Form 10-K
period 1993-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 1994-03-31
CIK 101829

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES[X] EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993
                                          or

    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE[  ]
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission file number 1-812
                           UNITED TECHNOLOGIES CORPORATION
                (Exact name of registrant as specified in its charter)

                   DELAWARE              06 0570975
                (State or other       (I.R.S. Employer
                jurisdiction of
               incorporation or      Identification No.)
                 organization)

       United Technologies Building, Hartford,          06101
                     Connecticut
      (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code:  ( 203) 728-7000

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class              Name of each exchange on which
                                                  registered

     Medium-Term Notes, Series B,           New York Stock Exchange
PEN
   Notes due September 8, 1997
     Common Stock ($5 par value)            New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not to be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

     At February 1, 1994, there were 126,610,856 shares of Common Stock outstanding; the aggregate market value of the voting Common Stock held by non affiliates at February 1, 1994 was approximately $8,435,448,281.

     List hereunder the following documents if incorporated by reference and the Part of the Form
10-K into which the document is incorporated: (1) United Technologies Corporation 1993 Annual Report to Shareowners, Parts I, II and IV; and (2) United Technologies Corporation Proxy Statement for the 1994 Annual Meeting of Shareowners, Part III.

















PAGE

                           UNITED TECHNOLOGIES CORPORATION
                           ________________________________
                                Index to Annual Report
                                     on Form 10-K
                             Year Ended December 31, 1993

PART I
                                                               Page

Item  1.   Business                                              1

Item  2.   Properties                                           13

Item  3.   Legal Proceedings                                    14

Item  4.   Submission of Matters to a Vote of Security          16
           Holders

- -----      Executive Officers of the Registrant                 16


PART II

Item  5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters                          19

Item  6.   Selected Financial Data                              19

Item  7.   Management's Discussion and Analysis of Results of
           Operations and Financial Position                    19

Item  8.   Financial Statements and Supplementary Data          19

Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                  19


PART III

Item 10.   Directors and Executive Officers of the Registrant   19


Item 11.   Executive Compensation                               19

Item 12.   Security Ownership of Certain Beneficial Owners      19
           and Management

Item 13.   Certain Relationships and Related Transactions       19


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and         20
           Reports on Form 8-K
























PAGE

Item 1.    Business

                              History of Business

   United Technologies Corporation was incorporated in Delaware in 1934. Since 1973, growth has been enhanced by the acquisition of several companies and by internal growth of existing businesses of the Corporation*.

   In the first quarter of 1988, the Corporation sold its Essex Group. In December 1988, the Corporation purchased a 46 percent equity interest in Sheller-Globe Corporation, and purchased the remaining equity of the company in the fourth quarter of 1989. During 1990, the Corporation sold its interests in several of the Automotive segment's non-core businesses. In January 1994, the Corporation announced that it was planning to sell 40% of the economic interest in its Automotive segment to the public through an initial public offering. See the description of Automotive at pages 11 through 12 of this Report. In February of 1994, the Corporation announced an agreement to sell Norden Systems, Inc., to Westinghouse Electric Corporation, subject to approval of the U.S. Government.

   Management's Discussion and Analysis of the Corporation's Results of Operations for 1993 compared to 1992, and for 1992 compared to 1991, and its Financial Position at December 31, 1993 and 1992, and Selected Financial Data for each year in the five year period ended December 31, 1993 are set forth on pages 27 through 35 of the Corporation's 1993 Annual Report to Shareowners. Whenever reference is made in this report to specific pages in the 1993 Annual Report to Shareowners, such pages are incorporated herein by reference.

Operating Units and Industry Segments

   The Corporation conducts its business principally through its Pratt & Whitney, Sikorsky, Hamilton Standard, Norden, Carrier, Otis, and UT Automotive units and also the United Technologies Research Center.

   The operating units of the Corporation conduct their business within five principal industry segments or lines of business--Pratt & Whitney, Flight Systems, Carrier, Otis, and Automotive. Management believes that during 1993 the principal products produced by the major business units within these five segments held in many instances, rankings of either number one or two. The principal products of the operating units reported within each of these industry segments are as follows:

Industry Segment  Principal Products

Pratt & Whitney   --Pratt & Whitney engines and parts

Flight Systems    --Sikorsky helicopters and parts
                  --Hamilton Standard engine controls, environmental
                    systems, propellers and other flight systems
                  --Norden airborne and ground radar and
                    command/control systems
                  --Chemical Systems and USBI rocket boosters and
                    preparation and refurbishment of rocket boosters

Carrier           --Carrier heating, ventilating, air conditioning,
                    and refrigeration equipment and service

Otis              --Otis elevators, escalators and service

Automotive        --Automotive components and systems

   The Consolidated Summary of Business Segment Financial Data for the years 1991 through 1993 appears on pages 51 through 54 of the Corporation's 1993 Annual Report to Shareowners.













_______________
*"Corporation," unless the context otherwise requires, means United
 Technologies Corporation and its consolidated subsidiaries.
PAGE

                  Description of Business by Industry Segment

   The following description of the Corporation's business by industry segment should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Position appearing in the Corporation's 1993 Annual Report to Shareowners, especially the information contained therein under the headings "Business Environment" and "Restructuring and Other Actions."

Pratt & Whitney

   Pratt & Whitney's business consists almost entirely of revenues* from the sale of aircraft gas turbine engines and spare parts and from the overhaul and repair of engines. Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, and the U.S. and foreign governments. Direct and indirect revenues from sales to the U.S. Government amounted to $1,556 million, or approximately 26 percent, of Pratt & Whitney revenues in 1993. Sales to the Boeing Company and McDonnell Douglas Corporation, consisting primarily of commercial aircraft jet engines, amounted to $1,218 million, or approximately 21 percent, and $452 million, or approximately 8 percent, respectively, of total Pratt & Whitney revenues in 1993.

                     Commercial Aircraft Engines and Parts

   Pratt & Whitney is one of the world's leading producers of large turbofan
(jet) engines and parts for commercial aircraft. During the years 1991 through 1993, the Corporation's total revenues from its commercial engine business were as follows:

              Year    Total Revenues Engines & Parts

              1991            $3,778 million
              1992            $3,700 million
              1993            $3,266 million

   As of December 31, 1993, Pratt & Whitney jet engines powered approximately 6,600 commercial aircraft for approximately 725 domestic and foreign airlines and other owners and operators. Jet engines currently in production at Pratt & Whitney for installation in commercial aircraft are as follows:

              Year of       Current
Commercial     First        Maximum       Current Production    Number of
  Engine    Commercial      Takeoff       Aircraft in which    Engines per
Designation   Service       Thrust            Installed          Aircraft

 JT8D-200      1980       21,000 lbs.   Douglas MD-80**             2
  PW2000       1984       41,700 lbs.   Boeing 757-200/PF***        2
  PW4000       1987       62,000 lbs.   Airbus A310-300***          2
                                        Airbus A300-600***          2
                                        Boeing 747-400***           4
                                        Boeing 767-200/-            2
                                        300***
                                        Douglas MD-11***            3
 IAE V2500     1989       30,000 lbs.   Airbus A320/A321****        2
                                        Douglas MD-90*****          2














_______________

     For the definition of "revenues" as used in this report, see Notes to * Consolidated Summary of Business Segment Financial Data at page 54 of the Corporation's 1993 Annual Report to Shareowners.
 **  Powered exclusively by Pratt & Whitney engines.
     Powered by competitive as well as Pratt & Whitney engines.***
**** Powered by competitive as well as IAE International Aero Engines AG engines.
*****Powered exclusively by IAE International Aero Engines AG engines.
PAGE

   During 1992, International Lease Finance and Shorouk Air announced firm orders for 14 Boeing 757 aircraft, each powered by two PW2000 engines. At December 31, 1993, a total of 14 customers had announced firm orders for 376 Boeing 757 aircraft powered by 752 PW2000 engines, of which 568 engines had been delivered.

   The PW4000 is operating in airline service today at up to 62,000 pounds of thrust and was certified at 68,000 pounds of thrust for the Airbus A330 in August, 1993, and is scheduled to be certified at 84,000 pounds of thrust for the Boeing 777 in April 1994. The PW4000 engine powers current production McDonnell Douglas MD-11, Boeing 747 and 767, and Airbus A300 and A310 aircraft. During 1990, United Airlines selected the PW4000 as the launch engine on the new Boeing 777 aircraft as part of a $4 billion engine order, the largest in Pratt & Whitney's history. During 1991, All Nippon Airways became the second customer to select the PW4000-powered Boeing 777. In 1993, firm orders for 45 installed PW4000 engines were announced by six customers. At December 31, 1993, 67 customers had ordered a total of 674 aircraft powered by 1,748 PW4000 engines, of which 984 engines had been delivered.

   Motoren-und Turbinen-Union GmbH (MTU), a subsidiary of Daimler-Benz of Germany, and Pratt & Whitney have agreed that each company will participate with the other in the development, manufacture and marketing of commercial gas turbine engines. Under terms of a general collaboration agreement signed in March 1991, Pratt & Whitney will be the lead company on the PW4084, the growth version of the PW4000 engine intended for the Boeing 777 aircraft. MTU will have a 12.5 percent share of this program. Pratt & Whitney/MTU presently collaborate in the development, manufacture and marketing of the JT8D-200, the PW300 (see the discussion of General Aviation Engines and Parts beginning at page 4 of this Report), the PW2000 and the V2500 commercial gas turbine engines. P&W, GE, SNECMA and MTU are negotiating an agreement under which a European company could be formed to produce small turbofan engines in the range of the 12,000 to 20,000 pound thrust class.

   IAE International Aero Engines AG (IAE), a corporation whose shareholders consist of Pratt & Whitney, Rolls-Royce plc of England, Japanese Aero Engines Corporation, MTU, and FiatAvio of Italy, is providing the V2500 engine, to cover the range of 18,000 to 30,000 pounds of thrust. Pratt & Whitney has a 30 percent equity share in IAE. At December 31, 1993, 18 customers had placed firm orders for 311 A320 and A321 (a larger capacity derivative of the A320) aircraft to be powered by the V2500 engine. In addition, at December 31, 1993, seven customers had placed firm orders for 101 MD-90s, a two engine aircraft which will be powered exclusively by the V2500.

   The competitive environment encountered in introducing new airframe/engine combinations into the fleets of individual airlines, and the manner in which Pratt & Whitney and other engine suppliers respond to that environment, are discussed at pages 5 through 7 of this Report.

                           Military Engines and Parts

   Pratt & Whitney is one of two major suppliers to the U.S. Government of large jet engines and jet engine parts for military aircraft. During the years 1991 through 1993, the Corporation's total revenues from its government engine business were as follows:

               Year    Total Revenues Engines & Parts

               1991            $2,062 million
               1992            $2,006 million
               1993            $1,595 million

   At December 31, 1993, approximately 16,500 Pratt & Whitney jet engines were in active military inventories of the U.S. and foreign governments.

   Jet engines currently in production at Pratt & Whitney for installation on military aircraft are as follows:











PAGE

                              Current         Current        Number of
   Military      Year of      Maximum        Production     Engines per
    Engine        First       Takeoff       Aircraft in       Aircraft
  Designation  Operational     Thrust     which Installed
                   Use

     F100          1974     29,000 lbs.    Air Force F-15        2
                               class       Air Force F-16        1
     F117          1992     41,700 lbs.    Air Force C-17        4

   Pratt & Whitney competes with General Electric Company (GE) for engine orders for F-15 and F-16 fighter aircraft. The F-15 is produced by McDonnell Douglas Corporation, and the F-16 is currently produced by Lockheed Corporation. Since 1982, Pratt & Whitney's F100 engine has been used to fill approximately one-half of the U.S. Air Force's engine orders for these aircraft. The number of engines for these aircraft ordered annually by the Air Force has decreased from 231 engines ordered in 1989 to 12 engines ordered in 1993, all 12 of which have been awarded to GE. The Corporation has been notified by the U.S. Air Force that no further F-16 acquisitions are planned at present.

   During 1993, Pratt & Whitney delivered two F100 engines under a contract with the South Korean Air Force which calls for production and licensed production of a total of 132 F100 engines. Delivery of 18 engines under an F-16 program with Taiwan is scheduled for 1994, and current orders call for Pratt & Whitney to sell 166 F100 engines under that program. In March 1993, the Royal Saudi Air Force issued a letter of intent announcing the selection of Pratt & Whitney's F100-PW-229 to power its F-15 fleet, which contemplated the delivery of approximately 154 engines, commencing in 1994. However, in February 1994 Saudi Arabia reached an agreement in principle with the U.S. Government and five U.S. defense contractors to restructure certain payments for military hardware, which included stretching out deliveries of the 72 F-15s involved.
In January 1994, Israel selected an F-15 derivative with the F100 engine for an anticipated procurement of 20 aircraft, with an option to purchase five more, plus an undetermined number of spares.

   Currently, all orders for the F117 engine, a version of the PW2000 which powers the C-17 airlift aircraft produced by McDonnell Douglas for the U.S. Air Force, are placed directly with Pratt & Whitney by the Air Force. Twenty F117 engines were delivered to the Air Force in 1993, and 35 F117 engines are scheduled for delivery in 1994. Original Air Force plans called for delivery of 120 C-17s; however, management believes that number may be reduced as a result of either or both of U.S. defense budget cuts and possible Air Force procurement of non-military aircraft to fill the C-17's anticipated role.

   Jet engines under development by Pratt & Whitney are designated the J52-P-409 and the F119-PW-100 (formerly PW5000). The J52-P-409 is an improved performance version of the J52-P-408 and J52-P-8 engines and is rated at approximately 12,500 pounds of takeoff thrust. Due to reductions in the U.S. defense budget, management cannot predict with certainty whether this engine will be produced in significant numbers. The F119 was selected to power the Air Force's F-22 aircraft under development by the team of Lockheed Corporation and the Boeing Company, and it is a 35,000-pound-thrust class engine. This engine is being developed under an Engineering and Manufacturing Development contract. Also, as a result of reductions in the U.S. defense budget, management cannot predict with certainty when, and in what quantities, production of the F119 will commence.

   The competitive environment encountered in supplying military jet engines and jet engine parts to the U.S. Government is discussed beginning at page 12 of this Report.

                       General Aviation Engines and Parts

   Pratt & Whitney is one of the world's leading producers of small gas turbine engines and parts for business and regional/commuter aircraft, and also supplies small turbine engines and parts for military aircraft, for helicopters and as auxiliary power units for large transport aircraft.

   Small gas turbine engines are manufactured by Pratt & Whitney Canada and consist of the PT6 series of turboprop/turboshaft engines, which produce up to 1,650 shaft-horsepower, the JT15D series of turbofan engines, which produce up to 3,095 pounds of takeoff thrust and the PW100 series, a turboprop engine, which produces up to 2,750 shaft-horsepower. Typical applications are six to





PAGE
eighty-passenger business and regional airline aircraft, including the Beech King Air and Super King Air series, the Beech Starship I and Piaggio Avanti pusher turboprops, the Beech 1900 airliner and the Beechjet, Cessna Citation II and V and Caravan I and II, de Havilland Dash 8-100 and Dash 8-300, Piper Cheyenne IIIA, Embraer EMB-120, British Aerospace ATP, Fokker 50, Dornier DO 328 and Aerospatiale/Aeritalia ATR-42 and ATR-72 aircraft, and the Bell 212/412 and Sikorsky S-76B helicopters.

   On December 31, 1993, more than 17,000 PT6, JT15D and PW100 powered aircraft and helicopters were in use in approximately 160 countries and territories. During 1993, two Pratt & Whitney powered contenders for the Air Force Joint Primary Aircraft Training System completed first flight, one with the PT6 and the other with the JT15D. The PT6, JT15D and PW100 were each selected for a new or derivative installation in 1993.

   The PW300, a 5,000 pound thrust class turbofan engine, has been developed for mid-size business jets under a collaboration agreement with MTU. The engine powers two applications, the Raytheon Corporate Jets Hawker 1000 and the Learjet Model 60, which started production deliveries in 1991 and 1993, respectively.

   The PW200 series, a new 500 to 800 shaft-horsepower turboshaft engine, is being developed in Canada to power a series of light helicopters. The first model received Canadian Department of Transport certification in 1991 and is installed in the McDonnell Douglas MD Explorer helicopter which achieved first flight in 1992. The PW206B is installed in the Eurocopter EC 135, currently being developed.

   In September 1993, Pratt & Whitney Canada launched the PW500 program, a new family of turbofan engines in the 2,500-4,000 thrust class aimed at light to medium business jets. An engine supply contract has been signed with a launch customer but no firm orders have yet been received.

   The PW901A engine is used as the auxiliary power unit for the Boeing 747-400 aircraft. An auxiliary power unit provides aircraft with starting power, electric power, lighting and air conditioning. More than 430 units have now been ordered by Boeing.

                         Other Pratt & Whitney Products

   Other activities in the Pratt & Whitney Segment include the production of the RL10 liquid hydrogen fuel rocket motor used for upper stage propulsion for the National Aeronautics and Space Administration (NASA) Atlas-Centaur and Titan-Centaur launch vehicles; the supply of contract services for the construction, outfitting and operation of aircraft and aircraft engine maintenance centers for foreign customers; and the overhaul and repair of Pratt & Whitney engines in the U.S. and Canada and in overseas locations. Pratt & Whitney is a participant in the National Aero-space Plane (NASP) team with Rockwell, Rocketdyne, McDonnell Douglas and Lockheed under contract with the U.S. Air Force. The contract for the NASP involves research and concept studies for the X-30 design.

                   Other Pratt & Whitney Segment Information

   Pratt & Whitney's business is subject to rapid changes in technology; lengthy and costly development cycles; heavy dependence on a small number of products and programs; changes in legislation and in government procurement and other regulations and procurement practices (such as the current Defense Department emphasis on development of prototypes rather than full production of new systems and on upgrading existing systems rather than developing new systems); procurement preferences and policies of some foreign customers which require in-country manufacture through co-production (such as the co-production of the F100-PW-229 for the South Korean Fighter Program), offset procurement (where in-country purchases are required as a condition to obtaining orders), joint ventures and production sharing (such as exist in the case of the IAE V2500, JT8D, PW300, PW2000 and PW4000 engines), licensing or other arrangements; substantial competition from major domestic manufacturers and from foreign manufacturers whose governments sometimes give them direct and indirect research and development, marketing subsidies and other assistance for their commercial products; and changes in economic, industrial and international conditions.

   The principal methods of competition in Pratt & Whitney's business are price, product performance, service, delivery schedule and other terms and





PAGE
conditions of sale, including fleet introductory assistance allowances and performance and operating cost guarantees, and the participation by the Corporation and its finance subsidiaries in customer financing arrangements in connection with sales of commercial jet engines. Fleet introductory allowances are financial incentives offered by the Corporation to airline customers in order to make engine sales which lead, in turn, to the sale of spare parts and services. Pratt & Whitney's major competitors are the aircraft engine businesses of GE and Rolls Royce. (For information regarding the Corporation's finance subsidiaries and commitments to finance or arrange financing for commercial aircraft, see Note 5 of Notes to Financial Statements at page 43 of the Corporation's 1993 Annual Report to Shareowners.)

   Historically, it was common to new aircraft programs for only one engine to be selected for a given airplane. In those situations, competition between engine manufacturers occurred principally at the time of the selection of the engine for the particular aircraft. That approach still prevails in some situations, including general aviation aircraft, the McDonnell Douglas MD-80, which is powered exclusively by the Pratt & Whitney JT8D engine, and the MD-90, which is powered exclusively by the IAE V2500. In those situations, when the customer chooses an aircraft, there is no choice of engines. The customer must buy the engine originally selected for that aircraft.

   In the case of commercial aircraft such as the Boeing 747, 757, 767 and 777, the McDonnell Douglas MD-11, and the Airbus Industrie A300, A300-600, A310, A320 and A321, aircraft manufacturers offer their customers a choice of engines, giving rise to substantial competition among engine manufacturers at the time of the sale of aircraft. This competition has become increasingly significant where new commercial airframe/engine combinations are first introduced to the market and into the fleets of individual airlines. Financial incentives granted by engine suppliers, and performance and operating cost guarantees on their part, are frequently important factors in such sales and can be substantial. (For information regarding participation in guarantees of customer financing arrangements granted by Pratt & Whitney and performance and operating cost guarantees, see Notes 1, 5, 12 and 13 of Notes to Financial Statements at pages 41 to 43 and 50, of the Corporation's 1993 Annual Report to Shareowners.)

   Sales of Pratt & Whitney military engines are adversely affected by declining defense budgets (both in the U.S. and, to some extent, abroad) and the presence of competitors, such as General Electric. Military spare parts sales have been, and will continue to be, adversely affected by the decline in overall procurement by the U.S. Government and, to a lesser extent, by the U. S. Government's policy of increasing its parts purchases from suppliers other than the original equipment manufacturers. The combined impact of these developments is not believed to be material to the Corporation at the present time. The Corporation's sales to the U.S. Government of spare parts for military products, a substantial portion of which are manufactured by the Corporation's suppliers and subcontractors, were approximately $374 million or 6 percent of total Pratt & Whitney revenues in 1993.

   Pratt & Whitney sales in the U.S. and Canada are made directly to the customer by the Corporation and, to a limited extent, through independent distributors. Other export sales from the U.S. are made with the assistance of an overseas network of sales offices and representatives outside the U.S.
Export sales amounted to $2,289 million, or approximately 33 percent, and $2,031 million, or approximately 34 percent, of total Pratt & Whitney revenues in 1992 and 1993, respectively.

   Pratt & Whitney's revenues associated with manufacturing operations outside the U.S., which consist primarily of small gas turbine engines and parts manufactured in the Corporation's plants near Montreal, Canada, amounted to $1,217 million, or approximately 18 percent, and $1,118 million, or approximately 19 percent, of total Pratt & Whitney revenues in 1992 and 1993, respectively. Such operations are subject to local government regulations as well as to varying political and economic risks.

   At December 31, 1993, the business backlog in the Pratt & Whitney business amounted to $9,484 million, including $1,600 million under funded contracts and subcontracts with the U.S. Government, as compared to $11,627 million and $1,553 million, respectively, at December 31, 1992. Of the total Pratt & Whitney business backlog at December 31, 1993, approximately $5,133 million is expected to be realized as sales in 1994. Pratt & Whitney's backlog is based on the terms of firm orders received and does not include discounts granted directly to airline and other customers. Beginning in 1992, a number of major domestic





PAGE
airlines, foreign airlines and other owners and operators expressed their interest in postponing delivery of aircraft on order and, in some cases, existing orders and options for future delivery were canceled. The Corporation has negotiated with United Airlines changes to previously negotiated engine contract terms, including deferral of some engine deliveries. These factors could affect the amount of Pratt & Whitney business backlog which will ultimately be realized as sales.

Flight Systems

   The Corporation's Flight Systems business is conducted through Sikorsky Aircraft, Hamilton Standard, Norden Systems, Chemical Systems, USBI, and International Fuel Cells.

   Flight Systems products are sold principally to the U.S. Government, airframe and aircraft engine manufacturers, airlines and other aircraft operators, and foreign governments. Direct and indirect revenues from sales to the U.S. Government amounted to $2,416 million, or approximately 62 percent, of total Flight Systems revenues in 1993.

                      Military and Commercial Helicopters

   Sikorsky is one of the world's leading manufacturers of military and commercial helicopters. Sikorsky is the primary supplier of transport helicopters to the U.S. Army. Sikorsky is currently producing helicopters for a variety of uses including passenger, utility/transport, cargo, anti-submarine warfare, search and rescue, mine countermeasures and heavy-lift operations. In addition to all branches of the U.S. military, Sikorsky supplies helicopters to foreign governments and the worldwide commercial market. Sikorsky's business base also encompasses spare parts for past and current helicopters produced by Sikorsky, and, through the Sikorsky Support Services, Inc. subsidiary of the Corporation, repair and retrofit of helicopters in the U.S. military fleet. Other helicopter manufacturers include Bell Helicopters, Eurocopter, Boeing Helicopters, Agusta and Westland.

   Current production programs at Sikorsky include the BLACK HAWK medium-transport helicopter for the U.S. Army and derivatives for foreign governments; the SEAHAWK and CV Helo medium-sized helicopters for anti-submarine warfare missions for the U.S. Navy and derivatives for both the U.S. and foreign governments; the HH-60 JAYHAWK medium-range recovery helicopter for the U.S. Coast Guard; the CH-53E SUPER STALLION heavy-lift and MH-53E SEA DRAGON mine counter-measures helicopters for the U.S. Navy and Marine Corps and derivatives for Japan; and the S-76 intermediate-sized helicopter for executive transport and offshore oil platform support.

   In 1993, seven HH-60J JAYHAWK helicopters were delivered to the U.S. Coast Guard. On the commercial side, 10 of the 11 deliveries of S-76 helicopters in 1993 were made to international customers.

   Although in 1992 Sikorsky was awarded a U.S. Government contract for 300 BLACK HAWK helicopters through 1997, declining Defense Department budgets are such that Sikorsky's future will be increasingly dependent upon expanding its international position. Typically, these sales are expected to require the development of an in-country co-production program. Sikorsky succeeded in developing such a program in South Korea in 1990 by entering into a contract with Korean Airlines for 81 BLACK HAWK helicopters, 74 of which were to be co-produced. With this contract substantially completed, a supplemental contract was signed on December 31, 1993 for an additional 57 helicopter kits. In December 1992, Sikorsky signed a contract to provide up to 95 BLACK HAWK helicopters to the Turkish Armed Forces. The first 45 aircraft will be produced by Sikorsky. Of these, 40 have been delivered to and accepted by Turkey with the remainder scheduled to be delivered by June 1994. Sikorsky currently is negotiating a contract for the remaining 50 helicopters that are to be co-produced with Turkish industry participation.

   Sikorsky has been teamed with Boeing Helicopter Company for the Engineering and Manufacturing Development (EMD) of the U.S. Army's next generation light helicopter program, the RAH-66 Comanche. The Boeing/Sikorsky team has been performing under the EMD cost reimbursement contract awarded in 1991. Present requirements call for a minimum of 1,292 aircraft; however, due in part to declining defense budgets, the Department of Defense in early 1992 called for an extension of the development contract and a deferral of Comanche production beyond 1997. The Corporation cannot predict the quantity of aircraft which





PAGE
ultimately will be built. Based on Department of Defense direction, the Army and Sikorsky in January 1993 completed negotiations of a restructured Demonstration Validation Prototype Program to validate crucial components of the Comanche design.

   Sikorsky's development of a new S-92 commercial helicopter continues.

                         Other Flight Systems Products

   Hamilton Standard is a leading domestic producer of a number of Flight Systems products. Major production programs include engine controls, environmental controls, flight controls and propellers for commercial and military aircraft. In addition, Hamilton Standard produces the space suit for the NASA space shuttle astronauts and environmental controls for the shuttle's orbiter.

   Norden Systems produces airborne, shipboard and ground based radar systems, electronic systems and anti-submarine warfare systems for the U.S. and foreign governments. Current production programs include the limited rate initial production (LRIP) of the AN/APY-3 Joint STARS (Surveillance Target Attack Radar System) for the U.S. Air Force, the AN/APG-76 Multi-Mode Radar System (MMRS) for the Israeli F-4 Super Phantom Program, the Airport Surface Detection Equipment (ASDE-3) surface traffic control radar for the Federal Aviation Administration
(FAA), the fire control radar for the Multiple Launch Rocket System (MLRS), the AN/SPS-40 and AN/SPS-67 shipboard radars, the AN/SYS sensor fusion system, and the AN/WLR-9 acoustic intercept system which is operational on all U.S. Navy submarines.

   Development programs include Joint STARS, which was utilized in the Persian Gulf conflict to identify ground targets; a podded version of the MMRS, which will extend the aircraft and customer base of the radar; the Airport Movement Area Safety System (AMASS) which, in conjunction with ASDE-3, will provide the FAA an automatic runway incursion warning system designed to prevent aircraft runway collisions; the EA-6B Advanced Capability Radar (ADVCAP) for the U.S. Navy; and the WYL-1 Acoustic Intercept System, which is an advanced version of the AN/WLR-9.

   The Chemical Systems Division manufactures and provides launch services for solid rocket propellant boosters producing more than one million pounds of thrust which, when used in pairs, constitute the initial booster stage for the U.S. Air Force's Titan IV launch vehicle as well as for the Martin Marietta Titan III commercial launch vehicle. In addition, Chemical Systems Division produces other propulsion systems, such as shuttle booster separation motors, the Inertial Upper Stage solid rocket motors for the U.S. Air Force and NASA, the third stage rocket motor for the Navy's Trident II Missile, Tomahawk missile boosters and Aegis booster motors for the U.S. Navy, and is currently a qualified supplier of the U.S. Air Force's Minuteman III/Stage III propulsion system. In 1992, Chemical Systems received a contract from Lockheed Space and Missiles Company for the demonstration and validation of the solid propellant rocket, which will power the U.S. Army's Theater High Altitude Area Defense (THAAD) ballistic missile defense system.

   USBI is under contract with NASA for the Space Shuttle Solid Rocket Boosters and is responsible for the design, assembly, test, launch operations support and refurbishment of the solid rocket boosters. In addition, USBI provides design support to the Shuttle Processing Contractor in the stacking and testing of the Space Shuttle vehicle, and is responsible for the integration of the solid rocket motors with solid rocket boosters.

   International Fuel Cells Corporation (IFC) develops, manufactures and sells fuel cell systems and fuel cell electric generating power plants to commercial, aerospace and military customers. ONSI Corporation, an IFC subsidiary established with investments by Toshiba Corporation of Japan and Ansaldo S.p.A. of Italy to manufacture, sell and develop future models of stationary, packaged fuel cell power plants of 1,000 kilowatts or less, delivered 25 of its 200-kilowatt PC25_ fuel cell power plants to commercial customers in 1993.

                    Other Flight Systems Segment Information

   The Flight Systems business is subject to rapid changes in technology; lengthy and costly development cycles; heavy dependence on a small number of products and programs; changes in legislation and in government procurement and other regulations and procurement practices (such as the current Defense





PAGE

Department emphasis on development of prototypes rather than full production of new systems and on upgrading existing systems rather than developing new systems); declining defense budgets (both in the U.S. and abroad); procurement preferences and policies of some foreign governments which require in-country manufacture through co-production or offset procurement (such as co-production and offset arrangements entered into with the governments of South Korea and Turkey with respect to the sales discussed at page 7 of this Report), licensing or other arrangements; substantial competition from a large number of companies, including competition from major domestic and foreign manufacturers; and changes in economic, industrial and international conditions.

   The principal methods of competition in the Flight Systems business are price, delivery schedules, product performance, service and other terms and conditions of sale, including participation in the financing of helicopter sales.

   Sales in the U.S. are usually made directly to the customer by the Corporation. Export sales to Canada from the U.S. are made directly to the customer. All other export sales are made with the assistance of an overseas network of sales offices and representatives outside the U.S. Such export sales amounted to $810 million, or approximately 20 percent, and $1,000 million, or approximately 25 percent, of total Flight Systems revenues in 1992 and 1993, respectively.

   At December 31, 1993, the Flight Systems business backlog amounted to $4,877 million, including $3,277 million under funded contracts and subcontracts with the U.S. Government, as compared to $5,571 million and $4,026 million, respectively, at December 31, 1992. Of the total Flight Systems business backlog at December 31, 1993, approximately $2,897 million is expected to be realized as sales in 1994.

Carrier

   Carrier is the world's largest manufacturer of heating, ventilating and air conditioning (HVAC) systems and equipment. Carrier also participates in the commercial, industrial and transport refrigeration businesses. During the years 1991 through 1993, the Corporation's total revenues from these businesses were:

                       Total Revenues--HVAC and Refrigeration
               Year        Systems, Equipment and Service

               1991                $3,843 million
               1992                $4,328 million
               1993                $4,480 million

   Carrier manufactures and sells 15 major global product lines, with over 10,000 different products manufactured. The products manufactured include chillers and airside equipment, commercial unitary systems, residential split systems (cooling only and heat pump), duct-free split systems, window and portable room air conditioners and furnaces.


                       Other Carrier Segment Information

   Carrier's business is subject to changes in economic, industrial and international conditions, including possible increases in interest rates, which could reduce the demand for HVAC systems and equipment; changes in legislation and in government regulations; changes in technology; decreases in construction starts; and competition from a large number of companies, including other major domestic and foreign manufacturers. The principal methods of competition are delivery schedule, product performance, price, service and other terms and conditions of sale.

   Carrier's products and services are sold principally to builders and building contractors and owners. Sales are made both directly to the customer and by or through manufacturers' representatives, distributors, dealers, individual wholesalers and retail outlets.

   In 1992 and 1993, Carrier's revenues associated with operations outside of the U.S. amounted to $2,335 million, or approximately 54 percent, and $2,284 million, or approximately 51 percent, respectively, of total Carrier Segment revenues. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion





PAGE
and repatriation of earnings), as well as to varying political and economic risks.

   At December 31, 1993, the Carrier business backlog amounted to $780 million, as compared to $685 million at December 31, 1992. Substantially all of the total business backlog at December 31, 1993 is expected to be realized as sales in 1994.

Otis

   Otis is the world's leader in the production, installation and service of elevators and escalators. During the years 1991 through 1993, the Corporation's total revenues from elevators, escalators and services were as follows:
                           Total Revenues--
                              Elevators,
                Year     Escalators & Services

                1991        $4,304 million
                1992        $4,512 million
                1993        $4,418 million

   Included in the above amounts are service revenues of $2,379 million, $2,666 million, and $2,636 million, in 1991, 1992 and 1993, respectively.

   Otis manufactures a wide range of passenger and freight elevators, including geared and hydraulic elevators for medium and low speed passenger and freight applications and gearless elevators for high-speed passenger operations in high rise buildings, and modernizes older elevators and escalators. Otis also produces a broad line of escalators, moving sidewalks, and shuttle systems for horizontal transportation.

   Otis services a substantial portion of the elevators and escalators which it has sold in the past and also services elevators and escalators of other manufacturers. At December 31, 1993, Otis serviced more than 750,000 elevators and escalators worldwide, the majority of which are under regular service contracts.

   Otis conducts its business principally through various affiliated companies worldwide. In some cases, consolidated affiliates have significant minority interests.

   In addition, Otis continues to invest in emerging markets in Central and Eastern Europe and Asia (e.g., Russia, Ukraine, and the People's Republic of China) through the establishment of affiliated companies, with varying amounts of equity participation. Management cannot predict how these markets will progress, but does not believe that any adverse developments in these markets will have a material effect on the Corporation.

                         Other Otis Segment Information

   Otis' business is subject to changes in economic, industrial and international conditions, including possible increases in interest rates, which could reduce the demand for elevators, escalators and services; changes in legislation and in government regulations; changes in technology; decreases in construction starts; and substantial competition from a large number of companies including other major domestic and foreign manufacturers. The principal methods of competition are price, delivery schedule, product performance, service and other terms and conditions of sale. Otis' products and services are sold principally to builders and building contractors and owners.

   In 1992 and 1993, revenues associated with operations outside of the U.S. amounted to $3,754 million, or approximately 83 percent, and $3,723 million, or approximately 84 percent, respectively, of total Otis Segment revenues. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying political and economic risks.

   At December 31, 1993, the Otis business backlog amounted to $2,812 million as compared to $2,868 million at December 31, 1992. Of the total business backlog at December 31, 1993, approximately $2,442 million is expected to be realized as sales in 1994.







PAGE

Automotive

   The Corporation's Automotive business is conducted through the Automotive Group. The Automotive Group is a major domestic supplier of wire harness systems, switches, terminals and connectors, steering wheels, instrument panels, consoles, fractional horsepower motors and other automotive components. The Automotive Group also supplies wire harness systems, fractional horsepower motors, steering wheels and other automotive components to customers in Europe and Asia.

   During 1990, the Corporation sold its interests in (1) the Sealing Systems Division of Sheller-Globe Corporation, a supplier of rubber molded products principally used as weather stripping for automotive windows, with domestic operations in Iowa, Indiana and California and international operations in France and Spain; (2) Diavia S.p.A. and Aura S.r.L., two Italian automotive aftermarket air conditioning system suppliers; (3) Sheller-Ryobi Corporation, an Indiana aluminum die casting manufacturer; and (4) Sheller-Globe Engineered Polymers Corporation, a Minnesota non-automotive plastic components producer.

   During 1992, the Corporation sold its interest in the Hose, Fittings and Industrial Products Division of United Technologies Automotive, Inc., a supplier of coupled hose assemblies and fittings products and extruded plastic and plastic sheet products, hydraulic valves and machined products to the automotive and commercial marketplace, which had domestic operations in Georgia, Illinois, Indiana, Michigan, North Carolina and Ohio and an international operation in the United Kingdom.

   On January 19, 1994, the Corporation announced that it was planning to sell 40% of the economic interest of its Automotive segment to the public through an initial public offering of the Class A Common Stock of UT Automotive, Inc. ("UTA"). UTA filed a registration statement on Form S-1 under the Securities Act of 1933 relating to the offering (the "Registration Statement"). The Registration Statement has not yet been declared effective and is subject to amendment. The Corporation currently plans to retain 60% of the economic interest in UTA and will have the ability to elect at least 80% of the board of directors of UTA.

                        Sales to the Automotive Industry

   Sales to the major domestic automotive manufacturers are made against periodic short-term releases issued by the automotive manufacturers under annual orders for a percentage of the respective manufacturer's requirements for the products ordered. In 1991, sales to the major domestic automotive manufacturers were $1,302 million, or approximately 62 percent, of total Automotive revenues. In 1992, sales to the major domestic automotive manufacturers were $1,554 million, or approximately 65 percent, of total Automotive revenues. In 1993, sales to the major domestic automotive manufacturers were $1,602 million, or approximately 67 percent, of total Automotive revenues.

   In 1991, sales to Ford Motor Company were $851 million, or approximately 65 percent, of sales to the major domestic automotive manufacturers and approximately 41 percent of total Automotive revenues. In 1992, sales to Ford Motor Company were $991 million, or approximately 64 percent, of sales to the major domestic automotive manufacturers and approximately 42 percent of total Automotive revenues. In 1993, sales to Ford Motor Company were $965 million, or approximately 60 percent, of sales to the major domestic automotive manufacturers and approximately 41 percent of total Automotive revenues.

                       Other Automotive Segment Products

   The Automotive Group also produces headliners, door trim panels, sun visors, armrests, package trays and other interior trim, acoustical padding, foam products, mirrors, sun visors, thermal and acoustic barriers, horn pads, airbag covers, steering wheels, electronic controls and modules, vehicle entry systems, relays, interior lighting systems, switches and controls for turn signals, headlights, windshield wipers and ignition systems, power window motors, power door lock activators, anti-lock brake system pump motors, vehicle emission air blower motors, and windshield wiper motors and systems. United Technologies Industrial Lasers Division designs, builds and sells worldwide, high-power, continuous-wave CO2 industrial lasers.







PAGE

                      Other Automotive Segment Information

   The Automotive segment's business is subject to changes in economic, industrial and international conditions; increases in interest rates and decreases in the level of automotive production which could reduce the demand for many of the industrial products of the Corporation; changes in the prices of essential raw materials and petroleum-based materials; changes in legislation and in government regulations; changes in technology; and substantial competition from a large number of companies including other major domestic and foreign manufacturers. The principal methods of competition are price, delivery schedule and product performance.

   Automotive segment sales are made principally to automotive original equipment manufacturers and systems suppliers. Sales are made both directly to the customer and by or through manufacturers' representatives.

   Original equipment manufacturers throughout the world are outsourcing an increasing share of the design and manufacture of their automotive systems and subsystems. This trend benefits a select group of large, first-tier suppliers that can provide sophisticated design and engineering services, low-cost manufacturing, high product quality, and total systems capabilities on a global basis. To remain competitive in this environment, the ability to consistently deliver, on time, products of ever-increasing quality has become a critical requirement.

   In 1991, 1992 and 1993, revenues associated with operations outside of the U.S. amounted to $831 million, or approximately 40 percent, $1,062 million, or approximately 45 percent, and $743 million, or approximately 31 percent, respectively, of total Automotive segment revenues. International operations are subject to local government regulations (including regulations relating to currency conversion and repatriation of earnings), as well as to varying political and economic risks.

                  Other Matters Relating to the Corporation's
                              Business as a Whole

                            Research and Development

   To maintain its competitive position, the Corporation spends substantial amounts of its own funds on research and development. Such expenditures, net of reimbursements from participating suppliers to the Corporation's advanced commercial aircraft engine programs which are charged against income as incurred and relate principally to the Pratt & Whitney business, were $1,137 million or 5 percent of total revenues in 1993, as compared with $1,221 million or 6 percent of total revenues in 1992 and $1,133 million or 5 percent of total revenues in 1991. The Corporation also performs research and development work under contracts funded by the U.S. Government and some other customers. Such contract research and development, which is performed principally in the Pratt & Whitney business and to a lesser extent in the Flight Systems business, amounted to $918 million in 1993, as compared with $1,012 million in 1992 and $750 million in 1991.

                   Contracts, Environmental and Other Matters

   Contracts with the U.S. Government are subject to termination for the convenience of the government, in which event the Corporation normally would be entitled to reimbursement for its allowable costs incurred plus a reasonable profit.

   Most of the Corporation's sales are made under fixed-price type contracts; only six percent of the Corporation's total sales for 1993 were made under cost-reimbursement type contracts. Development contracts awarded in 1991 for the RAH-66 Comanche and the F119 Advanced Tactical Fighter engine are on a cost-reimbursement basis.

   Like many defense contractors, the Corporation has received allegations from the U.S. Government that some contract prices should be reduced because cost or pricing data submitted in negotiation of the contract prices may not have been in conformance with government regulations. The Corporation has made voluntary refunds in those cases it believes appropriate, has settled some allegations, and does not believe that any further price reductions that may be required will have a material effect upon its financial position or results of operations.





PAGE

   The Corporation is now and believes that, in light of the current government contracting environment, it will be the subject of one or more government investigations. See Item 3 Legal Proceedings at page 14 of this report for further discussion.

   Recent peace initiatives and related changes in Eastern Europe have served to reduce both U.S. and foreign defense spending as a whole. Management does not currently believe that Defense Department budget cutbacks will have a material adverse effect on the profitability of the Corporation, however, due in part to the Corporation's efforts to reduce its reliance on defense contracts.

   The Corporation purchases substantial quantities of materials, components and supplies from a large number of sources. Like other users in the U.S., the Corporation is largely dependent on foreign sources located in Africa for its requirements of cobalt, and on sources located in Africa, Eastern and Central Europe and the countries of the former U.S.S.R. for its requirements of chromium. The Corporation does not foresee any unavailability of materials or components which will have any material adverse effect on its overall business, or on any of its business segments, in the near term. To alleviate possible longer term effects, the Corporation has a number of ongoing programs which include the expansion of its internal production capacity for precision parts; the development of new vendor sources; the increased use of more readily available materials through material substitutions and the development of new alloys; and conservation of materials through scrap reclamation and new manufacturing processes such as net shape forging.

   While the Corporation's patents, trademarks, licenses and franchises are cumulatively important to its business, the Corporation does not believe that the loss of any one or group of related patents, trademarks, licenses or franchises would have a material adverse effect on the overall business of the Corporation or on any of its business segments.

   The Corporation does not anticipate that compliance with federal, state and local provisions relating to the protection of the environment will have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations. (Environmental matters are the subject of certain of the Legal Proceedings described in Item 3 beginning at page 14 of this Report, and are further addressed in "Management's Discussion and Analysis of Results of Operations and Financial Position" at pages 34 and 35 and Note 13 of Notes to Financial Statements at page 50 of the Corporation's 1993 Annual Report to Shareowners.)

   Most of the laws governing environmental matters include criminal provisions. If the Corporation were convicted of a violation of the federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation would be listed on the Environmental Protection Agency's (EPA) List of Violating Facilities. The listing would continue until the EPA concluded that the cause of the violation had been cured. Any listed facility cannot be used in performing any U.S. Government contract awarded to the Corporation during any period of listing by the EPA.

   In March 1990, it was announced that the Corporation and MTU, a subsidiary of Daimler-Benz AG (Daimler) had signed a memorandum of understanding concerning future business collaboration between the two companies. In March 1991, a formal agreement was executed providing for expanded cooperation between the parties with respect to commercial and general aviation engine research and development, manufacturing and marketing. See page 3 of this report for further description of this matter.

                                   Employees

   At December 31, 1993, the Corporation's total employment was approximately 168,600, a reduction of approximately 9,400 over the prior year.

Item 2.   Properties

   The Corporation's fixed assets include the plants and warehouses described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having modern automatic control features and special adaptations. The Corporation's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its





PAGE
facilities are in regular use. The Corporation considers the present level of fixed assets capitalized as of December 31, 1993, suitable and adequate for the respective industry segment's operations in the current business environment. For a further discussion of management's effort to restructure the Corporation, see "Management's Discussion and Analysis of Results of Operations and Financial Position" appearing in the Corporation's 1993 Annual Report to Shareowners, especially the information contained under the heading "Restructuring and Other Actions". The square footage numbers set forth in the succeeding paragraphs of this Item 2 are approximations.

   At December 31, 1993, the Corporation operated (a) plants in the U.S. which had 35.7 million square feet, of which 5.7 million square feet were leased; (b) plants outside the U.S. which had 17.9 million square feet, of which 2.4 million square feet were leased; (c) warehouses in the U.S. which had 6.4 million square feet, of which 4.8 million square feet were leased; and (d) warehouses outside the U.S. which had 5.8 million square feet, of which 4.1 million square feet were leased.

    Pratt & Whitney segment plants are located in six states, Canada, Singapore, the Netherlands and other areas. At December 31, 1993, the U.S. plants operated by the Pratt & Whitney segment had aggregate floor areas of 14.2 million square feet, of which 0.7 million square feet were leased and the plants outside the U.S. had aggregate floor areas of 3.0 million square feet, of which
0.2 million square feet were leased. In the Pratt & Whitney segment, outdoor testing of engines is conducted on 7,100 acres in Palm Beach County, Florida.
In addition, the Corporation currently owns and operates airports in East Hartford, Connecticut and Palm Beach County, Florida. Plans have been announced to move the Corporation's East Hartford airport operations to Bradley International Airport in Windsor Locks, Connecticut.

   Flight Systems plants are located in ten states, Italy and the Federal Republic of Germany. At December 31, 1993, the U.S. plants operated by the Flight Systems segment had aggregate floor areas of 8.8 million square feet, of which 1.9 million square feet were leased, and the plants outside the U.S. had aggregate floor areas of 0.7 million square feet, of which 0.1 million square feet were leased. Flight Systems also operates company-owned helicopter air fields in Bridgeport and Stratford, Connecticut, a company-owned rotary-wing aircraft completion, training and test center in Palm Beach County, Florida and a 5,100 acre outdoor rocket engine test center in Coyote, California.

    Carrier plants are located in seven states, Europe, Asia, Latin America, Australia and Canada. At December 31, 1993, the U.S. plants had an aggregate floor area of 5.7 million square feet, of which 1.9 million square feet were leased, and the plants outside the U.S. had an aggregate floor area of 4.4 million square feet, of which 0.6 million square feet were leased.

   Otis plants are located in one state, Europe, Asia and Latin America. At December 31, 1993, the U.S. plants had an aggregate floor area of 0.8 million square feet, of which none was leased, and the plants outside the U.S. had an aggregate floor area of 5.9 million square feet, of which 0.6 million square feet were leased.

   Automotive segment plants are located in fourteen states, Canada, Mexico, Europe and Asia. At December 31, 1993, the U.S. plants had an aggregate floor area of 5.7 million square feet, of which 1.1 million square feet were leased; and the plants outside the U.S. had an aggregate floor area of 4.0 million square feet, of which 1.0 million square feet were leased.

   Management believes that the facilities for the production of its products are suitable and adequate for the business conducted therein, are being appropriately utilized in line with experience and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. The Corporation continuously reviews its anticipated requirements for facilities and, based on that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

Item 3.   Legal Proceedings

   In June 1989, Sikorsky Aircraft submitted a voluntary disclosure report to the Department of Defense describing the conditions that gave rise to a $75 million downward adjustment of progress payments in April 1988 and related matters. On May 18, 1989, an employee filed under seal a "qui tam" action under





PAGE
the Civil False Claims Act in the United States District court for the District of Connecticut (Civil Action No. H-89-323-AHM) based on information that he learned while working on the Corporation's investigation of the matter. The Corporation and the Department of Justice have entered into a settlement agreement whereby the Corporation will pay the Government $150 million for any damage it has suffered. The amount of the settlement has been previously accrued.

   On June 29, 1992, the Department of Justice filed a Civil False Claims Act complaint in the United States District Court for the District of Connecticut, No. 592CV375, against Sikorsky Aircraft alleging that the government was overcharged by nearly $4 million in connection with the pricing of parts supplied for the reconditioning of the Navy's Sea King helicopter. The Complaint seeks treble damages plus a $10,000 penalty for each false claim submitted. Management believes that resolution of this matter will not have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations.

   In November 1991, the Corporation was served with a Department of Defense Inspector General subpoena for records relating to Pratt & Whitney's government contracts accounting practices for aircraft engine parts produced by foreign companies under certain commercial engine collaboration programs. Pratt & Whitney made a voluntary payment of $13,932,000 to the U.S. Government on December 23, 1992. A federal grand jury in the District of Connecticut is investigating this matter. Management believes that resolution of this matter will not have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations.

   In March 1992, the Corporation received a subpoena from the Department of Defense Inspector General requesting documents in connection with Pratt & Whitney's sales of goods and services to the Israeli Government. The investigation relates to the activities of former Israeli General Rami Dotan who pleaded guilty in Israel to engaging in corrupt practices in connection with Israeli Air Force procurements involving another engine manufacturer. A federal grand jury in the Southern District of Florida and the Civil Division of the Department of Justice are investigating this matter.

   A federal grand jury continues to investigate alleged violations of law in connection with marketing helicopters to the Government of the Kingdom of Saudi Arabia. The Corporation has responded to a grand jury subpoena requesting documents in connection with this matter and several current and former employees have been interviewed. A related civil suit filed by a former employee has been settled. Management believes that resolution of this matter will not have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations.

   The Corporation believes that, in light of the current government contracting environment, it will be the subject of one or more government investigations in the foreseeable future. If the Corporation or one of its business units were charged with wrongdoing as a result of any of these investigations, the Corporation or one of its business units could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the Corporation could be fined and debarred from new government contracting for a period generally not to exceed three years. Any contracts found to be tainted by fraud could be voided by the Government.

   In 1991, two complaints, each purporting to commence derivative and class actions by shareholders of the Corporation, were filed in the United States District Court for the District of Connecticut. The suits sought unspecified treble damages as well as other relief. On June 26, 1992, the District Court dismissed these two complaints in their entirety. Plaintiffs filed a consolidated amended complaint on September 23, 1992. The amended complaint, like the original complaints, named nine of the Corporation's directors as defendants and related to the Corporation's conduct of its defense business. Defendants moved to dismiss the complaint, and on February 4, 1994, the District Court dismissed the amended consolidated complaint in its entirety.

   Various state and federal government authorities have designated the Corporation as a potentially responsible party for liabilities under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state statutes. Said authorities seek expenditures and damages for contamination due to the release of pollutants into the environment. The





PAGE

Corporation believes that any payments it may be required to make as a result of these claims will not be material to the business or financial condition of the Corporation. The Corporation has had liability and property insurance in force over its history with a number of insurance companies, and the Corporation has commenced litigation seeking indemnity and defense under these insurance policies. No prediction can be made at this time as to the eventual outcome of this litigation. (For information regarding the matters discussed in this paragraph, see "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Position at pages 34 and 35 of the Corporation's 1993 Annual Report to Shareowners.)

   In January 1994, UT Automotive (UTA) received a letter from the Michigan Department of Natural Resources (MDNR) alleging violations of certain provisions of an air permit for its Niles, Michigan facility. MDNR also asserted that these were violations of a Consent Judgment between the MDNR and UTA (Consent Judgment No. 92-1811-CET, Berrien County Circuit Court). It alleged that the VOC emission rates established by the permit were exceeded. UTA is discussing the allegations with MDNR. Management believes that the resolution of this matter, including payments of any fines or penalties, will not have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations.

   In July 1992, the Maine Department of Environmental Conservation (MDEC) filed a Consent Agreement and Enforcement Order against the Corporation related to a Pratt & Whitney facility in North Berwick, Maine. On October 27, 1993, the Corporation and MDEC entered into a settlement agreement, under which the Corporation agreed to pay a penalty of $134,200, to improve its hazardous waste management procedures and submit certain reports and studies regarding hazardous waste management to the MDEC. The matter is now concluded.

Item 4.   Submission of Matters to a Vote of Security Holders

   No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 1993.

- -----     Executive Officers of the Registrant

   The executive officers of United Technologies Corporation, together with the offices in United Technologies Corporation presently held by them, their business experience since January 1, 1989, and their ages, are as follows:






































PAGE

                                       Other Business            Age
Name             Title                 Experience                2/1/94
                                       Since 1/1/89

Norman R.        President, UT         President, Electrical     51
Bodine           Automotive (since     Systems & Components;
                 1992)                 President, Automotive
                                       Products Division, UT
                                       Automotive

Eugene Buckley   President, Sikorsky          -------            63
                 Aircraft (since
                 1987)

William L.       Senior Vice           Vice President, Human     51
Bucknall, Jr.    President, Human      Resources &
                 Resources &           Organization, United
                 Organization (since   Technologies; Vice
                 1992)                 President, Human
                                       Resources, Carrier;
                                       Corporate Director,
                                       Compensation and
                                       Benefits; Corporate
                                       Director, Salaried
                                       Employee Relations

Franklyn A.      Senior Vice           Senior Vice President,    43
Caine            President, Planning   Controller; Senior Vice
                 and Corporate         President, Human
                 Development (since    Resources &
                 1993)                 Organization; Vice
                                       President, Treasurer

Mark S. Coran    Executive Vice        Vice President,           50
                 President,            Controller, United
                 Operations, Pratt &   Technologies; Vice
                 Whitney (since 1991)  President, Group
                                       Finance, Pratt & Whitney

Robert F.        Chairman (since       President and Chief       60
Daniell          1987), Chief          Operating Officer (1984-
                 Executive Officer     1992)
                 (since 1986)

George David     President and Chief   Executive Vice President  51
                 Operating Officer     and President,
                 (since 1992)          Commercial/Industrial;
                                       Senior Vice President,
                                       United Technologies;
                                       President and Chief
                                       Executive Officer, Otis
                                       Elevator

Thomas J. Fay    Senior Vice           Senior Vice President,    60
                 President,            Corporate Affairs, Aetna
                 Communications        Life & Casualty
                 (since 1990)

Frederick C.     Vice President,       Director, Financial       43
Flynn, Jr.       Treasurer (since      Programs; Director,
                 1989)                 Business Development

William S.       President, Carrier    President, Carrier North  51
Frago            Corporation (since    American Operations;
                 1992)                 Vice President,
                                       Worldwide Marketing &
                                       Product Management,
                                       General Electric
                                       Lighting

Bruno Grob       President, European   Executive Vice            44
                 & Transcontinental    President, European &
                 Operations, Otis      Transcontinental
                 Elevator (since       Operations; President,
                 1992)                 Director General, Otis
                                       France; Vice President &
                                       Regional Manager, North
                                       American Operations,
                                       Otis Elevator
PAGE

                                       Other Business            Age
Name             Title                 Experience                2/1/94
                                       Since 1/1/89

Robert J.        Senior Vice           Vice President, Science   60
Hermann          President Science &   & Technology
                 Technology (since
                 1992)

James T.         Executive Vice        Vice President and        51
Johnson          President,            General Manager-Everett
                 Pratt & Whitney and   Division, Boeing
                 President-Large       Commercial Airplane
                 Commercial Engines    Group
                 (since 1993)

Karl J. Krapek   President, Pratt &    Chairman, President and   45
                 Whitney               Chief Executive Officer,
                 (since 1992)          Carrier Corporation;
                                       President and Chief
                                       Operating Officer;
                                       President, North
                                       American Operations,
                                       Otis Elevator

Frank W.         Senior Vice           Vice President, Business  63
McAbee, Jr.      President,            Practices; Vice
                 Environmental and     President, Government
                 Business Practices    Contracts and Compliance
                 (since 1990)

George E.        Vice President -      Partner - Price           44
Minnich          Controller            Waterhouse
                 (since 1993)

Stephen F. Page  Executive Vice        Executive Vice President  54
                 President             and Chief
                 and Chief Financial   Financial Officer; Vice
                 Officer (since 1993)  President Finance &
                                       Treasurer, Black &
                                       Decker Corporation

William F. Paul  Senior Vice           Senior Vice President,    57
                 President,            Washington Office;
                 Government Affairs    Senior Vice President &
                 (since 1991)          Executive Vice
                                       President,
                                       Aerospace/Defense;
                                       Senior Vice President,
                                       Defense & Space Systems

Karl M. Thomas   Executive Vice        Group Vice President,     57
                 President,            Operations; President,
                 Technical, Pratt &    Manufacturing, Pratt &
                 Whitney (since 1991)  Whitney

William H.       Vice President,       Vice President and        50
Trachsel         Secretary and Deputy  Deputy General Counsel
                 General Counsel
                 (since 1993)

Jean-Pierre van  President, Otis       Executive Vice President  59
Rooy             Elevator (since       and Chief Operating
                 1991)                 Officer; President,
                                       North American
                                       Operations; Senior Vice
                                       President, European &
                                       Transcontinental
                                       Operations, Otis
                                       Elevator

Irving B.        Executive Vice        Senior Vice President     48
Yoskowitz        President and         and General Counsel
                 General Counsel
                 (since 1990)

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.
PAGE

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

   See "Comparative Stock Data" appearing on page 35 of the Corporation's 1993 Annual Report to its Shareowners containing the following data relating to the Corporation's Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends. All such data are incorporated by reference in this Report.

 Item 6.  Selected Financial Data

   See the Five-Year Summary appearing on page 27 of the Corporation's 1993 Annual Report to its Shareowners containing the following data: sales, net income, primary and fully diluted earnings per share, cash dividends on Common Stock, total assets and long-term debt. All such data are incorporated by reference in this Report.

Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Position

   See "Management's Discussion and Analysis of Results of Operations and Financial Position" appearing on pages 28 through 35 of the Corporation's 1993 Annual Report to its Shareowners; such discussion and analysis is incorporated by reference in this Report.

Item 8.   Financial Statements and Supplementary Data

   The 1993 and 1992 Balance Sheets, and other financial statements for the years 1993, 1992 and 1991, together with the report thereon of Price Waterhouse dated January 26, 1994, appearing on pages 36 through 54 in the Corporation's 1993 Annual Report to its Shareowners are incorporated by reference in this Report.

   The 1993 and 1992 Selected Quarterly Financial Data appearing on page 55 in the Corporation's 1993 Annual Report to its Shareowners are incorporated by reference in this Report.

 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

   Not applicable.

 Item 10. Directors and Executive Officers of the Registrant

   The information required by Item 10 with respect to directors is incorporated herein by reference from pages 4 through 6 of the Corporation's Proxy Statement for the 1994 Annual Meeting of Shareowners. Information regarding executive officers is contained in Part I of this Report (pages 16 through 18).

Item 11.   Executive Compensation

   The information required by Item 11 is incorporated herein by reference from pages 8 through 13, and pages 18 through 19 of the Corporation's Proxy Statement for the 1994 Annual Meeting of Shareowners. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated herein by reference from pages 7 through 8 of the Corporation's Proxy Statement for the 1994 Annual Meeting of Shareowners.

 Item 13. Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated herein by reference from page 8 of the Corporation's Proxy Statement for the 1994 Annual Meeting of Shareowners.

PAGE

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                     Page No. in
                                                     Annual
                                                     Report

(a)      (1)    Financial Statements (incorporated by
                  reference from the 1993 Annual
                  Report to Shareowners):

                Report of Independent Accountants      36
                Consolidated Statement of Operations
                  for the Three Years ended December   37
                  31, 1993
                Consolidated Balance Sheet--December
                  31, 1993 and 1992                    38
                Consolidated Statement of Cash Flows
                  for the Three Years ended December   39
                  31, 1993
                Consolidated Statement of Changes in
                  Shareowners' Equity for the Three    40
                  Years ended December 31, 1993
                Notes to Financial Statements          41
                Consolidated Summary of Business
                  Segment Financial Data               51
                Selected Quarterly Financial Data      55
                (Unaudited)

                                                     Page No. in
                                                     Form 10-K

         (2)    Financial Statement Schedules:
                For the three years ended December
                31, 1993:

                Report of Independent Accountants on
                  Financial Statement Schedules        S-1
         V--    Property, Plant and Equipment          S-2
         VI--   Accumulated Depreciation and
                  Amortization of Property, Plant and  S-3
                  Equipment
         VIII-- Valuation and Qualifying Accounts      S-4
         IX--   Short-Term Borrowings                  S-5
         X--    Supplementary Income Statement         S-6
                Information

                Consent of Independent Accountants     F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)  Exhibits:
     (3)   (i)       Restated Certificate of Incorporation
                     [incorporated by reference to Exhibit (3)(i) to Form 10K for the year ended December 31, 1992]
           (ii)      Bylaws

     (4)   (i)       In accordance with Item 601 of Regulation S-K
                     of the Securities and Exchange Commission, the
                     Corporation hereby agrees to furnish upon
                     request to the Commission a copy of each
                     instrument defining the rights of holders of
                     long-term debt of the Corporation and its
                     consolidated subsidiaries and any
                     unconsolidated subsidiaries for which
                     financial statements otherwise would be
                     required to be filed with this annual report
                     on Form 10-K for the year ended December 31,
                     1993







PAGE

     (10)  (i)       United Technologies Corporation 1979 Long Term
                     Incentive Plan [incorporated by reference to Exhibit (10)(i) to Form 10K for the year ended
                     December 31, 1992]
           (ii)      United Technologies Corporation Annual
                     Executive Incentive Compensation Plan
                     [incorporated by reference to Exhibit (10)(ii) to Form 10K for the year ended December 31, 1992]
           (iii)     United Technologies Corporation Disability
                     Insurance Benefits for Executive Control Group
                     [incorporated by reference to Exhibit
                     (10)(iii) to Form 10K for the year ended
                     December 31, 1992]
           (iv)      United Technologies Corporation Executive
                     Estate Preservation Program [incorporated by reference to Exhibit (10)(iv) to Form 10K for the year ended December 31, 1992]
           (v)       Pension Preservation Plan [incorporated by
                     reference to Exhibit (10)(v) to Form 10K for the year ended December 31, 1992]
           (vi)      Senior Executive Severance Plan [incorporated
                     by reference to Exhibit (10)(vi) to Form 10K for the year ended December 31, 1992]
           (vii)     United Technologies Corporation Deferred
                     Compensation Plan [incorporated by reference to Exhibit (10)(vii) to Form 10K for the year ended December 31, 1992]
           (viii)    Otis Elevator Company Incentive Compensation
                     Plan [incorporated by reference to Exhibit
                     (10)(viii) to Form 10K for the year ended
                     December 31, 1992]
           (ix)      Directors Retirement Plan [incorporated by
                     reference to Exhibit (10)(ix) to Form 10K for the year ended December 31, 1992]
           (x)       United Technologies Corporation Deferred
                     Compensation Plan for Non-Employee Directors
                     [incorporated by reference to Exhibit (10)(x) to Form 10K for the year ended December 31, 1992]
           (xi)      United Technologies Corporation Long Term
                     Incentive Plan [ incorporated by reference to Exhibit (10)(xi) to Form 10K for the year ended December 31, 1992]
           (xii)     United Technologies Corporation Executive
                     Disability, Income Protection and Standard
                     Separation Agreement Plan [incorporated by reference to Exhibit (10)(xii) to Form 10K for the year ended December 31, 1992]
           (xiii)    United Technologies Corporation Directors'
                     Restricted Stock/Unit Program [incorporated by reference to Exhibit (10)(xiii) to Form 10K for the year ended December 31, 1992]
           (xiv)     United Technologies Corporation Directors'
                     Stock and Deferred Stock Unit Retainer Program
           (xv)      United Technologies Corporation Pension
                     Replacement Plan

     (11)  Statement re Computation of Per Share Earnings

     (12)  Computation of Ratio of Earnings to Fixed Charges

     (13) Annual Report to Shareowners for year ended December 31, 1993 (except for the pages and information thereof expressly incorporated by reference in this Form
           10-K, the Annual Report to Shareowners is provided solely for the information of the Securities and Exchange
           Commission and is not to be deemed "filed" as part of this Form 10-K)

     (22)  Subsidiaries of the Registrant

     (25)  Powers of Attorney of Howard H. Baker, Jr., Antonia
           Handler Chayes, Robert F. Daniell, Robert F. Dee,
           Charles W. Duncan, Jr., Pehr G. Gyllenhammar,
           Gerald D. Hines, Charles R. Lee,
           Robert H. Malott, and Jacqueline G. Wexler

(b) A report on Form 8-K was filed by the Registrant on January 19, 1994, in response to both Item 5 and Item 7.
PAGE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION


By /s/ Stephen F. Page               Date:  March 31, 1994
 Stephen F. Page, Executive Vice
 President and Chief Financial
 Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth above.

      Signature                         Title

      ROBERT F. DANIELL*                Chairman and Chief Executive
      (Robert F. Daniell)               Officer; Director

      /s/ GEORGE DAVID                  President and Chief Operating
      (George David)                    Officer; Director

      /s/ GEORGE E. MINNICH             Vice President Controller;
      (George E. Minnich)               Principal
                                        Accounting Officer

      /s/ STEPHEN F. PAGE               Executive Vice President and
      (Stephen F. Page)                 Chief
                                        Financial Officer

      HOWARD H. BAKER, JR.*             Director
      (Howard H. Baker, Jr.)

      ANTONIA HANDLER CHAYES*           Director
      (Antonia Handler Chayes)

      ROBERT F. DEE*                    Director
      (Robert F. Dee)

      CHARLES W. DUNCAN, JR.*           Director
      (Charles W. Duncan, Jr.)

      PEHR G. GYLLENHAMMAR*             Director
      (Pehr G. Gyllenhammar)

      GERALD D. HINES*                  Director
      (Gerald D. Hines)

      CHARLES R. LEE*                   Director
      (Charles R. Lee)

      ROBERT H. MALOTT*                 Director
      (Robert H. Malott)

      JACQUELINE G. WEXLER*             Director
      (Jacqueline G. Wexler)


* By William H. Trachsel
(WILLIAM H. TRACHSEL, AS ATTORNEY-IN-FACT)














PAGE

                       REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULES



  To the Board of Directors
     of United Technologies Corporation


  Our audits of the consolidated financial statements referred to in our report dated January 26, 1994 appearing on page 36 of the 1993 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





  Price Waterhouse
  Hartford, Connecticut
  January 26, 1994














































                                      S-1
PAGE

                                                                                               SCHEDULE V
                UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   Schedule V - Property, Plant and Equipment
                       Three Years Ended December 31, 1993
                              (Millions of Dollars)


                                     Balance at                            Other Changes -     Foreign     Balance at
                                    Beginning of  Additions   Retirements     Debit or        Currency      Close of
                                        Year       at Cost      or Sales      (Credit)       Translation      Year
1993:
Land                                $     161     $       1    $       2     $       1  (A)   $      (2)    $     158
                                                                                    (1) (B)
Buildings and improvements              2,620           162           29            16  (A)         (29)        2,754
                                                                                    14  (B)
Machinery, tools and equipment          6,206           761          228            21  (A)        (109)        6,427
                                                                                  (224) (B)
Under construction                        543           (78)           6             4  (A)          (4)          457
                                                                                    (2) (B)
                                    $   9,530     $     846    $     265     $    (171)       $    (144)    $   9,796

1992:
Land                                $     164     $       5    $      13     $       1  (A)   $       -     $     161
                                                                                     4  (B)
Buildings and improvements              2,456           240           58             5  (A)         (28)        2,620
                                                                                     5  (B)
Machinery, tools and equipment          6,005           736          269             7  (A)        (106)        6,206
                                                                                  (167) (B)
Under construction                        608           (61)           5             -  (A)          (2)          543
                                                                                     3  (B)
                                    $   9,233     $     920    $     345     $    (142)       $    (136)    $   9,530

1991:
Land                                $     149     $       5    $       3     $      15  (A)   $      (3)    $     164
                                                                                     1  (B)
Buildings and improvements              2,292           195           21            39  (A)         (20)        2,456
                                                                                   (29) (B)
Machinery, tools and equipment          5,497           860          220            91  (A)         (59)        6,005
                                                                                  (164) (B)
Under construction                        651           (12)           6             -  (A)          (3)          608
                                                                                   (22) (B)
                                    $   8,589     $   1,048    $     250     $     (69)       $     (85)    $   9,233

(A)Acquired companies.
(B)Other, including transfers from under construction, certain fully depreciated or fully amortized assets eliminated and disposition of business units. Reference is made to the following Notes to Financial
   Statements: Note 1 - Summary of Accounting Principles with respect to depreciation methods and rates, Note 3 - Restructuring and Employee
   Severance Plans, and Note 4 - International Operations with respect to foreign currency translation.

                                     S-2PAGE

                                                                                            SCHEDULE VI

                UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             Schedule VI - Accumulated Depreciation and Amortization
                        of Property, Plant and Equipment
                       Three Years Ended December 31, 1993
                              (Millions of Dollars)


                                     Balance at   Additions               Other Changes -    Foreign    Balance at
                                    Beginning of   Charged   Retirements    (Debit) or      Currency     Close of
                                        Year      to Income    or Sales       Credit       Translation     Year
1993:

Buildings and improvements          $   1,212     $     101   $      19    $       3  (A)   $     (10)   $   1,289
                                                                                   2  (B)
Machinery, tools and equipment          3,716           676         188            9  (A)         (63)       3,942
                                                                                (208) (B)
                                    $   4,928     $     777   $     207    $    (194)       $     (73)   $   5,231
1992:

Buildings and improvements          $   1,141     $     110   $      30    $       -  (A)   $      (8)   $   1,212
                                                                                  (1) (B)
Machinery, tools and equipment          3,485           667         204            1  (A)         (60)       3,716
                                                                                (173) (B)
                                    $   4,626     $     777   $     234    $    (173)       $     (68)   $   4,928
1991:

Buildings and improvements          $   1,058     $     102   $      12    $       4  (A)   $      (8)   $   1,141
                                                                                  (3) (B)
Machinery, tools and equipment          3,135           633         158           30  (A)         (30)       3,485
                                                                                (125) (B)
                                    $   4,193     $     735   $     170    $     (94)       $     (38)   $   4,626

Notes:
(A)Acquired companies.
(B)Other, including reserves in respect of certain fully depreciated or fully amortized assets eliminated and disposition of business units.
   Reference is made to the following Notes to Financial Statements:  Note
   1 - Summary of Accounting Principles with respect to depreciation methods and rates, Note 3 - Restructuring and Employee Severance Plans, and Note 4 - International Operations with respect to foreign currency translation.

                                    S-3PAGE

                                                         SCHEDULE VIII


                UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
         Schedule VIII - Valuation and Qualifying Accounts and Reserves
                      Three Years Ended December 31, 1993
                             (Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 1990                    $       119
  Provision charged to income                         45
  Doubtful accounts written off (net)                (27)
  Other adjustments                                    4

Balance December 31, 1991                            141
  Provision charged to income                        414
  Doubtful accounts written off (net)                (19)
  Other adjustments                                  (12)

Balance December 31, 1992                            524
  Provision charged to income                         40
  Doubtful accounts written off (net)                (72)
  Other adjustments                                  (26)

Balance December 31, 1993                    $       466




Future Income Tax Benefits - Valuation
allowance:

Balance December 31, 1991                    $         -
  Additions due to adoption of FAS 109               149
  Additions charged to income tax expense             68

Balance December 31, 1992                    $       217
  Additions charged to income tax expense            130
  Reductions credited to income tax expense          (50)

Balance December 31, 1993                    $       297



Certain 1992 and 1991 amounts have been restated to conform with 1993 presentation.














                                     S-4PAGE

                                                                                         SCHEDULE IX
                UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                       Schedule IX - Short-Term Borrowings
                       Three Years Ended December 31, 1993
                              (Millions of Dollars)


                                                                  Maximum        Average       Weighted
        Category of                               Weighted        Amount         Amount         Average
         Aggregate                  Balance        Average      Outstanding    Outstanding   Interest Rate
        Short-Term                  at End        Interest      During the     During the     During the
        Borrowings                 of Period        Rate        Period (A)     Period (B)     Period (C)
1993:
Bank borrowings                    $     279         9.3%       $     415      $     346        10.8%
Commercial paper                         501         3.3              856            799         3.2

1992:
Bank borrowings                    $     328        10.0%       $     404      $     333        13.2%
Commercial paper                          49         3.6              285            273         3.7

1991:
Bank borrowings                    $     289        10.9%       $     289      $     192        23.4%
Commercial paper                           3         4.9              698            436         6.1



Notes:

(A)Maximum amount of combined short-term borrowings outstanding at any month end during the period totaled $1,207 in 1993, $605 in 1992 and $869 in 1991.
(B)Bank borrowings amounts are based upon a thirteen month-end average, while commercial paper amounts are based upon a daily average.
(C)Interest expense for the period divided by the average amount outstanding.

Reference is made to Note 9 - Borrowings and Lines of Credit of Notes to
Financial Statements with respect to the general terms of short-term borrowings.


                                    S-5PAGE

                                                          SCHEDULE X


                UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            Schedule X - Supplementary Income Statement Information
                      Three Years Ended December 31, 1993
                             (Millions of Dollars)







 Maintenance and Repairs:

   1993 . . . . . . . . . . . . . . . . . . . . . . .  $    242

   1992 . . . . . . . . . . . . . . . . . . . . . . .       291

   1991 . . . . . . . . . . . . . . . . . . . . . . .       284







































                                     S-6PAGE

                        CONSENT OF INDEPENDENT ACCOUNTANTS


  We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-46916, 33-40163, 33-34320, 33-31514, 33-29687 and 33-6452) and Form S-8 (Nos. 33-45440,
33-11255, 33-26580, 33-26627, 33-28974, 33-51385, and 2-87322) of United
Technologies Corporation of our report dated January 26, 1994 appearing on page 36 of the 1993 Annual Report to Shareowners which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page S-1 of this Form 10-K.




  Price Waterhouse
  Hartford, Connecticut
  March 29, 1994





















































                                      F-1
PAGE

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                               __________________




                                 EXHIBITS FILED




                                      with




                           FORM 10 - K ANNUAL REPORT
                     (Fiscal Year ended December 31, 1993)



                                     Under
                      The Securities Exchange Act of 1934




                                ________________


                        UNITED TECHNOLOGIES CORPORATION










































PAGE

                               INDEX TO EXHIBITS


Exhibit (3)(i)    -- Restated Certificate of Incorporation
                                                     *

Exhibit (3)(ii)   -- Bylaws

Exhibit (10)(i)   -- United Technologies Corporation *
                     1979 Long Term Incentive Plan

Exhibit (10)(ii)  -- United Technologies Corporation *
                     Annual Executive Incentive
                     Compensation Plan

Exhibit (10)(iii) -- United Technologies Corporation
                                                     *
                     Disability Insurance Benefits for
                     Executive Control Group

Exhibit (10)(iv)  -- United Technologies Corporation *
                     Executive Estate Preservation
                     Program

Exhibit (10)(v)   -- Pension Preservation Plan       *

Exhibit (10)(vi)  -- Senior Executive Severance Plan *

Exhibit (10)(vii) -- United Technologies Corporation
                                                     *
                     Deferred Compensation Plan

Exhibit           -- Otis Elevator Company Incentive
(10)(viii)                                           *
                     Compensation Plan

Exhibit (10)(ix)  -- Directors Retirement Plan       *

Exhibit (10)(x)   -- United Technologies Corporation *
                     Deferred Compensation Plan for
                     Non-Employee Directors

Exhibit (10)(xi)  -- United Technologies Corporation *
                     Long Term Incentive Plan

Exhibit (10)(xii) -- United Technologies Corporation *
                     Executive Disability, Income
                     Protection Plan and Standard
                     Separation Agreement

Exhibit           -- United Technologies Corporation *
(10)(xiii)           Directors' Restricted Stock/Unit
                     Program

Exhibit (10)(xiv) -- United Technologies Corporation
                     Directors' Stock and Deferred Stock
                     Unit Retainer Program




















_______________

* Incorporated by reference (see Item 14).
PAGE

Exhibit (10)(xv)  -- United Technologies Corporation
                  Pension Replacement Plan

Exhibit (11)      -- Statement re Computation of Per
                     Share Earnings

Exhibit (12)      -- Computation of Ratio of Earnings to
                     Fixed Charges

Exhibit (13)      -- Annual Report to Shareowners for
                     year ended December 31, 1993

Exhibit (22)      -- Subsidiaries of the Registrant

Exhibit (25)      -- Powers of Attorney of Howard H.
                     Baker, Jr., Antonia Handler Chayes,
                     Robert F. Daniell, Robert F. Dee,
                     Charles W. Duncan, Jr.,
                     Pehr G. Gyllenhammar, Gerald D. Hines,
                     Charles R. Lee, Robert H. Malott,
                     and Jacqueline G. Wexler




























































PAGE

PAGE