Form 10-Q
period 1994-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 1994-05-04
CIK 101829

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.
                                     20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1994



                                       OR



           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from____________________________to__________________________


Commission file number 1-812





                        UNITED TECHNOLOGIES CORPORATION


             DELAWARE                         06-0570975

           United Technologies Building, Hartford, Connecticut  06101

                                 (203) 728-7000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X     .   No          .

At March 31, 1994 there were 126,946,084 shares of Common Stock outstanding.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                   CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                          Quarter Ended March 31, 1994



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the three months ended                    1
       March 31, 1994 and 1993
     Condensed Consolidated Balance Sheet at March
       31, 1994 and December 31, 1993                           2
     Condensed Consolidated Statement of Cash
       Flows for the three months ended March 31,               3
       1994 and 1993
     Notes to Condensed Consolidated Financial                  4
       Statements
     Report of Independent Accountants                          6

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position               7

Part II - Other Information

  Item 1. Legal Proceedings                                    13

  Item 6. Exhibits and Reports on Form 8-K                     13

Signatures                                                     14

Exhibit Index

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                                             Three Months Ended
                                                                  March 31,
In Millions of Dollars (except per share amounts)             1994           1993
Revenues:
   Product sales                                        $     3,782    $     3,744
   Service sales                                                963            981
   Financing revenues and other income, net                      93            139
                                                              4,838          4,864
Costs and expenses:
   Cost of products sold                                      3,126          3,129
   Cost of services sold                                        609            620
   Research and development                                     240            283
   Selling, general and administrative                          603            627
   Interest                                                      56             68
                                                              4,634          4,727
Income before income taxes and minority interests               204            137
Income taxes                                                     75             56
Minority interests                                               23             17
Net Income                                              $       106    $        64
Preferred Stock Dividend Requirement                    $        11    $        11
Earnings Applicable to Common Stock                     $        95    $        53

Per share of Common Stock:
   Primary earnings                                     $       .73    $       .43
   Fully diluted earnings                               $       .71    $       .42
   Dividends                                            $       .45    $       .45

Average shares outstanding (in thousands):
   Primary                                                  129,321        124,823
   Fully diluted                                            141,942        137,680























                                See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                          March 31,    December 31,
In Millions of Dollars                                      1994           1993

                                     Assets

Cash and short-term cash investments                    $       399    $       421
Accounts receivable                                           3,011          2,981
Future income tax benefits                                      736            794
Inventories and contracts in progress, net                    3,432          3,153
Other current assets                                            299            357
   Total Current Assets                                       7,877          7,706

Fixed assets                                                  9,907          9,796
   Less - accumulated depreciation                           (5,394)        (5,231)
                                                              4,513          4,565
Other assets                                                  3,264          3,347

   Total Assets                                         $    15,654    $    15,618

                      Liabilities and Shareowners' Equity

Short-term debt                                         $     1,149    $     1,020
Accounts payable                                              1,525          1,815
Accrued liabilities                                           2,967          2,965
Accrued restructuring costs                                     222            245
Other current liabilities                                       936            875
   Total Current Liabilities                                  6,799          6,920

Future income taxes payable                                     173            177
Long-term debt                                                1,937          1,939
Other long-term liabilities                                   2,931          2,808

Series A ESOP Convertible Preferred Stock                       919            822
ESOP deferred charge and note receivable                       (740)          (646)
                                                                179            176
Shareowners' Equity:
   Common Stock                                               2,119          2,075
   Treasury stock                                              (677)          (677)
   Retained earnings                                          2,504          2,466
   Deferred foreign currency translation adjustments           (272)          (227)
   Minimum pension liability adjustment                         (39)           (39)
                                                              3,635          3,598

  Total Liabilities and Shareowners' Equity             $    15,654    $    15,618








                                See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                               Three Months Ended
                                                                    March 31,
In Millions of Dollars                                        1994           1993
Cash flows from operating activities:
   Net income                                           $       106    $        64
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               204            200
    (Increase) decrease in:
     Accounts receivable                                         78           (207)
     Inventories, net of progress payments                     (180)          (131)
    Increase (decrease) in:
     Accounts and taxes payable and accrued
       liabilities                                             (445)          (505)
     Future income taxes payable and future income
       tax benefits                                              61             77
     Advances on sales contracts                                114             23
    Other, net                                                   74             93
     Net Cash Flows from Operating Activities                    12           (386)
Cash flows from investing activities:
   Purchases of fixed assets                                   (128)          (169)
   (Increase) decrease in customer financing
    assets, net                                                   9            (52)
   Other, net                                                     6             32
     Net Cash Flows from Investing Activities                  (113)          (189)
Cash flows from financing activities:
   Issuance of long-term debt                                     8              -
   Repayments of long-term debt                                 (12)          (100)
   Increase in short-term borrowings, net                       132            748
   Dividends paid on Common and ESOP Preferred
    Stocks                                                      (68)           (66)
   Other, net                                                    36             (3)
     Net Cash Flows from Financing Activities                    96            579
Effect of foreign exchange rate changes on cash and
  short-term cash investments                                   (17)            (7)
     Net Decrease in Cash and Short-Term Cash
       Investments                                              (22)            (3)
Cash and Short-Term Cash Investments, Beginning of
  year                                                          421            354
Cash and Short-Term Cash Investments, End of period     $       399    $       351

Supplemental Disclosure of Cash Flow Information:
  Interest paid, net of amounts capitalized             $        34    $        40
  Income taxes paid, net of refunds                              63             79










                                See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  The condensed consolidated financial statements at March 31, 1994 and for the three-month periods ended March 31, 1994 and 1993 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 1993 amounts have been reclassified to conform with the presentation at March 31, 1994.

  In January  1994, the  Corporation  issued 1.4  million  additional Series  A
Convertible Preferred shares to the ESOP. As required, these shares will be accounted for under the recently issued AICPA Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans," and will be considered outstanding as they are committed to employee accounts. The Corporation is considering adopting SOP 93-6 relative to its previously issued ESOP Convertible Preferred shares which is optional under the SOP.

  While there has been no significant change in the Corporation's material contingencies during 1994, the matters previously described in Note 13 of Notes to Financial Statements in the Corporation's Annual Report on Form 10K for calendar year 1993 are summarized below.

  The Corporation extends performance and operating cost guarantees, which are beyond its normal warranty and service policies, for extended periods on some of its products, particularly commercial aircraft engines. Liability under such guarantees is contingent upon future product performance and durability. The Corporation has accrued its estimated liability that may result under these guarantees.

  The Corporation has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or Superfund) for environmental remediation at 84 federal Superfund sites, many of which relate to formerly-owned businesses. Additionally, the Corporation is potentially responsible for remediation under federal, state and/or local regulations at other sites. The Corporation has adequately provided for its share of future remediation and related expenditures at Superfund and other known sites for which it may have some remediation responsibility.

  The Corporation has instituted legal proceedings against its insurers seeking insurance coverage for remediation and related expenditures. These proceedings are expected to last several years. As no prediction can be made as to the outcome of these proceedings, potential insurance reimbursements are not recorded. The above uncertainties notwithstanding, the Corporation believes that expenditures necessary to comply with the present regulations governing environmental protection will not have a material effect upon its capital expenditures, competitive position, financial position or results of operations.

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

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

  The Corporation also has other commitments and contingent liabilities related to legal proceedings and matters arising out of the normal course of business. Management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the three-month periods ended March 31, 1994 and 1993, Price Waterhouse reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 16, 1994 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the three-month periods ended March 31, 1994 and 1993, the condensed consolidated statement of cash flows for the three months ended March 31, 1994 and 1993, and the condensed consolidated balance sheet as of March 31, 1994. This financial information is the responsibility of the company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

  We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of operations, of cash flows and of changes in shareowners' equity for the year then ended (not presented herein), and in our report dated January 26, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, when read in conjunction with the consolidated financial statements from which it has been derived, is fairly stated in all material respects in relation thereto.

                                                                PRICE WATERHOUSE

Hartford, Connecticut
April 16, 1994

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL POSITION

                              BUSINESS ENVIRONMENT

  The  Corporation's  major  business  units  serve   commercial  property  and
residential housing, government and commercial aerospace, and automotive manufacturing customers. Like many businesses, these operations are increasingly affected by global, as well as regional, economic cycles. While the U.S. economy continues to strengthen, the results of key international economies are mixed and are expected to continue to exert a negative influence on the Corporation's results of operations in the near term.

  U.S. residential housing starts continue to increase, up 14% over the same period in 1993, however, commercial construction starts remain weak. U.S. commercial vacancy rates have improved only marginally from the 1992 peak of 18%. Construction activity in Europe and Japan remains weak while activity in China and other Pacific Rim countries continues to strengthen.

  Although several domestic airlines have begun to record operating profits for the first time in several years, the commercial airline industry continues to be adversely affected by and respond to global market weakness. The financial performance of the Corporation's Pratt & Whitney segment and, to a lesser extent, the Flight Systems segment is directly correlated to the commercial aerospace industry. The Pratt & Whitney segment is a major supplier of commercial aircraft engines and spare parts. The Flight Systems segment, through Hamilton Standard, provides fuel and environmental control systems and propellers for commercial aircraft. While the order rates for commercial aircraft engine spare parts have shown recent improvement, new commercial aircraft volumes continue to decrease.

  The U.S. Defense industry continues to experience significant downsizing, and further consolidation within the industry is expected. As a result, the Corporation has continued to reduce its reliance on U.S. Defense contracts over the past few years. This trend has been partially offset by increased foreign military sales. Management believes the Corporation is well positioned as a major supplier for key domestic and foreign defense programs that will be important to military needs in the 1990's and beyond.

  North American car and light truck production increased 12% (380,000 units) in the first three months of 1994 over the comparable period in 1993. Although slightly improved, the European market continues to be adversely affected by the lingering recession in Europe and is expected to underperform the North American market in the near future.

  In  the  first  quarter  of   1994,  certain  revisions  were   made  in  the
Corporation's segment reporting. The Corporation's USBI and Chemical Systems businesses have been reclassified into the Pratt & Whitney segment from the
Flight Systems segment. In addition, the non-UT Automotive portion of the Automotive segment, a small amount representing the remainder of the former Industrial Products segment, and the Other segment have been reclassified to Financing Revenues and Other Income. These segment reporting changes are intended to align external reporting with the manner in which the operating units are managed and measured from an internal profitability perspective. Previously reported segment information has been restated to reflect these changes.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                             RESULTS OF OPERATIONS

                                                             Three Months Ended
                                                                 March 31,
 (In Millions of Dollars)                                     1994           1993
 Product sales                                           $     3,782   $     3,744
 Service sales                                                   963           981
 Financing revenues and other income, net                         93           139

  Consolidated revenues in the first three months of 1994 remained essentially unchanged from the comparable period of 1993. Increases in sales volumes in the Carrier and Automotive segments and at Sikorsky were substantially offset by the impact of continuing reductions in commercial aerospace volumes in the Pratt & Whitney segment and reductions in volumes and service sales at Hamilton Standard. The strengthening U.S. dollar negatively impacted both product and service sales in the quarter ended March 31, 1994. 1993 first quarter other income includes a $75 million participation fee related to an increase in one partner's interest in the PW4000 engine program.

  Revenues for the Corporation's principal business segments for the three-month periods ended March 31, 1994 and 1993 and analysis of the variations for 1994 compared to 1993 follow:

                                                             Three Months Ended
                                                                 March 31,
 (In Millions of Dollars)                                     1994           1993
 Pratt & Whitney                                         $     1,360   $     1,478
 Flight Systems                                                  806           834
 Carrier                                                       1,012           938
 Otis                                                          1,054         1,058
 Automotive                                                      613           566

  Pratt & Whitney segment revenues during the 1994 first quarter were $118 million (8%) lower than the comparable 1993 period. The impact of significant reductions in large commercial and small gas turbine engine shipments was partially offset by increases in commercial spare parts sales and government engine shipments. The average monthly commercial spare parts order rate during the first three months of 1994 was approximately $140 million and exceeded the average monthly rate for all of 1993 by approximately 13%.

  First quarter 1994 segment revenues in the Flight Systems segment decreased $28 million (3%) from the corresponding quarter of 1993. Helicopter revenues increased in 1994 over 1993 primarily as a result of higher aircraft volumes. Increased deliveries of Black Hawk helicopters to the U.S. Government during 1994 replaced the effect of those sold to the Turkish government in 1993. This increase was more than offset by reductions in commercial aerospace volumes at Hamilton Standard.








  Carrier segment revenues increased $74  million (8%) in the  first quarter of
1994 over the same  period in 1993.   Higher revenues in  North America and  the

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
Asia-Pacific region  as well  as Carrier's  Transicold business  were  partially
offset  by  the  continued  revenue  decline  in  Europe  and  the   unfavorable
translation impact of the stronger U.S. dollar.

  Otis first quarter segment  revenues were essentially  the same in  both 1994
and 1993.      Revenue increases  in  the  Pacific Rim  were  offset  by  volume reductions in Europe and the $38 million negative translation impact of the stronger U.S. dollar.

  Automotive segment revenues during the first three months of 1994 exceeded the comparable period of 1993 by $47 million (8%) primarily as a result of increased North American volumes and increased European market penetration. North American car and light truck production increased 12% (380,000 units) in the first three months of 1994 over the same period in 1993. The effect of increased volumes in Europe was more than offset by the translation impact of the stronger U.S. dollar.

                                                             Three Months Ended
                                                                 March 31,
 (In Millions of Dollars)                                     1994           1993
 Cost of products sold                                   $     3,126   $     3,129
 Product margin %                                              17.3%         16.4%
 Cost of services sold                                           609           620
 Service margin %                                              36.8%         36.8%

  Operating profits in the Corporation's principal business segments for the three-month periods ended March 31, 1994 and 1993 and analysis of the variations for 1994 compared to 1993 are presented below.

                                                             Three Months Ended
                                                                 March 31,
 (In Millions of Dollars)                                     1994           1993
 Pratt & Whitney                                         $        84   $        24
 Flight Systems                                                   47            71
 Carrier                                                          18             8
 Otis                                                             97            94
 Automotive                                                       44            37

  First quarter 1994 Pratt & Whitney segment operating profits increased $60 million over the depressed level of $24 million in 1993. 1993 first quarter results also included a $75 million participation fee on the PW4000 engine program. Pratt's improved results were primarily attributable to higher commercial engine spare parts sales, higher government engine shipments, lower spending on research and development, and continued cost improvements.

  Flight Systems segment operating profits in the first quarter of 1994 decreased $24 million (34%) from the first quarter of 1993. Improved operating performance at Sikorsky, primarily from increased helicopter deliveries, was more than offset by lower commercial aerospace volumes and continued downsizing at Hamilton Standard, as well as lower results at Norden.


  First quarter 1994 segment operating profits in the Carrier segment improved $10 million from the first quarter of 1993. Improved results in North America and the Asia-Pacific region as well as Carrier's Transicold business were partially offset by lower results in Europe as a result of the continuing recession.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
  Otis segment operating profits in the first three months of 1994 increased $3
million (3%)  over  1993  on essentially  unchanged  revenues.    Excluding  the
translation impact of the stronger U.S. dollar, operating profits increased $10 million. Operating profits improved in North America, the Pacific Rim, and in Europe before the negative impact of currency translation.

  Automotive segment operating profits in the first quarter of 1994 were $7 million higher (19%) than the first quarter of 1993 mainly as a result of increased North American industry volume and European market penetration. These improvements were partially offset by the unfavorable impact of currency translation.

  Research and development expenditures decreased $50 million (17%) in the first quarter of 1994 before the reductions described below. The decrease occurred mainly at Pratt & Whitney where the PW4084 and PW4168 commercial engine development programs are reaching maturity. Billings to participants for certain advanced commercial aircraft engine expenditures totaled $12 million and $19 million for the first quarters of 1994 and 1993, respectively. These billings have been applied as a reduction of research and development expenses.

  Selling, general and administrative expenses for the first quarter of 1994 decreased $24 million (4%) from the corresponding 1993 quarter. The decrease results principally from the effects of the Corporation's restructuring efforts initiated in the first quarter of 1992 which have increasingly reduced ongoing general and administrative expenses.

  Interest expense decreased $12 million (18%) in the first quarter of 1994 primarily as a result of the Corporation's cash management and debt reduction programs.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                               FINANCIAL POSITION

  Selected financial data as of March 31, 1994, December 31, 1993 and March 31, 1993 follows:

                                March 31,   December 31,   March 31,
(Millions of Dollars)             1994          1993         1993
Net working capital           $     1,078   $      786   $     1,009
Current asset ratio              1.2 to 1     1.1 to 1      1.1 to 1

Short-term debt:
  Bank borrowings             $       282   $      279   $       326
  Commercial paper                    631          501           799
  Long-term debt - current            236          240           411
                              $     1,149   $    1,020   $     1,536
Long-term debt:
  ESOP debt guarantee         $       517   $      517   $       553
  Capital lease obligations           375          379           387
  All other                         1,045        1,043         1,312
                              $     1,937   $    1,939   $     2,252

Debt to total capitalization          46%          45%           53%

  Cash inflow from operations was $12 million during the first quarter of 1994 as compared to a $386 million cash outflow from operations during the corresponding period of 1993. The improvement results primarily from improved operating results and working capital reductions. Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

  The Corporation's ratio of debt to total capitalization at March 31, 1994 decreased seven percentage points from the same date one year earlier as a result of operating results and improved cash flow. Due to seasonal impacts affecting the Corporation's businesses, the March 31, 1994 debt to total capitalization ratio is slightly higher than the ratio at the end of the prior year.

  In April 1994, the Corporation received approximately $125 million from the sale of its equity share holdings in Westland Group plc. In the second quarter 1994, the Corporation will report a gain, after tax, of approximately $50 million as a result of the sale. As part of ongoing continuous improvement, management is considering volume-related downsizing and other actions this year, principally in the Corporation's aerospace businesses which, if required, could result in charges in the range of the gain. These actions will not materially alter the Corporation's estimated employment levels previously announced.

  As previously disclosed, the Corporation filed a registration statement with the Securities and Exchange Commission on January 19, 1994 pursuant to its plan to sell to the public a 40 to 44 percent equity interest in UT Automotive, the Corporation's Automotive segment. The Corporation has postponed the offering of
17.8 million shares of UT Automotive in light of current market conditions. The company will continue to monitor the market.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
  The Board of Directors has authorized management, at its discretion and depending on market conditions, to acquire from time to time up to 4.5 million shares of UTC Common Stock through open market transactions. The shares purchased under this program are intended to offset the dilution resulting from the issuance of shares of stock under the Corporation's existing and future stock-based employee compensation and benefit programs. During the past two years, shares issued in support of such programs have averaged approximately two million annually.

  For a description of the Corporation's material contingencies, refer to Notes to Condensed Consolidated Financial Statements at pages 4 and 5 of this report and Part I, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1993.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                          Part II - Other Information

Item 1.   Legal Proceedings

  There has been no material change in legal proceedings during the first quarter of 1994. (For a description of previously reported legal proceedings, refer to Part I, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1993.)


Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits:

     (11)  Computation of per share earnings
     (12)  Computation of ratio of earnings to fixed charges
     (15)  Letter re unaudited interim financial information

  (b) No Reports on Form 8-K were filed during the quarter ended March 31, 1994.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNITED TECHNOLOGIES CORPORATION


Dated:  May 4, 1994         By:
                               Stephen F. Page
                               Executive Vice President and
                               Chief Financial Officer


Dated:  May 4, 1994         By:
                               George E. Minnich
                               Vice President and Controller


Dated:  May 4, 1994         By:
                               William H. Trachsel
                               Vice President and Secretary

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX



Exhibit 11 - Computation of per share earnings

Exhibit 12 - Computation of ratio of earnings to fixed charges

Exhibit 15 - Letter re unaudited interim financial information