Form 10-Q
period 1994-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 1994-08-10
CIK 101829

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.
                                     20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994



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

At June 30, 1994 there were 126,312,240 shares of Common Stock outstanding.













PAGE

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                   CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                          Quarter Ended June 30, 1994



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the three months ended June               1
       30, 1994 and 1993
     Condensed Consolidated Statement of
       Operations for the six months ended June                 2
       30, 1994 and 1993
     Condensed Consolidated Balance Sheet at June
       30, 1994 and December 31, 1993                           3
     Condensed Consolidated Statement of Cash
       Flows for the six months ended June 30,                  4
       1994 and 1993
     Notes to Condensed Consolidated Financial                  5
       Statements
     Report of Independent Accountants                          7

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position               8

Part II - Other Information

  Item 1. Legal Proceedings                                    14

  Item 4. Submission of Matters to a Vote of                   14
     Security Holders

  Item 6. Exhibits and Reports on Form 8-K                     15

Signatures                                                     16

Exhibit Index

















                                     PAGE

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                                             Three Months Ended
                                                                  June 30,
In Millions of Dollars (except per share amounts)             1994           1993
Revenues:
   Product sales                                        $     4,278    $     4,489
   Service sales                                              1,028          1,019
   Financing revenues and other income, net                     183             62
                                                              5,489          5,570
Costs and expenses:
   Cost of products sold                                      3,571          3,674
   Cost of services sold                                        631            646
   Research and development                                     261            286
   Selling, general and administrative                          648            660
   Interest                                                      63             64
                                                              5,174          5,330
Income before income taxes and minority interests               315            240
Income taxes                                                    117             87
Minority interests                                               26             23
Net Income                                              $       172    $       130
Preferred Stock Dividend Requirement                    $        11    $        10
Earnings Applicable to Common Stock                     $       161    $       120

Per share of Common Stock:
   Primary earnings                                     $      1.25    $       .95
   Fully diluted earnings                               $      1.18    $       .89
   Dividends                                            $       .45    $       .45

Average shares outstanding (in thousands):
   Primary                                                  129,312        125,455
   Fully diluted                                            141,887        138,269























                                See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
In Millions of Dollars (except per share amounts)             1994           1993
Revenues:
   Product sales                                        $     8,060    $     8,233
   Service sales                                              1,991          2,000
   Financing revenues and other income, net                     276            201
                                                             10,327         10,434
Costs and expenses:
   Cost of products sold                                      6,697          6,803
   Cost of services sold                                      1,240          1,266
   Research and development                                     501            569
   Selling, general and administrative                        1,251          1,287
   Interest                                                     119            132
                                                              9,808         10,057
Income before income taxes and minority interests               519            377
Income taxes                                                    192            143
Minority interests                                               49             40
Net Income                                              $       278    $       194
Preferred Stock Dividend Requirement                    $        22    $        21
Earnings Applicable to Common Stock                     $       256    $       173

Per share of Common Stock:
   Primary earnings                                     $      1.98    $      1.38
   Fully diluted earnings                               $      1.89    $      1.31
   Dividends                                            $       .90    $       .90

Average shares outstanding (in thousands):
   Primary                                                  129,235        125,043
   Fully diluted                                            141,831        137,874























                                See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                          June 30,     December 31,
In Millions of Dollars                                      1994           1993

                                     Assets

Cash and short-term cash investments                    $       567    $       421
Accounts receivable                                           3,454          2,981
Future income tax benefits                                      687            794
Inventories and contracts in progress, net                    3,276          3,153
Other current assets                                            243            357
   Total Current Assets                                       8,227          7,706

Fixed assets                                                  9,983          9,796
   Less - accumulated depreciation                           (5,516)        (5,231)
                                                              4,467          4,565
Other assets                                                  3,152          3,347

   Total Assets                                         $    15,846    $    15,618

                      Liabilities and Shareowners' Equity

Short-term debt                                         $     1,236    $     1,020
Accounts payable                                              1,599          1,815
Accrued liabilities                                           2,876          2,965
Accrued restructuring costs                                     214            245
Other current liabilities                                       901            875
   Total Current Liabilities                                  6,826          6,920

Future income taxes payable                                     198            177
Long-term debt                                                1,954          1,939
Other long-term liabilities                                   2,977          2,808

Series A ESOP Convertible Preferred Stock                       919            822
ESOP deferred charge and note receivable                       (735)          (646)
                                                                184            176
Shareowners' Equity:
   Common Stock                                               2,128          2,075
   Treasury stock                                              (729)          (677)
   Retained earnings                                          2,609          2,466
   Deferred foreign currency translation adjustments           (262)          (227)
   Minimum pension liability adjustment                         (39)           (39)
                                                              3,707          3,598

  Total Liabilities and Shareowners' Equity             $    15,846    $    15,618








                                See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                                 Six Months Ended
                                                                    June 30,
In Millions of Dollars                                        1994           1993
Cash flows from operating activities:
   Net income                                           $       278    $       194
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               415            391
    Increase in accounts receivable and
     inventories, net of progress payments                     (496)           (76)
    Increase (decrease) in:
     Accounts payable and accrued liabilities                  (407)          (536)
     Future income taxes payable and future income
       tax benefits                                             122            117
     Advances on sales contracts                                 55             53
    Other, net                                                  171             90
     Net Cash Flows from Operating Activities                   138            233
Cash flows from investing activities:
   Purchases of fixed assets                                   (290)          (350)
   Acquisitions of business interests                           (83)             -
   Dispositions of business interests                           227              -
   (Increase) decrease in customer financings, net              105           (114)
   Other, net                                                    10             49
     Net Cash Flows from Investing Activities                   (31)          (415)
Cash flows from financing activities:
   Issuance of long-term debt                                    29             15
   Repayments of long-term debt                                (113)          (543)
   Increase in short-term borrowings, net                       300            830
   Dividends paid on Common and ESOP Preferred
    Stocks                                                     (135)          (133)
   Common Stock repurchase                                      (52)             -
   Other, net                                                    32             (4)
     Net Cash Flows from Financing Activities                    61            165
Effect of foreign exchange rate changes on cash and
  short-term cash investments                                   (22)            (7)
     Net Increase (Decrease) in Cash and Short-Term
       Cash Investments                                         146            (24)
Cash and Short-Term Cash Investments, Beginning of
  year                                                          421            354
Cash and Short-Term Cash Investments, End of period     $       567    $       330

Supplemental Disclosure of Cash Flow Information:
  Interest paid, net of amounts capitalized             $        96    $       126
  Income taxes paid, net of refunds                              67             25










                                See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  The condensed consolidated financial statements at June 30, 1994 and for the three-month and six-month periods ended June 30, 1994 and 1993 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 1993 amounts have been reclassified to conform with the presentation at June 30, 1994.

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

  The Corporation has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or Superfund) for environmental remediation at 87 federal Superfund sites, many of which relate to formerly-owned businesses. Additionally, the Corporation is potentially responsible for remediation under federal, state and/or local regulations at other sites. The Corporation has adequately provided for its share of future remediation and related expenditures at Superfund and other known sites for which it may have some remediation responsibility.

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


                                          5
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
  The Corporation also has other commitments and contingent liabilities related to legal proceedings and matters arising out of the normal course of business. Management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.
























































                                          6
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the three and six-month periods ended June 30, 1994 and 1993, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 20, 1994 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the three and six-month periods ended June 30, 1994 and 1993, the condensed consolidated statement of cash flows for the six months ended June 30, 1994 and 1993, and the condensed consolidated balance sheet as of June 30, 1994. This financial information is the responsibility of the company's management.

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

                                                            PRICE WATERHOUSE LLP

Hartford, Connecticut
July 20, 1994



                                          7
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

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

  U.S. residential housing starts continued to increase, up 18% in the first half of 1994 over the same period in 1993, however, commercial construction starts remain weak. U.S. commercial vacancy rates have improved only marginally from the 1992 peak of 18%. Construction activity in Europe and Japan remains weak while activity in China and other Asia-Pacific countries continues to strengthen.

  Although several domestic airlines have begun to record operating profits for the first time in several years, the commercial airline industry continues to be adversely affected by and respond to global market weakness. The financial performance of the Corporation's Pratt & Whitney segment and, to a lesser extent, the Flight Systems segment is directly correlated to the commercial aerospace industry. The Pratt & Whitney segment is a major supplier of commercial aircraft engines and spare parts. The Flight Systems segment, through Hamilton Standard, provides fuel and environmental control systems and propellers for commercial aircraft. While the order rates for commercial aircraft engine spare parts have shown modest improvement, new commercial aircraft volumes continue to decrease.

  The U.S. Defense industry continues to experience significant downsizing, and further consolidation within the industry is expected. As a result, the Corporation has continued to reduce its reliance on U.S. Defense contracts over the past few years. This trend has been partially offset by increased foreign military sales.

  North American car and light truck production increased 11% (738,000 units) in the first six months of 1994 over the comparable period in 1993. Although slightly improved, the European market continues to be adversely affected by the lingering recession in Europe and is expected to underperform the North American market in the near future.

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





                                          8
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                             RESULTS OF OPERATIONS

                             Quarter Ended           Six Months Ended
                                June 30,                 June 30,
In Millions of Dollars       1994        1993         1994        1993
Product sales           $   4,278    $  4,489    $   8,060    $  8,233
Service sales               1,028       1,019        1,991       2,000
Financing revenues and
 other income, net            183          62          276         201

  Consolidated revenues decreased $81 million and $107 million for the three-month and six-month periods ended June 30, 1994, respectively, from the comparable 1993 periods. Increases in sales volumes in the Carrier and Automotive segments were substantially offset by the impact of continuing reductions in commercial aerospace volumes in the Pratt & Whitney segment. The overall stronger U.S. dollar relative to the prior year periods negatively impacted both product and service sales in the quarter and six-month periods ended June 30, 1994. Financing revenues and other income increased in the 1994 second quarter and six-month periods by $121 million and $75 million, respectively, from the corresponding 1993 periods. Other income in the 1994 second quarter includes $87 million realized in the Flight Systems segment on the sale of the equity share holdings in Westland Group plc. in April 1994. The increase in the 1994 second quarter also includes the sale of an additional participation interest in the PW4000 engine program by Pratt & Whitney.

  Revenues for the Corporation's principal business segments for the three-month and six-month periods ended June 30, 1994 and 1993 and analysis of the variations for 1994 compared to 1993 follow:

                             Quarter Ended           Six Months Ended
                                June 30,                 June 30,
In Millions of Dollars       1994        1993         1994        1993
Pratt & Whitney         $   1,478    $  1,768    $   2,838    $  3,246
Flight Systems                854         802        1,660       1,636
Carrier                     1,346       1,237        2,358       2,175
Otis                        1,136       1,141        2,190       2,199
Automotive                    695         639        1,308       1,205

  Pratt & Whitney segment revenues for the second quarter of 1994 and the six-month period ended June 30, 1994 decreased $290 million (16%) and $408 million (13%), respectively, from the comparable 1993 periods. Also, the 1993 second quarter included revenues resulting from the renegotiation of certain aircraft leases. During the 1994 periods, shipments of commercial engines and sales of government spare parts were lower than the 1993 periods, partially offset by higher commercial spare parts sales and military engine shipments.

  Excluding the gain on the sale of the equity share holdings in Westland Group plc., Flight Systems segment revenues decreased $35 million (4%) and $63 million (4%) in the 1994 second quarter and six-month period, respectively, from the same 1993 periods. Helicopter revenues increased in both periods of 1994 over 1993 primarily as a result of higher aircraft volumes. Increased deliveries of Black Hawk helicopters to the U.S. Government during 1994 offset the higher deliveries of aircraft to the Turkish government in 1993. These increases were

                                          9
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

more than offset by continuing reductions in commercial aerospace volumes at Hamilton Standard.

  Carrier segment revenues increased $109 million (9%) and $183 million (8%) for the three-month and six-month periods ended June 30, 1994, respectively, over the comparable 1993 periods. Revenues were higher in all geographic regions except Europe, where lower volumes and the unfavorable translation impact of the U.S. dollar continue to negatively impact revenues.

  Otis segment revenues were substantially unchanged in the 1994 second quarter and six-month period from the same 1993 periods. Increased revenues in the Asia-Pacific region were offset by the $51 million and $89 million negative translation impact of the U.S. dollar in the second quarter and first six months of 1994, respectively.

  Revenues from the Automotive segment increased $56 million (9%) and $103 million (9%) in the 1994 second quarter and six-month period, respectively, over comparable 1993 amounts primarily due to higher North American industry volumes and increased European market penetration. North American car and light truck production was up 10% in the second quarter of 1994 from the second quarter of 1993 and has increased approximately 11% in the 1994 six-month period over the corresponding 1993 period. Automotive North American revenues increased at a slightly lower rate than the overall industry due primarily to capacity constraints on some popular vehicle models with significant UT Automotive content.

  Margin information on the Corporation's product and service sales for the three-month and six-month periods ended June 30, 1994 and 1993 follows:

                             Quarter Ended           Six Months Ended
                                June 30,                 June 30,
In Millions of Dollars       1994        1993         1994        1993
Cost of products sold   $   3,571    $  3,674    $   6,697    $  6,803
Product margin %           16.5%  *     18.2%       16.9%  *     17.4%
Cost of services sold         631         646        1,240       1,266
Service margin %            38.6%       36.6%        37.7%       36.7%

          * Product margin percentages for the quarter and six months ended June 30, 1994 were 18.5% and 18.0%, respectively, before the impact of charges for downsizing and other actions described below.


  Operating profits in the Corporation's principal business segments for the three-month and six-month periods ended June 30, 1994 and 1993 and analysis of the variations for 1994 compared to 1993 are presented below.

  In the 1994 second quarter management approved certain volume related downsizing and other actions at Pratt & Whitney and at the Hamilton Standard division of Flight Systems. These included workforce reduction plans at Pratt & Whitney in Canada and at Hamilton Standard, the writedown of property held for sale, the closure and consolidation of certain facilities and, at Hamilton Standard, the disposition of certain lower margin product lines. These actions resulted in charges of $50 million and $35 million, respectively, in the Pratt & Whitney and Flight Systems operating results for the quarter.



                                          10
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                            Quarter Ended           Six Months Ended
                               June 30,                 June 30,
In Millions of Dollars        1994       1993          1994        1993

                        With   Without            With   Without
Pratt & Whitney       $   53   $ 103   $   22   $ 137   $  187   $  46
Flight Systems            99      47       80     146       94     151
Carrier                  107     107       85     125      125      93
Otis                     101     101       98     198      198     192
Automotive                56      56       54     100      100      91


  Operating profits for 1994 are shown above with and without the effect of the downsizing and other actions described above and of the $87 million gain realized in Flight Systems on the sale of the equity share holdings in Westland Group plc. For analysis and comparison, the discussions below will be based on 1994 operating results without the effect of the downsizing charges and the Westland gain.

  Pratt & Whitney segment operating profits increased $81 million and $141 million for the 1994 second quarter and six-month period, respectively, from the comparable 1993 periods. Pratt's operating profit increased due to higher commercial spare parts sales over the depressed level of the prior year, reduced research and development spending, and for the second quarter, the sale of an additional participation interest in the PW4000 engine program. The improvements were partially offset by the impact of higher manufacturing cost estimates on commercial engine contracts, principally related to higher initial production costs on the PW4084 engine.

  Flight Systems operating profits decreased $33 million (41%) and $57 million (38%) in the three-month and six-month periods ended June 30, 1994 from the comparable 1993 periods. Improved performance at Sikorsky, primarily from increased helicopter deliveries, was more than offset by lower commercial aerospace volumes and higher engineering and other product development costs at Hamilton Standard. Lower 1994 results at Hamilton Standard are expected to negatively impact full year results for the Flight Systems segment.

  Carrier segment operating profits for the second quarter and six-month period ended June 30, 1994 increased $22 million (26%) and $32 million (34%), respectively, over the comparable 1993 periods primarily due to improved results in North America and at Carrier's Transicold business. These increases were partially offset by lower 1994 results in Europe.

  Otis 1994 second quarter segment operating profits increased from the comparable 1993 period by $3 million (3%). Operating profits for the 1994 six-month period increased by $6 million (3%) over 1993. Excluding the translation impact of the U.S. dollar, operating profits increased $11 million and $21 million in the second quarter and first half of 1994, respectively. Operating profits excluding the translation impact improved in all regions during the second quarter and first six months of 1994 over 1993 except for North America, where second quarter 1994 results were essentially unchanged from the same period in 1993.

  Automotive segment operating profits for the three and six-month periods ended June 30, 1994 increased by $2 million (4%) and $9 million (10%), respectively, over the comparable 1993 periods. The increases are primarily attributable to higher North American volumes and increased market penetration
                                          11
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

in Europe. Partially offsetting these improvements were higher launch costs in support of new customers and new business awards in North America.

  Research and development expenses decreased $25 million (9%) and $68 million (12%) in the second quarter and first six-months of 1994, respectively, from the comparable 1993 periods. The decreases occurred mainly at Pratt & Whitney where the development phases of the PW4084 and PW4168 commercial engine programs are reaching maturity.

  Selling, general and administrative expenses for the second quarter of 1994 decreased $12 million (2%) in comparison with the corresponding 1993 period and decreased $36 million (3%) in the 1994 six-month period from 1993. The decreases resulted principally from the effects of the Corporation's restructuring efforts initiated in the first quarter of 1992 which have increasingly reduced ongoing general and administrative expenses.

  Interest expense decreased $1 million (2%) and $13 million (10%) in the second quarter and first six months of 1994, respectively, primarily as a result of the Corporation's cash management and debt reduction programs, partially offset by the effect of slightly higher interest rates.


                        FINANCIAL POSITION AND LIQUIDITY

  Management assesses the Corporation's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, adequate bank lines of credit, and financial flexibility to attract long-term capital on satisfactory terms.

  Set forth below is selected key cash flow data from the Consolidated Statement of Cash Flows:

                                                  Six Months Ended
                                                      June 30,
In Millions of Dollars                            1994          1993
Net Cash Flows from Operating Activities    $       138    $       233

Purchases of fixed assets                   $      (290)   $      (350)
Acquisitions of business interests                  (83)             -
Dispositions of business interests                  227              -
Customer financing activities, net                  105           (114)
Other investing activities                           10             49
Net Cash Flows from Investing Activities    $       (31)   $      (415)

Net Cash Flows from Financing Activities    $        61    $       165


  Cash inflow from operations was $138 million during the six-month period ended June 30, 1994 versus $233 million in the corresponding period of 1993. During the second quarter 1994, the Corporation paid $150 million to the U.S. Government for a previously reported settlement by Sikorsky Aircraft. The amount of the settlement was accrued in prior years.

  During the second quarter 1994, the Corporation received proceeds of approximately $227 million from the sales of the equity share holdings in
                                          12
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

Westland Group plc. and the net operating assets (excluding real property) of its Norden subsidiary. Also during the 1994 second quarter, the Corporation invested $83 million for acquisitions, principally to acquire minority shareowners' interests in Otis and Carrier subsidiaries in Europe.

  Customer financing was a net source of funds during the first six months of $105 million primarily due to lower customer financing requirements and the sale of certain customer financing assets.

  Financing activities include the use of $52 million for the repurchase, commencing in April 1994, of approximately 800,000 shares of the Corporation's common stock under a previously announced program to repurchase shares to counter the dilutive effect of shares issued under employee compensation and benefit programs.

  Selected financial data as of June 30, 1994, December 31, 1993 and June 30, 1993 follows:

                                  June 30,    December 31,    June 30,
In Millions of Dollars              1994          1993          1993
Net working capital             $    1,401    $     786     $      827
Current asset ratio                1.2 to 1     1.1 to 1       1.1 to 1
Short-term borrowings and
 current
 portion of long-term debt      $    1,236    $   1,020     $    1,418
Long-term debt                       1,580        1,560          1,644
Capital lease obligations              374          379            400
Shareowners' equity                  3,707        3,598          3,446
Debt to total capitalization           46%          45%            50%

  The Corporation's ratio of debt to total capitalization at June 30, 1994 decreased four percentage points from the same date one year earlier as a result of operating results and improved cash flow. Due to seasonal impacts affecting the Corporation's businesses, the June 30, 1994 debt to total capitalization ratio is slightly higher than the ratio at the end of the prior year.

  As previously disclosed, the Corporation filed a registration statement with the Securities and Exchange Commission on January 19, 1994 pursuant to its plan to sell to the public a 40 percent equity interest in UT Automotive, the Corporation's Automotive segment. The Corporation has postponed the offering of
17.8 million shares of UT Automotive in light of current market conditions. The company will continue to monitor the market.

  For a description of the Corporation's material contingencies, refer to Notes to Condensed Consolidated Financial Statements at pages 5 and 6 of this report and Part I, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1993.










                                          13
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                          Part II - Other Information

Item 1.   Legal Proceedings

     In August of 1994, UT Automotive reached agreement with the Michigan Department of Natural Resources (MDNR) concerning alleged violations of certain provisions of an air permit for its Niles, Michigan facility which MDNR asserted were violations of a Consent Judgment between MDNR and UTA (Consent Judgment No. 92-1811-CET, Berrien County Circuit Court). Costs and penalties associated with the settlement agreement are less than $100,000. The matter which was previously reported in the Corporation's Annual Report on Form 10K for the calendar year 1993 is now concluded.

  Other than the matter described above, there has been no material change in legal proceedings during the second quarter of 1994. (For a description of previously reported legal proceedings, refer to Part 1, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1993.)


Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Corporation held its Annual Meeting of Shareowners on April 18, 1994.

(b)  The following individuals were nominated and elected to serve as directors:

  Howard H. Baker, Jr.,   Antonia H. Chayes,  Robert F. Daniell,  George David,
  Robert F. Dee, Charles W. Duncan, Jr., Pehr G. Gyllenhammar, Gerald D. Hines, Charles R. Lee, Robert H. Malott, and Jacqueline G. Wexler.

(c)  The shareowners voted as follows on the following matters:

  1. Election of directors.  The voting result for each nominee is as follows:
     Howard H. Baker, Jr. - 121,390,292 votes for, 860,055 votes withheld, Antonia Handler Chayes - 121,434,345 votes for, 816,002 votes withheld, Robert F. Daniell - 121,398,828 votes for, 851,519 votes withheld, George David - 121,387,341 votes for, 863,006 votes withheld, Robert F. Dee - 121,405,615 votes for, 844,732 votes withheld, Charles W. Duncan, Jr. - 121,419,945 votes for, 830,402 votes withheld, Pehr G. Gyllenhammer - 121,413,320 votes for, 837,027 votes withheld, Gerald D. Hines - 121,442,511 votes for, 807,836 votes withheld, Charles R. Lee - 121,469,919 votes for, 780,428 votes withheld, Robert H. Malott - 121,456,298 votes for, 794,049 votes withheld, and Jacqueline G. Wexler -121,350,102 votes for, 900,245 votes withheld.

  2. Appointment of  auditors.    The proposal  was  approved  by a  count    of
     121,296,673 votes for, 418,845 votes against, and 534,829 votes abstaining.

  3. A shareowner proposal recommending that the Corporation provide to shareowners a list of all executives contractually entitled to receive a base salary in excess of $100,000 annually. The proposal was rejected by a count of 21,462,220 votes for, 89,243,312 votes against, with 3,369,313 votes abstaining, and 8,175,502 broker non-votes.

  4. A shareowner proposal recommending that the Corporation implement or increase activity on each of the nine MacBride Principles. The proposal was rejected by a count of 6,233,144 votes for, 98,278,953 votes against, with 9,562,748 votes abstaining, and 8,175,502 broker non-votes.


                                          14
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

  5. A shareowner proposal recommending that the Corporation provide a comprehensive report to shareowners regarding foreign military sales. The proposal was rejected by a count of 3,463,443 votes for, 101,269,440 votes against, with 9,341,962 votes abstaining, and 8,175,502 broker non-votes.

  6. A shareowner proposal recommending that the Corporation endorse the Code of Conduct for Business Operating in South Africa. The proposal was rejected by a count of 5,551,792 votes for, 97,146,682 votes against, with 11,376,371 votes abstaining, and 8,175,502 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (11)  Computation of per share earnings
  (12)  Computation of ratio of earnings to fixed charges
  (15)  Letter re unaudited interim financial information.

(b)  No Reports on Form 8-K were filed during the quarter ended June 30, 1994.








































                                          15
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNITED TECHNOLOGIES CORPORATION


Dated:  August 10, 1994     By:    STEPHEN F.
PAGE
                               Stephen F. Page
                               Executive Vice President and
                               Chief Financial Officer


Dated:  August 10, 1994     By:    GEORGE E.
MINNICH
                               George E. Minnich
                               Vice President and Controller


Dated:  August 10, 1994     By:    WILLIAM H.
TRACHSEL
                               William H. Trachsel
                               Vice President and Secretary

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                                 EXHIBIT INDEX



Exhibit 11 - Computation of per share earnings

Exhibit 12 - Computation of ratio of earnings to fixed charges

Exhibit 15 - Letter re unaudited interim financial information