Form 10-Q
period 1994-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 1994-11-14
CIK 101829

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.
                                     20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994



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

At September 30, 1994 there were 124,658,499 shares of Common Stock outstanding.













PAGE

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                   CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                        Quarter Ended September 30, 1994



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the three months ended                    1
       September 30, 1994 and 1993
     Condensed Consolidated Statement of
       Operations for the nine months ended                     2
       September 30, 1994 and 1993
     Condensed Consolidated Balance Sheet at
       September 30, 1994 and December 31, 1993                 3
     Condensed Consolidated Statement of Cash
       Flows for the nine months ended September                4
       30, 1994 and 1993
     Notes to Condensed Consolidated Financial                  5
       Statements
     Report of Independent Accountants                          7

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position               8

Part II - Other Information

  Item 1. Legal Proceedings                                    14

  Item 6. Exhibits and Reports on Form 8-K                     14

Signatures                                                     15

Exhibit Index




















                                     PAGE

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                                             Three Months Ended
                                                                September 30,
In Millions of Dollars (except per share amounts)             1994           1993
Revenues:
   Product sales                                        $     4,094    $     4,055
   Service sales                                              1,041          1,001
   Financing revenues and other income, net                     118             72
                                                              5,253          5,128
Costs and expenses:
   Cost of products sold                                      3,361          3,289
   Cost of services sold                                        652            625
   Research and development                                     229            263
   Selling, general and administrative                          611            608
   Interest                                                      59             60
                                                              4,912          4,845
Income before income taxes and minority interests               341            283
Income taxes                                                    118             99
Minority interests                                               29             27
Net Income                                              $       194    $       157
Preferred Stock Dividend Requirement                    $        10    $        11
Earnings Applicable to Common Stock                     $       184    $       146

Per share of Common Stock:
   Primary earnings                                     $      1.43    $      1.16
   Fully diluted earnings                               $      1.35    $      1.08
   Dividends                                            $       .50    $       .45

Average shares outstanding (in thousands):
   Primary                                                  127,975        126,518
   Fully diluted                                            140,471        139,266























                                See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
In Millions of Dollars (except per share amounts)             1994           1993
Revenues:
   Product sales                                        $    12,154    $    12,288
   Service sales                                              3,032          3,001
   Financing revenues and other income, net                     394            273
                                                             15,580         15,562
Costs and expenses:
   Cost of products sold                                     10,058         10,092
   Cost of services sold                                      1,892          1,891
   Research and development                                     730            832
   Selling, general and administrative                        1,862          1,895
   Interest                                                     178            192
                                                             14,720         14,902
Income before income taxes and minority interests               860            660
Income taxes                                                    310            242
Minority interests                                               78             67
Net Income                                              $       472    $       351
Preferred Stock Dividend Requirement                    $        32    $        32
Earnings Applicable to Common Stock                     $       440    $       319

Per share of Common Stock:
   Primary earnings                                     $      3.42    $      2.55
   Fully diluted earnings                               $      3.24    $      2.40
   Dividends                                            $      1.40    $      1.35

Average shares outstanding (in thousands):
   Primary                                                  128,772        125,467
   Fully diluted                                            141,319        138,272























                                See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                        September 30,  December 31,
In Millions of Dollars                                      1994           1993

                                     Assets

Cash and short-term cash investments                    $       544    $       421
Accounts receivable                                           3,439          2,981
Future income tax benefits                                      619            794
Inventories and contracts in progress, net                    3,139          3,153
Other current assets                                            162            357
   Total Current Assets                                       7,903          7,706

Fixed assets                                                 10,184          9,796
   Less - accumulated depreciation                           (5,704)        (5,231)
                                                              4,480          4,565
Other assets                                                  3,313          3,347

   Total Assets                                         $    15,696    $    15,618

                      Liabilities and Shareowners' Equity

Short-term debt                                         $       914    $     1,020
Accounts payable                                              1,613          1,815
Accrued liabilities                                           2,962          2,965
Accrued restructuring costs                                     154            245
Other current liabilities                                     1,001            875
   Total Current Liabilities                                  6,644          6,920

Future income taxes payable                                     195            177
Long-term debt                                                1,894          1,939
Other long-term liabilities                                   2,965          2,808

Series A ESOP Convertible Preferred Stock                       919            822
ESOP deferred charge and note receivable                       (691)          (646)
                                                                228            176
Shareowners' Equity:
   Common Stock                                               2,131          2,075
   Treasury stock                                              (841)          (677)
   Retained earnings                                          2,730          2,466
   Deferred foreign currency translation adjustments           (211)          (227)
   Minimum pension liability adjustment                         (39)           (39)
                                                              3,770          3,598

  Total Liabilities and Shareowners' Equity             $    15,696    $    15,618








                                See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                                Nine Months Ended
                                                                  September 30,
In Millions of Dollars                                        1994           1993
Cash flows from operating activities:
   Net income                                           $       472    $       351
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               623            599
    (Increase) decrease in accounts receivable and
     inventories, net of progress payments                     (362)           380
    Increase (decrease) in:
     Accounts payable and accrued liabilities                  (273)          (710)
     Future income taxes payable and future income
       tax benefits                                             115             15
     Advances on sales contracts                                120             55
    Other, net                                                  205            180
     Net Cash Flows from Operating Activities                   900            870
Cash flows from investing activities:
   Purchases of fixed assets                                   (489)          (551)
   Acquisitions of business interests                          (106)             -
   Dispositions of business interests                           238              -
   (Increase) decrease in customer financings, net               17           (274)
   Other, net                                                    35             33
     Net Cash Flows from Investing Activities                  (305)          (792)
Cash flows from financing activities:
   Issuance of long-term debt                                    31             17
   Repayments of long-term debt                                (150)          (575)
   Increase (decrease) in short-term borrowings, net            (50)           588
   Dividends paid on Common and ESOP Preferred
    Stocks                                                     (209)          (199)
   Common Stock repurchase                                     (164)             -
   Other, net                                                    68              8
     Net Cash Flows from Financing Activities                  (474)          (161)
Effect of foreign exchange rate changes on cash and
  short-term cash investments                                     2            (17)
     Net Increase (Decrease) in Cash and Short-Term
       Cash Investments                                         123           (100)
Cash and Short-Term Cash Investments, Beginning of
  year                                                          421            354
Cash and Short-Term Cash Investments, End of period     $       544    $       254

Supplemental Disclosure of Cash Flow Information:
  Interest paid, net of amounts capitalized             $       134    $       171
  Income taxes paid, net of refunds                             147            114










                                See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  The condensed consolidated financial statements at September 30, 1994 and for the three-month and nine-month periods ended September 30, 1994 and 1993 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 1993 amounts have been reclassified to conform with the presentation at September 30, 1994.

  In January 1994, the Corporation issued 1.4 million additional Series A Convertible Preferred shares to the ESOP. As required, these shares are accounted for under the November 1993 AICPA Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans," and are considered outstanding when they are committed to employee accounts. Adoption of SOP 93-6 is optional for previous ESOP Convertible Preferred shares, all of which are considered outstanding under the Corporation's current accounting methods. The Corporation is considering a fourth quarter 1994 adoption of SOP 93-6 for the previous ESOP Convertible Preferred shares with effect from January 1, 1994, which would result in restatement of each of the 1994 quarters. The principal impact of such adoption would be to consider as outstanding only those ESOP Convertible Preferred shares committed to employee accounts, to report as interest expense all interest on the debt of the ESOP trust and to report preferred stock dividends only on those shares considered as outstanding. It is not expected that adoption of SOP 93-6, including the recognition of the cumulative effect of this change, will materially impact full year earnings per share.

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

  The Corporation has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or Superfund) for environmental remediation at 89 federal Superfund sites, many of which relate to formerly-owned businesses. Additionally, the Corporation is potentially responsible for remediation under federal, state and/or local regulations at other sites. The Corporation has adequately provided for its share of future remediation and related expenditures at Superfund and other known sites for which it may have some remediation responsibility.

  The Corporation has instituted legal proceedings against its insurers seeking insurance coverage for remediation costs, property damage, third party liability and related costs. The two suits against the Corporation's insurers who hold third party liability policies have resulted in settlements with many of the defendants. However, since all defendants have not settled, the cases continue and it is expected that they will last several years. The case against the holders of the Corporation's property damage insurance policies is proceeding and no settlements have been made in that case. Potential insurance reimbursements are not recorded. The Corporation believes that expenditures
                                          5
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

necessary to comply with the present regulations governing environmental protection will not have a material effect upon its capital expenditures, competitive position, financial position or results of operations.

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

  The Corporation also has other commitments and contingent liabilities related to legal proceedings and matters arising out of the normal course of business. Management believes that resolution of these matters will not have a material adverse effect upon the results of operations, financial position, or cash flows of the Corporation.









































                                          6
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the three and nine-month periods ended September 30, 1994 and 1993, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 19, 1994 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the three and nine-month periods ended September 30, 1994 and 1993, the condensed consolidated statement of cash flows for the nine months ended September 30, 1994 and 1993, and the condensed consolidated balance sheet as of September 30, 1994. This financial information is the responsibility of the company's management.

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

Hartford, Connecticut
October 19, 1994

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

  U.S. residential housing starts  continued to increase,  up 19% in  the first nine months of 1994 over the same period in 1993, however, commercial construction starts remain weak. U.S. commercial vacancy rates have improved only marginally from the 1992 peak of 18%. Construction activity in Europe and Japan remains weak while activity in China and other Asia-Pacific countries continues to be strong.

  North American car and light truck production increased 12% (1,153,000 units) in the first nine months of 1994 over the comparable period in 1993. Although slightly improved, the European market continues to be adversely affected by the lingering recession in Europe and is expected to underperform the North American market in the near future.

  Although several domestic airlines have begun to show improved profitability for the first time in several years, the commercial airline industry continues to be adversely affected by and respond to global market weakness. The financial performance of the Corporation's Pratt & Whitney segment and, to a lesser extent, the Flight Systems segment is directly correlated to the commercial aerospace industry. The Pratt & Whitney segment is a major supplier of commercial aircraft engines and spare parts. The Flight Systems segment, through Hamilton Standard, provides fuel and environmental control systems and propellers for commercial aircraft. While the order rates for commercial aircraft engine spare parts have shown modest improvement, new commercial aircraft volumes continue to decrease.

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





                                          8
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                             RESULTS OF OPERATIONS

                             Quarter Ended          Nine Months Ended
                             September 30,            September 30,
In Millions of Dollars       1994        1993         1994        1993
Product sales           $   4,094    $  4,055    $  12,154    $ 12,288
Service sales               1,041       1,001        3,032       3,001
Financing revenues and
 other income, net            118          72          394         273

  Consolidated revenues increased $125 million and $18 million for the three-month and nine-month periods ended September 30, 1994, respectively, from the comparable 1993 periods. Increases in sales volumes in the Carrier, Otis and Automotive segments were partially offset by the impact of continuing reductions in commercial aerospace volumes in the Pratt & Whitney and Flight Systems segments. Financing revenues and other income increased in the 1994 third quarter and nine-month periods by $46 million and $121 million, respectively, from the corresponding 1993 periods. The increase in the third quarter is principally due to more events than in the comparable 1993 quarter which give rise to financing revenues and other income including miscellaneous asset sales, insurance litigation settlements and interest income. Other income in the 1994 nine-month period includes $87 million realized in the Flight Systems segment on the sale of the equity share holdings in Westland Group plc. in April 1994.

  Revenues for the Corporation's principal business segments for the three-month and nine-month periods ended September 30, 1994 and 1993 and analysis of the variations for 1994 compared to 1993 follow:

                             Quarter Ended          Nine Months Ended
                             September 30,            September 30,
In Millions of Dollars       1994        1993         1994        1993
Pratt & Whitney         $   1,376    $  1,433    $   4,214    $  4,679
Flight Systems                768         893        2,428       2,529
Carrier                     1,363       1,209        3,721       3,384
Otis                        1,158       1,087        3,348       3,286
Automotive                    606         528        1,914       1,733

  Pratt & Whitney segment revenues for the third quarter of 1994 and the nine-month period ended September 30, 1994 decreased $57 million (4%) and $465 million (10%), respectively, from the comparable 1993 periods. During the 1994 periods, shipments of commercial engines and sales of government spare parts were lower than the 1993 periods. Also, the 1993 second quarter included revenues resulting from the renegotiation of certain aircraft leases. These reductions during the first nine months of 1994 were partially offset by higher commercial spare parts sales and military engine shipments. Commercial spare parts sales and military engine shipments during the 1994 third quarter were essentially unchanged from the same period in 1993.

  Third quarter 1994 Flight Systems segment revenues decreased $125 million (14%) from the comparable quarter of 1993. Excluding the gain on the sale of the equity share holdings in Westland Group plc. which was recognized in the second quarter of 1994, segment revenues for the nine-month period decreased
$188 million (7%) from the same period in 1993. Revenues decreased in both periods of 1994 from 1993 primarily as a result of lower helicopter volumes at
                                          9
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

Sikorsky, continuing reductions in commercial aerospace volumes at Hamilton Standard, and the absence of Norden revenues.

  Carrier segment revenues increased $154 million (13%) and $337 million (10%) for the three-month and nine-month periods ended September 30, 1994, respectively, over the comparable 1993 periods. Revenues in the 1994 third quarter were higher in all geographic regions and at Carrier Transicold. Revenues in the European region for the nine-month period remained lower than the comparable 1993 period primarily due to lower volumes.

  Otis segment revenues for the third quarter of 1994 and the nine-month period ended September 30, 1994 increased $71 million (7%) and $62 million (2%), respectively, over the comparable 1993 periods. Increased revenues in the Pacific Rim, in part as a result of the consolidation of the operations in China earlier in 1994 were partially offset by lower revenues in Europe and Latin America. The impact of the translation of foreign currency revenues into U.S. dollars was a negative $67 million for the 1994 nine-month period and a favorable $22 million for the 1994 third quarter.

  Revenues from the Automotive segment increased $78 million (15%) and $181 million (10%) in the 1994 third quarter and nine-month period, respectively, over comparable 1993 amounts primarily due to higher North American industry volumes and increased European market penetration. North American car and light truck production was up 16% in the third quarter of 1994 from the third quarter of 1993 and increased approximately 12% in the 1994 nine-month period over the corresponding 1993 period.

  Margin information on the Corporation's product and service sales for the three-month and nine-month periods ended September 30, 1994 and 1993 follows:

                             Quarter Ended          Nine Months Ended
                             September 30,            September 30,
In Millions of Dollars       1994        1993         1994        1993
Cost of products sold   $   3,361    $  3,289    $  10,058    $ 10,092
Product margin %            17.9%       18.9%        17.2% *     17.9%
Cost of services sold         652         625        1,892       1,891
Service margin %            37.4%       37.6%        37.6%       37.0%

          * Product margin percentage for the nine months ended September 30, 1994 was 17.9% before the impact of charges for downsizing and other actions described below.

  Product margins during the third quarter of 1994 were lower than the same period in 1993 principally as a result of higher costs associated with the introduction of new products and lower production volumes at Hamilton Standard. Product margins showed stability or improvement at all of the Corporation's other business units for the quarter.

  Operating profits in the Corporation's principal business segments for the three-month and nine-month periods ended September 30, 1994 and 1993 and analysis of the variations for 1994 compared to 1993 are presented below.

  In the 1994 second quarter management approved certain volume related downsizing and other actions at Pratt & Whitney and at the Hamilton Standard division of Flight Systems. These included workforce reduction plans at Pratt & Whitney in Canada and at Hamilton Standard, the writedown of property held for sale, the closure and consolidation of certain facilities and, at Hamilton Standard, the disposition of certain lower margin product lines. These actions
                                          10
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

resulted in charges of $50 million and $35 million, respectively, in the Pratt & Whitney and Flight Systems results for the second quarter.

                           Quarter Ended          Nine Months Ended
                           September 30,            September 30,
In Millions of Dollars    1994      1993          1994            1993

                                              With   Without
Pratt & Whitney        $   110   $    58   $   247   $   297   $   104
Flight Systems              57        91       203       151       242
Carrier                    127       114       252       252       207
Otis                       111       100       309       309       292
Automotive                  31        20       131       131       111

  Operating profits for 1994 are shown above with and without the effect of the downsizing and other actions described above and of the $87 million gain realized in Flight Systems on the sale of the equity share holdings in Westland Group plc. For analysis and comparison, the discussions below of the nine-month period will be based on 1994 operating results without the effect of the downsizing charges and the Westland gain.

  Pratt & Whitney segment operating profits increased $52 million and $193 million for the 1994 third quarter and nine-month period, respectively, from the comparable 1993 periods. Pratt's operating profit increased in both periods of 1994 from 1993 primarily as a result of the benefits of cost reduction programs and lower research and development spending, and for the nine-month period, higher commercial spare parts sales partially offset by the impact of higher manufacturing cost estimates on commercial engine contracts, principally related to higher initial production costs on the PW4084 engine.

  Flight Systems operating profits decreased $34 million (37%) and $91 million (38%) in the three-month and nine-month periods ended September 30, 1994, respectively, from the corresponding 1993 periods. Operating profits decreased in both periods of 1994 from 1993 primarily as a result of continuing reductions in commercial aerospace volumes at Hamilton Standard, the absence of Norden results, and for the 1994 third quarter, lower helicopter volumes at Sikorsky. Lower 1994 results at Hamilton Standard are expected to negatively impact full year results for the Flight Systems segment.

  Carrier segment operating profits for the third quarter and nine-month period ended September 30, 1994 increased $13 million (11%) and $45 million (22%), respectively, over the comparable 1993 periods primarily due to improved results in North America and at Carrier's Transicold business. The increases were further supplemented by improved European results during the 1994 third quarter as compared to the corresponding quarter in 1993.

  Segment operating profits for Otis in the third quarter and first nine-months of 1994 increased from the comparable 1993 periods $11 million (11%) and $17 million (6%), respectively. Operating profits increased in all regions with the exception of Latin America. Increases in the Pacific Rim were particularly strong for the periods, in part from the increased investment made in China earlier in the year which allowed for full consolidation.

  Automotive segment operating profits for the three-month and nine-month periods ended September 30, 1994 increased $11 million (55%) and $20 million (18%), respectively, over the comparable 1993 periods. The increases are primarily attributable to higher sales volumes and the absence of the 1993 third
                                          11
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

quarter charges to rationalize certain manufacturing operations in Europe. Partially offsetting the 1994 increases were higher launch costs in support of new business awards in North America.

  Research and development expenses decreased $34 million (13%) and $102 million (12%) in the third quarter and first nine-months of 1994, respectively, from the comparable 1993 periods. The decreases occurred mainly at Pratt & Whitney where the development phases of the PW4084 and PW4168 commercial engine programs are reaching maturity.

  Selling, general and administrative expenses for the third quarter of 1994 remained essentially unchanged from the corresponding period in 1993 and decreased $33 million (2%) in the 1994 nine-month period from 1993. The nine-month decrease resulted principally from the effects of the Corporation's restructuring efforts initiated in the first quarter of 1992 which have increasingly reduced ongoing general and administrative expenses. Such decrease in the 1994 third quarter was offset by sales volume related increases at Carrier, the consolidation of Otis operations in China in early 1994 and the unfavorable translation impact of the U.S. dollar.

  Interest expense decreased $1 million (2%) and $14 million (7%) in the third quarter and first nine months of 1994, respectively, primarily as a result of the Corporation's cash management and debt reduction programs, partially offset by the effect of slightly higher interest rates.


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

  Set forth below is selected key cash flow data from the Consolidated Statement of Cash Flows:

                                                   Nine Months Ended
                                                     September 30,
In Millions of Dollars                             1994           1993
Net Cash Flows from Operating Activities    $       900    $       870

Purchases of fixed assets                   $      (489)   $      (551)
Acquisitions of business interests                 (106)             -
Dispositions of business interests                  238              -
Customer financing activities, net                   17           (274)
Other investing activities                           35             33
Net Cash Flows from Investing Activities    $      (305)   $      (792)

Net Cash Flows from Financing Activities    $      (474)   $      (161)


  Cash inflow from operations was $900 million during the nine-month period ended September 30, 1994 versus $870 million in the corresponding period of 1993. The impact of the Corporation's improved operating performance was offset by the $150 million payment made during the 1994 second quarter to the U.S.
                                          12
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

Government for  a previously  reported settlement  by  Sikorsky Aircraft.    The
amount of the settlement was accrued in prior years.

  During 1994, the Corporation received proceeds of approximately $238 million primarily from the sales of the equity share holdings in Westland Group plc. and the net operating assets (excluding real property) of its Norden subsidiary. Also during 1994, the Corporation invested $106 million for acquisitions, principally to acquire minority shareowners' interests in Otis and Carrier subsidiaries in Europe.

  Financing activities include the use of $164 million for the repurchase, commencing in April 1994, of approximately 2.6 million shares of the Corporation's common stock under a previously announced program to repurchase shares to counter the dilutive effect of shares issued under employee compensation and benefit programs.

  Selected financial data as of September 30, 1994, December 31, 1993 and September 30, 1993 follows:

                               September 30,  December 31, September 30,
In Millions of Dollars              1994          1993          1993
Net working capital             $    1,259    $     786     $      631
Current asset ratio                1.2 to 1     1.1 to 1       1.1 to 1
Short-term borrowings and
 current
 portion of long-term debt      $      914    $   1,020     $    1,152
Long-term debt                       1,529        1,560          1,645
Capital lease obligations              365          379            385
Shareowners' equity                  3,770        3,598          3,485
Debt to total capitalization           43%          45%            48%

  The Corporation's ratio of debt to total capitalization at September 30, 1994 decreased five percentage points from the same date one year earlier as a result of operating results and improved cash flow.

  As previously disclosed, the Corporation filed a registration statement with the Securities and Exchange Commission on January 19, 1994 pursuant to its plan to sell to the public a 40 percent equity interest in UT Automotive, the Corporation's Automotive segment. The Corporation deferred action on the offering of 17.8 million shares of UT Automotive in light of market conditions, and the offering has been withdrawn.

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











                                          13
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                          Part II - Other Information

Item 1.   Legal Proceedings

  As previously reported, the Corporation, in March 1992, received a subpoena from the Department of Defense Inspector General requesting documents in connection with Pratt & Whitney's sale of goods and services to the Israeli
Government. The investigation relates to the activities of former Israeli General Rami Dotan who pleaded guilty in Israel to engaging in corrupt practices in connection with Israeli Air Force procurements involving another engine manufacturer. A federal grand jury in the Southern District of Florida is investigating this matter. In addition, the Civil Division of the Department of Justice is also investigating and has indicated its intent to pursue this matter under the False Claims Act. The Department of Justice has calculated single damages as $10 million and, under the False Claims Act, these damages could be trebled. Management believes that resolution of this matter will not have a material adverse effect upon the results of operations, financial position, cash flows, or competitive position of the Corporation.

  Other than the matter described above, there has been no material change in legal proceedings during the third quarter of 1994. (For a description of previously reported legal proceedings, refer to Part 1, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1993 and to Part II, Item 1 - Legal Proceedings of the Corporation's reports on Form 10Q for the first and second quarters of calendar year 1994.)


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (11)  Computation of per share earnings
  (12)  Computation of ratio of earnings to fixed charges
  (15)  Letter re unaudited interim financial information.

(b) No Reports on Form 8-K were filed during the quarter ended September 30, 1994.























                                          14
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNITED TECHNOLOGIES CORPORATION


Dated:  November 14, 1994   By:Stephen F. Page
                               Stephen F. Page
                               Executive Vice President and
                               Chief Financial Officer


Dated:  November 14, 1994   By:George E. Minnich
                               George E. Minnich
                               Vice President and Controller


Dated:  November 14, 1994   By:William H. Trachsel
                               William H. Trachsel
                               Vice President and Secretary

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                                 EXHIBIT INDEX



Exhibit 11 - Computation of per share earnings

Exhibit 12 - Computation of ratio of earnings to fixed charges

Exhibit 15 - Letter re unaudited interim financial information