Form 10-K
UNITED TECHNOLOGIES CORP /DE/
filed 1995-03-29
CIK 101829

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES[X] EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994


Commission file number 1-812

                           UNITED TECHNOLOGIES CORPORATION
                (Exact name of registrant as specified in its charter)

                   DELAWARE              06 0570975
               (State or other        (I.R.S. Employer
               jurisdiction of       Identification No.)
               incorporation or
                organization)

       United Technologies Building, Hartford, Connecticut      06101

      (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:  ( 203) 728-7000

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class              Name of each exchange on which
                                                  registered

     Medium-Term Notes, Series B, PEN        New York Stock Exchange
     Notes due September 8, 1997
     Common Stock ($5 par value)            New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not to be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.  [   ]

     At February 1, 1995, there were 123,160,678 shares of Common Stock outstanding; the aggregate market value of the voting Common Stock held by non affiliates at February 1, 1995 was approximately $7,851,493,222.

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) United Technologies Corporation 1994 Annual Report to Shareowners, Parts I, II and IV; and (2) United Technologies Corporation Proxy Statement for the 1995 Annual Meeting of Shareowners, Part III.

                           UNITED TECHNOLOGIES CORPORATION
                           ________________________________
                                Index to Annual Report
                                     on Form 10-K
                             Year Ended December 31, 1994

PART I
                                                               Page

Item  1.   Business                                              1

Item  2.   Properties                                           13

Item  3.   Legal Proceedings                                    14

Item  4.   Submission of Matters to a Vote of Security          16
           Holders

-----      Executive Officers of the Registrant                 16

PART II

Item  5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters                          17

Item  6.   Selected Financial Data                              18

Item  7.   Management's Discussion and Analysis of Results of
           Operations and Financial Position                    18

Item  8.   Financial Statements and Supplementary Data          18

Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                  18

PART III

Item 10.   Directors and Executive Officers of the Registrant   18


Item 11.   Executive Compensation                               18

Item 12.   Security Ownership of Certain Beneficial Owners      18
           and Management

Item 13.   Certain Relationships and Related Transactions       18

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and         19
           Reports on Form 8-K
PAGE

Item 1.    Business

                              History of Business

   United Technologies Corporation was incorporated in Delaware in 1934. Since 1973, growth has been enhanced by the acquisition of several companies and by internal growth of existing businesses of the Corporation*.

   During 1990, the Corporation sold its interests in several of the Automotive segment's non-core businesses. The Corporation's planned underwritten public offering of a minority interest in UT Automotive in early 1994 was withdrawn due to financial market conditions. During the second quarter of 1994, the Corporation sold the net operating assets (excluding real property) of its Norden subsidiary. Also in 1994, the Corporation sold its equity holdings in Westland Group plc.

   Management's Discussion and Analysis of the Corporation's Results of Operations for 1994 compared to 1993, and for 1993 compared to 1992, and its Financial Position at December 31, 1994 and 1993, and Selected Financial Data for each year in the five year period ended December 31, 1994 are set forth on pages 15 through 25 of the Corporation's 1994 Annual Report to Shareowners. Whenever reference is made in this report to specific pages in the 1994 Annual Report to Shareowners, such pages are incorporated herein by reference.

Operating Units and Industry Segments

   The Corporation conducts its business principally through its Otis, Carrier, UT Automotive, Pratt & Whitney, Sikorsky, and Hamilton Standard units and also the United Technologies Research Center.

   The operating units of the Corporation conduct their business within five principal industry segments or lines of business--Otis, Carrier, Automotive, Pratt & Whitney, and Flight Systems. The principal products of the operating units reported within each of these industry segments are as follows:

Industry Segment  Principal Products

Otis              --Otis elevators, escalators and service

Carrier           --Carrier heating, ventilating, air conditioning,
                    and refrigeration equipment and service

Automotive        --Automotive components and systems

Pratt & Whitney   --Pratt & Whitney engines, service and space
                    propulsion

Flight Systems    --Sikorsky helicopters and parts
                  --Hamilton Standard engine controls, environmental
                    systems, propellers and other flight systems

   The Consolidated Summary of Business Segment Financial Data for the years 1992 through 1994 appears on pages 42 through 45 of the Corporation's 1994 Annual Report to Shareowners.



*"Corporation", unless the context otherwise requires, means United
 Technologies Corporation and its consolidated subsidiaries.

                                      - 1 -
                                     PAGE

                  Description of Business by Industry Segment

   The following description of the Corporation's business by industry segment should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Position appearing in the Corporation's 1994 Annual Report to Shareowners, especially the information contained therein under the headings "Business Environment" and "Cost Reduction Actions."

Otis

   Otis is the world's leader in the production, installation and service of elevators. During the years 1992 through 1994, the Corporation's total revenues* from elevators, escalators and services were as follows:

                           Total Revenues--
                              Elevators,
                Year     Escalators & Services

                1992        $4,512 million
                1993        $4,418 million
                1994        $4,644 million

   Included in the above amounts are service revenues of $2,666 million, $2,636 million and $2,733 million, in 1992, 1993 and 1994, respectively.

   Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators, including hydraulic and geared elevators for low and medium speed applications and gearless elevators for high-speed passenger operations in high-rise buildings. Otis also produces a broad line of escalators, moving sidewalks and shuttle systems for horizontal transportation. In addition to new equipment, Otis provides modernization products and services to upgrade elevators and escalators.

   Otis provides maintenance services for a substantial portion of the elevators and escalators which it sells and also services elevators and escalators of other manufacturers. At December 31, 1994, Otis provided contractual maintenance to more than 790,000 units worldwide.

   Otis conducts its business principally through various affiliated companies worldwide. In some cases, consolidated affiliates have significant minority interests.

   In addition, Otis continues to invest in emerging markets in Central and Eastern Europe (such as Russia and Ukraine) and Asia (the People's Republic of China). These investments carry a higher level of currency, political and economic risks.

                         Other Otis Segment Information

   Otis' business is subject to changes in economic, industrial and international conditions, including possible changes in interest rates, which could affect the demand for elevators, escalators and services; changes in legislation and in government regulations; changes in technology; changes in construction starts; and substantial competition from a large number of companies including other major domestic and foreign manufacturers. The principal methods of competition are price, delivery schedule, product performance, service and other terms and conditions of sale. Otis' products and services are sold principally to builders and building contractors and owners.


* For the definition of "revenues" as used in this report, see Notes to Consolidated Summary of Business Segment Financial Data at page 45 of the Corporation's 1994 Annual Report to Shareowners.

                                      - 2 -
                                     PAGE

In 1993 and 1994, revenues associated with operations outside of the U.S. amounted to $3,723 million, or approximately 84 percent, and $3,966 million, or approximately 85 percent, respectively, of total Otis segment revenues. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying political and economic risks.

   At December 31, 1994, the Otis business backlog amounted to $3,325 million as compared to $2,812 million at December 31, 1993. Of the total business backlog at December 31, 1994, approximately $3,006 million is expected to be realized as sales in 1995.

Carrier

   Carrier is the world's largest manufacturer of heating, ventilating and air conditioning (HVAC) systems and equipment. Carrier also participates in the commercial, industrial and transport refrigeration businesses. During the years 1992 through 1994, the Corporation's total revenues from these businesses were:

                       Total Revenues--HVAC and Refrigeration
               Year        Systems, Equipment and Service

               1992                $4,328 million
               1993                $4,480 million
               1994                $4,919 million

   Carrier manufactures and sells 15 major global product lines, with over 10,000 different products manufactured. The products manufactured include chillers and airside equipment, commercial unitary systems, residential split systems (cooling only and heat pump), duct-free split systems, window and portable room air conditioners and furnaces.

   In addition, Carrier continues to invest in emerging markets primarily in Asia (such as the People's Republic of China). These investments carry a higher level of currency, political and economic risks.

                       Other Carrier Segment Information

   Carrier's business is subject to changes in economic, industrial, international and climate conditions, including possible changes in interest rates, which could affect the demand for HVAC systems and equipment; changes in legislation and in government regulations; changes in technology; changes in construction starts; and competition from a large number of companies, including other major domestic and foreign manufacturers. The principal methods of competition are delivery schedule, product performance, price, service and other terms and conditions of sale.

   Carrier's products and services are sold principally to builders and building contractors and owners. Sales are made both directly to the customer and by or through manufacturers' representatives, distributors, dealers, individual wholesalers and retail outlets.

   In 1993 and 1994, Carrier's revenues associated with operations outside of the U.S. amounted to $2,284 million, or approximately 51 percent, and $2,366 million, or approximately 48 percent, respectively, of total Carrier segment revenues. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying political and economic risks.

   At December 31, 1994, the Carrier business backlog amounted to $940 million, as compared to $780 million at December 31, 1993. Substantially all of the business backlog at December 31, 1994 is expected to be realized as sales in 1995.

                                     - 3 -
                                     PAGE

Automotive

   The Corporation's Automotive business is conducted through UT Automotive.
UT Automotive is a leading independent supplier of wire harnesses in both North America and Europe. Also, UT Automotive is a leading independent supplier in North America of modular headliners, door trim assemblies, vehicle remote entry systems, and fractional horsepower DC electric motors used in automotive applications. UT Automotive competes worldwide to sell products to automotive manufacturers.

   UT Automotive also produces other products such as interior trim (horn pads, instrument panels, sun visors, armrests, package trays and consoles), mirrors, acoustical padding, foam products, thermal and acoustical barriers, airbag covers, steering wheels, electronic controls and modules, relays, interior lighting systems, switches, terminals and connectors, power door lock activators, and windshield wiper systems.
During the years 1992 through 1994, the Corporation's total revenues from automotive components and systems were:

               Year    Total Revenues--Automotive Components
                                    and Systems

               1992                $2,370 million
               1993                $2,378 million
               1994                $2,683 million

   Sales to the major domestic automotive manufacturers are made against periodic short-term releases issued by the automotive manufacturers under annual orders for a percentage of the respective manufacturer's requirements for the products ordered. To better service its worldwide customer base, UT Automotive maintains over 100 facilities in the United States, Canada, Mexico, United Kingdom, Portugal, France, Honduras, Hungary, Italy, Spain and the Philippines. UT Automotive has also recently established two joint ventures in the People's Republic of China.

   In 1992, sales to Ford Motor Company were $991 million, or approximately 64 percent of sales to the major domestic automotive manufacturers and approximately 42 percent of total UT Automotive revenues. In 1993, sales to Ford Motor Company were $965 million, or approximately 60 percent of sales to the major domestic automotive manufacturers and approximately 41 percent of total UT Automotive revenues. In 1994, sales to Ford Motor Company were $1,004 million, or approximately 59 percent of sales to the major domestic manufacturers and approximately 37 percent of total UT Automotive revenues.

                      Other Automotive Segment Information

   UT Automotive's business is subject to changes in economic, industrial and international conditions; changes in interest rates and in the level of automotive production which could affect the demand for many of the industrial products of the Corporation; changes in the prices of essential raw materials and petroleum-based materials; changes in legislation and in government regulations; changes in technology; and substantial competition from a large number of companies including other major domestic and foreign manufacturers. The principal methods of competition are price, delivery schedule and product performance.

   UT Automotive segment sales are made principally to automotive manufacturers and systems suppliers. Sales are made directly to the customer or through manufacturers' representatives.

   Automotive manufacturers throughout the world are outsourcing an increasing share of the design and manufacture of their automotive systems and subsystems. This trend benefits a select group of large, first-tier suppliers that can provide sophisticated design and engineering services, low-cost manufacturing, high product quality, and total systems capabilities on a global basis. To take advantage of this trend, it is the Corporation's plan to position itself in the first tier of suppliers while recognizing the increased responsibility associated with providing these services. To remain competitive in this environment, the ability to consistently deliver, on time, products of ever-increasing quality has become a critical requirement.
                                      - 4 -
                                     PAGE

   In 1993 and 1994, revenues associated with operations outside of the U.S. (excluding revenues from certain operations in Mexico which manufacture exclusively for the U.S. market) amounted to $743 million, or approximately 31 percent, and $939 million, or approximately 35 percent, respectively, of total Automotive segment revenues. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying political and economic risks.

At December 31, 1994, the UT Automotive business backlog amounted to $847 million as compared to $706 million at December 31, 1993. Substantially all of the business backlog at December 31, 1994 is expected to be realized as sales in 1995.

Pratt & Whitney

   Pratt & Whitney's business consists of revenues from the sale of aircraft gas turbine engines, spare parts, the overhaul and repair of engines and from space propulsion. Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, and the U.S. and foreign governments. Direct and indirect revenues from sales to the U.S. Government amounted to $1,830 million, or approximately 31 percent, of Pratt & Whitney revenues in 1994. Sales to The Boeing Company, Airbus Industrie and McDonnell Douglas Corporation, consisting primarily of commercial aircraft jet engines, amounted to $663 million, or approximately 11 percent, $421 million, or approximately 7 percent, and $399 million, or approximately 7 percent, respectively, of total Pratt & Whitney revenues in 1994.

                            Large Commercial Engines

   Pratt & Whitney is one of the world's leading producers of large turbofan
(jet) engines and repair services for commercial aircraft and land-based power generation equipment. During the years 1992 through 1994, the Corporation's total revenues from its commercial engine business were as follows:

              Year      Total Revenues - Engines &
                              Repair Services
              1992            $3,700 million
              1993            $3,266 million
              1994            $2,892 million
                                      - 5 -
                                     PAGE

   As of December 31, 1994, Pratt & Whitney had over 15,000 installed commercial jet engines currently serving approximately 480 domestic and foreign customers. Jet engines currently in production at Pratt & Whitney for installation in commercial aircraft are as follows:

               Year of      Current      Current Production   Number
Commercial      First       Maximum           Aircraft          of
                                                              Engines
  Engine     Commercial     Takeoff           in which          per
Designation    Service       Thrust          Installed       Aircraft

 JT8D-200       1980      21,000 lbs.  Douglas MD-80*            2
  PW2000        1984      41,700 lbs.  Boeing 757-200/PF**       2
  PW4000        1987      84,000 lbs.  Airbus A310-300**         2
                                       Airbus A300-600**         2
                                       Airbus A330-300**         2
                                       Boeing 747-400**          4
                                       Boeing 767-200/-          2
                                       300**
                                       Boeing 777-200**          2
                                       Douglas MD-11**           3
 IAE V2500      1989      30,000 lbs.  Airbus A320/A321***       2
                                       Douglas MD-90****         2

*     Powered exclusively by Pratt & Whitney engines.
**    Powered by Pratt & Whitney as well as competitive engines.
*** Powered by IAE International Aero Engines AG as well as competitive engines.
****  Powered exclusively by IAE International Aero Engines AG engines.

   At December 31, 1994, a total of 1,169 MD80 aircraft had been ordered, powered by 2,338 JT8D-200 engines of which 2,228 engines had been delivered. During 1994, Alaska Air, Korean Air and AOM ordered 9 MD80 aircraft.

   At December 31, 1994, a total of 13 customers had announced firm orders for 344 Boeing 757 aircraft powered by 688 PW2000 engines, of which 584 engines had been delivered.

   The PW4000 is operating in airline service today at up to 68,000 pounds of thrust and on April 29, 1994 was certified at 84,000 pounds of thrust for the Boeing 777, a two-engine aircraft. The PW4000 engine powers current production McDonnell Douglas MD-11, Boeing 747 and 767, and Airbus A300, A310 and A330 aircraft. During 1994, JAL selected the PW4084 for their 10 Boeing 777 aircraft. Singapore Airlines also ordered 44 PW4000 engines for Boeing 747 aircraft. In 1994, new firm orders for 98 installed PW4000 engines were announced by ten customers. At December 31, 1994, 51 customers had ordered a total of 644 aircraft powered by 1,680 PW4000 engines, of which 1,142 had been delivered.

   IAE International Aero Engines AG ("IAE"), a corporation whose shareholders consist of Pratt & Whitney, Rolls-Royce plc of England, Japanese Aero Engines Corporation, Motoren-und Turbinen-Union Munchen GmbH ("MTU"), and Fiat Aviazione Societa per Azioni of Italy, is providing the V2500 engine, to cover the range of 18,000 to 30,000 pounds of thrust. Pratt & Whitney has a 33 percent interest in IAE. At December 31, 1994, 18 customers had placed firm orders for 309 A320 and A321 (a larger capacity derivative of the A320) aircraft to be powered by the V2500 engine. In addition, at December 31, 1994, five customers had placed firm orders for 66 MD-90s, a two engine aircraft which will be powered exclusively by the V2500.

   In March 1991, an agreement was entered between the Corporation and MTU, a subsidiary of Daimler-Benz AG (Daimler) providing for expanded cooperation between the parties with respect to commercial and general aviation engine research and development, manufacturing and marketing. Pratt & Whitney/MTU presently collaborate on the JT8D-200, the PW300, the PW500, PW2000, PW4084 and V2500 commercial gas turbine engines. Pratt & Whitney and MTU have agreed to produce a new Mid-Thrust Family Engine turbofan engine in the range of 16,000 to 24,000 pounds.
                                      - 6 -
                                     PAGE

                     Military Engines and Space Propulsion

   Pratt & Whitney is one of two major suppliers to the U.S. Government of large jet engines and jet engine parts for military aircraft. In addition, Pratt & Whitney produces propulsion systems and solid rocket boosters for the United States Air Force ("USAF") and the National Aeronautics and Space Administration ("NASA"). During the years 1992 through 1994, the Corporation's total revenues from its military engines and space propulsion operations were as follows:

               Year      Total Revenues - Engines &
                              Space Propulsion

               1992            $2,505 million
               1993            $1,970 million
               1994            $1,835 million

   At December 31, 1994, worldwide active government inventories included approximately 13,000 Pratt & Whitney military aircraft engines.

   Pratt & Whitney currently produces two military aircraft engines, the F100 and the F117. Pratt & Whitney has produced successive versions of the F100 engine since 1974. F100s power McDonnell Douglas Corporation's two-engine F-15 fighter aircraft and Lockheed Corporation's one-engine F-16 fighter aircraft. The most advanced version of the F100 generates approximately 29,000 pounds takeoff thrust. Pratt & Whitney first produced the F117 in 1992. F117s power McDonnell Douglas Corporation's four-engine C-17 transport aircraft, and each generates approximately 41,700 pounds takeoff thrust. Pratt & Whitney has discontinued its J52-P-409 engine development program in response to U.S. defense budget reductions.

   All of Pratt & Whitney's F100 and F117 sales contracts are with the USAF or with foreign governments. From time to time, the U.S. Government resells F100 engines to foreign governments via the Foreign Military Sales Program.

   Pratt & Whitney and General Electric Company ("GE") first competed for F-16 aircraft engine orders in 1982. Since then, the USAF has purchased approximately equal numbers of Pratt & Whitney's F100 engines and GE's engines for F-16 aircraft. In 1994, the USAF informed the Corporation that it had no current plans to purchase additional F-16 aircraft. Presently, Pratt & Whitney is the exclusive provider of engines which power F-15 and C-17 aircraft, although currently the USAF is considering qualification of a GE engine for the F-15 aircraft. Due to uncertainty as to future U.S. defense budgets, management lacks a reliable basis to predict how many F100s and F117s the USAF will order for delivery after 1995.

   During 1994, Pratt & Whitney delivered 75 F100s as follows: 28 to the USAF and 47 to foreign governments. The 1995 F100 delivery requirements call for 1 F100 to the USAF and 80 F100s to foreign governments and in 1996, 89 F100s to foreign governments only.

   During 1994, Pratt & Whitney also entered into F100 sales contracts with the Government of Israel and the Republic of Singapore. These contracts call for 74 F100s for delivery in 1997 and 1998. The Israeli contract grants Israel the option to purchase an additional 15 whole or equivalent F100s through 1999. Currently, Pratt & Whitney has no specific contractual commitments for F100 sales other than as described above.

   In 1994, Pratt & Whitney delivered 37 F117s to the USAF. Pratt & Whitney is under contract to deliver 10 F117s to the USAF in 1995. Currently, only the USAF uses the C-17 aircraft.

   Pratt & Whitney is under contract with the USAF to develop the F119 engine. That contract requires the F119 to generate approximately 35,000 pounds of takeoff thrust. The F119 is the only engine currently planned for the two-engine F-22 fighter aircraft being developed by Lockheed Corporation and The Boeing Company. Due to uncertainty as to future U.S. defense budgets, management lacks a reliable basis to predict when, and in what quantities, the F-22 will be produced.
                                      - 7 -
                                     PAGE

   Other activities in the Pratt & Whitney segment include the production of the RL10 liquid hydrogen fuel rocket motor used for upper stage propulsion for the NASA Atlas-Centaur and Titan-Centaur launch vehicles; the supply of contract services for the construction, outfitting and operation of aircraft and aircraft engine maintenance centers for foreign customers; and the overhaul and repair of Pratt & Whitney engines in the U.S. and Canada and in overseas locations.

   Within Pratt & Whitney Space Propulsion Operations, formed in December 1994, the Chemical Systems Division ("CSD") manufactures and provides launch services for solid rocket propellant boosters producing more than one million pounds of thrust which, when used in pairs, currently constitute the initial booster stage for the USAF's Titan IV launch vehicle as well as for the Martin Marietta Titan III commercial launch vehicle. CSD's solid rocket motors ("SRM") on Titan IV are expected to be phased out during the later portion of the decade by an upgraded, higher performing booster SRM, which is being made by another company. In addition, CSD produces other propulsion systems, such as shuttle booster separation motors, the Inertial Upper Stage solid rocket motors for USAF and NASA, the third stage rocket motor for the Navy's Trident II Missile, Tomahawk missile boosters and Aegis booster motors for the U.S. Navy, and is currently a qualified supplier of USAF's Minuteman III/Stage III propulsion system. CSD has a contract from Lockheed Missiles and Space Company for the demonstration and validation of the solid propellant rocket, which will power the U.S. Army's Theater High Altitude Area Defense ("THAAD") ballistic missile defense system.

   USBI, also within Pratt & Whitney Space Propulsion Operations, is under contract with NASA for the Space Shuttle Solid Rocket Boosters and is responsible for the design, assembly, test, launch operations support and refurbishment of the solid rocket boosters. In addition, USBI provides design support to the Shuttle Processing Contractor in the stacking and testing of the Space Shuttle vehicle, and is responsible for the integration of the solid rocket motors with solid rocket boosters.

                       General Aviation Engines and Parts

   Pratt & Whitney Canada ("PWC") is one of the world's leading producers of small gas turbine engines and parts for business and regional/commuter aircraft. PWC supplies small turbine engines and parts for military aircraft and helicopters. It also supplies auxiliary power units for large transport aircraft. During the years 1992 through 1994, the Corporation's total revenues from these operations were as follows:

               Year      Total Revenues - Engines &
                                    Parts

               1992            $1,188 million
               1993            $1,081 million
               1994            $1,119 million

   The gas turbine engines manufactured by PWC include the PT6 series of turboprop/turboshaft engines, which produce up to 1,650 shaft-horsepower, the JT15D series of turbofan engines, which produce up to 3,190 pounds thrust at takeoff, and the PW100 series turboprop engines which produces up to 2,750 shaft-horsepower. Typical applications are six to eighty passenger business and regional airline aircraft, including the Beech King Air and Super King Air series, Starship1900D airliner and the Beechjet, Cessna Citation II, Citation V Ultra, Caravan I, de Havilland Dash 8-100, -200 and -300 series, Embraer EMB-120, Jetstream ATP and J61, Fokker 50 and 60, Dornier DO 328, Aerospatiale/Alenia ATR-42 and -72 aircraft, and the Bell 212/412 and Sikorsky S-76B helicopters.

   On December 31, 1994, more than 17,300 PWC powered aircraft and helicopters were in use in approximately 160 countries and territories. During 1994, all four PWC contenders for the Joint Primary Aircraft Training System ("JPATS") successfully completed their flight qualification tests, two with the PT6 and two with the JT15D.
                                     - 8 -
                                     PAGE

   The PW300, a 5,000 - 6,000 pounds thrust class turbofan family, was developed for mid-size business jets under a collaboration agreement with MTU of Germany. The base PW305 engine was introduced into service in 1991 and currently powers two applications: the Raytheon Hawker 1000 and Learjet Model
60. A growth version, the PW306, was selected to power the Israel Aircraft Industries Galaxy aircraft slated for delivery in 1997.

   The PW200 turboshaft engine family was developed to power light and intermediate helicopters. The base PW206 is rated between 550 and 650 shaft-horsepower, and it is installed in the McDonnell Douglas MD Explorer which entered service in late 1994. It also powers the Eurocopter EC 135, currently under development.

   The PW500, a new 2,000 - 4,000 pounds thrust class turbofan family, is also being developed in conjunction with MTU. It won two applications in 1994. The base PW530A will power the Cessna Citation Bravo, and the growth version, the PW545A, was selected for the Cessna Citation Excel.

   The PW901A engine is used as the auxiliary power unit for the Boeing 747-400 aircraft to provide starting power and electric power, lighting and air conditioning. More than 400 units have now been delivered.

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

   The principal methods of competition in Pratt & Whitney's business are price, product performance, service, delivery schedule and other terms and conditions of sale, including fleet introductory assistance allowances and performance and operating cost guarantees, and the participation by the Corporation and its finance subsidiaries in customer financing arrangements in connection with sales of commercial jet engines. Fleet introductory allowances are financial incentives offered by the Corporation to airline customers in order to make engine sales which lead, in turn, to the sale of parts and services. Pratt & Whitney's major competitors are the aircraft engine businesses of GE and Rolls-Royce. (For information regarding the Corporation's finance subsidiaries and commitments to finance or arrange financing for commercial aircraft, see Note 4 of Notes to Financial Statements at pages 32 and 33 of the Corporation's 1994 Annual Report to Shareowners.)

   Historically, it was common to new aircraft programs for only one engine to be selected for a given airplane. In those situations, competition between engine manufacturers occurred principally at the time of the selection of the engine for the particular aircraft. However, in the case of most commercial aircraft today such as the Boeing 747, 757, 767 and 777, the McDonnell Douglas MD-11, and the Airbus Industrie A300, A310, A320, A321 and A330, aircraft manufacturers offer their customers a choice of engines, giving rise to substantial competition among engine manufacturers at the time of the sale of aircraft. This competition has become increasingly significant where new commercial airframe/engine combinations are first introduced to the market and into the fleets of individual airlines. Financial incentives granted by engine suppliers, and performance and operating cost guarantees on their part, are frequently important factors in such sales and can be substantial. (For information regarding participation in guarantees of customer financing arrangements granted by Pratt & Whitney and performance and operating cost guarantees, see Notes 1, 4, 13 and 14 of Notes to Financial Statements at pages 31 to 33 and 40 to 42, of the Corporation's 1994 Annual Report to Shareowners.)
                                      - 9 -
                                     PAGE

   Sales of Pratt & Whitney military engines are affected by defense budgets (both in the U.S. and, to some extent, abroad) and the presence of competitors, such as General Electric. Military spare parts sales have been, and will continue to be, affected by the decline in overall procurement by the U.S. and foreign governments and, to a lesser extent, by the U.S. and foreign governments policy of increasing its parts purchases from suppliers other than the original equipment manufacturers. The combined impact of these developments is not believed to be material to the Corporation at the present time.

   Pratt & Whitney sales in the U.S. and Canada are made directly to the customer by the Corporation and, to a limited extent, through independent distributors. Other export sales from the U.S. are made with the assistance of an overseas network of independent foreign representatives outside the U.S. Export sales amounted to $2,031 million, or approximately 32 percent, and $1,934 million, or approximately 33 percent, of total Pratt & Whitney revenues in 1993 and 1994, respectively.

   Pratt & Whitney's revenues associated with operations outside the U.S., which consist primarily of small gas turbine engines and parts manufactured in the Corporation's plants in Canada, amounted to $1,118 million, or approximately 18 percent, and $1,219 million, or approximately 21 percent, of total Pratt & Whitney revenues in 1993 and 1994, respectively. Such operations are subject to local government regulations as well as to varying political and economic risks.

   At December 31, 1994, the business backlog for Pratt & Whitney amounted to $9,517 million, including $1,951 million of U.S. Government funded contracts and subcontracts, as compared to $9,715 million and $1,828 million, respectively, at December 31, 1993. Of the total Pratt & Whitney business backlog at December 31, 1994, approximately $4,762 million is expected to be realized as sales in 1995. Pratt & Whitney's backlog is based on the terms of firm orders received and does not include discounts granted directly to airline and other customers.

Flight Systems

   The Corporation's Flight Systems business is conducted through Sikorsky Aircraft and Hamilton Standard. Effective January 1, 1995, Sikorsky Aircraft Division of United Technologies Corporation was incorporated as a separate wholly-owned subsidiary identified as Sikorsky Aircraft Corporation.

   Flight Systems products are sold principally to the U.S. Government, airframe and aircraft engine manufacturers, airlines and other aircraft operators, and foreign governments. Direct and indirect revenues from sales to the U.S. Government amounted to $1,948 million, or approximately 61 percent, of total Flight Systems revenues in 1994.

                      Military and Commercial Helicopters

   Sikorsky is one of the world's leading manufacturers of military and commercial helicopters. Sikorsky is the primary supplier of transport helicopters to the U.S. Army. Sikorsky is also producing helicopters for a variety of uses including passenger, utility/transport, cargo, anti-submarine warfare, search and rescue and heavy-lift operations. In addition to all branches of the U.S. military, Sikorsky supplies helicopters to foreign governments and the worldwide commercial market. Sikorsky's business base also encompasses spare parts for past and current helicopters produced by Sikorsky, and, through its subsidiary, Sikorsky Support Services, Inc., repair and retrofit of helicopters in the U.S. military fleet. Other helicopter manufacturers include Bell Helicopters, Eurocopter, Boeing Helicopters, McDonnell Douglas, Agusta and Westland.

   Current production programs at Sikorsky include the BLACK HAWK medium-transport helicopter for the U.S. Army and derivatives for foreign governments; the SEAHAWK medium-sized helicopter for anti-submarine warfare missions for the U.S. Navy and derivatives for both the U.S. and foreign governments; the HH-60 JAYHAWK medium-range recovery helicopter for the U.S. Coast Guard; the CH-53E SUPER STALLION heavy-lift helicopter for the U.S. Marine Corps; and the S-76 intermediate-sized helicopter for executive transport, offshore oil platform support, search and rescue, emergency medical service and other utility operations.
                                     - 10 -
                                     PAGE

   During 1994, 142 new aircraft and 16 aircraft kits were delivered. Of these aircraft, 115 were delivered to the U.S. Government; 7 were delivered to other domestic customers, with the remaining delivered to international customers.

   Although in 1992 Sikorsky was awarded a U.S. Government contract for 300 BLACK HAWK helicopters through June 1997, declining Defense Department budgets are such that Sikorsky's future will be increasingly dependent upon expanding its international position. Typically, these sales are expected to require the development of an in-country co-production program. In December 1992, Sikorsky signed a contract to provide up to 95 BLACK HAWK helicopters to the Turkish Armed Forces. The first 45 aircraft were produced by Sikorsky and have been delivered to and accepted by Turkey. Sikorsky currently plans to negotiate a contract for the remaining 50 helicopters that are to be co-produced with Turkish industry participation.

   The S-92, a large cabin derivative of the Black Hawk family, is being considered for development for commercial and military markets by an international consortium to be led by Sikorsky.

   Sikorsky is teamed with Boeing Helicopters for the development of the U.S. Army's next generation light helicopter, the RAH-66 Comanche. The Boeing Sikorsky Team is performing under the cost reimbursement contract awarded in 1991. Initial requirements called for a minimum of 1,292 aircraft. Based upon the Department of Defense direction, in January 1993 the Army, Boeing and Sikorsky restructured the initial contract to create a Demonstration Validation Prototype Program to design and build prototype aircraft. In December 1994, the Defense Department deferred production beyond the year 2000 and directed that the program be limited to two prototypes. Sikorsky and Boeing are working with the Army Comanche Program Office to restructure the program within funding provisions. Since production aircraft are not addressed in the restructured contract, the Corporation cannot predict whether the Comanche will go into production or predict the quantity of aircraft that ultimately will be built.

                         Other Flight Systems Products

   Hamilton Standard is a leading domestic producer of a number of Flight Systems products. Major production programs include engine controls, environmental controls, flight controls and propellers for commercial and military aircraft. Hamilton Standard also produces the space suit for the NASA space shuttle astronauts and environmental controls for the shuttle's orbiter. In addition, United Technologies Microelectronics Center designs and fabricates microelectronics specialty circuits for commercial and military customers.

   International Fuel Cells Corporation ("IFC") develops, manufactures and sells fuel cell systems and fuel cell electric generating power plants to commercial, aerospace and military customers. In 1994, IFC's subsidiary ONSI Corporation completed development of the cost-reduced Model C version of ONSI's 200 kilowatt PC25TM fuel cell power plant and commenced operation of a prototype of that model.

                    Other Flight Systems Segment Information

   The Flight Systems business is subject to rapid changes in technology; lengthy and costly development cycles; heavy dependence on a small number of products and programs; changes in legislation and in government procurement and other regulations and procurement practices (such as the current Defense Department emphasis on development of prototypes rather than full production of new systems and on upgrading existing systems rather than developing new systems); declining defense budgets (both in the U.S. and abroad); procurement preferences and policies of some foreign governments which require in-country manufacture through co-production or offset procurement (such as co-production and offset arrangements entered into with the government of Turkey with respect to the sales discussed above), licensing or other arrangements; substantial competition from a large number of companies, including competition from major domestic and foreign manufacturers; and changes in economic, industrial and international conditions.
                                     - 11 -
                                     PAGE

   The principal methods of competition in the Flight Systems business are price, delivery schedules, product performance, service and other terms and conditions of sale, including participation in the financing of helicopter sales.

   Sales in the U.S. are usually made directly to the customer by the Corporation. Export sales to Canada from the U.S. are made directly to the customer. All other export sales are made with the assistance of an overseas network of independent foreign representatives outside the U.S. Such export sales amounted to $1,000 million, or approximately 28 percent, and $680 million, or approximately 21 percent, of total Flight Systems revenues in 1993 and 1994, respectively.

   At December 31, 1994, the Flight Systems business backlog amounted to $3,832 million, including $2,646 million under funded contracts and subcontracts with the U.S. Government, as compared to $4,646 million and $3,045 million, respectively, at December 31, 1993. Of the total Flight Systems business backlog at December 31, 1994, approximately $2,159 million is expected to be realized as sales in 1995.

                  Other Matters Relating to the Corporation's
                              Business as a Whole

                            Research and Development

   To maintain its competitive position, the Corporation spends substantial amounts of its own funds on research and development. Such expenditures, net of reimbursements from participating suppliers to the Corporation's advanced commercial aircraft engine programs which are charged against income as incurred and relate principally to the Pratt & Whitney business, were $978 million or 4.6 percent of total revenues in 1994, as compared with $1,137 million or 5.4 percent of total revenues in 1993 and $1,221 million or 5.5 percent of total revenues in 1992. The Corporation also performs research and development work under contracts funded by the U.S. Government and some other customers. Such contract research and development, which is performed principally in the Pratt & Whitney business and to a lesser extent in the Flight Systems business, amounted to $838 million in 1994, as compared with $918 million in 1993 and $1,012 million in 1992.

                   Contracts, Environmental and Other Matters

   Government contracts are subject to termination for the convenience of the government, in which event the Corporation normally would be entitled to reimbursement for its allowable costs incurred plus a reasonable profit.

   Most of the Corporation's sales are made under fixed-price type contracts; only 5 percent of the Corporation's total sales for 1994 were made under cost-reimbursement type contracts. Development contracts awarded in 1991 for the RAH-66 Comanche and the F119 Advanced Tactical Fighter engine are on a cost-reimbursement basis.

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

   The Corporation is now and believes that, in light of the current government contracting environment, it will be the subject of one or more government investigations. See Item 3 Legal Proceedings at page 14 of this Report for further discussion.
                                     - 12 -
                                     PAGE

   Recent peace initiatives and related changes in Eastern Europe have served to reduce both U.S. and foreign defense spending as a whole. Management, however, does not currently believe that Defense Department budget cutbacks will have a material adverse effect on the profitability of the Corporation due in part to the Corporation's efforts to reduce its reliance on defense contracts.

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

   The Corporation does not anticipate that compliance with federal, state and local provisions relating to the protection of the environment will have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations. (Environmental matters are the subject of certain of the Legal Proceedings described in Item 3 beginning at page 14 of this Report, and are further addressed in "Management's Discussion and Analysis of Results of Operations and Financial Position" at page 24 and
Note 14 of Notes to Financial Statements at pages 41 and 42 of the Corporation's 1994 Annual Report to Shareowners.)

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

                                   Employees

   At December 31, 1994, the Corporation's total employment was approximately 171,500, an increase of approximately 2,900 over the prior year.

Item 2.   Properties

   The Corporation's fixed assets include the plants and warehouses described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having modern automatic control features and special adaptations. The Corporation's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Corporation considers the present level of fixed assets capitalized as of December 31, 1994, suitable and adequate for the respective industry segment's operations in the current business environment. For a further discussion of management's effort to achieve cost reduction, see "Management's Discussion and Analysis of Results of Operations and Financial Position" appearing in the Corporation's 1994 Annual Report to Shareowners, especially the information contained under the heading "Cost Reduction Actions". The square footage numbers set forth in the succeeding paragraphs of this Item 2 are approximations.
                                     - 13 -
                                     PAGE

   At December 31, 1994, the Corporation operated (a) plants in the U.S. which had 35.0 million square feet, of which 5.6 million square feet were leased; (b) plants outside the U.S. which had 18.6 million square feet, of which 2.4 million square feet were leased; (c) warehouses in the U.S. which had 5.5 million square feet, of which 3.9 million square feet were leased; and (d) warehouses outside the U.S. which had 4.9 million square feet, of which 3.1 million square feet were leased.

   Otis plants are located in one state, Europe, Asia, Australia, Africa and Latin America. At December 31, 1994, the U.S. plant had an aggregate floor area of 0.8 million square feet, of which none was leased, and the plants outside the U.S. had an aggregate floor area of 6.3 million square feet, of which 0.7 million square feet were leased.

    Carrier plants are located in eight states, Europe, Asia, Latin America, Australia, the Middle East and Canada. At December 31, 1994, the U.S. plants had an aggregate floor area of 5.4 million square feet, of which 1.7 million square feet were leased, and the plants outside the U.S. had an aggregate floor area of 4.4 million square feet, of which 0.7 million square feet were leased.

   Automotive plants are located in thirteen states, Canada, Honduras, Mexico, Europe and Asia. At December 31, 1994, the U.S. plants had an aggregate floor area of 5.4 million square feet, of which 1.2 million square feet were leased; and the plants outside the U.S. had an aggregate floor area of 4.2 million square feet, of which .9 million square feet were leased.

   Pratt & Whitney plants are located in nine states, Canada, Singapore, Australia, the Netherlands and other areas. At December 31, 1994, the U.S. plants had an aggregate floor area of 15.1 million square feet, of which 1.1 million square feet were leased, and the plants outside the U.S. had an aggregate floor area of 2.9 million square feet, of which 0.2 million square feet were leased.

   Flight Systems plants are located in eight states, Italy, the Czech Republic and the Federal Republic of Germany. At December 31, 1994, the U.S. plants operated by the Flight Systems segment had aggregate floor areas of 6.9 million square feet, of which 1.6 million square feet were leased, and the plants outside the U.S. had aggregate floor areas of 0.7 million square feet, of which
0.1 million square feet were leased. Flight Systems also operates company-owned helicopter air fields in Bridgeport and Stratford, Connecticut, and a company-owned rotary-wing aircraft completion, training and test center in Palm Beach County, Florida.

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

Item 3.   Legal Proceedings

   In June 1992, the Department of Justice filed a Civil False Claims Act complaint in the United States District Court for the District of Connecticut, NO. 592CV375, against Sikorsky Aircraft alleging that the government was overcharged by nearly $4 million in connection with the pricing of parts supplied for the reconditioning of the Navy's Sea King helicopter. The Complaint seeks treble damages plus a $10,000 penalty for each false claim submitted. Management believes that resolution of this matter will not have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations.

   The Corporation's Pratt & Whitney unit is the subject of a Department of Justice investigation relating to its government contracts accounting practices for aircraft engine parts produced by foreign companies under certain commercial engine collaboration programs. Pratt & Whitney made a voluntary payment of $13,932,000 to the U.S. Government on December 23, 1992. The Corporation has produced documents and employees have testified before a grand jury in the District of Connecticut. The Corporation has filed an action with the Armed Services Board of Contract Appeals which seeks to confirm that its accounting
treatment is correct.   Management believes that resolution of this matter will
not have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations.
                                     - 14 -
                                     PAGE

   In March 1992, the Corporation received a subpoena from the Department of Defense Inspector General requesting documents in connection with Pratt & Whitney's sales of goods and services to the Israeli Government. The investigation relates to the activities of former Israeli General Rami Dotan who pleaded guilty in Israel to engaging in corrupt practices in connection with Israeli Air Force procurements involving another engine manufacturer. A federal grand jury in the Southern District of Florida is investigating this matter. In addition, the Civil Division of the Department of Justice has indicated its intent to pursue this matter under the False Claims Act. The Department of Justice has calculated single damages of $10 million and, under the False Claims Act, these damages could be trebled. Management believes that resolution of this matter will not have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations.

   A federal grand jury continues to investigate alleged violations of law in connection with marketing and sale of helicopters and related services to the Government of the Kingdom of Saudi Arabia. The Corporation has responded to a grand jury subpoena requesting documents in connection with this matter, and several current and former employees and business associates have been interviewed. A related civil suit filed by a former employee has been settled. Management believes that resolution of this matter will not have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations.

   The Corporation is now, and believes that, in light of the current government contracting environment, it will be the subject of one or more government investigations. If the Corporation or one of its business units were charged with wrongdoing as a result of any of these investigations, the Corporation or one of its business units could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the Corporation could be fined and debarred from new government contracting for a period generally not to exceed three years. Any contracts found to be tainted by fraud could be voided by the Government.

   Various state and federal government authorities have designated the Corporation as a potentially responsible party for liabilities under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state statutes. Said authorities seek expenditures and damages for contamination due to the release of pollutants into the environment. The Corporation believes that any payments it may be required to make as a result of these claims will not be material to the business or financial condition of the Corporation. The Corporation has had liability and property insurance in force over its history with a number of insurance companies, and the Corporation has commenced litigation seeking indemnity and defense under these insurance policies. Settlements to date, which have not been material, have been recorded upon receipt. It is expected that one or more of these cases will last several years. (For information regarding the matters discussed in this paragraph, see "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Position at page 24 and Note 14 of the Notes to Financial Statements at pages 41 and 42 of the Corporation's 1994 Annual Report to Shareowners.)

   UT Automotive received a letter from the United States Environmental Protection Agency, Region V, dated January 26, 1995, alleging violations of certain provisions of water discharge permits issued under the Clean Water Act at the facility formerly owned and operated by UT Automotive in Columbus City, Indiana. The Corporation is discussing the allegations with EPA. Management believes that resolution of this matter will not have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operation.

Item 4.   Submission of Matters to a Vote of Security Holders

   No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 1994.
                                     - 15 -
                                     PAGE

-----     Executive Officers of the Registrant

   The executive officers of United Technologies Corporation, together with the offices in United Technologies Corporation presently held by them, their business experience since January 1, 1990, and their ages, are as follows:

                                       Other Business            Age
Name             Title                 Experience                2/1/95
                                       Since 1/1/90

Norman R.        President, UT         President, Electrical     52
Bodine           Automotive (since     Systems & Components;
                 1992)                 President, Automotive
                                       Products Division, UT
                                       Automotive

Eugene Buckley   President, Sikorsky          -------            64
                 Aircraft (since
                 1987)

William L.       Senior Vice           Vice President, Human     52
Bucknall, Jr.    President, Human      Resources &
                 Resources &           Organization, United
                 Organization (since   Technologies; Vice
                 1992)                 President, Human
                                       Resources, Carrier

Mark S. Coran    Executive Vice        Vice President,           51
                 President,            Controller, United
                 Operations, Pratt &   Technologies; Vice
                 Whitney (since 1991)  President, Group
                                       Finance, Pratt & Whitney

Robert F.        Chairman (since       Chief Executive Officer;  61
Daniell          1987)                 President and Chief
                                       Operating Officer

George David     President and Chief   Executive Vice President  52
                 Operating Officer     and President,
                 (since 1992); Chief   Commercial/Industrial
                 Executive Officer
                 (since 1994)

Thomas J. Fay    Senior Vice           Senior Vice President,    61
                 President,            Corporate Affairs, Aetna
                 Communications        Life & Casualty
                 (since 1990)

Frederick C.     Vice President,       Director, Financial       44
Flynn, Jr.       Treasurer (since      Programs; Director,
                 1989)                 Business Development

William S.       President, Carrier    President, Carrier North  52
Frago            Corporation (since    American Operations;
                 1992)                 Vice President,
                                       Worldwide Marketing &
                                       Product Management,
                                       General Electric
                                       Lighting

Bruno Grob       President, European   President, Otis France    45
                 & Transcontinental
                 Operations, Otis
                 Elevator (since
                 1992)

                                     - 16 -
                                     PAGE

                                       Other Business            Age
Name             Title                 Experience                2/1/95
                                       Since 1/1/90

Robert J.        Senior Vice           Vice President, Science   61
Hermann          President, Science &  & Technology
                 Technology (since
                 1992)

Karl J. Krapek   President, Pratt &    Chairman, President and   46
                 Whitney               Chief Executive Officer,
                 (since 1992)          Carrier Corporation;
                                       President, Otis Elevator

George E.        Vice President -      Partner - Price           45
Minnich          Controller            Waterhouse
                 (since 1993)

Stephen F. Page  Executive Vice        Executive Vice President  55
                 President             and Chief
                 and Chief Financial   Financial Officer, Black
                 Officer (since 1993)  & Decker Corporation

William F. Paul  Senior Vice           Senior Vice President,    58
                 President,            Washington Office
                 Government Affairs
                 (since 1991)

Karl M. Thomas   Executive Vice        Group Vice President,     58
                 President,            Operations; President,
                 Technical, Pratt &    Manufacturing, Pratt &
                 Whitney (since 1991)  Whitney

William H.       Vice President,       Vice President and        51
Trachsel         Secretary and Deputy  Deputy General Counsel
                 General Counsel
                 (since 1993)

Jean-Pierre van  President, Otis       Executive Vice President  60
Rooy             Elevator (since       and Chief Operating
                 1991)                 Officer; President,
                                       North American
                                       Operations, Otis
                                       Elevator

Robert A. Wolfe  Executive Vice        Executive Vice            56
                 President,            President, Military and
                 Pratt & Whitney and   Space Aero Propulsion
                 President,
                 Large Commercial
                 Engines (since 1994)

Irving B.        Executive Vice             -------              49
Yoskowitz        President and
                 General Counsel
                 (since 1990)

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

   See "Comparative Stock Data" appearing on page 46 of the Corporation's 1994 Annual Report to its Shareowners containing the following data relating to the Corporation's Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends. All such data are incorporated by reference in this Report.

                                     - 17 -
                                     PAGE

 Item 6.  Selected Financial Data

   See the Five Year Summary appearing on page 15 of the Corporation's 1994 Annual Report to its Shareowners containing the following data: sales, net income, primary and fully diluted earnings per share, cash dividends on Common Stock, total assets and long-term debt. All such data are incorporated by reference in this Report.

Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Position

   See "Management's Discussion and Analysis of Results of Operations and Financial Position" appearing on pages 16 through 25 of the Corporation's 1994 Annual Report to its Shareowners; such discussion and analysis is incorporated by reference in this Report.

Item 8.   Financial Statements and Supplementary Data

   The 1994 and 1993 Balance Sheets, and other financial statements for the years 1994, 1993 and 1992, together with the report thereon of Price Waterhouse LLP dated January 26, 1995, appearing on pages 26 through 45 in the Corporation's 1994 Annual Report to its Shareowners are incorporated by reference in this Report.

   The 1994 and 1993 Selected Quarterly Financial Data appearing on page 46 in the Corporation's 1994 Annual Report to its Shareowners are incorporated by reference in this Report.

 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

   Not applicable.

 Item 10. Directors and Executive Officers of the Registrant

   The information required by Item 10 with respect to directors is incorporated herein by reference from pages 4 through 7 of the Corporation's Proxy Statement for the 1995 Annual Meeting of Shareowners. Information regarding executive officers is contained in Part I of this Report pages 16 through 17 and the section entitled "Certain Filings" at page 8 of the 1995 Proxy Statement.

Item 11.   Executive Compensation

   The information required by Item 11 is incorporated herein by reference from pages 21 through 25 of the Corporation's Proxy Statement for the 1995 Annual Meeting of Shareowners. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated herein by reference from pages 7 and 8 of the Corporation's Proxy Statement for the 1995 Annual Meeting of Shareowners.

 Item 13. Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated herein by reference from page 8 of the Corporation's Proxy Statement for the 1995 Annual Meeting of Shareowners.

                                     - 18 -
                                     PAGE

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                    Page No. in
                                                   Annual Report

 (a) (1)  Financial Statements (incorporated by
            reference from the
            1994 Annual Report to Shareowners):

          Report of Independent Accountants              26
          Consolidated Statement of Operations
            for the Three Years ended December           27
            31, 1994
          Consolidated Balance Sheet--December           28
            31, 1994 and 1993
          Consolidated Statement of Cash Flows
            for the Three Years ended December           29
            31, 1994
          Consolidated Statement of Changes in
            Shareowners' Equity for the Three            30
            Years ended December 31, 1994
          Notes to Financial Statements                  31
          Consolidated Summary of Business               42
            Segment Financial Data
          Selected Quarterly Financial Data              46
          (Unaudited)

                                                    Page No. in
                                                     Form 10-K

 (a) (2)  Financial Statement Schedule:
          For the three years ended December 31,
          1994:

          Report of Independent Accountants on
            Financial Statement Schedule                S-1


    VIII  Valuation and Qualifying Accounts             S-2

          Consent of Independent Accountants            F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3) Exhibits:

     (3)   (i)       Restated Certificate of Incorporation (i)

           (ii)      Bylaws*

     (4)   (i)       In accordance with Item 601 of Regulation S-K
                     of the Securities and Exchange Commission,
                     the Corporation hereby agrees to furnish upon
                     request to the Commission a copy of each
                     instrument defining the rights of holders of
                     long-term debt of the Corporation and its
                     consolidated subsidiaries and any
                     unconsolidated subsidiaries for which
                     financial statements otherwise would be
                     required to be filed with this annual report
                     on Form 10-K for the year ended December 31,
                     1994

                                     - 19 -
                                     PAGE

     (10)  (i)       United Technologies Corporation 1979 Long
                     Term Incentive Plan (i)
           (ii)      United Technologies Corporation Annual
                     Executive Incentive Compensation Plan. (i)
           (iii)     United Technologies Corporation Disability
                     Insurance Benefits for Executive Control
                     Group. (i)
           (iv)      United Technologies Corporation Executive
                     Estate Preservation Program. (i)
           (v)       Pension Preservation Plan. (i)
           (vi)      Senior Executive Severance Plan. (i)
           (vii)     United Technologies Corporation Deferred
                     Compensation Plan (i)
           (viii)    Otis Elevator Company Incentive Compensation
                     Plan. (i)
           (ix)      Directors Retirement Plan. (i)
           (x)       United Technologies Corporation Deferred
                     Compensation Plan for Non-Employee Directors.
                     (i)
           (xi)      United Technologies Corporation Long Term
                     Incentive Plan. (i)
           (xii)     United Technologies Corporation Executive
                     Disability, Income Protection and Standard
                     Separation Agreement Plan. (i)
           (xiii)    United Technologies Corporation Directors'
                     Restricted Stock/Unit Program. (i)
           (xiv)     United Technologies Corporation Directors'
                     Stock and Deferred Stock Unit Retainer
                     Program. (ii)
           (xv)      United Technologies Corporation Pension
                     Replacement Plan. (ii)

     (11)  Statement re Computation of Per Share Earnings *

     (12)  Computation of Ratio of Earnings to Fixed Charges *

     (13) Annual Report to Shareowners for year ended December 31, 1994 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareowners is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K) *

     (21)  Subsidiaries of the Registrant *

     (24) Powers of Attorney of Howard H. Baker, Jr., Antonia Handler Chayes, Robert F. Daniell, Robert F. Dee, Charles W. Duncan, Jr., Pehr G. Gyllenhammar, Gerald D. Hines, Charles R. Lee, Robert H. Malott, Harold A. Wagner and Jacqueline G. Wexler *

     (27)  Financial Data Schedule *

     Notes to exhibits:

        *     Submitted electronically herewith.

       (i) Incorporated by reference to Exhibit of the same number to United Technologies Corporation Annual
              Report or Form 10K (Commission file number 1-812) for fiscal year ended December 31, 1992.

       (ii) Incorporated by reference to Exhibit of the same number to United Technologies Corporation Annual
              Report or Form 10K (Commission file number 1-812) for fiscal year ended December 31, 1993.

(b)   A report on Form 8-K was filed by the Registrant on January
      19, 1994, in response to both Item 5 and Item 7.
                                     - 20 -
                                     PAGE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                         UNITED TECHNOLOGIES CORPORATION
                         (Registrant)
                         By   /s/ Stephen F. Page
                         Stephen F. Page,
                         Executive Vice President and Chief Financial Officer

Date:  March 29, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

     Signature                Title                          Date

     /s/ GEORGE DAVID         President and Chief            March 29, 1995
     (George David)           Executive Officer; Director

     /s/ GEORGE E. MINNICH    Vice President - Controller;
     (George E. Minnich)      Principal Accounting Officer

     /s/ STEPHEN F. PAGE      Executive Vice President
     (Stephen F. Page)        and Chief Financial Officer

     ROBERT F. DANIELL *      Chairman, Director)
     (Robert F. Daniell)

     HOWARD H. BAKER, JR *    Director   )
     (Howard H. Baker, Jr.)

     ANTONIA HANDLER CHAYES * Director  )
     (Antonia Handler Chayes)

     ROBERT F. DEE *          Director   )
     (Robert F. Dee)

     CHARLES W. DUNCAN, JR. * Director  )
     (Charles W. Duncan, Jr.)

     PEHR G. GYLLENHAMMAR *   Director  ) ...........By: /s/William H. Trachsel
     (Pehr G. Gyllenhammar)                              (William H. Trachsel)
                                                         Attorney-in-fact
     GERALD D. HINES *        Director   )               Date: March 29, 1995
     (Gerald D. Hines)

     CHARLES R. LEE *         Director   )
     (Charles R. Lee)

     ROBERT H. MALOTT *       Director   )
     (Robert H. Malott)

     HAROLD A. WAGNER *       Director   )
     (Harold A. Wagner)

     JACQUELINE G. WEXLER *   Director  )
     (Jacqueline G. Wexler)


                                     - 21 -
                                     PAGE

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
   of United Technologies Corporation


     Our audits of the consolidated financial statements referred to in our report dated January 26, 1995 appearing on page 26 of the 1994 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP
Hartford, Connecticut
January 26, 1995




                                      S-1
                                    PAGE

                                                         SCHEDULE VIII


                UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               Schedule VIII - Valuation and Qualifying Accounts
                      Three Years Ended December 31, 1994
                             (Millions of Dollars)


Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 1991                              $       141
  Provision charged to income                                  414
  Doubtful accounts written off (net)                          (19)
  Other adjustments                                            (12)

Balance December 31, 1992                                      524
  Provision charged to income                                   40
  Doubtful accounts written off (net)                          (72)
  Other adjustments                                            (26)

Balance December 31, 1993                                      466
  Provision charged to income                                  107
  Doubtful accounts written off (net)                          (52)
  Other adjustments                                            (12)

Balance December 31, 1994                              $       509



Future Income Tax Benefits - Valuation allowance:

Balance December 31, 1991                              $         -
  Additions due to adoption of FAS 109                         149
  Additions charged to income tax expense                       68

Balance December 31, 1992                                      217
  Additions charged to income tax expense                      130
  Reductions credited to income tax expense                    (50)

Balance December 31, 1993                                      297
  Additions charged to income tax expense                      109
  Reductions credited to income tax expense                    (51)

Balance December 31, 1994                              $       355




                                      S-2
                                     PAGE

                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-46916, 33-40163, 33-34320, 33-31514, 33-29687 and 33-6452) and Form S-8 (Nos. 33-57769,
33-45440, 33-11255, 33-26580, 33-26627, 33-28974, 33-51385, and 2-87322) of
United Technologies Corporation of our report dated January 26, 1995 appearing on page 26 of the 1994 Annual Report to Shareowners which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page S-1 of this Form 10-K.




Price Waterhouse LLP
Hartford, Connecticut
March 29, 1995


                                      F-1
                                    PAGE