Form 10-Q
period 1995-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 1995-04-27
CIK 101829

UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.
                                     20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995



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

At March 31, 1995 there were 123,373,992 shares of Common Stock outstanding.




                   CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                          Quarter Ended March 31, 1995



                                     PAGE

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the three months ended                    1
       March 31, 1995 and 1994
     Condensed Consolidated Balance Sheet at March
       31, 1995 and December 31, 1994                           2
     Condensed Consolidated Statement of Cash
       Flows for the three months ended March 31,               3
       1995 and 1994
     Notes to Condensed Consolidated Financial                  4
       Statements
     Report of Independent Accountants                          7

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position               8

Part II - Other Information

  Item 1. Legal Proceedings                                    14

  Item 6. Exhibits and Reports on Form 8-K                     14

Signatures                                                     15

Exhibit Index

                                    PAGE

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                                             Three Months Ended
                                                                  March 31,
In Millions of Dollars (except per share amounts)             1995           1994
Revenues:
   Product sales                                        $     4,252    $     3,782
   Service sales                                              1,066            963
   Financing revenues and other income, net                      26             40
                                                              5,344          4,785
Costs and expenses:
   Cost of products sold                                      3,528          3,126
   Cost of services sold                                        655            609
   Research and development                                     218            240
   Selling, general and administrative                          629            603
   Interest                                                      62             66
                                                              5,092          4,644
Income before income taxes and minority interests               252            141
   Income taxes                                                  88             51
   Minority interests                                            29             23
Net Income                                              $       135    $        67
   Preferred Stock Dividend Requirement                           6              5

Earnings Applicable to Common Stock                     $       129    $        62

Earnings per share of common stock and common stock
   equivalents                                          $      1.03    $      0.50
Dividends per share of common stock                     $       .50    $       .45

Average common and equivalent shares outstanding (in
   thousands)                                               130,071        132,938



See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                          March 31,    December 31,
In Millions of Dollars                                      1995           1994

                                     Assets

Cash and cash equivalents                               $       461    $       386
Accounts receivable, net                                      3,612          3,745
Inventories and contracts in progress, net                    3,174          2,955
Future income tax benefits                                      902            929
Other current assets                                            252            213
   Total Current Assets                                       8,401          8,228

Fixed assets                                                 10,253         10,193
   Less - accumulated depreciation                           (5,764)        (5,661)
                                                              4,489          4,532
Other assets                                                  2,805          2,864

   Total Assets                                         $    15,695    $    15,624

                      Liabilities and Shareowners' Equity

Short-term borrowings                                   $       517    $       402
Accounts payable                                              1,823          1,924
Accrued liabilities                                           3,966          4,071
Long-term debt currently due                                    147            156
   Total Current Liabilities                                  6,453          6,553

Long-term debt                                                1,885          1,885
Future pension and postretirement benefit obligations         1,417          1,389
Other long-term liabilities                                   1,779          1,706

Series A ESOP Convertible Preferred Stock                       905            905
ESOP deferred compensation                                     (548)          (566)
                                                                357            339
Shareowners' Equity:
   Common Stock                                               2,171          2,148
   Treasury stock                                              (964)          (947)
   Retained earnings                                          2,856          2,790
   Currency translation and pension liability
     adjustments                                               (259)          (239)
                                                              3,804          3,752

  Total Liabilities and Shareowners' Equity             $    15,695    $    15,624




                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                                                                Three Months Ended
                                                                    March 31,
In Millions of Dollars                                        1995           1994
Cash flows from operating activities:
   Net income                                           $       135    $        67
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               207            204
    Change in:
     Accounts receivable                                        129             80
     Inventories and contracts in progress                     (239)          (180)
     Accounts payable and accrued liabilities                  (180)          (343)
     Future income taxes payable and future income
       tax benefits                                              33             41
     ESOP deferred compensation                                  11             79
   Other, net                                                     9             53
     Net Cash Flows from Operating Activities                   105              1
Cash flows from investing activities:
   Capital expenditures                                        (148)          (128)
   Acquisitions of business units, net                           (9)             -
   Decrease in customer financing assets, net                    90              9
   Other, net                                                    12              6
     Net Cash Flows from Investing Activities                   (55)          (113)
Cash flows from financing activities:
   Issuance of long-term debt                                     -              8
   Repayments of long-term debt                                 (27)           (12)
   Increase in short-term borrowings, net                       116            132
   Dividends paid on Common Stock                               (62)           (57)
   Common Stock repurchase                                      (17)             -
   Other, net                                                    10             36
     Net Cash Flows from Financing Activities                    20            107
Effect of foreign exchange rate changes on cash and
  cash equivalents                                                5            (17)
     Net Increase (Decrease) in Cash and Cash
       Equivalents                                               75            (22)
Cash and Cash Equivalents, Beginning of year                    386            421
Cash and Cash Equivalents, End of period                $       461    $       399

See Accompanying Notes

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  The condensed consolidated financial statements at March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 1994 amounts have been reclassified to conform with the presentation at March 31, 1995.

Accounting and Reporting Changes

  In the fourth quarter of 1994 the Corporation adopted, effective January 1, 1994, AICPA Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The principal impact of the accounting change on ongoing results is to consider as outstanding only those ESOP Convertible Preferred shares committed to employee accounts, to report as interest expense all interest on the debt of the ESOP trust and to report preferred stock dividends only on those shares considered as outstanding.

  As this accounting change was adopted in the fourth quarter of 1994, previously reported 1994 quarterly information has been restated to reflect the change effective January 1, 1994.

  As a result of this change, the Corporation's pretax income for the three month period ended March 31, 1994 was reduced by $63 million, including a one-time charge of $51 million ($31 million after tax or $.23 per share). This one-time charge represents the cumulative difference between the expense determined under the new accounting method and that previously recognized from inception of the ESOP through January 1, 1994. The one-time charge has been recorded in Financing revenues and other income, less other deductions in the Consolidated Statement of Operations.

  The 1994 ESOP accounting change, excluding the one-time charge, reduced pretax income by $12 million or $8 million after tax, and reduced reported preferred stock dividends by $6 million for the three month period ended March 31, 1994. Those reductions in net income and preferred stock dividend requirements, and the reduction in ESOP shares considered outstanding of 9.0 million shares, have the combined effect of increasing earnings per share by $.02 excluding the one time charge for the three month period ended March 31, 1994. Overall, earnings per share for the three month period ended March 31, 1994 was reduced by $.21 as a result of this accounting change.

Contingent Liabilities

  While there has been no significant change in the Corporation's material contingencies during 1995, the matters previously described in Note 14 of Notes to Financial Statements in the Corporation's Annual Report on Form 10K for calendar year 1994 are summarized below.

Environmental

  The Corporation's operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations.

  It is the Corporation's policy to accrue environmental investigatory and remediation costs when it is probable that a liability has been incurred by the Corporation for known sites and the amount of loss can be reasonably estimated.
                                          4
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

Where no amount within a range of estimates is more likely, the minimum is accrued. Otherwise, the most likely cost to be incurred is accrued. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual site and takes into account factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites.

  Where the Corporation is not the only party responsible for the remediation of a site, the Corporation considers its likely proportionate share of the anticipated remediation expense in establishing a provision for those costs. Included within the sites known to the Corporation are those sites at which the Corporation has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or Superfund). Under the provisions of this statute, the Corporation may be held liable for all costs of environmental remediation without regard to the legality of the Corporation's actions resulting in the contamination. In estimating its liability for remediation, the Corporation considers its likely proportionate share of the anticipated remediation expense and the ability of the other potentially responsible parties to fulfill their obligations.

  Some  of   the  Corporation's   liabilities,   including  certain   Superfund
liabilities, relate to facilities that were acquired by the Corporation with indemnities from the sellers or former owners. In estimating the potential liability at these sites, the Corporation has considered the indemnification separately from the liability.

  The Corporation has instituted legal proceedings against its insurers seeking insurance coverage for liability to third parties for remediation costs, defense costs, physical loss or damage to the Corporation's property, and related costs. Settlements to date, which have not been material, have been recorded upon receipt. It is expected that one or more of these cases will last several years. Environmental liabilities are not reduced by potential insurance reimbursements.

U.S. Government

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

  The Corporation's contracts with the U.S. Government are also subject to audits. Like many defense contractors, the Corporation has received audit reports which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. The Corporation has made voluntary refunds in those cases it believes appropriate.

Other

  The Corporation extends performance and operating cost guarantees, which are beyond its normal warranty and service policies, for extended periods on some of its products, particularly commercial aircraft engines. Liability under such guarantees is contingent upon future product performance and durability. The

                                          5
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

Corporation has accrued its estimated liability that may result under these guarantees.

  The Corporation also has other commitments and contingent liabilities related to legal proceedings and matters arising out of the normal course of business.

  The Corporation has accrued its liability for environmental investigation and remediation, performance guarantees, and other litigation and claims based on management's estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.

                                          6
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the three month periods ended March 31, 1995 and 1994, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 24, 1995 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the three month periods ended March 31, 1995 and 1994, the condensed consolidated statement of cash flows for the three months ended March 31, 1995 and 1994, and the condensed consolidated balance sheet as of March 31, 1995. This financial information is the responsibility of the company's management.

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

  We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, of cash flows and of changes in shareowners' equity for the year then ended (not presented herein), and in our report dated January 26, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, when read in conjunction with the consolidated financial statements from which it has been derived, is fairly stated in all material respects in relation thereto.

                                                            PRICE WATERHOUSE LLP

Hartford, Connecticut
April 24, 1995



                                          7
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL POSITION

                                    OVERVIEW

  For the three month period ended March 31, 1995 the Corporation reported net income of $135 million or $1.03 per share compared to $67 million or $.50 per share for the same period last year. Results for the first quarter of 1994 have been restated for the adoption of AICPA Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Excluding the cumulative impact of this accounting change, 1994 first quarter net income was $98 million or $.73 per share.

                              BUSINESS ENVIRONMENT

  The  Corporation's  Otis,  Carrier  and  UT   Automotive  subsidiaries  serve
customers in the commercial property, residential housing and automotive businesses. Additionally, the Corporation's Pratt & Whitney, Sikorsky and Hamilton Standard businesses serve commercial and government customers in the aerospace industry. As world-wide businesses, these operations are affected by global as well as regional economic factors.

  U.S. residential  housing starts  decreased approximately  5%  over the  same
period in  1994,  while  commercial  construction  starts  remain  weak.    U.S.
commercial vacancy rates have improved only marginally from the 1992 peak.

  North American car and light truck production increased approximately 5% in the first three months of 1995 over the comparable period in 1994, and European car sales also increased this period.

  Worldwide airline profits in 1994 were nominal despite load factors at historical high levels. Competitive pricing strategies and disparate cost structures continue to make it difficult for the U.S. airlines to achieve the financial condition necessary to make significant investments in new aircraft. For many international airlines, increasing competition, higher cost structures and privatization initiatives will strain financial results and resources in the near term. While airlines have historically begun ordering new equipment approximately 18 months after returning to profitability, management believes the current recovery may be slower.

  The U.S. Defense industry continues to experience significant downsizing, and
further consolidation  within  the industry  is  expected.   As  a  result,  the
Corporation has continued to reduce its reliance on U.S. Defense contracts over the past few years.

  During December 1994 and the first quarter of 1995 the Mexican peso devalued significantly against the U.S dollar. This had a slightly positive impact on earnings for some of the Corporation's businesses which manufacture in Mexico for export. This devaluation however has created economic instability within Mexico which can have uncertain effects on future operations. Revenues generated from Mexican operations in the full year 1994 were less than 1% of consolidated revenues.

                                         8
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                             RESULTS OF OPERATIONS

Consolidated revenues are as follows:

                                                     Three Months Ended
                                                         March 31,
In Millions of Dollars                                1995        1994
Product sales                                    $   4,252    $  3,782
Service sales                                        1,066         963
Financing revenues and
 other income, net                                      26          40

  Consolidated revenues in the first quarter of 1995 increased 12% over the comparable period of 1994. Foreign exchange translation had a favorable effect on revenue; excluding this effect first quarter 1995 consolidated revenues increased 9% over the comparable 1994 period. All segments reported increased revenues in the first quarter as UTC's commercial and industrial segments increased 14% and the aerospace segments increased 6%.

  Financing revenues and other income in 1994 include a $51 million charge relating to the adoption of SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Excluding this effect financing revenues and other income decreased due to lower financing revenues in 1995 on a lower customer financing asset base, the absence of foreign exchange gains in the first quarter of 1994 and a decrease in royalty and joint venture income.

Cost of products and services sold as a percentage of sales are as follows:

                                                     Three Months Ended
                                                         March 31,
In Millions of Dollars                                1995        1994
Cost of products sold                            $   3,528    $  3,126
 Product margin %                                     17.0%        17.3%

Cost of services sold                                  655         609
 Service margin %                                     38.6%        36.8%

  Product margin as a percentage of sales remained essentially flat to last year as improved margin percentages in Carrier and Hamilton Standard were offset by costs associated with closing the wafer fabrication facility of Hamilton Standard's Microelectronics Center and charges for a workforce reduction at Sikorsky. Service margins as a percentage of sales improved in most of the Corporation's businesses.

  Research and development expenses decreased $22 million (9%) in the first quarter of 1995 as compared to 1994. As a percentage of revenue research and development was 4.1% in the first quarter of 1995 compared to 5.0% in the corresponding period last year. These decreases primarily occurred in the Pratt & Whitney segments as the PW 4084 and PW 4168 commercial engine development programs have reached maturity. Research and development expenses in 1995 are expected to be slightly below the spending level of 1994.

  Selling, general and  administrative expenses  in the  first quarter  of 1995
increased by  $26 million  (4%) over  the 1994  first quarter.   However,  as  a
                                          9
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

percentage of revenues these expenses decreased almost a full percentage point from 12.6% to 11.8% as the Corporation achieved increased sales while continuing to control expenses.

  Segment revenues and operating profits in the Corporation's principal business segments are as follows:

                                                             Operating
                            Revenues     Operating Profits Profit Margin
                         Quarter Ended     Quarter Ended   Quarter Ended
                           March 31,         March 31,       March 31,
In Millions of Dollars   1995     1994     1995     1994    1995   1994
Otis                   $ 1,185  $ 1,054  $  110   $   97    9.3%   9.2%
Carrier                  1,131    1,012      29       18    2.6%   1.8%
Automotive                 750      613      51       44    6.8%   7.2%
Pratt & Whitney          1,491    1,360     125       84    8.4%   6.2%
Flight Systems             813      806      45       47    5.5%   5.8%

  Otis segment revenues for the first quarter of 1995 were 12% higher than the first quarter of 1994. Excluding the favorable impact of foreign exchange, 1995 revenues increased 6% over 1994 with all geographic regions showing an increase to last year.

  Operating profit at Otis increased $13 million in the first quarter of 1995 compared to 1994 with approximately $8 million of this increase due to the favorable foreign exchange translation effects. The operating profit increase came from North American and Pacific Region operations and was primarily due to the increased sales volumes.

  Carrier first quarter 1995 revenues increased 12% from the first quarter of 1994. Excluding the favorable impact of foreign exchange, 1995 revenues increased 9% over 1994. Revenues increased in all major geographic areas as well as Carrier's Transicold business, as compared to last year. Increases in Europe and Brazil were particularly strong as these economies continue to improve.

  Operating profit for the first quarter of 1995 at Carrier increased both in dollar terms and as a percentage of sales as compared to the same period last year, in a seasonally weak quarter. Foreign exchange had a favorable effect and accounted for approximately $4 million of the $11 million operating income increase. Higher volumes and continued cost reductions more than offset cost increases in raw materials such as copper and aluminum. Brazilian operations had improved profits on a strong summer selling season.

  Automotive segment revenues increased 22% in the first quarter of 1995 as compared to the comparable quarter of 1994. Revenues increased in Europe as a result of continued improvement in the European automotive market and increased market penetration. Revenue increases in North America are a result of higher vehicle content, favorable product mix, and increased light vehicle production.

  Operating profits at the Automotive segment increased $7 million in the first quarter of 1995 compared to the same quarter in 1994 led by sales volume increases in Europe versus weak European sales last year. Operating income from North American operations was essentially the same as last year. The positive effects of higher volumes and reduced labor costs were offset by a higher level of investment in support of new model awards and increased raw material costs. The reduced labor costs were an effect of the devaluation of the Mexican peso on
                                          10
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

labor costs incurred in Mexico, although future effects of volatility in exchange rates, inflation and general business conditions resulting from the economic events in Mexico are uncertain.

  Pratt & Whitney revenue during the first quarter of 1995 increased 10% as compared to the comparable quarter in 1994, however, revenues for the full year are expected to be essentially the same as last year. The increase in the first quarter is due to increased shipments of large commercial engines versus a weak first quarter shipment schedule last year and increased shipments of general aviation engines and spare parts from Pratt & Whitney Canada.

  Operating profit for Pratt & Whitney in the first quarter of 1995 increased $41 million over the comparable quarter of 1994. This increase is due to the volume increases in Pratt & Whitney Canada, and reduced research and development expenses compared to last year.

  Flight Systems revenues increased 1% in the first quarter of 1995 compared to the first quarter of 1994. Revenue increases at Hamilton Standard and Sikorsky were offset by the absence of Norden revenue due to the divestiture of this business in the second quarter of 1994. Hamilton Standard revenues in 1995 are expected to remain flat to last year while revenues at Sikorsky are expected to decrease versus last year due to lower scheduled deliveries of helicopters.

  Operating profit for Flight Systems decreased $2 million in the first quarter of 1995 as compared to the first quarter of 1994. Results reflect continued strong performance at Sikorsky and operating profit at Hamilton, offset by costs associated with closing the wafer fabrication facility of Hamilton Standard's Microelectronics Center, charges for a workforce reduction at Sikorsky, and the absence of Norden following its divestiture in the second quarter last year.

  Interest expense decreased $4 million to $62 million for the first quarter of 1995 from $66 million last year. This decrease is mainly due to a reduced average borrowing level during the quarter as compared to last year, partially offset by increased interest rates.

  The effective tax rate for the  first quarter of 1995 was 35%  compared to an
effective tax rate of  36% in the first  quarter of 1994.   The Corporation  has
reduced its effective income tax rate by implementing tax planning strategies throughout its operations worldwide.

                        FINANCIAL POSITION AND LIQUIDITY

  Management assesses the Corporation's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, customer financing requirements, adequate bank lines of credit, and financial flexibility to attract long-term capital on satisfactory terms.

                                          11
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


  Set forth below is selected key cash flow data:

                                                    Three Months Ended
                                                        March 31,
In Millions of Dollars                             1995           1994
Net Cash Flows from Operating Activities    $       105    $         1

Capital expenditures                               (148)          (128)
Decrease in customer financing assets, net           90              9

Common stock repurchase                             (17)             -
Increase in total debt                              106            127
Increase in net debt                                 31            149


  Cash flows from operating activities were $105 million during the first quarter of 1995 compared to $1 million for the corresponding period of 1994. The improvement results primarily from improved operating results and working capital management.

  Cash flows from investing activities was a use of funds of $55 million during the first quarter of 1995 compared to a use of funds of $113 million in the corresponding period of 1994. Capital expenditures in the first quarter of 1995 were $148 million, a $20 million increase over the first quarter of 1994. The Corporation expects 1995 full year capital spending to remain at approximately the same level as 1994. Customer financing activities include a customer repayment of approximately $100 million in the first quarter of 1995. The Corporation expects that customer financing will be a net use of funds in 1995.

  The Corporation repurchased $17 million of common stock, representing 270,000 shares, in the first quarter of 1995 under previously announced stock repurchase programs.

  Selected financial data as of March 31, 1995, December 31, 1994 and March 31, 1994 follows:

                                 March 31,    December 31,   March 31,
In Millions of Dollars              1995          1994          1994
Cash and cash equivalents       $      461    $     386     $      399
Total debt                           2,549        2,443          3,086
Net debt (total debt less cash)      2,088        2,057          2,687
Shareowners' equity                  3,804        3,752          3,603
Debt to total capitalization          40.1%         39.4%         46.1%
Net debt to total capitalization      35.4%         35.4%         42.7%


  The debt and net debt to total capitalization ratios at March 31, 1995 decreased 6.0% and 7.3%, respectively, from the same date one year earlier as a result of improved operating results and decreases in total and net debt.

  Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.
                                          12
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


  For a description of the Corporation's material contingencies, refer to Notes to Condensed Consolidated Financial Statements at pages 4 through 6 of this report and Part I, Item 3 - Legal Proceedings in the Corporation's Annual Report to Shareowners on Form 10K for calendar year 1994.


                                          13
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

Part II - Other Information

Item 1.   Legal Proceedings

  As previously reported, the Corporation received a subpoena in March 1992 from the Department of Defense Inspector General requesting documents in connection with Pratt & Whitney's sales of goods and services to the Israeli Government. The investigation relates to the activities of former Israeli General Rami Dotan who pleaded guilty in Israel to engaging in corrupt practices in connection with Israeli Air Force procurements involving another engine manufacturer. A federal grand jury in the Southern District of Florida is investigating this matter. In addition, in April 1995, the Department of Justice filed a Civil False Claims Act complaint against the Corporation in the United States District Court for the Southern District of Florida, No. 95-8251 alleging misuse of $10 million of foreign military financing funds. The complaint seeks treble damages plus a $10,000 penalty for each false claim submitted. Management believes that resolution of this matter will not have a material adverse effect upon its competitive position, results of operations, cash flows, or financial position.

  Other than the matter described above, there has been no material change in legal proceedings during the first quarter of 1995. (For a description of previously reported legal proceedings, refer to Part 1, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1994.)

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (11)  Computation of per share earnings
  (12)  Computation of ratio of earnings to fixed charges
  (15)  Letter re unaudited interim financial information
  (27)  Financial data schedule (submitted electronically herewith)

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                          14
                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNITED TECHNOLOGIES CORPORATION


Dated:  April 27, 1995         By:  /s/ Stephen F. Page
                               Stephen F. Page
                               Executive Vice President and
                               Chief Financial Officer


Dated:  April 27, 1995         By:  /s/ George E. Minnich
                               George E. Minnich
                               Vice President and Controller


Dated:  April 27, 1995         By:  /s/William H. Trachsel
                               William H. Trachsel
                               Vice President and Secretary

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                                 EXHIBIT INDEX



Exhibit 11 - Computation of per share earnings

Exhibit 12 - Computation of ratio of earnings to fixed charges

Exhibit 15 - Letter re unaudited interim financial information

Exhibit 27 - Financial data schedule (submitted electronically herewith)