Form 10-Q
period 1995-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 1995-08-03
CIK 101829

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES
                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.
                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended June 30, 1995



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

At June 30, 1995 there were 123,235,307 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                     Quarter Ended June 30, 1995



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the three months ended June
       30, 1995 and 1994                                         1
     Condensed Consolidated Statement of
       Operations for the six months ended June
       30, 1995 and 1994                                         2
     Condensed Consolidated Balance Sheet at June
       30, 1995 and December 31, 1994                            3
     Condensed Consolidated Statement of Cash
       Flows for the six months ended June 30,
       1995 and 1994                                             4
     Notes to Condensed Consolidated Financial
       Statements                                                5
     Report of Independent Accountants                           8

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position                9

Part II - Other Information

  Item 1. Legal Proceedings                                     15

  Item 4. Submission of Matters to a Vote of
     Security Holders                                           15

  Item 6. Exhibits and Reports on Form 8-K                      16

Signatures                                                      17

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                              Three Months Ended
                                                                   June 30,
In Millions of Dollars (except per share amounts)             1995           1994
Revenues:
   Product sales                                       $      4,613   $      4,278
   Service sales                                              1,161          1,028
   Financing revenues and other income, net                      66            181
                                                              5,840          5,487
Costs and expenses:
   Cost of products sold                                      3,806          3,571
   Cost of services sold                                        680            631
   Research and development                                     233            261
   Selling, general and administrative                          672            648
   Interest                                                      67             73
                                                              5,458          5,184
Income before income taxes and minority interests               382            303
   Income taxes                                                 132            112
   Minority interests                                            32             26
Net Income                                             $        218   $        165
   Preferred Stock Dividend Requirement                           7              5
Earnings Applicable to Common Stock                    $        211   $        160

Earnings per share of common stock and common stock
   equivalents                                         $       1.65   $       1.23
Dividends per share of common stock                    $        .50   $        .45

Average common and equivalent shares outstanding (in
   thousands)                                               130,964        133,190


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                               Six Months Ended
                                                                   June 30,
In Millions of Dollars (except per share amounts)             1995           1994
Revenues:
   Product sales                                       $      8,865   $      8,060
   Service sales                                              2,227          1,991
   Financing revenues and other income, net                      92            221
                                                             11,184         10,272
Costs and expenses:
   Cost of products sold                                      7,334          6,697
   Cost of services sold                                      1,335          1,240
   Research and development                                     451            501
   Selling, general and administrative                        1,301          1,251
   Interest                                                     129            139
                                                             10,550          9,828
Income before income taxes and minority interests               634            444
   Income taxes                                                 220            163
   Minority interests                                            61             49
Net Income                                             $        353   $        232
   Preferred Stock Dividend Requirement                          13             10
Earnings Applicable to Common Stock                    $        340   $        222

Earnings per share of common stock and common stock
   equivalents                                         $       2.68   $       1.73
Dividends per share of common stock                    $       1.00   $        .90

Average common and equivalent shares outstanding (in
   thousands)                                               130,376        132,986


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)
                                                           June 30,     December 31,
In Millions of Dollars                                       1995           1994

                                Assets

Cash and cash equivalents                              $        755   $        386
Accounts receivable, net                                      3,566          3,745
Inventories and contracts in progress, net                    3,148          2,955
Future income tax benefits                                      932            929
Other current assets                                            199            213
   Total Current Assets                                       8,600          8,228

Fixed assets                                                 10,398         10,193
   Less - accumulated depreciation                           (5,944)        (5,661)
                                                              4,454          4,532
Other assets                                                  2,772          2,864

   Total Assets                                        $     15,826   $     15,624

                 Liabilities and Shareowners' Equity

Short-term borrowings                                  $        314   $        402
Accounts payable                                              1,858          1,924
Accrued liabilities                                           4,096          4,071
Long-term debt currently due                                    172            156
   Total Current Liabilities                                  6,440          6,553

Long-term debt                                                1,753          1,885
Future pension and postretirement benefit obligations         1,429          1,389
Other long-term liabilities                                   1,905          1,706

Series A ESOP Convertible Preferred Stock                       899            905
ESOP deferred compensation                                     (528)          (566)
                                                                371            339
Shareowners' Equity:
   Common Stock                                               2,212          2,148
   Treasury Stock                                            (1,037)          (947)
   Retained earnings                                          3,004          2,790
   Currency translation and pension liability
     adjustments                                               (251)          (239)
                                                              3,928          3,752

  Total Liabilities and Shareowners' Equity            $     15,826   $     15,624


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                               Six Months Ended
                                                                   June 30,
In Millions of Dollars                                        1995           1994
Cash flows from operating activities:
   Net income                                          $        353   $        232
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               421            415
    Change in:
     Accounts receivable                                        161           (406)
     Inventories and contracts in progress                     (212)           (86)
     Accounts payable and accrued liabilities                   (18)          (376)
     Future income taxes payable and future income
       tax benefits                                              (6)           102
     ESOP deferred compensation                                  25             93
   Other, net                                                   121            143
     Net Cash Flows from Operating Activities                   845            117
Cash flows from investing activities:
   Capital expenditures                                        (331)          (290)
   Acquisitions of business units                               (17)           (83)
   Dispositions of business units                                88            227
   Decrease in customer financing assets, net                   170            105
   Other, net                                                    47             10
     Net Cash Flows from Investing Activities                   (43)           (31)
Cash flows from financing activities:
   Issuance of long-term debt                                     -             29
   Repayments of long-term debt                                (145)          (113)
   Increase (decrease) in short-term borrowings, net            (87)           300
   Dividends paid on Common Stock                              (123)          (113)
   Common Stock repurchase                                      (90)           (52)
   Other, net                                                    (1)            31
     Net Cash Flows from Financing Activities                  (446)            82
Effect of foreign exchange rate changes on cash and
  cash equivalents                                               13            (22)

     Net Increase in Cash and Cash Equivalents                  369            146
Cash and Cash Equivalents, Beginning of year                    386            421
Cash and Cash Equivalents, End of period               $        755   $        567


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The condensed consolidated financial statements at June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 1994 amounts have been reclassified to conform with the presentation at June 30, 1995.

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

  As a result of this change, the Corporation's pretax income was reduced by $12 million for the three month period and $75 million, including a one-time charge of $51 million ($31 million after tax or $.23 per share) for the six month period. This one-time charge represents the cumulative difference between the expense determined under the new accounting method and that previously recognized from inception of the ESOP through January 1, 1994. The one-time charge has been recorded in Financing revenues and other income, net in the Consolidated Statement of Operations.

  The 1994 ESOP accounting change, excluding the one-time charge, reduced pretax income by $12 million and $24 million, reduced net income by $7 million and $15 million , and reduced reported preferred stock dividends by $6 million and $12 million for the three-month and six-month periods ended June 30, 1994, respectively. These reductions in net income and preferred stock dividend requirements, and the reduction in ESOP shares considered outstanding of 8.7 million and 8.9 million shares, have the combined effect of increasing earnings per share by $.05 and $.07, excluding the one-time charge, for the three-month and six-month periods ended June 30, 1994, respectively. Overall, earnings per share for the three-month period ended June 30, 1994 were increased by $.05 and for the six-month period ended June 30, 1994 were reduced by $.16 as a result of this accounting change.

Borrowings and Lines of Credit

  In June, the Corporation executed an in-substance defeasance of $100 million of its 9-5/8% notes due May 15, 1999, callable on or after May 15, 1996. The Corporation deposited U.S. Government securities into an irrevocable trust to cover the interest and principal payments on this debt and as part of this transaction, the Corporation also gave irrevocable notice to the indenture trustee for these notes of its election to exercise its rights to redeem the notes on May 15, 1996. For financial reporting purposes, the debt has been considered extinguished and the loss on this transaction, which was immaterial, is included in Financing revenues and other income, net.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  During the second quarter, the Corporation canceled $300 million of outstanding interest rate hedges. As a result of debt reduction and these contract cancellations, the percentage of total debt at floating interest rates, after taking effect of the remaining outstanding interest rate contracts, is 32% at June 30, 1995, versus 42% at December 31, 1994.

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

  The Corporation has instituted legal proceedings against its insurers seeking insurance coverage for liability to third parties for remediation costs, defense costs, physical loss or damage to the Corporation's property, and related costs. Settlements to date, which have not been material, have been recorded upon receipt. It is expected that one or more of these cases will last several years. Environmental liabilities are not reduced by potential insurance reimbursements.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

U.S. Government

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

  The Corporation has accrued its liability for environmental investigation and remediation, performance guarantees, and other litigation and claims based on management's estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the three and six-month periods ended June 30, 1995 and 1994, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 26, 1995 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the three and six month periods ended June 30, 1995 and 1994, the condensed consolidated statement of cash flows for the six months ended June 30, 1995 and 1994, and the condensed consolidated balance sheet as of June 30, 1995. This financial information is the responsibility of the company's management.

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

                                                  PRICE WATERHOUSE LLP

Hartford, Connecticut
July 26, 1995

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

  U.S. residential housing starts in the first six-months decreased approximately 9% over the same period in 1994, while commercial construction starts remain weak. U.S. commercial vacancy rates have improved only marginally from the 1992 peak.

  North American car and light truck production and European car sales in the first six-months of 1995 were essentially flat versus the comparable period in 1994.

  Worldwide airline profits in 1994 were nominal despite load factors at historically high levels. Reported airline results in the first half of 1995 have shown improvement through higher revenues and relatively flat costs. However, competitive pricing strategies and disparate cost structures continue to make it difficult for the U.S. airlines to achieve the financial condition necessary to make significant investments in new aircraft. For many international airlines, increasing competition, high cost structures and privatization initiatives will strain financial results and resources in the near term. While airlines have historically begun ordering new equipment approximately 18 months after returning to profitability, management believes the current recovery may be slower.

  The U.S. Defense industry continues to experience significant downsizing, and further consolidation within the industry is expected. As a result, the Corporation has continued to reduce its reliance on U.S. Defense contracts.

                        RESULTS OF OPERATIONS

  Consolidated revenues and margin percentages were  as follows:

                           Three Months Ended        Six Months Ended
                                June 30,                 June 30,
In Millions of Dollars      1995        1994         1995        1994
Product sales          $    4,613   $   4,278   $    8,865   $   8,060
Service sales               1,161       1,028        2,227       1,991
Financing revenues and
 other income, net             66         181           92         221

Product margin %             17.5%       16.5%*       17.3%       16.9%*
Service margin %             41.4%       38.6%        40.1%       37.7%

*Product margin percentages for the quarter and six months ended June 30, 1994 were 18.2% and 17.8%, respectively, before the impact of charges for downsizing and other actions.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Consolidated revenues increased 6% and 9% for the three-month and six-month periods ended June 30, 1995, respectively, over the comparable periods of 1994. Foreign exchange translation had a favorable effect on revenue; excluding this effect, consolidated revenues increased 3% and 6% for the three-month and six-month periods ended June 30, 1995 over the comparable 1994 periods. All segments, excluding Flight Systems, reported increased revenues in the second quarter. UTC's commercial and industrial segments increased 16% and 15% for the three-month and six-month periods. The aerospace segments, excluding the impacts of the second quarter 1994 sale of the equity share holding in Westland Group plc and Norden divestiture, decreased 1% for the three-month period and increased 4% for the six-month period.

  Financing revenues and other income decreased in the second quarter, from the comparable period in the prior year, principally as a result of the absence of an $87 million gain realized on the sale of the equity share holding in Westland Group plc and the sale of an additional participation interest in the PW4000 engine program by Pratt & Whitney in 1994. In addition to these effects, financing revenues and other income also decreased due to lower financing revenues in 1995 on a lower customer financing asset base, and a loss on an in-substance defeasance of debt and related interest rate hedge cancellation in the second quarter, offset by a gain realized by Carrier on the sale of a 49% joint venture interest in its Arkadelphia scroll compressor plant. Financing revenues and other income for the six-month period 1994 include a $51 million charge relating to the adoption of SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Excluding this effect, financing revenues and other income for the six-month period decreased principally due to the same effects as in the second quarter.


  Product margin as a percentage of sales for the six-month period, before the impact of the 1994 charges for downsizing and other actions, was down slightly from last year as improved margin percentages at Pratt & Whitney, Carrier and Hamilton Standard were offset by decreases at Automotive, Sikorsky and Otis. Service margins as a percentage of sales improved in most of the Corporation's businesses.

  Research and development expenses decreased $28 million (11%) and $50 million (10%) in the 1995 second quarter and six-month period, respectively, as compared to 1994. As a percentage of revenue, research and development was 4.0% in the three-month and six-month periods of 1995 compared to 4.8% and 4.9% in the corresponding periods last year. These decreases primarily occurred at Pratt & Whitney, due to the completion of the development phases of the PW4084 and PW4168 commercial engines, and at Flight Systems. Research and development expenses in 1995 are expected to be slightly below the spending level of 1994.

  Selling, general and administrative expenses in the 1995 second quarter and six-month period increased by $24 million (4%) and $50 million (4%) over the 1994 comparable periods. However, as a percentage of revenues, these expenses decreased from 11.8% to 11.5% for the three-month period and from 12.2% to 11.6% for the six-month period as the Corporation achieved increased sales while continuing to control expenses.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Segment revenues and operating profits in the Corporation's principal business segments for the three-month and six-month periods ended June 30, 1995 and 1994 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
                         1995     1994     1995     1994    1995   1994
Three Months Ended
June 30,
  Otis                $  1,350 $  1,136 $   124  $   101    9.2%   8.9%
  Carrier                1,529    1,346     130      107    8.5%   7.9%
  Automotive               797      695      62       56    7.8%   8.1%
  Pratt & Whitney        1,495    1,478     127       53    8.5%   3.6%
  Flight Systems           703      854      59       99    8.4%  11.6%

Six Months Ended
June 30,
  Otis                $  2,535 $  2,190 $   234  $   198    9.2%   9.0%
  Carrier                2,660    2,358     159      125    6.0%   5.3%
  Automotive             1,547    1,308     113      100    7.3%   7.6%
  Pratt & Whitney        2,986    2,838     252      137    8.4%   4.8%
  Flight Systems         1,516    1,660     104      146    6.9%   8.8%

  Otis segment revenues for the three-month and six-month periods ended June
30, 1995 were 19% and 16% higher than the comparable periods of 1994. Excluding the favorable impact of foreign exchange translation effects, 1995 revenues increased 9% and 7% for the second quarter and six-month period over 1994 with all geographic regions showing an increase compared to last year.

  Operating profits at Otis increased $23 million and $36 million in the second quarter and six-month periods of 1995 compared to 1994. Approximately $12 million and $20 million of these respective increases were due to favorable foreign exchange translation effects with the balance due principally to improved performance in the Asia Pacific and North American regions.

  Carrier 1995 second quarter and six-month period revenues increased 14% and 13% from 1994, respectively. Excluding the favorable impact of foreign exchange translation effects, 1995 revenues increased 10% and 9% over the three-month and six-month periods of 1994. The increase in revenue was led by the recovery in Europe and continued strong growth in the Asia Pacific region in both periods.

  Operating profits at Carrier increased $23 million and $34 million in the second quarter and six-month period of 1995 compared to 1994 with approximately $6 million and $10 million of these respective increases due to favorable foreign exchange translation effects. Higher volumes and continued cost reductions more than offset cost increases in raw materials such as copper and aluminum. Brazilian operations had improved profits, particularly in the first quarter on a strong summer selling season. In the second quarter, Carrier also realized a gain from selling a 49% joint venture interest in its Arkadelphia scroll compressor plant, which was substantially offset by charges for closure and consolidation of certain facilities, inventory reserves, and start-up costs of four new joint ventures in China.

  Automotive segment revenues increased 15% and 18% in the 1995 second quarter and six-month period as compared to 1994. Revenue increases in both periods were

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

a result of higher vehicle content, and favorable product mix in North America and increased market penetration in Europe.

  Operating profits at the Automotive segment increased $6 million and $13 million in the 1995 second quarter and six-month periods compared to the same periods in 1994, while margins as a percentage of revenue decreased 0.3%. The positive effects of higher revenues in Europe and North America were partially offset by global increases in raw material costs and continuing costs in support of new vehicle model awards in North America.

  Pratt & Whitney revenue during the second quarter and six-month periods ended June 30, 1995 increased 1% and 5% as compared to 1994; however, revenues for the full year are expected to be essentially the same as last year. The increase in the second quarter over the prior year is due to modest increases in the government and general aviation businesses. The increase for the six-month period is principally due to increased shipments of large commercial engines, and increased shipments of general aviation engines and spare parts by Pratt & Whitney Canada.

  Operating profits for Pratt & Whitney for the second quarter and six-month periods ended June 30, 1995 increased $74 million and $115 million over the comparable periods of 1994. The increases are due to improved margins arising from cost reduction initiatives, reduced research and development expenses and the absence of a $50 million downsizing charge in the second quarter of 1994, partially offset by the absence of the sale of a participation interest in the PW4000 engine program in the second quarter of 1994.

  Flight Systems revenues decreased 18% and 9% in the second quarter and six-month periods ended June 30, 1995 compared to 1994. Revenue decreases were a result of the second quarter 1994 sale of the equity share holding in Westland Group plc and the Norden divestiture and lower revenues at Sikorsky in the second quarter of 1995. Hamilton Standard revenues in 1995 are expected to remain flat compared to last year while revenues at Sikorsky are expected to decrease versus last year due to fewer scheduled deliveries of helicopters.

  Operating profits for Flight Systems decreased $40 million and $42 million in the second quarter and six-month periods ended June 30, 1995 as compared to 1994. Second quarter 1994 results include an $87 million gain realized in Flight Systems on the sale of the equity share holding in Westland Group plc and $35 million in downsizing charges. Operating profits excluding those items increased $12 million and $10 million in the second quarter and six-month periods ended June 30, 1995. The increase reflects improved operating performance at Hamilton Standard, partially offset by reduced operating profits at Sikorsky as a result of lower volumes. The six-month period results reflect improved performance at Hamilton Standard, offset by costs associated with closing the wafer fabrication facility of Hamilton Standard's Microelectronics Center and charges for a workforce reduction at Sikorsky.

  Interest expense decreased $6 million and $10 million in the three-month and six-month periods ended June 30, 1995 to $67 million and $129 million, respectively. This decrease is mainly due to a reduced average borrowing level during the quarter as compared to last year, partially offset by increased interest rates.

  The effective tax rate for the first six months of 1995 was 34.8%, compared to an effective tax rate of 36.7% for the corresponding period of 1994. The Corporation has reduced its effective income tax rate by implementing tax reduction strategies.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                   FINANCIAL POSITION AND LIQUIDITY

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

  Set forth below is selected key cash flow data:

                                                    Six Months Ended
                                                        June 30,
In Millions of Dollars                             1995          1994
Operating Activities
  Net Cash Flows from Operating Activities   $       845   $       117

Investing Activities
  Capital expenditures                              (331)         (290)
  Dispositions of business units                      88           227
  Decrease in customer financing assets, net         170           105

Financing Activities
  Common Stock repurchase                            (90)          (52)
  Increase (decrease) in total debt                 (204)          231
  Increase (decrease) in net debt                   (573)           85


  Cash flows from operating activities were $845 million during the first six months of 1995 compared to $117 million for the corresponding period of 1994. The improvement resulted primarily from improved operating performance and working capital management, and the absence of a $150 million payment to the U.S. Government made in the second quarter 1994 for a previously reported settlement by Sikorsky Aircraft.

  Cash flows from investing activities were a use of funds of $43 million during the first six months of 1995 compared to a $31 million use in the corresponding period of 1994. During the six-month period ended June 30, 1995, the Corporation received proceeds of $88 million from dispositions of business units, the largest item being proceeds received in the second quarter of 1995 from the sale of a 49% joint venture interest in Carrier's Arkadelphia scroll compressor plant. Capital expenditures in the six-month period of 1995 were $331 million, a $41 million increase over the corresponding period of 1994. The Corporation expects 1995 full year capital spending to remain at approximately the same level as 1994. The decrease in customer financing assets in the 1995 period includes the effect of loan repayments and asset sales. While the Corporation now believes that changes in customer financing assets in 1995 will be a net source of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year.

  The Corporation repurchased $90 million of common stock, representing 1.25 million shares, in the first six months of 1995 under previously announced stock repurchase programs.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Other selected financial data is as follows:

                                   June 30,    December 31,   June 30,
In Millions of Dollars               1995          1994         1994
Cash and cash equivalents        $      755   $      386    $      567
Total debt                            2,239        2,443         3,190
Net debt (total debt less cash)       1,484        2,057         2,623
Shareowners' equity                   3,928        3,752         3,672
Debt-to-total capitalization           36.3%        39.4%         46.5%
Net debt-to-total capitalization       27.4%        35.4%         41.7%



  In June, the Corporation executed an in-substance defeasance of $100 million of its 9-5/8% notes due May 15, 1999, callable on or after May 15, 1996. The Corporation deposited U.S. Government securities into an irrevocable trust to cover the interest and principal payments on this debt and as part of this transaction, the Corporation also gave irrevocable notice to the indenture trustee for these notes of its election to exercise its rights to redeem the notes on May 15, 1996. For financial reporting purposes, the debt has been considered extinguished and the loss on this transaction, which was immaterial, is included in Financing revenues and other income, net.

  During the second quarter, the Corporation canceled $300 million of outstanding interest rate hedges. As a result of debt reduction and these contract cancellations, the percentage of total debt at floating interest rates, after taking effect of the remaining outstanding interest rate contracts, is 32% at June 30, 1995, versus 42% at December 31, 1994.

  Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Part II - Other Information

Item 1.   Legal Proceedings

  There has been no material change in legal proceedings during the second quarter of 1995. (For a description of previously reported legal proceedings, refer to Part 1, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1994 to part II, Item 1 - Legal Proceedings of the Corporation's Report on Form 10Q for the first quarter of calendar year 1995.)

Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Corporation held its Annual Meeting of Shareowners on April 25, 1995.

(b)  The following individuals were nominated and elected to serve as directors:

Howard H. Baker, Jr., Antonia H. Chayes, Robert F. Daniell, George David, Robert
F. Dee, Charles W. Duncan, Jr., Pehr G. Gyllenhammar, Gerald D. Hines, Charles
R. Lee, Robert H. Malott, Harold A. Wagner, and Jacqueline G. Wexler.

(c)  The shareowners voted as follows on the following matters:

     1. Election of directors. The voting result for each nominee is as follows: Howard H. Baker, Jr. - 119,956,662 votes for, 935,769 votes withheld. Antonia Handler Chayes - 119,957,217 votes for, 935,214 votes withheld, Robert
F. Daniell - 119,958,250 votes for, 934,181 votes withheld, George David - 119,953,833 votes for, 938,598 votes withheld, Robert F. Dee - 119,927,426 votes for, 965,005 votes withheld, Charles W. Duncan, Jr. - 119,957,701 votes for, 934,730 votes withheld, Pehr G. Gyllenhammar - 119,914,210 votes for, 978,221 votes withheld, Gerald D. Hines - 119,965,253 votes for, 927,178 votes withheld, Charles R. Lee - 119,989,205 votes for, 903,226 votes withheld, Robert H. Malott
- - 119,960,602 votes for, 931,829 votes withheld, Harold A. Wagner - 119,985,740 votes for, 906,691 votes withheld, and Jacqueline G. Wexler - 119,926,151 votes for, 966,280 votes withheld.

     2. Appointment of auditors. The proposal was approved by a count of 120,204,699 votes for, 522,146 votes against, and 165,586 votes abstaining.

     3. A management proposal to amend the Corporation's Annual Executive Incentive Compensation Plan was approved by a count of 108,515,566 votes for, 11,391,596 votes against, and 985,269 votes abstaining.

     4. A management proposal to amend the Corporation's Long Term Incentive Plan was approved by a count of 104,945,244 votes for, 14,933,171 votes against, and 1,014,016 votes abstaining.

     5. A shareowner proposal recommending that the Corporation provide to shareowners a list of all executives contractually entitled to receive a base salary in excess of $100,000 annually was rejected by a count of 20,220,934 votes for, 90,385,215 votes against, with 4,533,199 votes abstaining, and 5,753,083 broker non-votes.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (11)  Computation of per share earnings
  (12)  Computation of ratio of earnings to fixed charges
  (15)  Letter re unaudited interim financial information
  (27)  Financial data schedule (submitted electronically herewith)

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  August 3, 1995         By:  Stephen F. Page
                               Stephen F. Page
                               Executive Vice President and
                               Chief Financial Officer


Dated:  August 3, 1995         By:  George E. Minnich
                               George E. Minnich
                               Vice President and Controller


Dated:  August 3, 1995         By:  William H. Trachsel
                               William H. Trachsel
                               Vice President and Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


EXHIBIT INDEX



Exhibit 11 - Computation of per share earnings

Exhibit 12 - Computation of ratio of earnings to fixed charges

Exhibit 15 - Letter re unaudited interim financial information

Exhibit 27 - Financial data schedule (submitted electronically herewith)