Form 10-Q
period 1995-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 1995-10-31
CIK 101829

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.
                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1995



                                  OR



      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from____________________________to__________________________


Commission file number 1-812





                   UNITED TECHNOLOGIES CORPORATION


             DELAWARE                         06-0570975

          One Financial Plaza, Hartford, Connecticut  06101

                            (203) 728-7000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X     .   No          .

At September 30, 1995 there were 122,007,844 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                   Quarter Ended September 30, 1995



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the three months ended
       September 30, 1995 and 1994                               1
     Condensed Consolidated Statement of
       Operations for the nine months ended
       September 30, 1995 and 1994                               2
     Condensed Consolidated Balance Sheet at
       September 30, 1995 and December 31, 1994                  3
     Condensed Consolidated Statement of Cash
       Flows for the nine months ended September
       30, 1995 and 1994                                         4
     Notes to Condensed Consolidated Financial
       Statements                                                5
     Report of Independent Accountants                           8

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position                9

Part II - Other Information

  Item 1. Legal Proceedings                                     15

  Item 6. Exhibits and Reports on Form 8-K                      15

Signatures                                                      16

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                              Three Months Ended
                                                                 September 30,
In Millions of Dollars (except per share amounts)             1995           1994
Revenues:
   Product sales                                       $      4,420   $      4,094
   Service sales                                              1,184          1,041
   Financing revenues and other income, net                      47            115
                                                              5,651          5,250
Costs and expenses:
   Cost of products sold                                      3,610          3,359
   Cost of services sold                                        715            652
   Research and development                                     251            229
   Selling, general and administrative                          642            610
   Interest                                                      57             69
                                                              5,275          4,919
Income before income taxes and minority interests               376            331
   Income taxes                                                 131            114
   Minority interests                                            35             29
Net Income                                             $        210   $        188
   Preferred Stock Dividend Requirement                           7              6
Earnings Applicable to Common Stock                    $        203   $        182

Earnings per share of common stock and common stock
   equivalents                                         $       1.60   $       1.41
Dividends per share of common stock                    $        .50   $        .50

Average common and equivalent shares outstanding (in
   thousands)                                               130,813        132,012


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
In Millions of Dollars (except per share amounts)             1995           1994
Revenues:
   Product sales                                       $     13,285   $     12,154
   Service sales                                              3,411          3,032
   Financing revenues and other income, net                     139            336
                                                             16,835         15,522
Costs and expenses:
   Cost of products sold                                     10,944         10,056
   Cost of services sold                                      2,050          1,892
   Research and development                                     702            730
   Selling, general and administrative                        1,943          1,861
   Interest                                                     186            208
                                                             15,825         14,747
Income before income taxes and minority interests             1,010            775
   Income taxes                                                 351            277
   Minority interests                                            96             78
Net Income                                             $        563   $        420
   Preferred Stock Dividend Requirement                          20             16
Earnings Applicable to Common Stock                    $        543   $        404

Earnings per share of common stock and common stock
   equivalents                                         $       4.28   $       3.14
Dividends per share of common stock                    $       1.50   $       1.40

Average common and equivalent shares outstanding (in
   thousands)                                               130,414        132,571


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                        September 30,   December 31,
In Millions of Dollars                                       1995           1994
                                                         (Unaudited)

                                Assets

Cash and cash equivalents                              $        904   $        386
Accounts receivable, net                                      3,713          3,745
Inventories and contracts in progress, net                    2,957          2,955
Future income tax benefits                                      860            929
Other current assets                                            202            213
   Total Current Assets                                       8,636          8,228

Fixed assets                                                 10,316         10,193
   Less - accumulated depreciation                           (5,967)        (5,661)
                                                              4,349          4,532
Other assets                                                  2,756          2,864

   Total Assets                                        $     15,741   $     15,624

                 Liabilities and Shareowners' Equity

Short-term borrowings                                  $        266   $        402
Accounts payable                                              1,851          1,924
Accrued liabilities                                           4,150          4,071
Long-term debt currently due                                     91            156
   Total Current Liabilities                                  6,358          6,553

Long-term debt                                                1,707          1,885
Future pension and postretirement benefit obligations         1,438          1,389
Other long-term liabilities                                   1,900          1,706

Series A ESOP Convertible Preferred Stock                       894            905
ESOP deferred compensation                                     (508)          (566)
                                                                386            339
Shareowners' Equity:
   Common Stock                                               2,225          2,148
   Treasury Stock                                            (1,162)          (947)
   Retained earnings                                          3,143          2,790
   Currency translation and pension liability
     adjustments                                               (254)          (239)
                                                              3,952          3,752

  Total Liabilities and Shareowners' Equity            $     15,741   $     15,624

See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
In Millions of Dollars                                        1995           1994
Cash flows from operating activities:
   Net income                                          $        563   $        420
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               621            623
    Change in:
     Accounts receivable                                         26           (395)
     Inventories and contracts in progress                      (28)            40
     Accounts payable and accrued liabilities                    73           (189)
     Future income taxes payable and future income
       tax benefits                                               3             95
     ESOP deferred compensation                                  38            106
   Other, net                                                   218            168
     Net Cash Flows from Operating Activities                 1,514            868
Cash flows from investing activities:
   Capital expenditures                                        (486)          (489)
   Acquisitions of business units                              (151)          (106)
   Dispositions of business units                               103            238
   Decrease in customer financing assets, net                   276             17
   Other, net                                                    50             35
     Net Cash Flows from Investing Activities                  (208)          (305)
Cash flows from financing activities:
   Issuance of long-term debt                                     1             31
   Repayments of long-term debt                                (250)          (150)
   Decrease in short-term borrowings, net                      (136)           (50)
   Dividends paid on Common Stock                              (185)          (177)
   Common Stock repurchase                                     (215)          (164)
   Other, net                                                    (4)            68
     Net Cash Flows from Financing Activities                  (789)          (442)
Effect of foreign exchange rate changes on cash and
  cash equivalents                                                1              2

     Net Increase in Cash and Cash Equivalents                  518            123
Cash and Cash Equivalents, Beginning of year                    386            421
Cash and Cash Equivalents, End of period               $        904   $        544


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The condensed consolidated financial statements at September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 1994 amounts have been reclassified to conform with the presentation at September 30, 1995.

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

  As a result of this change, the Corporation's pretax income was reduced by $10 million for the three month period and $85 million, including a one-time charge of $51 million ($31 million after tax or $.23 per share) for the nine-month period. This one-time charge represents the cumulative difference between the expense determined under the new accounting method and that previously recognized from inception of the ESOP through January 1, 1994. The one-time charge has been recorded in Financing revenues and other income, net in the Consolidated Statement of Operations.

  The 1994 ESOP accounting change, excluding the one-time charge, reduced pretax income by $10 million and $34 million, reduced net income by $6 million and $21 million, and reduced reported preferred stock dividends by $4 million and $16 million for the three-month and nine-month periods ended September 30, 1994, respectively. These reductions in net income and preferred stock dividend requirements, and the reduction in ESOP shares considered outstanding of 8.4 million and 8.6 million shares, have the combined effect of increasing earnings per share by $.06 and $.13, excluding the one-time charge, for the three-month and nine-month periods ended September 30, 1994, respectively. Overall, earnings per share for the three-month period ended September 30, 1994 were increased by $.06 and for the nine-month period ended September 30, 1994 were reduced by $.10 as a result of this accounting change.

Borrowings and Lines of Credit

  In July, the Corporation executed an in-substance defeasance of $30 million of its 8.26% medium term notes due June 3, 1996, bringing the total of in-substance defeasances to $130 million for the nine-month period. The Corporation deposited U.S. Government securities into irrevocable trusts to cover the interest and principal payments on this debt. For financial reporting purposes, the debt has been considered extinguished and the loss on these transactions, which was immaterial, is included in Financing revenues and other income, net. In addition, during the third quarter the Corporation retired $55 million of long-term debt.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  During the nine-month period of 1995, the Corporation canceled $600 million of outstanding interest rate hedges. As a result of debt reduction and these contract cancellations, the percentage of total debt at floating interest rates, after taking effect of the remaining outstanding interest rate contracts, is 15% at September 30, 1995, versus 42% at December 31, 1994.

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

  The Corporation has instituted legal proceedings against its insurers seeking insurance coverage for remediation costs, defense costs, physical loss or damage to the property of the Corporation and others, and for related costs. Settlements to date, which have not been material, have been recorded upon receipt. It is expected that one or more of these cases will last several years. Environmental liabilities are not reduced by potential insurance reimbursements.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

U.S. Government

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

  The Corporation has accrued its liability for environmental investigation and remediation, performance guarantees, and other litigation and claims based on management's estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the three and nine-month periods ended September 30, 1995 and 1994, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 25, 1995 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the three and nine-month periods ended September 30, 1995 and 1994, the condensed consolidated statement of cash flows for the nine months ended September 30, 1995 and 1994, and the condensed consolidated balance sheet as of September 30, 1995. This financial information is the responsibility of the company's management.

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

                                                  PRICE WATERHOUSE LLP

Hartford, Connecticut
October 25, 1995

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

  U.S. residential housing starts in the first nine months decreased
approximately 7% over the same period in 1994.   While commercial construction
starts in the U.S. are higher than last year they remain weak. U.S. commercial vacancy rates have improved only marginally from the 1992 peak.

  North American car and light truck production and European car sales were down in the Third Quarter and essentially flat for the first nine months of 1995 versus the comparable period in 1994.

  Worldwide airline profits in 1994 were nominal despite load factors at historically high levels. Reported airline results in the first nine months of 1995 have shown improvement through higher revenues and relatively flat costs. However, competitive pricing strategies and disparate cost structures continue to make it difficult for the U.S. airlines to achieve the financial condition necessary to make significant investments in new aircraft. For many international airlines, increasing competition, high cost structures and privatization initiatives will strain financial results and resources in the near term. While airlines have historically begun ordering new equipment approximately 18 months after returning to profitability, management believes the current recovery may be slower. It is too early to determine what impact, if any, the labor strike at Boeing may have on Pratt & Whitney's operating profits or cash flow or on negotiations of its labor contract, which expires in December.

  The U.S. Defense industry continues to experience significant downsizing, and further consolidation within the industry is expected. As a result, the Corporation has continued to reduce its reliance on U.S. Defense contracts.

                        RESULTS OF OPERATIONS

  Consolidated revenues and margin percentages were  as follows:

                           Three Months Ended       Nine Months Ended
                             September 30,            September 30,
In Millions of Dollars      1995        1994         1995        1994
Product sales          $    4,420   $   4,094   $   13,285   $  12,154
Service sales               1,184       1,041        3,411       3,032
Financing revenues and
 other income, net             47         115          139         336

Product margin %             18.3%       18.0%        17.6%       17.3%
Service margin %             39.6%       37.4%        39.9%       37.6%
/TABLE

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Consolidated revenues increased 8% for the three-month and nine-month periods ended September 30, 1995, over the comparable periods of 1994. Excluding the favorable effect of foreign exchange translation, consolidated revenues increased approximately 6% for the same periods. All segments, excluding Flight Systems, reported increased revenues in the third quarter. UTC's commercial and industrial segments increased 11% and 14% for the three-month and nine-month periods, respectively. The aerospace segments, excluding the impacts of the second quarter 1994 sale of the equity share holding in Westland Group plc and Norden divestiture, increased 3% and 4% for the three-month and nine-month periods, respectively.

  Financing revenues and other income decreased in the third quarter, from the comparable period in the prior year, principally due to lower financing revenues in 1995 on a lower customer financing asset base and the absence of miscellaneous asset sales and insurance litigation settlements. Financing revenues and other income for the 1994 nine-month period includes a $51 million charge relating to the adoption of SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans" and an $87 million gain realized on the sale of the equity share holding in Westland Group plc. Excluding these effects, financing revenues and other income for the nine-month period decreased due to the same effects as in the third quarter.

  Product margin percentage for the nine months ended September 30, 1994 was 18.0% before the impact of 1994 charges for downsizing and other actions. The product margin percentage for the comparable 1995 period of 17.6% is down slightly as improved product margins at Pratt & Whitney and Hamilton Standard were offset by decreases at Sikorsky and Otis, and by the first quarter 1995 charges for the wafer fabrication facility of Hamilton Standard and a workforce reduction at Sikorsky. Service margins as a percentage of sales improved in all of the Corporation's businesses.

  Research and development expenses increased $22 million (10%) for the third quarter and decreased $28 million (4%) in the nine-month period as compared to 1994. As a percentage of revenue, research and development was 4.4% in the third quarter and 4.2% in the nine-month period compared to 4.4% and 4.7% in the corresponding 1994 periods last year. The decrease for the nine-month period occurred principally in the Flight Systems Segment as several development programs at Hamilton Standard reached completion. Research and development expenses in 1995 are expected to be essentially flat with the spending level of 1994 and lower as a percentage of revenues.

  Selling, general and administrative expenses in the 1995 third quarter and nine-month period increased by $32 million (5%) and $82 million (4%) over the 1994 comparable periods. However, as a percentage of revenues, these expenses decreased from 11.6% to 11.4% for the three-month period and from 12.0% to 11.5% for the nine-month period as the Corporation achieved increased sales while continuing to control expenses.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Segment revenues and operating profits in the Corporation's principal business segments for the three-month and nine-month periods ended September 30, 1995 and 1994 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
                         1995     1994     1995     1994    1995   1994
Three Months Ended
September 30,
  Otis                $  1,323 $  1,158 $   130  $   111    9.8%   9.6%
  Carrier                1,462    1,363     144      127    9.8%   9.3%
  Automotive               687      606      35       31    5.1%   5.1%
  Pratt & Whitney        1,521    1,376     131      110    8.6%   8.0%
  Flight Systems           688      768      40       57    5.8%   7.4%

Nine Months Ended
September 30,
  Otis                $  3,858 $  3,348 $   364  $   309    9.4%   9.2%
  Carrier                4,122    3,721     303      252    7.4%   6.8%
  Automotive             2,234    1,914     148      131    6.6%   6.8%
  Pratt & Whitney        4,507    4,214     383      247    8.5%   5.9%
  Flight Systems         2,204    2,428     144      203    6.5%   8.4%

  Otis segment revenues for the three-month and nine-month periods ended September 30, 1995 were 14% and 15% higher than the comparable periods of 1994, respectively. Excluding the favorable impact of foreign exchange translation effects, 1995 revenues increased approximately 8% for the third quarter and nine-month periods over 1994 with all geographic regions showing an increase compared to last year.

  Operating profits at Otis increased $19 million and $55 million in the third quarter and nine-month period of 1995 compared to 1994. Approximately one-half of the increase in the third quarter and nine-month period was due to favorable foreign exchange translation effects with the balance due to improved performance in all geographic regions compared to last year.

  Carrier 1995 third quarter and nine-month period revenues increased 7% and 11% from 1994, respectively. Excluding the favorable impact of foreign exchange translation effects, 1995 revenues increased approximately 5% and 8% over the three-month and nine-month periods of 1994, respectively. The increased revenues in both periods were led by continued strong growth in the Asia Pacific region and the recovery in Europe.

  Operating profits at Carrier increased $17 million and $51 million in the third quarter and nine-month period of 1995 compared to 1994 with approximately one-third of the increases in both periods due to favorable foreign exchange translation effects. Higher volumes and continued cost reductions more than offset cost increases in raw materials such as copper and aluminum. Nine-month results include improved Brazilian profits, particularly in the first quarter on a strong summer selling season and a gain from selling a joint venture interest in its Arkadelphia scroll compressor plant, which was substantially offset by charges for closure and consolidation of certain facilities, inventory reserves, and start-up costs of four new joint ventures in China.

  Automotive segment revenues increased 13% and 17% in the 1995 third quarter and nine-month period, respectively, as compared to 1994. Revenue increases in

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

both periods were a result of higher vehicle content, and favorable product mix in North America and increased market penetration in Europe.

  Operating profits at the Automotive segment increased $4 million and $17 million in the 1995 third quarter and nine-month period compared to the same periods in 1994, while margins as a percentage of revenues were flat in the third quarter and decreased slightly for the nine-month period as compared to 1994. The positive effects of higher revenues in Europe and North America were partially offset by global increases in raw material costs and continuing costs in support of new vehicle model awards in North America. UT Automotive management is considering cost reduction actions to be taken, including consolidation of certain production facilities as a part of its ongoing cost and productivity improvement. This should help mitigate price reductions under long-term agreements with OEM customers. Appropriate provisions will be charged to the Automotive segment results as decisions are made and actions taken.

  Pratt & Whitney revenue during the third quarter and nine-month period ended September 30, 1995 increased 11% and 7%, respectively, as compared to 1994; however, revenues for the full year are expected to be essentially the same as last year. The increase in the third quarter and nine-month period over the prior year is due to increases in Pratt & Whitney's commercial, government, and general aviation businesses.

  Operating profits for Pratt & Whitney for the third quarter and nine-month period ended September 30, 1995 increased $21 million and $136 million, respectively, over the comparable periods of 1994. The increases reflect higher revenues and improved margins arising from cost reduction initiatives. While research and development expenses were lower in the first six months of 1995 they were moderately higher in the third quarter. Improved 1995 third quarter results were partially offset by increases to manufacturing cost estimates on commercial engine contracts, principally higher production costs on the PW4084 engine. In addition, the nine-month period results reflect the absence of a $50 million downsizing charge partially offset by the sale of a participation interest in the PW4000 engine program, both of which occurred in the second quarter of 1994.

  Flight Systems revenues decreased 10% and 9% in the third quarter and nine-month period ended September 30, 1995, respectively, compared to 1994. Revenue decreases in the third quarter of 1995 were the result of lower helicopter shipments as compared to 1994. Revenue decreases for the nine-month period were a result of the sale of the equity share holding in Westland Group plc and the Norden divestiture, both in the second quarter of 1994, and lower 1995 revenues at Sikorsky. Revenues at Sikorsky are expected to decrease versus last year due to fewer scheduled deliveries of helicopters.

  Operating profits for Flight Systems decreased $17 million and $59 million in the third quarter and nine-month period ended September 30, 1995, respectively, as compared to 1994. Nine-month period 1994 results include an $87 million gain realized on the sale of the equity share holding in Westland Group plc and $35 million in downsizing charges. Operating profits excluding those items decreased $7 million in the nine-month period ended September 30, 1995. The third quarter decrease reflects continuing operating improvement at Hamilton Standard, offset by lower helicopter volume at Sikorsky and a service and warranty provision for a Hamilton Standard propeller, including estimated costs for inspections, repairs and replacements. The nine-month period results reflect improved performance at Hamilton Standard, offset by costs associated with selling the wafer fabrication facility of Hamilton Standard's Microelectronics Center and lower volumes and charges in the first quarter of 1995 for a workforce reduction at Sikorsky.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Interest expense decreased $12 million and $22 million in the three-month and nine-month periods ended September 30, 1995 to $57 million and $186 million, respectively. This decrease is mainly due to a reduced average borrowing level during the third quarter and nine-month period compared to last year as the Corporation continues to retire or extinguish debt with its improved cash flow, partially offset by increased interest rates.

  The effective tax rate for the first nine months of 1995 was 34.8%, compared to an effective tax rate of 35.7% for the corresponding period of 1994. The Corporation has reduced its effective income tax rate by implementing tax reduction strategies.

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

  Set forth below is selected key cash flow data:

                                                   Nine Months Ended
                                                     September 30,
In Millions of Dollars                             1995          1994
Operating Activities
  Net Cash Flows from Operating Activities   $     1,514   $       868

Investing Activities
  Capital expenditures                              (486)         (489)
  Acquisitions of business units                    (151)         (106)
  Dispositions of business units                     103           238
  Decrease in customer financing assets, net         276            17

Financing Activities
  Common Stock repurchase                           (215)         (164)
  Decrease in total debt                            (379)         (151)
  Decrease in net debt                              (897)         (274)


  Cash flows from operating activities were $1,514 million during the first nine months of 1995 compared to $868 million for the corresponding period of 1994. The improvement resulted primarily from improved operating performance and working capital management, and the absence of a $150 million payment to the U.S. Government made in the second quarter of 1994 for a previously reported settlement by Sikorsky Aircraft.

  Cash flows from investing activities were a use of funds of $208 million during the first nine months of 1995 compared to a $305 million use in the corresponding period of 1994. During the nine-month period ended September 30, 1995, the Corporation received proceeds of $103 million from dispositions of business units, the largest item being proceeds received in the second quarter of 1995 from the sale of a joint venture interest in Carrier's Arkadelphia scroll compressor plant. During the nine-month period ended September 30, 1995,

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

the Corporation invested $151 million for the acquisition of business units, the largest item being the purchase of an Australian elevator company in the third quarter. Capital expenditures in the nine-month period of 1995 were $486 million, a $3 million decrease over the corresponding period of 1994. The Corporation expects 1995 full year capital spending to be slightly higher than 1994. The decrease in customer financing assets in the 1995 period includes loan repayments and asset sales. While the Corporation now believes that changes in customer financing assets in 1995 will be a net source of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year.

  The Corporation repurchased $215 million of common stock, representing 2.76 million shares, in the first nine months of 1995 under previously announced stock repurchase programs.

  Other selected financial data is as follows:

                                 September 30, December 31, September 30,
In Millions of Dollars               1995          1994         1994
Cash and cash equivalents        $      904   $      386    $      544
Total debt                            2,064        2,443         2,808
Net debt (total debt less cash)       1,160        2,057         2,264
Shareowners' equity                   3,952        3,752         3,734
Debt-to-total capitalization           34.3%        39.4%         42.9%
Net debt-to-total capitalization       22.7%        35.4%         37.7%



  In July, the Corporation executed an in-substance defeasance of $30 million of its 8.26% medium term notes due June 3, 1996, bringing the total of in-substance defeasances to $130 million for the nine-month period. The Corporation deposited U.S. Government securities into irrevocable trusts to cover the interest and principal payments on this debt. For financial reporting purposes, the debt has been considered extinguished and the loss on these transactions, which was immaterial, is included in Financing revenues and other income, net. In addition, during the third quarter the Corporation retired $55 million of long-term debt.

  During the nine-month period of 1995, the Corporation canceled $600 million of outstanding interest rate hedges. As a result of debt reduction and these contract cancellations, the percentage of total debt at floating interest rates, after taking effect of the remaining outstanding interest rate contracts, is 15% at September 30, 1995, versus 42% at December 31, 1994.

  Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



Part II - Other Information

Item 1.   Legal Proceedings

  On October 12, 1995 following discussions with the United States Environmental Agency, Region V, UT Automotive paid a fine of $125,000 to settle certain allegations of violations of water discharge permits issued under the Clean Water Act at a facility formerly owned by UT Automotive in Columbia City, Indiana. This matter which was previously reported in the Corporation's Annual Report on Form 10K for calendar year 1994 is now concluded.

  Other than the matter described above, there has been no material change in legal proceedings during the third quarter of 1995. (For a description of previously reported legal proceedings, refer to Part 1, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1994, and to Part II, Item 1 - Legal Proceedings of the Corporation's Report on Form 10Q for the first and second quarters of calendar year 1995.)

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (10) (xvi) United Technologies Corporation Special Retention and Stock Appreciation Program
  (11)  Computation of per share earnings
  (12)  Computation of ratio of earnings to fixed charges
  (15)  Letter re unaudited interim financial information
  (27)  Financial data schedule (submitted electronically herewith)

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  October 30, 1995       By:  Stephen F. Page
                               Stephen F. Page
                               Executive Vice President and
                               Chief Financial Officer


Dated:  October 30, 1995       By:  George E. Minnich
                               George E. Minnich
                               Vice President and Controller


Dated:  October 30, 1995       By:  William H. Trachsel
                               William H. Trachsel
                               Vice President and Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


EXHIBIT INDEX



Exhibit 10 (xvi) - United Technologies Corporation Special Retention and Stock Appreciation Program

Exhibit 11 - Computation of per share earnings

Exhibit 12 - Computation of ratio of earnings to fixed charges

Exhibit 15 - Letter re unaudited interim financial information

Exhibit 27 - Financial data schedule (submitted electronically herewith)