Form 10-K
period 1995-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 1996-03-28
CIK 101829

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995


Commission file number 1-812

                   UNITED TECHNOLOGIES CORPORATION
        (Exact name of registrant as specified in its charter)

   DELAWARE                               06 0570975
   (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)         Identification No.)

      One Financial Plaza, Hartford, Connecticut   06101
      (Address of principal executive offices)  (Zip Code)

 Registrant's telephone number, including area code:  (860) 728-7000

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

At February 1, 1996, there were 121,724,402 shares of Common Stock outstanding; the aggregate market value of the voting Common Stock held by non affiliates at February 1, 1996 was approximately $12,324,595,703.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) United Technologies Corporation 1995 Annual Report to Shareowners, Parts I, II and IV; and (2) United Technologies Corporation Proxy Statement for the 1996 Annual Meeting of Shareowners, Part III.

                   UNITED TECHNOLOGIES CORPORATION
                   ________________________________
                        Index to Annual Report
                             on Form 10-K
                     Year Ended December 31, 1995

PART I                                                          Page

Item  1.   Business                                              1

Item  2.   Properties                                            8

Item  3.   Legal Proceedings                                     8

Item  4.   Submission of Matters to a Vote of Security           9
           Holders

-----      Executive Officers of the Registrant                  9

PART II

Item  5.   Market for the Registrant's Common Equity and        10
           Related Stockholder Matters

Item  6.   Selected Financial Data                              11

Item  7.   Management's Discussion and Analysis of Results of   11
           Operations and Financial Position

Item  8.   Financial Statements and Supplementary Data          11

Item  9.   Changes in and Disagreements with Accountants on     11
           Accounting and Financial Disclosure

PART III

Item 10.   Directors and Executive Officers of the Registrant   11

Item 11.   Executive Compensation                               11

Item 12.   Security Ownership of Certain Beneficial Owners      11
           and Management

Item 13.   Certain Relationships and Related Transactions       11

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and         12
           Reports on Form 8-K

Item 1.    Business

   United Technologies Corporation was incorporated in Delaware in 1934.
Growth has been enhanced by acquisitions and by the internal growth of existing businesses of the Corporation*.

   Management's Discussion and Analysis of the Corporation's Results of Operations for 1995 compared to 1994, and for 1994 compared to 1993, and its Financial Position at December 31, 1995 and 1994, and Selected Financial Data for each year in the five year period ended December 31, 1995 are set forth on pages 19 through 27 of the Corporation's 1995 Annual Report to Shareowners. Whenever reference is made in this report to specific pages in the 1995 Annual Report to Shareowners, such pages are incorporated herein by reference.



                Operating Units and Industry Segments

   The Corporation conducts its business within five principal industry segments. The principal products of operating units reported within each industry segment are as follows:

Industry Segment  Principal Products

Otis              --Otis elevators, escalators and service

Carrier           --Carrier heating, ventilating, air conditioning,
                    and transport and commercial refrigeration equipment and service

Automotive        --Automotive components and systems

Pratt & Whitney   --Pratt & Whitney engines, service and space
                    propulsion

Flight Systems    --Sikorsky helicopters and parts
                  --Hamilton Standard engine controls, environmental
                    systems, propellers and other flight systems

   Business segment financial data for the years 1993 through 1995 is included in footnote 16 of Notes to Consolidated Financial Statements on pages 44 through 45 of the Corporation's 1995 Annual Report to Shareowners.

             Description of Business by Industry Segment

   The following description of the Corporation's business by industry segment should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Position appearing in the Corporation's 1995 Annual Report to Shareowners, especially the information contained therein under the heading "Business Environment".

Otis

   Otis is the world's leader in production, installation and service in the elevator industry, defined as elevators, escalators and moving sidewalks. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators, including hydraulic and geared elevators for low and medium speed applications and gearless elevators for high-speed passenger operations in high-rise buildings. Otis also produces a broad line of escalators, moving sidewalks and shuttle systems for horizontal transportation. In addition to new equipment, Otis provides modernization products and services to upgrade elevators and escalators.


___________
* "Corporation", unless the context otherwise requires, means United Technologies Corporation and its consolidated subsidiaries.

   Otis provides maintenance services for a substantial portion of the elevators and escalators which it sells and also services elevators and escalators of other manufacturers. Otis conducts its business principally through various affiliated companies worldwide. In some cases, consolidated affiliates have significant minority interests. In addition, Otis continues to invest in emerging markets in Central and Eastern Europe (such as Russia and Ukraine) and Asia (such as the People's Republic of China). These investments carry a higher level of currency, political and economic risks than investments in developed markets.

   Otis' business is subject to changes in economic, industrial and international conditions, including possible changes in interest rates, which could affect the demand for elevators, escalators and services; changes in legislation and in government regulations; changes in technology; changes in construction starts; and substantial competition from a large number of companies including other major domestic and foreign manufacturers and service providers. The principal methods of competition are price, delivery schedule, product performance, service and other terms and conditions of sale. Otis' products and services are sold principally to builders and building contractors and owners.

   Revenues generated by Otis' international operations were approximately 85 percent of total Otis segment revenues in 1995 and 1994. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying political and economic risks.

   At December 31, 1995, the Otis business backlog amounted to $3,644 million as compared to $3,325 million at December 31, 1994. Of the total business backlog at December 31, 1995, approximately $3,435 million is expected to be realized as sales in 1996.

Carrier

   Carrier is the world's largest manufacturer of heating, ventilating and air conditioning (HVAC) systems and equipment. Carrier also participates in the commercial and transport refrigeration businesses.

   Carrier manufactures and sells 15 major global product lines. The products manufactured include chillers and airside equipment, commercial unitary systems, residential split systems (cooling only and heat pump), duct-free split systems, transport refrigeration equipment, window and portable room air conditioners and furnaces.

   Carrier continues to invest in emerging markets primarily in Asia (such as the People's Republic of China). These investments carry a higher level of currency, political and economic risks than investments in developed markets. Carrier's business is subject to changes in economic, industrial, international and climate conditions, including possible changes in interest rates, which could affect the demand for HVAC systems and equipment; changes in legislation and government regulations, including those relating to refrigerants and their effect on global environmental conditions; changes in technology; changes in construction starts; and competition from a large number of companies, including other major domestic and foreign manufacturers. The principal methods of competition are delivery schedule, product performance, price, service and other terms and conditions of sale.

   Carrier's products and services are sold principally to builders and building contractors and owners. Sales are made both directly to the customer and by or through manufacturers' representatives, distributors, dealers, individual wholesalers and retail outlets.

   Revenues generated by Carrier's international operations were approximately 55 percent and 51 percent of total Carrier segment revenues in 1995 and 1994, respectively. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying political and economic risks.

   At December 31, 1995, the Carrier business backlog amounted to $926 million, as compared to $940 million at December 31, 1994. Substantially all of the business backlog at December 31, 1995 is expected to be realized as sales in 1996.

Automotive

   The Corporation's Automotive business is conducted through United Technologies Automotive, Inc. ("UTA"). UTA is a leading independent supplier of wire harnesses in both North America and Europe. Also, UTA is a leading independent supplier in North America of modular headliners, door trim assemblies, vehicle remote entry systems, and fractional horsepower DC electric motors used in automotive applications. UTA competes worldwide to sell products to automotive manufacturers.

   UTA also produces other products such as interior trim (instrument panels, sun visors, armrests, package trays and consoles), mirrors, thermal and acoustical barriers, airbag covers, steering wheels, electronic controls and modules, relays, interior lighting systems, switches, terminals and connectors, and windshield wiper systems.

   Sales to the major domestic automotive manufacturers are made against periodic short-term releases issued by the automotive manufacturers under contracts generally awarded for a particular car or light truck model. To serve its worldwide customer base, UTA maintains over 100 facilities in North America, Europe and Asia.

   In 1995, sales to Ford Motor Company were $1,238 million, or approximately 40 percent of total UTA revenues. In 1994, sales to Ford Motor Company were $1,004 million, or approximately 37 percent of total UTA revenues. In 1993, sales to Ford Motor Company were $965 million, or approximately 41 percent of total UTA revenues.

   UTA's business is subject to changes in economic, industrial and international conditions; changes in interest rates and in the level of automotive production which could affect the demand for many of its products; changes in the prices of essential raw materials and petroleum-based materials; changes in legislation and in government regulations; changes in technology; and substantial competition from a large number of companies including other major domestic and foreign manufacturers. The principal methods of competition are price, delivery schedule, quality and product performance.

   Automotive manufacturers apply significant pricing pressures on their suppliers such as UTA, requiring continuing cost reductions and value engineering to maintain and improve profit margins. Suppliers have also been required to bear an increasing portion of engineering, design, development and tooling expenditures. While recognizing the increased risks and responsibilities associated with providing these services, UTA plans to position itself among the first tier suppliers providing these services. UTA has entered into long term supply agreements with many of its customers which require price reductions which anticipate future productivity improvements that must be realized in order for such arrangements to be profitable.

   Revenue generated by UTA's international operations (excluding revenues from certain non-U.S. operations which manufacture exclusively for the U.S. market) were approximately 35 percent and 32 percent of total Automotive segment revenues in 1995 and 1994, respectively. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying political and economic risks.

   At December 31, 1995, the UTA business backlog amounted to $703 million as compared to $847 million at December 31, 1994. Substantially all of the business backlog at December 31, 1995 is expected to be realized as sales in 1996.

Aerospace and Defense Businesses

    The Corporation's aerospace and defense businesses are subject to rapid changes in technology; lengthy and costly development cycles; heavy dependence on a small number of products and programs; changes in legislation and in government procurement and other regulations and procurement practices; procurement preferences and policies of some foreign customers which require in-country manufacture through co-production, offset procurement (where in-country purchases are required as a condition to obtaining orders), joint ventures and production sharing, licensing or other arrangements; substantial competition from major domestic manufacturers and from foreign manufacturers whose governments sometimes give them direct and indirect research and development, marketing subsidies and other assistance for their commercial products; and changes in economic, industrial and international conditions.

   The principal methods of competition in the Corporation's aerospace and defense businesses are price, product performance, service, delivery schedule and other terms and conditions of sale, including fleet introductory assistance allowances and performance and operating cost guarantees, and the participation by the Corporation and its finance subsidiaries in customer financing arrangements in connection with sales of commercial jet engines and helicopters. Fleet introductory allowances are financial incentives offered by the Corporation to airline customers in order to make engine sales which lead, in turn, to the sale of parts and services.

   Sales of military products are affected by defense budgets (both in the U.S. and, to some extent, abroad) and the presence of competitors. Military spare parts sales have been, and will continue to be, affected by the decline in overall procurement by the U.S. and foreign governments and, to a lesser extent, by the U.S. and foreign governments' policy of increasing parts purchases from suppliers other than the original equipment manufacturers.

Pratt & Whitney

   Pratt & Whitney is one of the world's leading producers of large turbofan
(jet) engines and jet engine parts for commercial and military aircraft and small gas turbine engines and parts for business and regional/commuter aircraft. Pratt & Whitney also provides overhaul and repair services. Pratt & Whitney also produces propulsion systems and solid rocket boosters for the United States Air Force ("USAF") and the National Aeronautics and Space Administration ("NASA") and land based power generation equipment. Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, and the U.S. and foreign governments. Sales to the Boeing Company, Airbus Industrie and McDonnell Douglas Corporation, consisting primarily of commercial aircraft jet engines, amounted to approximately 26 percent of total Pratt & Whitney revenues in 1995. Pratt & Whitney's major competitors are the aircraft engine businesses of General Electric Company ("GE") and Rolls-Royce plc.

   Jet engines currently in production at Pratt & Whitney for installation in commercial aircraft are as follows:

          Commercial         Current Production
            Engine            Aircraft in which
         Designation              Installed

           JT8D-200         Douglas MD-80*
           PW2000           Boeing 757-200/PF**
           PW4000           Airbus A310-300, A300-600, A330-300**
                            Boeing 747-400, 767-200/-300, 777-200**
                            Douglas MD-11**
           IAE V2500        Airbus A319/A320/A321**
                            Douglas MD-90*
______________________

 * Powered exclusively by Pratt & Whitney or International Aero Engines, AG ("IAE")
**  Powered by Pratt & Whitney or IAE as well as competitive engines

   In the case of most commercial aircraft today, aircraft manufacturers offer their customers a choice of engines, giving rise to substantial competition among engine manufacturers at the time of the sale of aircraft. This competition has become increasingly intense particularly where new commercial airframe/engine combinations are first introduced to the market and into the fleets of individual airlines. Financial incentives granted by engine suppliers, and performance and operating cost guarantees on their part, are frequently important factors in such sales and can be substantial. (For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 1, 4, 14 and 15 of Notes to Consolidated Financial Statements at pages 32 to 33 and 41 to 43, of the Corporation's 1995 Annual Report to Shareowners.)

   In view of the global nature of the commercial aircraft industry and the risk and cost associated with launching new engine development programs, Pratt & Whitney has developed strategic alliances and collaboration arrangements on commercial engine programs. At December 31, 1995, other participants in these alliances represented 29 percent and 22 percent of the PW2000 and PW4000 programs, respectively, and 31 percent of the PW4084 program.

IAE, a corporation whose shareholders consist of Pratt & Whitney, Rolls-
Royce plc of England, Japanese Aero Engines Corporation, Motoren-und-Turbinen-Union Munchen GmbH ("MTU"), and Fiat Aviazione SpA of Italy, manufactures the V2500 engine. Pratt & Whitney has a 33 percent interest in IAE.

   Pratt & Whitney currently produces two military aircraft engines, the F100 (powering F-15 and F-16 fighter aircraft) and the F117 (powering C-17 transport aircraft). All of Pratt & Whitney's F100 and F117 sales contracts are with the USAF or with foreign governments. Pratt & Whitney competes with GE for F-16 engine orders. Presently, Pratt & Whitney is the exclusive provider of engines which power the F-15 aircraft. During 1995, the USAF issued a contract to GE that could result in qualification of a GE engine for use on F-15s. Pratt & Whitney is presently the sole source for C-17 engines.

   Pratt & Whitney is under contract with the USAF to develop the F119 engine. The F119 is the only anticipated source of propulsion for the two-engine F-22 fighter aircraft being developed by Lockheed Martin Corporation and the Boeing Company. Management cannot predict with certainty whether, when, and in what quantities Pratt & Whitney will produce F119 engines.

   Pratt & Whitney Space Propulsion Operations produces the RL10 Liquid Hydrogen-Fueled rocket engines used for upper stage propulsion for certain NASA launch vehicles. The Chemical Systems Division ("CSD"), which is within Pratt & Whitney Space Propulsion Operations, manufactures and provides launch services for solid rocket propellant boosters producing more than one million pounds of thrust which, when used in pairs, currently constitute the initial booster stage for the USAF's Titan IV launch vehicle. CSD's solid rocket motors ("SRM") on Titan IV are expected to be phased out during the later portion of the decade by an upgraded, higher performing booster SRM, which is being made by another company. In addition, CSD produces other propulsion systems. USBI, also within Pratt & Whitney Space Propulsion Operations, is under contract with NASA for the Space Shuttle Solid Rocket Boosters and is responsible for the design, assembly, test, launch operations support and refurbishment of the solid rocket boosters.

   Gas turbine engines manufactured by Pratt & Whitney Canada ("PWC") include the PT6 series of turboprop/turboshaft engines, the JT15D series of turbofan engines, the PW100 series turboprop engines, the PW200 series turboshaft engines developed to power light and intermediate helicopters, and the PW300 turbofan engines, developed for mid-size business jets under a collaboration agreement with MTU of Germany. The PW500 turbofan engines are also being developed in conjunction with MTU. Typical applications are six to eighty passenger business and regional airline aircraft and light and medium helicopters.

   Pratt & Whitney sales in the U.S. and Canada are made directly to the customer by the Corporation and, to a limited extent, through independent distributors. Other export sales from the U.S. are made with the assistance of an overseas network of independent foreign representatives outside the U.S.

   Revenues from Pratt & Whitney's international locations which consist primarily of small gas turbine engines and parts manufactured in the Corporation's plants in Canada were approximately 19 percent of total Pratt & Whitney segment revenues in 1995 and 1994. Such operations are subject to local government regulations as well as to varying political and economic risks.

   At December 31, 1995, the business backlog for Pratt & Whitney amounted to $9,496 million, including $1,563 million of U.S. Government funded contracts and subcontracts, as compared to $9,517 million and $1,951 million, respectively, at December 31, 1994. Of the total Pratt & Whitney business backlog at December 31, 1995, approximately $4,036 million is expected to be realized as sales in 1996. Pratt & Whitney's backlog is based on the terms of firm orders received and is not reduced by discounts granted directly to airline and other customers.

Flight Systems

   The Corporation's Flight Systems business is conducted through Sikorsky Aircraft and Hamilton Standard. Effective January 1, 1995, Sikorsky Aircraft Division of United Technologies Corporation was incorporated as a separate wholly-owned subsidiary identified as Sikorsky Aircraft Corporation.

   Sikorsky is one of the world's leading manufacturers of military and commercial helicopters. Sikorsky is the primary supplier of transport helicopters to the U.S. Army. Sikorsky is also producing helicopters for a variety of uses including passenger, utility/transport, cargo, anti-submarine warfare, search and rescue and heavy-lift operations. In addition to all branches of the U.S. military, Sikorsky supplies helicopters to foreign governments and the worldwide commercial market. Sikorsky's business base also encompasses spare parts for past and current helicopters produced by Sikorsky, and, through its subsidiary, Sikorsky Support Services, Inc., the repair and retrofit of helicopters in the U.S. military fleet. Other major helicopter manufacturers include Bell Helicopters, Eurocopter, Boeing Helicopters, McDonnell Douglas, Agusta and Westland.

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

   Although in 1992 Sikorsky was awarded a U.S. Government contract for 300 BLACK HAWK helicopters through June 1997, declining Defense Department budgets make Sikorsky increasingly dependent upon expanding its international position. Such sales sometimes require the development of in-country co-production programs such as the one Sikorsky has in South Korea.

   During 1995, Sikorsky commenced full scale development of the S-92 aircraft, a large cabin helicopter for commercial and military markets. Certification of the first S-92 is expected in the year 2000. A significant portion of the development will be carried out by companies in Brazil, the People's Republic of China, Japan, Spain and Taiwan under collaborative arrangements.

   Sikorsky is teamed with Boeing Helicopters for the development of the U.S. Army's next generation light helicopter, the RAH-66 Comanche. The Boeing Sikorsky Team is performing under the cost reimbursement contract awarded in 1991. The first prototype aircraft performed a successful flight in January 1996 and will undergo further flight testing. Sikorsky and Boeing are working with the Army Comanche Program Office to restructure the program to provide for early operational capability to be used by the U.S. Army in field tests. The Corporation cannot predict whether the Comanche will go into production or predict the quantity of aircraft that ultimately will be built.

   Hamilton Standard is a leading domestic producer of a number of Flight Systems products. Major production programs include engine controls, environmental controls, flight controls and propellers for commercial and military aircraft. Hamilton Standard also produces the space suit for the NASA space shuttle astronauts and environmental controls for the shuttle's orbiter.

   International Fuel Cells Corporation ("IFC"), also within Flight Systems business segment, develops, manufactures and sells fuel cell power plants and fuel cell components to commercial, aerospace and military customers. In 1995, IFC's subsidiary ONSI Corporation delivered the first production units of its 200 kilowatt PC25 Trademark Model C fuel cell power plant.

   At December 31, 1995, the Flight Systems business backlog amounted to $2,954 million, including $1,936 million under funded contracts and subcontracts with the U.S. Government, as compared to $3,832 million and $2,646 million, respectively, at December 31, 1994. Of the total Flight Systems business backlog at December 31, 1995, approximately $2,111 million is expected to be realized as sales in 1996.

             Other Matters Relating to the Corporation's
                         Business as a Whole

Research and Development

   To maintain its competitive position, the Corporation spends substantial amounts of its own funds on research and development. Such expenditures, which are charged to income as incurred, were $963 million or 4.2 percent of total revenues in 1995, as compared with $978 million or 4.6 percent of total revenues in 1994 and $1,137 million or 5.4 percent of total revenues in 1993. The Corporation also performs research and development work under contracts funded by the U.S. Government and some other customers. Such contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Flight Systems segment, amounted to $871 million in 1995, as compared with $838 million in 1994 and $918 million in 1993.

Contracts, Environmental and Other Matters

   Government contracts are subject to termination for the convenience of the government, in which event the Corporation normally would be entitled to reimbursement for its allowable costs incurred plus a reasonable profit. Most of the Corporation's sales are made under fixed-price type contracts; only 5 percent of the Corporation's total sales for 1995 were made under cost-reimbursement type contracts.

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

   The Corporation is now and believes that, in light of the current government contracting environment, it will be the subject of one or more government investigations. See Item 3 Legal Proceedings at page 8 of this Report for further discussion.

   The Corporation does not currently believe that Defense Department budget cutbacks will have a material adverse effect on the profitability of the Corporation due in part to the Corporation's long term efforts to reduce its reliance on defense contracts.

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

   The Corporation does not anticipate that compliance with federal, state and local provisions relating to the protection of the environment will have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations. (Environmental matters are the subject of certain of the Legal Proceedings described in Item 3 beginning at page 8 of this Report, and are further addressed in "Management's Discussion and Analysis of Results of Operations and Financial Position" at page 26 and Note 15 of Notes to Consolidated Financial Statements at pages 42 and 43 of the Corporation's 1995 Annual Report to Shareowners.)

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

Employees

   At December 31, 1995, the Corporation's total employment was approximately 170,600, a reduction of approximately 900 over the prior year.

Item 2.   Properties

   The Corporation's fixed assets include the plants and warehouses described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having modern automatic control features and special adaptations. The Corporation's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Corporation considers the present level of fixed assets capitalized as of December 31, 1995, suitable and adequate for the respective industry segment's operations in the current business environment. For a further discussion of management's effort to achieve cost reduction, see "Management's Discussion and Analysis of Results of Operations and Financial Position" appearing in the Corporation's 1995 Annual Report to Shareowners, especially the information contained under the heading "Cost Reduction Actions". The square footage numbers set forth in the succeeding paragraph of this Item 2 are approximations.

   At December 31, 1995, the Corporation operated (a) plants in the U.S. which had 34 million square feet, of which 5.9 million square feet were leased; (b) plants outside the U.S. which had 19.7 million square feet, of which 2 million square feet were leased; (c) warehouses in the U.S. which had 4.2 million square feet, of which 2.7 million square feet were leased; and (d) warehouses outside the U.S. which had 5.5 million square feet, of which 3.6 million square feet were leased.

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

   The Corporation's Pratt & Whitney unit is the subject of a Department of Justice investigation relating to its government contracts accounting practices for aircraft engine parts produced by foreign companies under certain commercial engine collaboration programs. Pratt & Whitney made a voluntary payment of $13.9 million to the U.S. Government on December 23, 1992. The Corporation has produced documents and employees have testified before a grand jury in the District of Connecticut. The Corporation has filed an action with the Armed Services Board of Contract Appeals which seeks to confirm that its accounting treatment is correct.

   In March 1992, the Corporation received a subpoena from the Department of Defense Inspector General requesting documents in connection with Pratt & Whitney's sales of goods and services to the Israeli Government. The investigation relates to the activities of former Israeli General Rami Dotan who pleaded guilty in Israel to engaging in corrupt practices in connection with Israeli Air Force procurements involving another engine manufacturer. A federal grand jury in the Southern District of Florida is investigating this matter. In addition, in April 1995, the Department of Justice filed a Civil False Claims Act complaint against the Corporation in the United States District Court for the Southern District of Florida, No. 95-8251, alleging misuse of $10 million of foreign military financing funds. The complaint seeks treble damages plus a $10,000 penalty for each false claim submitted.

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

   The Corporation does not believe that resolution of any of the matters listed above will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flows, or financial position.

In February, 1996, a principal customer of United Technologies Automotive ("UTA") informed UTA that several lawsuits had been filed covering purchasers of numerous vehicle lines of the customer. These lawsuits allege that the ignition switch in these North American produced vehicles is defective and that the defect could result in a vehicle fire. Plaintiffs seek injunctive relief requiring replacement of the ignition switch in all affected vehicles, compensatory and punitive damages and other relief. UTA supplies the ignition switch in question. UTA is not a party to the lawsuits and disagrees with the allegations that the ignition switch is defective. Management does not believe, based on currently available information, that this matter will have a material adverse effect on the Corporation.

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

   The Corporation has incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. The Corporation believes that any payments it may be required to make as a result of these claims will not have a material effect upon the capital expenditures, competitive or financial position, or results of operations of the Corporation. The Corporation has had liability and property insurance in force over its history with a number of insurance companies, and the Corporation has commenced litigation seeking indemnity and defense under these insurance policies in relation to its environmental liabilities. Settlements to date, which have not been material, have been recorded upon receipt. While the litigation against the Corporation's historic liability insurers has concluded, it is expected that the case against the Corporation's property insurers will last several years. (For information regarding the matters discussed in this paragraph, see "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Position at page 26 and Note 15 of the Notes to Consolidated Financial Statements at pages 42 and 43 of the Corporation's 1995 Annual Report to Shareowners.)

Item 4.   Submission of Matters to a Vote of Security Holders

   No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 1995.

-----            Executive Officers of the Registrant

   The executive officers of United Technologies Corporation, together with the offices in United Technologies Corporation presently held by them, their business experience since January 1, 1991, and their ages, are as follows:

                                       Other Business            Age
Name             Title                 Experience                2/1/96
                                       Since 1/1/91

Jonathan Ayers   Vice President,       Principal - Morgan        39
                 Strategic Planning    Stanley Corporate
                 (since 1995)          Finance


Norman R.        President, UT         President, Electrical     53
Bodine           Automotive (since     Systems & Components;
                 1992)                 President, Automotive
                                       Products Division, UT
                                       Automotive

Eugene Buckley   President, Sikorsky   President, Sikorsky       65
                 Aircraft Corporation  Aircraft Division
                 (since 1995)

                                       Other Business            Age
Name             Title                 Experience                2/1/96
                                       Since 1/1/91

Kevin Conway     Vice President,       Director of Taxes,        47
                 Taxes (since          United Technologies
                 1995)                 Corporation


Mark S. Coran    Executive Vice        Vice President,           52
                 President,            Controller, United
                 Operations, Pratt &   Technologies; Vice
                 Whitney (since 1991)  President, Group
                                       Finance, Pratt & Whitney

Robert F.        Chairman (since       Chief Executive Officer;  62
Daniell          1987)                 President and Chief
                                       Operating Officer

George David     President and Chief   President and Chief       53
                 Executive Officer     Operating Officer;
                 (since 1994)          Executive Vice President
                                       and President,
                                       Commercial/Industrial

Thomas J. Fay    Senior Vice                -------              62
                 President,
                 Communications
                 (since 1990)

Bruno Grob       President, European   President, Otis France    46
                 &
                 Transcontinental
                 Operations
                 Otis Elevator (since
                 1992)

Karl J. Krapek   President, Pratt &    Chairman, President and   47
                 Whitney               Chief
                 (since 1992)          Executive Officer,
                                       Carrier Corporation



John R. Lord     President, Carrier    President, Carrier NAO,   52
                 Corporation           Vice President,
                 (since 1995)          Residential Products
                                       Group, Carrier NAO

George E.        Vice President,       Partner - Price           46
Minnich          Controller            Waterhouse
                 (since 1993)

William F. Paul  Executive Vice        Senior Vice President,    59
                 President (since      Government Affairs
                 1995)

William H.       Vice President,       Vice President and        52
Trachsel         Secretary and Deputy  Deputy General Counsel
                 General Counsel
                 (since 1993)

Jean-Pierre van  President, Otis                                 61
Rooy             Elevator (since            -------
                 1991)


Irving B.        Executive Vice             -------              50
Yoskowitz        President and
                 General Counsel
                 (since 1990)

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

   See "Comparative Stock Data" appearing on page 46 of the Corporation's 1995 Annual Report to its Shareowners containing the following data relating to the Corporation's Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends. All such data are incorporated by reference in this Report.

 Item 6.  Selected Financial Data

   See the Five Year Summary appearing on page 19 of the Corporation's 1995 Annual Report to its Shareowners containing the following data: sales, net income, primary and fully diluted earnings per share, cash dividends on Common Stock, total assets and long-term debt. All such data are incorporated by reference in this Report.

Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Position

   See "Management's Discussion and Analysis of Results of Operations and Financial Position" appearing on pages 20 through 27 of the Corporation's 1995 Annual Report to its Shareowners; such discussion and analysis is incorporated by reference in this Report.

Item 8.   Financial Statements and Supplementary Data

   The 1995 and 1994 Balance Sheets, and other financial statements for the years 1995, 1994 and 1993, together with the report thereon of Price Waterhouse LLP dated January 24, 1996, appearing on pages 28 through 45 in the Corporation's 1995 Annual Report to its Shareowners are incorporated by reference in this Report.

   The 1995 and 1994 Selected Quarterly Financial Data appearing on page 46 in the Corporation's 1995 Annual Report to its Shareowners are incorporated by reference in this Report.

 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

   None.

 Item 10. Directors and Executive Officers of the Registrant

   The information required by Item 10 with respect to directors is incorporated herein by reference from pages 4 through 7 of the Corporation's Proxy Statement for the 1996 Annual Meeting of Shareowners. Information regarding executive officers is contained in Part I of this Report at pages 9 and 10, and the section entitled "Compliance with Section 16(a) of the Securities Exchange Act" at page 8 of the 1996 Proxy Statement.

Item 11.   Executive Compensation

   The information required by Item 11 is incorporated herein by reference from pages 13 through 21 of the Corporation's Proxy Statement for the 1996 Annual Meeting of Shareowners. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated herein by reference from pages 7 and 8 of the Corporation's Proxy Statement for the 1996 Annual Meeting of Shareowners.

 Item 13. Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated herein by reference from page 8 of the Corporation's Proxy Statement for the 1996 Annual Meeting of Shareowners.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                          Page No. in
                                                         Annual Report

(a)       Financial Statements, Financial Statement
            Schedules and Exhibits

(1)       Financial Statements (incorporated by
            reference from the
            1995 Annual Report to Shareowners):

          Report of Independent Accountants                    28
          Consolidated Statement of Operations for the
            Three Years                                        29
               ended December 31, 1995
          Consolidated Balance Sheet--December 31,             30
            1995 and 1994
          Consolidated Statement of Cash Flows for the
            Three Years                                        31
               ended December 31, 1995
          Notes to Consolidated Financial                      32
            Statements
          Selected Quarterly Financial Data                    46
          (Unaudited)


                                                          Page No. in
                                                           Form 10-K

(2)       Financial Statement Schedule:
          For the three years ended December 31, 1995:

          Report of Independent Accountants on                S-1
            Financial Statement Schedule

          II       Valuation and Qualifying Accounts          S-2

          Consent of Independent Accountants                  F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)  Exhibits: The following list of exhibits includes exhibits submitted with this Form 10K as filed with the SEC and those incorporated by reference to other filings.

    Exhibit
    Number
     3.1     Restated Certificate of Incorporation *
     3.2     Bylaws**
     4 The Corporation hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries and any unconsolidated subsidiaries.
     10.1    United Technologies Corporation 1979 Long Term Incentive
             Plan.*
     10.2 United Technologies Corporation Annual Executive Incentive Compensation Plan, as amended. #
     10.3 United Technologies Corporation Disability Insurance Benefits for Executive Control Group. *
     10.4    United Technologies Corporation Executive Estate
             Preservation Program. *
     10.5    United Technologies Corporation Pension Preservation Plan. *
     10.6    United Technologies Corporation Senior Executive Severance
             Plan. *

    Exhibit
    Number
     10.7    United Technologies Corporation Deferred Compensation Plan,
             as amended. #
     10.8    Otis Elevator Company Incentive Compensation Plan. *
     10.9    United Technologies Corporation Directors Retirement Plan,
             as amended. #
     10.10   United Technologies Corporation Deferred Compensation Plan
             for Non-Employee Directors. *
     10.11   United Technologies Corporation Long Term Incentive Plan,
             as amended. #
     10.12   United Technologies Corporation Executive Disability,
             Income Protection and Standard Separation Agreement Plan. *
     10.13   United Technologies Corporation Directors' Restricted
             Stock/Unit Program. *
     10.14   United Technologies Corporation Board of Directors Deferred Stock
             Unit Plan. #
     10.15   United Technologies Corporation Pension Replacement Plan. ***
     10.16   United Technologies Corporation Special Retention and
             Stock Appreciation Program. ****
     10.17   United Technologies Corporation Nonemployee Director Stock
             Option Plan. #
     11      Statement re Computation of Per Share Earnings. #
     12      Computation of Ratio of Earnings to Fixed Charges. #
     13      Annual Report to Shareowners for year ended December 31,
             1995 (except for the pages and information thereof
             expressly incorporated by reference in this Form 10-K, the
             Annual Report to Shareowners is provided solely for the
             information of the Securities and Exchange Commission and
             is not to be deemed "filed" as part of this Form 10-K). #
     21      Subsidiaries of the Registrant. #
     24      Powers of Attorney of Howard H. Baker, Jr., Antonia
             Handler Chayes, Robert F. Daniell, Robert F. Dee, Charles
             W. Duncan, Jr., Pehr G. Gyllenhammar, Gerald D. Hines,
             Charles R. Lee, Robert H. Malott, Harold A. Wagner and
             Jacqueline G. Wexler. #
     27      Financial Data Schedule. #

     Notes to exhibits:

      #     Submitted electronically herewith.
      *     Incorporated by reference to Exhibit of the same
            number to United Technologies Corporation Annual
            Report on Form 10K (Commission file number 1-812) for fiscal year ended December 31, 1992.
      **    Incorporated by reference to Exhibit of the same
            number to United Technologies Corporation Annual
            Report on Form 10K (Commission file number 1-812) for fiscal year ended December 31, 1994.
      ***   Incorporated by reference to Exhibit of the same
            number to United Technologies Corporation Annual
            Report on Form 10K (Commission file number 1-812) for fiscal year ended December 31, 1993.
      ****  Incorporated by reference to Exhibit of the same
            number to United Technologies Corporation Form 10Q
            (Commission file number 1-812) for the quarter ended September 30, 1995.

(b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1995.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNITED TECHNOLOGIES CORPORATION
                             (Registrant)
                           By Stephen F. Page,
Date:  March 28, 1996      Executive Vice President and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature                  Title                 Date

/s/ GEORGE DAVID           President and Chief
(George David)             Executive Officer;    March 28, 1996
                           Director

/s/ GEORGE E. MINNICH      Vice President-       March 28, 1996
(George E. Minnich)        Controller;
                           Principal Accounting
                           Officer

/s/ STEPHEN F. PAGE        Executive Vice        March 28, 1996
(Stephen F. Page)          President
                           and Chief Financial
                           Officer

ROBERT F. DANIELL *        Chairman, Director
(Robert F. Daniell)

HOWARD H. BAKER, JR. *     Director   )
(Howard H. Baker, Jr.)

ANTONIA HANDLER CHAYES *   Director   )
(Antonia Handler Chayes)

ROBERT F. DEE *            Director   )
(Robert F. Dee)

CHARLES W. DUNCAN, JR. *   Director   )
(Charles W. Duncan, Jr.)

PEHR G. GYLLENHAMMAR *     Director   )    *By:/s/William H. Trachsel
(Pehr G. Gyllenhammar)                       (William H. Trachsel)
                                             Attorney-in Fact
                                             Date:  March 28, 1996
GERALD D. HINES *          Director   )
(Gerald D. Hines)

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

JACQUELINE G. WEXLER *     Director   )
(Jacqueline G. Wexler)

               REPORT OF INDEPENDENT ACCOUNTANTS ON

                   FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
 of United Technologies Corporation


     Our audits of the consolidated financial statements referred to in our report dated January 24, 1996 appearing on page 28 of the 1995 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP
Hartford, Connecticut
January 24, 1996

                                                         SCHEDULE II


           UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          Schedule II - Valuation and Qualifying Accounts
                 Three Years Ended December 31, 1995
                        (Millions of Dollars)


Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 1992                              $       524
  Provision charged to income                                   40
  Doubtful accounts written off (net)                          (72)
  Other adjustments                                            (26)

Balance December 31, 1993                                      466
  Provision charged to income                                  107
  Doubtful accounts written off (net)                          (52)
  Other adjustments                                            (12)

Balance December 31, 1994                                      509
  Provision charged to income                                    1
  Doubtful accounts written off (net)                          (88)
  Other adjustments                                              8

Balance December 31, 1995                              $       430



Future Income Tax Benefits - Valuation allowance:

Balance December 31, 1992                              $       217
  Additions charged to income tax expense                      130
  Reductions credited to income tax expense                    (50)

Balance December 31, 1993                                      297
  Additions charged to income tax expense                      109
  Reductions credited to income tax expense                    (51)

Balance December 31, 1994                                      355
  Additions charged to income tax expense                       49
  Reductions credited to income tax expense                    (52)

Balance December 31, 1995                              $       352



                CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-46916, 33-40163, 33-34320, 33-31514, 33-29687 and 33-6452) and in the Registration
Statements on Form S-8 (Nos. 33-57769, 33-45440, 33-11255, 33-26580, 33-26627,
33-28974, 33-51385, 33-58937, and 2-87322) of United Technologies Corporation
of our report dated January 24, 1996 appearing on page 28 of the 1995 Annual Report to Shareowners which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page S-1 of this Form 10-K.


Price Waterhouse LLP
Hartford, Connecticut
March 28, 1996