Form 10-K/A
period 1995-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 1996-03-29
CIK 101829

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

                   UNITED TECHNOLOGIES CORPORATION
                   ________________________________
                        Index to Annual Report
                             on Form 10-K
                     Year Ended December 31, 1995

PART I                                                          Page

Item  1.   Business                                              1

Item  2.   Properties                                            8

Item  3.   Legal Proceedings                                     8

Item  4.   Submission of Matters to a Vote of Security           9
           Holders

-----      Executive Officers of the Registrant                  9

PART II

Item  5.   Market for the Registrant's Common Equity and        11
           Related Stockholder Matters

Item  6.   Selected Financial Data                              11

Item  7.   Management's Discussion and Analysis of Results of   11
           Operations and Financial Position

Item  8.   Financial Statements and Supplementary Data          11

Item  9.   Changes in and Disagreements with Accountants on     11
           Accounting and Financial Disclosure

PART III

Item 10.   Directors and Executive Officers of the Registrant   11

Item 11.   Executive Compensation                               12

Item 12.   Security Ownership of Certain Beneficial Owners      12
           and Management

Item 13.   Certain Relationships and Related Transactions       12

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and         12
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

Otis

   Otis is the world's leader in production, installation and service in the elevator industry, defined as elevators, escalators and moving sidewalks. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators, including hydraulic and geared elevators for low and medium speed applications and gearless elevators for high-speed passenger operations in high-

rise buildings. Otis also produces a broad line of escalators, moving sidewalks and shuttle systems for horizontal transportation. In addition to new equipment, Otis provides modernization products and services to upgrade elevators and escalators.


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

                                       Other Business            Age
Name             Title                 Experience                2/1/96
                                       Since 1/1/91

Jonathan Ayers   Vice President,       Principal - Morgan        39
                 Strategic Planning    Stanley Corporate
                 (since 1995)          Finance

Norman R.        President, UT         President, Electrical     53
Bodine           Automotive (since     Systems & Components;
                 1992)                 President, Automotive
                                       Products Division, UT
                                       Automotive

Eugene Buckley   President, Sikorsky   President, Sikorsky       65
                 Aircraft Corporation  Aircraft Division
                 (since 1995)

William L.       Senior Vice President,Vice President, Human     53
Bucknall, Jr.    Human Resources &     Resources & Organization,
                 Organization (since   United Technologies;
                 1992)                 Vice President, Human
                                       Resources, Carrier

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
                 President,
                 Communications
                 (since 1990)

Bruno Grob       President, European   President, Otis France    46
                 &
                 Transcontinental
                 Operations
                 Otis Elevator (since
                 1992)

Robert J.        Senior Vice President,Vice President, Science   62
Hermann          Science & Technology  & Technology
                 (since 1992)

Karl J. Krapek   President, Pratt &    Chairman, President and   47
                 Whitney               Chief
                 (since 1992)          Executive Officer,
                                       Carrier Corporation

Raymond P.       President, Hamilton   Executive Vice President, 52
Kurlak           Standard (since 1995) Sikorsky; Vice President,
                                       Aerospace Operations
                                       Division, General Electric
                                       Company

John R. Lord     President, Carrier    President, Carrier NAO,   52
                 Corporation           Vice President,
                 (since 1995)          Residential Products
                                       Group, Carrier NAO

George E.        Vice President,       Partner - Price           46
Minnich          Controller            Waterhouse
                 (since 1993)

Stephen F. Page  Executive Vice        Executive Vice President  56
                 President and Chief   and Chief Financial
                 Financial Officer     Officer, Black & Decker
                 (since 1993)          Corporation

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
                 1991)

Robert A. Wolfe  Executive Vice        Executive Vice President, 57
                 President, Pratt &    Military and Space Aero
                 Whitney and President,Propulsion
                 Large Commercial
                 Engines (since 1994)

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