Form 10-Q
period 1996-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 1996-05-15
CIK 101829

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.
                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 1996



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

                            (860) 728-7000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X     .   No          .

At March 31, 1996 there were 121,792,164 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                     Quarter Ended March 31, 1996



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the three months ended
       March 31, 1996 and 1995                                   1
     Condensed Consolidated Balance Sheet at March
       31, 1996 and December 31, 1995                            2
     Condensed Consolidated Statement of Cash
       Flows for the three months ended March 31,
       1996 and 1995                                             3
     Notes to Condensed Consolidated Financial
       Statements                                                4
     Report of Independent Accountants                           6

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position                7

Part II - Other Information

  Item 1. Legal Proceedings                                     13

  Item 6. Exhibits and Reports on Form 8-K                      13

Signatures                                                      14

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
In Millions of Dollars (except per share amounts)             1996           1995
Revenues:
   Product sales                                       $      4,260   $      4,252
   Service sales                                              1,189          1,066
   Financing revenues and other income, net                      44             26
                                                              5,493          5,344
Costs and expenses:
   Cost of products sold                                      3,480          3,528
   Cost of services sold                                        729            655
   Research and development                                     250            218
   Selling, general and administrative                          683            629
   Interest                                                      58             62
                                                              5,200          5,092
Income before income taxes and minority interests               293            252
   Income taxes                                                  99             88
   Minority interests                                            30             29
Net Income                                             $        164   $        135

Earnings per share of common stock and common stock
   equivalents                                         $       1.24   $       1.03
Dividends per share of common stock                    $        .55   $        .50

Average common and equivalent shares outstanding
   (in thousands)                                           131,298        130,071


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                          March 31,     December 31,
In Millions of Dollars                                       1996           1995
                                                         (Unaudited)

                                Assets

Cash and cash equivalents                              $      1,088   $        900
Accounts receivable, net                                      3,495          3,682
Inventories and contracts in progress, net                    3,259          2,954
Future income tax benefits                                      908            950
Other current assets                                            419            466
   Total Current Assets                                       9,169          8,952

Fixed assets                                                 10,403         10,326
   Less - accumulated depreciation                           (6,063)        (5,906)
                                                              4,340          4,420
Other assets                                                  2,517          2,586

   Total Assets                                        $     16,026   $     15,958

                 Liabilities and Shareowners' Equity

Short-term borrowings                                  $        316   $        294
Accounts payable                                              1,951          2,084
Accrued liabilities                                           4,231          4,183
Long-term debt currently due                                     95             98
   Total Current Liabilities                                  6,593          6,659

Long-term debt                                                1,641          1,649
Future pension and postretirement benefit obligations         1,426          1,399
Other long-term liabilities                                   1,885          1,832

Series A ESOP Convertible Preferred Stock                       888            892
ESOP deferred compensation                                     (480)          (494)
                                                                408            398
Shareowners' Equity:
   Common Stock                                               2,272          2,249
   Treasury Stock                                            (1,230)        (1,168)
   Retained earnings                                          3,339          3,252
   Currency translation and pension liability
     adjustments                                               (308)          (312)
                                                              4,073          4,021

  Total Liabilities and Shareowners' Equity            $     16,026   $     15,958

See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
In Millions of Dollars                                        1996           1995
Cash flows from operating activities:
   Net income                                          $        164   $        135
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               209            207
    Change in:
     Accounts receivable                                        193            129
     Inventories and contracts in progress                     (316)          (239)
     Accounts payable and accrued liabilities                   (89)          (180)
   Other, net                                                   172             53
     Net Cash Flows from Operating Activities                   333            105
Cash flows from investing activities:
   Capital expenditures                                        (129)          (148)
   Acquisitions of business units                               (26)           (10)
   Dispositions of business units                                30              1
   Decrease in customer financing assets, net                   102             90
   Other, net                                                    16             12
     Net Cash Flows from Investing Activities                    (7)           (55)
Cash flows from financing activities:
   Repayments of long-term debt                                 (20)           (27)
   Increase in short-term borrowings, net                         2            116
   Dividends paid on Common Stock                               (67)           (62)
   Common Stock repurchase                                      (62)           (17)
   Other, net                                                    11             10
     Net Cash Flows from Financing Activities                  (136)            20
Effect of foreign exchange rate changes on cash and
  cash equivalents                                               (2)             5

     Net Increase in Cash and Cash Equivalents                  188             75
Cash and Cash Equivalents, Beginning of year                    900            386
Cash and Cash Equivalents, End of period               $      1,088   $        461


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The condensed consolidated financial statements at March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 1995 amounts have been reclassified to conform with the presentation at March 31, 1996.

Employee Benefit Plans

  The aggregate amount set aside under the Annual Executive Incentive Compensation Plan in the Corporate Fund for 1995 was approximately $10 million.

Contingent Liabilities

  While there has been no significant change in the Corporation's material contingencies during 1996, the matters previously described in Note 15 of Notes to Financial Statements in the Corporation's Annual Report on Form 10-K for calendar year 1995 are summarized below.

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

  Some of the Corporation's liabilities, including certain Superfund liabilities, relate to facilities that were acquired by the Corporation with indemnities from the sellers or former owners. In estimating the potential liability at these sites, the Corporation has considered the indemnification separately from the liability.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  The Corporation has had liability and property insurance in force over its history with a number of insurance companies, and the Corporation has commenced litigation seeking indemnity and defense under these insurance policies in relation to its environmental liabilities. Settlements to date, which have not been material, have been recorded upon receipt. While the litigation against the Corporation's historic liability insurers has concluded, it is expected that the case against the Corporation's property insurers will last several years. Environmental liabilities are not reduced by potential insurance reimbursements.

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

  The Corporation has accrued its liability for environmental investigation and remediation, performance guarantees, product liability, and other litigation and claims based on management's estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the three-month periods ended March 31, 1996 and 1995, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 23, 1996 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the three-month periods ended March 31, 1996 and 1995, the condensed consolidated statement of cash flows for the three months ended March 31, 1996 and 1995, and the condensed consolidated balance sheet as of March 31, 1996. This financial information is the responsibility of the company's management.

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

  We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein), and in our report dated January 24, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP
Hartford, Connecticut
April 23, 1996

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

  U.S. residential housing starts increased in the first quarter of 1996 over the same period last year, while commercial construction starts in the U.S. are lower than the same period last year. U.S. commercial vacancy rates have made modest improvements from the 1992 peak.

  North American car and light truck production was lower in the first quarter of 1996 compared to the first quarter of 1995 while European car sales were higher.

  Worldwide airline profits improved during 1995 as a result of increased load factors. However, near term profitability at most U.S. airlines is being used to improve their financial condition and they have yet to achieve the financial condition necessary to make significant investments in new aircraft. For many European airlines, increasing competition, higher cost structures and privatization initiatives will strain financial results and resources in the near term. Strong economic growth in the Asia Pacific region has contributed to an increase in new aircraft orders from that market that began in 1994 and has continued into 1996.

  The defense portion of the Corporation's aerospace businesses continues to respond to a changing global political environment. The U.S. defense industry is continuing its downsizing in response to the reductions in the U.S. defense budget. International orders for defense programs have also declined and some important foreign orders have been delayed. As a result, the Corporation has continued to reduce its reliance on U.S. defense contracts.

  Cost reduction continues to be a corporate-wide imperative, implemented by each business unit. Manufacturing costs and floor space must continue to be reduced to remain competitive in all of our businesses, but particularly in the aerospace segments where these cost reductions are needed to offset the effects of lower volumes.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                        RESULTS OF OPERATIONS

  Consolidated revenues and margin percentages were  as follows:

                                                    Three Months Ended
                                                        March 31,
In Millions of Dollars                               1996        1995
Product sales                                   $    4,260   $   4,252
Service sales                                        1,189       1,066
Financing revenues and
 other income, net                                      44          26

Product margin %                                      18.3%       17.0%
Service margin %                                      38.7%       38.6%

  Consolidated revenues in the first quarter of 1996 increased 3% over the comparable period of 1995, with less than one percent related to the favorable
effect of foreign exchange translation.   Increased revenues at Carrier, Otis
and Pratt & Whitney were partially offset by decreases at Flight Systems and Automotive in the first quarter as UTC's commercial segments increased 10% while the aerospace segments decreased 6%.

  Financing revenues and other income increased in the first quarter, from the comparable period in the prior year, as a result of higher interest income and gains from miscellaneous asset sales, which were partially offset by lower financing revenues in 1996 on a lower customer financing asset base.

  Product margin as a percentage of sales increased 1.3 percentage points compared to last year primarily as a result of improved margin percentages at Pratt & Whitney, and the absence of 1995 charges associated with closing the wafer fabrication facility of Hamilton Standard's Microelectronics Center and charges for a workforce reduction at Sikorsky. Service margins as a percentage of sales were relatively flat compared to a year ago.

  Research and development expenses increased $32 million (15%) in the first quarter of 1996 as compared to 1995. As a percentage of sales, research and development was 4.6% in the first quarter of 1996 compared to 4.1% in the corresponding period last year. The increase occurred in all segments, but principally at Pratt & Whitney's government, general aviation and power generation businesses. Research and development expenses in 1996 are expected to increase from the spending level of 1995, but will remain between 4% and 5% of sales.

  Selling, general and administrative expenses in the first quarter of 1996 increased by $54 million (9%) over the 1995 comparable period. As a percentage of sales, these expenses increased seven-tenths of a percentage point to 12.5% from 11.8% due to higher expenses for incentive based compensation plans, higher expenses at Pratt & Whitney and lower revenues at Flight Systems.

  The provisions of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which became effective January 1, 1996, had no effect on the Corporation's first quarter results.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Revenues and operating profits of the Corporation's principal business segments for the three-month periods ended March 31, 1996 and 1995 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
                         1996     1995     1996     1995    1996   1995
Three Months Ended
 March 31,
  Otis                $  1,303 $  1,185 $   117  $   110    9.0%   9.3%
  Carrier                1,325    1,131      55       29    4.2%   2.6%
  Automotive               744      750      50       51    6.7%   6.8%
  Pratt & Whitney        1,517    1,491     140      125    9.2%   8.4%
  Flight Systems           638      813      49       45    7.7%   5.5%


  Otis segment revenues for the first quarter of 1996 were 10% higher than the comparable period of 1995. Excluding the favorable impact of foreign exchange translation effects, 1996 revenues increased approximately 9% over 1995 with all geographic regions showing an increase compared to last year.

  Operating profits at Otis increased $7 million in the first quarter of 1996 compared to 1995, with nominally favorable impact from foreign currency translation. Margins as a percentage of revenues decreased slightly as operating income improvements at Otis were partially dampened by aggressive new equipment pricing in certain international markets.

  Carrier first quarter 1996 revenues increased 17% from the first quarter of 1995, with foreign exchange translation effects having little impact in the quarter. Revenues increased in all geographic regions as well as Carrier's Transicold business with particular strength in the North American and Asia Pacific regions.

  Operating profits for the first quarter of 1996 at Carrier increased $26 million compared to 1995, in a seasonally weak quarter, with foreign exchange translation having no effect. All geographic regions except the Latin American region, which had a strong first quarter in 1995, showed improvement as well as Carrier's Transicold business. Results benefited from North American dealer replenishments following a strong 1995, and continued expansion in the Asia Pacific region.

  Automotive segment revenues decreased slightly in the first quarter of 1996 compared to the first quarter of 1995. The decrease in revenues was a result of lower European volumes on certain high content vehicles and lower North American volumes as a result of a 17 day strike at General Motors Corporation.

  Operating profits and margins as a percentage of revenues at the Automotive segment were relatively flat in the first quarter of 1996 compared to the same quarter in 1995.

  Pratt & Whitney revenues during the first quarter of 1996 increased 2% as compared to 1995. The increase in the first quarter is due to increases in commercial spare parts and the general aviation business partially offset by decreased shipments of large commercial engines as a continuing effect of the fourth quarter Boeing Company strike.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Operating profits for Pratt & Whitney for the first quarter 1996 increased $15 million over the comparable quarter of 1995. The increase reflects continuing cost reductions and higher general aviation and commercial spare parts sales, more than offsetting planned increases in research and development spending and higher selling, general and administrative expenses.

  Flight Systems revenues decreased 22% in the first quarter 1996 compared to 1995. Revenue decreases in the first quarter of 1996 were the result of lower helicopter shipments as compared to 1995.

  Operating profits for Flight Systems increased $4 million in the first quarter 1996 as compared to 1995. Results reflect the absence of first quarter 1995 costs associated with selling the wafer fabrication facility of Hamilton Standard's Microelectronics Center and a workforce reduction at Sikorsky, coupled with lower first quarter 1996 helicopter volume at Sikorsky and continuing operating profit at Hamilton Standard.

  Interest expense decreased $4 million to $58 million for the first quarter of 1996. This decrease is mainly due to a reduced average borrowing level during the first quarter compared to last year as the Corporation continues to retire or extinguish debt with its improved cash flow.

  The effective tax rate for the first quarter of 1996 was 33.8%, compared to an effective tax rate of 35% for the first quarter of 1995. The Corporation has continued to reduce its effective income tax rate by implementing tax reduction strategies.

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

  Set forth below is selected key cash flow data:

                                                   Three Months Ended
                                                       March 31,
In Millions of Dollars                             1996          1995
Operating Activities
  Net Cash Flows from Operating Activities   $       333   $       105

Investing Activities
  Capital expenditures                              (129)         (148)
  Decrease in customer financing assets, net         102            90

Financing Activities
  Common Stock repurchase                            (62)          (17)
  Increase in total debt                              11           106
  Increase (decrease) in net debt                   (177)           31

/TABLE

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Cash flows from operating activities were $333 million during the first quarter of 1996 compared to $105 million for the corresponding period of 1995. The improvement resulted primarily from improved operating performance and working capital management.

  Cash flows from investing activities were a use of funds of $7 million during the first quarter of 1996 compared to a use of $55 million in the corresponding period of 1995. Capital expenditures in the first quarter of 1996 were $129 million, a $19 million decrease over the first quarter of 1995. The Corporation expects 1996 full year capital spending to be comparable to 1995. The decrease in customer financing assets in the first quarter of 1996 includes loan repayments and asset sales. While the Corporation expects that changes in customer financing assets in 1996 will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. During the first quarter of 1996 the Corporation entered into commitments to finance or arrange financing of commercial aircraft for $360 million, bringing the Corporation's total commitments at March 31, 1996 to $1.35 billion.

  The Corporation repurchased $62 million of common stock, representing 652,400 shares, in the first quarter of 1996 under previously announced stock repurchase programs. In April 1996, the Corporation's Board of Directors authorized management, at its discretion and depending on market conditions, to acquire up to an additional 5.5 million shares of UTC common stock over the next two years. Total common stock repurchases authorized by the Board since the April 1994 inception of the repurchase program now total 15 million shares, of which 7.8 million shares have been repurchased through the end of the first quarter.
Share repurchase continues to be a significant use of our strong cash flows and serves to offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

  Other selected financial data is as follows:

                                   March 31,   December 31,   March 31,
In Millions of Dollars               1996          1995         1995
Cash and cash equivalents        $    1,088   $      900    $      461
Total debt                            2,052        2,041         2,549
Net debt (total debt less cash)         964        1,141         2,088
Shareowners' equity                   4,073        4,021         3,804
Debt-to-total capitalization           33.5%        33.7%         40.1%
Net debt-to-total capitalization       19.1%        22.1%         35.4%



  The Corporation manages its worldwide cash requirements with consideration of available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Corporation's subsidiaries could have adverse tax consequences, however, those balances are generally available without legal restrictions to fund ordinary business operations. The Corporation has and will continue to transfer cash from those subsidiaries to the parent and to other international subsidiaries as it is cost effective to do so.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

  This Report on Form 10-Q contains statements which, to the extent they are not historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E.

  For a discussion identifying some important factors such as the economic, political, climatic, currency, regulatory, technological and competitive changes which may affect the Corporation's operations, products, and markets and other factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings, including, but not limited to, the Corporation's 1995 Annual Report on Form 10-K. See particularly Form 10-K Item I - Business, the sections entitled "Description of Business by Industry Segment" and "Other Matters Relating to the Corporation's Business as a Whole," and Form 10-K Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Position, which also may be found at pages 20 through 27 of the Corporation's 1995 Annual Report to Shareowners.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



Part II - Other Information

Item 1.   Legal Proceedings

  In February, 1996, Ford Motor Company ("Ford"), a principal customer of
United Technologies Automotive ("UTA"), informed UTA that several lawsuits had been filed covering purchasers of numerous Ford vehicle lines. Since that time, additional lawsuits have been filed. UTA has been named as a defendant in at least one of these lawsuits. These lawsuits allege that the ignition switch in these North American produced vehicles is defective and that the defect could result in a vehicle fire. UTA disagrees with these allegations. Plaintiffs seek injunctive relief requiring replacement of the ignition switch in all affected vehicles, compensatory and punitive damages, and other relief. UTA supplies the ignition switch in question.

  Ford has recalled approximately 8.7 million vehicles to replace the ignition switch. UTA supplies the replacement switches. UTA is cooperating with Ford in the investigation, defense and resolution of this matter. Based on currently available information, UTC management does not believe that this matter will have a material adverse effect on the Corporation.

  Other than the matter described above, there has been no material change in legal proceedings during the first quarter of 1996. (For a description of previously reported legal proceedings, refer to Part 1, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1995.)

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (11)  Computation of per share earnings
  (12)  Computation of ratio of earnings to fixed charges
  (15)  Letter re unaudited interim financial information
  (27)  Financial data schedule (submitted electronically herewith)

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  May 15, 1996           By: /s/ STEPHEN F. PAGE
                               Stephen F. Page
                               Executive Vice President and
                               Chief Financial Officer


Dated:  May 15, 1996           By: /s/ GEORGE E. MINNICH
                               George E. Minnich
                               Vice President and Controller


Dated:  May 15, 1996           By: /s/ WILLIAM H. TRACHSEL
                               William H. Trachsel
                               Vice President and Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


EXHIBIT INDEX



Exhibit 11 - Computation of per share earnings

Exhibit 12 - Computation of ratio of earnings to fixed charges

Exhibit 15 - Letter re unaudited interim financial information

Exhibit 27 - Financial data schedule (submitted electronically herewith)