Form 10-Q
period 1996-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 1996-08-14
CIK 101829

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.
                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended June 30, 1996



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

At June 30, 1996 there were 120,857,960 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                     Quarter Ended June 30, 1996



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the three months ended June
       30, 1996 and 1995                                         1
     Condensed Consolidated Statement of
       Operations for the six months ended June
       30, 1996 and 1995                                         2
     Condensed Consolidated Balance Sheet at June
       30, 1996 and December 31, 1995                            3
     Condensed Consolidated Statement of Cash
       Flows for the six months ended June 30,
       1996 and 1995                                             4
     Notes to Condensed Consolidated Financial
       Statements                                                5
     Report of Independent Accountants                           7

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position                8

Part II - Other Information

  Item 1. Legal Proceedings                                     14

  Item 4. Submission of Matters to a Vote of
     Security Holders                                           15

  Item 6. Exhibits and Reports on Form 8-K                      16

Signatures                                                      17

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                              Three Months Ended
                                                                   June 30,
In Millions of Dollars (except per share amounts)             1996           1995
Revenues:
   Product sales                                       $      4,773   $      4,613
   Service sales                                              1,229          1,161
   Financing revenues and other income, net                      41             66
                                                              6,043          5,840
Costs and expenses:
   Cost of products sold                                      3,818          3,806
   Cost of services sold                                        740            680
   Research and development                                     274            233
   Selling, general and administrative                          709            672
   Interest                                                      56             67
                                                              5,597          5,458
Income before income taxes and minority interests               446            382
   Income taxes                                                 151            132
   Minority interests                                            36             32
Net Income                                             $        259   $        218

Earnings per share of common stock and common stock
   equivalents                                         $       1.96   $       1.65
Dividends per share of common stock                    $        .55   $        .50

Average common and equivalent shares outstanding
   (in thousands)                                           131,163        130,964


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                               Six Months Ended
                                                                   June 30,
In Millions of Dollars (except per share amounts)             1996           1995
Revenues:
   Product sales                                       $      8,932   $      8,865
   Service sales                                              2,418          2,227
   Financing revenues and other income, net                      85             92
                                                             11,435         11,184
Costs and expenses:
   Cost of products sold                                      7,197          7,334
   Cost of services sold                                      1,469          1,335
   Research and development                                     524            451
   Selling, general and administrative                        1,392          1,301
   Interest                                                     114            129
                                                             10,696         10,550
Income before income taxes and minority interests               739            634
   Income taxes                                                 250            220
   Minority interests                                            66             61
Net Income                                             $        423   $        353

Earnings per share of common stock and common stock
   equivalents                                         $       3.20   $       2.68
Dividends per share of common stock                    $       1.10   $       1.00

Average common and equivalent shares outstanding
   (in thousands)                                           131,157        130,376


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                           June 30,     December 31,
In Millions of Dollars                                       1996           1995
                                                         (Unaudited)

                                Assets

Cash and cash equivalents                              $      1,075   $        900
Accounts receivable, net                                      3,772          3,682
Inventories and contracts in progress, net                    3,164          2,954
Future income tax benefits                                      917            950
Other current assets                                            286            466
   Total Current Assets                                       9,214          8,952

Fixed assets                                                 10,457         10,326
   Less - accumulated depreciation                           (6,174)        (5,906)
                                                              4,283          4,420
Other assets                                                  2,686          2,586

   Total Assets                                        $     16,183   $     15,958

                 Liabilities and Shareowners' Equity

Short-term borrowings                                  $        247   $        294
Accounts payable                                              1,986          2,084
Accrued liabilities                                           4,451          4,183
Long-term debt currently due                                     92             98
   Total Current Liabilities                                  6,776          6,659

Long-term debt                                                1,543          1,649
Future pension and postretirement benefit obligations         1,441          1,399
Other long-term liabilities                                   1,863          1,832

Series A ESOP Convertible Preferred Stock                       885            892
ESOP deferred compensation                                     (468)          (494)
                                                                417            398
Shareowners' Equity:
   Common Stock                                               2,289          2,249
   Treasury Stock                                            (1,350)        (1,168)
   Retained earnings                                          3,522          3,252
   Currency translation and pension liability
     adjustments                                               (318)          (312)
                                                              4,143          4,021

  Total Liabilities and Shareowners' Equity            $     16,183   $     15,958

See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                               Six Months Ended
                                                                   June 30,
In Millions of Dollars                                        1996           1995
Cash flows from operating activities:
   Net income                                          $        423   $        353
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               424            421
    Change in:
     Accounts receivable                                        (64)           161
     Inventories and contracts in progress                     (198)          (212)
     Accounts payable and accrued liabilities                   113            (18)
   Other, net                                                   340            140
     Net Cash Flows from Operating Activities                 1,038            845
Cash flows from investing activities:
   Capital expenditures                                        (307)          (331)
   Acquisitions of business units                              (155)           (17)
   Dispositions of business units                                30             88
   Decrease in customer financing assets, net                    31            170
   Other, net                                                    53             47
     Net Cash Flows from Investing Activities                  (348)           (43)
Cash flows from financing activities:
   Issuance of long-term debt                                    27             --
   Repayments of long-term debt                                (141)          (145)
   Decrease in short-term borrowings, net                       (69)           (87)
   Dividends paid on Common Stock                              (133)          (123)
   Common Stock repurchase                                     (182)           (90)
   Other, net                                                   (19)            (1)
     Net Cash Flows from Financing Activities                  (517)          (446)
Effect of foreign exchange rate changes on cash and
  cash equivalents                                                2             13

     Net Increase in Cash and Cash Equivalents                  175            369
Cash and Cash Equivalents, Beginning of year                    900            386
Cash and Cash Equivalents, End of period               $      1,075   $        755


See Accompanying Notes

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The condensed consolidated financial statements at June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

  In the 1996 second quarter, the Corporation changed its classification of sales associated with Pratt & Whitney's strategic alliances and related collaborative arrangements on its engine programs. Collaboration participants' share of revenue, previously included in cost of sales, has been reclassified as a reduction of sales in the accompanying income statements for the three-month and six-month periods ended June 30, 1996. This reclassification was made to more clearly present Pratt & Whitney's production costs and operating activities.

  The effect of this reclassification was to reduce revenues and cost of sales for the 1996 second quarter and six-month period by approximately $100 million and $200 million, respectively. This reclassification does not affect net income or assets. While 1995 amounts have not been reclassified, the impact on prior years would be comparable to that of 1996.

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

  Where the Corporation is not the only party responsible for the remediation of a site, the Corporation considers its likely proportionate share of the anticipated remediation expense in establishing a provision for those costs.
Included within the sites known to the Corporation are those sites at which the
Corporation has been identified as a potentially responsible party under the
Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"
or Superfund).  Under the provisions of this statute, the Corporation may be held liable for all costs of environmental remediation without regard to the legality of the Corporation's actions resulting in the contamination.  In estimating its liability for remediation, the Corporation considers its likely

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

proportionate share of the anticipated remediation expense and the ability of the other potentially responsible parties to fulfill their obligations.

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

  The Corporation has accrued its liability for environmental investigation and remediation, performance guarantees, product liability, and other litigation and claims based on management's estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the three and six-month periods ended June 30, 1996 and 1995, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 24, 1996 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the three and six-month periods ended June 30, 1996 and 1995, the condensed consolidated statement of cash flows for the six months ended June 30, 1996 and 1995, and the condensed consolidated balance sheet as of June 30, 1996. This financial information is the responsibility of the company's management.

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


Price Waterhouse LLP
Hartford, Connecticut
July 24, 1996

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

  U.S. residential housing starts increased in the 1996 second quarter and six-month period compared to the same periods last year, while commercial construction starts in the U.S. decreased for the 1996 second quarter and six-month period compared to the same periods last year. U.S. commercial vacancy rates have made modest improvements from the 1992 peak.

  North American car and light truck production was higher in the 1996 second quarter but was lower for the six-month period as compared to the 1995 periods, while European car sales in 1996 were higher in both the second quarter and the six-month period.

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

  Consolidated revenues and margin percentages were  as follows:

                           Three Months Ended        Six Months Ended
                                June 30,                 June 30,
In Millions of Dollars      1996        1995         1996        1995
Product sales          $    4,773   $   4,613   $    8,932   $   8,865
Service sales               1,229       1,161        2,418       2,227
Financing revenues and
 other income, net             41          66           85          92

Product margin %             20.0%       17.5%        19.4%       17.3%
Service margin %             39.8%       41.4%        39.2%       40.1%


  Consolidated revenues increased 3% and 2% for the second quarter and six-month period of 1996, respectively, over the comparable periods of 1995. Foreign exchange translation had an unfavorable effect on revenue; excluding this effect, consolidated revenues increased 5% and 3% for the second quarter and six-month period of 1996 over the comparable 1995 periods. All segments, excluding Flight Systems, reported increased revenues in the second quarter, while in the six-month period increases at Otis, Carrier and Automotive were partially offset by decreases in Flight Systems. UTC's commercial and industrial segments increased 6% and 8% for the second quarter and six-month period of 1996. The aerospace segments decreased 1% and 6% for the second quarter and six-month period of 1996.

  Financing revenues and other income decreased in the second quarter, from the comparable period in the prior year, as a result of the absence of a gain realized by Carrier in the second quarter of 1995 on the sale of a 49% joint venture interest in its Arkadelphia scroll compressor plant and lower financing revenues in 1996. Financing revenues and other income for the six-month period decreased principally due to the same effects as in the second quarter, partially offset by higher interest income and gains from miscellaneous asset sales.

  Product margin as a percentage of sales increased 2.1 percentage points in the six-month period compared to last year primarily as a result of improved margin percentages at Pratt & Whitney, Carrier, and Flight Systems. Service margins as a percentage of sales decreased nine-tenths of a percentage point in the six-month period compared to last year with Otis, Carrier, and Pratt & Whitney all experiencing declines.

  Research and development expenses increased $41 million (18%) and $73 million (16%) in the second quarter and six-month period of 1996, respectively, as compared to 1995. As a percentage of sales, research and development was 4.6% in the second quarter and six-month period of 1996 compared to 4.0% and 4.1% in the corresponding periods last year. The increase occurred in all segments, but principally at Pratt & Whitney's general aviation, government, and power generation businesses. Research and development expenses in 1996 are expected to increase from the spending level of 1995, but will remain between 4% and 5% of sales.

  Selling, general and administrative expenses in the second quarter and six-month period of 1996 increased by $37 million (6%) and $91 million (7%) over the

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

1995 comparable periods. As a percentage of sales, these expenses increased two-tenths of a percentage point to 11.8% from 11.6% for the second quarter primarily due to higher expenses at Pratt & Whitney and lower sales at Flight Systems. For the six-month period these expenses increased six-tenths of a percentage point to 12.3% from 11.7% due to the same effects as in the second quarter and higher expenses for incentive based compensation plans in the first quarter.

  Revenues and operating profits of the Corporation's principal business segments for the three-month and six-month periods ended June 30, 1996 and 1995 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
                         1996     1995     1996     1995    1996   1995
Three Months Ended
June 30,
  Otis                $  1,401 $  1,350 $   129  $   124    9.2%   9.2%
  Carrier                1,634    1,529     155      130    9.5%   8.5%
  Automotive               861      797      51       62    5.9%   7.8%
  Pratt & Whitney        1,533    1,495     160      127   10.4%   8.5%
  Flight Systems           646      703      61       59    9.4%   8.4%

Six Months Ended
June 30,
  Otis                $  2,704 $  2,535 $   246  $   234    9.1%   9.2%
  Carrier                2,959    2,660     210      159    7.1%   6.0%
  Automotive             1,605    1,547     101      113    6.3%   7.3%
  Pratt & Whitney        2,949    2,986     300      252   10.2%   8.4%
  Flight Systems         1,284    1,516     110      104    8.6%   6.9%


  Otis segment revenues for the second quarter and six-month period of 1996 were 4% and 7% higher than the comparable periods of 1995. Excluding the unfavorable impact of foreign exchange translation effects, 1996 revenues increased 9% for the second quarter and six-month period of 1996 over 1995 with all geographic regions showing an increase compared to last year.

  Operating profits at Otis increased $5 million and $12 million in the second quarter and six-month period of 1996 compared to 1995. Excluding the effect of foreign currency translation, Otis' increase in operating profits would have been more than double the reported second quarter amount and the increase for the six-month period would have been fifty percent higher. Also included in the second quarter was a provision for the closure of a European manufacturing operation. All geographic regions showed an increase compared to last year.

  Carrier segment revenues for the second quarter and six-month period of 1996 were 7% and 11% higher than the comparable periods of 1995, with foreign exchange translation effects having little impact. Revenues for the second quarter and six-month period increased in all geographic regions with particular strength in the North American and Asia Pacific regions.

  Operating profits at Carrier increased $25 million and $51 million in the second quarter and six-month period of 1996 compared to 1995, with foreign exchange translation having little effect. Improvements were driven by continued growth in the Asia Pacific region, plus strong demand for residential and commercial air conditioning in North America.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Automotive segment revenues increased 8% and 4% in the second quarter and six-month period of 1996 as compared to 1995. The increase in revenues was a result of higher UTA vehicle content.

  Operating profits at the Automotive segment decreased $11 million and $12 million in the second quarter and six-month period of 1996 compared to the same periods in 1995. UTA's results for the second quarter 1996 include effects of the agreement reached with Ford Motor Company, described in Item 1. Legal Proceedings appearing on page 14 of this Form 10Q, regarding UTA's participation in the costs of a Ford vehicle recall program. Excluding the costs associated with the recall, Automotive operating profits for the second quarter and six-month period of 1996 would have been higher as compared to 1995.

  Pratt & Whitney revenues during the second quarter increased 3%, while decreasing 1% for the six-month period of 1996 as compared to 1995. Revenues for the 1996 second quarter and six-month periods reflect the impact of the change in classification of sales associated with Pratt & Whitney's strategic alliances and related collaborative arrangements on its engine programs as described in the accompanying Notes to Financial Statements. The effect of this reclassification was to reduce revenues and cost of sales for the 1996 second quarter and six-month period by approximately $100 million and $200 million, respectively. This reclassification does not affect operating profits or assets. While 1995 amounts have not been reclassified, the impact on prior years would be comparable to that of 1996. The second quarter benefited from increases in the commercial after-market, general aviation and government businesses.

  Operating profits for Pratt & Whitney for the second quarter and six-month period of 1996 increased $33 million and $48 million over the comparable periods of 1995. The increase reflects continued margin improvements in the commercial, general aviation and government businesses, more than offsetting planned increases in research and development spending and higher selling, general and administrative expenses.

  Flight Systems revenues decreased 8% and 15% in the second quarter and six-month period of 1996 compared to 1995. Revenue decline in the second quarter and six-month period of 1996 was the result of fewer helicopter shipments as compared to 1995.

  Operating profits for Flight Systems increased $2 million and $6 million in the second quarter and six-month period of 1996 as compared to 1995. Second quarter results reflect improved operating profit at Hamilton Standard partially offset by lower helicopter volume at Sikorsky. Six-month results reflect continuing operating profit at Hamilton Standard and the absence of 1995 costs associated with selling the wafer fabrication facility of Hamilton Standard's Microelectronics Center, partially offset by lower 1996 helicopter volume at Sikorsky.

  Interest expense decreased $11 million and $15 million in the second quarter and six-month period of 1996, to $56 million and $114 million, respectively. This decrease is mainly due to a reduced average borrowing level during the six-month period compared to last year as the Corporation continues to retire or extinguish debt with its improved cash flow.

  The effective tax rate for the six month period of 1996 was 33.8%, compared to an effective tax rate of 34.8% for the six-month period of 1995. The Corporation has continued to reduce its effective income tax rate by implementing tax reduction strategies.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   FINANCIAL POSITION AND LIQUIDITY

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

  Set forth below is selected key cash flow data:

                                                    Six Months Ended
                                                        June 30,
In Millions of Dollars                             1996          1995
Operating Activities
  Net Cash Flows from Operating Activities   $     1,038   $       845

Investing Activities
  Capital expenditures                              (307)         (331)
  Acquisitions of business units                    (155)          (17)
  Dispositions of business units                      30            88
  Decrease in customer financing assets, net          31           170

Financing Activities
  Common Stock repurchase                           (182)          (90)
  Decrease in total debt                            (159)         (204)
  Decrease in net debt                              (334)         (573)


  Cash flows from operating activities were $1,038 million during the first six months of 1996 compared to $845 million for the corresponding period of 1995. The improvement resulted primarily from improved operating performance and working capital management.

  Cash flows from investing activities were a use of funds of $348 million during the first six months of 1996 compared to a use of $43 million in the corresponding period of 1995. Capital expenditures in the six-month period of 1996 were $307 million, a $24 million decrease over the corresponding period of 1995. The Corporation expects 1996 full year capital spending to be comparable to 1995. During the first six months of 1996, the Corporation invested $155 million for the acquisition of business units, the largest two items being the purchase of a United Kingdom elevator company by Otis and UT Automotive's ownership increase in a European subsidiary, both in the second quarter. While the Corporation expects that changes in customer financing assets in 1996 will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commerical aircraft at June 30, 1996 was $1.3 billion.

  The Corporation repurchased $182 million of common stock, representing 1.7 million shares, in the first six months of 1996 under previously announced stock repurchase programs. Share repurchase continues to be a significant use of our strong cash flows and serves to offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  In June, the Corporation executed an in-substance defeasance of $88 million of its 9.5% Medium-Term Notes due in October 1997. In addition, the Corporation repurchased $48 million principal amount of its Medium-Term, Series B, Pharmaceutical Exchange Notes (PEN Notes) and cancelled an equivalent amount of the option and swap which hedged the appreciation portion of the obligation and effectively converted the payments to floating short-term interest rates. The Corporation is obligated to repurchase PEN Notes from time to time. The losses on these transactions, which were immaterial, are included in Financing revenues and other income.

  Other selected financial data is as follows:

                                   June 30,    December 31,   June 30,
In Millions of Dollars               1996          1995         1995
Cash and cash equivalents        $    1,075   $      900    $      755
Total debt                            1,882        2,041         2,239
Net debt (total debt less cash)         807        1,141         1,484
Shareowners' equity                   4,143        4,021         3,928
Debt-to-total capitalization           31.2%        33.7%         36.3%
Net debt-to-total capitalization       16.3%        22.1%         27.4%


  The Corporation manages its worldwide cash requirements with consideration of available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Corporation's subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. The Corporation has and will continue to transfer cash from those subsidiaries to the parent and to other international subsidiaries as it is cost effective to do so.

  Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

SAFE HARBOR STATEMENT

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

  For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, such as the economic, political, climatic, currency, regulatory, technological and competitive changes which may affect the Corporation's operations, products, and markets, see the Corporation's Securities and Exchange Commission filings, including, but not limited to, the Corporation's 1995 Annual Report on Form 10-K. See particularly Form 10-K Item I - Business, the sections entitled "Description of Business by Industry Segment" and "Other Matters Relating to the Corporation's Business as a Whole," and Form 10-K Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Position, which also may be found at pages 20 through 27 of the Corporation's 1995 Annual Report to Shareowners.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Part II - Other Information

Item 1.   Legal Proceedings

  The Corporations's Report on 10Q for the quarter ended March 31, 1996 disclosed (i) that lawsuits had been filed against Ford Motor Company ("Ford") and United Technologies Automotive ("UTA") alleging that certain ignition switches supplied by UTA to Ford were defective and (ii) that Ford had recalled certain vehicles to replace the ignition switch. In June, 1996, UTA reached agreement with Ford regarding UTA's participation in the costs of this recall. Ford has agreed to accept responsibility for all litigation and any resulting exposure relating to the subject ignition switches.

  In July, 1995, the Corporation filed a multi-count complaint in the United States District Court in Delaware against Chromalloy Gas Turbine Corporation ("Chromalloy") alleging breach of contract and patent infringement by Chromalloy (United Technologies Corporation v. Chromalloy Gas Turbine Corporation, Civil action 95-444). In August, 1995, Chromalloy filed a four-count Original Petition against the Corporation in state court in Bexar County, Texas (Chromalloy Gas Turbine Corporation v. United Technologies Corporation, 95 CI-12541). In its Amended Petition, Chromalloy alleges that the Corporation violated the Texas Free Enterprise and Antitrust Act, engaged in unfair competition and tortiously interfered with Chromalloy's contractual relations. All of the claims relate to alleged actions of Pratt & Whitney ("P&W") relating to the repair of parts for commercial jet engines manufactured by P&W. In December, 1995, the Corporation filed counterclaims against Chromalloy in the Texas action for breach of contract, unfair competition and injunctive relief. Fact discovery generally closed in June, 1996. The case is currently in expert discovery, and a jury trial is scheduled to begin in August, 1996.

  The Amended Petition did not specify the amount of damages allegedly suffered or being sought by Chromalloy. Various theories of Chromalloy's alleged damages were contained in their experts' damages reports which were first submitted in June and supplemented in July. Although the analysis set forth in the reports is somewhat unclear, the Corporation believes they indicate that Chromalloy is seeking up to $400 million in compensatory damages. If liability is found on the antitrust claim, damages could be trebled under Texas law. In addition, Chromalloy seeks punitive damages of an unspecified amount and an injunction against future P&W practices relating to the repair of P&W jet engine parts that Chromalloy claims are unlawful. The Corporation believes that its claims against Chromalloy are valid, Chromalloy's claims are without merit and resolution of this matter will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation. In view of the uncertainties inherent in litigation, however, no assurance can be given that the Corporation will not incur future liability in respect of this lawsuit.

  Other than the matters discussed above, there has been no material change in legal proceedings during the second quarter of 1996. For a description of previously reported legal proceedings, refer to Part I, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1995 and to Part II, Item 1 - Legal Proceedings of the Corporation's Report on Form 10Q for the quarter ended March 31, 1996.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Corporation held its Annual Meeting of Shareowners on April 23, 1996.

(b)  The following individuals were nominated and elected to serve as directors:

Howard H. Baker, Jr., Antonia H. Chayes, Robert F. Daniell, George David, Robert F. Dee, Charles W. Duncan, Jr., Pehr G. Gyllenhammar, Gerald D. Hines, Charles R. Lee, Robert H. Malott, Harold A. Wagner, and Jacqueline G. Wexler.

(c)  The shareowners voted as follows on the following matters:

     1. Election of directors. The voting result for each nominee is as follows:

     NAME                       VOTES FOR    VOTES WITHHELD
Howard H. Baker, Jr.          118,708,674         1,162,548
Antonia Handler Chayes        119,406,812           464,410
Robert F. Daniell             119,408,676           462,546
George David                  119,361,819           509,403
Robert F. Dee                 119,378,927           492,295
Charles W. Duncan, Jr.        119,409,944           461,278
Pehr G. Gyllenhammar          119,050,084           821,138
Gerald D. Hines               119,389,210           482,012
Charles R. Lee                119,427,613           443,609
Robert H. Malott              119,408,400           462,822
Harold A. Wagner              119,433,082           438,140
Jaqueline G. Wexler           119,377,523           493,699


     2. Appointment of auditors. The proposal was approved by a count of 119,403,069 votes for, 312,600 votes against, and 155,553 votes abstaining.

     3. A management proposal to approve the Non-employee Director Stock Option Plan was approved by a count of 92,385,855 votes for, 24,962,312 votes against, and 2,523,055 votes abstaining.

     4. A shareowner proposal recommending that the Corporation provide to shareowners a list of all executives contractually entitled to receive a base salary in excess of $100,000 annually was rejected by a count of 20,873,614 votes for, 89,518,909 votes against, with 2,070,193 votes abstaining, and 7,408,506 broker non-votes.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (11)  Computation of per share earnings
  (12)  Computation of ratio of earnings to fixed charges
  (15)  Letter re unaudited interim financial information
  (27)  Financial data schedule (submitted electronically herewith)

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  August 13, 1996        By: /s/ STEPHEN F. PAGE
                               Stephen F. Page
                               Executive Vice President and
                               Chief Financial Officer


Dated:  August 13, 1996        By: /s/ WILLIAM H.TRACHSEL
                               William H. Trachsel
                               Vice President and Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


EXHIBIT INDEX



Exhibit 11 - Computation of per share earnings

Exhibit 12 - Computation of ratio of earnings to fixed charges

Exhibit 15 - Letter re unaudited interim financial information

Exhibit 27 - Financial data schedule (submitted electronically herewith)