Form 10-Q
period 1996-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 1996-11-08
CIK 101829

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.
                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1996



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

At September 30, 1996 there were 120,204,799 shares of Common Stock outstanding, which does not reflect a two-for-one stock split of the Registrant's Common Stock payable on December 10, 1996 in the form of a stock dividend to shareholders of record at the close of business on November 22, 1996.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                   Quarter Ended September 30, 1996



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the quarter ended September
       30, 1996 and 1995                                         1
     Condensed Consolidated Statement of
       Operations for the nine months ended
       September 30, 1996 and 1995                               2
     Condensed Consolidated Balance Sheet at
       September 30, 1996 and December 31, 1995                  3
     Condensed Consolidated Statement of Cash
       Flows for the nine months ended September
       30, 1996 and 1995                                         4
     Notes to Condensed Consolidated Financial
       Statements                                                5
     Report of Independent Accountants                           8

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position                9

Part II - Other Information

  Item 1. Legal Proceedings                                     16

  Item 6. Exhibits and Reports on Form 8-K                      17

Signatures                                                      18

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                                 Quarter Ended
                                                                 September 30,
In Millions of Dollars (except per share amounts)             1996           1995
Revenues:
   Product sales                                       $      4,634   $      4,420
   Service sales                                              1,274          1,184
   Financing revenues and other income, net                      31             47
                                                              5,939          5,651
Costs and expenses:
   Cost of products sold                                      3,685          3,610
   Cost of services sold                                        791            715
   Research and development                                     270            251
   Selling, general and administrative                          708            642
   Interest                                                      54             57
                                                              5,508          5,275
Income before income taxes and minority interests               431            376
   Income taxes                                                 144            131
   Minority interests                                            33             35
Net Income                                             $        254   $        210

Earnings per share of common stock and common stock
   equivalents*                                        $        .97   $        .80
Dividends per share of common stock*                   $       .275   $        .25

Average common and equivalent shares outstanding
   (in thousands) *                                         260,730        261,626


See Accompanying Notes to Condensed Consolidated Financial Statements



*Reflects two-for-one stock split as described in Notes to Condensed Consolidated Financial Statements.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
In Millions of Dollars (except per share amounts)             1996           1995
Revenues:
   Product sales                                       $     13,566   $     13,285
   Service sales                                              3,692          3,411
   Financing revenues and other income, net                     116            139
                                                             17,374         16,835
Costs and expenses:
   Cost of products sold                                     10,882         10,944
   Cost of services sold                                      2,260          2,050
   Research and development                                     794            702
   Selling, general and administrative                        2,100          1,943
   Interest                                                     168            186
                                                             16,204         15,825
Income before income taxes and minority interests             1,170          1,010
   Income taxes                                                 394            351
   Minority interests                                            99             96
Net Income                                             $        677   $        563

Earnings per share of common stock and common stock
   equivalents*                                        $       2.57   $       2.14
Dividends per share of common stock*                   $       .825   $        .75

Average common and equivalent shares outstanding*
   (in thousands)                                           261,600        260,828


See Accompanying Notes to Condensed Consolidated Financial Statements


*Reflects two-for-one stock split as described in Notes to Condensed Consolidated Financial Statements.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                        September 30,   December 31,
In Millions of Dollars                                       1996           1995
                                                         (Unaudited)

                                Assets

Cash and cash equivalents                              $      1,259   $        900
Accounts receivable, net                                      3,853          3,682
Inventories and contracts in progress, net                    3,154          2,954
Future income tax benefits                                      830            950
Other current assets                                            222            466
   Total Current Assets                                       9,318          8,952

Fixed assets                                                 10,603         10,326
   Less - accumulated depreciation                           (6,323)        (5,906)
                                                              4,280          4,420
Other assets                                                  2,816          2,586

   Total Assets                                        $     16,414   $     15,958

                 Liabilities and Shareowners' Equity

Short-term borrowings                                  $        283   $        294
Accounts payable                                              1,991          2,084
Accrued liabilities                                           4,639          4,183
Long-term debt currently due                                     91             98
   Total Current Liabilities                                  7,004          6,659

Long-term debt                                                1,469          1,649
Future pension and postretirement benefit obligations         1,393          1,399
Other long-term liabilities                                   1,862          1,832

Series A ESOP Convertible Preferred Stock                       883            892
ESOP deferred compensation                                     (457)          (494)
                                                                426            398
Shareowners' Equity:
   Common Stock                                               2,307          2,249
   Treasury Stock                                            (1,440)        (1,168)
   Retained earnings                                          3,699          3,252
   Currency translation and pension liability
     adjustments                                               (306)          (312)
                                                              4,260          4,021

  Total Liabilities and Shareowners' Equity            $     16,414   $     15,958

See Accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
In Millions of Dollars                                        1996           1995
Cash flows from operating activities:
   Net income                                          $        677   $        563
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               635            621
    Change in:
     Accounts receivable                                       (134)            26
     Inventories and contracts in progress                     (176)           (28)
     Accounts payable and accrued liabilities                   289             73
   Other, net                                                   258            259
     Net Cash Flows from Operating Activities                 1,549          1,514
Cash flows from investing activities:
   Capital expenditures                                        (474)          (486)
   Acquisitions of business units                              (193)          (151)
   Dispositions of business units                                37            103
   Decrease in customer financing assets, net                    59            276
   Other, net                                                   107             50
     Net Cash Flows from Investing Activities                  (464)          (208)
Cash flows from financing activities:
   Issuance of long-term debt                                    28              1
   Repayments of long-term debt                                (224)          (250)
   Decrease in short-term borrowings, net                       (43)          (136)
   Dividends paid on Common Stock                              (199)          (185)
   Common Stock repurchase                                     (274)          (215)
   Other, net                                                    (8)            (4)
     Net Cash Flows from Financing Activities                  (720)          (789)
Effect of foreign exchange rate changes on cash and
  cash equivalents                                               (6)             1

     Net Increase in Cash and Cash Equivalents                  359            518
Cash and Cash Equivalents, Beginning of year                    900            386
Cash and Cash Equivalents, End of period               $      1,259   $        904


See Accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The condensed consolidated financial statements at September 30, 1996 and for the quarter and nine-month period ended September 30, 1996 and 1995 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

  In the 1996 second quarter, the Corporation changed its classification of sales associated with Pratt & Whitney's strategic alliances and related collaborative arrangements on its engine programs. Collaboration participants' share of revenue, previously included in cost of sales, has been reclassified as a reduction of sales in the accompanying income statements for the quarter and nine-month period ended September 30, 1996. This reclassification was made to more clearly present Pratt & Whitney's production costs and operating activities.

  This reclassification does not affect net income or assets. While 1995 amounts have not been reclassified, the impact would have been a reduction of revenues and cost of sales for the third quarter and nine-month period of 1995 of approximately $100 million and $300 million, respectively.

  On September 30, 1996, the Corporation announced a two-for-one stock split payable on December 10, 1996 in the form of a stock dividend to Shareowners of record at the close of business on November 22, 1996. The average number of common shares outstanding and all per share information in the Condensed Consolidated Financial Statements reflect the stock split.

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

  Where the Corporation is not the only party responsible for the remediation of a site, the Corporation considers its likely proportionate share of the anticipated remediation expense in establishing a provision for those costs.
Included within the sites known to the Corporation are those sites at which the
Corporation has been identified as a potentially responsible party under the
Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

or Superfund). Under the provisions of this statute, the Corporation may be held liable for all costs of environmental remediation without regard to the legality of the Corporation's actions resulting in the contamination. In estimating its liability for remediation, the Corporation considers its likely proportionate share of the anticipated remediation expense and the ability of the other potentially responsible parties to fulfill their obligations.

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

  The Corporation has accrued its liability for environmental investigation and remediation, performance guarantees, product liability, and other litigation and claims based on management's estimate of the probable outcome of these matters.
While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the three and nine-month periods ended September 30, 1996 and 1995, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 25, 1996 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the three and nine-month periods ended September 30, 1996 and 1995, the condensed consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995, and the condensed consolidated balance sheet as of September 30, 1996. This financial information is the responsibility of the company's management.

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



Price Waterhouse LLP
Hartford, Connecticut
October 25, 1996

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

  U.S. residential housing starts increased in the third quarter and nine-month period of 1996 compared to the same periods in 1995, while commercial construction starts in the U.S. decreased in the 1996 third quarter and nine-month period compared to the same periods in 1995. U.S. commercial vacancy rates have made modest improvements from the 1992 peak.

  North American car and light truck production was higher in the 1996 third quarter but was lower for the nine-month period as compared to the 1995 periods, while European car sales were higher in the third quarter and the nine-month period of 1996.

  Worldwide airline profits continue to improve as a result of increased load factors. U.S. airlines remain disciplined with moderate expansion plans as near term profitability is used to improve financial condition from historically weak levels. Strong economic growth continues to drive new aircraft orders from the Asia Pacific region while European airline financial results and resources remain constrained near term by increasing competition, higher cost structures and privatization initiatives.

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

  The Corporation continues to reduce manufacturing costs and floor space to remain competitive.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                        RESULTS OF OPERATIONS

  Consolidated revenues and margin percentages were  as follows:

                          Third Quarter Ended       Nine Months Ended
                             September 30,            September 30,
In Millions of Dollars      1996        1995         1996        1995
Product sales          $    4,634   $   4,420   $   13,566   $  13,285
Service sales               1,274       1,184        3,692       3,411
Financing revenues and
 other income, net             31          47          116         139

Product margin %             20.5%       18.3%        19.8%       17.6%
Service margin %             37.9%       39.6%        38.8%       39.9%


  Consolidated revenues increased 5% and 3% for the third quarter and nine-month period of 1996, respectively, over the comparable periods of 1995. Foreign currency translation had an unfavorable effect on revenue; excluding this effect, consolidated revenues would have increased 7% and 4% for the third quarter and nine-month period of 1996 over the comparable 1995 periods. All segments, excluding Flight Systems, reported increased revenues in the third quarter and the nine-month period of 1996. UTC's commercial and industrial revenues increased 7% for the third quarter and nine-month period of 1996. The aerospace revenues increased 2% in the third quarter and decreased 3% for the nine-month period of 1996.

  Financing revenues and other income decreased in the third quarter of 1996 from the comparable period in the prior year, in part due to lower royalties in 1996. In addition, a gain was realized in the third quarter of 1995 on the sale of customer financing assets. Financing revenues and other income for the nine-month period of 1996 decreased from 1995 as a result of lower financing revenues in 1996 partially offset by higher interest income and joint venture income. In addition, during the second quarter of 1995, Carrier realized a gain on the sale of a 49% joint venture interest in its Arkadelphia scroll compressor plant.

  Product margin as a percentage of sales increased 2.2 percentage points in the third quarter of 1996, compared to the same period of 1995, with all segments experiencing improvements. Service margins as a percentage of sales decreased 1.7 percentage points in the third quarter of 1996, compared to the same period of 1995, with Otis, Carrier, Pratt & Whitney and Flight Systems experiencing declines. Product margin as a percentage of sales increased 2.2 percentage points in the nine-month period compared to last year primarily as a result of improved margin percentages at Pratt & Whitney, Carrier, and Flight Systems. Service margins as a percentage of sales decreased 1.1 percentage points in the nine-month period compared to last year with Otis, Carrier, Pratt & Whitney and Flight Systems all experiencing declines.

  Research and development expenses increased $19 million (8%) and $92 million
(13%) in the third quarter and nine-month period of 1996, respectively, compared to 1995.  The increase for the nine-month period occurred in all segments, but principally in Pratt & Whitney's general aviation, government, and power generation businesses.  As a percentage of sales, research and development was
4.6% in the third quarter and nine-month period of 1996 compared to 4.5% and
4.2% in the corresponding periods of 1995. Research and development expenses in

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

1996 are expected to increase from the spending level of 1995, but should remain between 4% and 5% of sales.

  Selling, general and administrative expenses in the third quarter and nine-month period of 1996 increased $66 million (10%) and $157 million (8%) over the 1995 comparable periods. As a percentage of sales, these expenses increased to 12.0% from 11.5% in the third quarter primarily due to higher expenses in all segments and higher expenses for incentive based compensation plans. For the nine-month period these expenses increased to 12.2% from 11.6% for the same reasons as in the third quarter as well as lower sales at Flight Systems.

  Revenues and operating profits of the Corporation's principal business segments for the third quarter and nine-month period ended September 30, 1996 and 1995 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
                         1996     1995     1996     1995    1996   1995
Third Quarter Ended
September 30,
  Otis                $  1,382 $  1,323 $   132  $   130    9.6%   9.8%
  Carrier                1,588    1,462     159      144   10.0%   9.8%
  Automotive               738      687      42       35    5.7%   5.1%
  Pratt & Whitney        1,582    1,521     164      131   10.4%   8.6%
  Flight Systems           682      688      51       40    7.5%   5.8%

Nine Months Ended
September 30,
  Otis                $  4,086 $  3,858 $   378  $   364    9.3%   9.4%
  Carrier                4,547    4,122     369      303    8.1%   7.4%
  Automotive             2,343    2,234     143      148    6.1%   6.6%
  Pratt & Whitney        4,531    4,507     464      383   10.2%   8.5%
  Flight Systems         1,966    2,204     161      144    8.2%   6.5%


  Otis segment revenues for the third quarter and nine-month period of 1996 were 4% and 6% higher than the comparable periods of 1995. Excluding the unfavorable impact of foreign currency translation, 1996 revenues would have increased 9% for the third quarter and nine-month period of 1996 over 1995 with all geographic regions showing an increase.

  Operating profits at Otis increased $2 million (2%) and $14 million (4%) in the third quarter and nine-month period of 1996 compared to 1995. Excluding the effect of foreign currency translation, Otis' operating profits would have increased 6% and 7% for the third quarter and nine-month period of 1996. North American, Latin American and Asian regions showed an increase in the third quarter and nine-month period of 1996 compared to last year.

  Carrier segment revenues for the third quarter and nine-month period of 1996 were 9% and 10% higher than the comparable periods of 1995. There was minimal foreign currency translation impact in either period. Revenues for the third quarter and nine-month period increased in all geographic regions with particular strength in the North American and Asia Pacific regions. Carrier Transicold revenues declined in the third quarter of 1996 compared to 1995 due to softness in the transport refrigeration market.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Operating profits at Carrier increased $15 million and $66 million in the third quarter and nine-month period of 1996 compared to 1995, with foreign currency translation having little effect. Improvements were driven by strong demand for residential and commercial air conditioning in North America and continued growth in the Asia Pacific region. Carrier Transicold operating profit declined in the third quarter of 1996 compared to 1995.

  Automotive segment revenues increased 7% and 5% in the third quarter and nine-month period of 1996 as compared to 1995. The increase in revenues was principally the result of higher UTA vehicle content in North America and higher volumes in Europe.

  Operating profits at the Automotive segment increased $7 million in the third quarter, despite a weakness in the Interiors business due to continuing manufacturing problems and higher costs to implement turn around actions. Operating profits decreased $5 million for the nine-month period of 1996 compared to the same period in 1995. Excluding the costs associated with the agreement reached with Ford Motor Company regarding UT Automotive's participation in the costs of a Ford recall program in the second quarter of 1996, operating profits for the nine-month period of 1996 would have been higher as compared to 1995.

  Pratt & Whitney revenues increased 4%, and 1% in the third quarter and nine-month period of 1996 as compared to 1995. Revenues for the 1996 third quarter and nine-month period reflect the impact of the change in classification of sales associated with Pratt & Whitney's strategic alliances and related collaborative arrangements on its engine programs as described in the accompanying Notes to Condensed Consolidated Financial Statements. This reclassification does not affect operating profits or assets. While 1995 amounts have not been reclassified, the impact would have been a reduction of revenues and cost of sales for the third quarter and nine-month period of 1995 of approximately $100 million and $300 million, respectively. The third quarter and nine-month period of 1996 benefited from increases in the commercial after-market, general aviation and government businesses.

  Operating profits for Pratt & Whitney for the third quarter and nine-month period of 1996 increased $33 million and $81 million over the comparable periods of 1995. The increase reflects continued margin improvements in the commercial, general aviation and government businesses, more than offsetting planned increases in research and development spending and higher selling, general and administrative expenses.

  Flight Systems revenues decreased 1% and 11% in the third quarter and nine-month period of 1996 compared to 1995. Revenue decline in the nine-month period of 1996 was the result of fewer helicopter shipments as compared to 1995.

  Operating profits for Flight Systems increased $11 million and $17 million in the third quarter and nine-month period of 1996 compared to 1995. Third quarter results reflect improved operating profit at both Hamilton Standard and Sikorsky. Nine-month results reflect continuing operating profit at Hamilton Standard partially offset by lower 1996 helicopter volume at Sikorsky. In addition, 1995 results include costs associated with selling the wafer fabrication facility of Hamilton Standard's Microelectronics Center.

  Interest expense decreased $3 million and $18 million in the third quarter and nine-month period of 1996, to $54 million and $168 million, respectively. This decrease is mainly due to a reduced average borrowing level during the nine-month period compared to last year as the Corporation continues to retire or extinguish debt with its improved cash flow.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  The effective tax rate for the nine month period of 1996 was 33.7%, compared to an effective tax rate of 34.8% for the nine-month period of 1995. The Corporation has continued to reduce its effective income tax rate by implementing tax reduction strategies.

                   FINANCIAL POSITION AND LIQUIDITY

  Management assesses the Corporation's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, adequate bank lines of credit, and financial flexibility to attract long-term capital on satisfactory terms.

  Set forth below is selected key cash flow data:

                                                   Nine Months Ended
                                                     September 30,
In Millions of Dollars                             1996          1995
Operating Activities
  Net Cash Flows from Operating Activities   $     1,549   $     1,514

Investing Activities
  Capital expenditures                              (474)         (486)
  Acquisitions of business units                    (193)         (151)
  Dispositions of business units                      37           103
  Decrease in customer financing assets, net          59           276

Financing Activities
  Common Stock repurchase                           (274)         (215)
  Decrease in total debt                            (198)         (379)
  Decrease in net debt                              (557)         (897)


  Cash flows from operating activities were $1,549 million during the first nine months of 1996 compared to $1,514 million for the corresponding period of 1995. The improvement resulted primarily from improved operating performance.

  Cash flows from investing activities were a use of funds of $464 million during the first nine months of 1996 compared to a use of $208 million in the corresponding period of 1995. Capital expenditures in the nine-month period of 1996 were $474 million, a $12 million decrease from the corresponding period of 1995. The Corporation expects 1996 full year capital spending to be comparable to 1995. During the first nine months of 1996, the Corporation invested $193 million for the acquisition of business units, including the purchase of a United Kingdom elevator company by Otis and UT Automotive's ownership increase in a European subsidiary in the second quarter and the purchase of a European transportation air conditioning company by Carrier in the third quarter. Cash flows from customer financing activities are lower in the nine-month period of 1996, compared to 1995, due to the sale of customer financing assets which occurred in 1995. While the Corporation expects that changes in customer financing assets in 1996 will be a net source of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft at September 30, 1996 was $1.3 billion.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  The Corporation repurchased $274 million of common stock, representing 2.6 million shares, in the first nine months of 1996 under previously announced stock repurchase programs. Share repurchase continues to be a significant use of the Corporation's strong cash flows and serves to offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

  In September, the Corporation executed an in-substance defeasance of $67 million of its 8.25% and 8.3% Medium-Term Notes due in December 1999. The Corporation deposited U.S. Government securities into an irrevocable trust to cover the interest and principal payments on the debt. For financial reporting purposes, the debt has been considered extinguished and the loss on these transactions, which was immaterial, is included in Financing revenues and other income, net. The total of in-substance defeasances and repurchases of debt is $214 million for the nine-month period.

  Other selected financial data is as follows:

                                 September 30, December 31, September 30,
In Millions of Dollars               1996          1995         1995
Cash and cash equivalents        $    1,259   $      900    $      904
Total debt                            1,843        2,041         2,064
Net debt (total debt less cash)         584        1,141         1,160
Shareowners' equity                   4,260        4,021         3,952
Debt-to-total capitalization           30.2%        33.7%         34.3%
Net debt-to-total capitalization       12.1%        22.1%         22.7%


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

  On October, 25 1996, the Corporation sold UT Automotive's steering wheels business for $140.5 million. A pre-tax gain of approximately $78 million will be recognized in the fourth quarter of this year.

  Management is currently evaluating a number of cost reduction and other actions which are intended to enhance the competitiveness and profitability of the company. These actions may include the consolidation of certain production facilities and other fourth quarter charges.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


SAFE HARBOR STATEMENT

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

Item 1.   Legal Proceedings


The Corporation's Report on Form 10Q for the quarter ended June 30, 1996 disclosed Texas state court litigation (Chromalloy Gas Turbine Corporation v. United Technologies Corporation, 95 CI-12541), which case was then in expert discovery and scheduled for jury trial. The jury trial in this matter commenced on August 26, 1996 and remains in progress.

Other than the matter discussed above, there have been no material changes in legal proceedings during the third quarter of 1996. (For a description of previously reported legal proceedings, refer to Part I, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1995 and to Part II, Item 1 - Legal Proceedings of the Corporation's Reports on Form 10Q for the quarters ended March 31, 1996 and June 30, 1996.)

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (11)  Computation of per share earnings
  (12)  Computation of ratio of earnings to fixed charges
  (15)  Letter re unaudited interim financial information

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  November 8, 1996       By:  /s/  STEPHEN F. PAGE
                                  Stephen F. Page
                                  Executive Vice President and
                                  Chief Financial Officer


Dated:  November 8, 1996       By:  /s/  JAY L. HABERLAND
                                  Jay L. Haberland
                                  Vice President and Controller


Dated:  November 8, 1996       By:  /s/  WILLIAM H. TRACHSEL
                                  William H. Trachsel
                                  Vice President and Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


EXHIBIT INDEX



Exhibit 11 - Computation of per share earnings

Exhibit 12 - Computation of ratio of earnings to fixed charges

Exhibit 15 - Letter re unaudited interim financial information

Exhibit 27 - Financial data schedule (submitted electronically herewith)