Form 10-K
period 1996-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 1997-02-07
CIK 101829

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not to be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

At January 31, 1997, there were 237,346,954 shares of Common Stock outstanding; the aggregate market value of the voting Common Stock held by non affiliates at January 31, 1997 was approximately $16,554,950,042.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) United Technologies Corporation 1996 Annual Report to Shareowners, Parts I, II and IV; and (2) United Technologies Corporation Proxy Statement for the 1997 Annual Meeting of Shareowners, Part III.

                   UNITED TECHNOLOGIES CORPORATION
                   _______________________________

                        Index to Annual Report
                             on Form 10-K
                     Year Ended December 31, 1996

PART I                                                  Page

Item  1.  Business ..................................   1

Item  2.  Properties ................................   8

Item  3.  Legal Proceedings .........................   8

Item  4.  Submission of Matters to a Vote of Security
          Holders....................................   10

-----     Executive Officers of the Registrant ......   10

PART II

Item  5.  Market for the Registrant's Common Equity
          and Related Stockholder Matters ...........   12

Item  6.  Selected Financial Data ...................   12

Item  7.  Management's Discussion and Analysis of
          Results of Operations and Financial
          Position ..................................   12

Item  8.  Financial Statements and Supplementary
          Data ......................................   12

Item  9.  Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure ................................   12

PART III

Item 10.  Directors and Executive Officers of the
          Registrant ................................   12

Item 11.  Executive Compensation ....................   12

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management .....................   13

Item 13.  Certain Relationships and Related
          Transactions ..............................   13

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K .......................   13

Item 1.    Business

   United Technologies Corporation was incorporated in Delaware in 1934.
Growth has been enhanced by acquisitions and by the internal growth of existing businesses of the Corporation*.

   Management's Discussion and Analysis of the Corporation's Results of Operations for 1996 compared to 1995, and for 1995 compared to 1994, and its Financial Position at December 31, 1996 and 1995, and Selected Financial Data for each year in the five year period ended December 31, 1996 are set forth on pages 21 through 27 of the Corporation's 1996 Annual Report to Shareowners. Whenever reference is made in this report to specific pages in the 1996 Annual Report to Shareowners, such pages are incorporated herein by reference.

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

Otis              --Otis elevators, escalators and service

Carrier           --Carrier heating, ventilating, air conditioning,
                    and transport and commercial refrigeration equipment and service

Automotive        --Automotive components and systems

Pratt & Whitney   --Pratt & Whitney engines, service and space
                    propulsion

Flight Systems    --Sikorsky helicopters, parts and service
                  --Hamilton Standard engine controls, environmental
                    controls, propellers and other flight systems

   Business segment financial data for the years 1994 through 1996 is included in Note 15 of Notes to Consolidated Financial Statements on pages 41 through 43 of the Corporation's 1996 Annual Report to Shareowners.

             Description of Business by Industry Segment

   The following description of the Corporation's business by industry segment should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Position appearing in the Corporation's 1996 Annual Report to Shareowners, especially the information contained therein under the heading "Business Environment".

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

   Otis provides maintenance services for a substantial portion of the elevators and escalators which it sells and also services elevators and escalators of other manufacturers. Otis conducts its business principally through various affiliated companies worldwide. In some cases, consolidated affiliates have significant minority interests. In addition, Otis continues to invest in emerging markets in Central and Eastern Europe (such as Russia and Ukraine) and Asia (such as the People's Republic of China). These investments carry a higher level of currency, political and economic risk than investments in developed markets.

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

   Revenues generated by Otis' international operations were approximately 85 percent of total Otis segment revenues in 1996 and 1995. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying currency, political and economic risks.

   At December 31, 1996, the Otis business backlog amounted to $3,718 million as compared to $3,644 million at December 31, 1995. Of the total business backlog at December 31, 1996, approximately $3,431 million is expected to be realized as sales in 1997.

Carrier

   Carrier is the world's largest manufacturer of heating, ventilating and air conditioning (HVAC) systems and equipment. Carrier also participates in the commercial and transport refrigeration businesses.

   The products manufactured by Carrier include chillers and airside equipment, commercial unitary systems, residential split systems (cooling only and heat pump), duct-free split systems, transport refrigeration equipment, window and portable room air conditioners and furnaces.

   Carrier continues to invest in emerging markets primarily in Asia (such as the People's Republic of China). These investments carry a higher level of currency, political and economic risk than investments in developed markets. Carrier's business is subject to changes in economic, industrial, international and climate conditions, including possible changes in interest rates, which could affect the demand for HVAC systems and equipment; changes in legislation and government regulations, including those relating to refrigerants and their effect on global environmental conditions; changes in technology; changes in construction starts; and competition from a large number of companies, including other major domestic and foreign manufacturers. The principal methods of competition are delivery schedule, product performance, price, service and other terms and conditions of sale.

   Carrier's products and services are sold principally to builders and building contractors and owners. Sales are made both directly to the customer and by or through manufacturers' representatives, distributors, dealers, individual wholesalers and retail outlets.

   Revenues generated by Carrier's international operations, including U.S. export sales, were approximately 55 percent of total Carrier segment revenues in 1996 and 1995. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying currency, political and economic risks.

   At December 31, 1996, the Carrier business backlog amounted to $960 million, as compared to $926 million at December 31, 1995. Substantially all of the business backlog at December 31, 1996 is expected to be realized as sales in 1997.

Automotive

   The Corporation's Automotive business is conducted through United Technologies Automotive, Inc. ("UTA"). UTA is a leading independent supplier of automotive electrical distribution systems in both North America and Europe. Also, UTA is a leading independent supplier in North America of modular headliners, door trim assemblies, vehicle remote entry systems, and fractional horsepower DC electric motors used in automotive applications. UTA competes worldwide to sell products to automotive manufacturers.

   UTA also produces other products such as interior trim (instrument panels, sun visors, armrests, package trays and consoles), mirrors, thermal and acoustical barriers, airbag covers, electronic controls and modules, relays, interior lighting systems, switches, terminals and connectors, windshield wiper systems, and electrical starters for commercial applications. In the fourth quarter of 1996 UTA sold its steering wheels business.

   Sales to the major domestic automotive manufacturers are made against periodic short-term releases issued by the automotive manufacturers under contracts generally awarded for a particular car or light truck model. To serve its worldwide customer base, UTA maintains over 120 principal facilities in North America, Europe, Asia and South America.

   In 1996, sales to Ford Motor Company were $1,224 million, or approximately
38 percent of total UTA revenues. In 1995 and 1994, sales to Ford Motor Company were $1,238 million (approximately 40 percent of total UTA revenues) and $1,004 million (approximately 37 percent of total UTA revenues), respectively.

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

   Revenues generated by UTA's international operations, including U.S. export sales (excluding revenues from certain non-U.S. operations which manufacture exclusively for the U.S. market), were approximately 35 percent of total Automotive segment revenues in 1996 and 1995. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying currency, political and economic risks.

   At December 31, 1996, the UTA business backlog amounted to $774 million as compared to $703 million at December 31, 1995. Substantially all of the business backlog at December 31, 1996 is expected to be realized as sales in 1997.

Aerospace and Defense Businesses

    The Corporation's aerospace and defense businesses are conducted through its Pratt & Whitney and Flight Systems business segments. These business segments are subject to rapid changes in technology; lengthy and costly development cycles; the effects of the continuing consolidation within the aerospace and defense industry; heavy dependence on a small number of products and programs; changes in legislation and in government procurement and other regulations and procurement practices; procurement preferences and policies of some foreign customers which require in-country manufacture through co-production, offset programs

(where in-country purchases and financial support projects are required as a condition to obtaining orders), joint ventures and production sharing, licensing or other arrangements; substantial competition from major domestic manufacturers and from foreign manufacturers whose governments sometimes give them direct and indirect research and development, marketing subsidies and other assistance for their commercial products; and changes in economic, industrial and international conditions.

   The principal methods of competition in the Corporation's aerospace and defense businesses are price, product performance, service, delivery schedule and other terms and conditions of sale, including fleet introductory allowances and performance and operating cost guarantees, and the participation by the Corporation and its finance subsidiaries in customer financing arrangements in connection with sales of commercial jet engines and helicopters. Fleet introductory allowances are financial incentives offered by the Corporation to airline customers in order to make engine sales which lead, in turn, to the sale of parts and services.

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

Pratt & Whitney

   Pratt & Whitney is one of the world's leading producers and service providers for large turbofan (jet) engines and jet engine parts for commercial and military aircraft and small gas turbine engines and parts for business and regional/commuter aircraft. Pratt & Whitney provides overhaul and repair services and fleet management services for many models of commercial and military jet and gas turbine engines. In addition, Pratt & Whitney produces propulsion systems and solid rocket boosters for the United States Air Force ("USAF") and the National Aeronautics and Space Administration ("NASA") and provides land based power generation equipment.

   Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, and the U.S. and foreign governments. Pratt & Whitney sales in the U.S. and Canada are made directly to the customer and, to a limited extent, through independent distributors. Other export sales are made with the assistance of an overseas network of independent foreign representatives. Sales to the Boeing Company ("Boeing"), Airbus Industrie ("Airbus") and McDonnell Douglas Corporation ("Douglas"), consisting primarily of commercial aircraft jet engines, amounted to approximately 23 percent of total Pratt & Whitney revenues in 1996. Pratt & Whitney's major competitors are the aircraft engine businesses of General Electric Company ("GE") and Rolls-Royce plc.

   Pratt & Whitney currently produces three families of large commercial jet engines; the JT8D-200, the PW2000 series and the PW4000 series. Pratt & Whitney's JT8D-200 powers the Douglas MD-80 aircraft. Applications for the PW2000 series include the Boeing 757-200/PF aircraft. Pratt & Whitney's PW4000 engine family powers the Airbus A310-300, A300-600 and A330-300 series; Boeing's 747-400, 767-200/-300 and 777-200 aircraft; and Douglas' MD-11.

   International Aero Engines AG, a Swiss corporation in which Pratt & Whitney has a 33 percent interest, manufactures the V2500 engine. Applications for the V2500 engine include Airbus' A319, A320 and A321 aircraft and Douglas' MD-90.

   In the case of most commercial aircraft today, aircraft manufacturers offer their customers a choice of engines, giving rise to substantial competition among engine manufacturers at the time of the sale of aircraft. This competition has become increasingly intense particularly where new commercial airframe/engine combinations are first introduced to the market and into the fleets of individual airlines. Financial incentives granted by engine suppliers, and performance and operating cost guarantees on their part, are frequently important factors in such sales and can be substantial. (For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 1, 3, 13 and 14 of Notes to Consolidated Financial Statements at pages 32 to 33 and 39 to 41 of the Corporation's 1996 Annual Report to Shareowners.)

   In view of the global nature of the commercial aircraft industry and the risk and cost associated with launching new engine development programs, Pratt & Whitney has developed strategic alliances and collaboration arrangements on commercial engine programs. At December 31, 1996, other participants in these alliances represented 29 percent of the PW2000 program, 22 percent of the PW4000 program, 31 percent of the PW4084 and PW4090 programs, and 29 percent of the PW4098 program.

   GE-P&W Engine Alliance, LLC, an alliance between GE Aircraft Engines and Pratt & Whitney where Pratt & Whitney has a 50 percent interest, was formed during 1996 to develop, market and manufacture a new jet engine that is intended to power super-jumbo aircraft.

   Pratt & Whitney currently produces two military aircraft engines, the F100 (powering F-15 and F-16 fighter aircraft) and the F117 (powering C-17 transport aircraft). All of Pratt & Whitney's F100 and F117 sales contracts are with the USAF or with foreign governments.

   Pratt & Whitney is under contract with the USAF to develop the F119 engine, the only anticipated source of propulsion for the two-engine F-22 fighter aircraft being developed by Lockheed Martin Corporation ("Lockheed Martin") and Boeing. The F-22 is scheduled for its first flight in May 1997. In addition, the Department of Defense selected two weapon systems contractors, Boeing and Lockheed Martin, to proceed into the next phase of the Joint Strike Fighter program development. Both companies have selected derivatives of Pratt & Whitney's F119 engine as their engine of choice to provide power for the Joint Strike Fighter demonstration aircraft. Management cannot predict with certainty whether, when, and in what quantities Pratt & Whitney will produce F119 engines.

   Pratt & Whitney Space Propulsion Division (``SPD'') produces hydrogen fueled rocket engines and pumps for the U.S. Government and, together with NPO Energomash, is developing a new RD-180 booster engine for two launch vehicles being marketed by Lockheed Martin. Chemical Systems, a unit of SPD, manufactures propulsion systems and booster motors for several U.S. military launch vehicles and missiles. SPD's USBI unit provides services for the NASA shuttle solid rocket booster.

   Gas turbine engines manufactured by Pratt & Whitney Canada, including various turbo prop and turbo shaft engines, are used in a variety of aircraft including six to eighty passenger business and regional airline aircraft and light and medium helicopters.

   Revenues from Pratt & Whitney's international operations, including U.S. export sales, were approximately 54 percent and 53 percent of total Pratt & Whitney segment revenues in 1996 and 1995, respectively. Such operations are subject to local government regulations as well as to varying political and economic risks.

   During 1996, the Corporation revised its method of calculating Pratt & Whitney's backlog to eliminate collaboration participants' share of engine program revenues and to reduce firm orders received by the discounts granted directly to airline and other customers. At December 31, 1996, the business backlog for Pratt & Whitney amounted to $8,889 million, including $1,927 million of U.S. Government funded contracts and subcontracts. Of the total Pratt & Whitney business backlog at December 31, 1996, approximately $4,242 million is expected to be realized as sales in 1997. Pratt & Whitney's December 31, 1996 backlog calculated under the previous method of presentation would have amounted to $10,745 million, including $1,974 million of U.S. Government funded contracts and subcontracts as compared to $9,496 million and $1,563 million, respectively, at December 31, 1995. Significant elements of Pratt & Whitney's business, such as spare parts sales for engines in service, generally have short lead times. Therefore, backlog may not be indicative of future demand. Also, since a substantial portion of the backlog for commercial customers is scheduled for delivery beyond 1997, changed economic conditions may cause customers to request that firm orders be rescheduled or canceled.

Flight Systems

   The Corporation's Flight Systems business is conducted through Sikorsky Aircraft and Hamilton Standard.

   Sikorsky is one of the world's leading manufacturers of military and commercial helicopters. Sikorsky is the primary supplier of transport helicopters to the U.S. Army. All branches of the U.S. military operate Sikorsky helicopters. Sikorsky is also producing helicopters for a variety of uses including passenger, utility/transport, cargo, anti-submarine warfare, search and rescue and heavy-lift operations. Sikorsky also supplies helicopters to foreign governments and the worldwide commercial market. Sikorsky's business base also encompasses spare parts for past and current helicopters produced by Sikorsky, and, through its subsidiary, Sikorsky Support Services, Inc., the repair and retrofit of helicopters in the U.S. military fleet. Other major helicopter manufacturers include Bell Helicopters, Eurocopter, Boeing Helicopters, McDonnell Douglas, Agusta, Westland and Mil.

   Current production programs at Sikorsky include the BLACK HAWK medium-transport helicopter for the U.S. Army and derivatives for foreign governments; the international NAVAL HAWK, a derivative of the SEAHAWK medium-sized helicopter for multiple naval missions for foreign governments; the CH-53E SUPER STALLION heavy-lift helicopter for the U.S. Marine Corps; and the S-76 intermediate-sized helicopter for executive transport, offshore oil platform support, search and rescue, emergency medical service and other utility operations.

   Although Sikorsky is under contract with the U.S. Government to deliver 60 BLACK HAWK helicopters through June 1997 (of which 30 had been delivered through December 31, 1996), declining Defense Department budgets make Sikorsky increasingly dependent upon expanding its international market position. Such sales sometimes require the development of in-country co-production programs such as the one Sikorsky operates in South Korea.

   Sikorsky is engaged in full scale development of the S-92 aircraft, a large cabin helicopter for commercial and military markets. Certification of the first S-92 is expected in the year 2000. A significant portion of the development will be carried out by companies in Brazil, the People's Republic of China, Japan, Spain and Taiwan under collaborative arrangements.

   Sikorsky is collaborating with Boeing Helicopters for the development of the U.S. Army's next generation light helicopter, the RAH-66 Comanche. The Boeing Sikorsky Team is performing under a cost reimbursement contract awarded in 1991. In December 1996, Sikorsky and Boeing signed a modification to the contract which includes additional development and testing and the fabrication of six early operational capability aircraft. The first prototype aircraft performed a successful flight in January 1996 and is undergoing further flight testing. The Corporation cannot predict whether the Comanche will go into production or predict the quantity of aircraft that ultimately may be built.

   Hamilton Standard is a global producer of a number of flight systems for both commercial and military aircraft. Major production programs include engine controls, environmental controls, flight controls and propellers. Hamilton Standard also supplies NASA's space suit/life support system and produces environmental control and thermal control systems for international space programs. Other Hamilton Standard products include fuel cell power plants, microelectronic circuitry and advanced optical systems.

   At December 31, 1996, the Flight Systems business backlog amounted to $2,606 million, including $1,646 million under funded contracts and subcontracts with the U.S. Government, as compared to $2,954 million and $1,936 million, respectively, at December 31, 1995. Of the total Flight Systems business backlog at December 31, 1996, approximately $1,885 million is expected to be realized as sales in 1997.

                Other Matters Relating to the Corporation's
                           Business as a Whole

Research and Development

   To maintain its competitive position, the Corporation spends substantial amounts of its own funds on research and development. Such expenditures, which are charged to income as incurred, were $1,122 million or 4.8 percent of total revenues in 1996, as compared with $963 million or 4.2 percent of total revenues in 1995 and $978 million or 4.6 percent of total revenues in 1994. The Corporation also performs research and development work under contracts funded by the U.S. Government and other customers. Such contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Flight Systems segment, amounted to $870 million in 1996, as compared with $871 million in 1995 and $838 million in 1994.

Contracts, Environmental and Other Matters

   Government contracts are subject to termination for the convenience of the government, in which event the Corporation normally would be entitled to reimbursement for its allowable costs incurred plus a reasonable profit. Most of the Corporation's sales are made under fixed-price type contracts; only 5 percent of the Corporation's total sales for 1996 were made under cost-reimbursement type contracts.

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

   Like other users in the U.S., the Corporation is largely dependent upon foreign sources for certain of its raw materials requirements such as cobalt (Africa), and chromium (Africa, Eastern and Central Europe and the countries of the former U.S.S.R.). To alleviate this dependence and accompanying risk, the Corporation has a number of on-going programs which include the development of new vendor sources; the increased use of more readily available materials through material substitutions and the development of new alloys; and conservation of materials through scrap reclamation and new manufacturing processes such as net shape forging.

   The Corporation has sought cost reductions in its purchases of certain other materials, components, and supplies by consolidating its purchases and reducing the number of suppliers. In some instances the Corporation is reliant upon a single source of supply. A disruption in deliveries from its suppliers, therefore, could have an adverse effect on the Corporation's ability to meet its commitments to customers. The Corporation believes that it has appropriately balanced the risks against the costs of sustaining a greater number of suppliers.

   The Corporation does not foresee any unavailability of materials, components, or supplies which will have any material adverse effect on its overall business, or on any of its business segments, in the near term.

   While the Corporation's patents, trademarks, licenses and franchises are cumulatively important to its business, the Corporation does not believe that the loss of any one or group of related patents, trademarks, licenses or franchises would have a material adverse effect on the overall business of the Corporation or on any of its business segments.

   The Corporation does not anticipate that compliance with federal, state and local provisions relating to the protection of the environment will have a material adverse effect upon its capital expenditures, competitive position, financial position or results of operations. (Environmental matters are the subject of certain of the Legal Proceedings described in Item 3 below, and are further addressed in "Management's Discussion and Analysis of Results of Operations and Financial Position" at page 26 and Note 14 of Notes to Consolidated Financial Statements at page 41 of the Corporation's 1996 Annual Report to Shareowners.)

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

Employees

   At December 31, 1996, the Corporation's total employment was approximately 173,800.

Item 2.    Properties

   The Corporation's fixed assets include the plants and warehouses described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The Corporation's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Corporation considers the present level of fixed assets capitalized as of December 31, 1996, suitable and adequate for the respective industry segments' operations in the current business environment. The following square footage numbers are approximations:

   At December 31, 1996, the Corporation operated (a) plants in the U.S. which had 33.1 million square feet, of which 5 million square feet were leased; (b) plants outside the U.S. which had 20.1 million square feet, of which 2.4 million square feet were leased; (c) warehouses in the U.S. which had 4.2 million square feet, of which 2.7 million square feet were leased; and (d) warehouses outside the U.S. which had 5.2 million square feet, of which 3.3 million square feet were leased.

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

Item 3.    Legal Proceedings

   In June 1992, the Department of Justice filed a Civil False Claims Act complaint in the United States District Court for the District of Connecticut, No. 592CV375, against Sikorsky Aircraft alleging that the government was overcharged by nearly $4 million in connection with the pricing of parts supplied for the reconditioning of the Navy's Sea King helicopter. The Complaint seeks treble damages plus a $10,000 penalty for each false claim submitted. Trial is scheduled for July 1997.

   The Corporation's Pratt & Whitney unit was advised that it is no longer the subject of a Department of Justice investigation relating to its government contracts accounting practices for aircraft engine parts produced by foreign companies under certain commercial engine collaboration programs. With respect to these issues, however, the Department of Defense has issued a contracting officer's "final decision", which states that the Corporation failed to comply with various accounting requirements incorporated in its contracts with the government. The final decision covered years from 1984-95, inclusive, and claimed contract damages of $260.3 million, of which $102.7 million is interest. The Corporation believes its accounting practices comply with contract requirements and has not changed its accounting practices in response to the government's claim. On December 24, 1996, the Corporation filed a notice of appeal with the Armed Services Board of Contract Appeals. The government has reserved its right to file additional claims for 1996 (and later years if the accounting practices are unchanged) plus additional interest.

   In April 1995, the Department of Justice filed a Civil False Claims Act complaint against the Corporation in the United States District Court for the Southern District of Florida, No. 95-8251, alleging misuse of $10 million of foreign military financing funds. The complaint seeks treble damages plus a $10,000 penalty for each false claim submitted.

   The Justice Department continues to investigate alleged violations of law in connection with marketing and sale of helicopters and related services to the Government of the Kingdom of Saudi Arabia. The Corporation has responded to a grand jury subpoena requesting documents in connection with this matter, and several current and former employees and business associates have been interviewed.

   In November 1996, a jury reached a verdict in Chromalloy Gas Turbine Corporation v. United Technologies Corporation, No. 95-CI-12541, a Texas state action which was instituted by Chromalloy in August of 1995. The jury found that Pratt & Whitney did not monopolize any relevant market but did willfully attempt to monopolize an unspecified market. It found, however, that Chromalloy
suffered neither monetary damage nor irreparable injury.    Chromalloy has
requested an injunction and moved for judgment in its favor notwithstanding the verdict.

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

   The Corporation has incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. The Corporation believes that any payments it may be required to make as a result of these claims will not have a material effect upon the capital expenditures, competitive or financial position, or results of operations of the Corporation. The Corporation has had liability and property insurance in force over its history with a number of insurance companies, and the Corporation has commenced litigation seeking indemnity and defense under these insurance policies in relation to its environmental liabilities. Settlements to date, which have not been material, have been recorded upon receipt. While the litigation against the Corporation's historic liability insurers has concluded, it is expected that the case against the Corporation's property insurers will last several years. (For information regarding the matters discussed in this paragraph, see "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Position at page 26 and Note 14 of the Notes to Consolidated Financial Statements at page 41 of the Corporation's 1996 Annual Report to Shareowners.)

Item 4.    Submission of Matters to a Vote of Security Holders

   No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 1996.

-----            Executive Officers of the Registrant

   The executive officers of United Technologies Corporation, together with the offices in United Technologies Corporation presently held by them, their business experience since January 1, 1992, and their ages, are as follows:

                                       Other Business            Age
Name             Title                 Experience                2/1/97
                                       Since 1/1/92

Jonathan W.      Vice President,       Principal - Morgan        40
Ayers            Strategic Planning    Stanley Corporate
                 (since 1995)          Finance

Norman R.        Senior Vice           President, UT             54
Bodine           President             Automotive; President,
                 (since 1997)          Electrical Systems &
                                       Components; President,
                                       Automotive Products
                                       Division, UT Automotive

Eugene Buckley   President, Sikorsky   President, Sikorsky       66
                 Aircraft Corporation  Aircraft Division
                 (since 1995)

William L.       Senior Vice           Vice President, Human     54
Bucknall, Jr.    President, Human      Resources &
                 Resources &           Organization, United
                 Organization          Technologies
                 (since 1992)          Corporation

Kevin G. Conway  Vice President,       Director of Taxes,        48
                 Taxes                 United Technologies
                 (since 1995)          Corporation

Mark S. Coran    Executive Vice                                  53
                 President,                 -------
                 Operations, Pratt &
                 Whitney (since 1991)

Robert F.        Chairman (since       Chief Executive Officer;  63
Daniell          1987)                 President and Chief
                                       Operating Officer

George David     President and Chief   President and Chief       54
                 Executive Officer     Operating Officer;
                 (since 1994)          Executive Vice President
                                       and President,
                                       Commercial/Industrial

C. Scott Greer   President, UT         President, Chief          46
                 Automotive            Operating Officer
                 (since 1997)          Echlin, Inc.

Bruno Grob       President, European   President, Otis France    47
                 &
                 Transcontinental
                 Operations
                 Otis Elevator (since
                 1992)

                                       Other Business            Age
Name             Title                 Experience                2/1/97
                                       Since 1/1/92

Jay L.           Vice President-       Director, Internal        46
Haberland        Controller            Audit;
                 (since 1996)          Vice President, Finance,
                                       Commercial & Industrial
                                       Group
                                       The Black & Decker
                                       Corporation

Robert J.        Senior Vice                -------              63
Hermann          President, Science &
                 Technology (since
                 1992)

Karl J. Krapek   Executive Vice        Chairman, President and   48
                 President and         Chief
                 President, Pratt &    Executive Officer,
                 Whitney               Carrier Corporation
                 (since 1997)

Raymond P.       President, Hamilton   Executive Vice            53
Kurlak           Standard (since       President, Sikorsky
                 1995)

John R. Lord     President, Carrier    President, Carrier NAO,   53
                 Corporation           Vice President,
                 (since 1995)          Residential Products
                                       Group, Carrier NAO

Stephen F. Page  Executive Vice        Executive Vice President  57
                 President and Chief   and Chief Financial
                 Financial Officer     Officer, The Black &
                 (since 1993)          Decker Corporation

William F. Paul  Executive Vice        Senior Vice President,    60
                 President             Government Affairs
                 (since 1995)

Gilles A. H.     Vice President -      Vice President, Finance   50
Renaud           Treasurer             Carrier Corporation
                 (since 1996)

William H.       Vice President,       Vice President and        53
Trachsel         Secretary and Deputy  Deputy General Counsel
                 General Counsel
                 (since 1993)

Jean-Pierre van  President, Otis            -------              62
Rooy             Elevator
                 (since 1991)

Robert A. Wolfe  Executive Vice        Executive Vice            58
                 President, Pratt &    President, Military and
                 Whitney and           Space Aero Propulsion
                 President, Large
                 Commercial Engines
                 (since 1994)

Irving B.        Executive Vice             -------              51
Yoskowitz        President and
                 General Counsel
                 (since 1990)

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

   See "Comparative Stock Data" appearing on page 43 of the Corporation's 1996 Annual Report to its Shareowners containing the following data relating to the Corporation's Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends. All such data are incorporated by reference in this Report.

Item 6.    Selected Financial Data

   See the Five Year Summary appearing on page 21 of the Corporation's 1996 Annual Report to its Shareowners containing the following data: sales, net income, primary and fully diluted earnings per share, cash dividends on Common Stock, total assets and long-term debt. All such data are incorporated by reference in this Report.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position

   See "Management's Discussion and Analysis of Results of Operations and Financial Position" appearing on pages 22 through 27 of the Corporation's 1996 Annual Report to its Shareowners; such discussion and analysis is incorporated by reference in this Report.

Item 8.    Financial Statements and Supplementary Data

   The 1996 and 1995 Balance Sheets, and other financial statements for the years 1996, 1995 and 1994, together with the report thereon of Price Waterhouse LLP dated January 23, 1997, appearing on pages 28 through 43 in the Corporation's 1996 Annual Report to its Shareowners are incorporated by reference in this Report.

   The 1996 and 1995 Selected Quarterly Financial Data appearing on page 43 in the Corporation's 1996 Annual Report to its Shareowners are incorporated by reference in this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

Item 10.   Directors and Executive Officers of the Registrant

   The information required by Item 10 with respect to directors is incorporated herein by reference from pages 4 through 7 of the Corporation's Proxy Statement for the 1997 Annual Meeting of Shareowners. Information regarding executive officers is contained in Part I of this Report at pages 10 and 11, and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" at page 9 of the 1997 Proxy Statement.

Item 11.   Executive Compensation

   The information required by Item 11 is incorporated herein by reference from pages 15 through 22 of the Corporation's Proxy Statement for the 1997 Annual Meeting of Shareowners. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated herein by reference from pages 8 and 9 of the Corporation's Proxy Statement for the 1997 Annual Meeting of Shareowners.

Item 13.   Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated herein by reference from page 9 of the Corporation's Proxy Statement for the 1997 Annual Meeting of Shareowners.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                       Page Number
                                                       in Annual
                                                       Report

(a)  Financial Statements, Financial Statement
  Schedules and Exhibits

(1)       Financial Statements (incorporated by
            reference from the
            1996 Annual Report to Shareowners):

          Report of Independent Accountants .........  28
          Consolidated Statement of Operations for the
            Three Years                                29
               ended December 31, 1996 ..............
          Consolidated Balance Sheet--December 31,     30
            1996 and 1995 ...........................
          Consolidated Statement of Cash Flows for the
            Three Years                                31
               ended December 31, 1996 ..............
          Notes to Consolidated Financial Statements   32-43
          Selected Quarterly Financial Data            43
          (Unaudited) ...............................

                                                       Page Number
                                                       in Form 10-K

(2)       Financial Statement Schedule
          For the three years ended December 31, 1996:

          Report of Independent Accountants on
            Financial Statement .....................  S-1
          Schedule II Valuation and Qualifying
            Accounts ................................  S-2
          Consent of Independent Accountants ........  F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)       Exhibits:

          The following list of exhibits includes
          exhibits submitted with this Form 10K as filed with the SEC and those incorporated by reference to other filings.

          Exhibit Number
          3.1   Restated Certificate of Incorporation *
          3.2   Bylaws**
          4 The Corporation hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries and any unconsolidated subsidiaries.*
          10.1  United Technologies Corporation 1979 Long Term
                Incentive Plan. *

          Exhibit Number
          10.2  United Technologies Corporation Annual
                Executive Incentive Compensation Plan, as
                amended. *****
          10.3  United Technologies Corporation Disability
                Insurance Benefits for Executive Control
                Group. *
          10.4  United Technologies Corporation Executive
                Estate Preservation Program. *
          10.5  United Technologies Corporation Pension
                Preservation Plan. *
          10.6  United Technologies Corporation Senior
                Executive Severance Plan. *
          10.7  United Technologies Corporation Deferred
                Compensation Plan, as amended. *****
          10.8  Otis Elevator Company Incentive Compensation
                Plan. *
          10.9  United Technologies Corporation Directors
                Retirement Plan, as amended. *****
          10.10 United Technologies Corporation Deferred
                Compensation Plan for Non-Employee Directors.*
          10.11 United Technologies Corporation Long Term
                Incentive Plan, as amended. *****
          10.12 United Technologies Corporation Executive
                Disability, Income Protection and Standard
                Separation Agreement Plan. *
          10.13 United Technologies Corporation Directors'
                Restricted Stock/Unit Program. *
          10.14 United Technologies Corporation Board of
                Directors Deferred Stock Unit Plan. *****
          10.15 United Technologies Corporation Pension
                Replacement Plan. ***
          10.16 United Technologies Corporation Special
                Retention and Stock Appreciation Program. ****
          10.17 United Technologies Corporation Nonemployee
                Director Stock Option Plan. *****
          11    Statement re Computation of Per Share
                Earnings. #
          12    Computation of Ratio of Earnings to Fixed
                Charges. #
          13    Annual Report to Shareowners for year ended
                December 31, 1996 (except for the pages and
                information thereof expressly incorporated by
                reference in this Form 10-K, the Annual Report
                to Shareowners is provided solely for the
                information of the Securities and Exchange
                Commission and is not to be deemed "filed" as
                part of this Form 10-K). #
          21    Subsidiaries of the Registrant. #
          24    Powers of Attorney of Howard H. Baker, Jr.,
                Antonia Handler Chayes, Robert F. Daniell,
                Robert F. Dee, Charles W. Duncan, Jr., Jean-
                Pierre Garnier, Pehr G. Gyllenhammar, Gerald
                D. Hines, Charles R. Lee, Robert H. Malott,
                Frank P. Popoff, Harold A. Wagner and
                Jacqueline G. Wexler. #
          27    Financial Data Schedule. #

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

          Notes to exhibits:
          **** Incorporated by reference to Exhibit of the same number to United Technologies Corporation Form 10Q (Commission file number 1-812) for the quarter ended September 30, 1995.
          ***** Incorporated by reference to Exhibit of the same number to United Technologies Corporation Annual Report on Form 10K (Commission file number 1-812) for fiscal year ended December 31, 1995.

(b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNITED TECHNOLOGIES CORPORATION
                             (Registrant)
                           By Stephen F. Page,
Date:  February 7, 1997    Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature                  Title                 Date

/s/ GEORGE DAVID           President and Chief   February 7, 1997
(George David)             Executive Officer;
                           Director

/s/ JAY L. HABERLAND       Vice President -      February 7, 1997
(Jay L. Haberland)         Controller


/s/ STEPHEN F. PAGE        Executive Vice        February 7, 1997
(Stephen F. Page)          President
                           and Chief Financial
                           Officer

ROBERT F. DANIELL *        Chairman, Director)
(Robert F. Daniell)

HOWARD H. BAKER, JR. *     Director   )
(Howard H. Baker, Jr.)

ANTONIA HANDLER CHAYES *   Director   )
(Antonia Handler Chayes)

ROBERT F. DEE *            Director   )
(Robert F. Dee)

CHARLES W. DUNCAN, JR. *   Director   )
(Charles W. Duncan, Jr.)

JEAN-PIERRE GARNIER *      Director   )
(Jean-Pierre Garnier)

PEHR G. GYLLENHAMMAR *     Director   )    *By:/s/William H. Trachsel
(Pehr G. Gyllenhammar)                       (William H. Trachsel)
                                             Attorney-in Fact
                                             Date:  February 7, 1997

Signature                  Title                 Date

GERALD D. HINES *          Director   )
(Gerald D. Hines)

CHARLES R. LEE *           Director   )
(Charles R. Lee)

ROBERT H. MALOTT *         Director   )
(Robert H. Malott)

FRANK P. POPOFF *          Director   )          *By:/s/William H.
(Frank P. Popoff)                                  (William H. Trachsel)
                                                   Attorney-in Fact
HAROLD A. WAGNER *         Director   )            Date:  February 7, 1997
(Harold A. Wagner)

JACQUELINE G. WEXLER *     Director   )
(Jacqueline G. Wexler)

/s/ KARL J. KRAPEK         Executive Vice        February 7, 1997
(Karl J. Krapek)           President, Director

               REPORT OF INDEPENDENT ACCOUNTANTS ON

                   FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
 of United Technologies Corporation


     Our audits of the consolidated financial statements referred to in our report dated January 23, 1997 appearing on page 28 of the 1996 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP
Hartford, Connecticut
January 23, 1997

                                                           SCHEDULE II

           UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           Schedule II - Valuation and Qualifying Accounts
                 Three Years Ended December 31, 1996
                        (Millions of Dollars)


Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 1993                              $       466
  Provision charged to income                                  107
  Doubtful accounts written off (net)                          (52)
  Other adjustments                                            (12)

Balance December 31, 1994                                      509
  Provision charged to income                                    1
  Doubtful accounts written off (net)                          (88)
  Other adjustments                                              8

Balance December 31, 1995                                      430
  Provision charged to income                                   40
  Doubtful accounts written off (net)                          (57)
  Other adjustments                                             (1)

Balance December 31, 1996                              $       412


Future Income Tax Benefits - Valuation Allowance:

Balance December 31, 1993                              $       297
  Additions charged to income tax expense                      109
  Reductions credited to income tax expense                    (51)

Balance December 31, 1994                                      355
  Additions charged to income tax expense                       49
  Reductions credited to income tax expense                    (52)

Balance December 31, 1995                                      352
  Additions charged to income tax expense                       30
  Reductions credited to income tax expense                    (48)

Balance December 31, 1996                              $       334



              CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-46916, 33-40163, 33-34320, 33-31514, 33-29687 and 33-6452) and in the Registration
Statements on Form S-8 (Nos. 33-57769, 33-45440, 33-11255, 33-26580, 33-
26627, 33-28974, 33-51385, 33-58937, and 2-87322) of United Technologies
Corporation of our report dated January 23, 1997 appearing on page 28 of the 1996 Annual Report to Shareowners which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page S-1 of this Form 10-K.




Price Waterhouse LLP
Hartford, Connecticut
February 7, 1997