Form 10-Q
period 1997-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 1997-04-25
CIK 101829

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.
                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 1997



                                  OR



      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to________________


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

At March 31, 1997 there were 236,888,815 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                     Quarter Ended March 31, 1997



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the quarters ended March
       31, 1997 and 1996                                         1
     Condensed Consolidated Balance Sheet at March
       31, 1997 and December 31, 1996                            2
     Condensed Consolidated Statement of Cash
       Flows for the quarters ended March 31,
       1997 and 1996                                             3
     Notes to Condensed Consolidated Financial
       Statements                                                4
     Report of Independent Accountants                           7

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position                8

Part II - Other Information

  Item 1. Legal Proceedings                                     15

  Item 6. Exhibits and Reports on Form 8-K                      15

Signatures                                                      16

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                                 Quarter Ended
                                                                   March 31,
In Millions of Dollars (except per share amounts)             1997           1996
Revenues:
   Product sales                                       $      4,645   $      4,159
   Service sales                                              1,241          1,189
   Financing revenues and other income, net                      48             44
                                                              5,934          5,392
Costs and expenses:
   Cost of products sold                                      3,760          3,379
   Cost of services sold                                        776            729
   Research and development                                     271            250
   Selling, general and administrative                          702            683
   Interest                                                      48             58
                                                              5,557          5,099
Income before income taxes and minority interests               377            293
   Income taxes                                                 124             99
   Minority interests                                            29             30
Net Income                                             $        224   $        164

Earnings per share of common stock and common stock
   equivalents                                         $        .86   $        .62
Dividends per share of common stock                    $        .31   $       .275

Average common and equivalent shares outstanding
   (in thousands)                                           259,438        262,596


See Accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                          March 31,     December 31,
In Millions of Dollars                                       1997           1996
                                                         (Unaudited)

                                Assets

Cash and cash equivalents                              $      1,265   $      1,127
Accounts receivable, net                                      3,532          3,717
Inventories and contracts in progress, net                    3,565          3,342
Future income tax benefits                                      979            946
Other current assets                                            416            479
   Total Current Assets                                       9,757          9,611

Fixed assets                                                 10,595         10,661
   Less - accumulated depreciation                           (6,340)        (6,290)
                                                              4,255          4,371
Other assets                                                  2,677          2,763

   Total Assets                                        $     16,689   $     16,745

                 Liabilities and Shareowners' Equity

Short-term borrowings                                  $        257   $        251
Accounts payable                                              2,022          2,186
Accrued liabilities                                           5,096          4,856
Long-term debt currently due                                     90             97
   Total Current Liabilities                                  7,465          7,390

Long-term debt                                                1,398          1,437
Future pension and postretirement benefit obligations         1,240          1,247
Other long-term liabilities                                   1,908          1,931

Series A ESOP Convertible Preferred Stock                       878            880
ESOP deferred compensation                                     (439)          (446)
                                                                439            434
Shareowners' Equity:
   Common Stock                                               2,383          2,345
   Treasury Stock                                            (1,770)        (1,626)
   Retained earnings                                          3,973          3,849
   Currency translation and pension liability
     adjustments                                               (347)          (262)
                                                              4,239          4,306

  Total Liabilities and Shareowners' Equity            $     16,689   $     16,745

See Accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                                 Quarter Ended
                                                                   March 31,
In Millions of Dollars                                        1997           1996
Cash flows from operating activities:
   Net income                                          $        224   $        164
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               211            209
    Change in:
     Accounts receivable                                        209            193
     Inventories and contracts in progress                     (193)          (316)
     Accounts payable and accrued liabilities                    42            (89)
    Other, net                                                   16            172
     Net Cash Flows from Operating Activities                   509            333
Cash flows from investing activities:
   Capital expenditures                                        (161)          (129)
   Acquisitions of business units                               (46)           (26)
   Dispositions of business units                                26             30
   Decrease in customer financing assets, net                    28            102
   Other, net                                                    43             16
     Net Cash Flows from Investing Activities                  (110)            (7)
Cash flows from financing activities:
   Repayments of long-term debt                                 (34)           (20)
   Increase/(decrease) in short-term borrowings, net             (6)             2
   Dividends paid on Common Stock                               (74)           (67)
   Common Stock repurchase                                     (145)           (62)
   Other, net                                                    19             11
     Net Cash Flows from Financing Activities                  (240)          (136)
Effect of foreign exchange rate changes on Cash and
  cash equivalents                                              (21)            (2)

     Net increase in cash and cash equivalents                  138            188
Cash and cash equivalents, beginning of year                  1,127            900
Cash and cash equivalents, end of period               $      1,265   $      1,088


See Accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The condensed consolidated financial statements at March 31, 1997 and for the quarters ended March 31, 1997 and 1996 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  Beginning January 1, 1997, international operating subsidiaries which had generally been included in the Condensed Consolidated Financial Statements based on fiscal years ending November 30, are now included based on fiscal years ending December 31. The change, which primarily affected the commercial and industrial businesses, was made to present the results of these operations on a
more timely basis.   December 1996 results from these international
subsidiaries, which were not significant, are included in retained earnings. As a result of this change, the pattern of 1997 quarterly results will differ from the past due in part to seasonality in some business segments. If this change had been made effective January 1, 1996, the estimated impact would have been an increase in 1996 first quarter earnings per share of $.10, with no significant impact on the full year.

  In February of 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Corporation will adopt this standard, as required, at the end of this year. Had this standard been adopted in the first quarter of 1997, the Corporation would have reported basic earnings per share of $.91.

Contingent Liabilities

  While there has been no significant change in the Corporation's material contingencies during 1997, the matters previously described in Note 14 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for calendar year 1996 are summarized below.

Environmental

  The Corporation's operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations.

  It is the Corporation's policy to accrue, in accordance with AICPA Statement of Position 96-1, environmental investigatory and remediation costs when it is probable that a liability has been incurred by the Corporation for known sites and the amount of loss can be reasonably estimated. Where no amount within a range of estimates is more likely, the minimum is accrued. Otherwise, the most likely cost to be incurred is accrued. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual site and takes into account factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites.

  Where the Corporation is not the only party responsible for the remediation of a site, the Corporation considers its likely proportionate share of the anticipated remediation expense in establishing a provision for those costs.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Included within the sites known to the Corporation are those sites at which the Corporation has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or Superfund). Under the provisions of this statute, the Corporation may be held liable for all costs of environmental remediation without regard to the legality of the Corporation's actions resulting in the contamination. In estimating its liability for remediation, the Corporation considers its likely proportionate share of the anticipated remediation expense and the ability of the other potentially responsible parties to fulfill their obligations.

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

  The Corporation has accrued its liability for environmental investigation and remediation, performance guarantees, product liability, and other litigation and claims based on management's estimate of the probable outcome of these matters.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters ended March 31, 1997 and 1996, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 23, 1997 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters ended March 31, 1997 and 1996, the condensed consolidated statement of cash flows for the quarters ended March 31, 1997 and 1996, and the condensed consolidated balance sheet as of March 31, 1997. This financial information is the responsibility of the company's management.

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

  We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein), and in our report dated January 23, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP
Hartford, Connecticut
April 23, 1997

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

  U.S. residential housing starts decreased in the first quarter of 1997 compared to the same period in 1996, while commercial construction starts in the U.S. improved over the same period in 1996. U.S. commercial vacancy rates continue to improve.

  North American car and light truck production was higher in the first quarter of 1997 as compared to the first quarter of 1996, while European car sales were flat compared to the first quarter of 1996.

  Worldwide airline profits continue to improve as a result of increased load factors and lower costs. Strong traffic growth continues to drive new aircraft orders from the U.S. and Asia Pacific regions, while European airline financial resources remain constrained in the near term by increasing competition, higher cost structures and privatization.

  The defense portion of the Corporation's aerospace businesses continues to respond to a changing global political environment. The U.S. defense industry continues to downsize and consolidate in response to continued pressure on U.S. defense spending. As a result, the Corporation has continued to reduce its reliance on U.S. defense contracts.

  The Corporation continues to reduce manufacturing costs and floor space to remain competitive.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                        RESULTS OF OPERATIONS

  Consolidated revenues and margin percentages were  as follows:

                                                      Quarter Ended
                                                        March 31,
In Millions of Dollars                               1997        1996
Product sales                                   $    4,645   $   4,159
Service sales                                        1,241       1,189
Financing revenues and
 other income, net                                      48          44

Product margin %                                      19.1%       18.8%
Service margin %                                      37.5%       38.7%


  Consolidated revenues for the first quarter of 1997 were 10% higher than the reported first quarter of 1996 with all segments, excluding Automotive, reporting increases. The 1997 first quarter increase was primarily driven by Pratt & Whitney and Flight Systems. Foreign currency translation, which reduced 1997 revenues by 2% essentially offset the impact of the change in reporting period described in the Notes to Condensed Consolidated Financial Statements.

  Product margin as a percentage of sales increased three-tenths of a percentage point in the first quarter of 1997, compared to the first quarter of 1996. Service margins as a percentage of sales decreased 1.2 percentage points in the first quarter of 1997, compared to the first quarter of 1996, with Otis, Carrier, Pratt & Whitney and Flight Systems experiencing declines.

  Research and development expenses increased $21 million (8%) in the first quarter of 1997 compared to 1996, with higher expenses in all segments, but principally Pratt & Whitney. As a percentage of sales, research and development was 4.6% in the first quarter of 1997 compared to 4.7% in the first quarter of 1996. Research and development expenses in 1997 are expected to increase from 1996, but should remain between 4% and 5% of sales.

  Selling, general and administrative expenses in the first quarter of 1997 increased $19 million (3%) over the first quarter of 1996 due to higher expenses in most segments. However, these expenses decreased as a percentage of sales, to 11.9% in the first quarter of 1997 from 12.8% in the first quarter of 1996.

  Interest expense decreased $10 million in the first quarter of 1997 to $48 million. This decrease is mainly due to a reduced average borrowing level during the first quarter compared to last year as the Corporation continues to retire or extinguish debt.

  The effective tax rate for the first quarter of 1997 was 33%, compared to an effective tax rate of 33.8% for the first quarter of 1996. The Corporation has continued to reduce its effective income tax rate by implementing tax reduction strategies.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Revenues and operating profits of the Corporation's principal business segments for the quarters ended March 31, 1997 and 1996 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
                         1997     1996     1997     1996    1997   1996
Quarter Ended
March 31,
  Otis                $  1,368 $  1,303 $   131  $   117    9.6%   9.0%
  Carrier                1,387    1,325      70       55    5.0%   4.2%
  Automotive               741      744      31       50    4.2%   6.7%
  Pratt & Whitney        1,719    1,416     182      140   10.6%   9.9%
  Flight Systems           751      638      69       49    9.2%   7.7%


  Otis segment revenues for the first quarter of 1997 were 5% higher than the reported first quarter of 1996. Foreign currency translation reduced 1997 revenues by 6%. The increase in 1997 revenues was due to increases in all geographic regions, including the impact of acquisitions made in Europe during 1996 and the change in the reporting period.

  Operating profits at Otis increased $14 million (12%) in the first quarter of 1997 compared to the reported first quarter of 1996 due to improvements at European, North American and South American operations in 1997 compared to 1996. The impact of the change in reporting period was largely offset by the effect of foreign currency translation, which reduced 1997 operating profit by 9%.

  Carrier segment revenues for the first quarter of 1997 were 5% higher compared to the reported first quarter of 1996. Foreign currency translation reduced 1997 revenues by 2%. The increase in revenues resulted from the change in the reporting period and acquisitions made primarily in Europe and Latin America during 1996, partially offset by revenue declines in North America due to softness in the large commercial chiller market, and lower revenues at Carrier Transicold.

  Operating profits at Carrier increased $15 million (27%) in the first quarter of 1997 compared to the reported first quarter of 1996. Foreign currency translation reduced 1997 operating profits by 3%. The 1997 increase was primarily due to the change in the reporting period. In addition, profits in North America improved while declining at European and Carrier Transicold operations.

  Automotive segment revenues for the first quarter of 1997 were essentially flat compared to the reported first quarter of 1996. Foreign currency translation reduced 1997 revenues by 3%. The impact of the change in the reporting period was offset by the reduction in revenues resulting from the fourth quarter 1996 sale of the Steering Wheels business.

  Reported operating profits at the Automotive segment decreased $19 million (38%) from the reported first quarter of 1996, reflecting continued performance issues at the Interiors business and ongoing customer pricing pressures. Foreign currency translation reduced 1997 operating profits by 6%.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Pratt & Whitney revenues increased 21% in the first quarter of 1997 compared to 1996. The 1997 increase reflects higher volumes in both the after-market and new engine businesses.

  Operating profits for Pratt & Whitney increased $42 million (30%) in the first quarter of 1997 compared to the first quarter of 1996, reflecting continued productivity improvements, higher after-market sales, and increased military and commercial engine shipments, partially offset by higher research and development spending.

  Flight Systems revenues increased 18% in the first quarter of 1997 compared to 1996. 1997 benefited from an increase in helicopter shipments at Sikorsky and increased revenues at Hamilton Standard.

  Operating profits for Flight Systems increased $20 million (41%) in the first quarter of 1997 compared to 1996 as a result of increased helicopter shipments at Sikorsky and continuing operating performance improvement at Hamilton Standard.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   FINANCIAL POSITION AND LIQUIDITY

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

  Set forth below is selected key cash flow data:

                                                     Quarter Ended
                                                       March 31,
In Millions of Dollars                             1997          1996
Operating Activities
  Net Cash Flows from Operating Activities   $       509   $       333

Investing Activities
  Capital expenditures                              (161)         (129)
  Acquisitions of business units                     (46)          (26)
  Dispositions of business units                      26            30
  Decrease in customer financing assets, net          28           102

Financing Activities
  Common Stock repurchase                           (145)          (62)
  Increase/(decrease) in total debt                  (40)           11
  Decrease in net debt                              (178)         (177)


  Cash flows from operating activities were $509 million during the first quarter of 1997 compared to $333 million for the reported first quarter of 1996. The improvement resulted primarily from improved operating performance.

  Cash flows from investing activities were a use of funds of $110 million during the first quarter of 1997 compared to a use of $7 million in the first quarter of 1996. Capital expenditures in the first quarter of 1997 were $161 million, a $32 million increase from the first quarter of 1996. The Corporation expects 1997 full year capital spending to be moderately higher than 1996. Cash inflows from customer financing activities are lower in the first quarter of 1997, compared to 1996. The 1996 decrease in customer financing assets includes loan repayments and asset sales. While the Corporation expects that changes in customer financing assets in 1997 will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft and related equipment at March 31, 1997 was approximately $1.0 billion.

  The Corporation repurchased $145 million of common stock, representing 2.0 million shares, in the first quarter of 1997 under previously announced stock repurchase programs. Share repurchase continues to be a significant use of the Corporation's strong cash flows and serves, in part, to offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Other selected financial data is as follows:

                                   March 31,   December 31,   March 31,
In Millions of Dollars               1997          1996         1996
Cash and cash equivalents        $    1,265   $    1,127    $    1,088
Total debt                            1,745        1,785         2,052
Net debt (total debt less cash)         480          658           964
Shareowners' equity                   4,239        4,306         4,073
Debt-to-total capitalization             29%          29%           34%
Net debt-to-total capitalization         10%          13%           19%


  The Corporation manages its worldwide cash requirements considering available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Corporation's subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. The Corporation has and will continue to transfer cash from those subsidiaries to the parent and to other international subsidiaries when it is cost effective to do so.

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

  For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, such as the economic, political, climatic, currency, regulatory, technological and competitive changes which may affect the Corporation's operations, products, and markets, see the Corporation's Securities and Exchange Commission filings, including, but not limited to, the Corporation's 1996 Annual Report on Form 10-K. See particularly Form 10-K Item I - Business, the sections entitled "Description of Business by Industry Segment" and "Other Matters Relating to the Corporation's Business as a Whole," and Form 10-K Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Position, which also may be found at pages 22 through 27 of the Corporation's 1996 Annual Report to Shareowners.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Part II - Other Information

Item 1.   Legal Proceedings


As previously reported, a jury in Chromalloy Gas Turbine Corporation v. United Technologies Corporation, No. 95-CI-12541, a Texas state action, found in November 1996 that Pratt & Whitney did not monopolize any relevant market but did willfully attempt to monopolize an unspecified market. The jury found that Chromalloy suffered neither monetary damage nor irreparable injury. The court has rejected Chromalloy's request for injunctive relief and asked the parties to provide the court with a form of judgment.

Other than the matter described above, there has been no material change in legal proceedings during the first quarter of 1997. (For a description of previously reported legal proceedings, refer to Part 1, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10K for calendar year 1996.)




Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (11)  Computation of per share earnings
  (12)  Computation of ratio of earnings to fixed charges
  (15)  Letter re unaudited interim financial information

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  April 25, 1997         By: /s/ STEPHEN F. PAGE

                               Stephen F. Page
                               Executive Vice President and
                               Chief Financial Officer


Dated:  April 25, 1997         By: /s/ JAY L. HABERLAND

                               Jay L. Haberland
                               Vice President and Controller


Dated:  April 25, 1997         By: /s/ WILLIAM H. TRACHSEL

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