Form 10-Q
period 1997-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 1997-07-28
CIK 101829

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.
                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended June 30, 1997



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

At June 30, 1997 there were 235,425,353 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                     Quarter Ended June 30, 1997



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the quarters ended June 30,
       1997 and 1996                                             1
     Condensed Consolidated Statement of
       Operations for the six months ended June
       30, 1997 and 1996                                         2
     Condensed Consolidated Balance Sheet at June
       30, 1997 and December 31, 1996                            3
     Condensed Consolidated Statement of Cash
       Flows for the six months ended June 30,
       1997 and 1996                                             4
     Notes to Condensed Consolidated Financial
       Statements                                                5
     Report of Independent Accountants                           8

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position                9

Part II - Other Information

  Item 1. Legal Proceedings                                     15

  Item 4. Submission of Matters to a Vote of
     Security Holders                                           16

  Item 6. Exhibits and Reports on Form 8-K                      17

Signatures                                                      18

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                                 Quarter Ended
                                                                   June 30,
In Millions of Dollars (except per share amounts)             1997           1996
Revenues:
   Product sales                                       $      5,146   $      4,773
   Service sales                                              1,286          1,229
   Financing revenues and other income, net                      51             41
                                                              6,483          6,043
Costs and expenses:
   Cost of products sold                                      4,081          3,818
   Cost of services sold                                        807            740
   Research and development                                     316            274
   Selling, general and administrative                          727            709
   Interest                                                      49             56
                                                              5,980          5,597
Income before income taxes and minority interests               503            446
   Income taxes                                                 162            151
   Minority interests                                            37             36
Net Income                                             $        304   $        259

Earnings per share of common stock and common stock
   equivalents                                         $       1.17   $        .98
Dividends per share of common stock                    $        .31   $       .275

Average common and equivalent shares outstanding
   (in thousands)                                           258,343        262,326


See Accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                               Six Months Ended
                                                                   June 30,
In Millions of Dollars (except per share amounts)             1997           1996
Revenues:
   Product sales                                       $      9,791   $      8,932
   Service sales                                              2,527          2,418
   Financing revenues and other income, net                      99             85
                                                             12,417         11,435
Costs and expenses:
   Cost of products sold                                      7,841          7,197
   Cost of services sold                                      1,583          1,469
   Research and development                                     587            524
   Selling, general and administrative                        1,429          1,392
   Interest                                                      97            114
                                                             11,537         10,696
Income before income taxes and minority interests               880            739
   Income taxes                                                 286            250
   Minority interests                                            66             66
Net Income                                             $        528   $        423

Earnings per share of common stock and common stock
   equivalents                                         $       2.03   $       1.60
Dividends per share of common stock                    $        .62   $        .55

Average common and equivalent shares outstanding
   (in thousands)                                           258,644        262,314


See Accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                           June 30,     December 31,
In Millions of Dollars                                       1997           1996
                                                         (Unaudited)

                                Assets

Cash and cash equivalents                              $      1,413   $      1,127
Accounts receivable, net                                      3,898          3,717
Inventories and contracts in progress, net                    3,327          3,342
Future income tax benefits                                    1,078            946
Other current assets                                            345            479
   Total Current Assets                                      10,061          9,611

Fixed assets                                                 10,694         10,661
   Less - accumulated depreciation                           (6,449)        (6,290)
                                                              4,245          4,371
Other assets                                                  2,725          2,763

   Total Assets                                        $     17,031   $     16,745

                 Liabilities and Shareowners' Equity

Short-term borrowings                                  $        261   $        251
Accounts payable                                              2,032          2,186
Accrued liabilities                                           5,260          4,856
Long-term debt currently due                                     91             97
   Total Current Liabilities                                  7,644          7,390

Long-term debt                                                1,381          1,437
Future pension and postretirement benefit obligations         1,248          1,247
Other long-term liabilities                                   1,984          1,931

Series A ESOP Convertible Preferred Stock                       871            880
ESOP deferred compensation                                     (430)          (446)

                                                                441            434
Shareowners' Equity:
   Common Stock                                               2,432          2,345
   Treasury Stock                                            (1,926)        (1,626)
   Retained earnings                                          4,187          3,849
   Currency translation and pension liability
     adjustments                                               (360)          (262)
                                                              4,333          4,306

  Total Liabilities and Shareowners' Equity            $     17,031   $     16,745

See Accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                               Six Months Ended
                                                                   June 30,
In Millions of Dollars                                        1997           1996
Cash flows from operating activities:
   Net income                                          $        528   $        423
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               430            424
    Change in:
     Accounts receivable                                       (179)           (64)
     Inventories and contracts in progress                       41           (198)
     Accounts payable and accrued liabilities                   230            113
    Other, net                                                   42            340
     Net cash flows from operating activities                 1,092          1,038
Cash flows from investing activities:
   Capital expenditures                                        (350)          (307)
   Acquisitions of business units                              (101)          (155)
   Dispositions of business units                                35             30
   Decrease in customer financing assets, net                    25             31
   Other, net                                                    91             53
     Net cash flows from investing activities                  (300)          (348)
Cash flows from financing activities:
   Issuance of long-term debt                                      1            27
   Repayments of long-term debt                                 (56)          (141)
   Decrease in short-term borrowings, net                        (8)           (69)
   Dividends paid on Common Stock                              (147)          (133)
   Common Stock repurchase                                     (302)          (182)
   Other, net                                                    29            (19)
     Net cash flows from financing activities                  (483)          (517)
Effect of foreign exchange rate changes on Cash and
  cash equivalents                                              (23)             2

     Net increase in cash and cash equivalents                  286            175
Cash and cash equivalents, beginning of year                  1,127            900
Cash and cash equivalents, end of period               $      1,413   $      1,075



See Accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The Condensed Consolidated Financial Statements at June 30, 1997 and for the quarters and six-month periods ended June 30, 1997 and 1996 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  Beginning January 1, 1997, international operating subsidiaries which had generally been included in the Condensed Consolidated Financial Statements based on fiscal years ending November 30, are now included based on fiscal years ending December 31. The change, which primarily affected the commercial and industrial businesses, was made to present the results of these operations on a
more timely basis.   December 1996 results from these international
subsidiaries, which were not significant, are included in retained earnings. As a result of this change, the pattern of 1997 quarterly results will differ from the past due in part to seasonality in some business segments. If this change had been made effective January 1, 1996, the estimated impact on quarter ended June 30, 1996 and full year earnings per share would not have been significant.

  In February of 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Corporation will adopt this standard, as required, at the end of this year. Had this standard been adopted at the beginning of 1997, the Corporation would have reported basic earnings per share of $1.26 and $2.17 for the second quarter and six-month period, respectively.

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

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and six-month periods ended June 30, 1997 and 1996, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 23, 1997 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters and six months ended June 30, 1997 and 1996, the condensed consolidated statement of cash flows for the six months ended June 30, 1997 and 1996, and the condensed consolidated balance sheet as of June 30, 1997. This financial information is the responsibility of the company's management.

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

  We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein), and in our report dated January 23, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP
Hartford, Connecticut
July 23, 1997

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

  U.S. residential housing starts decreased in the 1997 second quarter and six-month period compared to the same periods in 1996, while commercial construction starts in the U.S. improved over the same periods in 1996. U.S. commercial vacancy rates continue to improve.

  North American car and light truck production was lower in the 1997 second quarter but was higher for the six-month period compared to the 1996 periods, while European car sales were higher in both the second quarter and six-month period of 1997.

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

  The Corporation continues to reduce manufacturing costs and floor space to remain competitive.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                        RESULTS OF OPERATIONS

  Consolidated revenues and margin percentages were as follows:

                             Quarter Ended           Six Months Ended
                                June 30,                 June 30,
In Millions of Dollars      1997        1996         1997        1996
Product sales          $    5,146   $   4,773   $    9,791   $   8,932
Service sales               1,286       1,229        2,527       2,418
Financing revenues and
 other income, net             51          41           99          85

Product margin %             20.7%       20.0%        19.9%       19.4%
Service margin %             37.2%       39.8%        37.4%       39.2%


  Consolidated revenues for the second quarter and six-month period of 1997 were 7% and 9% higher than the respective reported periods of 1996. The 1997 second quarter and six-month period increases were primarily driven by Pratt & Whitney and Flight Systems. Foreign currency translation, which reduced 1997 revenues in the second quarter and six-month period by 2%, more than offset the impact of the change in reporting period described in the Notes to Condensed Consolidated Financial Statements.

  Product margin as a percentage of sales increased seven tenths and five tenths of a percentage point in the second quarter and six-month period of 1997, compared to the same periods of 1996, primarily as a result of improved margins at Otis and Flight Systems partially offset by declines at Pratt & Whitney and Automotive during the six-month period. Service margins as a percentage of sales decreased 2.6 and 1.8 percentage points in the second quarter and six-month period of 1997, compared to the same periods of 1996, principally due to declines at Otis and Pratt & Whitney.

  Research and development expenses increased $42 million (15%) and $63 million (12%) in the second quarter and six-month period of 1997 compared to 1996, with higher expenses in most segments, but principally Pratt & Whitney. As a percentage of sales, research and development was 4.9% and 4.8% in the second quarter and six-month period of 1997 compared to 4.6% in both the second quarter and six-month period of 1996. Research and development expenses in 1997 are expected to increase from 1996, but should remain between 4% and 5% of sales.

  Selling, general and administrative expenses in the second quarter and six-month period of 1997 increased $18 million (3%) and $37 million (3%), respectively, over the same periods of 1996 due to higher expenses at Carrier, Automotive and Flight Systems. However, these expenses decreased as a percentage of sales, to 11.3% and 11.6% in the second quarter and six-month period of 1997 from 11.8% and 12.3% in the same periods of 1996, due to decreases at Otis, Pratt & Whitney and Flight Systems.

  Interest expense decreased $7 million and $17 million in the second quarter and six-month period of 1997 to $49 million and $97 million, respectively. This decrease is mainly due to a reduced average borrowing level during the first six months compared to last year as the Corporation continued to reduce its borrowings.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  The effective tax rate for the six-month period of 1997 was 32.5%, compared to an effective tax rate of 33.8% for the six-month period of 1996. The Corporation has continued to reduce its effective income tax rate by implementing tax reduction strategies.

  Revenues and operating profits of the Corporation's principal business segments for the quarters and six-month periods ended June 30, 1997 and 1996 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
                         1997     1996     1997     1996    1997   1996
Quarter Ended June 30,
  Otis                $  1,397 $  1,401 $   133  $   129    9.5%   9.2%
  Carrier                1,691    1,634     167      155    9.9%   9.5%
  Automotive               782      861      33       51    4.2%   5.9%
  Pratt & Whitney        1,944    1,533     210      160   10.8%  10.4%
  Flight Systems           702      646      68       61    9.7%   9.4%

Six Months Ended June
30,
  Otis                $  2,765 $  2,704 $   264  $   246    9.5%   9.1%
  Carrier                3,078    2,959     237      210    7.7%   7.1%
  Automotive             1,523    1,605      64      101    4.2%   6.3%
  Pratt & Whitney        3,663    2,949     392      300   10.7%  10.2%
  Flight Systems         1,453    1,284     137      110    9.4%   8.6%


  Otis segment revenues for the second quarter and six-month period of 1997 were flat and 2% higher than the respective reported periods of 1996. Foreign currency translation reduced 1997 revenues by 5% and 6% for the second quarter and six-month period of 1997. The increase in 1997 revenues was due to increases in all geographic regions, including the impact of acquisitions made in Europe during 1996. The second quarter increase was partially offset by the impact of the change in the reporting period.

  Operating profits at Otis increased $4 million (3%) and $18 million (7%) in the second quarter and six-month period of 1997 compared to the respective reported periods of 1996 due to improvements at European, North American and South American operations. The increase in the second quarter was partially offset by the impact of the change in the reporting period. Foreign currency translation reduced 1997 operating profit by 7% and 8% for the second quarter and six-month period of 1997. In addition, the 1996 second quarter results included a provision for the closure of a European manufacturing facility.

  Carrier segment revenues for the second quarter and six-month period of 1997 were 3% and 4% higher compared to the reported second quarter and six-month period of 1996. Foreign currency translation reduced 1997 revenues by 2% for the second quarter and six-month period of 1997. The increase in revenues resulted from the change in the reporting period and acquisitions made mostly in Europe during 1996, partially offset by declines in Europe due to slower economic growth and unseasonably cool weather and in North America due to unseasonably cool weather and a strike at a commercial products facility.

  Operating profits at Carrier increased $12 million (8%) and $27 million (13%) in the second quarter and six-month period of 1997 compared to the reported

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

second quarter and six-month period of 1996. Foreign currency translation reduced 1997 operating profits by 4% and 3% for the second quarter and six-month period. The year to date 1997 increase was due to profit improvement in North America and the change in the reporting period, partially offset by declines at European and Carrier Transicold operations.

  Automotive segment revenues for the second quarter and six-month period of 1997 decreased 9% and 5% compared to the reported second quarter and six-month period of 1996. Foreign currency translation reduced 1997 revenues by 3% for the second quarter and six-month period. 1997 was impacted by revenue declines in most businesses, in part due to customer plant strikes, and the reduction in revenues resulting from the fourth quarter 1996 sale of the Steering Wheels business.

  Reported operating profits at the Automotive segment decreased $18 million (35%) and $37 million (37%) from the reported second quarter and six-month period of 1996, reflecting continued performance issues at the Interiors business and lower volumes, including the impact of strikes at customer plants. 1997 was also impacted by domestic administrative workforce reductions and a provision for a European plant closure. Foreign currency translation reduced 1997 operating profits by 8% and 7% for the second quarter and six-month period. In addition, the 1996 second quarter included a provision related to participation in the costs of a customer recall program.

  Pratt & Whitney revenues increased 27% and 24% in the second quarter and six-month period of 1997 compared to 1996. The 1997 increase reflects higher volumes in both the after-market and new engine businesses.

  Operating profits for Pratt & Whitney increased $50 million (31%) and $92 million (31%) in the second quarter and six-month period of 1997 compared to the respective periods of 1996, reflecting strong after-market results partially offset by higher research and development spending.

  Flight Systems revenues increased 9% and 13% in the second quarter and six-month period of 1997 compared to 1996 as a result of increased revenues at Hamilton Standard and Sikorsky.

  Operating profits for Flight Systems increased $7 million (11%) and $27 million (25%) in the second quarter and six-month period of 1997 compared to 1996 as a result of continuing operating performance improvement at Hamilton Standard.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   FINANCIAL POSITION AND LIQUIDITY

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

  Set forth below is selected key cash flow data:

                                                    Six Months Ended
                                                        June 30,
In Millions of Dollars                             1997          1996
Operating Activities
  Net Cash Flows from Operating Activities   $     1,092   $     1,038

Investing Activities
  Capital expenditures                              (350)         (307)
  Acquisitions of business units                    (101)         (155)
  Dispositions of business units                      35            30
  Decrease in customer financing assets, net          25            31

Financing Activities
  Common Stock repurchase                           (302)         (182)
  Decrease in total debt                             (52)         (159)
  Decrease in net debt                              (338)         (334)


  Cash flows from operating activities were $1,092 million during the first six months of 1997 compared to $1,038 million for the reported first six months of 1996. The improvement resulted primarily from improved operating performance.

  Cash flows from investing activities were a use of funds of $300 million during the first six months of 1997 compared to a use of $348 million in the first six months of 1996. Capital expenditures in the six-month period of 1997 were $350 million, a $43 million increase from the corresponding period of 1996. The Corporation expects 1997 full year capital spending to be moderately higher than 1996. Cash inflows from customer financing activities were lower in the six-month period of 1997, compared to 1996. While the Corporation expects that changes in customer financing assets in 1997 will be a modest net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft and related equipment at June 30, 1997 were approximately $1 billion.

  The Corporation repurchased $302 million of common stock, representing 4.1 million shares, in the first six months of 1997 under previously announced stock repurchase programs. Share repurchase continues to be a significant use of the Corporation's strong cash flows and serves, in part, to offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Other selected financial data is as follows:

                                   June 30,    December 31,   June 30,
In Millions of Dollars               1997          1996         1996
Cash and cash equivalents        $    1,413   $    1,127    $    1,075
Total debt                            1,733        1,785         1,882
Net debt (total debt less cash)         320          658           807
Shareowners' equity                   4,333        4,306         4,143
Debt-to-total capitalization             29%          29%           31%
Net debt-to-total capitalization          7%          13%           16%


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

  For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, such as the economic, political, climatic, currency, regulatory, technological and competitive changes which may affect the Corporation's operations, products, and markets, see the Corporation's Securities and Exchange Commission filings, including, but not limited to, the Corporation's 1996 Annual Report on Form 10-K. See particularly Form 10-K Item I - Business, the sections entitled "Description of Business by Industry Segment" and "Other Matters Relating to the Corporation's Business as a Whole," and Form 10-K Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Position, which incorporates by reference the information found at pages 22 through 27 of the Corporation's 1996 Annual Report to Shareowners.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Part II - Other Information

Item 1 - Legal Proceedings

As previously reported, the Department of Justice filed a civil False Claims Act complaint against the Corporation in April 1995 in the United States District Court for the Southern District of Florida, No. 95-8251, alleging misuse of $10 million of foreign military financing funds. The Complaint sought treble damages plus a $10,000 penalty for each false claim submitted. In May 1997, the Corporation settled this matter with the Department of Justice for $14.8 million.

As previously reported, a jury in Chromalloy Gas Turbine Corporation v. United Technologies Corporation, No. 95-CI-12541, a Texas state action, found in November 1996 that Pratt & Whitney did not monopolize any relevant market but
did willfully attempt to monopolize an unspecified market.   In May 1997, the
Court entered a Final Judgment denying Chromalloy's request for damages, injunctive relief and declaratory relief. Chromalloy has announced its intention to appeal.

Also as previously reported, in June 1992, the Department of Justice filed a civil False Claims Act complaint in the United States District Court for the District of Connecticut, No. 592CV375, against Sikorsky Aircraft alleging that the Government was overcharged by nearly $4 million in connection with the pricing of parts supplied for the reconditioning of the Navy's Sea King helicopter. The Complaint seeks treble damages plus a $10,000 penalty for each false claim submitted. Trial in this matter began in July 1997.

In July 1997, the Corporation was served with a qui tam complaint under the civil False Claims Act that had been filed under seal in the United States District Court for the District of Connecticut in June 1994 (No. 394CV00963). The Complaint seeks treble damages and penalties arising out of an alleged failure by Norden Systems, Inc. to account properly for its fixed assets in billings on government contracts. (The assets of Norden Systems, Inc. were sold to Westinghouse in 1994). The Government has declined to take over the action.

In July 1997, the Corporation was served with a qui tam complaint under the civil False Claims Act that had been filed under seal in the United States District Court for the District of Connecticut in December 1994 (No. 394CV02063). The Complaint seeks treble damages and penalties arising out of an alleged failure by Norden Systems, Inc. and the Corporation to account properly for its insurance costs in billings on government contracts. (The assets of Norden Systems, Inc. were sold to Westinghouse in 1994). The Government has declined to take over the action.

The Corporation does not believe that resolution of any of the matters discussed above will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flows, or financial position.

Other than the matters discussed above, there have been no material changes in legal proceedings during the second quarter of 1997. (For a description of previously reported legal proceedings, refer to Part 1, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10-K for calendar year 1996 and to Part II, Item 1 - Legal Proceedings of the Corporation's Report on Form 10-Q for the first quarter of calendar year 1997).

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Corporation held its Annual Meeting of Shareowners on April 29, 1997.

(b)  The following individuals were nominated and elected to serve as directors:

Howard H. Baker, Jr., Antonia H. Chayes, George David, Charles W. Duncan, Jr., Jean-Pierre Garnier, Pehr G. Gyllenhammar, Karl J. Krapek, Charles R. Lee, Robert H. Malott, William J. Perry, Frank P. Popoff, Harold A. Wagner, and Jacqueline G. Wexler.

(c)  The Shareowners voted as follows on the following matters:

     1.  Election of directors.  The voting result for each nominee is as follows:
NAME                       VOTES FOR       VOTES WITHHELD

Howard H. Baker, Jr.       219,857,441     5,621,936
Antonia Handler Chayes     224,444,968     1,034,409
George David               224,474,175     1,005,202
Charles W. Duncan, Jr.     224,441,512     1,037,865
Jean-Pierre Garnier        224,425,760     1,053,617
Pehr G. Gyllenhammar       219,872,987     5,606,390
Karl J. Krapek             224,365,347     1,114,030
Charles R. Lee             224,540,679       938,698
Robert H. Malott           224,440,562     1,038,815
William J. Perry           224,405,605     1,073,772
Frank P. Popoff            224,517,432       961,945
Harold A. Wagner           224,521,496       957,881
Jacqueline G. Wexler       224,401,326     1,078,051

     2. A management proposal to amend the Corporation's Restated Certificate of Incorporation to increase the number of authorized shares of common stock and reduce the par value of common stock was approved by a count of 195,650,812 votes for, 28,902,001 votes against, and 926,654 votes abstaining.

     3. The reappointment of the Corporation's independent public accountants was approved by a count of 224,454,131 votes for, 408,518 votes against, and 616,728 votes abstaining.

     4. A shareowner proposal recommending that the Corporation provide to shareowners a list of all executives contractually entitled to receive a base salary in excess of $100,000 annually was rejected by a count of 8,433,122 votes for, 197,427,819 votes against, with 3,023,009 votes abstaining, and 16,595,427 broker non-votes.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (3)(i)  Restated Articles of Incorporation, effective June  12, 1997.
     (11)    Statement re computation of per share earnings.
     (12)    Statement re computation of ratio of earnings to fixed charges.
     (15)    Letter re unaudited interim financial information.

(b) No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  July 28, 1997          By: /s/ Stephen F. Page
                               Stephen F. Page
                               Executive Vice President and
                               Chief Financial Officer


Dated:  July 28, 1997          By: /s/ Jay L. Haberland
                               Jay L. Haberland
                               Vice President and Controller


Dated:  July 28, 1997          By: /s/ William H. Trachsel
                               William H. Trachsel
                               Vice President and Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


EXHIBIT INDEX


Exhibit 3(i) - Restated Articles of Incorporation, effective June 12, 1997 (submitted electronically herewith)

Exhibit 11  -  Statement re computation of per share earnings

Exhibit 12  -  Statement re computation of ratio of earnings to fixed charges

Exhibit 15  -  Letter re unaudited interim financial information

Exhibit 27  -  Financial data schedule (submitted electronically herewith)