Form 10-Q
period 1997-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 1997-10-24
CIK 101829

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.
                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1997



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

At September 30, 1997 there were 232,977,477 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                   Quarter Ended September 30, 1997



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the quarters ended
       September 30, 1997 and 1996                               1
     Condensed Consolidated Statement of
       Operations for the nine months ended
       September 30, 1997 and 1996                               2
     Condensed Consolidated Balance Sheet at
       September 30, 1997 and December 31, 1996                  3
     Condensed Consolidated Statement of Cash
       Flows for the nine months ended September
       30, 1997 and 1996                                         4
     Notes to Condensed Consolidated Financial
       Statements                                                5
     Report of Independent Accountants                           8

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position                9

Part II - Other Information

  Item 1. Legal Proceedings                                     16

  Item 6. Exhibits and Reports on Form 8-K                      16

Signatures                                                      17

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                                 Quarter Ended
                                                                 September 30,
In Millions of Dollars (except per share amounts)             1997           1996
Revenues:
   Product sales                                       $      4,675   $      4,634
   Service sales                                              1,261          1,274
   Financing revenues and other income, net                      43             31
                                                              5,979          5,939
Costs and expenses:
   Cost of products sold                                      3,717          3,685
   Cost of services sold                                        766            791
   Research and development                                     268            270
   Selling, general and administrative                          690            708
   Interest                                                      49             54
                                                              5,490          5,508
Income before income taxes and minority interests               489            431
   Income taxes                                                 159            144
   Minority interests                                            30             33
Net Income                                             $        300   $        254

Earnings per share of common stock and common stock
   equivalents                                         $       1.16   $        .97
Dividends per share of common stock                    $        .31   $       .275

Average common and equivalent shares outstanding
   (in thousands)                                           257,360        260,730



See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
In Millions of Dollars (except per share amounts)             1997           1996
Revenues:
   Product sales                                       $     14,466   $     13,566
   Service sales                                              3,788          3,692
   Financing revenues and other income, net                     142            116
                                                             18,396         17,374
Costs and expenses:
   Cost of products sold                                     11,558         10,882
   Cost of services sold                                      2,349          2,260
   Research and development                                     855            794
   Selling, general and administrative                        2,119          2,100
   Interest                                                     146            168
                                                             17,027         16,204
Income before income taxes and minority interests             1,369          1,170
   Income taxes                                                 445            394
   Minority interests                                            96             99
Net Income                                             $        828   $        677

Earnings per share of common stock and common stock
   equivalents                                         $       3.19   $       2.57
Dividends per share of common stock                    $        .93   $       .825

Average common and equivalent shares outstanding
   (in thousands)                                           258,034        261,600


See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET

                                                        September 30,   December 31,
In Millions of Dollars                                       1997           1996
                                                         (Unaudited)

                                Assets

Cash and cash equivalents                              $      1,283   $      1,127
Accounts receivable, net                                      3,859          3,717
Inventories and contracts in progress, net                    3,346          3,342
Future income tax benefits                                    1,159            946
Other current assets                                            235            479
   Total Current Assets                                       9,882          9,611

Fixed assets                                                 10,766         10,661
   Less - accumulated depreciation                           (6,541)        (6,290)
                                                              4,225          4,371
Other assets                                                  2,814          2,763

   Total Assets                                        $     16,921   $     16,745

                 Liabilities and Shareowners' Equity

Short-term borrowings                                  $        225   $        251
Accounts payable                                              1,896          2,186
Accrued liabilities                                           5,257          4,856
Long-term debt currently due                                     93             97
   Total Current Liabilities                                  7,471          7,390

Long-term debt                                                1,363          1,437
Future pension and postretirement benefit obligations         1,252          1,247
Other long-term liabilities                                   2,093          1,931

Series A ESOP Convertible Preferred Stock                       866            880
ESOP deferred compensation                                     (422)          (446)
                                                                444            434
Shareowners' Equity:
   Common Stock                                               2,461          2,345
   Treasury Stock                                            (2,163)        (1,626)
   Retained earnings                                          4,398          3,849
   Currency translation and pension liability
     adjustments                                               (398)          (262)
                                                              4,298          4,306

  Total Liabilities and Shareowners' Equity            $     16,921   $     16,745

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
In Millions of Dollars                                        1997           1996
Cash flows from operating activities:
   Net income                                          $        828   $        677
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               632            635
    Change in:
     Accounts receivable                                        (65)          (134)
     Inventories and contracts in progress                       64           (176)
     Accounts payable and accrued liabilities                    69            289
    Other, net                                                  102            258
     Net cash flows from operating activities                 1,630          1,549
Cash flows from investing activities:
   Capital expenditures                                        (522)          (474)
   Acquisitions of business units                              (269)          (193)
   Dispositions of business units                                37             37
   Decrease in customer financing assets, net                    18             59
   Other, net                                                   142            107
     Net cash flows from investing activities                  (594)          (464)
Cash flows from financing activities:
   Issuance of long-term debt                                    10             28
   Repayments of long-term debt                                 (79)          (224)
   Decrease in short-term borrowings, net                       (49)           (43)
   Dividends paid on Common Stock                              (219)          (199)
   Common Stock repurchase                                     (539)          (274)
   Other, net                                                    25             (8)
     Net cash flows from financing activities                  (851)          (720)
Effect of foreign exchange rate changes on Cash and
  cash equivalents                                              (29)            (6)

     Net increase in cash and cash equivalents                  156            359
Cash and cash equivalents, beginning of year                  1,127            900
Cash and cash equivalents, end of period               $      1,283   $      1,259



See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The Condensed Consolidated Financial Statements at September 30, 1997 and for the quarters and nine-month periods ended September 30, 1997 and 1996 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  Beginning January 1, 1997, international operating subsidiaries which had generally been included in the Condensed Consolidated Financial Statements based on fiscal years ending November 30, are now included based on fiscal years ending December 31. The change, which primarily affected the commercial and industrial businesses, was made to present the results of these operations on a
more timely basis.   December 1996 results from these international
subsidiaries, which were not significant, are included in retained earnings. As a result of this change, the pattern of 1997 quarterly results will differ from the past due in part to seasonality in some business segments. If this change had been made effective January 1, 1996, the estimated impact on quarter ended September 30, 1996 and full year earnings per share would not have been significant.

  In February of 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Corporation will adopt this standard, as required, at the end of this year. Had this standard been adopted at the beginning of 1997, the Corporation would have reported basic earnings per share of $1.25 and $3.41 for the third quarter and nine-month period, respectively.

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

  Where the Corporation is not the only party responsible for the remediation of a site, the Corporation considers its likely proportionate share of the

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

anticipated remediation expense in establishing a provision for those costs. Included within the sites known to the Corporation are those sites at which the Corporation has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or Superfund). Under the provisions of this statute, the Corporation may be held liable for all costs of environmental remediation without regard to the legality of the Corporation's actions resulting in the contamination. In estimating its liability for remediation, the Corporation considers its likely proportionate share of the anticipated remediation expense and the ability of the other potentially responsible parties to fulfill their obligations.

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

  The Corporation has accrued its liability for environmental investigation and remediation, performance guarantees, product liability, and other litigation and

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

claims based on management's estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and nine-month periods ended September 30, 1997 and 1996, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 22, 1997 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters and nine months ended September 30, 1997 and 1996, the condensed consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996, and the condensed consolidated balance sheet as of September 30, 1997. This financial information is the responsibility of the company's management.

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



Price Waterhouse LLP
Hartford, Connecticut
October 22, 1997

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

  U.S. residential housing starts declined in the 1997 third quarter and nine-month period compared to the same periods in 1996, while commercial construction starts in the U.S. improved over the same periods in 1996. U.S. commercial vacancy rates continue to improve.

  North American car and light truck production was essentially flat in the 1997 third quarter and nine-month period compared to the same periods in 1996, while European car sales were higher in both the third quarter and nine-month period of 1997.

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

  The Corporation continues to reduce manufacturing costs and floor space to remain competitive.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                        RESULTS OF OPERATIONS

  Consolidated revenues and margin percentages were as follows:

                             Quarter Ended          Nine Months Ended
                             September 30,            September 30,
In Millions of Dollars      1997        1996         1997        1996
Product sales          $    4,675   $   4,634   $   14,466   $  13,566
Service sales               1,261       1,274        3,788       3,692
Financing revenues and
 other income, net             43          31          142         116

Product margin %             20.5%       20.5%        20.1%       19.8%
Service margin %             39.3%       37.9%        38.0%       38.8%


  Consolidated revenues for the third quarter and nine-month period of 1997 were 1% and 6% higher than the respective reported periods of 1996. Foreign currency translation reduced 1997 revenues by 4% and 3% in the third quarter and nine-month period. Excluding the impact of foreign currency translation, the 1997 third quarter increase was primarily driven by Pratt & Whitney and Otis. The increase in the nine-month period of 1997 was primarily driven by Pratt & Whitney, Otis and Flight Systems.

  Product margin as a percentage of sales was flat in the third quarter and increased three-tenths of a percentage point in the nine-month period of 1997 compared to the same periods of 1996. Service margin as a percentage of sales increased 1.4 percentage points in the third quarter and decreased eight-tenths of a percentage point in the nine-month period of 1997 compared to the respective reported periods of 1996. The third quarter increase was due to improvements in most segments and the impact of the change in reporting period described in the Notes to Condensed Consolidated Financial Statements.

  Research and development expenses decreased $2 million (1%) in the third quarter and increased $61 million (8%) in the nine-month period of 1997 compared to 1996. The third quarter decrease was due to the timing of research and development spending at Pratt & Whitney partially offset by higher expenses in the other segments. The increase in the nine-month period was due to higher expenses in all segments. As a percentage of sales, research and development was 4.5% and 4.7% in the third quarter and nine-month period of 1997 compared to 4.6% in both periods of 1996.

  Selling, general and administrative expenses decreased $18 million (3%) in the third quarter and increased $19 million (1%) in the nine-month period of 1997 compared to the same periods of 1996. The decline in third quarter 1997 expenses was the result of reductions at most of the businesses. The increase in the nine-month period of 1997 was due to higher expenses at Carrier, Automotive and Flight Systems. As a percent of sales, these expenses decreased to 11.6% in the third quarter and nine-month period of 1997 from 12.0% and 12.2% in the same periods of 1996, due to decreases at Otis and Pratt & Whitney.

  Interest expense decreased $5 million and $22 million in the third quarter and nine-month period of 1997 to $49 million and $146 million, respectively. This decrease is mainly due to a reduced average borrowing level during the first nine months compared to last year.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  The effective tax rate for the nine-month period of 1997 was 32.5%, compared to an effective tax rate of 33.7% for the nine-month period of 1996. The Corporation has continued to reduce its effective income tax rate by implementing tax reduction strategies.

  Revenues and operating profits of the Corporation's principal business segments for the quarters and nine-month periods ended September 30, 1997 and 1996 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
                         1997     1996     1997     1996    1997   1996
Quarter Ended
September 30,
  Otis                $  1,342 $  1,382 $   131  $   132    9.8%   9.6%
  Carrier                1,513    1,588     157      159   10.4%  10.0%
  Automotive               659      738      42       42    6.4%   5.7%
  Pratt & Whitney        1,838    1,582     208      164   11.3%  10.4%
  Flight Systems           669      682      70       51   10.5%   7.5%

Nine Months Ended
September 30,
  Otis                $  4,107 $  4,086 $   395  $   378    9.6%   9.3%
  Carrier                4,591    4,547     394      369    8.6%   8.1%
  Automotive             2,182    2,343     106      143    4.9%   6.1%
  Pratt & Whitney        5,501    4,531     600      464   10.9%  10.2%
  Flight Systems         2,122    1,966     207      161    9.8%   8.2%


  Otis segment revenues decreased 3% in the third quarter and increased 1% in the nine-month period of 1997 compared to the respective reported periods of 1996. Foreign currency translation reduced 1997 revenues by 9% and 7% for the third quarter and nine-month period. Excluding the unfavorable impact of foreign currency translation, the increase in 1997 third quarter revenues was primarily due to increases in the North American, Asia Pacific and European regions. The year to date increase was due to increases in all geographic regions.

  Operating profits at Otis decreased $1 million (1%) in the third quarter and increased $17 million (4%) in the nine-month period of 1997 compared to the respective reported periods of 1996. Foreign currency translation reduced 1997 operating profit by 12% and 9% for the third quarter and nine-month period. The unfavorable impact of foreign currency translation was offset by the change in reporting period and improvements in North and South America during the third quarter. The increase in 1997 nine-month results reflects improvements at European, North American and South American operations and the change in the reporting period partially offset by declines in Asia Pacific operations.

  Carrier segment revenues decreased 5% in the third quarter and increased 1% in the nine-month period of 1997 compared to the respective reported periods of 1996. Foreign currency translation reduced 1997 revenues by 4% and 3% for the third quarter and nine-month period. The decrease in revenue in the third quarter was due to the change in the reporting period and declines in North America and Europe due to unseasonably cool weather. These decreases were offset by improvement at Carrier Transicold and the impact of acquisitions.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

The nine-month period of 1997 reflects declines primarily in North America and Europe due to unseasonably cool weather which are more than offset by improvement at Carrier Transicold and the impact of acquisitions.

  Operating profits at Carrier decreased $2 million (1%) in the third quarter and increased $25 million (7%) in the nine-month period of 1997 compared to the respective reported periods of 1996. Foreign currency translation reduced 1997 operating profits by 3% for the third quarter and nine-month period. Excluding the unfavorable impact of foreign currency translation, the third quarter of 1997 reflects improvements at Carrier Transicold and the impact of acquisitions, which offset the impact of the change in the reporting period and the weather related weaknesses discussed above. The year to date 1997 increase was due to the impact of acquisitions, the change in the reporting period and increases at Carrier Transicold operations, partially offset by declines at European operations.

  Automotive segment revenues for the third quarter and nine-month period of 1997 decreased 11% and 7% compared to the reported third quarter and nine-month period of 1996. Foreign currency translation reduced 1997 revenues by 4% and 3% for the third quarter and nine-month period. The decrease in 1997 revenues is the result of the sale of the Steering Wheels business in the fourth quarter of 1996 and lower volumes at most businesses.

  Reported operating profits at the Automotive segment were flat in the third quarter and decreased $37 million (26%) in the nine-month period of 1997 compared to the respective reported periods of 1996. Foreign currency translation reduced 1997 operating profits by 8% for the third quarter and nine-month period. Excluding the unfavorable impact of foreign currency translation, the third quarter of 1997 reflects improvements in the Interiors business which more than offset the impact of the fourth quarter 1996 sale of the Steering Wheels business. Year to date 1997 was impacted by performance issues, primarily at the Interiors business, lower volumes, domestic administrative workforce reductions, a provision for a European plant closure and the fourth quarter 1996 sale of the Steering Wheels Business.

  Pratt & Whitney revenues increased 16% and 21% in the third quarter and nine-month period of 1997 compared to 1996. The 1997 increase reflects higher volumes in both the after-market and new engine businesses.

  Operating profits for Pratt & Whitney increased $44 million (27%) and $136 million (29%) in the third quarter and nine-month period of 1997 compared to the respective periods of 1996, reflecting strong after-market results partially offset by higher research and development spending in the nine-month period.

  Flight Systems revenues decreased 2% in the third quarter and increased 8% in the nine-month period of 1997 compared to 1996. Revenue increases at Hamilton Standard in the third quarter of 1997 were more than offset by lower volumes at Sikorsky due to the timing of helicopter shipments. Revenues increased at Hamilton Standard and Sikorsky in the nine-month period of 1997.

  Operating profits for Flight Systems increased $19 million (37%) and $46 million (29%) in the third quarter and nine-month period of 1997 compared to 1996 as a result of continuing operating performance improvement at Hamilton Standard and Sikorsky partially offset by higher research and development spending.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   FINANCIAL POSITION AND LIQUIDITY

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

  Set forth below is selected key cash flow data:

                                                   Nine Months Ended
                                                     September 30,
In Millions of Dollars                             1997          1996
Operating Activities
  Net Cash Flows from Operating Activities   $     1,630   $     1,549

Investing Activities
  Capital expenditures                              (522)         (474)
  Acquisitions of business units                    (269)         (193)
  Dispositions of business units                      37            37
  Decrease in customer financing assets, net          18            59

Financing Activities
  Common Stock repurchase                           (539)         (274)
  Decrease in total debt                            (104)         (198)
  Decrease in net debt                              (260)         (557)


  Cash flows from operating activities were $1,630 million during the first nine months of 1997 compared to $1,549 million for the reported first nine months of 1996. The improvement resulted primarily from improved operating performance.

  Cash flows from investing activities were a use of funds of $594 million during the first nine months of 1997 compared to a use of $464 million in the first nine months of 1996. Capital expenditures in the nine-month period of 1997 were $522 million, a $48 million increase from the corresponding period of 1996. The Corporation expects 1997 full year capital spending to be moderately higher than 1996. Cash inflows from customer financing activities were lower in the nine-month period of 1997, compared to 1996. While the Corporation expects that changes in customer financing assets in 1997 will have a minimal net impact on cash flows, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft and related equipment at September 30, 1997 were approximately $1 billion.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  The Corporation repurchased $539 million of common stock, representing 7.0 million shares, in the first nine months of 1997 under previously announced stock repurchase programs. Share repurchase continues to be a significant use of the Corporation's strong cash flows and serves, in part, to offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

  Other selected financial data is as follows:

                                 September 30, December 31, September 30,
In Millions of Dollars               1997          1996         1996
Cash and cash equivalents        $    1,283   $    1,127    $    1,259
Total debt                            1,681        1,785         1,843
Net debt (total debt less cash)         398          658           584
Shareowners' equity                   4,298        4,306         4,260
Debt-to-total capitalization             28%          29%           30%
Net debt-to-total capitalization          8%          13%           12%


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

  For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, such as the economic, political, climatic, currency, regulatory, technological and competitive changes which may affect the Corporation's operations, products, and markets, see the Corporation's Securities and Exchange Commission filings, including, but not limited to, the Corporation's 1996 Annual Report on Form 10-K. See particularly Form 10-K Item 1 - Business, the sections entitled "Description of Business by Industry Segment" and "Other Matters Relating to the Corporation's Business as a Whole," and Form 10-K Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Position, which incorporates by reference the information found at pages 22 through 27 of the Corporation's 1996 Annual Report to Shareowners.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Part II - Other Information

Item 1 - Legal Proceedings

As previously reported, in June 1992, the Department of Justice filed a civil False Claims Act complaint in the United States District Court for the District of Connecticut, No. 592CV375, against Sikorsky Aircraft alleging that the Government was overcharged by nearly $4 million in connection with the pricing of parts supplied for the reconditioning of the Navy's Sea King helicopter. The Complaint seeks treble damages plus a $10,000 penalty for each false claim submitted. Bench trial in this matter began in July 1997 and concluded in August 1997. Post-trial papers with proposed findings of fact and conclusions of law have been exchanged by the parties. These papers will be submitted to the judge with comments in November 1997.

The Corporation does not believe that resolution of the litigation discussed above will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flows, or financial position.

Except as noted above, there have been no material changes in legal proceedings during the third quarter of 1997. (For a description of previously reported legal proceedings, refer to Part I, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10-K for calendar year 1996 and to Part II,
Item 1 - Legal Proceedings of the Corporation's Reports on Form 10-Q for the first and second quarters of calendar year 1997.)


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (11) Statement re computation of per share earnings.
     (12) Statement re computation of ratio of earnings to fixed charges.
     (15) Letter re unaudited interim financial information.
     (27) Financial data schedule (submitted electronically herewith).

(b) No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  October 24, 1997       By: /s/ JAY L. HABERLAND
                               Jay L. Haberland
                               Vice President and Controller


Dated:  October 24, 1997       By: /s/ WILLIAM H. TRACHSEL
                               William H. Trachsel
                               Vice President and Secretary

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