Form 10-K
period 1997-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 1998-02-17
CIK 101829

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Common Stock ($1 par value)        New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X .  No    .

At January 31, 1998, there were 229,188,343 shares of Common Stock outstanding; the aggregate market value of the voting Common Stock held by non-affiliates at January 31, 1998 was approximately $18,621,552,869.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) United Technologies Corporation 1997 Annual Report to Shareowners, Parts I, II and IV; and (2) United Technologies Corporation Proxy Statement for the 1998 Annual Meeting of Shareowners, Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not to be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

                   UNITED TECHNOLOGIES CORPORATION
                   _______________________________

                        Index to Annual Report
                             on Form 10-K
                     Year Ended December 31, 1997

PART I                                                  Page

Item  1.  Business ..................................   1

Item  2.  Properties ................................   9

Item  3.  Legal Proceedings .........................   10

Item  4.  Submission of Matters to a Vote of Security   11
          Holders ...................................

-----     Executive Officers of the Registrant ......   11

PART II

Item  5.  Market for the Registrant's Common Equity
          and Related Stockholder Matters ...........   13

Item  6.  Selected Financial Data ...................   13

Item  7.  Management's Discussion and Analysis of       13
          Results of Operations and Financial Position

Item  8.  Financial Statements and Supplementary Data   13

Item  9.  Changes in and Disagreements with             13
          Accountants on Accounting and Financial
          Disclosure ................................

PART III

Item 10.  Directors and Executive Officers of the       14
          Registrant ................................

Item 11.  Executive Compensation ....................   14

Item 12.  Security Ownership of Certain Beneficial      14
          Owners and Management .....................

Item 13.  Certain Relationships and Related             14
          Transactions ..............................

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and  14
          Reports on Form 8-K .......................

Item 1.    Business

   United Technologies Corporation was incorporated in Delaware in 1934.
Growth has been enhanced by acquisitions and by the internal growth of existing businesses of the Corporation*.

   Management's Discussion and Analysis of the Corporation's Results of Operations for 1997 compared to 1996 and for 1996 compared to 1995, and its Financial Position at December 31, 1997 and 1996, as well as Selected Financial Data for each year in the five year period ended December 31, 1997 are set forth on pages 21 through 27 of the Corporation's 1997 Annual Report to Shareowners. Whenever reference is made in this Form 10-K to specific pages in the 1997 Annual Report to Shareowners, such pages are incorporated herein by reference.

                Operating Units and Industry Segments

   The Corporation conducts its business within five principal industry segments. The operating units of the Corporation are grouped based upon the industry segment in which they participate. The business units participating in each industry segment and their respective principal products are as follows:

Business Segment  Principal Products

Otis              --Otis elevators, escalators and service

Carrier           --Carrier heating, ventilating and air conditioning
                    (HVAC) systems and equipment, transport and commercial refrigeration equipment, aftermarket service and components.

Automotive        --Automotive systems and components

Pratt & Whitney   --Pratt & Whitney engines, parts, service and space
                    propulsion

Flight Systems    --Sikorsky helicopters, parts and service
                  --Hamilton Standard engine controls, environmental
                    controls, propellers, other flight systems, and service.

   Business segment financial data for the years 1995 through 1997, including financial information about foreign and domestic operations and export sales, is included in Note 15 of Notes to Consolidated Financial Statements on pages 41 through 43 of the Corporation's 1997 Annual Report to Shareowners.

             Description of Business by Industry Segment

   The following description of the Corporation's business by industry segment should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Position appearing in the Corporation's 1997 Annual Report to Shareowners, especially the information contained therein under the heading ``Business Environment'`.

___________
*  "Corporation", unless the context otherwise requires, means
   United Technologies Corporation and its consolidated subsidiaries.

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

   Otis provides maintenance services for a substantial portion of the elevators and escalators which it sells and also services elevators and escalators of other manufacturers. Otis conducts its business principally through various subsidiaries and affiliated companies worldwide. In some cases, consolidated subsidiaries and affiliates have significant minority interests.
In addition, as part of its global growth strategies, Otis has made investments and continues to invest in emerging markets worldwide, including those in Central and Eastern Europe (such as Russia and Ukraine) and Asia (such as the People's Republic of China). Otis' investments in emerging markets carry a higher level of currency, political and economic risk than investments in developed markets.

   Otis' business is subject to changes in economic, industrial and international conditions, including possible changes in interest rates, which could affect the demand for elevators, escalators and services; changes in legislation and in government regulations; changes in technology; changes in the level of construction activity; and substantial competition from a large number of companies including other major domestic and foreign manufacturers and service providers. The principal methods of competition are price, delivery schedule, product performance, service and other terms and conditions of sale. Otis' products and services are sold principally to builders and building contractors and owners.

   Revenues generated by Otis' international operations were 83 percent and 85 percent of total Otis segment revenues in 1997 and 1996, respectively. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying currency, political and economic risks.

   At December 31, 1997, the Otis business backlog amounted to $3,429 million as compared to $3,718 million at December 31, 1996. Substantially all of the business backlog at December 31, 1997 is expected to be realized as sales in 1998.

Carrier

   Carrier is the world's largest manufacturer of heating, ventilating and air conditioning systems and equipment. Carrier also participates in the commercial and transport refrigeration businesses, and provides aftermarket service and components for its products. In 1997, Carrier expanded into the U.S. commercial refrigeration business by acquiring Ardco, Inc. and Tyler Refrigeration Corporation, two U.S.-based manufacturers of commercial refrigeration equipment.

   The products manufactured by Carrier include chillers and airside equipment, commercial unitary systems, residential split systems (cooling only and heat pump), duct-free split systems, window and portable room air conditioners and furnaces, as well as transport refrigeration and commercial refrigeration equipment.

   As part of its global growth strategies, Carrier has made investments and continues to invest in emerging markets worldwide, including those in Asia (such as the People's Republic of China) and Latin America. Carrier's investments in emerging markets carry a higher level of currency, political and economic risk than investments in developed markets. Carrier's business is subject to changes in economic, industrial, international and climate conditions, including possible changes in interest rates, which could affect the demand for its products; changes in legislation and government regulations, including those relating to refrigerants and their effect on global environmental conditions; changes in technology; changes in the level of construction activity; and competition from a large number of companies, including other major domestic and foreign manufacturers. The principal methods of competition are product performance (including quality and reliability), delivery schedule, price, service and other terms and conditions of sale.

   Carrier's products and services are sold principally to builders, building contractors and owners, residential homeowners, supermarkets and food service companies. Sales are made both directly to the customer and by or through manufacturers' representatives, distributors, dealers, individual wholesalers and retail outlets.

   Revenues generated by Carrier's international operations, including U.S. export sales, were 58 percent and 55 percent of total Carrier segment revenues in 1997 and 1996, respectively. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying currency, political and economic risks.

   At December 31, 1997, the Carrier business backlog amounted to $1,021 million, as compared to $960 million at December 31, 1996. Substantially all of the business backlog at December 31, 1997 is expected to be realized as sales in 1998.

Automotive

   The Corporation's Automotive business is conducted through UT Automotive, Inc. ("UTA"). UTA is a large independent supplier of automotive electrical distribution systems and related components (terminals and connectors, body electronics, junction boxes, and switches) in the Americas and Europe. UTA is also a large independent supplier in North America of modular headliners, instrument panels, door trim assemblies, vehicle remote entry systems, and fractional horsepower DC electric motors used in commercial and industrial applications.

   UTA also produces other products such as interior trim (sun visors, armrests, and consoles), mirrors, thermal and acoustical barriers, airbag covers, electronic controls and modules, engine cooling modules, interior lighting systems, windshield wiper systems, and electrical starters for commercial applications. In the fourth quarter of 1996 UTA sold its steering wheels business.

   UTA competes worldwide to sell products to automotive manufacturers. Sales to the major automotive manufacturers are made against periodic short-term releases issued by the automotive manufacturers under contracts generally awarded for a particular car or light truck model. To serve its worldwide customer base, UTA maintains over 82 principal facilities in the Americas, Europe and Asia.

   Ford Motor Company is UTA's largest customer. In 1997, sales to Ford Motor Company were $1,125 million, or 38 percent of total UTA revenues. In 1996 and 1995, sales to Ford Motor Company were $1,224 million (38 percent of total UTA revenues) and $1,238 million (40 percent of total UTA revenues), respectively.

   UTA's business is subject to changes in economic, industrial and international conditions; changes in interest rates and in the level of automotive production which could affect the demand for many of its products; changes in the prices of essential raw materials and petroleum-based materials; changes in legislation and in government regulations; changes in technology; and substantial competition from a large number of companies including other major domestic and foreign automotive parts suppliers. The principal methods of competition are technology, price, delivery schedule, quality and product performance.

   UTA is also subject to continuing pressure from automotive manufacturers to reduce its prices and to assume greater responsibilities.  These pressures have resulted in UTA taking on an increasing portion of automotive manufacturers'
engineering, design, development and tooling expenditures.  UTA is also subject to significant pressure to share in automotive manufacturers' liabilities associated with warranty and product liability risks.  While recognizing the increased risks and responsibilities, UTA has positioned itself among the leading first tier suppliers responding to the automotive manufacturers'
requirements in this regard.  UTA has entered into long term supply agreements with many of its customers which require price reductions.  Future productivity improvements must be realized in order for such arrangements to be profitable.

   Revenues generated by UTA's international operations, including U.S. export sales (excluding revenues from certain non-U.S. operations which manufacture exclusively for the U.S. market), were 39 percent and 35 percent of total Automotive segment revenues in 1997 and 1996, respectively. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying currency, political and economic risks.

   At December 31, 1997, the UTA business backlog amounted to $682 million as compared to $774 million at December 31, 1996. Substantially all of the business backlog at December 31, 1997 is expected to be realized as sales in 1998.

Aerospace and Defense Businesses

    The Corporation's Pratt & Whitney and Flight Systems business segments produce aerospace and defense products. These businesses are subject to rapid changes in technology; lengthy and costly development cycles; the effects of the continuing consolidation within the aerospace and defense industry; heavy dependence on a small number of products and programs; changes in legislation and in government procurement and other regulations and procurement practices; procurement preferences and policies of some foreign customers which require in-country manufacture through co-production, offset programs (where in-country purchases and financial support projects are required as a condition to obtaining orders), joint ventures and production sharing, licensing or other arrangements; substantial competition from major domestic manufacturers and from foreign manufacturers whose governments sometimes give them direct and indirect research and development, marketing subsidies and other assistance for their commercial products; and changes in economic, industrial and international conditions.

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

   Sales of military products are affected by defense budgets (both in the U.S. and, to some extent, abroad), U.S. foreign policy and the presence of competition. Military spare parts sales have been, and will continue to be, affected by the decline in overall procurement by the U.S. and foreign governments and, to a lesser extent, by the U.S. and foreign governments' policy of increasing parts purchases from suppliers other than the original equipment manufacturers.

Pratt & Whitney

   Pratt & Whitney is one of the world's leading producers of large turbofan
(jet) engines for commercial and military aircraft and small gas turbine engines for business and regional/commuter aircraft. Pratt & Whitney provides overhaul and repair services and spare and replacement parts for the engines it produces, as well as overhaul and repair services and fleet management services for many models of commercial and military jet and gas turbine engines. In addition, Pratt & Whitney produces propulsion systems and solid rocket boosters for the United States Air Force ("USAF") and the National Aeronautics and Space Administration ("NASA") and provides land based power generation equipment.

   Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, and the U.S. and foreign governments. Pratt & Whitney sales in the U.S. and Canada are made directly to the customer and, to a limited extent, through independent distributors. Other export sales are made with the assistance of an overseas network of independent foreign representatives. Sales to the Boeing Company ("Boeing"), Airbus Industrie ("Airbus") and McDonnell Douglas Corporation ("McDonnell Douglas"), including sales to the Douglas Products Division of Boeing after Boeing's 1997 acquisition of McDonnell Douglas, consisting primarily of commercial aircraft jet engines, amounted to 33 percent of total Pratt & Whitney revenues in 1997. Pratt & Whitney's major competitors are the aircraft engine businesses of General Electric Company ("GE") and Rolls-Royce plc.

   Pratt & Whitney currently produces three families of large commercial jet engines; the JT8D-200, the PW2000 series and the PW4000 series. Pratt & Whitney's JT8D-200 powers the Boeing MD-80 aircraft. Applications for the PW2000 series include the Boeing 757-200/PF aircraft. Pratt & Whitney's PW4000 engine family powers the Airbus A310-300, A300-600 and A330-200/300 series; the Boeing 747-400, 767-200/300 and 777-200/300 series of aircraft; and the Boeing MD-11 aircraft. Boeing has announced that its Douglas Products Division will continue to produce MD-80 aircraft until current production commitments end in 1999 and that it will continue to offer MD-11 aircraft, although primarily as freight aircraft.

   IAE International Aero Engines AG, a Swiss corporation in which Pratt & Whitney has a 33 percent interest, markets and supports the V2500 engine. Applications for the V2500 engine include Airbus' A319, A320 and A321 aircraft and Boeing's MD-90. Boeing has announced that its Douglas Products Division will continue to produce MD-90 aircraft until current production commitments end in 1999 and that Boeing will support existing MD-90 production commitments in China through the MD-90 Trunkliner program.

   In the case of many commercial aircraft today, aircraft manufacturers offer their customers a choice of engines, giving rise to substantial competition among engine manufacturers at the time of the sale of aircraft. This competition continues to be increasingly intense particularly where new commercial airframe/engine combinations are first introduced to the market and into the fleets of individual airlines. Financial incentives granted by engine suppliers, and performance and operating cost guarantees on their part, are frequently important factors in such sales and can be substantial. (For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 1, 4, 13 and 14 of Notes to Consolidated Financial Statements at pages 33 to 35 and 40 to 41 of the Corporation's 1997 Annual Report to Shareowners.)

   In view of the global nature of the commercial aircraft industry and the risk and cost associated with launching new engine development programs, Pratt & Whitney has developed strategic alliances and collaboration arrangements on commercial engine programs in which costs, revenues and risks are shared. At December 31, 1997, the percentages of these items shared by other participants in these alliances were approximately as follows: 25 percent of the JT8D-200 series engine program, 29 percent of the PW2000 series engine program, 22 percent of the 94 and 100 inch fan models of the PW4000, 31 percent of the PW4084 and PW4090 models, and 29 percent of the PW4098 model.

   GE-P&W Engine Alliance, LLC, an alliance between GE Aircraft Engines and Pratt & Whitney in which Pratt & Whitney has a 50 percent interest, was formed during 1996 to develop, market and manufacture a new jet engine that is intended to power super-jumbo aircraft. Although no aircraft manufacturer has as yet committed to produce a super-jumbo aircraft, the GE-P&W Engine Alliance has continued its marketing activities.

   In 1997, as part of its plans to increase its overhaul and repair business, Pratt & Whitney purchased the aero engine repair operations of Howmet Corporation and N.V. Interturbine.

   Pratt & Whitney currently produces two military aircraft engines, the F100 (powering F-15 and F-16 fighter aircraft) and the F117 (powering C-17 transport aircraft). All of Pratt & Whitney's F100 and F117 sales contracts are with the USAF or with foreign governments.

   Pratt & Whitney is under contract with the USAF to develop the F119 engine, the only anticipated source of propulsion for the two-engine F-22 fighter aircraft being developed by Lockheed Martin Corporation ("Lockheed Martin") and Boeing. The F-22 made its first flight in September 1997, powered by Pratt & Whitney F119 engines. In addition, the Department of Defense selected two weapon systems contractors, Boeing and Lockheed Martin, to proceed into the next phase of the Joint Strike Fighter program development. Both companies have selected derivatives of Pratt & Whitney's F119 engine as their engine of choice to provide power for the Joint Strike Fighter demonstration aircraft.
Management cannot predict with certainty whether, when, and in what quantities Pratt & Whitney will produce F119 engines.

   Pratt & Whitney Space Propulsion ("SP") produces hydrogen fueled rocket engines for the commercial and U.S. Government space markets and advanced turbo pumps for NASA. SP, together with NPO Energomash, is developing a new Lox-Kerosene RD-180 booster engine for two launch vehicles being marketed by Lockheed Martin. Chemical Systems, a unit of SP, manufactures solid fuel propulsion systems and booster motors for the commercial and civil markets and several U.S. military launch vehicles and missiles.

   Gas turbine engines manufactured by Pratt & Whitney Canada, including various turbofan, turboprop and turbo shaft engines, are used in a variety of aircraft including six to eighty passenger business and regional airline aircraft and light and medium helicopters. Pratt & Whitney Canada also provides services worldwide.

   Revenues from Pratt & Whitney's international operations, including U.S. export sales, were 51 percent and 54 percent of total Pratt & Whitney segment revenues in 1997 and 1996, respectively. Such operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings) as well as to varying political and economic risks.

   At December 31, 1997, the business backlog for Pratt & Whitney amounted to $8,258 million, including $1,852 million of U.S. Government funded contracts and subcontracts, as compared to $8,889 million and $1,927 million, respectively, at December 31, 1996. Of the total Pratt & Whitney business backlog at December 31, 1997, approximately $4,325 million is expected to be realized as sales in 1998. Significant elements of Pratt & Whitney's business, such as spare parts sales for engines in service, generally have short lead times. Therefore, backlog may not be indicative of future demand. Also, since a substantial portion of the backlog for commercial customers is scheduled for delivery beyond 1998, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled.

Flight Systems

   The Corporation's Flight Systems business is conducted through Sikorsky Aircraft and Hamilton Standard.

   Sikorsky is one of the world's leading manufacturers of military and commercial helicopters and the primary supplier of transport helicopters to the U.S. Army. All branches of the U.S. military operate Sikorsky helicopters. Sikorsky produces helicopters for a variety of uses, including passenger, utility/transport, cargo, anti-submarine warfare, search and rescue and heavy-lift operations. Sikorsky also supplies helicopters to foreign governments and the worldwide commercial market. In addition to sales of new helicopters, Sikorsky's business base encompasses spare parts for past and current helicopters produced by Sikorsky, and, through its subsidiary, Sikorsky Support Services, Inc., the repair and retrofit of helicopters in the U.S. military fleet. Other major helicopter manufacturers include Bell Helicopter Textron, Eurocopter, Boeing Helicopters (including the recently acquired helicopter business of McDonnell Douglas), Agusta, GKN Westland Helicopters and Mil.

   Current production programs at Sikorsky include the Black Hawk medium-transport helicopter for the U.S. and foreign governments; the international Naval Hawk, a derivative of the Seahawk medium-sized helicopter for multiple naval missions for foreign governments; the CH-53E Super Stallion heavy-lift helicopter for the U.S. Marine Corps; and the S-76 intermediate-sized helicopter for executive transport, offshore oil platform support, search and rescue, emergency medical service and other utility operations.

   In July, 1997 Sikorsky signed a multi-year contract with the U.S. Government to deliver 108 Black Hawk helicopters from July 1997 through June 2002. Under the contract, the Government currently has the right to cancel 54 helicopters scheduled for delivery from July 1999 through June 2002. Declining Defense Department budgets make Sikorsky increasingly dependent upon expanding its international market position. Such sales sometimes require the development of in-country co-production programs, such as the program in which Sikorsky participates in South Korea.

   Sikorsky is engaged in full scale development of the S-92 aircraft, a large cabin derivative of the Black Hawk helicopter, for commercial and military markets. Certification of the first S-92 is expected in the year 2000. A significant portion of the development is being carried out by companies in Brazil, the People's Republic of China, Japan, Spain and Taiwan under collaborative arrangements.

   Sikorsky has a 50% interest in a joint venture with Boeing Helicopters for the development of the U.S. Army's next generation light helicopter, the RAH-66 Comanche. The Boeing Sikorsky Team is performing under a cost reimbursement contract awarded in 1991. The first prototype aircraft performed a successful first flight in January 1996 and is undergoing further flight testing. In December 1996, Sikorsky and Boeing signed a modification to the contract which includes additional development and testing and the fabrication of six early operational capability aircraft. Management cannot predict with certainty whether, when, and in what quantities the Comanche will go into production.

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

   Revenues generated by Flight Systems' international operations, including export sales, were 38 percent and 27 percent of total Flight Systems segment revenues in 1997 and 1996, respectively. Such operations are subject to local government regulations (including regulations relating to capital conditions, currency conversion and repatriation of earnings) as well as to various political and economic risks.

   At December 31, 1997, the Flight Systems business backlog amounted to $2,373 million, including $1,238 million under funded contracts and subcontracts with the U.S. Government, as compared to $2,606 million and $1,646 million, respectively, at December 31, 1996. Of the total Flight Systems business backlog at December 31, 1997, approximately $1,728 million is expected to be realized as sales in 1998.

                 Other Matters Relating to the Corporation's
                           Business as a Whole

Research and Development

   To maintain its competitive position, the Corporation spends substantial amounts of its own funds on research and development. Such expenditures, which are charged to income as incurred, were $1,187 million or 4.8 percent of total sales in 1997, as compared with $1,122 million or 4.8 percent of total sales in 1996 and $963 million or 4.3 percent of total sales in 1995. The Corporation also performs research and development work under contracts funded by the U.S. Government and other customers. Such contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Flight Systems segment, amounted to $974 million in 1997, as compared with $870 million in 1996 and $871 million in 1995.

Contracts, Other Risk Factors, Environmental and Other Matters

   Government contracts are subject to termination for the convenience of the Government, in which event the Corporation normally would be entitled to reimbursement for its allowable costs incurred plus a reasonable profit. Most of the Corporation's sales are made under fixed-price type contracts; only 4.9 percent of the Corporation's total sales for 1997 were made under cost-reimbursement type contracts.

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

   The Corporation is now and believes that, in light of the current Government contracting environment, it will be the subject of one or more Government investigations. See Item 3 - Legal Proceedings at pages 10 and 11 of this Form 10-K for further discussion.

   The Corporation does not currently believe that Defense Department budget cutbacks will have a material adverse effect on the profitability of the Corporation due in part to the growth in the Corporation's commercial businesses.

   Management currently believes that the diversification of the Corporation's businesses across multiple industries and geographically throughout the world has helped, and should continue to help, limit the effect of adverse conditions in any one industry or the economy of any country or region on the consolidated results of the Corporation. There can be no assurance, however, that the effect of adverse conditions in one or more industries or regions will be limited or offset in the future.

   Like other users in the U.S., the Corporation is largely dependent upon foreign sources for certain of its raw materials requirements such as cobalt (Africa), and chromium (Africa, Eastern and Central Europe and the countries of the former Soviet Union). To alleviate this dependence and accompanying risk, the Corporation has a number of on-going programs which include the development of new vendor sources; the increased use of more readily available materials through material substitutions and the development of new alloys; and conservation of materials through scrap reclamation and new manufacturing processes such as net shape forging.

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

   The Corporation does not anticipate that compliance with current federal, state and local provisions relating to the protection of the environment will have a material adverse effect upon its cash flows, competitive position, financial position or results of operations. (Environmental matters are the subject of certain of the Legal Proceedings described in Item 3 - Legal Proceedings at pages 10 and 11 of this Form 10-K, and are further addressed in Management's Discussion and Analysis of Results of Operations and Financial Position at page 27 and Notes 1 and 14 of Notes to Consolidated Financial Statements at page 34 and 41 of the Corporation's 1997 Annual Report to Shareowners.)

   Most of the laws governing environmental matters include criminal provisions. If the Corporation were convicted of a violation of the federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation would be listed on the Environmental Protection Agency's (EPA) List of Violating Facilities. The listing would continue until the EPA concluded that the cause of the violation had been cured. Any listed facility cannot be used in performing any U.S. Government contract awarded to the Corporation during any period of listing by the EPA.

   While the Corporation's patents, trademarks, licenses and franchises are cumulatively important to its business, the Corporation does not believe that the loss of any one or group of related patents, trademarks, licenses or franchises would have a material adverse effect on the overall business of the Corporation or on any of its business segments.

   A discussion of the potential exposure to the Corporation arising from the need to modify computer systems for the transition to the year 2000, and the steps being taken by the Corporation to address these matters, is included in Management's Discussion and Analysis of Results of Operations and Financial Position under the heading "Year 2000" on page 27 of the Corporation's 1997 Annual Report to Shareowners.

   This Report on Form 10-K, the Corporation's Annual Report to Shareowners and the Corporation's Quarterly Reports on Form 10-Q contain "forward-looking statements", as defined in the Private Securities Litigation Reform Act of 1995, which reflect the Corporation's current view (as of the date such forward-looking statement is made) with respect to future events, prospects, projections or financial performance. Other written or oral statements made by or on behalf of the Corporation including, but not limited to, press releases and Reports on Form 8-K, may also include forward-looking statements. All such forward-looking statements are subject to uncertainties, risks and other factors that could affect the Corporation's operations, products and markets and cause actual results to differ materially from those made, implied, projected, forecasted or estimated in such forward-looking statements. For information identifying some of these uncertainties, risks and other factors, see the discussion included in Item 1 - Business of this Form 10-K under the headings "Description of Business by Industry Segment" and "Other Matters Relating to the Corporation's Business as a Whole" and in Item 3 -
Legal Proceedings of this Form 10-K.

Employees

   At December 31, 1997, the Corporation's total employment was approximately 180,100.

Item 2.    Properties

   The Corporation's fixed assets include the plants and warehouses described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The Corporation's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Corporation considers the present level of fixed assets capitalized as of December 31, 1997, suitable and adequate for the respective industry segments' operations in the current business environment.

   The following square footage numbers are approximations. At December 31, 1997, the Corporation operated (a) plants in the U.S. which had 33.3 million square feet, of which 5.0 million square feet were leased; (b) plants outside the U.S. which had 21.0 million square feet, of which 2.5 million square feet were leased; (c) warehouses in the U.S. which had 4.7 million square feet, of which 2.8 million square feet were leased; and (d) warehouses outside the U.S. which had 6.1 million square feet, of which 3.8 million square feet were leased.

   Management believes that the facilities for the production of its products are suitable and adequate for the business conducted therein, are being appropriately utilized consistent with experience and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. The Corporation continuously reviews its anticipated requirements for facilities and, based on that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

Item 3.    Legal Proceedings

   As previously reported, in June 1992, the Department of Justice filed a civil False Claims Act complaint in the United States District Court for the District of Connecticut, No. 592CV375, against Sikorsky Aircraft alleging that the Government was overcharged by nearly $4 million in connection with the pricing of parts supplied for the reconditioning of the Navy's Sea King helicopter. The Complaint seeks treble damages plus a $10,000 penalty for each false claim submitted. The bench trial in this matter concluded in August, 1997. Post-trial papers have been submitted to the judge and the parties are awaiting the court's decision.

   In December, 1996, the Department of Defense issued a contracting officer's "final decision" with respect to Pratt & Whitney's Government contracts accounting practices for aircraft engine parts produced by foreign companies under certain commercial engine collaboration programs. The final decision states that the Corporation failed to comply with various accounting requirements incorporated in its contracts with the government. The final decision covered the years 1984-95, inclusive, and claimed contract damages of $260.3 million, of which $102.7 million is interest. This matter was initially investigated by the U.S. Department of Justice, which closed its investigation in 1996. The Corporation believes its accounting practices comply with contract requirements and has not changed its accounting practices in response to the government's claim. On December 24, 1996, the Corporation filed a notice of appeal with the Armed Services Board of Contract Appeals. A hearing in this matter is scheduled for March 1998. The Government has reserved its right to file additional claims for 1996 (and later years if the accounting practices are unchanged) plus additional interest. The Corporation has filed a counterclaim against the Government in the amount of $42 million.

   As previously reported, a jury in Chromalloy Gas Turbine Corporation v. United Technologies Corporation, No. 95-CI-12541, a Texas state action, found that Pratt & Whitney did not monopolize any relevant market but did willfully attempt to monopolize an unspecified market. In May, 1997, the Court entered a Final Judgment denying Chromalloy's request for damages, injunctive relief and declaratory relief. Chromalloy has appealed the Court's decision.

   In July 1997, the Corporation was served with a qui tam complaint under the civil False Claims Act that had been filed under seal in the United States District Court for the District of Connecticut in June 1994 (No. 394CV00963). The Complaint seeks treble damages and penalties arising out of an alleged failure by Norden Systems, Inc., a subsidiary of the Corporation, to account properly for its fixed assets in billings on government contracts. (The assets of Norden Systems, Inc. were sold to Westinghouse in 1994). The Government has declined to take over the action which is being pursued by the relator.

   In July 1997, the Corporation was served with a qui tam complaint under the civil False Claims Act that had been filed under seal in the United States District Court for the District of Connecticut in December 1994 (No. 394CV02063). The Complaint seeks treble damages and penalties arising out of an alleged failure by Norden Systems, Inc., a subsidiary of the Corporation, and the Corporation to account properly for insurance costs in billings on government contracts. (The assets of Norden Systems, Inc. were sold to Westinghouse in 1994). The Government has declined to take over the action which is being pursued by the relator.

   In January, 1998, the Corporation was served with a qui tam complaint under the civil False Claims Act that had been filed under seal in the United States District Court for the District of Connecticut in November, 1995 (No. 395CV02431
(DJS)). The Complaint seeks treble damages and penalties arising out of an alleged failure of Hamilton Standard to implement an "Inspection Method Sheet Inspection System". The Government has declined to take over the action which is being pursued by the relator.

   The Corporation does not believe that resolution of any of the foregoing legal matters will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flows, or financial position.

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

   The Corporation has incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. The Corporation believes that any payments it may be required to make as a result of these claims will not have a material effect upon the cash flows, competitive or financial position, or results of operations of the Corporation. The Corporation has had liability and property insurance in force over its history with a number of insurance companies, and the Corporation has commenced litigation seeking indemnity and defense under these insurance policies in relation to its environmental liabilities. Settlements to date, which have not been material, have been recorded upon receipt. While the litigation against the Corporation's historic liability insurers has concluded, it is expected that the case against the Corporation's property insurers will last several years. (For information regarding the matters discussed in this paragraph, see "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Position at page 27 and Notes 1 and 14 of the Notes to Consolidated Financial Statements at pages 34 and 41 of the Corporation's 1997 Annual Report to Shareowners.)

Item 4.    Submission of Matters to a Vote of Security Holders

   No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 1997.

-----            Executive Officers of the Registrant

   The executive officers of United Technologies Corporation, together with the offices in United Technologies Corporation presently held by them, their business experience since January 1, 1993, and their ages, are as follows:

                                       Other Business            Age
Name             Title                 Experience                2/1/98
                                       Since 1/1/93

Ari Bousbib      Vice President        Managing Director, The    36
                 Strategic Planning    Strategic Partners
                 (since 1997)          Group; Partner, Booz,
                                       Allen & Hamilton.
Eugene Buckley   President, Sikorsky   President, Sikorsky       67
                 Aircraft Corporation  Aircraft Division
                 (since 1995)

William L.       Senior Vice                                     55
Bucknall, Jr.    President, Human      -------
                 Resources &
                 Organization
                 (since 1992)

                                       Other Business            Age
Name             Title                 Experience                2/1/98
                                       Since 1/1/93

Kevin Conway     Vice President,       Director of Taxes,        49
                 Taxes                 United Technologies
                 (since 1995)          Corporation

George David     Chairman (since       President and Chief       55
                 1997),                Operating Officer
                 President and Chief
                 Executive Officer
                 (since 1994)

C. Scott Greer   President, UT         President, Chief          47
                 Automotive            Operating Officer
                 (since 1997)          Echlin, Inc.

Jay L.           Acting Chief          Director, Internal        47
Haberland        Financial Officer     Audit;
                 (since 1997), and     Vice President, Finance,
                 Vice President-       Commercial & Industrial
                 Controller (since     Group
                 1996)                 The Black & Decker
                                       Corporation

Ruth R. Harkin   Senior Vice           President and Chief       53
                 President,            Executive Officer,
                 International         Overseas Private
                 Affairs and           Investment Corporation;
                 Government Relations  Partner, Akin, Gump,
                 (since 1997)          Strauss, Hauer & Field

Robert J.        Senior Vice           -------                   64
Hermann          President, Science &
                 Technology (since
                 1992)

Karl J. Krapek   Executive Vice        -------                   49
                 President (since
                 1997) and President,
                 Pratt & Whitney
                 (since 1992)

Raymond P.       President, Hamilton   Executive Vice            54
Kurlak           Standard (since       President, Sikorsky
                 1995)

John R. Lord     President, Carrier    President, Carrier NAO    54
                 Corporation
                 (since 1995)

Stephen F. Page  President and Chief   Executive Vice President  58
                 Executive Officer,    and Chief Financial
                 Otis Elevator (since  Officer, United
                 1997)                 Technologies
                                       Corporation; Executive
                                       Vice President and Chief
                                       Financial Officer, The
                                       Black & Decker
                                       Corporation

Gilles A. H.     Vice President -      Vice President, Finance   51
Renaud           Treasurer             Carrier Corporation
                 (since 1996)

William H.       Vice President,       Vice President and        54
Trachsel         Secretary and Deputy  Deputy General Counsel
                 General Counsel
                 (since 1993)

Jean-Pierre van  Chairman, Otis        President, Otis Elevator  63
Rooy             Elevator
                 (since 1997)

                                       Other Business            Age
Name             Title                 Experience                2/1/98
                                       Since 1/1/93

Irving B.        Executive Vice        -------                   52
Yoskowitz        President and
                 General Counsel
                 (since 1990)

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

   See Comparative Stock Data appearing on page 43 of the Corporation's 1997 Annual Report to Shareowners containing the following data relating to the Corporation's Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends. All such data are incorporated by reference in this Report.

Item 6.    Selected Financial Data

   See the Five Year Summary appearing on page 21 of the Corporation's 1997 Annual Report to Shareowners containing the following data: revenues, net income, basic and diluted earnings per share, cash dividends on Common Stock, total assets and long-term debt. All such data are incorporated by reference in this Report. See Notes to Consolidated Financial Statements appearing on pages 33 through 43 of the Corporation's 1997 Annual Report to Shareowners for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in such Five Year Summary.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position

   See Management's Discussion and Analysis of Results of Operations and Financial Position appearing on pages 22 through 27 of the Corporation's 1997 Annual Report to Shareowners; such discussion and analysis is incorporated by reference in this Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

   See discussion appearing at pages 26 through 27 and 33 through 34 of the Corporation's 1997 Annual Report to Shareowners under the headings "Derivative and Other Financial Instruments" and "Hedging Activity" for information concerning market risk sensitive instruments. Such information is incorporated by reference in this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

   The 1997 and 1996 Balance Sheets, and other financial statements for the years 1997, 1996 and 1995, together with the report thereon of Price Waterhouse LLP dated January 22, 1998, appearing on pages 28 through 32 in the Corporation's 1997 Annual Report to Shareowners are incorporated by reference in this Form 10-K.

   The 1997 and 1996 Selected Quarterly Financial Data appearing on page 43 in the Corporation's 1997 Annual Report to Shareowners are incorporated by reference in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

Item 10.   Directors and Executive Officers of the Registrant

   The information required by Item 10 with respect to directors is incorporated herein by reference from pages 4 through 7 of the Corporation's Proxy Statement for the 1998 Annual Meeting of Shareowners. Information regarding executive officers is contained in Part I of this Form 10-K at pages 11 through 13. Information concerning Section 16(a) compliance is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" at page 9 of the 1998 Proxy Statement.

Item 11.   Executive Compensation

   The information required by Item 11 is incorporated herein by reference from pages 9 through 10 and 18 through 22 of the Corporation's Proxy Statement for the 1998 Annual Meeting of Shareowners. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated herein by reference from pages 8 and 9 of the Corporation's Proxy Statement for the 1998 Annual Meeting of Shareowners.

Item 13.   Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated herein by reference from page 9 of the Corporation's Proxy Statement for the 1998 Annual Meeting of Shareowners.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                       Page Number
(a)  Financial Statements, Financial Statement         in Annual
     Schedules and Exhibits                            Report


      (1) Financial Statements (incorporated by reference from the 1997 Annual Report to Shareowners):

          Report of Independent Accountants .........  28
          Consolidated Statement of Operations for
          the Three Years ended December 31, 1997 ...  29
          Consolidated Balance Sheet--December 31,     30
          1997 and 1996 .............................
          Consolidated Statement of Cash Flows for     31
          the Three Years ended December 31, 1997 ...
          Consolidated Statement of Changes in         32
          Shareowners' Equity .......................
          Notes to Consolidated Financial Statements   33
          Selected Quarterly Financial Data            43
          (Unaudited) ...............................

                                                       Page Number
                                                       in Form 10-K

      (2) Financial Statement Schedule
          For the three years ended December 31,
          1997:

          Report of Independent Accountants on         S-I
          Financial Statement .......................
          Schedule II Valuation and Qualifying         S-II
          Accounts ..................................
          Consent of Independent Accountants ........  F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)       Exhibits:

          The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

          Exhibit Number
          3.1   Restated Certificate of Incorporation,
                incorporated by reference to Exhibit 3(i) to United Technologies Corporation Quarterly Report on Form 10-Q (Commission File number 1-812) for quarterly period ended June 30, 1997.
          3.2 Bylaws, incorporated by reference to Exhibit 3.2 to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1994.
          4 The Corporation hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries and any unconsolidated subsidiaries.
          10.1 United Technologies Corporation 1979 Long Term Incentive Plan, incorporated by reference to
                Exhibit 10(i) to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
          10.2 United Technologies Corporation Annual Executive Incentive Compensation Plan, as amended. *
          10.3 United Technologies Corporation Disability Insurance Benefits for Executive Control Group, incorporated by reference to Exhibit 10 (iii) to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
          10.4 United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to
                Exhibit 10(iv) to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
          10.5 United Technologies Corporation Pension Preservation Plan, incorporated by reference to
                Exhibit 10(v) for United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
          10.6 United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to
                Exhibit 10(vi) to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
          10.7 United Technologies Corporation Deferred Compensation Plan, as amended. *
          10.8 Otis Elevator Company Incentive Compensation Plan, incorporated by reference to Exhibit 10(viii) to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
          10.9 United Technologies Corporation Directors Retirement Plan, as amended. *
          10.10 United Technologies Corporation Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(x) to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
          10.11 United Technologies Corporation Long Term
                Incentive Plan, as amended. *

          Exhibit Number
          10.12 United Technologies Corporation Executive
                Disability, Income Protection and Standard
                Separation Agreement Plan, incorporated by
                reference to Exhibit 10(xii) to United
                Technologies Corporation Annual Report on Form 10-K
                (Commission file number 1-812) for fiscal year
                ended December 31, 1992.
          10.13 United Technologies Corporation Directors'
                Restricted Stock/Unit Program, incorporated by
                reference to Exhibit 10(xiii) to United
                Technologies Corporation Annual Report on Form 10-K
                (Commission file number 1-812) for fiscal year
                ended December 31, 1992.
          10.14 United Technologies Corporation Board of Directors
                Deferred Stock Unit Plan. *
          10.15 United Technologies Corporation Pension
                Replacement Plan, incorporated by reference to
                Exhibit 10(xv) to United Technologies Corporation
                Annual Report on Form 10-K (Commission file number
                1-812) for fiscal year ended December 31, 1993.
          10.16 United Technologies Corporation Special Retention
                and Stock Appreciation Program, incorporated by
                reference to Exhibit 10(xvi) to United
                Technologies Corporation Report on Form 10-Q
                (Commission file number 1-812) for quarterly
                period ended September 30, 1995.
          10.17 United Technologies Corporation Nonemployee
                Director Stock Option Plan. *
          11    Statement re: Computation of Per Share Earnings.**
          12    Statement re: Computation of Ratio of Earnings to
                Fixed Charges. **
          13    Annual Report to Shareowners for year ended
                December 31, 1997 (except for the pages and
                information thereof expressly incorporated by
                reference in this Form 10-K, the Annual Report to
                Shareowners is provided solely for the information
                of the Securities and Exchange Commission and is
                not to be deemed ``filed'` as part of this Form
                10-K). **
          21    Subsidiaries of the Registrant. **
          23    Consent of Price Waterhouse, included as page F-1 of
                this Form 10-K.
          24    Powers of Attorney of Howard H. Baker, Jr.,
                Antonia Handler Chayes, Charles W. Duncan, Jr.,
                Jean-Pierre Garnier, Pehr G. Gyllenhammar, Karl J.
                Krapek, Charles R. Lee, Robert H. Malott, William
                J. Perry, Frank P. Popoff, Andre Villeneuve,
                Harold A. Wagner and Jacqueline G. Wexler. **
          27    Financial Data Schedule. **
          27.1  Restated Prior Periods' Financial Data Schedule.**
          27.2  Restated Prior Periods' Financial Data Schedule.**

          Notes to Exhibits List:
          * Incorporated by reference to Exhibit of the same number to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995.

          **    Submitted electronically herewith.

(b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1997.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITED TECHNOLOGIES CORPORATION
                                   (Registrant)


                                 By /s/ Jay L. Haberland
                                        Jay L. Haberland
                                        Acting Chief Financial Officer
Date:  February 16, 1998                and Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature                  Title                      Date



/s/ George David           Chairman, Director and     February 16, 1998
George David               President and Chief
                           Executive Officer

/s/ Jay L. Haberland       Acting Chief Financial     February 16, 1998
Jay L. Haberland           Officer and Vice
                           President - Controller

HOWARD H. BAKER, JR. *     Director   )
(Howard H. Baker, Jr.)

ANTONIA HANDLER CHAYES *   Director   )
(Antonia Handler Chayes)

CHARLES W. DUNCAN, JR. *   Director   )
(Charles W. Duncan, Jr.)


JEAN-PIERRE GARNIER *      Director   )
(Jean-Pierre Garnier)

PEHR G. GYLLENHAMMAR *     Director   )    *By:/s/ William H. Trachsel
(Pehr G. Gyllenhammar)                             William H. Trachsel
                                                   Attorney-in Fact
                                                   Date:  February 16, 1998
KARL J. KRAPEK*            Director   )
(Karl J. Krapek)

CHARLES R. LEE *           Director   )
(Charles R. Lee)

ROBERT H. MALOTT *         Director   )
(Robert H. Malott)

Signature                  Title                  Date

WILLIAM J. PERRY*          Director   )
(William J. Perry)

FRANK P. POPOFF *          Director   )     *By: /s/ William H. Trachsel
(Frank P. Popoff)                                    William H. Trachsel
                                                     Attorney-in Fact
                                                     Date:  February 16, 1998

ANDRE VILLENEUVE *         Director   )
(Andre Villeneuve)

HAROLD A. WAGNER *         Director   )
(Harold A. Wagner)

JACQUELINE G. WEXLER *     Director   )
(Jacqueline G. Wexler)

      S-I                                                  SCHEDULE I

               REPORT OF INDEPENDENT ACCOUNTANTS ON
                   FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
 of United Technologies Corporation


     Our audits of the consolidated financial statements referred to in our report dated January 22, 1998 appearing on page 28 of the 1997 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/  Price Waterhouse LLP
Price Waterhouse LLP
Hartford, Connecticut
January 22, 1998

                                                           SCHEDULE II


           UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           Schedule II - Valuation and Qualifying Accounts
                 Three Years Ended December 31, 1997
                        (Millions of Dollars)


Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 1994                              $       509
  Provision charged to income                                    1
  Doubtful accounts written off (net)                          (88)
  Other adjustments                                              8

Balance December 31, 1995                                      430
  Provision charged to income                                   40
  Doubtful accounts written off (net)                          (57)
  Other adjustments                                             (1)

Balance December 31, 1996                                      412
  Provision charged to income                                   59
  Doubtful accounts written off (net)                          (29)
  Other adjustments                                            (16)

Balance December 31, 1997                              $       426



Future Income Tax Benefits - Valuation allowance:

Balance December 31, 1994                              $       355
  Additions charged to income tax expense                       49
  Reductions credited to income tax expense                    (52)

Balance December 31, 1995                                      352
  Additions charged to income tax expense                       30
  Reductions credited to income tax expense                    (48)

Balance December 31, 1996                                      334
  Additions charged to income tax expense                       55
  Reductions credited to income tax expense                    (95)

Balance December 31, 1997                              $       294


              CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 333-
26331, 33-46916, 33-40163, 33-34320, 33-31514, 33-29687 and 33-6452) and in
the Registration Statements on Form S-8 (Nos. 333-21853, 333-18743, 333-21851, 33-57769, 33-45440, 33-11255, 33-26580, 33-26627, 33-28974, 33-51385,
33-58937, and 2-87322) of United Technologies Corporation of our report dated January 22, 1998 appearing on page 28 of the 1997 Annual Report to Shareowners which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page S-I of this Form 10-K.


/s/  Price Waterhouse LLP
Price Waterhouse LLP
Hartford, Connecticut
February 16, 1998