Form 10-Q
period 1998-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 1998-04-28
CIK 101829

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.
                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 1998



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

At March 31, 1998 there were 229,511,741 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                     Quarter Ended March 31, 1998



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the quarters ended March
       31, 1998 and 1997                                         1
     Condensed Consolidated Balance Sheet at March
       31, 1998 and December 31, 1997                            2
     Condensed Consolidated Statement of Cash
       Flows for the quarters ended March 31,
       1998 and 1997                                             3
     Notes to Condensed Consolidated Financial
       Statements                                                4
     Report of Independent Accountants                           7

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position                8

Part II - Other Information

  Item 1. Legal Proceedings                                     15

  Item 6. Exhibits and Reports on Form 8-K                      15

Signatures                                                      16

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                    Quarter Ended
                                                      March 31,
In Millions of Dollars (except per share          1998           1997
amounts)
Revenues:
   Product sales                           $      4,725   $      4,645
   Service sales                                  1,299          1,241
   Financing revenues and other income, net          87             48
                                                  6,111          5,934
Costs and expenses:
   Cost of products sold                          3,787          3,760
   Cost of services sold                            825            776
   Research and development                         308            271
   Selling, general and administrative              731            702
   Interest                                          49             48
                                                  5,700          5,557
Income before income taxes and minority             411            377
   interests
   Income taxes                                     131            124
   Minority interests                                20             29
Net Income                                 $        260   $        224

Earnings per share of common stock:
   Basic                                   $       1.10   $        .91
   Diluted                                 $       1.04   $        .87
Dividends per share of common stock        $        .31   $        .31

Average number of shares outstanding (in
   thousands):
   Basic                                        229,416        237,396
   Diluted                                      248,811        256,236


See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET

                                              March 31,    December 31,
In Millions of Dollars                          1998           1997
                                             (Unaudited)

                                Assets

Cash and cash equivalents                  $        703   $        755
Accounts receivable, net                          4,090          3,789
Inventories and contracts in progress, net        3,307          3,173
Future income tax benefits                        1,180          1,111
Other current assets                                319            420
   Total Current Assets                           9,599          9,248

Fixed assets                                     10,535         10,655
   Less - accumulated depreciation               (6,406)        (6,393)
                                                  4,129          4,262
Other assets                                      3,612          3,209

   Total Assets                            $     17,340   $     16,719

                 Liabilities and Shareowners' Equity

Short-term borrowings                      $        224   $        217
Accounts payable                                  1,984          1,978
Accrued liabilities                               5,400          4,993
Long-term debt currently due                         84            123
   Total Current Liabilities                      7,692          7,311

Long-term debt                                    1,255          1,275
Future pension and postretirement benefit         1,270          1,267
obligations
Other long-term liabilities                       2,435          2,343

Series A ESOP Convertible Preferred Stock           857            865
ESOP deferred compensation                         (405)          (415)
                                                    452            450
Shareowners' Equity:
   Common Stock                                   2,569          2,488
   Treasury Stock                                (2,560)        (2,472)
   Retained earnings                              4,725          4,558
   Accumulated other non-shareowner
     changes in equity                             (498)          (501)
                                                  4,236          4,073

  Total Liabilities and Shareowners' Equity$     17,340   $     16,719

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                    Quarter Ended
                                                      March 31,
In Millions of Dollars                            1998           1997
Operating activities:
   Net income                              $        260   $        224
   Adjustments to reconcile net income
    to net cash flows provided by
    operating activities:
    Depreciation and amortization                   214            211
    Deferred income tax benefit                     (87)           (49)
    Change in:
     Accounts receivable                           (258)           209
     Inventories and contracts in                   (88)          (193)
       progress
     Accounts payable and accrued                   368             59
       liabilities
     Other current assets                            78             42
    Other, net                                       71              6
     Net cash flows provided by                     558            509
       operating activities
Investing activities:
   Capital expenditures                            (155)          (161)
   Acquisitions of business units                  (235)           (46)
   Dispositions of business units                     -             26
   (Increase) decrease in customer
    financing assets, net                           (84)            28
   Other, net                                        35             43
     Net cash flows used in investing              (439)          (110)
       activities
Financing activities:
   Repayments of long-term debt                     (64)           (34)
   Increase (decrease) in short-term                  8             (6)
    borrowings, net
   Dividends paid on Common Stock                   (71)           (74)
   Common Stock repurchase                          (89)          (145)
   Other, net                                        50             19
     Net cash flows used in financing              (166)          (240)
       activities
Effect of foreign exchange rate
  changes on Cash and cash equivalents               (5)           (21)

     Net (decrease) increase in cash
       and cash equivalents                         (52)           138
Cash and cash equivalents, beginning                755          1,127
  of year
Cash and cash equivalents, end of          $        703   $      1,265
  period


See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The Condensed Consolidated Financial Statements at March 31, 1998 and for the quarters ended March 31, 1998 and 1997 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  In the first quarter of 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments. For the quarters ended March 31, 1998 and March 31, 1997, total non-shareowner changes in equity were $263 and $125, respectively.

Contingent Liabilities

  While there has been no significant change in the Corporation's material contingencies during 1998, the matters previously described in Note 14 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in the Corporation's Annual Report on Form 10-K for calendar year 1997, are summarized below.

Environmental

  The Corporation's operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations.

  Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Where no amount within a range of estimates is more likely, the minimum is accrued. Otherwise, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site including existing technology, current laws and regulations and prior remediation experience. For sites with multiple responsible parties, the Corporation considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Liabilities with fixed or reliably determinable future cash payments are discounted.

  The Corporation has had insurance in force over its history with a number of insurance companies and has commenced litigation seeking indemnity and defense under these insurance policies in relation to its environmental liabilities.
The litigation is expected to last several years. Environmental liabilities are not reduced by potential insurance reimbursements.

  As discussed above, the Corporation has accrued for the costs of environmental remediation activities and periodically reassesses these amounts.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Management believes that losses materially in excess of amounts accrued are not reasonably possible.

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


  The Corporation has accrued its liability for environmental investigatory, remediation, operating and maintenance costs, performance guarantees and other litigation and claims based on management's estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows, or financial position of the Corporation.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Earnings Per Share

                                                      Quarter Ended
                                                        March 31,
In Millions of Dollars
 (except per share                                   1998        1997
 amounts)
Net Income                                      $      260   $     224
ESOP Stock dividends                                    (8)         (8)

Basic earnings                                         252         216

ESOP Stock adjustment                                    6           6

Diluted earnings                                $      258   $     222

Average shares
 (thousands):
Basic                                              229,416     237,396

Stock awards                                         5,822       5,806
ESOP Stock                                          13,573      13,034

Diluted                                            248,811     256,236

Basic earnings per                              $     1.10   $     .91
 share

Diluted earnings per                            $     1.04   $     .87
 share

/TABLE

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters ended March 31, 1998 and 1997, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 22, 1998 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters ended March 31, 1998 and 1997, the condensed consolidated statement of cash flows for the quarters ended March 31, 1998 and 1997, and the condensed consolidated balance sheet as of March 31, 1998. This financial information is the responsibility of the company's management.

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

  We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, of changes in shareowners' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 22, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse LLP
Hartford, Connecticut
April 22, 1998

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL POSITION


                         BUSINESS ENVIRONMENT

  The Corporation's operations are classified into five principal business segments. Otis, Carrier and UT Automotive subsidiaries serve customers in the commercial property, residential housing and automotive industries. Pratt & Whitney and the Flight Systems segment, which includes Sikorsky and Hamilton Standard, serve commercial and government customers in the aerospace industry. As world-wide businesses, these operations are affected by global and regional economic factors. However, the diversity of the Corporation's businesses and global market presence has helped limit the impact of any one industry or the economy of any single country on the consolidated results.

  Economic growth rates in the Asia Pacific region slowed during the latter part of 1997. Tightening of credit in Asia has restricted available financing for new construction and slowed the completion of projects currently underway, resulting in less activity compared to recent years. While recognizing that the Asian economic downturn may continue beyond 1998, management believes the long-term economic growth prospects of the region remain intact. Therefore, the Corporation's Asian investment strategy continues to focus on the long-term infrastructure requirements of the region.

  U.S. residential housing starts and commercial construction activity increased in the first quarter of 1998 compared to the same period in 1997. U.S. commercial property vacancy rates continue to improve.

  North American car and light truck production was essentially flat, while European car sales were higher in the first quarter of 1998 compared to the same period in 1997.

  Worldwide airline profits, traffic growth and load factors have been a reliable indicator for new aircraft and after-market orders. U.S. and European airlines are experiencing strong levels of profitability driven primarily by higher traffic growth, improved yields and major cost reduction programs. Airlines in the Asia Pacific region have suffered erosion in operating results reflecting weaker local economies. This erosion in earnings has resulted in a decrease in new orders for aerospace products and cancelations or deferrals of existing orders throughout the industry.

  The defense portion of the Corporation's aerospace businesses continues to respond to a changing global political environment. The U.S. defense industry continues to downsize and consolidate in response to continued pressure on U.S. defense spending.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                        RESULTS OF OPERATIONS

  Consolidated revenues and margin percentages were as follows:

                                                      Quarter Ended
                                                        March 31,
In Millions of Dollars                               1998        1997
Sales                                           $    6,024   $   5,886
Financing revenues and
 other income, net                                      87          48
Revenues                                        $    6,111   $   5,934

Gross margin %                                        23.4%       22.9%


  Consolidated revenues for the first quarter of 1998 were 3% higher than the comparable period of 1997. Excluding the unfavorable impact of foreign currency translation, revenues would have increased 6%, primarily driven by growth at Pratt & Whitney and Carrier.

  Financing revenues and other income, net, increased $39 million in the first quarter of 1998 compared to the same period of 1997 primarily due to the settlement of a contract dispute with the U.S. Government.

  Gross margin as a percentage of sales increased five-tenths of a percentage point in the first quarter of 1998 compared to the same period of 1997 due to improvements at Pratt & Whitney, UT Automotive and Flight Systems.

  Research and development expenses increased $37 million (14%) in the first quarter of 1998 compared to 1997. The increase was due to higher expenses in all segments, but principally at Pratt & Whitney. As a percentage of sales, research and development was 5.1% in the first quarter of 1998 compared to 4.6% in the same period of 1997. Research and development expenses in 1998 are expected to increase from 1997, but are expected to be approximately 5% of sales.

  Selling, general and administrative expenses increased $29 million (4%) in the first quarter of 1998 compared to 1997 due to increases in most segments.
As a percent of sales, these expenses increased to 12.1% in the first quarter of 1998 from 11.9% in the same period of 1997, due to increases at Otis, UT Automotive and Flight Systems.

  The effective income tax rate for the first quarter of 1998 was 31.9%, compared to 33% for the first quarter of 1997. The Corporation has continued to reduce its effective income tax rate by implementing tax reduction strategies.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Revenues and operating profits of the Corporation's principal business segments for the quarters ended March 31, 1998 and 1997 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
                         1998     1997     1998     1997    1998   1997
Quarter Ended
March 31,
  Otis                $  1,322 $  1,368 $    98  $   131    7.4%   9.6%
  Carrier                1,498    1,387      18       70    1.2%   5.0%
  UT Automotive            729      741      49       31    6.7%   4.2%
  Pratt & Whitney        1,916    1,719     293      182   15.3%  10.6%
  Flight Systems           676      735      65       71    9.6%   9.7%


  Otis revenues decreased 3% in the first quarter of 1998 compared to the first quarter of 1997. Excluding the unfavorable impact of foreign currency translation, revenues would have increased 2% due to increases in Europe and North America largely offset by declines in the Asia Pacific region.

  Otis operating profits decreased $33 million (25%) in the first quarter of 1998 compared to the first quarter of 1997, largely due to charges related to salaried workforce reductions and the consolidation of manufacturing and engineering facilities. Excluding these charges, 1998 operating profits increased, reflecting improvement in Europe and North America partially offset by declines in the Asia Pacific region and the unfavorable impact of foreign currency translation.

  Carrier revenues increased 8% in the first quarter of 1998 compared to the first quarter of 1997. Excluding the unfavorable impact of foreign currency translation, revenues would have increased 13%. The increase in revenues was due to the impact of 1997 acquisitions and increases in North America, Europe and transport refrigeration operations, partially offset by declines in the Asia Pacific region.

  Carrier operating profits decreased $52 million (74%) in the first quarter of 1998 compared to the first quarter of 1997 due to charges related to workforce reductions, plant closures and implementation of a new manufacturing strategy in the rotary chiller business. Excluding these charges, 1998 operating profits increased, reflecting improvements in transport refrigeration operations, Europe and the impact of 1997 acquisitions which were partially offset by declines in the Asia Pacific region and the unfavorable impact of foreign currency translation.

  UT Automotive revenues for the first quarter of 1998 decreased 2% compared to the first quarter of 1997 due to the unfavorable impact of foreign currency translation, which was mostly offset by an increase in Europe. Revenues in the interiors and North American electrical businesses were essentially flat.

  UT Automotive operating profits increased $18 million (58%) in the first quarter of 1998 compared to the first quarter of 1997 reflecting improvements in all businesses.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Pratt & Whitney revenues increased 11% the first quarter of 1998 compared to the first quarter of 1997. The 1998 increase reflects the settlement of a contract dispute with the U.S. Government and higher volumes in the government business and the commercial engine overhaul and repair business. Excluding the favorable impact of the contract dispute settlement with the U.S. Government, revenues increased 7%.

  Pratt & Whitney operating profits increased $111 million (61%) in the first quarter of 1998 compared to the first quarter of 1997, reflecting the settlement of a contract dispute with the U.S. Government and strong results in the government business partially offset by higher research and development spending. Excluding the favorable impact of the contract dispute settlement with the U.S. Government, operating profits increased 22%.

  Flight Systems revenues decreased 8% in the first quarter of 1998 compared to the first quarter of 1997. Revenue increases at Hamilton Standard in the first quarter of 1998 were more than offset by lower revenues at Sikorsky due to the timing of helicopter deliveries.

  Flight Systems operating profits decreased $6 million (8%) in the first quarter of 1998 compared to the first quarter of 1997 as improvements at Hamilton Standard were more than offset by lower volumes at Sikorsky, due to the timing of helicopter deliveries, and higher research and development spending at both businesses.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   FINANCIAL POSITION AND LIQUIDITY

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

  Set forth below is selected key cash flow data:

                                                     Quarter Ended
                                                       March 31,
In Millions of Dollars                             1998          1997
Operating Activities
  Net cash flows provided by operating       $       558   $       509
  activities

Investing Activities
  Capital expenditures                              (155)         (161)
  Acquisitions of business units                    (235)          (46)
  Dispositions of business units                       -            26
  (Increase) decrease in customer financing          (84)           28
  assets, net

Financing Activities
  Common Stock repurchase                            (89)         (145)
  Decrease in total debt                             (52)          (40)
  Decrease in net debt                                 -          (178)


  Cash flows provided by operating activities were $558 million during the first quarter of 1998 compared to $509 million for the first quarter of 1997. The improvement resulted primarily from improved operating performance.

  Cash flows used in investing activities were a use of funds of $439 million during the first quarter of 1998 compared to a use of $110 million in the first quarter of 1997. Capital expenditures in first quarter of 1998 were $155 million, a $6 million decrease from the corresponding period of 1997. The Corporation expects 1998 full year capital spending to be moderately higher than 1997. The Corporation invested $235 million in the acquisition of businesses, including Hamilton Standard's acquisition of a French aerospace components manufacturer and Carrier's investment in an air conditioning manufacturer in the Philippines. Customer financing activity was a net use of cash of $84 million in the first quarter of 1998 compared to a net source of cash of $28 million in the first quarter of 1997 as a result of first quarter 1998 funding for an Asian airline customer. While the Corporation expects that customer financing activity will be a net use of cash in 1998, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft and related equipment at March 31, 1998 were approximately $1.1 billion.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  The Corporation repurchased $89 million of common stock, representing one million shares, in the first quarter of 1998 under previously announced stock repurchase programs. Share repurchase continues to be a significant use of the Corporation's strong cash flows and serves to offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

  Other selected financial data is as follows:

                                   March 31,   December 31,   March 31,
In Millions of Dollars               1998          1997         1997
Cash and cash equivalents        $      703   $      755    $    1,265
Total debt                            1,563        1,615         1,745
Net debt (total debt less cash)         860          860           480
Shareowners' equity                   4,236        4,073         4,239
Debt-to-total capitalization             27%          28%           29%
Net debt-to-total capitalization         17%          17%           10%


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

  Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


YEAR 2000

  The Corporation continues to assess its exposure related to the impact of the Year 2000 date issue which is attributable to the fact that many computer programs use only two digits to identify a year in a date field. The Corporation's products and key financial and operational systems are being reviewed and, where required, detailed plans have been, or are being, developed and implemented on a schedule intended to permit the Corporation's computer systems and products to continue to function properly. The Year 2000 date conversion effort is expected to increase costs in 1998, 1999 and 2000. Based on the information obtained to date, management does not expect these conversion costs will have a material adverse impact on the Corporation's financial position, results of operations or cash flows. The schedule for completion and the estimated conversion costs are based on management's estimates, which include assumptions of future events, including items such as availability of qualified resources. The Corporation could be adversely impacted by the Year 2000 date issue if the conversion schedule and cost estimates for its internal systems are not met or if suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to reduce the impact on the Corporation.



SAFE HARBOR STATEMENT

  This report on Form 10-Q contains statements which, to the extent they are not historical fact, constitute "forward looking statements" under the securities laws. All forward looking statements involve risks, uncertainties and other factors that may cause the actual results, performance and achievements of the Corporation to differ materially from those contemplated or projected, forecasted, estimated, budgeted, expressed or implied by or in such forward looking statements. The forward looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

  For additional information identifying economic, political, climatic, currency, regulatory, technological, competitive and some other important factors which may affect the Corporation's operations, products and markets and could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings, including, but not limited to, the discussion included in the Business section of the Corporation's 1997 Annual Report on Form 10-K under the headings "Description of Business by Industry Segment" and "Other Matters Relating to the Corporation's Business as a Whole".

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Part II - Other Information

Item 1 - Legal Proceedings

As previously reported, the Department of Defense issued a contracting officer's "final decision" in December 1996 with respect to Pratt & Whitney's government contracts accounting practices for aircraft engine parts produced by foreign companies under certain commercial engine collaboration programs. The final decision states that the Corporation failed to comply with various accounting requirements incorporated in its contracts with the government. The final decision covered the years 1984-95, inclusive, and claimed contract damages of $260.3 million, of which $102.7 million is interest. This matter was initially investigated by the U.S. Department of Justice, which closed its investigation in 1996. The Corporation believes its accounting practices comply with contract requirements and has not changed its accounting practices in response to the government's claim. On December 24, 1996, the Corporation filed a notice of appeal with the Armed Services Board of Contract Appeals ("ASBCA"). In March 1998, the matter was tried before an ASBCA judge. The parties are currently scheduled to complete post-trial briefing in October, 1998. An ASBCA decision is not expected for some months thereafter. The Corporation filed a counterclaim against the government in the amount of $42 million. The government has reserved its rights to file additional claims for 1996 (and later years if the accounting practices are unchanged) plus additional interest.

The Corporation does not believe that resolution of the litigation discussed above will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flows, or financial position.

Except as noted above, there have been no material changes in legal proceedings during the first quarter of 1998. For a description of previously reported legal proceedings, refer to Part 1, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10-K for calendar year 1997.


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (12) Statement re computation of ratio of earnings to fixed charges.
     (15) Letter re unaudited interim financial information.
     (27) Financial data schedule (submitted electronically herewith).

(b) No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  April 28, 1998         By: /s/ Jay L. Haberland

                               Jay L. Haberland
                               Vice President, Controller and
                               Acting Chief Financial Officer


Dated:  April 28, 1998         By: /s/ William H. Trachsel
                               William H. Trachsel
                               Vice President and Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


EXHIBIT INDEX



Exhibit 12  -  Statement re computation of ratio of earnings to fixed charges

Exhibit 15  -  Letter re unaudited interim financial information

Exhibit 27  -  Financial data schedule (submitted electronically herewith)