Form 10-Q
period 1998-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 1998-07-24
CIK 101829

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.

                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended June 30, 1998



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

At June 30, 1998 there were 228,029,546 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                     Quarter Ended June 30, 1998



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of
       Operations for the quarters ended June 30,
       1998 and 1997                                             1
     Condensed Consolidated Statement of
       Operations for the six months ended June
       30, 1998 and 1997                                         2
     Condensed Consolidated Balance Sheet at June
       30, 1998 and December 31, 1997                            3
     Condensed Consolidated Statement of Cash
       Flows for the six months ended June 30,
       1998 and 1997                                             4
     Notes to Condensed Consolidated Financial
       Statements                                                5
     Report of Independent Accountants                           8

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Position                9

Part II - Other Information

  Item 1. Legal Proceedings                                     16

  Item 4. Submission of Matters to a Vote of
     Security Holders                                           16

  Item 6. Exhibits and Reports on Form 8-K                      17

Signatures                                                      18

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                                 Quarter Ended
                                                                   June 30,
In Millions of Dollars (except per share amounts)             1998           1997
Revenues:
   Product sales                                       $      5,333   $      5,146
   Service sales                                              1,347          1,286
   Financing revenues and other income, net                     (15)            51
                                                              6,665          6,483
Costs and expenses:
   Cost of products sold                                      4,131          4,081
   Cost of services sold                                        847            807
   Research and development                                     320            316
   Selling, general and administrative                          750            727
   Interest                                                      47             49
                                                              6,095          5,980
Income before income taxes and minority interests               570            503
   Income taxes                                                 182            162
   Minority interests                                            28             37
Net Income                                             $        360   $        304

Earnings per share of common stock:
   Basic                                               $       1.54   $       1.26
   Diluted                                             $       1.44   $       1.19
Dividends per share of common stock                    $        .36   $        .31

Average number of shares outstanding (in thousands)
   Basic                                                    229,132        235,831
   Diluted                                                  249,098        255,024


See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                               Six Months Ended
                                                                   June 30,
In Millions of Dollars (except per share amounts)             1998           1997
Revenues:
   Product sales                                       $     10,058   $      9,791
   Service sales                                              2,646          2,527
   Financing revenues and other income, net                      72             99
                                                             12,776         12,417
Costs and expenses:
   Cost of products sold                                      7,918          7,841
   Cost of services sold                                      1,672          1,583
   Research and development                                     628            587
   Selling, general and administrative                        1,481          1,429
   Interest                                                      96             97
                                                             11,795         11,537
Income before income taxes and minority interests               981            880
   Income taxes                                                 313            286
   Minority interests                                            48             66
Net Income                                             $        620   $        528

Earnings per share of common stock:
   Basic                                               $       2.63   $       2.17
   Diluted                                             $       2.48   $       2.05
Dividends per share of common stock                    $        .67   $        .62

Average number of shares outstanding (in thousands):
   Basic                                                    229,240        236,574
   Diluted                                                  248,923        255,588

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                           June 30,     December 31,
In Millions of Dollars                                       1998           1997
                                                         (Unaudited)

                                Assets

Cash and cash equivalents                              $        718   $        755
Accounts receivable, net                                      4,259          3,789
Inventories and contracts in progress, net                    3,073          3,173
Future income tax benefits                                    1,279          1,111
Other current assets                                            284            420
   Total Current Assets                                       9,613          9,248

Fixed assets                                                 10,622         10,655
   Less - accumulated depreciation                           (6,491)        (6,393)
                                                              4,131          4,262
Other assets                                                  3,714          3,209

   Total Assets                                        $     17,458   $     16,719

                 Liabilities and Shareowners' Equity

Short-term borrowings                                  $        221   $        217
Accounts payable                                              2,043          1,978
Accrued liabilities                                           5,318          4,993
Long-term debt currently due                                    100            123
   Total Current Liabilities                                  7,682          7,311

Long-term debt                                                1,221          1,275
Future pension and postretirement benefit obligations         1,279          1,267
Other long-term liabilities                                   2,533          2,343

Series A ESOP Convertible Preferred Stock                       849            865
ESOP deferred compensation                                     (397)          (415)

                                                                452            450
Shareowners' Equity:
   Common Stock                                               2,604          2,488
   Treasury Stock                                            (2,746)        (2,472)
   Retained earnings                                          4,981          4,558
   Accumulated other non-shareowner changes in
     equity                                                    (548)          (501)
                                                              4,291          4,073

  Total Liabilities and Shareowners' Equity            $     17,458   $     16,719

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                               Six Months Ended
                                                                   June 30,
In Millions of Dollars                                        1998           1997
Operating activities:
   Net income                                          $        620   $        528
   Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization                               428            430
    Deferred income tax benefit                                (165)          (165)
    Change in:
     Accounts receivable                                       (385)          (179)
     Inventories and contracts in progress                      172             41
     Accounts payable and accrued liabilities                   379            244
     Other current assets                                       123             64
    Other, net                                                  130            129
     Net cash flows provided by operating                     1,302          1,092
       activities
Investing activities:
   Capital expenditures                                        (329)          (350)
   Acquisitions of business units                              (434)          (101)
   Dispositions of business units                                 -             35
   (Increase) decrease in customer financing
    assets, net                                                (125)            25
   Other, net                                                    33             91
     Net cash flows used in investing activities               (855)          (300)
Financing activities:
   Issuance of long-term debt                                     2              1
   Repayments of long-term debt                                 (81)           (56)
   Increase (decrease) in short-term borrowings, net              5             (8)
   Dividends paid on Common Stock                              (154)          (147)
   Common stock repurchase                                     (277)          (302)
   Other, net                                                    36             29
     Net cash flows used in financing activities               (469)          (483)
Effect of foreign exchange rate changes on Cash and
  cash equivalents                                              (15)           (23)

     Net (decrease) increase in cash and cash                   (37)           286
       equivalents
Cash and cash equivalents, beginning of year                    755          1,127
Cash and cash equivalents, end of period               $        718   $      1,413



See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The Condensed Consolidated Financial Statements at June 30, 1998 and for the quarters and six-month periods ended June 30, 1998 and 1997 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  In the first quarter of 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments. Total non-shareowner changes in equity were $310 million and $573 million in the second quarter and six-month period of 1998, compared to $291 million and $416 million in the same periods of 1997.

  In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which must be adopted by January 1, 2000. The Corporation is evaluating the impact of the new requirement. At this time, management does not expect implementation will result in a material impact on the Corporation's financial position, results of operations or cash flows.

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

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

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

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Earnings Per Share
                             Quarter Ended           Six Months Ended
                                June 30,                 June 30,
In Millions of Dollars
 (except per share          1998        1997         1998        1997
 amounts)
[S]                                             [C]          [C]
Net Income             $      360   $     304   $      620   $     528
ESOP Stock dividends           (8)         (8)         (16)        (16)

Basic earnings                352         296          604         512

ESOP Stock adjustment           7           7           13          13

Diluted earnings       $      359   $     303   $      617   $     525

Average shares
 (thousands):
Basic                     229,132     235,831      229,240     236,574

Stock awards                6,408       6,005        6,115       5,906
ESOP Stock                 13,558      13,188       13,568      13,108

Diluted                   249,098     255,024      248,923     255,588

Basic earnings per     $     1.54   $    1.26   $     2.63   $    2.17
 share

Diluted earnings per   $     1.44   $    1.19   $     2.48   $    2.05
 share

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and six-month periods ended June 30, 1998 and 1997, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 22, 1998 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters and six months ended June 30, 1998 and 1997, the condensed consolidated statement of cash flows for the six months ended June 30, 1998 and 1997, and the condensed consolidated balance sheet as of June 30, 1998. This financial information is the responsibility of the company's management.

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



PricewaterhouseCoopers LLP
Hartford, Connecticut
July 22, 1998

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL POSITION


                         BUSINESS ENVIRONMENT

  The Corporation's operations are classified into five principal business segments. Otis, Carrier and UT Automotive subsidiaries serve customers in the commercial property, residential housing and automotive industries. Pratt & Whitney and the Flight Systems segment, which includes Sikorsky Aircraft and Hamilton Standard, serve commercial and government customers in the aerospace industry. As worldwide businesses, these operations are affected by global and regional economic factors. However, the diversity of the Corporation's businesses and global market presence has helped limit the impact of any one industry or the economy of any single country on the consolidated results.

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

  U.S. residential housing starts increased in the second quarter and six-month period of 1998 compared to the same periods of 1997. Commercial construction activity was essentially flat in the second quarter while increasing in the six-month period of 1998 compared to the same periods of 1997. U.S. commercial property vacancy rates continued to improve.

  North American car and light truck production was lower in the second quarter and six-month period of 1998 compared to the same periods of 1997, primarily as a result of the General Motors strike. European car sales increased in the second quarter and six-month period of 1998 compared to the same periods of 1997.

  Worldwide airline profits, traffic growth and load factors have been a reliable indicator for new aircraft and after-market orders. U.S. and European airlines are experiencing strong levels of profitability driven primarily by higher traffic growth, improved yields and major cost reduction programs. Airlines in the Asia Pacific region have suffered declines in operating results reflecting weaker local economies. This erosion in earnings has resulted in a decrease in new orders for aerospace products and cancellations or deferrals of existing orders throughout the industry.

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

  Consolidated revenues and margin percentages were as follows:

                             Quarter Ended           Six Months Ended
                                June 30,                 June 30,
In Millions of Dollars      1998        1997         1998        1997
Sales                  $    6,680   $   6,432   $   12,704   $  12,318
Financing revenues and
 other income, net            (15)         51           72          99
Revenues               $    6,665   $   6,483   $   12,776   $  12,417

Gross margin %               25.5%       24.0%        24.5%       23.5%


  Consolidated revenues for the second quarter and six-month period of 1998 increased 3% over the same periods of 1997. Excluding the unfavorable impact of foreign currency translation, revenues would have increased 5% in both the second quarter and six-month period of 1998 compared to the same periods of 1997, driven by growth at Carrier, Pratt & Whitney and Flight Systems.

  Financing revenues and other income, net, decreased $66 million and $27 million in the second quarter and six-month period of 1998 from the same periods of 1997. The second quarter results reflect costs of Pratt & Whitney's repurchase of a small interest from a participant in a commercial engine program and lower interest income. The year-to-date amounts also include the favorable settlement of a contract dispute with the U.S. Government which occurred in the first quarter of 1998.

  Gross margin as a percentage of sales increased 1.5 and 1.0 percentage points in the second quarter and six-month period of 1998 compared to the same periods of 1997, primarily due to improvements at Pratt & Whitney and UT Automotive.

  Research and development expenses increased $4 million (1%) and $41 million (7%) in the second quarter and six-month period of 1998 compared to 1997. The increase in the six-month period is due to higher expenses in all segments, but principally Pratt & Whitney and UT Automotive. As a percentage of sales, research and development was 4.8% and 4.9% in the second quarter and six-month period of 1998 compared to 4.9% and 4.8% in the second quarter and six-month period of 1997. Research and development expenses in 1998 are expected to increase from 1997, but are expected to be approximately 5% of sales.

  Selling, general and administrative expenses increased $23 million (3%) and $52 million (4%) in the second quarter and six-month period of 1998 over the same periods of 1997 primarily due to increases at Carrier, largely due to acquisitions and Pratt & Whitney. These expenses decreased as a percentage of sales to 11.2% in the second quarter of 1998 from 11.3% in the second quarter of 1997 while increasing as a percentage of sales to 11.7% in the six-month period of 1998 from 11.6% in the six-month period of 1997.

  The effective tax rate for the six-month period of 1998 was 31.9%, compared to an effective tax rate of 32.5% for the six-month period of 1997. The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Revenues and operating profits of the Corporation's principal business segments for the quarters and six-month periods ended June 30, 1998 and 1997 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
                         1998     1997     1998     1997    1998   1997
Quarter Ended June 30,
  Otis                $  1,337 $  1,397 $   140  $   133   10.5%   9.5%
  Carrier                1,878    1,691     195      167   10.4%   9.9%
  UT Automotive            756      782      45       33    6.0%   4.2%
  Pratt & Whitney        1,974    1,944     248      210   12.6%  10.8%
  Flight Systems           756      685      73       70    9.7%  10.2%

Six Months Ended June
30,
  Otis                $  2,659 $  2,765 $   238  $   264    9.0%   9.5%
  Carrier                3,376    3,078     213      237    6.3%   7.7%
  UT Automotive          1,485    1,523      94       64    6.3%   4.2%
  Pratt & Whitney        3,890    3,663     541      392   13.9%  10.7%
  Flight Systems         1,432    1,420     138      141    9.6%   9.9%


  Otis revenues decreased 4% in the second quarter and six-month period of 1998 compared to 1997. Excluding the unfavorable impact of foreign currency translation, revenues would have been flat in the second quarter and increased 1% in the six-month period of 1998, with increases in Europe and the Americas, largely offset by declines in Asia.

  Otis operating profits increased $7 million (5%) in the second quarter and decreased $26 million (10%) in the six-month period of 1998 compared to 1997. The increase in the second quarter of 1998 reflects improvements in Europe and the Americas, partially offset by declines in Asia and the unfavorable impact of foreign currency translation. The 1998 year-to-date results include charges in the first quarter related to salaried workforce reductions and the consolidation of manufacturing and engineering facilities. Excluding these charges, 1998 year-to-date operating profits increased.

  Carrier revenues increased 11% and 10% in the second quarter and six-month period of 1998 compared to 1997. Excluding the unfavorable impact of foreign currency translation, revenues would have increased 15% and 14% in the second quarter and six-month period of 1998, due to the impact of 1997 acquisitions and increases in the Americas, Europe and transport refrigeration operations, partially offset by declines in Asia.

  Carrier operating profits increased $28 million (17%) in the second quarter and decreased $24 million (10%) in the six-month period of 1998 compared to 1997. The 1998 second quarter results reflect improvement in the transport refrigeration operations, the Americas, Europe and the impact of 1997 acquisitions, partially offset by declines in Asia and the unfavorable impact of foreign currency translation. The 1998 year-to-date results include charges in the first quarter related to workforce reductions, plant closures and implementation of a new manufacturing strategy in the rotary chiller business. Excluding these charges, 1998 year-to-date operating profits increased.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  UT Automotive revenues decreased 3% and 2% in the second quarter and six-month period of 1998 compared to 1997 reflecting declines in the electrical and interiors businesses and the unfavorable impact of foreign currency translation, partially offset by improvement in Europe.

  UT Automotive operating profits increased $12 million (36%) and $30 million (47%) in the second quarter and six-month period of 1998 compared to 1997. The second quarter results reflect improvement in the interiors business and in Europe, partially offset by declines in the electrical business. In addition, the 1997 second quarter results included charges related to administrative workforce reductions and a provision for a plant closure. The six-month results reflect improvement in all businesses. The strike at General Motors did not have a significant impact on second quarter 1998 results. However, the loss of General Motors volume for an extended period could have a negative effect on UT Automotive's financial performance, although any impact on the Corporation as a whole would not be significant.

  Pratt & Whitney revenues increased 2% and 6% in the second quarter and six-month period of 1998 compared to 1997. The 1998 second quarter increase reflects higher U.S. Government development revenues, commercial engine shipments and volumes in the after-market business. The six-month results also reflect the favorable settlement of a contract dispute with the U.S. Government which occurred in the first quarter of 1998.

  Operating profits for Pratt & Whitney increased $38 million (18%) and $149 million (38%) in the second quarter and six-month period of 1998 compared to 1997, reflecting higher commercial engine margins and after-market volumes, partially offset by the cost to repurchase a small interest from a participant in a commercial engine program and higher selling, general and administrative expenses. The six-month results also reflect the favorable settlement of a contract dispute with the U.S. Government which occurred in the first quarter of 1998.

  Flight Systems revenues increased 10% and 1% in the second quarter and six-month period of 1998 compared to 1997, primarily due to increased revenues at Hamilton Standard which were also favorably impacted by the first quarter 1998 acquisition of a French aerospace components manufacturer. Lower helicopter shipments at Sikorsky in the first quarter impacted the six-month results.

  Operating profits for Flight Systems increased $3 million (4%) in the second quarter while decreasing $3 million (2%) in the six-month period of 1998 compared to 1997. The second quarter increase is due to improvements at Hamilton Standard, which was favorably impacted by the first quarter 1998 acquisition of a French aerospace components manufacturer offset by a charge for workforce and other cost reduction actions. In the six-month period of 1998, declines at Sikorsky were largely offset by improvement at Hamilton Standard.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   FINANCIAL POSITION AND LIQUIDITY

  Management assesses the Corporation's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions, customer financing requirements, common stock repurchases, adequate bank lines of credit, and financial flexibility to attract long-term capital on satisfactory terms.

  Set forth below is selected key cash flow data:

                                                    Six Months Ended
                                                        June 30,
In Millions of Dollars                             1998          1997
Operating Activities
  Net cash flows from operating activities   $     1,302   $     1,092

Investing Activities
  Capital expenditures                              (329)         (350)
  Acquisitions of business units                    (434)         (101)
  Dispositions of business units                       -            35
  (Increase) decrease in customer financing         (125)           25
  assets, net

Financing Activities
  Common Stock repurchase                           (277)         (302)
  Decrease in total debt                             (73)          (52)
  Decrease in net debt                               (36)         (338)


  Cash flows provided by operating activities were $1,302 million during the first six months of 1998 compared to $1,092 million for the first six months of 1997. The improvement resulted from improved operating and working capital performance.

  Cash flows used in investing activities were a use of funds of $855 million during the first six months of 1998 compared to a use of $300 million in the first six months of 1997. Capital expenditures in the six-month period of 1998 were $329 million, a $21 million decrease from the corresponding period of 1997. The Corporation invested $434 million in the acquisition of businesses, including Pratt & Whitney's investment in an overhaul and repair joint venture in Singapore, Hamilton Standard's acquisition of a French aerospace components manufacturer and Carrier's investment in an air conditioning manufacturer in the Philippines. Customer financing activity was a net use of cash of $125 million in the six-month period of 1998, compared to a net source of cash of $25 million in 1997, primarily as a result of first quarter 1998 funding for an airline customer. While the Corporation expects 1998 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft and related equipment at June 30, 1998 were approximately $1.1 billion.

  The Corporation repurchased $277 million of common stock, representing 3.1 million shares, in the first six months of 1998 under previously announced stock

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

repurchase programs. Share repurchase continues to be a significant use of the Corporation's strong cash flows and serves to offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

  Other selected financial data is as follows:

                                   June 30,    December 31,   June 30,
In Millions of Dollars               1998          1997         1997
Cash and cash equivalents        $      718   $      755    $    1,413
Total debt                            1,542        1,615         1,733
Net debt (total debt less cash)         824          860           320
Shareowners' equity                   4,291        4,073         4,333
Debt-to-total capitalization             26%          28%           29%
Net debt-to-total capitalization         16%          17%            7%


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

  Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Management anticipates the level of debt-to-capital will increase during the balance of the year in order to satisfy its various cash flow requirements, including acquisition spending and continued share repurchases.


YEAR 2000

  The Corporation continues to assess its exposure related to the impact of the Year 2000 date issue which is attributable to the fact that many computer programs use only two digits to identify a year in a date field. The Corporation's products and key financial and operational systems are being reviewed and, where required, detailed plans have been, or are being, developed and implemented on a schedule intended to permit the Corporation's computer systems and products to continue to function properly. The Year 2000 date conversion effort is expected to increase costs in 1998, 1999 and 2000. Based on the information obtained to date, management does not expect these conversion costs will have a material adverse impact on the Corporation's financial position, results of operations or cash flows. The schedule for completion and the estimated conversion costs are based on management's estimates, which include assumptions of future events, including items such as availability of qualified resources. The Corporation could be adversely impacted by the Year 2000 date issue if the conversion schedule and cost estimates for its internal systems are not met or if suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to reduce the impact on the Corporation.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

SAFE HARBOR STATEMENT

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

Item 1 - Legal Proceedings

There have been no material developments with respect to legal proceedings during the second quarter of 1998. For a description of previously reported legal proceedings, refer to Part 1, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10-K for calendar year 1997 and Part II,
Item 1 - Legal Proceedings of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)  The Corporation held its Annual Meeting of Shareowners on April 30, 1998.

(b)  The following individuals were nominated and elected to serve as directors:

Antonia H. Chayes, George David, Charles W. Duncan, Jr., Jean-Pierre Garnier, Pehr G. Gyllenhammar, Karl J. Krapek, Charles R. Lee, Robert H. Malott, William
J. Perry, Frank P. Popoff, Andre Villeneuve, Harold A. Wagner, and Jacqueline G. Wexler.

(c)  The Shareowners voted as follows on the following matters:

     1. Election of directors. The voting result for each nominee is as follows:

             NAME                        VOTES FOR    VOTES WITHHELD


             Antonia Handler Chayes      227,986,969           936,048
             George David                228,029,823           893,194
             Charles W. Duncan, Jr.      228,019,982           903,035
             Jean-Pierre Garnier         228,110,006           813,011
             Pehr G. Gyllenhammar        226,180,428         2,742,589
             Karl J. Krapek              227,994,595           928,422
             Charles R. Lee              228,108,621           814,396
             Robert H. Malott            228,025,627           897,390
             William J. Perry            228,037,717           885,300
             Frank P. Popoff             228,094,618           828,399
             Andre Villeneuve            228,116,964           806,053
             Harold A. Wagner            228,119,751           803,266
             Jacqueline G. Wexler        227,941,801           981,216

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

     2. The reappointment of the Corporation's independent public accountants was approved by a count of 227,813,019 votes for, 737,384 votes against, and 372,614 votes abstaining.

     3. A shareowner proposal recommending that the Corporation adopt term limits for future outside directors was rejected by a count of 6,512,118 votes for and 195,922,937 votes against, with 10,099,630 votes abstaining and 16,388,332 broker non-votes.

     4. A shareowner proposal recommending that the Corporation adopt criteria for the bidding, acceptance and implementation of military contracts was rejected by a count of 27,981,294 votes for and 169,352,199 votes against, with 15,201,192 votes abstaining and 16,388,332 broker non-votes.

     5. A shareowner proposal recommending that the Corporation establish guidelines and reporting provisions for corporate political contributions was rejected by a count of 20,361,451 votes for and 186,627,009 votes against, with 5,546,225 votes abstaining and 16,388,332 broker non-votes.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (12) Statement re computation of ratio of earnings to fixed charges.
     (15) Letter re unaudited interim financial information.
     (27) Financial data schedule (submitted electronically herewith).

(b)  No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  July 24, 1998          By: /s/ David J. FitzPatrick
                               David J. FitzPatrick
                               Senior Vice President and
                               Chief Financial Officer


Dated:  July 24, 1998          By: /s/ Jay L. Haberland
                               Jay L. Haberland
                               Vice President and Controller


Dated:  July 24, 1998          By: /s/ William H. Trachsel
                               William H. Trachsel
                               Senior Vice President, General Counsel and
                               Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


EXHIBIT INDEX


Exhibit 12  -  Statement re computation of ratio of earnings to fixed charges

Exhibit 15  -  Letter re unaudited interim financial information

Exhibit 27 - Financial data schedule (submitted electronically herewith) PAGE