Form 10-Q
period 1998-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 1998-11-06
CIK 101829

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.

                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1998



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

At September 30, 1998 there were 225,826,780 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                   Quarter Ended September 30, 1998



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of                         1
       Operations for the quarters ended
       September 30, 1998 and 1997
     Condensed Consolidated Statement of                         2
       Operations for the nine months ended
       September 30, 1998 and 1997
     Condensed Consolidated Balance Sheet at                     3
       September 30, 1998 and December 31, 1997
     Condensed Consolidated Statement of Cash                    4
       Flows for the nine months ended September
       30, 1998 and 1997
     Notes to Condensed Consolidated Financial                   5
       Statements
     Report of Independent Accountants                           8

  Item 2. Management's Discussion and Analysis of                9
     Results of Operations and Financial Position

Part II - Other Information

  Item 1. Legal Proceedings                                     17

  Item 6. Exhibits and Reports on Form 8-K                      17

Signatures                                                      18

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                                 Quarter Ended
                                                                 September 30,
In Millions of Dollars (except per share amounts)             1998           1997
Revenues:
   Product sales                                       $      5,082   $      4,675
   Service sales                                              1,358          1,261
   Financing revenues and other income, net                     (18)            43
                                                              6,422          5,979
Costs and expenses:
   Cost of products sold                                      3,949          3,717
   Cost of services sold                                        846            766
   Research and development                                     324            268
   Selling, general and administrative                          719            690
   Interest                                                      49             49
                                                              5,887          5,490
Income before income taxes and minority interests               535            489
   Income taxes                                                 171            159
   Minority interests                                            16             30
Net Income                                             $        348   $        300

Earnings per share of common stock:
   Basic                                               $       1.50   $       1.25
   Diluted                                             $       1.41   $       1.18
Dividends per share of common stock                    $        .36   $       0.31

Average number of shares outstanding (in thousands)
   Basic                                                    227,103        234,323
   Diluted                                                  246,435        253,883


See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
In Millions of Dollars (except per share amounts)             1998           1997
Revenues:
   Product sales                                       $     15,140   $     14,466
   Service sales                                              4,004          3,788
   Financing revenues and other income, net                      54            142
                                                             19,198         18,396
Costs and expenses:
   Cost of products sold                                     11,867         11,558
   Cost of services sold                                      2,518          2,349
   Research and development                                     952            855
   Selling, general and administrative                        2,200          2,119
   Interest                                                     145            146
                                                             17,682         17,027
Income before income taxes and minority interests             1,516          1,369
   Income taxes                                                 484            445
   Minority interests                                            64             96
Net Income                                             $        968   $        828

Earnings per share of common stock:
   Basic                                               $       4.13   $       3.41
   Diluted                                             $       3.89   $       3.23
Dividends per share of common stock                    $       1.03   $       0.93

Average number of shares outstanding (in thousands):
   Basic                                                    228,506        235,789
   Diluted                                                  248,076        254,986

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
                                                        September 30,   December 31,
In Millions of Dollars                                       1998           1997
                                                         (Unaudited)

                                Assets

Cash and cash equivalents                              $        663   $        755
Accounts receivable, net                                      4,351          3,789
Inventories and contracts in progress, net                    3,110          3,173
Future income tax benefits                                    1,385          1,111
Other current assets                                            193            420
   Total Current Assets                                       9,702          9,248

Fixed assets                                                 10,897         10,655
   Less - accumulated depreciation                           (6,689)        (6,393)
                                                              4,208          4,262

Goodwill                                                      1,731            983
Other assets                                                  2,647          2,226

   Total Assets                                        $     18,288   $     16,719

                 Liabilities and Shareowners' Equity

Short-term borrowings                                  $        400   $        217
Accounts payable                                              2,026          1,978
Accrued liabilities                                           5,563          4,993
Long-term debt currently due                                    100            123
   Total Current Liabilities                                  8,089          7,311

Long-term debt                                                1,605          1,275
Future pension and postretirement benefit obligations         1,294          1,267
Other long-term liabilities                                   2,468          2,343

Series A ESOP Convertible Preferred Stock                       844            865
ESOP deferred compensation                                     (389)          (415)
                                                                455            450
Shareowners' Equity:
   Common Stock                                               2,647          2,488
   Treasury Stock                                            (2,970)        (2,472)
   Retained earnings                                          5,229          4,558
   Accumulated other non-shareowner changes in
     equity                                                    (529)          (501)
                                                              4,377          4,073

 Total Liabilities and Shareowners' Equity             $     18,288   $     16,719

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
In Millions of Dollars                                        1998           1997
Operating activities:
   Net income                                          $        968   $        828
   Adjustments to reconcile net income to net cash
    flows provided by operating activities:
    Depreciation and amortization                               644            632
    Deferred income tax benefit                                (271)          (293)
    Change in:
     Accounts receivable                                       (372)           (65)
     Inventories and contracts in progress                      187             64
     Accounts payable and accrued liabilities                   574             92
     Other current assets                                       195            150
    Other, net                                                    8            222
     Net cash flows provided by operating                     1,933          1,630
       activities
Investing activities:
   Capital expenditures                                        (552)          (522)
   Acquisitions of business units                            (1,117)          (269)
   Dispositions of business units                                 -             37
   (Increase) decrease in customer financing
    assets, net                                                (183)            18
   Other, net                                                    49            142
     Net cash flows used in investing activities             (1,803)          (594)
Financing activities:
   Issuance of long-term debt                                   402             10
   Repayments of long-term debt                                 (99)           (79)
   Increase (decrease) in short-term borrowings, net            182            (49)
   Dividends paid on Common Stock                              (235)          (219)
   Common Stock repurchase                                     (502)          (539)
   Other, net                                                    36             25
     Net cash flows used in financing activities               (216)          (851)
Effect of foreign exchange rate changes on Cash and
  cash equivalents                                               (6)           (29)

     Net (decrease) increase in Cash and cash
       equivalents                                              (92)           156
Cash and cash equivalents, beginning of year                    755          1,127
Cash and cash equivalents, end of period               $        663   $      1,283



See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The Condensed Consolidated Financial Statements at September 30, 1998 and for the quarters and nine-month periods ended September 30, 1998 and 1997 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  Beginning in the first quarter of 1998, the Corporation's financial statements reflect the adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments. Total non-shareowner changes in equity were $367 million and $940 million in the third quarter and nine-month period of 1998, compared to $262 million and $678 million in the same periods of 1997.

  In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective beginning January 1, 2000. The Corporation is evaluating the impact of the new requirement. Management does not expect the application to have a material impact on the Corporation's financial position, results of operations or cash flows.

  In 1997, the Emerging Issues Task Force (EITF) issued EITF 96-16,
"Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights". The Corporation will adopt this new requirement, for all existing ventures involving minority shareholders, in the full year 1998 financial statements. Adoption of this requirement will not have an impact on the Corporation's consolidated net assets or net income. However, deconsolidation of certain entities will impact consolidated revenues, expenses and cash flows.

Issuance of Long-term Debt

  In August of 1998, the Corporation issued $400 million of 6.7% unsubordinated, unsecured, nonconvertible notes (the "Notes") under a shelf registration statement previously filed with the Securities and Exchange Commission. The Notes are due August 1, 2028, with interest payable semiannually commencing February 1, 1999. The Notes are not redeemable at the option of the Corporation or repayable at the option of the holder prior to maturity, and do not provide for any sinking fund payments. Proceeds from this issuance were used for general corporate purposes, including acquisitions and repurchases of the Corporation's common stock. At September 30, 1998, up to $471 million of additional medium-term and long-term debt could be issued under this registration statement.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Contingent Liabilities

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

  The Corporation's contracts with the U.S. Government are also subject to audits. Like many defense contractors, the Corporation has received audit reports which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. The Corporation has made voluntary refunds in those cases it believes appropriate.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Other

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

  The Corporation has accrued its liability for environmental investigatory, remediation, operating and maintenance costs, performance guarantees and other litigation and claims based on management's estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material adverse effect upon either results of operations, cash flows or financial position of the Corporation.

Earnings Per Share
                             Quarter Ended          Nine Months Ended
                             September 30,            September 30,
In Millions of Dollars
 (except per share          1998        1997         1998        1997
 amounts)
[S]                                             [C]          [C]
Net Income             $      348   $     300   $      968   $     828
ESOP Stock dividends           (8)         (8)         (24)        (24)

Basic earnings                340         292          944         804

ESOP Stock adjustment           7           7           20          20

Diluted earnings       $      347   $     299   $      964   $     824

Average shares
 (thousands):
Basic                     227,103     234,323      228,506     235,789

Stock awards                5,680       6,279        5,970       6,030
ESOP Stock                 13,652      13,281       13,600      13,167

Diluted                   246,435     253,883      248,076     254,986

Basic earnings per     $     1.50   $    1.25   $     4.13   $    3.41
 share

Diluted earnings per   $     1.41   $    1.18   $     3.89   $    3.23
 share

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and nine-month periods ended September 30, 1998 and 1997, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 21, 1998 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters and nine months ended September 30, 1998 and 1997, the condensed consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997, and the condensed consolidated balance sheet as of September 30, 1998. This financial information is the responsibility of the company's management.

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



PricewaterhouseCoopers LLP
Hartford, Connecticut
October 21, 1998

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

  The Asian economic crisis has significantly slowed growth in the region since the latter part of 1997. Tightening of credit in Asia has restricted available financing for new construction and slowed the completion of projects currently underway, resulting in less activity compared to recent years. While recognizing that the Asian economic downturn will likely continue beyond 1998, management believes the long-term economic growth prospects of the region remain intact. Therefore, the Corporation's Asian investment strategy continues to focus on the long-term infrastructure requirements of the region.

  Worldwide airline profits, traffic growth and load factors have been a reliable indicator for new aircraft and after-market orders. U.S. and European airlines are experiencing continued profitability driven primarily by traffic growth, low fuel prices and the effect of cost reduction programs. Airlines in the Asia Pacific region have suffered declines in operating results reflecting weaker local economies. This erosion in earnings has resulted in a decrease in new orders for aerospace products and cancelations or deferrals of existing orders throughout the industry.

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

  Consolidated revenues and margin percentages were as follows:

                             Quarter Ended          Nine Months Ended
                             September 30,            September 30,
In Millions of Dollars      1998        1997         1998        1997
Sales                  $    6,440   $   5,936   $   19,144   $  18,254
Financing revenues and
 other income, net            (18)         43           54         142
Revenues               $    6,422   $   5,979   $   19,198   $  18,396

Gross margin %               25.5%       24.5%        24.9%       23.8%


  Consolidated revenues for the third quarter and nine-month period of 1998 increased 7% and 4% over the same periods of 1997. Excluding the unfavorable impact of foreign currency translation, revenues would have increased 9% and 6% in the third quarter and nine-month period of 1998 compared to the same periods of 1997, driven by growth at Carrier and Pratt & Whitney.

  Financing revenues and other income, net, decreased $61 million and $88 million in the third quarter and nine-month period of 1998 from the same periods of 1997. These results reflect costs of Pratt & Whitney's repurchases of participant interests in commercial engine programs in 1998. The year-to-date results also include the favorable settlement of a contract dispute with the U.S. Government, which occurred in the first quarter of 1998.

  Gross margin as a percentage of sales increased one percentage point in the third quarter and 1.1 percentage points in the nine-month period of 1998 compared to the same periods of 1997, primarily due to improvements at Pratt & Whitney and UT Automotive.

  Research and development expenses increased $56 million (21%) and $97 million (11%) in the third quarter and nine-month period of 1998 compared to 1997. The increases in the third quarter and nine-month period are primarily due to increases at Pratt & Whitney and UT Automotive. As a percentage of sales, research and development was 5% in both the third quarter and nine-month period of 1998 compared to 4.5% and 4.7% in the third quarter and nine-month period of 1997.

  Selling, general and administrative expenses increased $29 million (4%) and $81 million (4%) in the third quarter and nine-month period of 1998 over the same periods of 1997 primarily due to increases at Carrier, largely due to acquisitions, Pratt & Whitney and UT Automotive. However, these expenses decreased as a percentage of sales to 11.2% and 11.5% in the third quarter and nine-month period of 1998 from 11.6% in both the third quarter and nine-month period of 1997.

  The effective tax rate for the nine-month period of 1998 was 31.9%, compared to 32.5% for the nine-month period of 1997. The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.

  Minority interest expense decreased $14 million (47%) and $32 million (33%) in the third quarter and nine-month period of 1998 compared to 1997, due to the level of the Corporation's earnings in less than wholly owned subsidiaries, principally in Asia, and recent purchases of minority shareholder interests.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Revenues and operating profits of the Corporation's principal business segments for the quarters and nine-month periods ended September 30, 1998 and 1997 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
                         1998     1997     1998     1997    1998   1997
Quarter Ended
September 30,
  Otis                $  1,375 $  1,342 $   147  $   131   10.7%   9.8%
  Carrier                1,788    1,513     189      157   10.6%  10.4%
  UT Automotive            646      659      37       42    5.7%   6.4%
  Pratt & Whitney        2,009    1,838     232      208   11.5%  11.3%
  Flight Systems           654      655      73       73   11.2%  11.1%

Nine Months Ended
September 30,
  Otis                $  4,034 $  4,107 $   385  $   395    9.5%   9.6%
  Carrier                5,164    4,591     402      394    7.8%   8.6%
  UT Automotive          2,131    2,182     131      106    6.1%   4.9%
  Pratt & Whitney        5,899    5,501     773      600   13.1%  10.9%
  Flight Systems         2,086    2,075     211      214   10.1%  10.3%


  Otis revenues increased 2% in the third quarter and decreased 2% in the nine-month period of 1998 compared to 1997. Excluding the unfavorable impact of foreign currency translation, revenues would have increased 6% and 3% in the third quarter and nine-month period of 1998, with increases in Europe, North America and Latin America, due to higher new equipment sales, partially offset by declines in Asia.

  Otis operating profits increased $16 million (12%) in the third quarter while decreasing $10 million (3%) in the nine-month period of 1998 compared to 1997. The increase in the third quarter of 1998 reflects improvements in Europe, North America and Latin America, partially offset by declines in Asia. Foreign currency translation did not have a significant impact on third quarter operating profit. Excluding the unfavorable impact of foreign currency translation, operating profit would have been flat in the nine-month period of 1998. The 1998 year-to-date results include charges in the first quarter related to salaried workforce reductions and the consolidation of manufacturing and engineering facilities. Excluding these charges, 1998 year-to-date operating profits increased.

  Carrier revenues increased 18% and 12% in the third quarter and nine-month period of 1998 compared to 1997. Excluding the unfavorable impact of foreign currency translation, revenues would have increased 21% and 16% in the third quarter and nine-month period of 1998, due to the impact of acquisitions and improvements in the commercial refrigeration operations, North America, Latin America and Europe, partially offset by declines in Asia.

  Carrier operating profits increased $32 million (20%) and $8 million (2%) in the third quarter and nine-month period of 1998 compared to 1997. The 1998 third quarter results reflect improvement in the commercial refrigeration operations, North America, Latin America and Europe and the impact of acquisitions, partially offset by declines in Asia. Foreign currency

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

translation did not have a significant impact on third quarter operating profit. The 1998 year-to-date results include charges in the first quarter related to workforce reductions, plant closures and implementation of a new manufacturing strategy in the rotary chiller business. Excluding the unfavorable impact of foreign currency translation, 1998 year-to-date operating profits would have increased 5%.

  UT Automotive revenues decreased 2% in the third quarter and nine-month period of 1998 compared to 1997 due to a strike at General Motors Corporation and lower volumes in the electrical systems business, partially offset by improvement in Europe.

  UT Automotive operating profits decreased $5 million (12%) in the third quarter while increasing $25 million (24%) in the nine-month period of 1998 compared to 1997. The third quarter results reflect a decline due to a strike at General Motors Corporation, partially offset by improvement in the interiors business and in Europe. The 1997 year-to-date results include charges related to administrative workforce reductions and a provision for a plant closure.

  Pratt & Whitney revenues increased 9% and 7% in the third quarter and nine-month period of 1998 compared to 1997. The 1998 third quarter increase reflects higher after-market revenues, resulting primarily from acquisitions, as well as, increased U.S. Government development revenues and commercial engine shipments. The nine-month results also reflect strong after-market volumes and the favorable settlement of a contract dispute with the U.S. Government which occurred in the first quarter of 1998.

  Pratt & Whitney operating profits increased $24 million (12%) and $173 million (29%) in the third quarter and nine-month period of 1998 compared to 1997. Third quarter results reflect improved commercial engine margins, partially offset by higher research and development expenses and charges related to workforce reduction efforts in Canada. The nine-month results also reflect strong after-market volumes and the favorable settlement of a contract dispute with the U.S. Government, which occurred in the first quarter of 1998.

  Flight Systems revenues were flat in the third quarter and nine-month period of 1998 compared to 1997, primarily due to increased revenues at Hamilton Standard, which were favorably impacted by the first quarter 1998 acquisition of a French aerospace components manufacturer, offset by lower volumes at Sikorsky.

  Flight Systems operating profits were essentially flat in the third quarter and nine-month period of 1998 compared to 1997. The third quarter results include improvements at Hamilton Standard, which were favorably impacted by the first quarter 1998 acquisition of a French aerospace components manufacturer offset by declines at Sikorsky. In the nine-month period of 1998, declines at Sikorsky were largely offset by improvement at Hamilton Standard.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   FINANCIAL POSITION AND LIQUIDITY

  Management assesses the Corporation's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions, customer financing requirements, common stock repurchases, adequate bank lines of credit and financial flexibility to attract long-term capital on satisfactory terms.

  Set forth below is selected key cash flow data:

                                                   Nine Months Ended
                                                     September 30,
In Millions of Dollars                             1998          1997
Operating Activities
  Net cash flows provided                    $     1,933   $     1,630
  by operating activities

Investing Activities
  Capital expenditures                              (552)         (522)
  Acquisitions of business units                  (1,117)         (269)
  Dispositions of business units                       -            37
  (Increase) decrease in customer financing         (183)           18
  assets, net

Financing Activities
  Common Stock repurchase                           (502)         (539)
  Increase (Decrease) in total debt                  490          (104)
  Increase (Decrease) in net debt                    582          (260)


  Cash flows provided by operating activities were $1,933 million during the first nine months of 1998 compared to $1,630 million for the first nine months of 1997. The increase resulted from improved operating and working capital performance.

  Cash flows used in investing activities were a use of funds of $1,803 million during the first nine months of 1998 compared to a use of $594 million in the first nine months of 1997. Capital expenditures in the nine-month period of 1998 were $552 million, a $30 million increase from the corresponding period of 1997. The Corporation invested $1,117 million in the acquisition of businesses, including Pratt & Whitney's investment in an overhaul and repair joint venture in Singapore, Hamilton Standard's acquisition of a French aerospace components manufacturer, Carrier's investment in a United States based distributor of HVAC equipment and Otis' purchase of the outstanding minority shares of a European subsidiary. Customer financing activity was a net use of cash of $183 million in the nine-month period of 1998, compared to a net source of cash of $18 million in 1997, primarily as a result of first quarter 1998 funding for an airline customer. While the Corporation expects 1998 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft and related equipment at September 30, 1998 were approximately $1.1 billion.

  As described in the Notes to the Condensed Consolidated Financial Statements, the Corporation issued $00 million of unsubordinated, unsecured, noncovertible notes. The proceeds were used for general corporate purposes, including acquisitions and repurchases of the Corporation's common stock. At

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


September 30, 1998, up to $471 million of additional medium-term and long-term debt could be issued under a registration statement on file with the Securities and Exchange Commission.

  The Corporation repurchased $502 million of Common Stock, representing 5.7 million shares, in the first nine months of 1998 under previously announced share repurchase programs. Share repurchase continues to be a significant use of the Corporation's strong cash flows and has more than offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs. On October 8, 1998, the Corporation's Board of Directors authorized the acquisition of an additional 15 million shares under the Corporation's share repurchase program.

  Other selected financial data is as follows:

                                 September 30, December 31, September 30,
In Millions of Dollars               1998          1997         1997
Cash and cash equivalents        $      663   $      755    $    1,283
Total debt                            2,105        1,615         1,681
Net debt (total debt less cash)       1,442          860           398
Shareowners' equity                   4,377        4,073         4,298
Debt-to-total capitalization             32%          28%          28%
Net debt-to-total capitalization         25%          17%           8%


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

  Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Management anticipates the level of debt-to-capital will increase during the remainder of the year in order to satisfy its various cash flow requirements, including acquisition spending and continued share repurchases.


Year 2000

  The Corporation has developed a project plan to address the impact of the Year 2000 on its internal systems, products and facilities, as well as, its key suppliers and customers. The project has strong executive sponsorship and is being reviewed by an independent third party. The project consists of the following phases: awareness, assessment, remediation, testing and contingency planning.

  The Corporation has substantially completed the awareness phase and is in the process of completing the assessment phase, with respect to its internal systems, products and facilities. The assessment phase is expected to be substantially completed by December 1998. The Corporation is in the process of of carrying out the remediation and testing phases, which are expected to be substantially completed by September 1999.

  The Corporation has been assessing its Year 2000 risks related to significant relationships with third parties via ongoing communication with its critical suppliers and customers. As part of the process, the Corporation has requested written assurances from these suppliers and customers that they have Year 2000 readiness programs in place, as well as an affirmation that they will be

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


compliant when necessary.   Responses to these inquiries are currently being
gathered and reviewed. Further analysis, including site visits, will be conducted as necessary. Activities related to third parties are scheduled to be completed by September 1999. Despite these efforts, the Corporation can provide no assurance that supplier and customer Year 2000 compliance plans will be successfully completed in a timely manner.

  The Corporation is taking steps to prevent major interruptions in the business due to Year 2000 problems using both internal and external resources to identify and correct Year 2000 problems and to test for Year 2000 readiness.
The estimated external costs of the project, including equipment costs and consultant and software licensing fees, are expected to be approximately $140 million. Internal costs, which are primarily payroll related, are expected to be approximately $55 million. These costs are being funded through operating cash flows with amounts that would normally be budgeted for the Corporation's information systems and production and facilities equipment. As of September 30, 1998, total costs of external and internal resources incurred amounted to approximately $55 million and relate primarily to internal systems, products and facilities. Although the Corporation has been working on its Year 2000 readiness efforts for several years, costs incurred prior to 1997 have not been separately tracked and are generally not included in the estimate of total costs.

  The schedule for completion and the estimated associated costs are based on management's estimates, which include assumptions of future events. There can be no assurance that the Corporation, its suppliers and customers will be fully Year 2000 compliant by January 1, 2000. The Corporation therefore could be adversely impacted by such things as loss of revenue, production delays, product failures, lack of third party readiness and other business interruptions. Accordingly, the Corporation has begun developing contingency plans to address potential issues which include, among other actions, development of backup procedures and identification of alternate suppliers. The ultimate effects on the Corporation or its suppliers or customers of not being fully Year 2000 compliant is not reasonably estimable. However, the Corporation believes its Year 2000 remediation efforts together with the diverse nature of its businesses help reduce the potential impact of non-compliance to levels which will not have a material adverse impact on its financial position, results of operations or cash flows.


Euro Conversion

  On January 1, 1999, the European Economic and Monetary Union (EMU) will enter into a three-year transition phase during which a common currency, the "euro", will be introduced in participating countries. Initially, the euro will be used for wholesale financial transactions and it will replace the legacy currencies that will be withdrawn between January 1, 2002 and July 1, 2002. The Corporation has been preparing for the euro since December of 1996 and has identified issues and developed implementation plans associated with the conversion, including technical adaptation of information technology and other systems, continuity of long-term contracts, foreign currency considerations, long-term competitive implications of the conversions and the effect on the market risk inherent in financial instruments. These implementation plans are expected to be completed within a timetable that is consistent with the transition phases of the euro.

  Based on its evaluation to date, management believes that the introduction of the euro, including the total costs for the conversion, will not have a material adverse impact on the Corporation's financial position, results of operations or cash flows. However, uncertainty exists as to the effects the euro will have on the marketplace and there is no guarantee that all problems will be foreseen and corrected or that other third parties will address the conversion successfully.
<PAGE  16>
                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



     CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. These forward-looking statements are intended to provide Management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe", "expect", "plans", "strategy", "prospects", "estimate", "project", "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.
These include, among others, statements relating to:

 - the effect of economic downturns or growth in particular regions
 - the effect of changes in the level of activity in particular industries or markets
 - the anticipated uses of cash
 - the scope or nature of acquisition activity
 - prospective product developments
 - cost reduction efforts
 - the outcome of contingencies
 - the impact of Year 2000 conversion efforts
 - the transition to the use of the Euro as a currency

From time to time, oral or written forward-looking statements may also be included in other materials released to the public.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time. The Corporation's Annual Report on Form 10-K for 1997 includes important information as to risk factors in the "Business" section under the headings "Description of Business by Industry Segment" and "Other Matters Relating to the Corporation's Business as a Whole". Additional important information as to risk factors is included in this report and the Corporation's other reports on Form 10-Q filed in 1998 in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment", "Year 2000" and "Euro Conversion".

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Part II - Other Information

Item 1 - Legal Proceedings

  There have been no material developments with respect to legal proceedings during the third quarter of 1998. For a description of previously reported legal proceedings, refer to Part I, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10-K for calendar year 1997 and Part II,
Item 1 - Legal Proceedings of the Corporation's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1998.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (12) Statement re computation of ratio of earnings to fixed charges.
     (15) Letter re unaudited interim financial information.
     (27) Financial data schedule (submitted electronically herewith).

(b) A report on Form 8-K dated July 30,1998 was filed with the Securities and Exchange Commission on August 10, 1998. The report contains the form of note deposited with the Depository Trust Company in connection with the Corporation's issuance of $400 million principal amount of its 6.70% Notes due August 1, 2028.

     A report on Form 8-K dated August 24, 1998 was filed with the Securities and Exchange Commission on August 28, 1998. The report contains specimen notes and a tax opinion in connection with the issuance and sale from time to time by the Corporation of up to $471,050,000 aggregate principal amount of its Medium-Term Notes, Series B, Due from Nine Months to Thirty Years from Date of Issue."

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  November 6, 1998       By: /s/ David J. FitzPatrick
                               David J. FitzPatrick
                               Senior Vice President and
                               Chief Financial Officer


Dated:  November 6, 1998       By: /s/ Jay L. Haberland
                               Jay L. Haberland
                               Vice President and Controller


Dated:  November 6, 1998       By: /s/ William H. Trachsel
                               William H. Trachsel
                               Senior Vice President, General Counsel and
                               Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


EXHIBIT INDEX


Exhibit 12  -  Statement re computation of ratio of earnings to fixed charges

Exhibit 15  -  Letter re unaudited interim financial information

Exhibit 27  -  Financial data schedule (submitted electronically herewith)