Form 10-K
period 1998-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 1999-02-16
CIK 101829

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

   Common Stock ($1 par                 New York Stock Exchange
          value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X .  No    .

At January 29, 1999, there were 225,139,866 shares of Common Stock outstanding; the aggregate market value of the voting Common Stock held by non-affiliates at January 29, 1999 was approximately $26,890,142,745.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) United Technologies Corporation 1998 Annual Report to Shareowners, Parts I, II and IV; and (2) United Technologies Corporation Proxy Statement for the 1999 Annual Meeting of Shareowners, Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not to be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

                   UNITED TECHNOLOGIES CORPORATION
                   _______________________________

                        Index to Annual Report
                           on Form 10-K for
                     Year Ended December 31, 1998

PART I                                                    Page
Item  1.  Business ..................................      1

Item  2.  Properties ................................      15

Item  3.  Legal Proceedings .........................      16

Item  4.  Submission of Matters to a Vote of Security
          Holders ...................................      19

-----     Executive Officers of the Registrant ......      19

PART II
Item  5.  Market for the Registrant's Common Equity
          and Related Stockholder Matters ...........      21

Item  6.  Selected Financial Data ...................      21

Item  7.  Management's Discussion and Analysis of
          Results of Operations and Financial Position
           ..........................................      21

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk .........................      21

Item  8.  Financial Statements and Supplementary Data
           ..........................................      21

Item  9.  Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure ................................      22

PART III
Item 10.  Directors and Executive Officers of the
          Registrant ................................      22

Item 11.  Executive Compensation ....................      22

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management .....................      22

Item 13.  Certain Relationships and Related
          Transactions ..............................      22

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K .......................      23

Item 1.    Business

   United Technologies Corporation was incorporated in Delaware in 1934.
Growth has been enhanced by acquisitions and by the internal growth of existing businesses of the Corporation. *

   Management's Discussion and Analysis of the Corporation's Results of Operations for 1998 compared to 1997 and for 1997 compared to 1996, and its Financial Position at December 31, 1998 and 1997, as well as Selected Financial Data for each year in the five year period ended December 31, 1998 are set forth on pages 2 through 9 of the Corporation's 1998 Annual Report to Shareowners. Whenever reference is made in this Form 10-K to specific pages in the 1998 Annual Report to Shareowners, such pages are incorporated herein by reference.

                          Operating Segments

   The Corporation conducts its business through five principal operating segments. The Corporation's operating segments are divisions or groups of operating companies, each with general operating autonomy over diversified products and services. The operating segments and their respective principal products are as follows:

Operating           Principal Products
Segment

Otis --Otis elevators, escalators, automated people movers and service.

Carrier             --Carrier heating, ventilating and air
                    conditioning (HVAC) systems and equipment, transport and commercial refrigeration equipment, aftermarket service and components.

UT Automotive       --Automotive systems and components.

Pratt & Whitney     --Pratt & Whitney engines, parts, service and
                    space propulsion.

Flight Systems      --Sikorsky helicopters, parts and service.
                    --Hamilton Standard engine controls,
                    environmental control systems, aircraft
                    propellers, other flight systems and service.
__________
* "Corporation", unless the context otherwise requires, means United Technologies Corporation and its consolidated subsidiaries.

   Segment financial data for the years 1996 through 1998, including financial information about foreign and domestic operations and export sales, is included in Note 15 of Notes to Consolidated Financial Statements on pages 23 through 25 of the Corporation's 1998 Annual Report to Shareowners.

             Description of Business by Operating Segment

   The following description of the Corporation's business by operating segment should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Position appearing in the Corporation's 1998 Annual Report to Shareowners, especially the information contained therein under the heading "Business Environment."

Otis
   Otis is the world's leader in production, installation and service in the elevator industry, defined as elevators, escalators and automated people movers. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators, including hydraulic and geared elevators for low- and medium-speed applications and gearless elevators for high-speed passenger operations in high-rise buildings. Otis also produces a broad line of escalators, automated people movers and shuttle systems for horizontal transportation. In addition to new equipment, Otis provides modernization products and services to upgrade elevators and escalators.

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

   Otis' business is subject to changes in economic, industrial and international conditions, including possible changes in interest rates, which could affect the demand for elevators, escalators and services; changes in legislation and in government regulations; changes in technology; changes in the level of construction activity; changes in labor costs which can impact service and maintenance margins on installed elevators and escalators; and competition from a large number of companies, including other major domestic and foreign manufacturers and service providers. The principal methods of competition are price, delivery schedule, product performance and service. Otis' products and services are sold principally to builders and building contractors and owners.

   Revenues generated by Otis' international operations were 81 percent and 83 percent of total Otis segment revenues in 1998 and 1997, respectively. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying currency, political and economic risks.

   At December 31, 1998, the Otis business backlog amounted to $3,459 million as compared to $3,429 million at December 31, 1997. Substantially all of the business backlog at December 31, 1998 is expected to be realized as sales in 1999.

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

and competition from a large number of companies, including other major domestic and foreign manufacturers. The principal methods of competition are product performance (including quality and reliability), delivery schedule, price, service and other terms and conditions of sale.

   Carrier's products and services are sold principally to builders, building contractors and owners, residential homeowners, shipping and trucking companies, supermarkets and food service companies. Sales are made both directly to the customer and by or through manufacturers' representatives, distributors, dealers, individual wholesalers and retail outlets.

   Revenues generated by Carrier's international operations, including U.S. export sales, were 52 percent and 58 percent of total Carrier segment revenues in 1998 and 1997, respectively. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying currency, political and economic risks.

   At December 31, 1998, the Carrier business backlog amounted to $1,007 million, as compared to $1,021 million at December 31, 1997. Substantially all of the business backlog at December 31, 1998 is expected to be realized as sales in 1999.

UT Automotive

   The Corporation's automotive business is conducted through a number of subsidiaries reporting to UT Automotive, Inc. (collectively "UTA"). UTA is a large independent supplier of automotive electrical distribution systems and related components (terminals and connectors, body electronics, junction boxes and switches). UTA has established administrative, engineering and manufacturing facilities in the Americas, Europe and Asia to better serve its worldwide customer base. UTA is also a large independent supplier in North America of headliners and headliner substrates, instrument panels, door trim assemblies, vehicle remote entry systems and fractional horsepower DC electric motors used in automotive, commercial and industrial applications.

   UTA also produces other automotive products such as interior trim (armrests, consoles and sun visors), mirrors, thermal and acoustical barriers, electronic controls and modules, engine cooling fan modules, interior lighting systems, windshield wiper systems and electrical starters for commercial applications. UTA is developing integrated trim modules which combine various electrical and other products as part of the headliner, instrument panel or door panel.

   UTA competes worldwide to sell systems and products to automotive manufacturers. Sales to the major automotive manufacturers are made against periodic short-term releases issued by the automotive manufacturers under contracts generally awarded for a particular car or light truck model.

   Ford Motor Company is UTA's largest customer. In 1998, sales to Ford Motor Company were $986 million, or 33 percent of total UTA revenues. In 1997 and 1996, sales to Ford Motor Company were $1,125 million (38 percent of total UTA revenues) and $1,224 million (38 percent of total UTA revenues), respectively.

   UTA's business is subject to changes in economic, industrial and international conditions; changes in interest rates and in the level of automotive production and sales which could affect the demand for many of its products; changes in the prices of essential raw materials and petroleum-based materials; changes in legislation and in government regulations; changes in technology; and substantial competition from a large number of companies including other major domestic and foreign automotive parts suppliers. The principal methods of competition are price, quality, delivery schedule, product performance and technology.

   UTA is also subject to continuing pressure from automotive manufacturers to reduce its prices and to assume greater responsibilities. These pressures have resulted in UTA taking on an increasing portion of automotive manufacturers' responsibilities, such as supply base management, systems integration and engineering, design, development and tooling expenditures. UTA is also subject to significant pressure to share in automotive manufacturers' liabilities associated with warranty and product liability risks. While recognizing the increased risks and responsibilities, UTA has positioned itself among the leading first tier suppliers responding to the automotive manufacturers' requirements. UTA has entered into long-term supply agreements with many of its customers which require price reductions. Future productivity improvements and reductions in the price of its own purchased materials must be realized in order for such agreements to be profitable.

   Revenues generated by UTA's international operations, including U.S. export sales (excluding revenues from certain non-U.S. operations which manufacture exclusively for the U.S. market), were 43 percent and 39 percent of total UTA segment revenues in 1998 and 1997, respectively. International operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings), as well as to varying currency, political and economic risks.

   UTA's customers issue order releases against production contracts authorizing UTA to produce, deliver and invoice specific quantities of product to satisfy short-term vehicle production requirements. These releases are generally issued and satisfied within a one-to-three week time frame. At December 31, 1998 and 1997, UTA's backlog amounted to $751 million and $682 million, representing both open releases at those dates and forecasts of anticipated releases for the following ninety days. Accordingly, substantially all of UTA's backlog is expected to be realized in sales in 1999.

In view of the recent consolidation in the automotive supply industry, the Corporation has retained an investment banking firm to study strategic alternatives for the Corporation's automotive business. The Corporation intends to consider the available options, including possibly selling all or portions of the business.

Pratt & Whitney and Flight Systems

    The Corporation's Pratt & Whitney and Flight Systems operating segments produce aerospace and defense products. These businesses are subject to rapid changes in technology; lengthy and costly development cycles; the effects of the continuing consolidation within the aerospace and defense industry; heavy dependence on a small number of products and programs; changes in legislation and in government procurement and other regulations and procurement practices; procurement preferences and policies of some foreign customers which require in-country manufacture through co-production, offset programs (where in-country purchases and financial support projects are required as a condition to obtaining orders), joint ventures and production sharing, licensing or other arrangements; substantial competition from major domestic manufacturers and from foreign manufacturers whose governments sometimes give them direct and indirect research and development assistance, marketing subsidies and other assistance for their commercial products; and changes in economic, industrial and international conditions. In addition, the financial performance of these two segments can be affected in a number of respects by the performance of the commercial airline industry and the aviation industry.

   The principal methods of competition in the Corporation's aerospace and defense businesses are price, product performance, service, delivery schedule and other terms and conditions of sale, including fleet introductory allowances and performance and operating cost guarantees, and the participation by the Corporation and its finance subsidiaries in customer financing arrangements in connection with sales of commercial jet engines and helicopters. Fleet introductory allowances are discounts and other financial incentives offered by the Corporation to encourage airline and other customers to purchase engines. These engine purchases are expected to lead to the purchase of parts and services to support the engines.

   Sales of military products are affected by defense budgets (both in the U.S. and, to some extent, abroad), U.S. foreign policy and the presence of competition. Military spare parts sales are also affected to some extent by the policies of the U.S. and certain foreign governments of purchasing certain parts from suppliers other than the original equipment manufacturers.

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

   Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney sales in the U.S. and Canada are made directly to the customer and, to a limited extent, through independent distributors. Other export sales are made with the assistance of an overseas network of independent foreign representatives. Sales to the Boeing Company ("Boeing") and Airbus Industrie ("Airbus"), consisting primarily of commercial aircraft jet engines, amounted to 30 percent of total Pratt & Whitney revenues in 1998. Pratt & Whitney's major competitors are the aircraft engine businesses of General Electric Company ("GE") and Rolls-Royce plc.

   Pratt & Whitney currently produces three families of large commercial jet engines; the JT8D-200, the PW2000 series and the PW4000 series. Pratt & Whitney's JT8D-200 series engines power the Boeing MD-80 aircraft. Applications for the PW2000 series include the Boeing 757-200/PF aircraft. Pratt & Whitney's PW4000 engine family powers the Airbus A310-300, A300-600 and A330-200/300 series; the Boeing 747-400, 767-200/300 and 777-200/300 series of aircraft; and the Boeing MD-11 aircraft. Boeing has announced that its Douglas Products Division will phase-out the MD-80 aircraft program with final delivery scheduled for January 2000. Boeing has also announced that MD-11 aircraft production will be phased-out with the delivery of orders on hand. The last delivery is scheduled for February 2000.

   Pratt & Whitney has entered into a Memorandum of Understanding with Airbus to develop, certify, market and sell PW6000 series engines for installation on the Airbus A318 aircraft under development.

   IAE International Aero Engines AG, a Swiss corporation in which Pratt & Whitney has a 33 percent interest, markets and supports the V2500 engine. Applications for the V2500 engine include Airbus' A319, A320 and A321 aircraft and Boeing's MD-90. Boeing has announced that its Douglas Products Division will continue to produce MD-90 aircraft until current production commitments end in 1999. Boeing and the Chinese government agency in charge of the MD-90 production commitments in China have reduced the production program from a minimum of twenty (20) MD-90 aircraft to two (2) MD-90 aircraft.

   In the case of many commercial aircraft today, aircraft manufacturers offer their customers a choice of engines, giving rise to competition among engine manufacturers at the time of the sale of aircraft. This competition is intense, particularly where new commercial airframe/engine combinations are first introduced to the market and into the fleets of individual airlines. Financial incentives granted by engine suppliers, and performance and operating cost guarantees on their part, are frequently important factors in such sales and can be substantial. (For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 1, 4, 13 and 14 of Notes to Consolidated Financial Statements at pages 15 to 17 and 22 to 23 of the Corporation's 1998 Annual Report to Shareowners.)

   In view of the global nature of the commercial aircraft industry and the risk and cost associated with launching new engine development programs, Pratt & Whitney has developed strategic alliances and collaboration arrangements on commercial engine programs in which costs, revenues and risks are shared. At December 31, 1998, the percentages of these items shared by other participants in these alliances were approximately as follows: 24 percent of the JT8D-200 series engine program, 29 percent of the PW2000 series engine program, 14 percent of the 94 and 100 inch fan models of the PW4000, 26 percent of the PW4084 and PW4090 models and 24 percent of the PW4098 model.

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

   In 1997, as part of its plans to increase its overhaul and repair business, Pratt & Whitney purchased the aero engine repair operations of Howmet Corporation and N.V. Interturbine. In 1998, Pratt & Whitney and SIA Engineering Company Private Limited established Eagle Services Asia Private Limited, an engine overhaul and repair facility in Singapore.

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

   Revenues from Pratt & Whitney's international operations, including U.S. export sales, were 52 percent and 51 percent of total Pratt & Whitney segment revenues in 1998 and 1997, respectively. Such operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings) as well as to varying political and economic risks.

   At December 31, 1998, the business backlog for Pratt & Whitney amounted to $8,415 million, including $1,808 million of U.S. Government funded contracts and subcontracts, as compared to $8,258 million and $1,852 million, respectively, at December 31, 1997. Of the total Pratt & Whitney business backlog at December 31, 1998, approximately $4,202 million is expected to be realized as sales in 1999. Significant elements of Pratt & Whitney's business, such as spare parts sales for engines in service, generally have short lead times. Therefore, backlog may not be indicative of future demand. Also, since a substantial portion of the backlog for commercial customers is scheduled for delivery beyond 1999, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled.

Flight Systems

   The Corporation's Flight Systems business is conducted through Sikorsky Aircraft and Hamilton Standard.

   Sikorsky is one of the world's leading manufacturers of military and commercial helicopters and the primary supplier of transport helicopters to the U.S. Army. All branches of the U.S. military operate Sikorsky helicopters. Sikorsky also supplies helicopters to foreign governments and the worldwide commercial market. Sikorsky produces helicopters for a variety of uses, including passenger, utility/transport, cargo, anti-submarine warfare, search and rescue and heavy-lift operations. In addition to sales of new helicopters, Sikorsky's business base encompasses spare parts for past and current helicopters produced by Sikorsky, the repair and retrofit of helicopters and service contracts. In 1998, to help increase its presence in the aftermarket business, Sikorsky acquired Helicopter Support, Inc., a major distributor of helicopter parts. Other major helicopter manufacturers include Bell Helicopter Textron, Eurocopter, Boeing Helicopters, Agusta, GKN Westland Helicopters, Kazan Helicopter and Rost Vertol.

   Current production programs at Sikorsky include the Black Hawk medium-transport helicopter for the U.S. and foreign governments; the international Naval Hawk, a derivative of the U.S. Navy's Seahawk medium-sized helicopter for multiple naval missions for foreign governments; the CH-53E Super Stallion heavy-lift helicopter for the U.S. Marine Corps; and the S-76 intermediate-sized helicopter for executive transport, offshore oil platform support, search and rescue, emergency medical service and other utility operations.

   In July 1997, Sikorsky signed a multi-year contract with the U.S. Government to deliver 108 Black Hawk helicopters from July 1997 through June 2002. Under the contract as it has been amended through December 1998, the firm purchase commitment has been increased to 127 and the Government currently has the right to cancel 19 helicopters scheduled for delivery from December 2000 through June 2002. As of December 31, 1998, 76 Black Hawk helicopters have been delivered under the contract. Declining Defense Department budgets make Sikorsky increasingly dependent upon expanding its international market position. Such sales sometimes require the development of in-country co-production programs.

   Sikorsky is engaged in full-scale development of the S-92 aircraft, a large cabin derivative of the Black Hawk helicopter, for commercial and military markets. A significant portion of the development is being carried out by companies in Brazil, the People's Republic of China, Japan, Spain and Taiwan
under collaborative arrangements.       This aircraft made its first flight in
December 1998. Certification of the first S-92 is expected in the year 2001. Management cannot predict with certainty whether, when, and in what quantities the S-92 will be produced.

   Sikorsky has a 50% interest in a joint venture with Boeing Helicopters for the development of the U.S. Army's next generation light helicopter, the RAH-66 Comanche. The Boeing Sikorsky Team is performing under a cost reimbursement contract awarded in 1991. The first prototype aircraft is undergoing flight testing. Management cannot predict with certainty whether, when, and in what quantities the Comanche will go into production.

   Hamilton Standard is a global producer of a number of flight systems for both commercial and military aircraft. Major production programs include engine controls, environmental controls systems and aircraft propellers. Hamilton Standard also supplies NASA's space suit/life support system and produces environmental control and thermal control systems for international space programs. Other Hamilton Standard products include microelectronic circuitry and advanced optical systems.

   In July 1998, the Corporation reorganized its fuel cell business to include fuel cell systems for the transportation market in addition to the existing stationary power plant market. While oversight of this business continues to be provided by Hamilton Standard executives, it is no longer part of the Flight Systems segment for management reporting. The results are included in the Other category for financial segment reporting and prior periods have been restated.

   Revenues generated by Flight Systems' international operations, including export sales, were 40 percent and 39 percent of total Flight Systems segment revenues in 1998 and 1997, respectively. Such operations are subject to local government regulations (including regulations relating to capital conditions, currency conversion and repatriation of earnings) as well as to various political and economic risks.

   At December 31, 1998, the Flight Systems business backlog amounted to $2,013 million, including $1,030 million under funded contracts and subcontracts with the U.S. Government, as compared to $2,353 million and $1,225 million, respectively, at December 31, 1997. Of the total Flight Systems business backlog at December 31, 1998, approximately $1,417 million is expected to be realized as sales in 1999.

                    Other Matters Relating to the Corporation's
                               Business as a Whole

Research and Development

   To maintain its competitive position, the Corporation spends substantial amounts of its own funds on research and development. Such expenditures, which are charged to income as incurred, were $1,315 million or 5.1 percent of total sales in 1998, as compared with $1,187 million or 4.9 percent of total sales in 1997 and $1,122 million or 4.9 percent of total sales in 1996. The Corporation also performs research and development work under contracts funded by the U.S. Government and other customers. Such contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Flight Systems segment, amounted to $1,065 million in 1998, as compared with $974 million in 1997 and $870 million in 1996.

Contracts, Other Risk Factors, Environmental and Other Matters

   Government contracts are subject to termination for the convenience of the Government, in which event the Corporation normally would be entitled to reimbursement for its allowable costs incurred plus a reasonable profit. Most of the Corporation's sales are made under fixed-price type contracts; only 5.1 percent of the Corporation's total sales for 1998 were made under cost-reimbursement type contracts.

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

   The Corporation is now and believes that, in light of the current Government contracting environment, it will be the subject of one or more Government investigations. See Item 3 - Legal Proceedings at pages 16 through 18 of this Form 10-K for further discussion.

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

   Like other users in the U.S., the Corporation is largely dependent upon foreign sources for certain of its raw materials requirements such as cobalt (Africa) and chromium (Africa, Eastern and Central Europe and the countries of the former Soviet Union). To alleviate this dependence and accompanying risk, the Corporation has a number of on-going programs which include the development of new suppliers; the increased use of more readily available materials through material substitutions and the development of new alloys; and conservation of materials through scrap reclamation and new manufacturing processes such as net shape forging.

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

   The Corporation does not anticipate that compliance with current federal, state and local provisions relating to the protection of the environment will have a material adverse effect upon its cash flows, competitive position, financial position or results of operations. (Environmental matters are the subject of certain of the Legal Proceedings described in Item 3 - Legal Proceedings at pages 16 through 18 of this Form 10-K, and are further addressed in Management's Discussion and Analysis of Results of Operations and Financial Position at page 8 and Notes 1 and 14 of Notes to Consolidated Financial Statements at pages 16 and 23 of the Corporation's 1998 Annual Report to Shareowners.)

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

   While the Corporation's patents, trademarks, licenses and franchises are cumulatively important to its business, the Corporation does not believe that the loss of any one or group of related patents, trademarks, licenses or franchises would have a material adverse effect on the overall business of the Corporation or on any of its operating segments.

   A discussion of the potential exposure to the Corporation arising from the need to modify computer systems for the transition to the year 2000, and the steps being taken by the Corporation to address these matters, is included in Management's Discussion and Analysis of Results of Operations and Financial Position under the heading "Year 2000" on page 9 of the Corporation's 1998 Annual Report to Shareowners.

   A discussion of the potential impact on the Corporation of the introduction of the "euro" as a common currency of the member countries of the European Economic and Monetary Union is included in Management's Discussion and Analysis of Results of Operations and Financial Position under the heading "Euro Conversion" on page 9 of the Corporation's 1998 Annual Report to Shareowners.

Cautionary Note Concerning Factors That May Affect Future Results

   This report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide Management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe", "expect", "plans", "strategy", "prospects", "estimate", "project", "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

 . Future earnings and other measurements of financial performance
 . Future cash flow and uses of cash
 . The effect of economic downturns or growth in particular regions
 . The effect of changes in the level of activity in particular industries or markets
 . Prospective product developments
 . Cost reduction efforts
 . The outcome of contingencies
 . The impact of Year 2000 conversion efforts
 . The transition to the use of the euro as a currency.

   All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Annual Report on Form 10-K for 1998 includes important information as to risk factors in the "Business" section under the headings "Description of Business by Operating Segment" and "Other Matters Relating to the Corporation's Business as a Whole". Additional important information as to risk factors is included in the Corporation's 1998 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment", "Year 2000" and "Euro Conversion", which is incorporated by reference in this Form 10-K. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

Employees

   At December 31, 1998, the Corporation's total employment was approximately 178,800.

Item 2.    Properties

   The Corporation's fixed assets include the plants and warehouses described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The Corporation's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Corporation considers the present level of fixed assets capitalized as of December 31, 1998, suitable and adequate for the operations of each operating segment in the current business environment.

   The following square footage numbers are approximations. At December 31, 1998, the Corporation operated (a) plants in the U.S. which had 32.7 million square feet, of which 5.2 million square feet were leased; (b) plants outside the U.S. which had 21.9 million square feet, of which 3.0 million square feet were leased; (c) warehouses in the U.S. which had 5.7 million square feet, of which 3.9 million square feet were leased; and (d) warehouses outside the U.S. which had 5.8 million square feet, of which 3.8 million square feet were leased.

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

Item 3.    Legal Proceedings

   As previously reported, in June 1992, the Department of Justice filed a civil False Claims Act complaint in the United States District Court for the District of Connecticut, No. 592CV375, against Sikorsky Aircraft alleging that the Government was overcharged by nearly $4 million in connection with the pricing of parts supplied for the reconditioning of the Navy's Sea King helicopter. The Complaint seeks treble damages plus a $10,000 penalty for each false claim submitted. The bench trial in this matter concluded in August 1997. Post-trial papers have been submitted to the judge and the parties are awaiting the court's decision.

As previously reported, the Department of Defense and the Corporation are litigating whether Pratt & Whitney's accounting practices for certain engine parts are acceptable. The litigation, filed with the Armed Services Board of Contract Appeals (ASBCA), No. 47416 et al., relates to the accounting for engine parts produced by foreign companies under commercial engine collaboration programs from 1984 through 1995. The Government initially claimed damages of $260.3 million, of which $102.7 million was interest. Pratt & Whitney believes its accounting practices are proper and has not modified them. If the Government prevails, damages could be larger than initially claimed because interest continues to accrue and the complaint could be amended to include the period after 1995. In March and April 1998, the matter was tried before an ASBCA judge. A decision is not expected for a number of months.

   As previously reported, a jury in Chromalloy Gas Turbine Corporation v. United Technologies Corporation, No. 95-CI-12541, a Texas state action, found that Pratt & Whitney did not monopolize any relevant market but did willfully attempt to monopolize an unspecified market. In May 1997, the court entered a Final Judgment denying Chromalloy's request for damages, injunctive relief and declaratory relief. In October 1998, the Texas Fourth Court of Appeals affirmed the decision of the trial court, declining to grant injunctive relief to Chromalloy. Chromalloy has filed motions for rehearing and for rehearing en banc. The Corporation has filed its responses. The parties are awaiting the court's decision.

     In December 1998, the Corporation was served with a qui tam complaint under the civil False Claims Act that had been previously filed under seal in the United States District Court for the District of Connecticut in October, 1996 (U.S. ex rel. Waldron v. UTC, No. 396CV02038). The complaint seeks unspecified damages (trebled) and penalties arising out of an alleged failure by Pratt & Whitney to estimate properly the costs of performing a cost-type development contract. The Government has declined to take over the action which is being pursued by the qui tam relator.

As previously reported, the Corporation has been served with a number of other qui tam complaints under the civil False Claims Act in the United States District Court for the District of Connecticut: U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No.394CV00963 (filed July 1997, and involving allegations of improper accounting for fixed assets); U.S. ex rel. Capella v. UTC and Norden Systems Inc., No. 394CV02063 (filed December 1994, and involving allegations of improper accounting for insurance costs); and U.S. ex rel. Maloni v. UTC, No. 395CV02431 (filed in November 1995 and involving allegations of failing to implement an "Inspection Method Sheet Inspection System"). The qui tam relator in each case has claimed unspecified damages (trebled) and penalties, and the Department of Justice in each case has declined to take over the litigation.
The civil False Claims Act provides for penalties in a civil case of up to $10,000 per false claim submitted. The number of false claims implicated by the foregoing qui tam complaints cannot currently be ascertained; however, if determined adversely to the Corporation the number could result in significant penalties.

   As previously reported in the Corporation's Reports on Form 10-K for 1992 and Form 10-Q for the Third Quarter of 1993, the Corporation entered into a Consent Decree in August of 1993 with the Environmental Protection Agency ("EPA") and the Department of Justice ("DOJ") in Docket Number H-90-715 (JAC) in the U.S. District Court for the District of Connecticut. Under the Consent Decree, the Corporation agreed to adopt programs to enhance the effectiveness of its environmental management systems, conduct an audit of 19 of its facilities, and pay civil penalties for any non-compliance with environmental laws and regulations discovered during the audit. An independent third party recently completed this audit and forwarded the results to the EPA. The EPA has informed the Corporation that it intends to issue a report evaluating the audit results and that it expects to propose penalties. The Consent Decree establishes procedures for the EPA and the Corporation to resolve any disagreements over compliance and the amount of penalties.

The Corporation believes the Department of Justice is contemplating the filing of a civil False Claims Act complaint against Pratt & Whitney. The contemplated action is related to the "Fighter Engine Competition" contracts awarded by the US Air Force between 1984 and 1989. As understood, the Department of Justice will allege that disclosures in Pratt's best and final offer, submitted in December 1983, were inaccurate with respect to costs of certain subcontracts.

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

   The Corporation has incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. The Corporation believes that any payments it may be required to make as a result of these claims will not have a material effect upon the cash flows, competitive or financial position, or results of operations of the Corporation. The Corporation has had liability and property insurance in force over its history with a number of insurance companies, and the Corporation has commenced litigation seeking indemnity and defense under these insurance policies in relation to its environmental liabilities. Settlements to date, which have not been material, have been recorded upon receipt. While the litigation against the Corporation's historic liability insurers has concluded, the case against the Corporation's property insurers is continuing. (For information regarding the matters discussed in this paragraph, see "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Position at page 8 and Notes 1 and 14 of the Notes to Consolidated Financial Statements at pages 16 and 23 of the Corporation's 1998 Annual Report to Shareowners.)

Item 4.    Submission of Matters to a Vote of Security Holders

   No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 1998.

-----  Executive Officers of the Registrant
   The executive officers of United Technologies Corporation, together with the offices in United Technologies Corporation presently held by them, their business experience since January 1, 1994, and their ages, are as follows:

                                       Other Business            Age
Name             Title                 Experience                2/1/99
                                       Since 1/1/94

Ari Bousbib      Vice President        Managing Director, The    37
                 Strategic Planning    Strategic Partners
                 (since 1997)          Group; Partner, Booz,
                                       Allen & Hamilton.

Eugene Buckley   Chairman and Chief    President, Sikorsky       68
                 Executive Officer,    Aircraft Corporation;
                 Sikorsky Aircraft     President and Chief
                 (since 1998)          Executive Officer,
                                       Sikorsky Aircraft
                                       Division; and President,
                                       Sikorsky Aircraft
                                       Division

William L.       Senior Vice                                     56
Bucknall, Jr.    President, Human      -------
                 Resources &
                 Organization
                 (since 1992)

John F.          Senior Vice           Vice President, United    55
Cassidy, Jr.     President - Science   Technologies Research
                 and Technology        Center
                 (since 1998)

Kevin Conway     Vice President,       Director of Taxes,        50
                 Taxes                 United Technologies
                 (since 1995)          Corporation

George David     Chairman (since       President and Chief       56
                 1997),                Operating Officer
                 President and Chief
                 Executive Officer
                 (since 1994)

David J.         Senior Vice           Vice President and        44
FitzPatrick      President and Chief   Controller, Eastman
                 Financial Officer     Kodak Co.; Finance
                 (since 1998)          Director-Cadillac Luxury
                                       Car Division, Chief
                                       Accounting Officer,
                                       General Motors Corp.

C. Scott Greer   President, UT         President, Chief          48
                 Automotive            Operating Officer,
                 (since 1997)          Echlin, Inc.

                                       Other Business            Age
Name             Title                 Experience                2/1/99
                                       Since 1/1/94

Jay L.           Vice President-       Acting Chief Financial    48
Haberland        Controller            Officer, Director of
                 (since 1996)          Internal Auditing,
                                       United Technologies
                                       Corporation; Vice
                                       President, Finance,
                                       Commercial & Industrial
                                       Group, The Black &
                                       Decker Corporation

Ruth R. Harkin   Senior Vice           President and Chief       54
                 President,            Executive Officer,
                 International         Overseas Private
                 Affairs and           Investment Corporation
                 Government Relations
                 (since 1997)

Karl J. Krapek   Executive Vice                                  50
                 President (since      ---------
                 1997) and President,
                 Pratt & Whitney
                 (since 1992)

Raymond P.       President, Hamilton   Executive Vice            55
Kurlak           Standard (since       President, Sikorsky
                 1995)                 Aircraft Division

John R. Lord     President, Carrier    President, Carrier NAO    55
                 Corporation
                 (since 1995)

Angelo J.        Vice President,       Director, Financial       45
Messina          Financial Planning    Planning and Analysis,
                 and Analysis          United Technologies
                 (since 1998)          Corporation; Vice
                                       President, Strategic
                                       Planning, Pratt &
                                       Whitney; Director,
                                       Investor Relations,
                                       United Technologies
                                       Corporation

Stephen F. Page  Executive Vice        Executive Vice President  59
                 President and         and Chief Financial
                 President and Chief   Officer, United
                 Executive Officer,    Technologies Corporation
                 Otis Elevator
                 (since 1997)

Gilles A. H.     Vice President _      Vice President and Chief  52
Renaud           Treasurer             Financial Officer,
                 (since 1996)          Carrier Corporation

William H.       Senior Vice           Vice President,           55
Trachsel         President, General    Secretary and Deputy
                 Counsel and           General Counsel
                 Secretary
                 (since 1998)

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

   See Comparative Stock Data appearing on page 25 of the Corporation's 1998 Annual Report to Shareowners containing the following data relating to the Corporation's Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends. All such data are incorporated by reference in this Report.

Item 6.    Selected Financial Data

   See the Five Year Summary appearing on page 2 of the Corporation's 1998 Annual Report to Shareowners containing the following data: revenues, net income, basic and diluted earnings per share, cash dividends on Common Stock, total assets and long-term debt. All such data are incorporated by reference in this Report. See Notes to Consolidated Financial Statements appearing on pages 15 through 25 of the Corporation's 1998 Annual Report to Shareowners for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in such Five Year Summary.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position

   See Management's Discussion and Analysis of Results of Operations and Financial Position appearing on pages 3 through 9 of the Corporation's 1998 Annual Report to Shareowners; such discussion and analysis is incorporated by reference in this Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

   See discussion under the headings "Derivative and Other Financial Instruments" on page 8 and "Hedging Activity" on pages 15 and 16 and Note 13 on page 22 of the Corporation's 1998 Annual Report to Shareowners for information concerning market risk sensitive instruments. Such information is incorporated by reference in this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

   The 1998 and 1997 Consolidated Balance Sheet, and other financial statements for the years 1998, 1997 and 1996, together with the report thereon of PricewaterhouseCoopers LLP dated January 21, 1999, appearing on pages 10 through 14 in the Corporation's 1998 Annual Report to Shareowners are incorporated by reference in this Form 10-K.

   The 1998 and 1997 Selected Quarterly Financial Data appearing on page 25 in the Corporation's 1998 Annual Report to Shareowners are incorporated by reference in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

Item 10.   Directors and Executive Officers of the Registrant

   The information required by Item 10 with respect to directors is incorporated herein by reference from pages 7 through 10 of the Corporation's Proxy Statement for the 1999 Annual Meeting of Shareowners. Information regarding executive officers is contained in Part I of this Form 10-K at pages 19 through 20. Information concerning Section 16(a) compliance is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" at page 21 of the 1999 Proxy Statement.

Item 11.   Executive Compensation

   The information required by Item 11 is incorporated herein by reference from pages 12 through 13 and 15 through 23 of the Corporation's Proxy Statement for the 1999 Annual Meeting of Shareowners. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated herein by reference from page 5 and pages 14 and 15 of the Corporation's Proxy Statement for the 1999 Annual Meeting of Shareowners.

Item 13.   Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated herein by reference from pages 21 and 22 of the Corporation's Proxy Statement for the 1999 Annual Meeting of Shareowners.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                       Page Number
  (a) Financial Statements, Financial Statement        in Annual
      Schedules and Exhibits                             Report


     (1) Financial Statements (incorporated by reference from the 1998 Annual Report to Shareowners):

          Report of Independent Accountants .........  10

          Consolidated Statement of Operations for
          the Three Years ended December 31, 1998 ...  11

          Consolidated Balance Sheet--December 31,
          1998 and 1997 .............................  12

          Consolidated Statement of Cash Flows for
          the Three Years ended December 31, 1998 ...  13

          Consolidated Statement of Changes in
          Shareowners' Equity for the Three Years
          ended December 31, 1998 ...................  14

          Notes to Consolidated Financial Statements   15

          Selected Quarterly Financial Data
          (Unaudited) ...............................  25

                                                       Page Number
                                                       in Form 10-K

     (2) Financial Statement Schedule For the
         Three Years ended December 31, 1998:

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

          Exhibit Number

          3(i) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(i) to United Technologies Corporation Quarterly Report on Form 10-Q
                (Commission File number 1-812) for quarterly period ended June 30, 1997.

          3(ii) Bylaws as amended and restated effective
                February 8, 1999.**

          4 The Corporation hereby agrees to furnish to the Commission upon request a copy of each instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries and any unconsolidated subsidiaries.

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

          Exhibit Number

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

          10.11 United Technologies Corporation Long Term Incentive Plan, as amended. *

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

          Exhibit Number

          11    Statement re: Computation of Per Share Earnings. **

          12    Statement re: Computation of Ratio of Earnings to
                Fixed Charges. **

          13 Annual Report to Shareowners for year ended December 31, 1998 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareowners is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K). **

          21    Subsidiaries of the Registrant. **

          23 Consent of PricewaterhouseCoopers LLP, included as page F-1 of this Form 10-K.

          24 Powers of Attorney of Antonia Handler Chayes, Charles W. Duncan, Jr., Jean-Pierre Garnier, Pehr G. Gyllenhammar, Karl J. Krapek, Charles R. Lee, Robert
                H. Malott, William J. Perry, Frank P. Popoff, Andre Villeneuve, Harold A. Wagner and Jacqueline G. Wexler. **

          27    Financial Data Schedule. **

          27.1  Restated Prior Periods' Financial Data Schedule.**

          27.2  Restated Prior Periods' Financial Data Schedule.**

          Notes to Exhibits List:

          * Incorporated by reference to Exhibit of the same number to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-
              812) for fiscal year ended December 31, 1995.

          **  Submitted electronically herewith.

          Exhibits 10.1 through 10.17 are management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14(c) of the requirements for Form 10-K reports.

  (b) A report on Form 8-K dated December 1, 1998 was filed by the Corporation on December 2, 1998. The Report includes information under Items 5 and 7 concerning amendments to the Bylaws of the Corporation.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNITED TECHNOLOGIES CORPORATION
                             (Registrant)


                           By /s/  David J. FitzPatrick
                              David J. FitzPatrick
Date:  February 16, 1999      Senior Vice President and
                              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature                  Title                  Date

/s/  George David          Chairman, Director,    February 16, 1999
George David               President and Chief
                           Executive Officer

/s/  David J. FitzPatrick  Senior Vice President  February 16, 1999
David J. FitzPatrick       and Chief Financial
                           Officer

/s/  Jay L. Haberland      Vice President-        February 16, 1999
Jay L. Haberland           Controller

ANTONIA HANDLER CHAYES *   Director   )
(Antonia Handler Chayes)
                                                  *By: /s/William H. Trachsel
CHARLES W. DUNCAN, JR. *   Director   )                William H. Trachsel
(Charles W. Duncan, Jr.)                               Attorney-in-Fact
                                                       Date:  February 16, 1999

JEAN-PIERRE GARNIER *      Director   )
(Jean-Pierre Garnier)

PEHR G. GYLLENHAMMAR *     Director   )
(Pehr G. Gyllenhammar)

KARL J. KRAPEK *           Director   )
(Karl J. Krapek)

Signature                  Title                  Date

CHARLES R. LEE *           Director   )
(Charles R. Lee)

ROBERT H. MALOTT *         Director   )
(Robert H. Malott)

WILLIAM J. PERRY*          Director   )
(William J. Perry)
                                                  *By: /s/  William H. Trachsel
FRANK P. POPOFF *          Director   )                William H. Trachsel
(Frank P. Popoff)                                      Attorney-in-Fact
                                                       Date:  February 16, 1999
ANDRE VILLENEUVE *         Director   )
(Andre Villeneuve)

HAROLD A. WAGNER *         Director   )
(Harold A. Wagner)

JACQUELINE G. WEXLER *     Director   )
(Jacqueline G. Wexler)

               REPORT OF INDEPENDENT ACCOUNTANTS ON

                   FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
 of United Technologies Corporation


     Our audits of the consolidated financial statements referred to in our report dated January 21, 1999 appearing on page 10 of the 1998 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
January 21, 1999


           UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           Schedule II - Valuation and Qualifying Accounts
                 Three Years Ended December 31, 1998
                        (Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 1995                    $       411
  Provision charged to income                         38
  Doubtful accounts written off (net)                (57)
  Other adjustments                                   (1)

Balance December 31, 1996                            391
  Provision charged to income                         34
  Doubtful accounts written off (net)                (28)
  Other adjustments                                  (14)

Balance December 31, 1997                            383
  Provision charged to income                         71
  Doubtful accounts written off (net)                (32)
  Other adjustments                                  (22)

Balance December 31, 1998                    $       400



Future Income Tax Benefits - Valuation
allowance:

Balance December 31, 1995                    $       349
  Additions charged to income tax expense             27
  Reductions credited to income tax expense          (48)

Balance December 31, 1996                            328
  Additions charged to income tax expense             52
  Reductions credited to income tax expense          (92)

Balance December 31, 1997                            288
  Additions charged to income tax expense             37
  Reductions credited to income tax expense          (95)

Balance December 31, 1998                    $       230

                                      S-II

              CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 333-26331 and 33-46916) and in the Registration Statements on Form S-8 (Nos. 333-21853, 333-18743, 333-21851, 33-57769, 33-45440, 33-11255, 33-26580, 33-
26627, 33-28974, 33-51385, 33-58937, and 2-87322) of United Technologies
Corporation of our report dated January 21, 1999 appearing on page 10 of the 1998 Annual Report to Shareowners which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page S-I of this Form 10-K.



PricewaterhouseCoopers LLP
Hartford, Connecticut
February 16, 1999