Form 10-Q
period 1999-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 1999-05-14
CIK 101829

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.

                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 1999



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

At March 31, 1999 there were 225,753,606 shares of Common Stock outstanding, which does not reflect a two-for-one stock split of the Registrant's Common Stock announced on April 30, 1999 and payable on May 17, 1999 in the form of a stock dividend to shareowners of record at the close of business on May 7, 1999.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                     Quarter Ended March 31, 1999



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of                         1
       Operations for the quarters ended March
       31, 1999 and 1998
     Condensed Consolidated Balance Sheet at March               2
       31, 1999 and December 31, 1998
     Condensed Consolidated Statement of Cash                    3
       Flows for the quarters ended March 31,
       1999 and 1998
     Notes to Condensed Consolidated Financial                   4
       Statements
     Report of Independent Accountants                           9

  Item 2. Management's Discussion and Analysis of               10
     Results of Operations and Financial Position

Part II - Other Information

  Item 1. Legal Proceedings                                     18

  Item 5. Other Information                                     19

  Item 6. Exhibits and Reports on Form 8-K                      27

Signatures                                                      28

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                                 Quarter Ended
                                                                   March 31,
In Millions of Dollars (except per share amounts)             1999           1998
Revenues:
   Product sales                                        $     3,980    $     3,931
   Service sales                                              1,402          1,289
   Financing revenues and other income, net                      60             88
                                                              5,442          5,308
Costs and expenses:
   Cost of products sold                                      3,110          3,145
   Cost of services sold                                        867            816
   Research and development                                     274            277
   Selling, general and administrative                          701            661
   Interest                                                      55             47
                                                              5,007          4,946
Income from continuing operations before income taxes
   and minority interests                                       435            362
   Income taxes                                                 136            114
   Minority interests                                            21             19
Income from continuing operations                               278            229

Discontinued operation:
   Income from operations of discontinued UT Automotive
   subsidiary (net of applicable income tax provisions
   of $15 in 1999 and 1998)                                      30             31
Net Income                                              $       308    $       260

Earnings per share of common stock*:
  Continuing Operations:
   Basic                                                $       .60    $       .48
   Diluted                                              $       .57    $       .46
  Discontinued Operation:
   Basic                                                $       .07    $       .07
   Diluted                                              $       .06    $       .06
  Net earnings per share:
   Basic                                                $       .67    $       .55
   Diluted                                              $       .63    $       .52

Dividends per share of common stock*                    $      .180    $      .155

Average number of shares outstanding (in millions)*
   Basic                                                        451            459
   Diluted                                                      492            498

See accompanying Notes to Condensed Consolidated Financial Statements

*Reflects two-for-one stock split as described in Notes to Condensed Consolidated Financial Statements.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                          March 31,     December 31,
In Millions of Dollars                                       1999           1998
                                                         (Unaudited)

                                Assets

Cash and cash equivalents                               $       657    $       550
Accounts receivable, net                                      3,418          3,417
Inventories and contracts in progress, net                    3,302          3,191
Future income tax benefits                                    1,198          1,222
Other current assets                                            228            161
Net investment in discontinued operation                      1,255          1,287
   Total Current Assets                                      10,058          9,828
Fixed assets                                                  9,495          9,549
   Less - accumulated depreciation                           (6,034)        (5,994)
                                                              3,461          3,555
Goodwill                                                      1,404          1,417
Other assets                                                  2,989          2,968

   Total Assets                                         $    17,912    $    17,768

                 Liabilities and Shareowners' Equity

Long-term debt currently due                            $       100    $        99
Short-term borrowings                                           541            504
Accounts payable                                              1,648          1,860
Accrued liabilities                                           5,092          4,719
   Total Current Liabilities                                  7,381          7,182
Long-term debt                                                1,553          1,570
Future pension and postretirement benefit obligations         1,679          1,682
Other long-term liabilities                                   2,346          2,500

Series A ESOP Convertible Preferred Stock                       827            836
ESOP deferred compensation                                     (373)          (380)
                                                                454            456
Shareowners' Equity:
   Common Stock                                               2,818          2,708
   Treasury Stock                                            (3,212)        (3,117)
   Retained earnings                                          5,595          5,411
   Accumulated other non-shareowner changes in
     equity                                                    (702)          (624)
                                                              4,499          4,378

 Total Liabilities and Shareowners' Equity              $    17,912    $    17,768

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                                 Quarter Ended
                                                                   March 31,
In Millions of Dollars                                        1999           1998
Operating activities:
   Income from continuing operations                    $       278    $       229
   Adjustments to reconcile net income to net cash
    flows provided by operating activities:
    Depreciation and amortization                               183            181
    Deferred income tax provision (benefit)                      50            (81)
    Change in:
     Accounts receivable                                       (108)          (257)
     Inventories and contracts in progress                     (138)           (85)
     Accounts payable and accrued liabilities                   201            382
     Other current assets                                       (71)            77
    Other, net                                                  (19)            70
     Net cash flows provided by operating
       activities                                               376            516
Investing activities:
   Capital expenditures                                        (129)          (106)
   Acquisitions of business units                               (95)          (235)
   Disposition of business unit                                  43              -
   Increase in customer financing assets, net                   (11)           (84)
   Other, net                                                     6             33
     Net cash flows used in investing activities               (186)          (392)
Financing activities:
   Issuance of long-term debt                                     -              -
   Repayments of long-term debt                                 (14)           (63)
   Increase (decrease) in short-term borrowings, net             53            (15)
   Dividends paid on Common Stock                               (81)           (71)
   Common Stock repurchase                                      (97)           (89)
   Other, net                                                    55             53
     Net cash flows used in financing activities                (84)          (185)

Net cash flows provided by discontinued operation                30             31
Effect of foreign exchange rate changes on Cash and
  cash equivalents                                              (29)            (6)
     Net increase (decrease) in Cash and cash
       equivalents                                              107            (36)
Cash and cash equivalents, beginning of year                    550            655
Cash and cash equivalents, end of period                $       657    $       619



See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The Condensed Consolidated Financial Statements at March 31, 1999 and for the quarters ended March 31, 1999 and 1998 are unaudited, but in the opinion of the Corporation include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments. Total non-shareowner changes in equity were $230 million in the first quarter of 1999, compared to $263 million in the same period of 1998.

Recent Developments

Disposition of UT Automotive

  On May 4, 1999, the Corporation sold its UT Automotive unit to Lear Corporation (Lear) for $2.3 billion. Net cash proceeds from the sale will be approximately $2.1 billion after payment of taxes. An after-tax gain of approximately $600 million will be recognized in the second quarter of 1999 along with approximately one month of UT Automotive earnings. UT Automotive net assets appear in these Consolidated Financial Statements as a net investment in a discontinued operation and related results as income from operations of the discontinued UT Automotive subsidiary.

Pending Acquisition

  On February 22, 1999, the Corporation announced an agreement to acquire Sundstrand Corporation, for consideration of cash and stock, in a merger valued at approximately $4.3 billion, including assumed debt.

  The merger is subject to customary conditions including approvals by Sundstrand shareowners and approval by U.S. and foreign regulatory agencies. The merger will be accounted for using the purchase method and is expected to close in mid-June.

  In 1998, Sundstrand had $2.0 billion in revenues and $226 million in net income.

  The Corporation plans to finance the cash portion of the purchase price with the after-tax cash proceeds from the sale of its UT Automotive unit discussed above and through the issuance of long-term and medium-term debt. These financings will result in higher interest expense in future periods and higher levels of debt to capital.

Shelf Registration Statement

  In April, the Corporation filed a registration statement with the Securities and Exchange Commission concerning the issuance of up to $529 million in debt securities. The registration statement became effective on April 16, 1999. The total amount of medium-term and long-term debt that could be issued by the Corporation under this and a previous registration statement is $1.0 billion.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

The proceeds from the potential issuance of debt securities would be used for general corporate purposes, acquisitions and repurchases of the Corporation's common stock.

Stock Split

     On April 30, 1999, the Corporation announced a two-for-one stock split payable on May 17, 1999 in the form of a stock dividend to shareowners of record at the close of business on May 7, 1999. All share and per share information in the Condensed Consolidated Financial Statements reflect the stock split.

Cost Reduction Efforts

  During 1998, the Corporation recorded pre-tax charges totaling $320 million related to ongoing efforts to reduce costs of its continuing operations in response to an increasingly competitive business environment. Charges were recorded in each of the Corporation's operating segments with the majority relating to the Pratt & Whitney, Otis and Carrier operations. The amounts were primarily recorded in cost of sales and relate to workforce reductions of approximately 7,500 employees, plant closings and charges associated with asset impairments. Approximately 4,800 employees were terminated as of March 31, 1999. The remaining terminations and plant closings are planned to be completed by December of this year.

  The following table summarizes the costs associated with these actions.

                          Severance
                             and         Other        Asset
                           Related       Exit         Write-
In Millions of Dollars      Costs        Costs        Downs        Total

1998 Charges            $     266    $      5    $      49    $    320
Utilized through
3/31/99                       176           2           49         227

Remaining               $      90    $      3    $       -    $     93


  The  Corporation   expects  to  record   additional  cost  reduction   charges
throughout the remainder of 1999 across all operating segments in order to further reduce costs and streamline the operations.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Contingent Liabilities

  There has been no significant change in the Corporation's material contingencies during 1999, however, the matters previously described in Note 14 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in the Corporation's Annual Report on Form 10-K for calendar year 1998, are summarized below.

Environmental

  The  Corporation's  operations are  subject  to  environmental  regulation  by
federal, state  and   local authorities  in  the United  States  and  regulatory authorities with jurisdiction over its foreign operations.

  Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. For sites with multiple responsible parties, the Corporation considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Liabilities with fixed or reliably determinable future cash payments are discounted.

  The Corporation maintains property insurance with a number of insurance companies. Litigation is continuing against one of the Corporation's historical property insurers seeking coverage for environmental costs incurred at certain facilities. The litigation is expected to last several years. Environmental liabilities are not reduced by potential insurance reimbursements.

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

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Other

  The Corporation extends performance and operating cost guarantees beyond its normal warranty and service policies for extended periods on some of its products, particularly commercial aircraft engines. Liability under such guarantees is contingent upon future product performance and durability. The Corporation has accrued its estimated liability that may result under these guarantees.

  The Corporation also has other commitments and contingent liabilities related to legal proceedings and matters arising out of the normal course of business.

  The Corporation has accrued for environmental investigatory, remediation, operating and maintenance costs, performance guarantees and other litigation and claims based on management's estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material impact on the Corporation's financial position, results of operations or cash flows.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Earnings Per Share
                                                        Quarter Ended
                                                          March 31,

In Millions of Dollars                                 1999       1998
Income from continuing
 operations                                        $     278   $    229
Less:  ESOP Stock dividends                               (8)        (8)
Basic Earnings from continuing
 operations                                              270        221
ESOP Stock adjustment                                      7          6
Diluted earnings from
 continuing operations                             $     277   $    227


Income from discontinued
   operation, net of tax                           $      30   $     31


Net Income                                         $     308   $    260
Less:  ESOP Stock dividends                               (8)        (8)
Basic earnings                                           300        252
ESOP Stock adjustment                                      7          6
Diluted earnings                                   $     307   $    258

Average shares (in millions)*:
 Basic                                                   451        459

  Stock awards                                            14         12
  ESOP Stock                                              27         27
 Diluted                                                 492        498

Earnings per share of common
 stock*:
 Continuing operations:
  Basic                                            $     .60   $    .48
  Diluted                                          $     .57   $    .46

 Discontinued operations:
  Basic                                            $     .07   $    .07
  Diluted                                          $     .06   $    .06

 Net earnings per share:
  Basic                                            $     .67   $    .55
  Diluted                                          $     .63   $    .52



*Reflects  two-for-one  stock   split  as  described   in  Notes  to   Condensed
Consolidated Financial Statements.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters ended March 31, 1999 and 1998, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 20, 1999 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters ended March 31, 1999 and 1998, the condensed consolidated statement of cash flows for the quarters ended March 31, 1999 and 1998, and the condensed consolidated balance sheet as of March 31, 1999. This financial information is the responsibility of the company's management.

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

  We  previously  audited   in  accordance  with  generally  accepted   auditing
standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, of changes in shareowners' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 21, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Hartford, Connecticut
April 20, 1999

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL POSITION


                         BUSINESS ENVIRONMENT

  The Corporation's operations are classified into five principal operating segments. Carrier and Otis serve customers in the commercial property and residential housing industries. Pratt & Whitney and the Flight Systems segment, which includes Sikorsky Aircraft and Hamilton Standard, serve commercial and government customers in the aerospace industry. UT Automotive serves customers in the automotive industry. Refer to Notes to Condensed Consolidated Financial Statements for discussion of the sale of UT Automotive to Lear Corporation which occurred on May 4, 1999. As worldwide businesses, the Corporation's operations are affected by global and regional economic factors. However, the diversity of the Corporation's businesses and global market presence has helped limit the impact of any one industry or the economy of any single country on the consolidated results.

  The Asian economic crisis has significantly slowed growth in the region since the latter part of 1997. Tightening of credit in Asia has restricted available financing for new construction and slowed the completion of projects currently underway, resulting in less activity compared to pre-crisis years. While recognizing that the Asian economic downturn will likely continue during 1999, management believes the long-term economic growth prospects of the region remain intact. Therefore, the Corporation's Asian investment strategy continues to focus on the long-term infrastructure requirements of the region.

  During the first quarter of 1999, the Brazilian Real devalued significantly, triggering a destabilizing effect throughout Latin America. The impact of this devaluation could result in slower near-term growth in the region.

  Worldwide airline profits, traffic growth and load factors have been reliable indicators for new aircraft and after-market orders. U.S. and European airlines are experiencing continued profitability driven primarily by low fuel prices and the effect of cost reduction programs. Airlines in the Asia Pacific and Latin American regions have suffered declines in operating results reflecting weaker local economies. This erosion in earnings has resulted in a decrease in new orders for aerospace products and cancelations or deferrals of existing orders throughout the industry. The impact of the Asian and Latin American economic downturn or a slowdown in the aviation industry, as a whole, will likely result in lower manufacturing volumes in the near term.

  The defense portion of the Corporation's aerospace businesses continues to respond to a changing global political environment. The U.S. defense industry continues to downsize and consolidate in response to continued pressure on U.S. defense spending.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   RESULTS OF CONTINUING OPERATIONS

  Consolidated revenues and margin percentages were as follows:

                                                      Quarter Ended
                                                        March 31,
In Millions of Dollars                               1999        1998
Sales                                            $   5,382    $  5,220
Financing revenues and
 other income, net                                      60          88
Revenues                                         $   5,442    $  5,308

Gross margin %                                        26.1%       24.1%


  Consolidated revenues for the first quarter of 1999 were 3% higher than the first quarter of 1998, primarily driven by growth at Pratt & Whitney and Otis partly offset by a Sikorsky driven decline at Flight Systems.

  Financing revenues and other income, net, decreased $28 million in the first quarter of 1999 compared to the first quarter of 1998. The first quarter 1998 results reflect the settlement of a contract dispute with the U.S. Government.

  Gross margin as a percentage of sales increased two percentage points in the first quarter of 1999 compared to the same period of 1998 due to improvements at all business units, but primarily at Carrier and Otis.

  Research and development spending decreased $3 million (1%) in the first quarter of 1999 compared to 1998. As a percentage of sales, research and development was 5.1% in the first quarter of 1999 compared to 5.3% in the same period of 1998. Research and development spending in 1999 is expected to remain at approximately 5% of sales.

  Selling, general and administrative expenses increased $40 million (6%) in the first quarter of 1999 compared to 1998 due to increases in most segments. As a percent of sales, these expenses increased to 13.0% in the first quarter of 1999 from 12.7% in the same period of 1998, due to increases at Flight Systems, Carrier and Pratt & Whitney.

  The effective income tax rate for the first quarter of 1999 was 31.3% compared to 31.5% for the first quarter of 1998. The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Revenues and operating profits of the Corporation's principal operating segments for the quarters ended March 31, 1999 and 1998 are as follows (in millions of dollars):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
Quarter Ended March      1999     1998     1999     1998    1999   1998
31,

  Otis                 $ 1,363  $ 1,322  $   155  $    98  11.4%    7.4%
  Carrier                1,510    1,498       91       18   6.0%    1.2%
  Pratt & Whitney        2,019    1,916      280      293  13.9%   15.3%
  Flight Systems           606      676       40       65   6.6%    9.6%
  UT Automotive            810      729       47       49   5.8%    6.7%
  Total segment          6,308    6,141      613      523   9.7%    8.5%
  Eliminations and
  Other                    (56)    (104)     (11)     (10)
  General corporate
  expenses                   -        -      (65)     (55)
  Discontinued
  operation               (810)    (729)     (47)     (49)
  Consolidated         $ 5,442  $ 5,308      490      409
  Interest expense                           (55)     (47)
  Consolidated income from
  continuing   operations
  before income taxes and
  minority interests                      $   435  $   362


  Otis revenues increased 3% in the first quarter of 1999 compared to the first quarter of 1998. The increase in revenues was due to increases in Europe and North America partially offset by declines in the Asia Pacific and Latin American operations.

  Otis operating profits increased $57 million in the first quarter of 1999 compared to the first quarter of 1998. 1998 results include charges related to salaried workforce reductions and the consolidation of manufacturing and engineering facilities. Operating profits improved in all operations except Latin America compared to the first quarter of 1998.

  Carrier revenues increased 1% in the first quarter of 1999 compared to the first quarter of 1998. The increase in revenues was due to the impact of acquisitions, increases in Refrigeration Operations and in Europe, offset by declines in Latin American and the Asia Pacific operations.

  Carrier operating profits increased $73 million in the first quarter of 1999 compared to the first quarter of 1998. Results in 1998 include charges related to workforce reductions, plant closures and implementation of a new manufacturing strategy in the rotary chiller business. In addition, operating profits improved in all operations compared to the first quarter of 1998.

  Pratt & Whitney revenues increased 5% in the first quarter of 1999 compared to the first quarter of 1998. The 1999 increase reflects higher after-market revenues, primarily from the 1998 investment in an overhaul and repair joint venture in Singapore, as well as increased military sales and commercial engine

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

shipments. Revenues in 1998 benefited from the settlement of a contract dispute with the U.S. Government.

  Pratt & Whitney operating profits decreased $13 million (4%) in the first quarter of 1999 compared to the first quarter of 1998. The quarter-over-quarter comparison includes the impact of the settlement of a contract dispute with the U.S. Government in the first quarter of 1998. In addition, the 1999 results reflect improvement in the military engine and overhaul and repair businesses.

  Flight Systems revenues decreased 10% in the first quarter of 1999 compared to the first quarter of 1998. Revenue increases at Hamilton Standard, resulting primarily from the 1998 acquisition of a French aerospace components manufacturer, were more than offset by lower revenues at Sikorsky due to the timing of helicopter deliveries.

  Flight Systems operating profits decreased $25 million (38%) in the first quarter of 1999 compared to the first quarter of 1998 as improvements at Hamilton Standard, resulting primarily from the 1998 acquisition of a French aerospace components manufacturer, were more than offset by declines at Sikorsky due to lower revenues.

  UT Automotive revenues increased 11% in the first quarter of 1999 compared to the first quarter of 1998, due to volume increases in all businesses.

  UT Automotive operating profits decreased $2 million (4%) in the first quarter of 1999 compared to the first quarter of 1998 primarily due to declines in both the electrical and interiors businesses as a result of continued operational issues and OEM pricing pressures.

  Refer to Notes to Condensed Consolidated Financial Statements for discussion of the sale of UT Automotive to Lear Corporation which occurred on May 4, 1999.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   FINANCIAL POSITION AND LIQUIDITY

  Management assesses the Corporation's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities.
Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions, customer financing requirements, common stock repurchases, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms.

  Set forth below is selected key cash flow data:

                                                     Quarter Ended
                                                       March 31,
In Millions of Dollars                             1999          1998
Operating Activities
  Net cash flows provided by operating
  activities                                  $      376    $      516

Investing Activities
  Capital expenditures                              (129)         (106)
  Acquisitions of business units                     (95)         (235)
  Disposition of business unit                        43             -
  Increase in customer financing assets, net         (11)          (84)

Financing Activities
  Common Stock repurchase                            (97)          (89)
  Increase (Decrease) in total debt                   21           (55)
  Decrease in net debt                               (86)          (19)


  Cash flows provided by operating activities were $376 million during the first quarter of 1999 compared to $516 million for the first quarter of 1998. The decrease resulted from lower working capital performance partly offset by improved operating performance.

  Cash flows used in investing activities were a use of funds of $186 million during the first quarter of 1999 compared to a use of $392 million in the first quarter of 1998. Capital expenditures in the first quarter of 1999 were $129 million, a $23 million increase from the corresponding period of 1998. The Corporation invested $95 million in the acquisition of businesses, including Carrier's investment in a joint venture in Japan. Current year proceeds from the disposition of business unit represents Hamilton Standard's sale of a microelectronic controls business. Customer financing activity was a net use of cash of $11 million in the first quarter of 1999, compared to an $84 million net use of cash in the first quarter of 1998, primarily as a result of first quarter 1998 funding for an airline customer. While the Corporation expects 1999 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft and related equipment at March 31, 1999 were approximately $1.3 billion.

  As described in Notes to the Condensed Consolidated Financial Statements the Corporation filed a registration statement with the Securities and Exchange

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Commission in April concerning the issuance of up to $529 million in debt securities. The registration statement became effective on April 16, 1999. The total amount of medium-term and long-term debt that could be issued by the Corporation under this and a previous registration statement is $1.0 billion. The proceeds from the potential issuance of debt securities would be used for general corporate purposes, including financing a portion of the pending acquisition of Sundstrand Corporation, other acquisitions and repurchases of the Corporation's common stock.

  The Corporation repurchased $97 million of Common Stock, representing 1.55 million shares, in the first quarter of 1999 under previously announced share repurchase programs. The share repurchase program continues to be a use of the Corporation's cash flows and has more than offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.


  Other selected financial data is as follows:

                                   March 31,   December 31,   March 31,
In Millions of Dollars               1999          1998         1998

Cash and cash equivalents        $      657    $     550    $      619
Total debt                            2,194        2,173         1,512
Net debt (total debt less cash)       1,537        1,623           893
Shareowners' equity                   4,499        4,378         4,236
Debt-to-total capitalization             33%          33%           26%
Net debt-to-total capitalization         25%          27%           17%


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


                                   Year 2000

  The Corporation has developed a project plan to address the impact of the Year 2000 on its internal systems, products and facilities, as well as its key suppliers and customers. The project has strong executive sponsorship and has been reviewed by an independent third party. The project consists of the following phases: awareness, assessment, remediation, testing and contingency planning.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  The Corporation has completed the awareness phase and has substantially completed the assessment phase, with respect to its internal systems, products and facilities. The Corporation is in the process of carrying out the remediation and testing phases, which are expected to be substantially completed by September 1999.

  The Corporation has been assessing its Year 2000 risks related to significant relationships with third parties via ongoing communication with its critical suppliers and customers. As part of the process, the Corporation has requested written assurances from these suppliers and customers that they have Year 2000 readiness programs in place, as well as an affirmation that they will be compliant when necessary. Responses to these inquiries are currently being gathered and reviewed. Further analysis, including site visits, will be conducted as necessary. Activities related to third parties are scheduled to be completed by September 1999. Despite these efforts, the Corporation can provide no assurance that supplier and customer Year 2000 compliance plans will be successfully completed in a timely manner.

  The Corporation is taking steps to prevent major interruptions in the business due to Year 2000 problems using both internal and external resources to identify and correct problems and to test for readiness. The estimated external costs of the project, including equipment costs and consultant and software licensing fees, are expected to be approximately $140 million. Internal costs, which are primarily payroll related, are expected to be approximately $55 million. These costs are being funded through operating cash flows with amounts that would normally be budgeted for the Corporation's information systems and production and facilities equipment. As of March 31, 1999, total costs of external and internal resources incurred amounted to approximately $100 million and relate primarily to internal systems, products and facilities. Although the Corporation has been working on its Year 2000 readiness efforts for several years, costs incurred prior to 1997 have not been separately tracked and are generally not included in the estimate of total costs.

  The schedule for completion and the estimated associated costs are based on management's estimates, which include assumptions of future events. There can be no assurance that the Corporation, its suppliers and customers will be fully Year 2000 compliant by January 1, 2000. The Corporation, therefore, could be adversely impacted by such things as loss of revenue, production delays, product failures, lack of third party readiness and other business interruptions. Accordingly, the Corporation has begun developing contingency plans to address potential issues which include, among other actions, development of backup procedures and identification of alternate suppliers. Contingency planning is expected to be substantially completed by September 1999. The ultimate effects on the Corporation or its suppliers or customers of not being fully Year 2000 compliant are not reasonably estimable. However, the Corporation believes its Year 2000 remediation efforts, together with the diverse nature of its businesses, help reduce the potential impact of non-compliance to levels which will not have a material adverse impact on its financial position, results of operations or cash flows.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



     CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

  This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. These forward-looking statements are intended to provide Management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe", "expect", "plans", "strategy", "prospects", "estimate", "project", "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

 . the effect of economic downturns or growth in particular regions
 . the effect of changes in the level of activity in particular industries or markets
 . the anticipated uses of cash
 . the scope or nature of acquisition activity
 . prospective product developments
 . cost reduction efforts
 . the outcome of contingencies
 . the impact of Year 2000 conversion efforts


  From time to time, oral or written forward-looking statements may also be included in other materials released to the public.

  All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time. The Corporation's Annual Report on Form 10-K for 1998 includes important information as to risk factors in the "Business" section under the headings "Description of Business by Operating Segment" and "Other Matters Relating to the Corporation's Business as a Whole". Additional important information as to risk factors is included in this report in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Year 2000".

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                          Part II - Other Information

Item 1 - Legal Proceedings

  In March, 1999, the Department of Justice filed a civil False Claims Act complaint against the Corporation in the United States District Court for the Southern District of Ohio (Western Division), No. C-3-99-093. This lawsuit, previously reported as a proceeding contemplated by the government, is related to the "Fighter Engine Competition" between Pratt & Whitney's F100 engine and GE's F110 engine, for contracts awarded by the U.S. Air Force between Fiscal Years 1985 and 1990, inclusive. The government alleges that Pratt & Whitney inflated its estimated costs for purchased parts and withheld data that would have revealed the overstatements. The government seeks damages of at least $75 million (some portion of which would be trebled) plus penalties of up to $10,000 per claim submitted.

  The Corporation does not believe that resolution of the litigation discussed above will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flow or financial position.

  Except as noted above, there have been no material developments in legal proceedings during the first quarter of 1999. For a description of previously reported legal proceedings, refer to Part I, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10-K for calendar year 1998.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Item 5 - Other Information

  On May 4, 1999, the Corporation completed the sale of its UT Automotive operations to Lear Corporation for $2.3 billion in cash, subject to a post-closing adjustment based on working capital and cash. The financial terms of the sale were determined by negotiations between the Corporation and Lear. The UT Automotive unit was a supplier of automotive electrical distribution systems and related components in the Americas and Europe and a supplier in North America of modular headliners, instrument panels, door trim assemblies, vehicle remote entry systems, and fractional horsepower DC electric motors used in commercial and industrial applications. The UT Automotive unit also produced other products such as interior trim, mirrors, thermal and acoustical barriers, airbag covers, electronic controls and modules, engine cooling modules, interior lighting systems, windshield wiper systems, and electrical starters for commercial applications. The foregoing description of the sale is qualified in its entirety by reference to the Stock Purchase Agreement between a wholly owned subsidiary of the Corporation and Lear, dated as of March 16, 1999, which is included as an exhibit to this Form 10-Q and incorporated herein by reference.

  The following Unaudited Pro Forma Condensed Balance Sheet has been adjusted to reflect the sale of UT Automotive as though it had occurred on March 31, 1999. This adjustment reflects net cash proceeds of approximately $2.1 billion after payment of taxes and the estimated gain on the sale after the accrual of other transaction related expenses. The following Unaudited Pro Forma Condensed Statements of Operations reflect UT Automotive as a discontinued operation for the years ended December 31, 1998, 1997 and 1996 and do not reflect the effects of the gain or proceeds.

  The  Consolidated Condensed  Statement of  Operations for  the quarters  ended
March 31, 1999 and 1998, which reflects UT Automotive as a discontinued operation and the Consolidated Condensed Balance Sheet as of March 31, 1999 and December 31, 1998, which reflects UT Automotive as a net investment in a discontinued operation, can be found under Item 1, pages 1 and 2, of this Form 10-Q.

 The  Pro Forma  Condensed Financial Statements  should be  read in  conjunction
with  the  Corporation's  historical  financial  statements.    The  pro   forma
information presented is for informational purposes only and it is not necessarily indicative of future earnings or financial position or of what the earnings or financial position would have been had the sale of UT Automotive been completed on March 31, 1999. Historical financial statements can be found in the Corporation's 1998 Form 10-K filed on February 16, 1999.

  On April 30, 1999, the Corporation announced a two-for-one stock split payable in the form of a stock dividend on May 17, 1999 to shareowners of record at the close of business on May 7, 1999. All common share and per share amounts presented in the Pro Forma Condensed Statements of Operations reflect the stock split.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

             UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                         AS OF MARCH 31, 1999

                                  Reported                Pro Forma
                                   United        UT        United
                                Technologies Automotive Technologies
In Millions of Dollars          Corporation  Adjustment  Corporation
Assets
Cash and cash equivalents       $     657   $   2,100    $   2,757
Accounts  receivable, net           3,418           -        3,418
Inventories and contracts in
 progress, net                      3,302           -        3,302
Future income tax benefits          1,198           -        1,198
Other current assets                  228           -          228
Net investment in discontinued
 operation                          1,255      (1,255)           -
 Total Current Assets              10,058         845       10,903
Fixed Assets                        9,495           -        9,495
 Less - accumulated
 depreciation                      (6,034)          -       (6,034)
                                    3,461           -        3,461
Goodwill                            1,404           -        1,404
Other Assets                        2,989           -        2,989
 Total Assets                   $  17,912   $     845    $  18,757

Liabilities and Shareowners'
 Equity
Long-term debt currently due    $     100   $        -   $     100
Short-term borrowings                 541            -         541
Accounts payable                    1,648            -       1,648
Accrued liabilities                 5,092          245       5,337
 Total Current Liabilities          7,381          245       7,626
Long-term debt                      1,553            -       1,553
Future pension and
 postretirement benefit
 obligations                        1,679            -       1,679
Other long-term liabilities         2,346            -       2,346

Series A  ESOP Convertible
 Preferred Stock                      827            -         827
ESOP deferred compensation           (373)           -       (373)
                                      454            -         454
Shareowners' Equity:
 Common Stock                       2,818            -       2,818
 Treasury Stock                    (3,212)           -      (3,212)
 Retained Earnings                  5,595          600       6,195
 Accumulated other non-
 shareowner changes in
 equity                              (702)           -        (702)
                                    4,499          600       5,099
Total Liabilities and           $  17,912   $      845   $  18,757
 Shareowners' Equity


                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


        UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                 FOR THE YEAR ENDED DECEMBER 31, 1998



                                 Reported                  Pro Forma
                                  United        UT          United
In Millions of dollars (except  Technologies Automotive   Technologies
 per share amounts)             Corporation  Adjustment   Corporation

Product sales                   $  20,248   $  (2,900)   $  17,348
Service sales                       5,439           -        5,439
Financing revenues and other
 income, net                           28          (6)          22
                                   25,715      (2,906)      22,809

Cost of products sold              15,815      (2,379)      13,436
Cost of services sold               3,461           -        3,461
Research and development            1,315        (147)       1,168
Selling, general and
 administrative                     2,957        (220)       2,737
Interest                              204          (7)         197
                                   23,752      (2,753)      20,999
Income from continuing
 operations before income taxes
 and minority interests             1,963        (153)       1,810
 Income taxes                         623         (55)         568
 Minority interests                    85           -           85
Income from continuing
operations                      $   1,255   $     (98)   $   1,157

Discontinued Operation:
 Income from operations of
 discontinued UT Automotive
 subsidiary (net of applicable
 income tax provision of $55
 million)                               -          98           98

Net Income                      $   1,255   $       -    $   1,255


                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

        UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                 FOR THE YEAR ENDED DECEMBER 31, 1998



                                 Reported                  Pro Forma
                                  United        UT          United
                                Technologies Automotive   Technologies
                                Corporation  Adjustment   Corporation

Earnings Per Share of Common
Stock*:
 Continuing Operations:
 Basic:
   Average shares (millions)          456                      456
   Earnings per share           $    2.68                $    2.47
 Diluted:
   Average shares (millions)          495                      495
   Earnings per share           $    2.53                $    2.33
 Discontinued Operation:
 Basic:
   Average shares (millions)          456                      456
   Earnings per share           $       -                $    0.21
 Diluted:
   Average shares (millions)          495                      495
   Earnings per share           $       -                $    0.20
 Net Earnings Per Share:
 Basic:
   Average shares (millions)          456                      456
   Earnings per share           $    2.68                $    2.68
 Diluted:
   Average shares (millions)          495                      495
   Earnings per share           $    2.53                $    2.53

*Reflects  two-for-one  stock   split  as  described   in  Notes  to   Condensed
Consolidated Financial Statements which can be found in Item 1.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


        UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                 FOR THE YEAR ENDED DECEMBER 31, 1997



                                 Reported                  Pro Forma
                                  United        UT          United
In Millions of dollars (except  Technologies Automotive   Technologies
 per share amounts)             Corporation  Adjustment   Corporation

Product sales                   $  18,873   $  (2,927)   $  15,946
Service sales                       5,116           -        5,116
Financing revenues and other
 income, net                          233          (7)         226
                                   24,222      (2,934)      21,288

Cost of products sold              15,080      (2,442)      12,638
Cost of services sold               3,208           -        3,208
Research and development            1,187        (118)       1,069
Selling, general and
 administrative                     2,820        (209)       2,611
Interest                              191          (3)         188
                                   22,486      (2,772)      19,714
Income from continuing
 operations before income taxes
 and minority interests             1,736        (162)       1,574
 Income taxes                         565         (51)         514
 Minority interests                    99          (1)          98
Income from continuing
operations                      $   1,072   $    (110)   $     962

Discontinued Operation:
 Income from operations of
 discontinued UT Automotive
 subsidiary (net of applicable
 income tax provision of $51
 million)                               -         110          110

Net Income                      $   1,072   $       -    $   1,072




                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



        UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                 FOR THE YEAR ENDED DECEMBER 31, 1997




                                 Reported                  Pro Forma
                                  United        UT          United
                                Technologies Automotive   Technologies
                                Corporation  Adjustment   Corporation

Earnings Per Share of Common
Stock*:
 Continuing Operations:
 Basic:
   Average shares (millions)          469                      469
   Earnings per share           $    2.22                $    1.99
 Diluted:
   Average shares (millions)          507                      507
   Earnings per share           $    2.11                $    1.89
 Discontinued Operation:
 Basic:
   Average shares (millions)          469                      469
   Earnings per share           $       -                $    0.23
 Diluted:
   Average shares (millions)          507                      507
   Earnings per share           $       -                $    0.22
 Net Earnings Per Share:
 Basic:
   Average shares (millions)          469                      469
   Earnings per share           $    2.22                $    2.22
 Diluted:
   Average shares (millions)          507                      507
   Earnings per share           $    2.11                $    2.11

*Reflects  two-for-one  stock   split  as  described   in  Notes  to   Condensed
Consolidated Financial Statements which can be found in Item 1.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


        UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                 FOR THE YEAR ENDED DECEMBER 31, 1996


                                 Reported                  Pro Forma
                                  United        UT          United
In Millions of dollars (except  Technologies Automotive   Technologies
 per share amounts)             Corporation  Adjustment   Corporation

Product sales                   $  17,799   $  (3,086)   $  14,713
Service sales                       4,989           -        4,989
Financing revenues and other
 income, net                          263         (93)         170
                                   23,051      (3,179)      19,872

Cost of products sold              14,327      (2,674)      11,653
Cost of services sold               3,088           -        3,088
Research and development            1,122        (108)       1,014
Selling, general and
 administrative                     2,796        (209)       2,587
Interest                              217          (4)         213
                                   21,550      (2,995)      18,555
Income from continuing
 operations before income taxes
 and minority interests             1,501        (184)       1,317
 Income taxes                         494         (64)         430
 Minority interests                   101          (2)          99
Income from continuing
operations                      $     906   $    (118)   $     788

Discontinued Operation:
 Income from operations of
 discontinued UT Automotive
 subsidiary (net of applicable
 income tax provision of $64
 million)                               -         118          118

Net Income                      $     906   $       -    $     906



                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



        UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                 FOR THE YEAR ENDED DECEMBER 31, 1996



                                 Reported                  Pro Forma
                                  United        UT          United
                                Technologies Automotive   Technologies
                                Corporation  Adjustment   Corporation

Earnings Per Share of Common
Stock*:
 Continuing Operations:
 Basic:
   Average shares (millions)          483                      483
   Earnings per share           $    1.82                $    1.57
 Diluted:
   Average shares (millions)          517                      517
   Earnings per share           $    1.74                $    1.51
 Discontinued Operation:
 Basic:
   Average shares (millions)          483                      483
   Earnings per share           $       -                $    0.25
 Diluted:
   Average shares (millions)          517                      517
   Earnings per share           $       -                $    0.23
 Net Earnings Per Share:
 Basic:
   Average shares (millions)          483                      483
   Earnings per share           $    1.82                $    1.82
 Diluted:
   Average shares (millions)          517                      517
   Earnings per share           $    1.74                $    1.74

*Reflects  two-for-one  stock   split  as  described   in  Notes  to   Condensed
Consolidated Financial Statements which can be found in Item 1.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     (10.1) Agreement, dated as of February 21, 1999, among United Technologies Corporation, HSSail Inc. and Sundstrand Corporation, incorporated by reference to United Technologies Corporation Report on Form 8-K (Commission file number 1-812) dated February 21, 1999.

     (10.2) Stock Purchase Agreement, dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation, incorporated by reference to United Technologies Corporation Report on Form 8-K (Commission file number 1-812) dated March 16,1999.

     (12)      Statement re computation of ratio of earnings to fixed charges.
     (15)      Letter re unaudited interim financial information.
     (27)      Financial data schedule (submitted electronically herewith).

(b)  Reports on Form 8-K

     A Report on Form 8-K dated February 21, 1999 was filed with the Commission on February 23, 1999. The Report includes information under Item 5 concerning the announcement of a Merger Agreement dated February 21, 1999 among United Technologies Corporation, HSSail Inc. and Sundstrand Corporation. The report also includes exhibits under Item 7 containing the Merger Agreement and the related press release.

     A Report on Form 8-K dated March 16, 1999 was filed with the Commission on March 19, 1999. The Report includes information under Item 5 concerning the announcement of a Stock Purchase Agreement dated March 16, 1999 pursuant to which the Corporation has agreed to sell its UT Automotive unit to Lear Corporation. The report also includes exhibits under Item 7 containing the Stock Purchase Agreement and the related press release.

     A Report on Form 8-K dated April 14, 1999 was filed with the Commission on April 14, 1999. The Report includes information under Item 5 concerning the previously announced sale of the Corporation's UT Automotive unit and the Corporation's acquisition of Sundstrand Corporation. The pro forma financial information reflecting the impact of these transactions is included under Item 7.

     A Report on Form 8-K dated April 30, 1999 was filed with the Commission on May 4, 1999. The Report includes information under Item 5 concerning the Corporation's announcement of a two-for-one stock spilt in the form of a stock dividend.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  May 14, 1999           By: /s/ David J. FitzPatrick
                               David J. FitzPatrick
                               Senior Vice President and
                               Chief Financial Officer


Dated:  May 14, 1999           By: /s/ Jay L. Haberland
                               Jay L. Haberland
                               Vice President and Controller


Dated:  May 14, 1999           By: /s/ William H. Trachsel
                               William H. Trachsel
                               Senior Vice President, General Counsel and
                               Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                                 EXHIBIT INDEX


Exhibit 12  -  Statement re computation of ratio of earnings to fixed charges

Exhibit 15  -  Letter re unaudited interim financial information

Exhibit 27 - Financial data schedule (submitted electronically herewith) PAGE