Form 10-Q
period 1999-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 1999-07-30
CIK 101829

                              FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.

                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended June 30,1999



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

At June 30,1999 there were 481,353,843 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                      Quarter Ended June 30,1999



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of                         1
       Operations for the quarters ended June 30,
       1999 and 1998
     Condensed Consolidated Statement of                         2
       Operations for the six months ended June
       30, 1999 and 1998
     Condensed Consolidated Balance Sheet at June                3
       30, 1999 and December 31, 1998
     Condensed Consolidated Statement of Cash                    4
       Flows for the six months ended June 30,
       1999 and 1998
     Notes to Condensed Consolidated Financial                   5
       Statements
     Report of Independent Accountants                          10

  Item 2. Management's Discussion and Analysis of               11
     Results of Operations and Financial Position

Part II - Other Information

  Item 1. Legal Proceedings                                     20

  Item 2. Changes in Securities                                 20

  Item 4. Submission of Matters to a Vote of                    20
     Security Holders

  Item 6. Exhibits and Reports on Form 8-K                      22

Signatures                                                      23

Exhibit Index

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                    Quarter Ended
                                                       June 30,
In Millions (except per share amounts)            1999           1998
Revenues:
   Product sales                            $     4,597    $     4,511
   Service sales                                  1,387          1,337
   Financing revenues and other income,
   net                                               57            (17)
                                                  6,041          5,831
Costs and expenses:
   Cost of products sold                          3,465          3,467
   Cost of services sold                            882            842
   Research and development                         306            279
   Selling, general and administrative              693            677
   Interest                                          57             45
                                                  5,403          5,310
Income from continuing operations before
   income taxes and minority interests              638            521
   Income taxes                                     196            163
   Minority interests                                25             25
Income from continuing operations                   417            333
Discontinued operation:
   Income from operations of discontinued
   UT Automotive subsidiary (net of
   applicable income tax provisions of $13
   in 1999 and $15 in 1998)                          10             27
   Gain on sale of UT Automotive
   subsidiary (net of applicable income
   tax provision of $112)                           650              -
Net income                                  $     1,077    $       360

Earnings per share of Common Stock:*
  Basic:
   Continuing operations                    $       .89    $       .71
   Discontinued operation                           .02            .06
   Gain on sale of discontinued operation          1.42              -
   Net earnings                             $      2.33    $       .77
  Diluted:
   Continuing operations                    $       .83    $       .67
   Discontinued operation                           .02            .05
   Gain on sale of discontinued operation          1.30              -
   Net earnings                             $      2.15    $       .72

Dividends per share of Common Stock:*       $       .18    $       .18

Average number of shares outstanding:*
   Basic                                            459            458
   Diluted                                          501            498

See accompanying Notes to Condensed Consolidated Financial Statements

* Reflects two-for-one stock split as described in Notes to Condensed Consolidated Financial Statements.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                   Six Months Ended
                                                       June 30,
In Millions (except per share amounts)            1999           1998
Revenues:
   Product sales                            $     8,577    $     8,442
   Service sales                                  2,789          2,626
   Financing revenues and other income,
   net                                              117             71
                                                 11,483         11,139
Costs and expenses:
   Cost of products sold                          6,575          6,612
   Cost of services sold                          1,749          1,658
   Research and development                         580            556
   Selling, general and administrative            1,394          1,338
   Interest                                         112             92
                                                 10,410         10,256
Income from continuing operations before
   income taxes and minority interests            1,073            883
   Income taxes                                     332            277
   Minority interests                                46             44
Income from continuing operations                   695            562
Discontinued operation:
   Income from operations of discontinued
   UT Automotive subsidiary (net of
   applicable income tax provisions of $28
   in 1999 and $30 in 1998)                          40             58
   Gain on sale of UT Automotive
   subsidiary (net of applicable income
   tax provision of $112)                           650              -
Net income                                  $     1,385    $       620

Earnings per share of Common Stock:*
  Basic:
   Continuing operations                    $      1.49    $      1.19
   Discontinued operation                           .09            .13
   Gain on sale of discontinued operation          1.43              -
   Net earnings                             $      3.01    $      1.32
  Diluted:
   Continuing operations                    $      1.39    $      1.12
   Discontinued operation                           .08            .12
   Gain on sale of discontinued operation          1.31              -
   Net earnings                             $      2.78    $      1.24

Dividends per share of Common Stock:*       $       .36    $      .335

Average number of shares outstanding:*
   Basic                                            455            459
   Diluted                                          497            498

See accompanying Notes to Condensed Consolidated Financial Statements

* Reflects two-for-one stock split as described in Notes to Condensed Consolidated Financial Statements.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                              June 30,     December 31,
In Millions of Dollars                          1999           1998
                                             (Unaudited)

                                Assets

Cash and cash equivalents                   $       885    $       550
Accounts receivable, net                          4,142          3,417
Inventories and contracts in progress, net        3,490          3,191
Future income tax benefits                        1,256          1,222
Other current assets                                216            161
Net investment in discontinued operation              -          1,287
   Total Current Assets                           9,989          9,828
Fixed assets                                     10,097          9,549
   Less - accumulated depreciation               (5,952)        (5,994)
                                                  4,145          3,555
Goodwill                                          4,839          1,417
Other assets                                      3,054          2,968

   Total Assets                             $    22,027    $    17,768

                 Liabilities and Shareowners' Equity

Long-term debt currently due                $        85    $        99
Short-term borrowings                               314            504
Accounts payable                                  1,827          1,860
Accrued liabilities                               5,472          4,719
   Total Current Liabilities                      7,698          7,182
Long-term debt                                    2,110          1,570
Future pension and postretirement benefit
obligations                                       1,919          1,682
Other long-term liabilities                       2,532          2,500

Series A ESOP Convertible Preferred Stock           818            836
ESOP deferred compensation                         (367)          (380)
                                                    451            456
Shareowners' Equity:
   Common Stock                                   4,097          2,708
   Treasury Stock                                (2,638)        (3,117)
   Retained earnings                              6,553          5,411
   Accumulated other non-shareowner
     changes in equity                             (695)          (624)
                                                  7,317          4,378

 Total Liabilities and Shareowners' Equity  $    22,027    $    17,768

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                   Six Months Ended
                                                       June 30,
In Millions of Dollars                            1999           1998
Operating activities:
   Income from continuing operations        $       695    $       562
   Adjustments to reconcile income from
    continuing operations to net cash
    flows provided by operating
    activities:
    Depreciation and amortization                   380            360
    Deferred income tax provision
      (benefit)                                      64           (150)
    Change in:
     Accounts receivable                           (365)          (343)
     Inventories and contracts in
       progress                                     105            119
     Accounts payable and accrued
       liabilities                                   96            398
     Other current assets                           (34)           121
    Other, net                                       62            137
     Net cash flows provided by
       operating activities                       1,003          1,204
Investing activities:
   Capital expenditures                            (292)          (232)
   Acquisitions of business units                (2,069)          (434)
   Disposition of business unit                      43              -
   Increase in customer financing
    assets, net                                    (130)          (125)
   Other, net                                        90             25
     Net cash flows used in investing
       activities                                (2,358)          (766)
Financing activities:
   Issuance of long-term debt                       400              2
   Repayment of long-term debt                     (199)           (80)
   Decrease in short-term borrowings, net          (335)            (6)
   Dividends paid on Common Stock                  (162)          (154)
   Common Stock repurchase                         (267)          (277)
   Other, net                                       126             50
     Net cash flows used in financing
       activities                                  (437)          (465)

     Net cash flows provided by
       discontinued operation                     2,159             28

Effect of foreign exchange rate changes
  on Cash and cash equivalents                      (32)           (15)
     Net increase (decrease) in Cash
       and cash equivalents                         335            (14)
Cash and cash equivalents, beginning of
  year                                              550            655
Cash and cash equivalents, end of           $       885    $       641
  period

Supplemental Disclosure of Cash Flow
  Information:

   Non-cash investing activities:
    The Corporation issued $1.9 billion of Treasury Stock in connection with the acquisition of Sundstrand Corporation.

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The Condensed Consolidated Financial Statements at June 30, 1999 and for the quarters and six-month periods ended June 30,1999 and 1998 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments. Total non-shareowner changes in equity were $1,084 million and $1,314 million in the second quarter and six-month period of 1999, compared to $310 million and $573 million in the same periods of 1998. Both periods in 1999 include the gain recognized on the sale of UT Automotive discussed below.

Recent Developments

Disposition of UT Automotive

  On May 4, 1999, the Corporation sold its UT Automotive unit to Lear Corporation for $2.3 billion, which resulted in a source of cash of $2.159 billion during the six-month period. An after-tax gain of $650 million was recognized in the second quarter of 1999 along with approximately one month of UT Automotive earnings. UT Automotive net assets appear in the Condensed Consolidated Balance Sheet at December 31, 1998 as a net investment in a discontinued operation and related results as income from operations of the discontinued UT Automotive subsidiary in the Condensed Consolidated Statement of Operations for both periods presented.

Acquisition of Sundstrand Corporation

  On June 10, 1999, the Corporation completed the acquisition of Sundstrand Corporation for approximately $4.3 billion, including assumed debt. The assets acquired and results of Sundstrand's operations subsequent to the closing date are included in the Corporation's Condensed Consolidated Financial Statements at June 30, 1999.

  Under terms of the merger agreement, each outstanding share of Sundstrand Common Stock was exchanged for $35 in cash and .5580 shares of the Corporation's Common Stock. The merger has been accounted for as a purchase.

  In 1998, Sundstrand had $2.0 billion in revenues and $226 million in net income.

  The Corporation financed the cash portion of the purchase price with the after-tax cash proceeds from the sale of its UT Automotive unit discussed above and through the issuance of debt discussed below.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Issuance of Long-term Debt

  In May 1999, the Corporation issued $400 million of 6.5% unsubordinated, unsecured, nonconvertible notes (the "Notes") under a shelf registration statement filed with the Securities and Exchange Commission in April. The Notes are due June 1, 2009, with interest payable semiannually commencing December 1, 1999. The Corporation may redeem all or any portion of the Notes, at any time, at a formula-based price determined at the time of redemption. Proceeds from this issuance were used for general corporate purposes and to finance a portion of the acquisition of Sundstrand Corporation.


Shelf Registration Statement

  In July 1999, the Corporation filed a registration statement with the Securities and Exchange Commission concerning the issuance of up to $400 million in debt securities. The registration statement became effective on July 23, 1999. The total amount of medium-term and long-term debt that could be issued by the Corporation under this and previous registration statements is $1.0 billion. The proceeds from the potential issuance of debt securities will be used for general corporate purposes, which may include acquisitions and repurchases of the Corporation's common stock, and will result in additional interest expense and higher levels of debt to capital in future periods.

Stock Split

  On April 30, 1999, the Corporation announced a two-for-one stock split which was paid on May 17, 1999 in the form of a stock dividend to shareowners of record at the close of business on May 7, 1999. All common share and per share information in the Condensed Consolidated Financial Statements reflect the stock split.

Cost Reduction Efforts

  During 1998, the Corporation recorded pre-tax charges totaling $320 million related to ongoing efforts to reduce costs of its continuing operations in response to an increasingly competitive business environment. Charges were recorded in each of the Corporation's operating segments with the majority relating to the Pratt & Whitney, Otis and Carrier operations. The amounts were primarily recorded in cost of sales and relate to workforce reductions of approximately 7,500 employees, plant closings and charges associated with asset impairments. Approximately 5,800 employees were terminated as of June 30,1999. The remaining terminations and plant closings are planned to be completed by December of this year.

  The following table summarizes the costs associated with these actions.

                          Severance
                          and         Other        Asset
                          Related     Exit         Write-
In Millions of Dollars    Costs       Costs        Downs         Total

1998 Charges            $     266    $      5    $      49    $    320
Utilized through
6/30/99                       213           3           49         265
Remaining               $      53    $      2    $       -    $     55


                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  The  Corporation   expects  to  record   additional  cost  reduction   charges
throughout the remainder of 1999 across all operating segments in order to further reduce costs and streamline the operations.


Contingent Liabilities

  There has been no significant change in the Corporation's material contingencies during 1999. Summarized below, however, are the matters previously described in Note 14 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in the Corporation's Annual Report on Form 10-K for calendar year 1998, as amended to reflect UT Automotive as a discontinued operation (see the Corporation's Current Report on Form 8-K filed on June 11, 1999).

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

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Earnings Per Share
                             Quarter Ended           Six Months Ended
                                June 30,                 June 30,

In Millions of Dollars      1999        1998         1999        1998
 (except per share
 amounts)

Income from continuing  $     417    $    333    $     695    $    562
 operations
Less:  ESOP Stock
 dividends                    (8)          (8)        (16)         (16)
Basic earnings from
 continuing operations        409         325          679         546
ESOP Stock adjustment           7           7           14          13
Diluted earnings from
 continuing operations  $     416    $    332    $     693    $    559

Income from
 discontinued
 operation, net of tax  $      10    $     27    $      40    $     58
Gain on sale of
 discontinued
 operation, net of tax        650           -          650           -
                        $     660    $     27    $     690    $     58

Net income              $   1,077    $    360    $   1,385    $    620
Less:  ESOP Stock
 dividends                     (8)         (8)         (16)        (16)
Basic earnings              1,069         352        1,369         604
ESOP Stock adjustment           7           7           14          13
Diluted earnings        $   1,076    $    359    $   1,383    $    617

Average shares:*
 Basic                        459         458          455         459
  Stock awards                 15          13           15          12
  ESOP Stock                   27          27           27          27
 Diluted                      501         498          497         498

Earnings per share of
 Common Stock:*
 Basic:
  Continuing operations $     .89    $    .71    $    1.49    $   1.19
  Discontinued
   operation                  .02         .06          .09         .13
  Gain on sale of
   discontinued
   operation                 1.42           -         1.43           -
  Net earnings          $    2.33    $    .77    $    3.01    $   1.32
 Diluted:
  Continuing operations $     .83    $    .67    $    1.39    $   1.12
  Discontinued
   operation                  .02         .05          .08         .12
  Gain on sale of
   discontinued
   operation                 1.30           -         1.31           -
  Net earnings          $    2.15    $    .72    $    2.78    $   1.24

*Reflects  two-for-one  stock   split  as  described   in  Notes  to   Condensed
Consolidated Financial Statements.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and six-month periods ended June 30, 1999 and 1998, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 20, 1999 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters and six months ended June 30,1999 and 1998, the condensed consolidated statement of cash flows for the six months ended June 30,1999 and 1998, and the condensed consolidated balance sheet as of June 30,1999. This financial information is the responsibility of the company's management.

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

  We  previously  audited   in  accordance  with  generally  accepted   auditing
standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, of changes in shareowners' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 21, 1999, except for Note 16, which is as of May 20, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
Hartford, Connecticut
July 20, 1999

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL POSITION


                         BUSINESS ENVIRONMENT

  The Corporation's operations are classified into four principal operating segments. Carrier and Otis serve customers in the commercial property and residential housing industries. Pratt & Whitney and the Flight Systems segment, which includes Sikorsky Aircraft and Hamilton Sundstrand, serve commercial and government customers in the aerospace industry. As worldwide businesses, the Corporation's operations are affected by global and regional economic factors. However, the diversity of the Corporation's businesses and global market presence has helped limit the impact of any one industry or the economy of any single country on the consolidated results.

  The Asian economic crisis has significantly slowed growth in the region since the latter part of 1997. Tightening of credit in Asia has restricted available financing for new construction and slowed the completion of projects currently underway, resulting in less activity compared to pre-crisis years. While recognizing that the Asian economic weakness is continuing, management believes the long-term economic growth prospects of the region remain intact. Therefore, the Corporation's Asian investment strategy continues to focus on the long-term infrastructure requirements of the region.

  In early 1999, the Brazilian Real devalued significantly. This devaluation had a destabilizing effect throughout Latin America and increased the likelihood of slower near-term growth in the region.

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

  The defense portion of the Corporation's aerospace businesses continues to respond to a changing global political environment. The U.S. defense industry continues to downsize and consolidate in response to continued pressure on U.S. and global defense spending. U.S. and global customers continually review and reprioritize research and procurement initiatives.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   RESULTS OF CONTINUING OPERATIONS

  Consolidated revenues and margin percentages were as follows:

                             Quarter Ended           Six Months Ended
                                June 30,                 June 30,
In Millions of Dollars      1999        1998         1999        1998
Sales                   $   5,984    $  5,848    $  11,366    $ 11,068
Financing revenues and
 other income, net             57        (17)          117          71
Revenues                $   6,041    $  5,831    $  11,483    $ 11,139

Gross margin %               27.4%       26.3%        26.8%       25.3%


  Consolidated revenues increased 4% and 3% in the second quarter and six-month period of 1999 compared to 1998, primarily due to growth at Pratt & Whitney, Carrier and Otis.

  Financing revenues and other income, net, increased $74 million and $46 million in the second quarter and six-month period of 1999 compared to 1998. The second quarter 1998 results include the cost of Pratt & Whitney's repurchase of a participant's interest in a commercial engine program. The year-to-date 1998 results also reflect the settlement of a contract dispute with the U.S. Government.

  Gross margin as a percentage of sales increased 1.1 percentage points and 1.5 percentage points in the second quarter and six-month period of 1999 compared to the same periods of 1998 due to improvements at all operating segments.

  Research and development spending increased $27 million (10%) and $24 million (4%) in the second quarter and six-month period of 1999 compared to 1998. The increases relate principally to Pratt & Whitney's spending on the PW6000 and PW4173 programs. As a percentage of sales, research and development was 5.1% in the second quarter and six-month period of 1999 compared to 4.8% and 5.0% in the second quarter and six-month period of 1998. Research and development spending in 1999 is expected to remain at approximately 5% of sales.

  Selling, general and administrative expenses increased $16 million (2%) and $56 million (4%) in the second quarter and six-month period of 1999 compared to 1998 due to increases in most operating segments. As a percent of sales, these expenses increased to 12.3% in the six-month period of 1999 from 12.1% in the same period of 1998, due to increases at Flight Systems and Pratt & Whitney.

  The effective income tax rate for the six-month period of 1999 was 30.9% compared to 31.4% for the six-month period of 1998. The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.

  As described in Notes to Condensed Consolidated Financial Statements, the Corporation sold its UT Automotive unit to Lear Corporation for $2.3 billion and realized an after-tax gain of $650 million.

  The Corporation expects to record pre-tax cost reduction charges in the third quarter of this year of approximately $1.0 billion ($650 million after-tax), to

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

further strengthen the competitive position of its businesses. The cost reduction actions will focus on rationalizing the Corporation's manufacturing footprint and under performing product lines and improving the overall level of organizational efficiency.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Revenues, operating profits and operating profit margins of the Corporation's principal operating segments for the quarters and six-month periods ended June 30,1999 and 1998 are as follows (dollars in millions):

                                                             Operating
                           Revenues      Operating Profits Profit Margin
Quarter Ended June 30,   1999     1998     1999     1998    1999   1998

  Otis                 $ 1,379  $ 1,337  $   161  $   140  11.7%   10.5%
  Carrier                2,029    1,878      234      195  11.5%   10.4%
  Pratt & Whitney        1,985    1,974      284      248  14.3%   12.6%
  Flight Systems           764      756       81       73  10.6%    9.7%
  Total segment          6,157    5,945      760      656  12.3%   11.0%
  Eliminations and
  other                   (116)    (114)      (5)     (31)
  General corporate
  expenses                   -        -      (60)     (59)
  Consolidated         $ 6,041  $ 5,831      695      566
  Interest expense                           (57)     (45)
  Consolidated income from
  continuing operations
  before income taxes and
  minority interests                     $   638  $   521


                                                             Operating
Six Months Ended           Revenues      Operating Profits Profit Margin
June 30,                 1999     1998     1999     1998    1999   1998


  Otis                 $  2,742  $ 2,659  $   316  $   238  11.5%    9.0%
  Carrier                 3,539    3,376      325      213   9.2%    6.3%
  Pratt & Whitney         4,004    3,890      564      541  14.1%   13.9%
  Flight Systems          1,370    1,432      121      138   8.8%    9.6%
  Total segment          11,655   11,357    1,326    1,130  11.4%    9.9%
  Eliminations and
  other                    (172)    (218)     (16)     (41)
  General corporate
  expenses                    -        -     (125)    (114)
  Consolidated         $ 11,483 $ 11,139    1,185      975
  Interest expense                           (112)     (92)
  Consolidated income from
  continuing operations
  before income taxes and
  minority interests                      $ 1,073  $   883


                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Otis revenues increased 3% in the second quarter and six-month period of 1999 compared to 1998. The increase in revenues was mostly due to increases in North America partially offset by declines in the Latin American operations.
Excluding the unfavorable impact of foreign currency translation, revenues increased by 5% and 4% in the second quarter and six-month period of 1999 compared to 1998.

  Otis operating profits increased $21 million (15%) and $78 million (33%) in the second quarter and six-month period of 1999 compared to 1998, reflecting improvement in all operations except Latin America which continues to face pressure from the Real devaluation and the corresponding economic weakness. The 1998 year-to-date results include charges related to salaried workforce reductions and the consolidation of manufacturing and engineering facilities.

  Carrier revenues increased 8% and 5% in the second quarter and six-month period of 1999 compared to 1998. The increase in revenues was due to increases in North America, Refrigeration Operations and Europe and the impact of acquisitions, partly offset by declines in the Latin American and Asia Pacific operations.

  Carrier operating profits increased $39 million (20%) and $112 million (53%) in the second quarter and six-month period compared to 1998. The second quarter 1999 increase reflects improvement in North America, Europe and Commercial Refrigeration Operations and the impact of acquisitions. The 1998 year-to-date results include charges related to workforce reductions, plant closures and implementation of a new manufacturing strategy in the rotary chiller business.

  Pratt & Whitney revenues increased 1% and 3% in the second quarter and six-month period of 1999 compared to 1998. The 1999 second quarter increase reflects higher overhaul and repair revenues due to the 1998 investment in an overhaul and repair operation in Singapore, offset by lower commercial spare parts sales. The second quarter 1998 results include the cost to repurchase a participant's interest in a commercial engine program. The six-month increase reflects increased commercial and military engine shipments and higher overhaul and repair revenues, offset by lower commercial spare parts sales. In addition, year-to-date revenues in 1998 benefited from the settlement of a contract dispute with the U.S. Government.

  Pratt & Whitney operating profits increased $36 million (15%) and $23 million (4%) in the second quarter and six-month period of 1999 compared 1998. The second quarter increase reflects improvement in the commercial engine, Pratt & Whitney Canada and overhaul and repair businesses, partially offset by higher research and development spending and lower commercial spare parts sales discussed above. The second quarter 1998 results include the cost to repurchase a participant's interest in a commercial engine program. In addition, year-to-date 1998 results benefited from the settlement of a contract dispute with the U.S. Government.

  Flight Systems revenues increased 1% in the second quarter and decreased 4% in the six-month period of 1999 compared to 1998. The inclusion of Sundstrand's operations, subsequent to the June 10, 1999 closing date, more than offset the effect of lower helicopter deliveries at Sikorsky. The year-to-date comparison reflects increases at Hamilton Sundstrand, which were more than offset by lower revenues at Sikorsky.

  Flight Systems operating profits increased $8 million (11%) in the second quarter and decreased $17 million (12%) in the six-month period of 1999 compared to 1998. The second quarter increase reflects improvements at Hamilton Sundstrand and the inclusion of Sundstrand's results, which more than offset

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

declines at  Sikorsky due  to lower  helicopter  deliveries.   The  year-to-date
comparison reflects improvements at Hamilton Sundstrand and the inclusion of Sundstrand's results, which were more than offset by declines at Sikorsky.


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

  Set forth below are selected key cash flow data:

                                                    Six Months Ended
                                                        June 30,
In Millions of Dollars                             1999          1998
Operating Activities
  Net cash flows provided by operating
  activities                                  $    1,003    $    1,204

Investing Activities
  Capital expenditures                              (292)         (232)
  Acquisitions of business units                  (2,069)         (434)
  Disposition of business unit                        43             -
  Increase in customer financing assets, net        (130)         (125)

Financing Activities
  Common Stock repurchase                           (267)         (277)
  Increase (decrease) in total debt                  336           (67)
  Decrease in net debt                                 1           (53)

Net cash flows provided by discontinued
operation                                          2,159            28

  Cash flows provided by operating activities were $1,003 million during the first six months of 1999 compared to $1,204 million during the first six months of 1998. The decrease resulted from lower working capital performance partly offset by improved operating performance.

  Cash flows used in investing activities were a use of funds of $2,358 million during the first six months of 1999 compared to a use of $766 million in the first six months of 1998. Capital expenditures in the six-month period of 1999 were $292 million, a $60 million increase from the corresponding period of 1998. The Corporation invested $2,069 million in the acquisition of businesses, including the investment in Sundstrand Corporation. Current year proceeds from the disposition of business unit represents Hamilton Sundstrand's sale of a microelectronic controls business. Customer financing activity was a net use of cash of $130 million in the six-month period of 1999, compared to a $125 million net use of cash in 1998. While the Corporation expects 1999 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

commercial aircraft and related equipment at June 30,1999 were approximately $1.3 billion.

  As described in Notes to Condensed Consolidated Financial Statements, the Corporation filed a registration statement with the Securities and Exchange Commission concerning the issuance of up to $400 million in debt securities. The registration statement became effective on July 23, 1999 bringing the total amount of medium-term and long-term debt that could be issued by the Corporation under this and previous registration statements to $1.0 billion.

  Also described in Notes to Condensed Consolidated Financial Statements, in May 1999, the Corporation issued $400 million of unsubordinated, unsecured, nonconvertible notes. The proceeds were used for general corporate purposes and to finance a portion of the acquisition of Sundstrand Corporation.

  The Corporation repurchased $267 million of Common Stock, representing 4.1 million shares, in the first six months of 1999 under previously announced share repurchase programs. The share repurchase program continues to be a use of the Corporation's cash flows and has more than offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

  As described in Notes to Condensed Consolidated Financial Statements, on May 4, 1999, the Corporation sold its UT Automotive unit to Lear Corporation. The UT Automotive operation and subsequent sale generated a $2,159 million source of cash in the six-month period.

  Other selected financial data are as follows:

                                   June 30,    December 31,   June 30,
In Millions of Dollars               1999          1998         1998

Cash and cash equivalents        $      885    $     550    $      641
Total debt                            2,509        2,173         1,500
Net debt (total debt less cash)       1,624        1,623           859
Shareowners' equity                   7,317        4,378         4,291
Debt-to-total capitalization             26%           33%          26%
Net debt-to-total capitalization         18%           27%          17%


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

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

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

  The Corporation has completed the awareness and assessment phases, with respect to its internal systems, products and facilities. The Corporation is in the process of carrying out the remediation and testing phases, which are expected to be substantially completed by September 1999.

  The Corporation has been assessing its Year 2000 risks related to significant relationships with third parties via ongoing communication with its critical suppliers and customers. As part of the process, the Corporation has requested written assurances from these suppliers and customers that they have Year 2000 readiness programs in place, as well as an affirmation that they will be compliant when necessary. Responses to these inquiries are currently being gathered and reviewed. Further analysis, including site visits, is being conducted as necessary. Activities related to third parties are scheduled to be completed by September 1999. Despite these efforts, the Corporation can provide no assurance that supplier and customer Year 2000 compliance plans will be successfully completed in a timely manner.

  The Corporation is taking steps to prevent major interruptions in the business due to Year 2000 problems using both internal and external resources to identify and correct problems and to test for readiness. The estimated external costs of the project, including equipment costs and consultant and software licensing fees, are expected to be approximately $125 million. Internal costs, which are primarily payroll related, are expected to be approximately $50 million. These costs are being funded through operating cash flows with amounts that would normally be budgeted for the Corporation's information systems and production and facilities equipment. As of June 30, 1999, total costs for continuing operations of external and internal resources incurred amounted to approximately $110 million and relate primarily to internal systems, products and facilities. Although the Corporation has been working on its Year 2000 readiness efforts for several years, costs incurred prior to 1997 have not been separately tracked and are generally not included in the estimate of total costs.

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

  All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time. The Corporation's Annual Report on Form 10-K for 1998, as amended to reflect UT Automotive as a discontinued operation (see the Corporation's Current Report on Form 8-K filed on June 11, 1999), includes important information as to risk factors in the "Business" section under the headings "Description of Business by Operating Segment" and "Other Matters Relating to the Corporation's Business as a Whole". Additional important information as to risk factors is included in this report in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Year 2000".

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Item 1 - Legal Proceedings

  As previously reported, in June 1992 the Department of Justice filed a civil False Claims Act complaint in the United States District Court for the District of Connecticut, No. 592CV375, against Sikorsky Aircraft alleging that the Government was overcharged by nearly $4 million in connection with the pricing of parts supplied for the reconditioning of the Navy's Sea King helicopter. The complaint sought treble damages plus a $10,000 penalty for each false claim submitted. The bench trial in this matter was concluded in August 1997. On
June 3, 1999, the court entered judgment on all counts for Sikorsky. Prior to commencement of this case, Sikorsky conceded liability for certain undisclosed quotes received from a supplier, and the judge awarded the Government approximately $305,000 (including interest) directly associated with this issue. The period within which the Government may file an appeal in this matter has not yet elapsed and the Corporation has been advised that the Government is considering an appeal.

  The Corporation does not believe that resolution of the litigation described above will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flow or financial position.

  Except  as noted  above, there  have been  no material  developments in  legal proceedings during the quarter ended June 30, 1999. For a description of previously reported legal proceedings, refer to Part I, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10-K for calendar year 1998 and Part II, Item 1 - Legal Proceedings of the Corporation's Report on Form 10-Q for the quarter ended March 31, 1999.


Item 2 - Changes in Securities

  In connection with the merger on June 10,1999 of Sundstrand Corporation into a wholly owned subsidiary of the Corporation ("the Merger"), the Corporation assumed, effective as of the effective time of the Merger, all covenants, agreements and obligations of Sundstrand Corporation with respect to any securities issued under the Indenture dated as of December 1, 1998 between Sundstrand Corporation and The First National Bank of Chicago ("the Indenture"). This assumption was confirmed by a First Supplemental Indenture dated as of June 9, 1999 among Sundstrand Corporation, the Corporation and The First National Bank of Chicago. Under a Second Supplemental Indenture dated as of June 10, 1999 among Hamilton Sundstrand Corporation, the Corporation and The First National Bank of Chicago, Hamilton Sundstrand Corporation, as the surviving entity in the Merger, confirmed its assumption, as co-obligor with the Corporation, of all covenants, agreements and obligations of Sundstrand Corporation with respect to any securities issued under the Indenture. Approximately $250 million aggregate principal amount of Medium-Term Notes due from nine months to 30 years from date of issuance is outstanding under the Indenture. Copies of the instruments defining the rights of holders of these securities are available upon request addressed to the Secretary of the Corporation.

Item 4 - Submission of Matters to a Vote of Security Holders


(a)  The Corporation held its Annual Meeting of Shareowners on April 30, 1999.

(b)  The following individuals were nominated and elected to serve as directors:

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Antonia H. Chayes, George David, Jean-Pierre Garnier, Pehr G. Gyllenhammar, Karl
J. Krapek, Charles R. Lee, Richard D. McCormick, William J. Perry, Frank P. Popoff, Andre Villeneuve, and Harold A. Wagner.


(c)  The Shareowners voted as follows on the following matters:

     1. Election  of  directors.   The  voting  result for  each  nominee is  as
        follows:

             NAME                        VOTES FOR          VOTES WITHHELD


             Antonia Handler Chayes      226,765,769        954,239
             George David                226,822,878        897,130
             Jean-Pierre Garnier         226,875,081        844,927
             Pehr G. Gyllenhammar        226,818,926        901,082
             Karl J. Krapek              226,745,774        974,234
             Charles R. Lee              226,894,191        825,817
             Richard D. McCormick        226,910,848        809,160
             William J. Perry            226,824,181        895,827
             Frank P. Popoff             226,873,916        846,092
             Andre Villeneuve            226,884,055        835,953
             Harold A. Wagner            226,889,469        830,539

     2. The reappointment of the Corporation's independent public accountants was approved by a count of 227,014,640 votes for, 297,079 votes against, and 408,289 votes abstaining.

     3. A shareowner proposal recommending that the Corporation adopt term limits for future outside directors was rejected by a count of 5,129,604 votes for and 192,398,234 votes against, with 9,469,383 votes abstaining and 20,722,787 broker non-votes.

     4. A shareowner proposal recommending that the Board of Directors conduct a study and adopt criteria for the bidding, acceptance and implementa-tion of military contracts was rejected by a count of 6,538,416 votes for and 183,315,714 votes against, with 17,143,091 votes abstaining and 20,722,787 broker non-votes.

     5. A shareowner proposal recommending that the Board of Directors make all possible lawful efforts to implement and/or increase activity on each of the nine MacBride Principles concerning employment practices in Northern Ireland was rejected by a count of 16,639,871 votes for and 167,003,479 votes against, with 23,353,871 votes abstaining and 20,722,787 broker non-votes.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (10.1) Incentive compensation letter agreement dated December 21, 1998 and signed April 1, 1999 between the Corporation and C. Scott Greer, President of UT Automotive.*
     (12)   Statement re: computation of ratio of earnings to fixed charges.*
     (15)   Letter re: unaudited interim financial information.*
     (27)   Financial data schedule.*
     (27.1) Restated financial data schedule.*
     (27.2) Restated financial data schedule.*
     (27.3) Restated financial data schedule.*

     *Submitted electronically herewith.

(b)  Reports on Form 8-K

     A Report on Form 8-K dated April 14, 1999 was filed with the Commission on April 14, 1999. The Report includes information under Item 5 concerning the Agreement between a wholly owned subsidiary of the Corporation and Lear Corporation with respect to the disposition of UT Automotive to Lear Corporation and the agreement between the Corporation and Sundstrand Corporation with respect to the merger of Sundstrand Corporation into a wholly owned subsidiary of the Corporation. The Report also includes under
     Item 7 unaudited pro forma condensed financial statements of the Corporation related to the merger and the disposition, which were superseded by the unaudited pro forma condensed financial statements of the Corporation included in the Report on Form 8-K filed with the Commission on June 18, 1999, as discussed below.

     A Report on Form 8-K dated April 30, 1999 was filed with the Commission on May 4, 1999. The Report includes information under Item 5 concerning the two-for-one split of the Corporation's common stock paid on May 17, 1999 to shareholders of record on May 7, 1999.

     A Report on Form 8-K dated June 10, 1999 was filed with the Commission on June 18, 1999. The Report includes information under Item 2 concerning the consummation of the merger of Sundstrand Corporation into a wholly owned subsidiary of the Corporation. The Report also includes under Item 7 unaudited pro forma condensed financial statements related to the merger and to the disposition of UT Automotive, financial statements of Sundstrand Corporation for the fiscal year ended December 31, 1998 and unaudited consolidated condensed financial statements of Sundstrand Corporation for the quarter ended March 31, 1999.

     A Report on Form 8-K dated June 11, 1999 was filed with the Commission on June 11, 1999. The Report includes under Item 7 financial statements for the Corporation for the three years in the period ended December 31, 1998 which have been restated to reflect the UT Automotive unit as a discontinued operation. UT Automotive was sold to Lear Corporation on May 4, 1999.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  July 29, 1999          By: /s/ David J. FitzPatrick
                               David J. FitzPatrick
                               Senior Vice President and
                               Chief Financial Officer


Dated:  July 29, 1999          By: /s/ Jay L. Haberland
                               Jay L. Haberland
                               Vice President and Controller


Dated:  July 29, 1999          By: /s/ William H. Trachsel
                               William H. Trachsel
                               Senior Vice President, General Counsel and
                               Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                                 EXHIBIT INDEX



Exhibit 10.1-  Incentive compensation letter agreement  dated December 21, 1998 and signed April 1, 1999 between the Corporation  and  C.  Scott

               Greer, President of UT Automotive.*

Exhibit 12-    Statement re: computation of ratio of earnings to fixed charges.*

Exhibit 15-    Letter re: unaudited interim financial information.*

Exhibit 27-    Financial data schedule.*

Exhibit 27.1-  Restated financial data schedule.*

Exhibit 27.2-  Restated financial data schedule.*

Exhibit 27.3-  Restated financial data schedule.*





*Submitted electronically herewith.