Form 10-Q
period 1999-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 1999-10-27
CIK 101829

                              FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.

                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1999



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

At September 30, 1999 there were 478,740,903 shares of Common Stock outstanding.

                       UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                   CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                        Quarter Ended September 30, 1999



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of                         1
       Operations for the quarters ended
       September 30, 1999 and 1998
     Condensed Consolidated Statement of                         2
       Operations for the nine months ended
       September 30, 1999 and 1998
     Condensed Consolidated Balance Sheet at                     3
       September 30, 1999 and December 31, 1998
     Condensed Consolidated Statement of Cash                    4
       Flows for the nine months ended September
       30, 1999 and 1998
     Notes to Condensed Consolidated Financial                   5
       Statements
     Report of Independent Accountants                          12

  Item 2. Management's Discussion and Analysis of               13
     Results of Operations and Financial Position

Part II - Other Information

  Item 1. Legal Proceedings                                     21

  Item 6. Exhibits and Reports on Form 8-K                      21

Signatures                                                      22

Exhibit Index                                                   23

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                                    Quarter Ended
                                                    September 30,
In Millions (except per share amounts)            1999           1998
Revenues:
   Product sales                            $     4,581    $     4,360
   Service sales                                  1,487          1,350
   Financing revenues and other income
   (loss), net                                       59           (27)
                                                  6,127          5,683
Costs and expenses:
   Cost of products sold                          3,872          3,361
   Cost of services sold                            985            841
   Research and development                         306            288
   Selling, general and administrative              786            639
   Interest                                          63             48
                                                  6,012          5,177
Income from continuing operations before
   income taxes and minority interests              115            506
Income taxes                                          2            159
Minority interests                                   23             21
Income from continuing operations                    90            326
Discontinued operation:
   Income from operations of discontinued
    UT Automotive unit (net of applicable
    income tax provision of $12 in 1998)              -             22

Net income                                  $        90    $       348

Earnings per share of Common Stock:*
  Basic:
   Continuing operations                    $       .17    $       .70
   Discontinued operation                             -            .05
   Net earnings                             $       .17    $       .75
  Diluted:
   Continuing operations                    $       .16    $       .66
   Discontinued operation                             -            .04
   Net earnings                             $       .16    $       .70

Dividends per share of Common Stock:*       $       .20    $       .18

Average number of shares outstanding:*
   Basic                                            480            454
   Diluted                                          494            493

See accompanying Notes to Condensed Consolidated Financial Statements

* Reflects two-for-one stock split effective May 1999 as described in Notes to Condensed Consolidated Financial Statements.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                  Nine Months Ended
                                                    September 30,
In Millions (except per share amounts)            1999           1998
Revenues:
   Product sales                            $    13,158    $    12,802
   Service sales                                  4,276          3,976
   Financing revenues and other income,
   net                                              176             44
                                                 17,610         16,822
Costs and expenses:
   Cost of products sold                         10,447          9,973
   Cost of services sold                          2,734          2,499
   Research and development                         886            844
   Selling, general and administrative            2,180          1,977
   Interest                                         175            140
                                                 16,422         15,433
Income from continuing operations before
   income taxes and minority interests            1,188          1,389
Income taxes                                        334            436
Minority interests                                   69             65
Income from continuing operations                   785            888
Discontinued operation:
   Income from operations of discontinued
    UT Automotive unit (net of applicable
    income tax provisions of $28 in 1999
    and $42 in 1998)                                 40             80
   Gain on sale of UT Automotive unit (net
    ofapplicable income tax provision of
    $112)                                           650              -

Net income                                  $     1,475    $       968

Earnings per share of Common Stock:*
  Basic:
   Continuing operations                    $      1.64    $      1.89
   Discontinued operation                           .09            .18
   Gain on sale of discontinued operation          1.40              -
   Net earnings                             $      3.13    $      2.07
  Diluted:
   Continuing operations                    $      1.55    $      1.78
   Discontinued operation                           .08            .16
   Gain on sale of discontinued operation          1.29              -
   Net earnings                             $      2.92    $      1.94

Dividends per share of Common Stock:*       $       .56    $      .515

Average number of shares outstanding:*
   Basic                                            463            457
   Diluted                                          504            496

See accompanying Notes to Condensed Consolidated Financial Statements

* Reflects two-for-one stock split effective May 1999 as described in Notes to Condensed Consolidated Financial Statements.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEET
                                            September 30,    December 31,
In Millions                                     1999             1998
                                             (Unaudited)

                                    Assets

Cash and cash equivalents                   $     1,115    $       550
Accounts receivable, net                          4,170          3,417
Inventories and contracts in progress, net        3,504          3,191
Future income tax benefits                        1,295          1,222
Other current assets                                232            161
Net investment in discontinued operation              -          1,287
   Total Current Assets                          10,316          9,828
Fixed assets                                     10,178          9,549
   Less accumulated depreciation                 (6,009)        (5,994)
                                                  4,169          3,555
Goodwill                                          5,338          1,417
Other assets                                      3,257          2,968

   Total Assets                             $    23,080    $    17,768

                      Liabilities and Shareowners' Equity

Long-term debt currently due                $       267    $        99
Short-term borrowings                               411            504
Accounts payable                                  1,788          1,860
Accrued liabilities                               5,675          4,719
   Total Current Liabilities                      8,141          7,182
Long-term debt                                    2,844          1,570
Future pension and postretirement benefit
 obligations                                      1,959          1,682
Other long-term liabilities                       2,585          2,500

Series A ESOP Convertible Preferred Stock           811            836
ESOP deferred compensation                         (362)          (380)
                                                    449            456
Shareowners' Equity:
   Common Stock                                   4,184          2,708
   Treasury Stock                                (2,914)        (3,117)
   Retained earnings                              6,516          5,411
   Accumulated other non-shareowner
     changes in equity                             (684)          (624)
                                                  7,102          4,378

 Total Liabilities and Shareowners' Equity  $    23,080    $    17,768

See accompanying Notes to Condensed Consolidated Financial Statements

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                   Nine Months Ended
                                                     September 30,
In Millions                                       1999           1998
Operating activities:
   Income from continuing operations        $       785    $       888
   Adjustments to reconcile income from
    continuing operations to net cash
    flows provided by operating
    activities:
    Depreciation and amortization                   589            544
    Deferred income tax benefit                    (199)          (255)
    Change in:
     Accounts receivable                           (259)          (265)
     Inventories and contracts in
       progress                                     211            162
     Accounts payable and accrued
       liabilities                                  270            536
     Other current assets                           (42)           196
    Other, net                                      239             67
     Net cash flows provided by
       operating activities                       1,594          1,873
Investing activities:
   Capital expenditures                            (485)          (403)
   Acquisitions of business units                (2,612)        (1,104)
   Disposition of business unit                      43              -
   Increase in customer financing
    assets, net                                    (132)          (183)
   Other, net                                        67             28
     Net cash flows used in investing
       activities                                (3,119)        (1,662)
Financing activities:
   Issuance of long-term debt                     1,399            402
   Repayment of long-term debt                     (527)           (98)
   Increase (decrease) in short-term
    borrowings, net                                (275)           159
   Dividends paid on Common Stock                  (258)          (235)
   Common Stock repurchase                         (549)          (502)
   Other, net                                       165             63
     Net cash flows used in financing
       activities                                   (45)          (211)

     Net cash flows provided (used) by
       discontinued operation                     2,159            (91)

Effect of foreign exchange rate changes
  on Cash and cash equivalents                      (24)            (6)
     Net increase (decrease) in Cash
       and cash equivalents                         565            (97)
Cash and cash equivalents, beginning of
  year                                              550            655
Cash and cash equivalents, end of
  period                                    $     1,115    $       558

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

See accompanying Notes to Condensed Consolidated Financial Statements

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  The Condensed Consolidated Financial Statements at September 30, 1999 and for the quarters and nine-month periods ended September 30, 1999 and 1998 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments. Total non-shareowner changes in equity were $101 million and $1,415 million in the third quarter and nine-month period of 1999, compared to $367 million and $940 million in the same periods of 1998. The nine-month period in 1999 includes the gain recognized on the sale of UT Automotive discussed below.

Recent Developments

Dispositions

  On May 4, 1999, the Corporation sold its UT Automotive unit to Lear Corporation for $2.3 billion, which resulted in a source of cash of $2.159 billion and an after-tax gain of $650 million during the nine-month period. UT Automotive net assets appear in the Condensed Consolidated Balance Sheet at December 31, 1998 as a net investment in a discontinued operation and related results, through the date of disposition, as income from operations of the discontinued UT Automotive unit in the Condensed Consolidated Statement of Operations for the nine-month periods ended September 30, 1999 and 1998.

Acquisitions

  On June 10, 1999, the Corporation completed the acquisition of Sundstrand Corporation ("Sundstrand") for approximately $4.3 billion, including debt assumed of approximately $500 million. Under the terms of the merger agreement, each outstanding share of Sundstrand Common Stock was exchanged for $35 in cash and .5580 shares of the Corporation's Common Stock, 30 million shares in aggregate. The merger has been accounted for as a purchase. The Corporation financed the cash portion of the purchase price with the after-tax cash proceeds from the sale of its UT Automotive unit discussed above and through the issuance of debt discussed below. In 1998, Sundstrand had $2.0 billion in revenues and $226 million in net income.

  Sundstrand was merged with a wholly-owned subsidiary of United Technologies Corporation and was renamed Hamilton Sundstrand Corporation, which is part of the Flight segment. In connection with the merger, the Corporation has undertaken actions to combine the operations of the newly merged companies, including consolidating headquarters, closing facilities, relocating employees and reducing workforce. The costs associated with those actions that directly impact Sundstrand facilities and employees are being accounted for as an adjustment to the purchase price.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


  In addition to acquiring Sundstrand, the Corporation completed acquisitions during the first nine months of 1999 for cash consideration of approximately $740 million. Acquisition spending for the third quarter of 1999 totaled approximately $540 million, excluding debt assumed, most of which relates to Carrier's purchase of International Comfort Products ("ICP"). ICP is a manufacturer and marketer of heating and air conditioning equipment primarily for North American customers.

  The assets and liabilities of the acquired businesses were accounted for under the purchase method and, including Sundstrand, resulted in $4 billion of goodwill. Goodwill is being amortized over estimated useful lives that range from 10 to 40 years. The results of operations of all acquired businesses have been included in the Consolidated Statements of Operations beginning on the effective date of each acquisition. The pro forma results for the nine-months ended September 30, 1999 and 1998, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

Issuance of Long-term Debt

  In May 1999, the Corporation issued $400 million of 6.5% unsubordinated, unsecured, nonconvertible notes (the "$400 million Notes") under a shelf registration statement filed with the Securities and Exchange Commission in April 1999. The $400 million Notes are due June 1, 2009, with interest payable semiannually commencing December 1, 1999. The Corporation may redeem all or any portion of the $400 million Notes, at any time, at a formula-based price determined at the time of redemption. Proceeds from this issuance were used for general corporate purposes and to finance a portion of the acquisition of Sundstrand Corporation.

  In September 1999, the Corporation issued $1 billion of debt under shelf registrations filed with the Securities and Exchange Commission in April and July 1999, fully utilizing the capacity of the shelf. Proceeds from the issuances were used for general corporate purposes. Details of the debt issued in September 1999 follow:

 . $200  million of  6.4% unsubordinated,  unsecured, nonconvertible  notes  (the
  "$200  million  Notes")   due  September  15,  2001,  with  interest   payable
  semiannually commencing March 15, 2000.
 . $250 million  of 7.0%,  unsubordinated, unsecured,  nonconvertible notes  (the
  "$250  million  Notes")   due  September  15,  2006,  with  interest   payable
  semiannually commencing March 15, 2000.
 . $550 million  of 7.5%,  unsubordinated, unsecured,  nonconvertible notes  (the
  "$550  million  Notes")   due  September  15,  2029,  with  interest   payable
  semiannually commencing March 15, 2000.

  The Corporation may redeem all or any portion of the $250 million Notes and $550 million Notes, at any time, at formula-based prices determined at the time of redemption.

Shelf Registration Statement

  On October 14, 1999, the Corporation filed a shelf registration statement with the Securities and Exchange Commission, which upon effectiveness will allow the issuance of up to $1 billion of debt securities. Proceeds from the potential issuance of debt securities would be used for general corporate purposes, which may include acquisitions and repurchases of the Corporation's common stock, and could result in additional interest expense and higher levels of debt to capital in future periods.

Stock Split

  On April 30, 1999, the Corporation announced a two-for-one stock split which was paid on May 17, 1999 in the form of a stock dividend to shareowners of record at the close of business on May 7, 1999. All common share and per share

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

information in the Condensed Consolidated Financial Statements reflect the stock split.

Cost Reduction Actions

1999 Actions

  During 1999, the Corporation's operating segments initiated a variety of actions aimed at rationalizing manufacturing processes and improving the overall level of organizational efficiency, including the removal of management layers. Total 1999 restructuring charges and other costs are targeted to approximate $1.15 billion (pre-tax) and would result in net reductions of more than 14,500 employees and more than 8 million square feet of facilities. The charges and other costs would be largely offset by the $650 million after-tax gain associated with the sale of UT Automotive in May 1999. Savings are expected to build over a three-year period to recurring pre-tax savings of approximately $750 million annually. Significant 1999 actions by operating segment include:

 . Otis-Facility closures and workforce reductions worldwide.
 . Carrier-Consolidation  of North  American  and World  headquarters;  worldwide facility closures and workforce reductions.
 . Pratt  &  Whitney-Workforce  reductions;  consolidation  of  military   engine
  operations, turbine manufacturing operations and engine repair business.
 . Flight   Systems-Facility  closures   and   concentration  of   functions   in
  Connecticut; workforce reductions; rationalization of customer support.

  Through September 30, 1999, the Corporation spent $95 million after tax on restructuring and other actions and recorded pretax charges totaling $634 million, $550 million of which was recorded in the third quarter. The charges were recorded across each of the Corporation's operating segments as follows:

                              Quarter Ended        Nine-Months Ended
        In Millions         September 30, 1999     September 30, 1999

        Otis                  $      73              $      74
        Carrier                     123                    124
        Pratt & Whitney             265                    333
        Flight Systems               92                    106
        Other                        (3)                    (3)
                              $     550              $     634

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


  The  following   table  summarizes  the   costs  associated   with  the   1999
restructuring actions:

                               Severance                    Exit & Lease                                 Restructuring
                              and Related       Asset       Termination     Environmental                Related Period
In Millions                      Costs       Write-downs       Costs        & Other Costs    Sub-total      Charges        Total
1999 Charges
 Staff reductions               $ 285              -               -               -          $  285      $   44          $  329
 Facility closures                 84          $ 121           $  31           $  58             294          11             305
Total Charges                     369            121              31              58             579          55             634
Utilized through
 9/30/99                          104            121               -               1             226          55             281
Remaining                       $ 265          $   0           $  31           $  57          $  353      $    0          $  353

  The year-to-date 1999 charges were recorded in cost of sales (93%) and selling, general, and administrative expenses (7%), and relate to, but do not fully cover:

 . Workforce reductions of  approximately 11,200 employees, primarily at Pratt  &
  Whitney, Carrier, and Otis.
 . Plant closings that  will result in the  reduction of approximately 7  million square feet of facilities, primarily at Pratt & Whitney and Carrier.
 . Charges associated with the write down of property, plant, and equipment to fair value, primarily at Pratt & Whitney and Carrier, where fair value is based on appraised value.

  Approximately 3,100 employees were terminated  as of September 30, 1999.   The
remaining terminations and plant closings are planned to be substantially completed within the next twelve months.

  Over the next twelve months, the Corporation expects to incur over $300 million of additional period charges that are not currently accruable, associated with the restructuring actions undertaken through the third quarter of 1999. The 1999 actions are expected to result in savings in the next year that will offset additional costs incurred, resulting in little net benefit in 2000. As described above, additional savings are expected in later years.

1998 Actions

  During 1998, the Corporation recorded pre-tax charges totaling $320 million related to ongoing efforts to reduce costs of its continuing operations in response to an increasingly competitive business environment. Charges were recorded in each of the Corporation's operating segments with the majority relating to the Pratt & Whitney, Otis and Carrier operations. The amounts were primarily recorded in cost of sales and relate to workforce reductions of approximately 7,500 employees, plant closings and charges associated with asset impairments. Approximately 6,400 employees were terminated as of September 30, 1999. The remaining terminations and plant closings are planned to be completed by December of this year.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES


  The following table summarizes the costs associated with these actions:

                                Severance
                               and Related     Other Exit          Asset
In Millions                       Costs          Costs          Write-downs       Total

1998 Charges                   $    266        $     5          $     49        $   320
Utilized through 9/30/99            233              4                49            286

Remaining                      $     33        $     1          $      0        $    34


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

U.S. Government

  The Corporation is now, and in light of the current government contracting environment believes that it will be, the subject of one or more government investigations. If the Corporation or one of its business units was charged with wrongdoing as a result of any of these investigations, the Corporation or one of its business units could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the Corporation could be fined and debarred from new government contracting for a period generally not to exceed three years. Any contracts found to be tainted by fraud could be voided by the Government.

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

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

Earnings Per Share
                                              Quarter Ended          Nine Months Ended
                                              September 30,            September 30,

In Millions (except per share amounts)       1999        1998         1999        1998

Income from continuing operations       $      90    $    326    $     785    $    888
Less:  ESOP Stock dividends                    (9)         (8)         (25)        (24)
Basic earnings from continuing
 operations                                    81         318          760         864
ESOP Stock adjustment                           0**         7           21          20
Diluted earnings from continuing
 operations                             $      81    $    325    $     781    $    884

Income from discontinued operation,
 net of tax                             $       -    $     22    $      40    $     80
Gain on sale of discontinued
 operation, net of tax                          -           -          650           -
                                        $       -    $     22    $     690    $     80

Net income                              $      90    $    348    $   1,475    $    968
Less:  ESOP Stock dividends                    (9)         (8)         (25)        (24)
Basic earnings                                 81         340        1,450         944
ESOP Stock adjustment                           0**         7           21          20
Diluted earnings                        $      81    $    347    $   1,471    $    964

Average shares:*
 Basic                                        480         454          463         457
  Stock awards                                 14          12           14          12
  ESOP Stock                                    0**        27           27          27
 Diluted                                      494         493          504         496

Earnings per share of Common
 Stock:*
  Basic:
   Continuing operations               $     .17    $    .70    $    1.64    $   1.89
   Discontinued operaton                       -         .05          .09         .18
   Gain on sale of discontinued
    operation                                  -           -         1.40           -
  Net earnings                         $     .17    $    .75    $    3.13    $   2.07
   Diluted:
   Continuing operations               $     .16    $    .66    $    1.55    $   1.78
   Discontinued operation                      -         .04          .08         .16
   Gain on sale of discontinued
    operation                                  -           -         1.29           -
  Net earnings                         $     .16    $    .70    $    2.92    $   1.94

*Reflects two-for-one stock  split effective  May 1999  as described  in   Notes
to Condensed Consolidated Financial  Statements.

**ESOP stock adjustment is antidilutive and is not considered in the Earnings per share calculation for the quarter ended September 30, 1999.
                                       11

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and nine-month periods ended September 30, 1999 and 1998, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 19, 1999 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters and nine months ended September 30, 1999 and 1998, the condensed consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998, and the condensed consolidated balance sheet as of September 30, 1999. This financial information is the responsibility of the company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with accounting principles generally accepted in the United States.

  We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, of changes in shareowners' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 21, 1999, except for Note 16, which is as of May 20, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
October 19, 1999
                                       12

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

  The Asian economic downturn has significantly slowed growth in the region since the latter part of 1997. Tightening of credit in Asia has restricted available financing for new construction and slowed the completion of projects currently underway, resulting in less activity than in the years prior to the downturn. While recognizing that the Asian economic weakness is continuing, management believes the long-term economic growth prospects of the region remain intact. Therefore, the Corporation's Asian investment strategy continues to focus on the long-term infrastructure requirements of the region.

  In early 1999, the Brazilian Real devalued significantly. This devaluation had a destabilizing effect throughout the economies of Latin America and contributed to a slowing of regional economic activity that is likely to continue in the near term.

  Worldwide airline profits, traffic growth and load factors have been reliable indicators for new aircraft and after-market orders. Airline earnings have recently been adversely impacted by rising fuel prices and lower ticket prices. This erosion in earnings has resulted in a decrease in new orders for aerospace products and cancellations or deferrals of existing orders throughout the industry. The impact of a slowdown in the aviation industry will likely result in lower manufacturing volume and after-market orders in the near term.

  General aviation growth is closely tied to the overall health of the economy and is correlated to corporate profits. The backlog in the general aviation market continues to be strong. Prospects for growth in this market will be contingent on future corporate earnings strength.

  The defense portion of the Corporation's aerospace businesses continues to respond to a changing global political environment. The U.S. defense industry continues to downsize and consolidate in response to continued pressure on U.S. and global defense spending. Customers, both U.S. and global, have ongoing efforts to review and reprioritize research and procurement initiatives.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   RESULTS OF CONTINUING OPERATIONS

  Consolidated revenues and margin percentages were as follows:

                                    Quarter Ended          Nine Months Ended
                                    September 30,            September 30,
In Millions of Dollars             1999         1998        1999         1998

Sales                           $   6,068    $  5,710    $ 17,434     $ 16,778
Financing revenues and
 other income (expense),
 net                                   59        (27)         176           44
Revenues                        $   6,127    $  5,683    $ 17,610     $ 16,822

Gross margin %                       20.0%       26.4%        24.4%       25.7%


  Consolidated revenues increased 8% and 5% in the third quarter and nine-month period of 1999 compared to 1998, primarily due to growth at Carrier and Otis and the acquisition of Sundstrand at Flight Systems.

  Financing revenues and other income, net, increased $86 million and $132 million in the third quarter and nine-month period of 1999 compared to 1998. The year-to-date 1998 results include the cost of Pratt & Whitney's repurchase of a participant's interest in a commercial engine program and the settlement of a contract dispute with the U.S. Government.

  Gross margin as a percentage of sales decreased 6.4 percentage points and 1.3 percentage points in the third quarter and nine-month period of 1999 compared to the same periods of 1998 due to restructuring charges recorded in cost of sales in the third quarter of 1999. Excluding restructuring charges, gross margin as a percentage of sales increased .9 percentage points and 1.1 percentage points in the third quarter and nine-month period of 1999 compared to 1998.

  Research and development spending increased $18 million (6%) and $42 million (5%) in the third quarter and nine-month period of 1999 compared to 1998. The increases relate principally to the inclusion of Sundstrand operations in the Flight Systems segment in the third quarter of 1999. As a percentage of sales, research and development was 5.0% and 5.1% in the third quarter and nine-month period of 1999 and is expected to remain at approximately 5% of sales in 1999.

  Selling, general and administrative expenses increased $147 million (23%) and $203 million (10%) in the third quarter and nine-month period of 1999 compared to 1998 due to increases at most operating segments. A portion of the increases relate to third quarter 1999 restructuring. Excluding restructuring, selling, general and administrative expenses increased 17% and 8% for the third quarter and nine-month period of 1999 compared to 1998, due primarily to the impact of acquisitons and related activity.

  The effective income tax rate for the nine-month period of 1999 was 28.1% compared to 31.4% for the nine-month period of 1998. Excluding the impact of restructuring, which carries a combined effective rate of 37.1%, the 1999 tax rate was 30.9%. The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  As described in the Notes to Condensed Consolidated Financial Statements, the Corporation sold its UT Automotive unit to Lear Corporation in the second quarter of 1999 for $2.3 billion and realized an after-tax gain of $650 million. To utilize that gain in a manner that strengthens its core businesses, the Corporation initiated significant restructuring and other cost reduction actions in the second half of 1999.

  The 1999 third and fourth quarter restructuring and other cost reduction actions are aimed at further strengthening the competitive position of the Corporation's businesses and focus on rationalizing manufacturing processes and improving the overall level of organizational efficiency, including the removal of management layers. The actions impact each of the Corporation's operating segments and, combined with actions undertaken in the first half of the year, are targeted to result in net reductions of more than 14,500 employees and over 8 million square feet of facilities. The associated restructuring charges relate to severance and related costs, exit and lease termination costs, asset write-downs, and environmental and other costs. Total 1999 restructuring charges and other costs are targeted to approximate $1.15 billion (pre-tax), which is more than the equivalent pre-tax gain recorded by the Corporation on the divestiture ofits UT Automotive unit. The Corporation also expects to incur additional related costs, that are not currently accruable, in 2000. The 1999 actions are expected to result in savings in the next year that will offset additional costs incurred, resulting in little net benefit in 2000. Savings are expected to build over a three-year period to recurring pre-tax savings of approximately $750 million annually.

  During 1999, the Corporation recorded pre-tax restructuring related charges of $634 million, of which $550 million were recorded in the third quarter related to actions discussed above. The 1999 charges have been recorded across each of the Corporation's operating segments as follows: Otis - $74 million, Carrier - $124 million, Pratt & Whitney - $333 million, Flight Systems - $106 million, and other - ($3) million. See the Notes to the Condensed Consolidated Financial Statements for additional information on the Corporation's restructuring programs.

  Revenues, operating profits and operating profit margins of the Corporation's principal operating segments for the quarters and nine-month periods ended September 30, 1999 and 1998 are as follows (dollars in millions):

                                                                            Operating
                                       Revenues      Operating Profits     Profit Margin
Quarter Ended September 30,         1999     1998     1999     1998         1999   1998

  Otis                           $ 1,404  $ 1,375  $   104  $   147         7.4%   10.7%
  Carrier                          1,939    1,788      100      189         5.2%   10.6%
  Pratt & Whitney                  1,749    2,009       (4)     232        (0.2)%  11.5%
  Flight Systems                   1,129      654       40       73         3.5%   11.2%
  Total segment                    6,221    5,826      240      641         3.9%   11.0%
  Eliminations and other            (94)     (143)     (10)     (31)
  General corporate expenses          -        -       (52)     (56)
  Consolidated                  $ 6,127   $ 5,683      178      554
  Interest expense                                     (63)     (48)
  Consolidated income from
   continuing operations
   before income taxes and
   minority interests                              $   115  $   506


                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                                                                                  Operating
                                       Revenues          Operating Profits     Profit Margin
Nine Months Ended September 30,
                                      1999     1998        1999     1998        1999   1998

  Otis                             $ 4,146  $ 4,034     $   420   $   385      10.1%    9.5%
  Carrier                            5,478    5,164         425       402       7.8%    7.8%
  Pratt & Whitney                    5,753    5,899         560       773       9.7%   13.1%
  Flight Systems                     2,499    2,086         161       211       6.4%   10.1%
  Total segment                     17,876   17,183       1,566     1,771       8.8%   10.3%
  Eliminations and other              (266)    (361)        (26)      (72)
  General corporate expenses             -        -        (177)     (170)
  Consolidated                    $ 17,610 $ 16,822       1,363     1,529
  Interest expense                                         (175)     (140)
  Consolidated income from
   continuing operations
   before income taxes and
   minority interests                                   $ 1,188   $ 1,389


  Otis revenues increased 2% and 3% in the third quarter and nine-month period of 1999 compared to 1998. The increase in revenues was mostly due to increases in North American operations. Foreign currency translation reduced revenues by 1% in the third quarter and nine-month period of 1999 compared to 1998.

  Otis operating profits decreased $43 million (29%) in the third quarter and increased $35 million (9%) in the nine-month period of 1999 compared to 1998. The third quarter decrease was due to restructuring charges in the third quarter of 1999 associated with worldwide facility closures and workforce reductions. Excluding restructuring, operating profits increased in the third quarter and nine-month period, reflecting improvement in all operations except Latin American operations, which continue to face pressure from the devaluation of the Real in Brazil and corresponding economic weakness. Excluding restructuring, foreign currency translation reduced operating profits by 3% and 2% in the third quarter and nine-month period of 1999.

  Carrier revenues increased 8% and 6% in the third quarter and nine-month period of 1999 compared to 1998. The increase in revenues was due primarily to increases in North American and European operations, including the impact of the recently acquired International Comfort Products and other acquisitions, partly offset by declines in the Latin American operations. Foreign currency translation reduced revenues by 2% in the third quarter and nine-month period of 1999 compared to 1998.

  Carrier operating profits decreased $89 million (47%) in the third quarter and increased $23 million (6%) in the nine-month period of 1999 compared to 1998. The third quarter decrease was due to restructuring charges in the third quarter of 1999 related to consolidation of North American and World headquarters, worldwide facility closures and worldwide workforce reductions. Excluding restructuring, operating profits increased in the third quarter and nine-month period of 1999 compared to 1998. The increases reflect improvement in North American, European and Asia Pacific operations, including the impact of the recently acquired International Comfort Products and other acquisitions. Improvements for the quarter were offset by declines in the Latin American operations, which remain weak as a result of the earlier devaluation of the Real and pricing pressures. Excluding restructuring, foreign currency translation reduced operating profits by 3% in the third quarter and nine-month period of 1999 compared to 1998.

                        UNITED TECHNOLOGIES CORPORATION
                                 AND SUBSIDIARIES


  Pratt & Whitney revenues decreased 13% and 2% in the third quarter and nine-month period of 1999 compared to 1998. The decreases reflect fewer military and commercial engine shipments and lower commercial spare parts sales, partially offset by an increase in the commercial overhaul and repair business. In addition, year-to-date revenues in 1998 benefited from the settlement of a contract dispute with the U.S. Government.

  Pratt & Whitney operating profits decreased $236 million (102%) and $213 million (28%) in the third quarter and nine-month period of 1999 compared to 1998, primarily due to 1999 restructuring charges and a 1998 benefit from the settlement of a contract dispute with the U.S. Government. 1999 restructuring charges were $265 million in the third quarter and $333 million in the nine-month period and related to workforce reductions, consolidation of military engine operations, turbine manufacturing operations and the engine repair business. 1998 restructuring charges related primarily to the elimination of positions at Pratt & Whitney Canada. Excluding restructuring, operating profit decreased in the third quarter and increased in the nine-month period of 1999.

  Flight Systems revenues increased $475 million (73%) and $413 million (20%) in the third quarter and nine-month period of 1999 compared to 1998. The increase in revenues reflects the inclusion of Sundstrand's operations for the entire third quarter of 1999, partially offset by the effect of lower helicopter deliveries at Sikorsky.

  Flight Systems operating profits decreased $33 million (45%) and $50 million (24%) in the third quarter and nine-month period of 1999 compared to 1998, due to restructuring charges of $92 million and $106 million in the third quarter and nine-month period of 1999. The restructuring charges related to exiting facilities and concentrating functions in Connecticut, reducing workforce, and rationalizing customer support. Excluding restructuring, operating profits increased $59 million and $48 million in the third quarter and nine-month period of 1999 compared to 1998. The increases reflect inclusion of Sundstrand's results in Hamilton Sundstrand, which more than offset declines at Sikorsky due to lower helicopter deliveries.

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

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

  Set forth below are selected key cash flow data:

                                                   Nine Months Ended
                                                     September 30,
In Millions                                        1999          1998
Operating Activities
  Net cash flows provided by operating
  activities                                  $    1,594    $    1,873

Investing Activities
  Capital expenditures                              (485)         (403)
  Acquisitions of business units                  (2,612)       (1,104)
  Increase in customer financing assets, net        (132)         (183)

Financing Activities
  Common Stock repurchase                           (549)         (502)
  Increase in total debt                           1,349           483
  Increase in net debt                               784           580

Net cash flows provided by (used in)
 discontinued operation                            2,159           (91)

  Cash flows provided by operating activities were $1,594 million during the first nine months of 1999 compared to $1,873 million during the first nine months of 1998. The decrease resulted from higher levels of working capital, related to restructuring accruals, partly offset by improved operating performance.

  Cash flows used in investing activities were $3,119 million during the first nine months of 1999 compared to a use of $1,662 million in the first nine months of 1998. Capital expenditures in the nine-month period of 1999 were $485 million, an $82 million increase from the corresponding period of 1998. The Corporation invested approximately $740 million in the acquisition of businesses, in addition to the investment in Sundstrand Corporation. 1999 acquistion cash spending, excluding Sundstrand, is expected to exceed $1 billion for the year and could be in the range of $1.5 billion. Customer financing activity was a net use of cash of $132 million in the nine-month period of 1999, compared to a $183 million net use of cash in 1998. While the Corporation expects that 1999 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft and related equipment at September 30, 1999 were approximately $1.3 billion.

  As described in Notes to Condensed Consolidated Financial Statements, on October 14, 1999 the Corporation filed a shelf registration statement with the Securities and Exchange Commission, which upon effectiveness will allow the issuance of up to $1.0 billion of debt securities.

  Also described in Notes to Condensed Consolidated Financial Statements, the Corporation issued $1.4 billion of unsubordinated, unsecured, nonconvertible notes in the first 9 months of 1999. The proceeds were used for general corporate purposes and to finance a portion of the acquisition of Sundstrand Corporation.

  The Corporation repurchased $549 million of Common Stock, representing 8.3 million shares, in the first nine months of 1999 under previously announced share repurchase programs. The share repurchase program continues to be a use of the Corporation's cash flows and has more than offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs.

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

  As described in Notes to Condensed Consolidated Financial Statements, on May 4, 1999, the Corporation sold its UT Automotive unit to Lear Corporation. The UT Automotive operation and subsequent sale generated a $2,159 million source of cash in the nine-month period.

  Other selected financial data are as follows:

                                 September 30, December 31, September 30,
In Millions of Dollars               1999          1998         1998

Cash and cash equivalents        $    1,115    $     550    $      558
Total debt                            3,522        2,173         2,050
Net debt (total debt less cash)       2,407        1,623         1,492
Shareowners' equity                   7,102        4,378         4,377
Debt-to-total capitalization             33%          33%           32%
Net debt-to-total capitalization         25%          27%           25%


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

                                   Year 2000

  The Corporation's program to address the Year 2000 issue has consisted of the following phases: awareness, assessment, remediation, testing and contingency planning.

  The Corporation has completed the awareness and assessment phases and has substantially completed the remediation and testing phases. Contingency planning is substantially complete and the Corporation is continuing to prepare for those scenarios identified in the contingency planning process.

  The Corporation has completed its assessment of its Year 2000 risks related to significant relationships with its critical third party suppliers and customers. Corrective actions are substantially complete, however risk mitigation activities continue through supplier and customer relationships. Despite these efforts, the Corporation can provide no assurance that all supplier and customer Year 2000 compliance plans will be successfully completed in a timely manner.

  The Corporation has taken steps to prevent major interruptions in the business due to Year 2000 problems using both internal and external resources to identify and correct problems and to test for readiness. The estimated external costs of the project, including equipment costs and consultant and software licensing fees, are expected to be approximately $100 million. The Corporation has reduced its previous estimate of external costs of the project by $25 million because actual costs incurred are lower than previously anticipated. Internal costs, which are primarily payroll related, are expected to be approximately $50 million. These costs are being funded through

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

operating cash flows with amounts that would normally be budgeted for the Corporation's information systems and production and facilities equipment. As of September 30, 1999, total costs incurred for external and internal resources by the Corporation's continuing operations amounted to approximately $120 million and relate primarily to internal systems, products and facilities. The remainder of the estimate is for the finalization of the program and for addressing unplanned Year 2000 issues as they arise. Although the Corporation has been working on its Year 2000 readiness efforts for several years, costs incurred prior to 1997 have not been separately tracked and are generally not included in the estimate of total costs.

  There can be no assurance that the Corporation, its suppliers and customers will be fully Year 2000 compliant by January 1, 2000. The Corporation, therefore, could be adversely impacted by such things as loss of revenue, production delays, product failures, lack of third party readiness and other business interruptions. The ultimate effects on the Corporation or its suppliers or customers of not being fully Year 2000 compliant are not reasonably estimable. However, the Corporation believes its Year 2000 remediation and contingency planning efforts, together with the diverse nature of its businesses, help reduce the potential impact of non-compliance to levels which will not have a material adverse impact on its financial position, results of operations or cash flows.


     CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

  This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. These forward-looking statements are intended to provide Management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe", "expect", "plans", "strategy", "prospects", "estimate", "project", "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

 . the effect of economic downturns or growth in particular regions
 . the effect of changes in the level of activity in particular industries or markets
 . the anticipated uses of cash
 . the scope or nature of acquisition activity
 . prospective product developments
 . cost reduction efforts
 . the outcome of contingencies
 . the impact of Year 2000 compliance problems.

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

                        UNITED TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

Item 1 - Legal Proceedings

  As previously reported, in June 1992 the Department of Justice filed a civil False Claims Act complaint in the United States District Court for the District of Connecticut, No. 592CV375, against Sikorsky Aircraft alleging that the Government was overcharged by nearly $4 million in connection with the pricing of parts supplied for the reconditioning of the Navy's Sea King helicopter. The complaint sought treble damages plus a $10,000 penalty for each false claim submitted. The bench trial in this matter was concluded in August 1997. On
June 3, 1999, the court entered judgment on all counts for Sikorsky. Prior to commencement of this case, Sikorsky conceded liability for certain undisclosed quotes received from a supplier, and the judge awarded the Government approximately $305,000 (including interest) directly associated with this issue. The period within which the Government could file an appeal in this matter expired on August 6, 1999 and this matter is therefore considered terminated.

  Except as noted above, there have been no material developments in legal proceedings during the quarter ended September 30, 1999. For a description of previously reported legal proceedings, refer to Part I, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10-K for calendar year 1998 and Part II, Item 1 - Legal Proceedings of the Corporation's Reports on Form 10-Q for the quarters ended March 31 and June 30, 1999.



Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (12) Statement re: computation of ratio of earnings to fixed charges.*
     (15) Letter re: unaudited interim financial information.*
     (27) Financial data schedule.*


     *Submitted electronically herewith.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  October 27, 1999       By: /s/ David J. FitzPatrick
                               David J. FitzPatrick
                               Senior Vice President and
                               Chief Financial Officer


Dated:  October 27, 1999       By: /s/ Jay L. Haberland
                               Jay L. Haberland
                               Vice President and Controller


Dated:  October 27, 1999       By: /s/ William H. Trachsel
                               William H. Trachsel
                               Senior Vice President, General Counsel and
                               Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                                 EXHIBIT INDEX



Exhibit 12- Statement re: computation of ratio of earnings to fixed charges. *

Exhibit 15- Letter re: unaudited interim financial information. *

Exhibit 27- Financial data schedule.*





*Submitted electronically herewith.