Form 10-K
period 1999-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2000-02-14
CIK 101829

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X. No__.

At January 31, 2000, there were 474,095,813 shares of Common Stock outstanding; the aggregate market value of the voting Common Stock held by non-affiliates at January 31, 2000 was approximately $25,036,042,406. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Portions of the United Technologies Corporation 1999 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV hereof; and (2) Portions of the United Technologies Corporation Proxy Statement for the 2000 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

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

                     Index to Annual Report
                        on Form 10-K for
                  Year Ended December 31, 1999

PART I                                                     Page

Item 1.   Business ..................................        3

Item 2.   Properties ................................       13

Item 3.   Legal Proceedings .........................       13

Item 4.   Submission of Matters to a Vote of Security
          Holders ...................................       15

-----     Executive Officers of the Registrant ......       15

PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters ...............       16

Item 6.   Selected Financial Data ...................       16

Item 7.   Management's Discussion and Analysis of
          Results of Operations and Financial Position      17

Item 7A.  Quantitative and Qualitative Disclosures About    17
          Market Risk ...............................

Item 8.   Financial Statements and Supplementary Data       17

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ....       17

PART III

Item 10.  Directors and Executive Officers of the
          Registrant ................................       17

Item 11.  Executive Compensation ....................       17

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management .....................       18

Item 13.  Certain Relationships and Related Transactions    18

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K .......................       18

Item 1.    Business

   United Technologies Corporation was incorporated in Delaware in 1934.
Growth is attributable to acquisitions and the internal development of existing businesses of the Corporation.*

   Management's Discussion and Analysis of the Corporation's Results of Operations and Financial Position at December 31, 1999, with comparisons of 1999 to 1998 and 1998 to 1997, as well as Selected Financial Data for each year in the five year period ended December 31, 1999 are set forth on pages 1 through 9 of the Corporation's 1999 Annual Report to Shareowners. Whenever reference is made in this Form 10-K to specific pages in the 1999 Annual Report to Shareowners, such pages are incorporated herein by reference.

                       Operating Segments

   The Corporation conducts its business through four principal operating segments. The Corporation's operating segments are comprised of groups of operating companies and, in two cases, also include a division of the parent corporation. The management of each segment or component thereof has general operating autonomy over diversified products and services. The operating segments and their respective principal products are as follows:

Operating Segment      Principal Products

Otis                   --Otis elevators, escalators, automated
                       people movers and service.

Carrier --Carrier heating, ventilating and air conditioning ("HVAC") systems and equipment, transport and commercial refrigeration equipment, aftermarket service and components.

Pratt & Whitney        --Pratt & Whitney aircraft engines, parts,
                       service and space propulsion.

Flight Systems         --Sikorsky helicopters, parts and service.
                       --Hamilton Sundstrand aerospace and
                       industrial products, including aircraft
                       electrical and power distribution systems, engine and flight controls, auxiliary power units, environmental control systems and propeller systems (aerospace), and air compressors, metering devices, fluid handling equipment and enclosed gear drives
                       (industrial).

   On May 4, 1999, the Corporation sold its former UT Automotive unit. For further discussion of the sale of UT Automotive, see Management's Discussion and Analysis of the Corporation's Results of Operations at page 4 and Note 2 of Notes to Consolidated Financial Statements on page 16 of the Corporation's 1999 Annual Report to Shareowners.

   On June 10, 1999, the Corporation completed the acquisition of Sundstrand Corporation. Sundstrand Corporation was merged with a wholly-owned subsidiary of the Corporation, which was renamed Hamilton Sundstrand Corporation. Hamilton Sundstrand Corporation and the former Hamilton Standard division are operated as part of the Flight Systems segment.

   Segment financial data for the years 1997 through 1999, including financial information about foreign and domestic operations and export sales, is included in Note 15 of Notes to Consolidated Financial Statements on pages 24 through 26 of the Corporation's 1999 Annual Report to Shareowners.
__________
* "Corporation," unless the context otherwise requires, means United Technologies Corporation or UTC and its subsidiaries.

          Description of Business by Operating Segment

   The following description of the Corporation's business by operating segment should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Position appearing in the Corporation's 1999 Annual Report to Shareowners, especially the information contained therein under the heading "Business Environment."

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

   In December 1999, Otis completed the formation of LG Otis Elevator Company, a company established in Korea with LG Electronics, Inc. LG Otis Elevator Company acquired the elevator business of the Building Facilities Group of LG Industrial Systems Co. Inc. The Corporation has an 80% equity interest in LG Otis Elevator Company and it will be operated as part of the Otis segment.

   Otis provides maintenance services for a substantial portion of the elevators and escalators which it sells and also services elevators and escalators of other manufacturers. Otis conducts its business principally through various subsidiaries and affiliated companies worldwide. In some cases, consolidated subsidiaries and affiliates have significant minority interests.
In addition, as part of its global growth strategy, Otis has made investments and continues to invest in markets worldwide, including those in Central and Eastern Europe (such as Russia and Ukraine) and Asia (such as the People's Republic of China and South Korea). Otis' investments in many of these markets carry a higher level of currency, political and economic risk than investments in developed markets.

   Otis' business and operations worldwide can be affected by changes in economic, industrial, political and international conditions, including changes in interest rates (which can affect demand for elevators, escalators and services); changes in legislation and in government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings); changes in technology; changes in the level of construction activity; changes in currency exchange rates; changes in labor costs (which can impact service and maintenance margins on installed elevators and escalators); and competition from a large number of companies, including other major domestic and foreign manufacturers and service providers. The principal methods of competition are price, delivery schedule, product performance and service. Otis' products and services are sold principally to builders and building contractors and owners.

   Revenues generated by Otis' international operations were 78 and 81 percent of total Otis segment revenues in 1999 and 1998, respectively. At December 31, 1999, the Otis business backlog amounted to $3,782 million as compared to $3,459 million at December 31, 1998. Substantially all of the business backlog at December 31, 1999 is expected to be realized as sales in 2000.

Carrier
   Carrier is the world's largest manufacturer of heating, ventilating and air conditioning systems and equipment. Carrier also participates in the commercial and transport refrigeration businesses, and provides aftermarket service and components for its products. In 1997, Carrier expanded into the U.S. commercial refrigeration business by acquiring Ardco, Inc. and Tyler Refrigeration Corporation, two U.S.-based manufacturers of commercial refrigeration equipment. In August 1999, Carrier expanded its North American presence in residential and light commercial heating and air conditioning equipment by acquiring International Comfort Products Corporation.

   In April 1999, Carrier formed an alliance with Toshiba Corporation to combine and coordinate certain air conditioning manufacturing and distribution operations. Toshiba's Air Conditioning Equipment Division was transferred to Toshiba Carrier Corporation, a company based in Japan owned 40% by Carrier and 60% by Toshiba. Carrier's existing Japanese subsidiary, Toyo Carrier, also became part of this company. Carrier and Toshiba Carrier Corporation formed manufacturing joint ventures in the U.K., with Carrier holding a majority interest, and in Thailand with Carrier and Toshiba Carrier owning equal interests. Toshiba transferred its air conditioning manufacturing operations in both countries to these new joint ventures. Carrier also combined Toshiba's HVAC sales organizations with Carrier's existing operations, and Carrier will complement its current line of products by offering Toshiba branded HVAC products globally.

   The products manufactured by Carrier include chillers and airside equipment, commercial unitary systems, residential split systems (cooling only and heat pump), duct-free split systems, window and portable room air conditioners and furnaces, as well as transport refrigeration and commercial refrigeration equipment.

   As part of its global growth strategy, Carrier has made investments and continues to invest in markets worldwide, including those in Asia (such as the People's Republic of China) and Latin America. Carrier's investments in many of these markets carry a higher level of currency, political and economic risk than investments in developed markets. Carrier's business and operations worldwide can be affected by changes in economic, industrial, political, international and climate conditions, including changes in interest rates (which can affect demand for its products); changes in legislation and government regulations (including those relating to refrigerants and their effect on global environmental conditions); changes in technology; changes in the level of construction activity; changes in currency exchange rates; changes in regulations related to capital contributions, currency conversion and repatriation of earnings; and competition from a large number of companies, including other major domestic and foreign manufacturers. The principal methods of competition are price, product performance, delivery schedule and service.

   Carrier's products and services are sold principally to builders, building contractors and owners, residential homeowners, shipping and trucking companies, supermarkets and food service companies. Sales are made both directly to the customer and by or through manufacturers' representatives, distributors, dealers, individual wholesalers and retail outlets.

   Revenues generated by Carrier's international operations, including U.S. export sales, were 48 percent and 52 percent of total Carrier segment revenues in 1999 and 1998, respectively. At December 31, 1999, the Carrier business backlog amounted to $978 million, as compared to $1,007 million at December 31, 1998. Substantially all of the business backlog at December 31, 1999 is expected to be realized as sales in 2000.

Pratt & Whitney and Flight Systems
   The Corporation's Pratt & Whitney and Flight Systems operating segments produce aerospace and defense products. Sales of aerospace and defense products are subject to changes in technology; lengthy and costly development cycles; the effects of continuing consolidation within the aerospace and defense industry; heavy dependence on a small number of products and programs; changes in legislation and in government procurement and other regulations and procurement practices; procurement preferences and policies of some foreign customers which require in-country manufacture through offset programs (where in-country purchases and financial support projects are required as a condition to obtaining orders) or other arrangements; substantial competition from major domestic manufacturers and from foreign manufacturers (whose governments sometimes provide direct and indirect research and development assistance, marketing subsidies and other assistance for their commercial products); and changes in economic, industrial and international conditions. In addition, the financial performance of these two segments can be affected in a number of respects by the general level of activity and performance of the commercial airline industry and the aviation industry.

   The principal methods of competition in the Corporation's aerospace and defense businesses are price, product performance, service, delivery schedule and other terms and conditions of sale, including fleet introductory allowances and performance and operating cost guarantees, and the participation by the Corporation and its finance subsidiaries in customer financing arrangements in connection with sales of commercial jet engines and helicopters. Fleet introductory allowances are discounts and other financial incentives offered by the Corporation to encourage airline and other customers to purchase engines. Engine purchases are expected to lead to the purchase of parts and services to support the engines. Engine selections by airlines and other operators can therefore have a significant impact on subsequent sales of spare parts and maintenance services.

   Sales of military products are affected by defense budgets (both in the U.S. and, to some extent, abroad), U.S. foreign policy and the presence of competition. Military spare parts sales are also affected to some extent by the policies of the U.S. and certain foreign governments of purchasing certain parts from suppliers other than the original equipment manufacturers.

Pratt & Whitney
   Pratt & Whitney is one of the world's leading producers of large turbofan
(jet) engines for commercial and military aircraft and small gas turbine engines for business, regional/commuter and general aviation aircraft. Pratt & Whitney provides overhaul and repair services and spare and replacement parts for the engines it produces, as well as overhaul and repair services and fleet management services for many models of commercial and military jet and gas turbine engines. In addition, Pratt & Whitney produces liquid rocket propulsion systems and solid rocket motors for the United States Department of Defense, the National Aeronautics and Space Administration ("NASA") and commercial satellite launch programs. Pratt & Whitney also produces industrial gas turbines.

   Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney sales in the U.S. and Canada are made directly to the customer and, to a limited extent, through independent distributors. Other export sales are made with the assistance of an overseas network of independent foreign representatives. Sales to the Boeing Company ("Boeing") and Airbus Industrie ("Airbus"), consisting primarily of sales of commercial aircraft jet engines selected by airlines and other aircraft operators, amounted to 30 percent of total Pratt & Whitney revenues in 1999, before taking into account any discounts or financial incentives offered to such airlines or operators. Pratt & Whitney's major competitors in the sale of engines are the aircraft engine businesses of General Electric Company ("GE") and Rolls-Royce plc.

   Pratt & Whitney currently produces three families of large commercial jet engines; the JT8D-200, the PW2000 series and the PW4000 series. Pratt & Whitney's JT8D-200 series engines power the Boeing MD-80 aircraft. Applications for the PW2000 series include the Boeing 757-200/PF aircraft and the Iluyshin IL-96 aircraft. Pratt & Whitney's PW4000 engine family powers the Airbus A310-300, A300-600 and A330-200/300 series; the Boeing 747-400, 767-200/300 and 777-
200/300 series of aircraft; and the Boeing MD-11 aircraft. Boeing's Douglas Products Division has announced that it has phased-out the MD-80 aircraft program with the final delivery in December 1999. Boeing has also announced that MD-11 aircraft production will be phased-out with the final delivery in 2000.

   Pratt & Whitney has entered into a Memorandum of Understanding with Airbus to develop, certify, market and sell PW6000 series engines for installation on the Airbus A318 aircraft under development. Pratt & Whitney currently expects to obtain FAA certification for the PW6000 engine during the fourth quarter of 2001. Airbus has announced that the A318 aircraft is currently expected to enter service in the fourth quarter of 2002. Management cannot predict with certainty when and in what quantities Pratt & Whitney will produce PW6000 engines.

   IAE International Aero Engines AG, a Swiss corporation in which Pratt & Whitney has a 33 percent interest, markets and supports the V2500 engine. Applications for the V2500 engine include Airbus' A319, A320 and A321 aircraft and Boeing's MD-90. Boeing has announced that MD-90 production will be phased out with final deliveries during the first quarter of 2000.

   In the case of many commercial aircraft today, aircraft manufacturers offer their customers a choice of engines, giving rise to competition among engine manufacturers at the time of the sale of aircraft. This competition is intense, particularly where new commercial airframe/engine combinations are first introduced to the market and into the fleets of individual airlines. Financial incentives granted by engine suppliers, performance and operating cost guarantees and maintenance agreements are frequently important factors in such sales and can be substantial. (For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4 and 13 of Notes to Consolidated Financial Statements at pages 17 and 23 of the Corporation's 1999 Annual Report to Shareowners.)

   In view of the global nature of the commercial aircraft industry and the risk and cost associated with launching new engine development programs, Pratt & Whitney has developed strategic alliances and collaboration arrangements on commercial engine programs in which costs, revenues and risks are shared. At December 31, 1999, the percentages of these items shared by other participants in these alliances were approximately as follows: 24 percent of the JT8D-200 series engine program, 29 percent of the PW2000 series engine program, 14 percent of the 94 and 100 inch fan models of the PW4000, 26 percent of the PW4084 and PW4090 models and 24 percent of the PW4098 model.

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

   In 1999, as part of its plans to expand its range of aftermarket products and services, Pratt & Whitney acquired Cade Industries, Inc. and the operations of Dallas Aerospace, Inc. Cade manufactures and repairs composite component parts for propulsion systems and airframes, and designs, manufactures and services jet engine test facilities. Dallas Aerospace is an aftermarket supplier of engines, engine parts, and engine management and leasing services.

   Pratt & Whitney currently produces two military aircraft engines, the F100 (powering F-15 and F-16 fighter aircraft) and the F117 (powering C-17 transport aircraft). All of Pratt & Whitney's F100 and F117 sales contracts are with the United States Air Force ("USAF") or with foreign governments.

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

   Pratt & Whitney Space Propulsion ("SP") produces hydrogen fueled rocket engines for commercial and U.S. Government space applications and advanced turbo pumps for NASA's Space Shuttle program. SP, together with NPO Energomash, is providing a new Lox-Kerosene RD-180 booster engine for two launch vehicles being marketed by Lockheed Martin. Chemical Systems, a unit of SP, manufactures solid fuel propulsion systems and booster motors for commercial and civil applications and several U.S. military launch vehicles and missiles.

   Gas turbine engines manufactured by Pratt & Whitney Canada, including various turbofan, turboprop and turboshaft engines, are used in a variety of aircraft including six to eighty passenger class business and regional/commuter airline aircraft, general aviation aircraft and light and medium helicopters. Pratt & Whitney Canada also provides engine maintenance services worldwide.

   Revenues from Pratt & Whitney's international operations, including U.S. export sales, were 48 percent and 52 percent of total Pratt & Whitney segment revenues in 1999 and 1998, respectively. Such operations are subject to local government regulations (including regulations relating to capital contributions, currency conversion and repatriation of earnings) as well as to varying political and economic risks.

   At December 31, 1999, the business backlog for Pratt & Whitney amounted to $8,256 million, including $1,394 million of U.S. Government funded contracts and subcontracts, as compared to $8,415 million and $1,808 million, respectively, at December 31, 1998. Of the total Pratt & Whitney business backlog at December 31, 1999, approximately $3,459 million is expected to be realized as sales in 2000. Significant elements of Pratt & Whitney's business, such as spare parts sales for engines in service, generally have short lead times. Therefore, backlog may not be indicative of future demand. Also, since a substantial portion of the backlog for commercial customers is scheduled for delivery beyond 2000, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled.

Flight Systems
   The Corporation's Flight Systems business is conducted through Sikorsky Aircraft and Hamilton Sundstrand.

   Sikorsky is one of the world's leading manufacturers of military and commercial helicopters and the primary supplier of transport helicopters to the U.S. Army. All branches of the U.S. military operate Sikorsky helicopters. Sikorsky also supplies helicopters to foreign governments and the worldwide commercial market. Sikorsky produces helicopters for a variety of uses, including passenger, utility/transport, cargo, anti-submarine warfare, search and rescue and heavy-lift operations. In addition to sales of new helicopters, Sikorsky's business base includes aftermarket revenue from spare parts sales, overhaul and repair contracts and service contracts. Other major helicopter manufacturers include Bell Helicopter Textron, Eurocopter, The Boeing Company, Agusta, GKN Westland Helicopters, Kazan Helicopter and Rostvertol.

   Current production programs at Sikorsky include the Black Hawk medium-transport helicopter for the U.S. and foreign governments; the CH-60 Fleet Combat Support helicopter for the U.S. Navy; the International Naval Hawk, a derivative of the U.S. Navy's Seahawk medium-sized helicopter for multiple naval missions; and the S-76 intermediate-sized helicopter for executive transport, offshore oil platform support, search and rescue, emergency medical service and other utility operations. Current production requirements for the CH-53E Super Stallion heavy-lift helicopter ended in 1999 after the last delivery to the U.S. Marine Corps. However, marketing efforts are continuing as there may be opportunities for sales of these aircraft to foreign governments.

   In July 1997, Sikorsky signed a multi-year contract with the U.S. Government to deliver 108 Black Hawk family helicopters from July 1997 through June 2002. Under the contract as it has been amended through December 1999, the purchase commitment has been increased to 134 helicopters. As of December 31, 1999, 110 Black Hawk helicopters have been delivered under the contract. The U.S. Government has periodically identified requirements for additional Black Hawk family helicopters. Sikorsky is currently working with the U.S. Army to meet some of these recently identified additional requirements. However, these requirements are not firm commitments and management cannot predict with certainty whether, when and how many additional aircraft may be purchased.

   Declining Defense Department budgets make Sikorsky increasingly dependent upon expanding its international market position. During 1999, Sikorsky signed several contracts to sell helicopters to the Republic of Turkey, the largest of which was a contract to sell 50 Black Hawk aircraft. Twenty-two aircraft were delivered under these contracts with the Republic of Turkey in 1999. The remaining aircraft will be delivered through 2001.

   Sikorsky is engaged in development of the S-92 aircraft, a large cabin derivative of the Black Hawk helicopter, for commercial and military markets. A significant portion of the development is being carried out by companies in Brazil, the People's Republic of China, Japan, Spain and Taiwan under collaborative arrangements. Regulatory certification of the first S-92 is expected in 2001. While marketing efforts for the S-92 have commenced, management cannot predict with certainty whether, when, and in what quantities the S-92 will be produced.

   Sikorsky has a 50% interest in a joint venture with Boeing Helicopters for the development of the U.S. Army's next generation light attack and reconnaissance helicopter, the RAH-66 Comanche. The Boeing Sikorsky Team is performing under a cost reimbursement contract awarded in 1991. The first two prototype aircraft are undergoing flight testing. In addition, the team has delivered a proposal to the U.S. Army to initiate the next phase of the program to build 13 new production representative aircraft for testing and evaluation. Management cannot predict with certainty whether, when, and in what quantities the Comanche will be produced.

   During 1999, Sikorsky received a developmental contract to refurbish four of the U.S. Navy's Seahawks. There are more than 250 SH-60B, SH-60F and SH-60H aircraft in the Navy's fleet that could also be refurbished and upgraded into SH-60R aircraft. In addition, Sikorsky received its first contract for the development of the Cypher, an unmanned aerial vehicle, for a U.S. Marine Corps application. Management cannot predict with certainty whether, when and in what quantities these aircraft will be refurbished or produced.

   In 1999, Sikorsky acquired Associated Aircraft Group, an operator of Sikorsky helicopters, for the purpose of establishing a fractional share ownership program for S-76 helicopters.

   Hamilton Sundstrand is a global producer of aerospace and industrial products for diversified industries. Hamilton Sundstrand's principal aerospace systems, subsystems and components include electric power generating, distribution, management and control systems; fuel and special fluid pumps; engine control systems; gearboxes; actuation systems; ram air turbine emergency systems; auxiliary power units; environmental control systems; propeller systems; torpedo propulsion systems; launch vehicle hydraulic power units; and electronic controls and components. Hamilton Sundstrand's principal industrial products include enclosed gear drives; flexible shaft couplings; large ring gears; metering and specialty pumps; rotary screw industrial and portable air compressors; pneumatic tools; dryers and filters; high-speed centrifugal pumps and compressors and leak proof pumps.

   Hamilton Sundstrand is also the prime contractor for NASA's space suit/life support system and produces environmental control, life support, mechanical systems and thermal control systems for international space programs.

   Hamilton Sundstrand's aerospace products serve commercial, military, regional and general aviation, as well as space and undersea customers. Aftermarket services include spare parts, overhaul and repair and engineering and technical support. Hamilton Sundstrand aerospace products are sold directly to airframe manufacturers, the U.S. Government, aircraft operators and independent distributors. Hamilton Sundstrand sales of aerospace products to Boeing, including sales where the U.S. Government was the ultimate customer, were 7% of Flight Systems segment sales in 1999.

   Hamilton Sundstrand's industrial products serve a group of basic industries involved with raw material processing, bulk material handling and construction (including mining; metal and other material processing; hydrocarbon and chemical procession; water and waste water treatment). Hamilton Sundstrand industrial products are sold directly to end-users, through manufacturer representatives and distributors and through engineering contractors. Demand for Hamilton Sundstrand's industrial products is tied closely to the level of general economic activity because the industrial products are sold to other businesses that utilize them in their own manufacturing processes.

   Hamilton Sundstrand has competitors or potential competitors in both its aerospace and industrial businesses. Hamilton Sundstrand believes that its research and development, proprietary technology, and product and service reputations have been significant in maintaining its competitive standing. Price and delivery are also important methods of competition.

   Revenues generated by the Flight Systems segment's international operations, including export sales, were 41 percent and 40 percent of total Flight Systems segment revenues in 1999 and 1998, respectively. Such operations are subject to local government regulations (including regulations relating to capital conditions, currency conversion and repatriation of earnings) as well as to various political and economic risks.

   At December 31, 1999, the Flight Systems segment business backlog amounted to $3,930 million, including $1,011 million under funded contracts and subcontracts with the U.S. Government, as compared to $2,013 million and $1,030 million, respectively, at December 31, 1998. Of the total Flight Systems segment business backlog at December 31, 1999, approximately $2,629 million is expected to be realized as sales in 2000.

Other
   In July 1998, the Corporation reorganized its fuel cell business to include fuel cell systems for transportation applications, in addition to the existing stationary power plant industry. Oversight of this business is now provided by UTC directly. The results are included in the "Eliminations and Other" category for financial segment reporting in Note 15 of Notes to Consolidated Financial Statements on pages 24 to 26 of the Corporation's 1999 Annual Report to Shareowners.

                  Other Matters Relating to the Corporation's
                              Business as a Whole

Research and Development
   To maintain its competitive position, the Corporation spends substantial amounts of its own funds on research and development. Such expenditures, which are charged to income as incurred, were $1,292 million or 5.4 percent of total sales in 1999, as compared with $1,168 million or 5.1 percent of total sales in 1998 and $1,069 million or 5.1 percent of total sales in 1997. The Corporation also performs research and development work under contracts funded by the U.S. Government and other customers. Such contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Flight Systems segment, amounted to $1,044 million in 1999, as compared with $1,065 million in 1998 and $974 million in 1997.

Contracts, Other Risk Factors, Environmental and Other Matters
   Government contracts are subject to termination for the convenience of the Government, in which event the Corporation normally would be entitled to reimbursement for its allowable costs incurred plus a reasonable profit. Most of the Corporation's sales are made under fixed-price type contracts; only 5 percent of the Corporation's total sales for 1999 were made under cost-reimbursement type contracts.

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

   The Corporation is now, and believes that in light of the current government contracting environment it will be, the subject of one or more government investigations. See Item 3 - Legal Proceedings at pages 13 through 15 of this Form 10-K for further discussion.

   The diversification of the Corporation's businesses across industries and geographically throughout the world has helped to limit in varying degrees the effect of adverse conditions in any one industry or the economy of any country or region on the consolidated results of the Corporation. There can be no assurance, however, that the effect of adverse conditions in one or more industries or regions will be limited or offset in the future.

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

   The Corporation has sought cost reductions in its purchases of certain other materials, components, and supplies by consolidating its purchases and reducing the number of suppliers. In some instances, the Corporation is reliant upon a single source of supply. A disruption in deliveries from its suppliers, therefore, could have an adverse effect on the Corporation's ability to meet its commitments to customers. The Corporation believes that it has appropriately balanced the risks against the costs of sustaining a greater number of suppliers.

   The Corporation does not foresee any unavailability of materials, components, or supplies which will have any material adverse effect on its overall business, or on any of its business segments, in the near term.

   The Corporation does not anticipate that compliance with current federal, state and local provisions relating to the protection of the environment will have a material adverse effect upon its cash flows, competitive position, financial position or results of operations. (Environmental matters are the subject of certain of the Legal Proceedings described in Item 3 - Legal Proceedings at pages 13 to 15 of this Form 10-K, and are further addressed in Management's Discussion and Analysis of Results of Operations and Financial Position at page 8 and Notes 1 and 14 of Notes to Consolidated Financial Statements at pages 16 and 24 of the Corporation's 1999 Annual Report to Shareowners.)

   Most of the laws governing environmental matters include criminal provisions. If the Corporation were convicted of a violation of the federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation would be listed on the Environmental Protection Agency's ("EPA") List of Violating Facilities. The listing would continue until the EPA concluded that the cause of the violation had been cured. Any listed facility cannot be used in performing any U.S. Government contract awarded to the Corporation during any period of listing by the EPA.

   While the Corporation's patents, trademarks, licenses and franchises are cumulatively important to its business, the Corporation does not believe that the loss of any one or group of related patents, trademarks, licenses or franchises would have a material adverse effect on the overall business of the Corporation or on any of its operating segments.

   A discussion of the Corporation's efforts to modify computer systems for the transition to the year 2000, is included in Management's Discussion and Analysis of Results of Operations and Financial Position under the heading "Year 2000" on page 8 of the Corporation's 1999 Annual Report to Shareowners.

   A discussion of the potential impact on the Corporation of the introduction of the "euro" as a common currency of the member countries of the European Economic and Monetary Union is included in Management's Discussion and Analysis of Results of Operations and Financial Position under the heading "Euro Conversion" on page 8 of the Corporation's 1999 Annual Report to Shareowners.

Cautionary Note Concerning Factors That May Affect Future Results
   This report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide Management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

 . Future earnings and other measurements of financial performance
 . Future cash flow and uses of cash
 . The effect of economic downturns or growth in particular regions
 . The effect of changes in the level of activity in particular industries or markets
 . The scope, nature or impact of acquisition activity
 . Product developments and new business opportunities
 . Restructuring costs and cost reduction efforts
 . The outcome of contingencies
 . The impact of Year 2000 issues
 . The transition to the use of the euro as a currency.

   All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Annual Report on Form 10-K for 1999 includes important information as to risk factors in the "Business" section under the headings "Description of Business by Operating Segment," "Other Matters Relating to the Corporation's Business as a Whole" and "Legal Proceedings." Additional important information as to risk factors is included in the Corporation's 1999 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment," "Restructuring and Other Costs," "Year 2000" and "Euro Conversion," which is incorporated by reference in this Form 10-K. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

Employees
   At December 31, 1999, the Corporation's total employment was approximately 148,300. For discussion of the effects of the Corporation's restructuring actions on employment, see Management's Discussion and Analysis of the Corporation's Results of Operations at pages 4 to 6 and Note 11 to the Consolidated Financial Statements at pages 21 to 22 of the Corporation's 1999 Annual Report to Shareowners.

Item 2.    Properties

   The Corporation's fixed assets as of December 31, 1999 include the plants and warehouses described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The plants, warehouses, machinery and equipment in use as of December 31, 1999 are in good operating condition, are well maintained, and substantially all are in regular use. The Corporation considers the level of fixed assets capitalized as of December 31, 1999, suitable and adequate for the operations of each operating segment in the current business environment.

   The following square footage numbers are approximations. At December 31, 1999, the Corporation operated (a) plants in the U.S. which had 34.6 million square feet, of which 3.9 million square feet were leased; (b) plants outside the U.S. which had 20.8 million square feet, of which 3.2 million square feet were leased; (c) warehouses in the U.S. which had 6.4 million square feet, of which 4.2 million square feet were leased; and (d) warehouses outside the U.S. which had 6.0 million square feet, of which 3.2 million square feet were leased.

   For discussion of the effect of the Corporation's restructuring actions on production facilities, see Management's Discussion and Analysis of the Corporation's Results of Operations at pages 4 to 6 and Note 11 to the Consolidated Financial Statements at pages 21 to 22 of the Corporation's 1999 Annual Report to Shareowners.

   Management believes that the facilities in operation at December 31, 1999 for the production of its products are suitable and adequate for the business conducted therein, are being appropriately utilized consistent with experience and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. The Corporation continuously reviews its anticipated requirements for facilities and, based on that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

Item 3.    Legal Proceedings

     As previously reported, the Department of Defense and the Corporation are litigating whether Pratt & Whitney's accounting practices for certain engine parts are acceptable. The litigation, filed with the Armed Services Board of Contract Appeals ("ASBCA"), No. 47416 et al., relates to the accounting for engine parts produced by foreign companies under commercial engine collaboration programs from 1984 through 1995. The Government initially claimed damages of $260.3 million, of which $102.7 million was interest. Pratt & Whitney believes its accounting practices are proper and has not modified them. If the Government prevails, damages could be larger than initially claimed because interest continues to accrue and the complaint could be amended to include the period after 1995. In March and April 1998, the matter was tried before an ASBCA judge. A decision is not expected for a number of months.

   As previously reported, a jury in Chromalloy Gas Turbine Corporation v. United Technologies Corporation, No. 95-CI-12541, a Texas state action, found that Pratt & Whitney did not monopolize any relevant market but did willfully attempt to monopolize an unspecified market. In May 1997, the court entered a Final Judgment denying Chromalloy's request for damages, injunctive relief and declaratory relief. In October 1998, the Texas Fourth Court of Appeals affirmed the decision of the trial court, declining to grant injunctive relief to Chromalloy. In November 1999, the appellate court denied Chromalloy's motions for rehearing and rehearing en banc.

     As previously reported, the Corporation has been served with a number of qui tam complaints under the civil False Claims Act in the United States District Court for the District of Connecticut: U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No.394CV00963 (filed July 1997, and involving allegations of improper accounting for fixed assets); U.S. ex rel. Capella v. UTC and Norden Systems Inc., No. 394CV02063 (filed December 1994, and involving allegations of improper accounting for insurance costs); U.S. ex rel. Maloni v. UTC, No. 395CV02431 (filed in November 1995 and involving allegations of failing to implement an "Inspection Method Sheet Inspection System") and U.S. ex rel. Waldron v. UTC, No. 396CV02038 (filed in October 1996 and involving allegations of underestimating the costs of performing a cost-type development contract). The qui tam relator in each case has claimed unspecified damages (trebled) and penalties, and the Department of Justice in each case has declined to take over the litigation. The civil False Claims Act provides for penalties in a civil case of up to $10,000 per false claim submitted. The number of false claims implicated by the foregoing qui tam complaints cannot currently be ascertained; however, if determined adversely to the Corporation the number could result in significant penalties.

   As previously reported in the Corporation's Reports on Form 10-K for 1992 and 1998 and Form 10-Q for the Third Quarter of 1993, the Corporation entered into a Consent Decree in August of 1993 with the EPA and the Department of Justice in Docket Number H-90-715 (JAC) in the U.S. District Court for the District of Connecticut. Under the Consent Decree, the Corporation agreed to adopt programs to enhance the effectiveness of its environmental management systems, have an independent firm conduct an audit of 19 of its facilities in New England, and pay civil penalties for any non-compliance with environmental laws and regulations discovered during the audit. In November 1999, following completion of the audit of these 19 facilities, the Corporation agreed to pay $168,836 in civil fines and undertake environmental projects requiring expenditures of approximately $500,000.

   In March 1999, the Department of Justice filed a civil False Claims Act complaint against the Corporation in the United States District Court for the Southern District of Ohio (Western Division), No. C-3-99-093. This lawsuit, previously reported as a proceeding contemplated by the Government, is related to the "Fighter Engine Competition" between Pratt & Whitney's F100 engine and GE's F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The Government alleges that Pratt &Whitney inflated its estimated costs for purchased parts and withheld data that would have revealed the overstatements. The Government seeks damages of at least $75 million (some portion of which would be trebled plus penalties of up to $10,000 per claim submitted).

   The Corporation does not believe that resolution of any of the foregoing legal matters will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flows, or financial position.

   The Corporation is now, and believes that in light of the current government contracting environment it will be, the subject of one or more government investigations. If the Corporation or one of its business units were charged with wrongdoing as a result of any of these investigations, the Corporation or one of its business units could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the Corporation could be fined and debarred from new government contracting for a period generally not to exceed three years. Any contracts found to be tainted by fraud could be voided by the Government.

   The Corporation has incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. The Corporation believes that any payments it may be required to make as a result of these claims will not have a material effect upon the cash flows, competitive or financial position, or results of operations of the Corporation. The Corporation has had liability and property insurance in force over its history with a number of insurance companies, and the Corporation has commenced litigation seeking indemnity and defense under these insurance policies in relation to its environmental liabilities. Settlements to date, which have not been material, have been recorded upon receipt. While the litigation against the Corporation's historic liability insurers has concluded, the case against the Corporation's property insurers is continuing. (For information regarding the matters discussed in this paragraph, see "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Position at page 8 and Notes 1 and 14 of the Notes to Consolidated Financial Statements at pages 16 and 24 of the Corporation's 1999 Annual Report to Shareowners.)

Item 4.    Submission of Matters to a Vote of Security Holders

   No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 1999.

-----      Executive Officers of the Registrant

   The executive officers of United Technologies Corporation, together with the offices in United Technologies Corporation presently held by them, their business experience since January 1, 1995, and their ages, are as follows:

                                       Other Business               Age
Name             Title                 Experience                 2/1/00
                                       Since 1/1/95

Jonathan W.      President, Carrier    President, Carrier Asia      43
Ayers            Corporation           Pacific Operations; Vice
                 (effective 1/1/2000)  President-Strategic
                                       Planning, United
                                       Technologies
                                       Corporation; Principal-
                                       Morgan Stanley Corporate
                                       Finance

Ari Bousbib      Vice President,       Vice President,              38
                 Corporate Strategy    Strategic Planning (1997
                 and Development       -1999); Managing
                 (since 1999)          Director, The Strategic
                                       Partners Group; Partner,
                                       Booz, Allen & Hamilton.

Dean C. Borgman  President, Sikorsky   Senior Vice President,       58
                 Aircraft (since       The Boeing Company;
                 1998)                 President, McDonnell
                                       Douglas Helicopter
                                       Company

William L.       Senior Vice                                        57
Bucknall, Jr.    President, Human               -------
                 Resources &
                 Organization
                 (since 1992)

John F.          Senior Vice           Vice President, United       56
Cassidy, Jr.     President - Science   Technologies Research
                 and Technology        Center
                 (since 1998)

Louis Chenevert  President, Pratt &    Executive Vice               42
                 Whitney (since 1999)  President-Operations,
                                       Pratt & Whitney; Vice
                                       President - Operations,
                                       Pratt & Whitney Canada

George David     Chairman (since       President (1992-1999)        57
                 1997) and Chief
                 Executive Officer
                 (since 1994)

David J.         Senior Vice           Vice President and           45
FitzPatrick      President and Chief   Controller, Eastman
                 Financial Officer     Kodak Co.; Finance
                 (since 1998)          Director - Cadillac
                                       Luxury Car Division,
                                       General Motors Corp.

                                       Other Business               Age
Name             Title                 Experience                 2/1/00
                                       Since 1/1/95

Ruth R. Harkin   Senior Vice           President and Chief          55
                 President,            Executive Officer,
                 International         Overseas Private
                 Affairs and           Investment Corporation
                 Government
                 Relations, United
                 Technologies
                 Corporation and
                 Chair, United
                 Technologies
                 International (since
                 1997)

Karl J. Krapek   President and Chief   Executive Vice President     51
                 Operating Officer     (1997-1999) and
                 (since 1999)          President, Pratt &
                                       Whitney
                                       (1992-1999)

Ronald F.        President, Hamilton   Executive Vice               59
McKenna          Sundstrand            President, Sundstrand
                 Corporation (since    Corporation and Chief
                 1999)                 Operating Officer,
                                       Sundstrand Aerospace

Angelo J.        Vice President,       Director, Financial          46
Messina          Financial Planning    Planning and Analysis,
                 and Analysis          United Technologies
                 (since 1998)          Corporation; Vice
                                       President, Strategic
                                       Planning, Pratt &
                                       Whitney; Director,
                                       Investor Relations,
                                       United Technologies
                                       Corporation

Stephen F. Page  Executive Vice        Executive Vice President     60
                 President, United     and Chief Financial
                 Technologies          Officer, United
                 Corporation and       Technologies Corporation
                 President and Chief
                 Executive Officer,
                 Otis Elevator
                 (since 1997)

Gilles A. H.     Vice President -      Vice President and Chief     53
Renaud           Treasurer             Financial Officer,
                 (since 1996)          Carrier Corporation

William H.       Senior Vice           Vice President,              56
Trachsel         President, General    Secretary and Deputy
                 Counsel and           General Counsel
                 Secretary
                 (since 1998)

     All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

   See Comparative Stock Data appearing on page 26 of the Corporation's 1999 Annual Report to Shareowners containing the following data relating to the Corporation's Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends. All such data are incorporated by reference in this Form 10-K.

Item 6.    Selected Financial Data

   See the Five Year Summary appearing on page 1 of the Corporation's 1999 Annual Report to Shareowners containing the following data: revenues, net income, basic and diluted earnings per share, cash dividends per common share, total assets and long-term debt. All such data are incorporated by reference in this Report. See Notes to Consolidated Financial Statements appearing on pages 15 to 26 of the Corporation's 1999 Annual Report to Shareowners for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in such Five Year Summary.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position

   See Management's Discussion and Analysis of Results of Operations and Financial Position appearing on pages 2 through 9 of the Corporation's 1999 Annual Report to Shareowners; such discussion and analysis is incorporated by reference in this Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

   For information concerning market risk sensitive instruments, see discussion under the headings "Foreign Currency and Interest Rate Risk Management" in Management's Discussion and Analysis of Results of Operations and Financial Position on pages 7 to 8 and "Hedging Activity" at Note 1 and Notes 12 and 13 on pages 15 to 16 and 22 to 23 of the Corporation's 1999 Annual Report to Shareowners. Such information is incorporated by reference in this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

   The 1999 and 1998 Consolidated Balance Sheet, and other financial statements for the years 1999, 1998 and 1997, together with the report thereon of PricewaterhouseCoopers LLP dated January 19, 2000, appearing on pages 10 through 14 in the Corporation's 1999 Annual Report to Shareowners are incorporated by reference in this Form 10-K.

   The 1999 and 1998 Selected Quarterly Financial Data appearing on page 26 in the Corporation's 1999 Annual Report to Shareowners are incorporated by reference in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   None.

Item 10.   Directors and Executive Officers of the Registrant

   The information required by Item 10 with respect to directors is incorporated herein by reference to the section of the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareowners entitled "General Information Concerning the Board of Directors-Nominees." Information regarding executive officers is contained in Part I of this Form 10-K under the heading "Executive Officers." Information concerning Section 16(a) compliance is contained in the section of the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareowners entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.   Executive Compensation

   The information required by Item 11 is incorporated herein by reference to the sections of the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareowners entitled "Report of Committee on Compensation and Executive Development" and "Compensation of Executive Officers." Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated herein by reference to the section of the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareowners entitled "Security Ownership of Directors, Nominees and Executive Officers."

Item 13.   Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated herein by reference to the section of the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareowners entitled "Compensation of Executive Officers--Certain Business Relationships."

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


  (a) Financial Statements, Financial Statement
      Schedules and Exhibits

     (1)Financial Statements (incorporated by           Page Number
        reference from the 1999 Annual Report to         in Annual
        Shareowners):                                      Report

          Report of Independent Accountants .........        10

          Consolidated Statement of Operations for
          the Three Years ended December 31, 1999 ...        11

          Consolidated Balance Sheet--December 31,
          1999 and 1998 .............................        12

          Consolidated Statement of Cash Flows for
          the Three Years ended December 31, 1999 ...        13

          Notes to Consolidated Financial Statements         15

          Selected Quarterly Financial Data
          (Unaudited) ...............................        26


     (2)Financial Statement Schedule For the Three	  Page Number
        Years Ended December 31, 1999:			  in Form 10-K

          Report of Independent Accountants on
          Financial Statement Schedule ..............       S-I

          Schedule II Valuation and Qualifying
          Accounts ..................................       S-II

          Consent of Independent Accountants ........       F-1

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (3)Exhibits:

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

          10.2 United Technologies Corporation Annual Executive Incentive Compensation Plan, as amended.*

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

          10.7    United Technologies Corporation Deferred
                  Compensation Plan, as amended.*

          10.8 Otis Elevator Company Incentive Compensation Plan, incorporated by reference to Exhibit 10(viii) to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

          Exhibit Number
          10.9    United Technologies Corporation Directors
                  Retirement Plan, as amended.*

          10.10 United Technologies Corporation Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(x) to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

          10.11 United Technologies Corporation Long Term Incentive Plan, as amended.*

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

          10.14 United Technologies Corporation Board of Directors Deferred Stock Unit Plan.*

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

          10.17   United Technologies Corporation Nonemployee
                  Director Stock Option Plan.*

          10.18 Merger Agreement, dated as of February 21, 1999, among United Technologies Corporation, HSSail Inc. and Sundstrand Corporation, incorporated by reference to Exhibit 2.1 to United Technologies Corporation Report on Form 8-K (Commission file number 1-812) dated February 21, 1999 and filed with the SEC on February 23, 1999.

          10.19 Stock Purchase Agreement, dated as of March 16, 1999, by and between Nevada Bond Investment Corp. II and Lear Corporation, incorporated by reference to Exhibit 99.1 to United Technologies Corporation Report on Form 8-K (Commission file number 1-812) dated March 16, 1999 and filed with the SEC on March 19, 1999.

          10.20 Incentive compensation letter agreement dated December 21, 1998 and signed April 1, 1999 between the Corporation and C. Scott Greer, President of UT Automotive, incorporated by reference to Exhibit
                  10.1 to United Technologies Corporation Report on Form 10-Q (Commission file number 1-812) for the Quarter ended June 30, 1999.

          Exhibit Number
          11      Statement re: Computation of Per Share Earnings.**

          12      Statement re: Computation of Ratio of Earnings to
                  Fixed Charges.**

          13 Annual Report to Shareowners for year ended December 31, 1999 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareowners is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K).**

          21      Subsidiaries of the Registrant.**

          23 Consent of PricewaterhouseCoopers LLP, included as page F-1 of this Form 10-K.

          24 Powers of Attorney of Antonia Handler Chayes, Jean-Pierre Garnier, Charles R. Lee, Richard D.
                  McCormick, William J. Perry, Frank P. Popoff, Andre Villeneuve, and Harold A. Wagner.**

          27      Financial Data Schedule.**

          27.1    Restated Prior Periods' Financial Data Schedule.**

          27.2    Restated Prior Periods' Financial Data Schedule.**

          Notes to Exhibits List:

          * Incorporated by reference to Exhibit of the same number to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-
               812) for fiscal year ended December 31, 1995.

          **   Submitted electronically herewith.

          Exhibits 10.1 through 10.20 are contracts or compensatory plans required to be filed as exhibits pursuant to Item 14(c) of the requirements for Form
          10-K reports.

  (b) No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNITED TECHNOLOGIES CORPORATION
                             (Registrant)


                           By /s/ David J. FitzPatrick
                                  David J. FitzPatrick
Date:  February 14, 2000          Senior Vice President and
                                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature                    Title                  Date

/s/George David              Chairman, Director     February 14, 2000
George David                 and Chief Executive
                             Officer

/s/Karl J. Krapek            Director, President    February 14, 2000
Karl J. Krapek               and Chief Operating
                             Officer

/s/David J. FitzPatrick      Senior Vice            February 14, 2000
David J. FitzPatrick         President and
                             Chief Financial
                             Officer

/s/David G. Nord             Acting Controller      February 14, 2000
David G. Nord

ANTONIA HANDLER CHAYES*      Director    )
(Antonia Handler Chayes)
                                              *By: /s/William H. Trachsel
JEAN-PIERRE GARNIER*         Director    )           William H. Trachsel
(Jean-Pierre Garnier)                                 Attorney-in-Fact
                                               Date:  February 14, 2000
(Jamie S. Gorelick)          Director    )

Signature                    Title

CHARLES R. LEE*              Director    )
(Charles R. Lee)

RICHARD D. MCCORMICK*        Director    )
(Richard D. McCormick)

WILLIAM J. PERRY*            Director    )
(William J. Perry)
                                              *By:/s/William H. Trachsel
FRANK P. POPOFF*             Director    )           William H. Trachsel
(Frank P. Popoff)                                    Attorney-in-Fact
                                               Date: February 14, 2000
ANDRE VILLENEUVE *           Director    )
(Andre Villeneuve)

HAROLD A. WAGNER *           Director    )
(Harold A. Wagner)

(Sanford I. Weill)           Director    )

              REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
 of United Technologies Corporation

     Our audits of the consolidated financial statements referred to in our report dated January 19, 2000 appearing on page 10 of the 1999 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
January 19, 2000














                                S-I


      UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      Schedule II - Valuation and Qualifying Accounts
            Three Years Ended December 31, 1999
                   (Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 1996                    $      384
  Provision charged to income                        34
  Doubtful accounts written off (net)               (26)
  Other adjustments                                 (11)

Balance December 31, 1997                           381
  Provision charged to income                        67
  Doubtful accounts written off (net)               (32)
  Other adjustments                                 (21)

Balance December 31, 1998                           395
  Provision charged to income                        82
  Doubtful accounts written off (net)               (14)
  Other adjustments                                  56

Balance December 31, 1999                    $      519



Future Income Tax Benefits - Valuation
allowance:

Balance December 31, 1996                    $      305
  Additions charged to income tax expense            61
  Reductions credited to income tax expense         (89)

Balance December 31, 1997                           277
  Additions charged to income tax expense            35
  Reductions credited to income tax expense         (93)

Balance December 31, 1998                           219
  Additions charged to income tax expense            70
  Reductions credited to income tax expense         (56)

Balance December 31, 1999                    $      233


                            S-II

             CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 333-89041 and 333-91959), in the Registration Statement on Form S-4 (No. 333-77991) and in the Registration Statements on Form S-8 (Nos. 333-21853, 333-18743, 333-21851, 33-57769, 33-45440, 33-11255, 33-26580, 33-26627, 33-28974, 33-
51385, 33-58937, 2-87322, 333-77991 and 333-82911) of United Technologies
Corporation of our report dated January 19, 2000 appearing on page 10 of the 1999 Annual Report to Shareowners which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page S-I of this Form 10-K.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
February 14, 2000



                                     F-1