Form 10-Q
period 2000-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2000-04-28
CIK 101829

                              FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.

                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 2000



                                  OR



      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from____________________________to__________________________


Commission file number 1-812





                   UNITED TECHNOLOGIES CORPORATION


             DELAWARE                         06-0570975

          One Financial Plaza, Hartford, Connecticut  06103

                            (860) 728-7000




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X     .   No          .

At March 31, 2000 there were 470,520,367 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                     Quarter Ended March 31, 2000



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of                         1
       Operations for the quarters ended March
       31, 2000 and 1999
     Condensed Consolidated Balance Sheet at March               2
       31, 2000 and December 31, 1999
     Condensed Consolidated Statement of Cash                    3
       Flows for the quarters ended March 31,
       2000 and 1999
     Notes to Condensed Consolidated Financial                   4
       Statements
     Report of Independent Accountants                           9

  Item 2. Management's Discussion and Analysis of               10
     Results of Operations and Financial Position

  Item 3. Quantitative and Qualitative                          14
     Disclosures About Market Risk

Part II - Other Information

  Item 1. Legal Proceedings                                     16

  Item 6. Exhibits and Reports on Form 8-K                      16

Signatures                                                      17

Exhibit Index                                                   18

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Part 1 - Financial Information

  Item 1. Financial Statements

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                    Quarter Ended
                                                      March 31,
In Millions (except per share amounts)            2000           1999

Revenues:
   Product sales                            $     4,824    $     3,980
   Service sales                                  1,483          1,402
   Financing revenues and other income,
   net                                               83             60
                                                  6,390          5,442
Costs and expenses:
   Cost of products sold                          3,717          3,110
   Cost of services sold                            911            867
   Research and development                         314            274
   Selling, general and administrative              781            701
   Interest                                          86             55
                                                  5,809          5,007
Income from continuing operations before
   income taxes and minority interests              581            435
Income taxes                                        177            136
Minority interests                                   27             21
Income from continuing operations                   377            278
Discontinued operation:
   Income from operations of discontinued
    UT Automotive unit (net of applicable
    income tax provision of $15 in 1999)              -             30
Net income                                  $       377    $       308

Earnings per share of Common Stock:
  Basic:
   Continuing operations                    $       .78    $       .60
   Discontinued operation                             -            .07
   Net earnings                             $       .78    $       .67
  Diluted:
   Continuing operations                    $       .74    $       .57
   Discontinued operation                             -            .06
   Net earnings                             $       .74    $       .63

Dividends per share of Common Stock:        $       .20    $       .18

Average number of shares outstanding:
   Basic                                            473            451
   Diluted                                          511            492

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                 March 31,    December 31,
In Millions                                        2000           1999
                                                (Unaudited)

                                Assets

Cash and cash equivalents                       $       657    $       957
Accounts receivable, net                              4,298          4,337
Inventories and contracts in progress, net            3,641          3,504
Future income tax benefits                            1,505          1,563
Other current assets                                    268            266
   Total Current Assets                              10,369         10,627
Fixed assets                                         10,238         10,455
   Less:  Accumulated depreciation                    5,895          5,995
                                                      4,343          4,460
Goodwill                                              5,752          5,641
Other assets                                          3,737          3,638

   Total Assets                                 $    24,201    $    24,366

                 Liabilities and Shareowners' Equity

Short-term borrowings                           $       790    $       902
Accounts payable                                      2,080          1,957
Accrued liabilities                                   5,859          6,023
Long-term debt currently due                            229            333
   Total Current Liabilities                          8,958          9,215
Long-term debt                                        3,246          3,086
Future pension and postretirement benefit
obligations                                           1,623          1,601
Other long-term liabilities                           2,895          2,898

Series A ESOP Convertible Preferred Stock               795            808
ESOP deferred compensation                             (352)          (359)
                                                        443            449
Shareowners' Equity:
   Common Stock                                       4,301          4,227
   Treasury Stock                                    (3,478)        (3,182)
   Retained earnings                                  6,707          6,463
   Accumulated other non-shareowners'
     changes in equity                                 (494)          (391)
                                                      7,036          7,117

   Total Liabilities and Shareowners' Equity    $    24,201    $    24,366


See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                     Quarter Ended
                                                       March 31,
In Millions                                       2000           1999

Operating Activities:
   Income from continuing operations        $       377    $       278
   Adjustments to reconcile income from
    continuing operations to net cash
    flows provided by operating
    activities:
     Depreciation and amortization                  212            183
     Deferred income tax provision                   27             50
    Change in:
     Accounts receivable                             23           (108)
     Inventories and contracts in
       progress                                     (99)          (138)
     Accounts payable and accrued
       liabilities                                   21            201
     Other current assets                            (4)           (71)
    Other, net                                      (31)           (19)
     Net cash flows provided by
       operating activities                         526            376
Investing Activities:
   Capital expenditures                            (149)          (129)
   Investments in businesses                       (269)           (95)
   Dispositions of businesses                         -             43
   Increase in customer financing
    assets, net                                     (15)           (11)
   Other, net                                        40              6
     Net cash flows used in investing
       activities                                  (393)          (186)
Financing Activities:
   Issuance of long-term debt                       216              -
   Repayment of long-term debt                     (145)           (14)
   (Decrease) increase in short-term
    borrowings, net                                (122)            53
   Dividends paid on Common Stock                   (94)           (81)
   Repurchase of Common Stock                      (300)           (97)
   Other, net                                        13             55
     Net cash flows used in financing
       activities                                  (432)           (84)

     Net cash flows provided by
       discontinued operation                         -             30

Effect of foreign exchange rate changes
  on Cash and cash equivalents                       (1)           (29)

     Net (decrease) increase in Cash
       and cash equivalents                        (300)           107
Cash and cash equivalents, beginning of
  year                                              957            550
Cash and cash equivalents, end of
  period                                    $       657    $       657


See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The Condensed Consolidated Financial Statements at March 31, 2000 and for the quarters ended March 31, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 1999.

Non-Shareowners' Changes in Equity

  Non-shareowners' changes in equity includes all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners' changes in equity is provided below.

                                                    Quarter Ended
                                                      March 31,
                                                  2000           1999

   Net Income                               $       377    $       308
   Foreign currency translation, net                (29)           (78)
   Unrealized holding loss on
    marketable equity securities, net               (74)             -
                                            $       274    $       230

Investments in Businesses

  During the first quarter of 2000, the Corporation invested $269 million in businesses, including Carrier's purchase of the commercial refrigeration business of Electrolux AB. The assets and liabilities of the acquired businesses accounted for under the purchase method were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill and is being amortized over its estimated useful life. The results of operations of all acquired businesses have been included in the Condensed Consolidated Statements of Operations beginning on the effective date of each acquisition. The pro forma results, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Inventories and Contracts in Progress

                                       March 31,         December 31,
In Millions                              2000                1999

Inventories consist of
the following:
  Raw material                    $        713       $          702
  Work-in-process                        1,001                1,158
  Finished goods                         2,171                1,871
  Contracts in progress                  1,667                1,561
                                         5,552                5,292
Less:
  Progress payments, secured by
   lien, on U.S. Government
   contracts                              (145)                 (87)
  Billings on contracts
   in progress                          (1,766)              (1,701)
                                  $      3,641       $        3,504


Restructuring

   During 1999, the Corporation's operating segments initiated a variety of actions aimed at further strengthening their future profitability and competitive position. Those actions focused principally on rationalizing manufacturing processes and improving the overall level of organizational efficiency, including the removal of management layers. Restructuring charges accrued in 1999 were $842 million before income taxes and minority interests and will result in net reductions of approximately 15,000 salary and hourly employees and approximately 8 million square feet of facilities.

   The 1999 accrued costs were recorded across each of the Corporation's operating segments as follows:



In Millions

Otis                        $    178
Carrier                          182
Pratt & Whitney                  345
Flight Systems                   131
Other                              6
                            $    842

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  The following table summarizes the accrued costs associated with the 1999 restructuring actions by type and related activity through March 31, 2000:

                                        Accrued                      Accrued Exit &
                                       Severance                         Lease          Accrued Site
                                      and Related    Asset Write-     Termination      Restoration &
In Millions                              Costs           downs           Costs          Other Costs      Total

1999 Charges:
  Staff reductions                      $  433          $     -         $     -           $     -       $  433
  Facility closures                        149              160              44                56          409
Total accrued charges                      582              160              44                56          842
Adjustments                                  2                -               -                 -            2
1999 Adjusted                              584              160              44                56          844
Utilized to date:
  Cash                                    (199)               -              (3)              (16)        (218)
  Non-cash                                 (48)            (160)              -                 -         (208)
Balance at
  March 31, 2000                        $  337          $     -         $    41           $    40       $  418

  The 1999 accrued costs were recorded in cost of sales (87%) and selling, general and administrative expenses (13%) and related to:

 . Workforce reductions of  approximately 15,000 employees, primarily at Pratt  &
  Whitney  (5,200  employees),   Otis  (4,000  employees)  and  Carrier   (3,200
  employees)

 . Plant closings that will result in the reduction of approximately 8 million square feet of facilities, primarily at Pratt & Whitney (3 million square feet) and Carrier (2.9 million square feet), and charges associated with the write-down of property, plant and equipment to fair value, where fair value is based on appraised value, primarily at Pratt & Whitney ($70 million) and Carrier ($41 million).

  As of March 31, 2000, workforce reductions of approximately 7,600 employees were completed and approximately 1.4 million square feet were eliminated. The remaining workforce reductions and plant closings are planned to be substantially completed by December of this year.

  In the first quarter of 2000, the Corporation incurred additional costs of $43 million associated with the restructuring actions that were not accruable when the actions were initiated.

Contingent Liabilities

  There has been no significant change in the Corporation's material contingencies during 2000. Summarized below, however, are the matters previously described in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 1999.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

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

  As discussed above, the Corporation has accrued for the costs of environmental remediation activities and periodically reassesses these amounts. Management believes that losses materially in excess of amounts accrued are not resonably possible.

U.S. Government

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

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Earnings Per Share

                                                             Quarter Ended
                                                               March 31,

In Millions (except per                                   2000          1999
 share amounts)
Income from continuing operations                    $     377      $    278
Less:  ESOP Stock dividends                                 (8)           (8)
Basic earnings from continuing operations                  369           270
ESOP Stock adjustment                                        7             7
Diluted earnings from continuing operations          $     376      $    277

Income from discontinued operation,
 net of tax                                          $       -      $     30

Net income                                           $     377      $    308
Less:  ESOP Stock dividends                                 (8)           (8)
Basic earnings                                             369           300
ESOP Stock adjustment                                        7             7
Diluted earnings                                     $     376      $    307

Average shares:
 Basic                                                     473           451
 Stock awards                                               11            14
 ESOP Stock                                                 27            27
 Diluted                                                   511           492

Earnings per share of
 Common Stock:
 Basic:
  Continuing operations                              $     .78      $    .60
  Discontinued operation                                     -           .07
  Net earnings                                       $     .78      $    .67
 Diluted:
  Continuing operations                              $     .74      $    .57
  Discontinued operation                                     -           .06
  Net earnings                                       $     .74      $    .63


                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarter ended March 31, 2000 and 1999, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 19, 2000 appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters ended March 31, 2000, and 1999, the condensed consolidated statement of cash flows for the three months ended March 31, 2000 and 1999, and the condensed consolidated balance sheet as of March 31, 2000. This financial information is the responsibility of the company's management.

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

  We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of changes in shareowners' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 19, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
April 19, 2000

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Position


                         BUSINESS ENVIRONMENT

  The Corporation's operations are classified into four operating segments. Carrier and Otis serve customers in the commercial property and residential housing industries. Pratt & Whitney and the Flight Systems segment, which includes Sikorsky Aircraft and Hamilton Sundstrand, serve commercial and government customers in the aerospace industry.

  As worldwide businesses, the Corporation's operations are affected by global and regional economic factors. However, the diversity of the Corporation's businesses and global market presence has helped limit the impact of any one industry or the economy of any single country on the consolidated results.

  There  has   been  no  significant  change   in  the  Corporation's   business
environment during the first quarter of 2000. For discussion of the Corporation's business environment, refer to the discussions of "Business Environment," "Commercial Aerospace," and "Government Business" in the Management's Discussion and Analysis of Results of Operations and Financial Position in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 1999.

                   RESULTS OF CONTINUING OPERATIONS

  Consolidated revenues increased 17% to $6.39 billion in the first quarter of 2000 compared to $5.44 billion in the same period in 1999. Excluding the unfavorable impact of foreign currency translation, consolidated revenues increased 19% in the first quarter of 2000, 7% of which was attributable to the ongoing businesses of Otis and Carrier exclusive of recent acquisitions. The remaining increase was primarily due to the impact of acquisitions, including the acquisition of Sundstrand in the second quarter of 1999, International Comfort Products in the third quarter of 1999, LG Industrial Systems' Building Facilities Group ("LG Elevator") in the fourth quarter of 1999 and the refrigeration business of Electrolux AB during the first quarter of 2000. The revenue increase was partially offset by a decline at Pratt & Whitney.

  Gross margin as a percentage of sales increased 0.5 percentage points to 26.6% in the first quarter of 2000 compared to 26.1% in the same period of 1999 principally as a result of previous cost reduction actions.

  Research and development spending increased $40 million (15%) in the first quarter of 2000 compared to 1999, principally due to the inclusion of Sundstrand operations in the Flight Systems segment in the first quarter of 2000. As a percentage of sales, research and development was 5.0% in the first quarter of 2000 as compared to 5.1% in the same period of 1999. Research and development is expected to remain at approximately 5% of sales in 2000.

  Selling, general and administrative expenses increased $80 million (11%) in the first quarter of 2000 compared to 1999. The increase relates primarily to the impact of 1999 and 2000 acquisitions not reflected in the first quarter of 1999, including Sundstrand Corporation, International Comfort Products, and Electrolux, partially offset by benefits associated with previous cost reduction actions. As a percent of sales, these expenses were 12.4% in the first quarter of 2000 as compared to 13% in the same period of 1999.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  The effective income tax rate for the first quarter of 2000 was 30.5% compared to 31.3% for the first quarter of 1999. The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.

Restructuring and Other Costs

  As described in the Notes to the Condensed Consolidated Financial Statements, the Corporation's operating segments initiated a variety of actions in 1999 aimed at further strengthening their future profitability and competitive position. The 1999 actions totaled $1,120 million, before income taxes and minority interest, and included accrued restructuring charges of $842 million, related charges of $141 million that were not accruable when initiated, and charges associated with product development and aircraft systems integration and non-product purchasing.

  In February 2000, a Federal District Court issued an injunction relative to certain restructuring actions planned by Pratt & Whitney that would move work from Connecticut to Arkansas, Texas and Oklahoma. Pratt & Whitney appealed this injunction and expects a decision later in 2000. The accruable portion of the cost of these actions was recorded during 1999. The Corporation does not believe that resolution of the litigation will materially impact the Corporation's restructuring program.

  In the current year, the Corporation expects to have pre-tax cash outflows related to the 1999 programs of approximately $750 million, to be paid out of normal operations, including up to $300 million of additional costs that were not accruable when the actions were initiated. Through March 31, 2000, approximately $43 million of additional costs have been incurred. The 1999 restructuring and other actions taken by the Corporation are expected to result in savings that should offset the additional costs expected to be incurred, resulting in a modest benefit in 2000. Recurring savings, associated primarily with net reduction in workforce and facility closures, are expected to increase over a three-year period to approximately $750 million pre-tax annually.

Segment Review

  Revenues, operating profits and operating profit margins of the Corporation's principal operating segments for the quarter ended March 31, 2000 and 1999 are as follows:

In Millions of Dollars                                            Operating
                                Revenues      Operating Profits Profit Margin
Quarter Ended March 31,        2000     1999     2000     1999    2000   1999


  Otis                      $ 1,543  $ 1,363  $   192  $   155  12.4%   11.4%
  Carrier                     1,846    1,510      123       91   6.7%    6.0%
  Pratt & Whitney             1,824    2,019      282      280  15.5%   13.9%
  Flight Systems              1,257      606      138       40  11.0%    6.6%
  Total segment               6,470    5,498      735      566  11.4%   10.3%
  Eliminations and other        (80)     (56)     (11)     (11)
  General corporate
    expenses                      -        -      (57)     (65)
  Consolidated              $ 6,390  $ 5,442      667      490
  Interest expense                                (86)     (55)
  Consolidated income from
    continuing  operations
    before income taxes and
    minority interests                        $   581  $   435

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Otis revenues increased 13% in the first quarter of 2000 compared to 1999. Excluding the unfavorable impact of foreign currency translation, revenues in the quarter increased 17% reflecting the impact of the fourth quarter 1999 acquisition of LG Elevator and growth in North American and European operations. Weaker European currencies generated most of the unfavorable foreign currency translation impact.

  Otis operating profits increased $37 million (24%) in the first quarter of 2000 compared to 1999. Excluding the unfavorable impact of foreign currency translation, operating profits in the quarter increased 32%, reflecting increases at most operations. The majority of the operating profit increase was associated with margin expansion in European operations.

  Carrier revenues increased 22% in the first quarter of 2000 compared to 1999. Excluding the unfavorable impact of foreign currency translation, revenues in the quarter increased 24%, with improvement in all operations. The majority of the improvement was in North American and Refrigeration operations and includes the impact of the recently acquired refrigeration business of Electrolux AB and the third quarter 1999 acquisition of International Comfort Products.

  Carrier operating profits increased $32 million (35%) in the first quarter of 2000 compared to 1999. Excluding the impact of foreign currency translation, operating profits increased 37%, largely reflecting expansion in margin and volume in North American operations, which includes the impact of the third quarter 1999 acquisition of International Comfort Products.

  Pratt & Whitney revenues decreased 10% in the first quarter of 2000 compared to 1999. The decrease is associated with the previously anticipated decline in the aerospace cycle and reflects fewer military and commercial large engine shipments, partially offset by growth at Pratt & Whitney Canada.

  Pratt & Whitney operating profits increased $2 million (1%) in the first quarter of 2000 compared to 1999, primarily due to improvements at Pratt & Whitney Canada and continued cost reductions, largely offset by the impact of fewer military engine shipments.

  Flight Systems revenues increased $651 million (107%) in the first quarter of 2000 compared to 1999. The increase in revenues reflects the inclusion of Sundstrand's operations for the first quarter of 2000 and delivery of several higher value helicopters at Sikorsky.

  Flight Systems operating profits increased $98 million (245%) in the first quarter of 2000 compared to 1999, due to the inclusion of Sundstrand's results for the first quarter of 2000 in Hamilton Sundstrand and higher value shipments at Sikorsky.

                              FINANCIAL POSITION

  Management assesses the Corporation's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities.
Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, investments in businesses, customer financing requirements, Common Stock repurchases, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Set forth below are selected key cash flow data:

                                                     Quarter Ended
                                                       March 31,
In Millions                                        2000          1999
Operating Activities
  Net cash flows provided by operating
  activities                                  $      526    $      376

Investing Activities
  Capital expenditures                              (149)         (129)
  Investments in businesses                         (269)          (95)
  Increase in customer financing assets, net         (15)          (11)

Financing Activities
  Repurchase of Common Stock                        (300)          (97)
  (Decrease) increase  in total debt                 (56)           21
  Increase (decrease) in net debt                    244           (86)

Net cash flows provided by discontinued
operation                                              -            30

  Cash flows  provided by  operating activities  increased $150  million in  the
first quarter  of  2000 compared  to  the corresponding  period  in 1999.    The
increase resulted from improved operating and working capital performance.

  Cash flows used in investing activities increased $207 million in the first quarter of 2000 compared to the first quarter in 1999. The increase is primarily associated with an additional $174 million invested in businesses in 2000, including Carrier's purchase of the refrigeration business of Electrolux AB. Cash spending for investments in businesses in 2000 should exceed $1 billion. Customer financing activity was a net use of cash of $15 million in the first quarter of 2000, consistent with an $11 million net use of cash in the first quarter of 1999. While the Corporation expects that 2000 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft and related equipment at March 31, 2000 were approximately $1.1 billion compared to $1.3 billion for the same period in 1999.

  The Corporation repurchased $300 million of Common Stock, representing 5.7 million shares, in the first quarter of 2000 under previously announced share repurchase programs. The share repurchase program continues to be a use of the Corporation's cash flows and has more than offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs. At March 31, 2000, the Corporation is authorized to repurchase an additional 19.3 million shares.

  Other selected financial data are as follows:

                                        March 31,   December 31,   March 31,
In Millions of Dollars                    2000          1999         1999

Cash and cash equivalents             $      657    $     957    $      657
Total debt                                 4,265        4,321         2,194
Net debt (total debt less cash)            3,608        3,364         1,537
Shareowners' equity                        7,036        7,117         4,499
Debt-to-total capitalization                  38%          38%           33%
Net debt-to-total capitalization              34%          32%           25%

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


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

  Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Although uncertainties in acquisition spending could cause modest variations at times, management anticipates that the level of debt-to-capital will remain consistent with the prior year.

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

  There has been no significant change in the Corporation's exposure to market risk during the first quarter of 2000. For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 1999.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


       CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

  This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide
Management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

 . Future earnings and other measurements of financial performance
 . Future cash flow and uses of cash
 . The effect of economic downturns or growth in particular regions
 . The effect of changes in the level of activity in particular industries or markets
 . The scope, nature or impact of acquisition activity
 . Product developments and new business opportunities
 . Restructuring costs and cost reduction efforts
 . The outcome of contingencies.

  All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Report on Form 10-Q includes important information as to risk factors in the "Notes to Condensed Consolidated Financial Statements" under the heading "Contingent Liabilities" and in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Restructuring." The Corporation's Annual Report on Form 10-K for 1999 also includes important information as to risk factors in the "Business" section under the headings "Description of Business by Operating Segment," "Other Matters Relating to the Corporation's Business as a Whole" and "Legal Proceedings." Additional important information as to risk factors is included in the Corporation's 1999 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Restructuring and Other Costs." For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Part II - Other Information

  Item 1. Legal Proceedings

  As previously reported, a jury in Chromalloy Gas Turbine Corporation v. United Technologies Corporation, No. 95-CI-12541, a Texas state action, found that Pratt & Whitney did not monopolize any relevant market but did willfully attempt to monopolize an unspecified market. In May 1997, the court entered a Final Judgment denying Chromalloy's request for damages, injunctive relief and declaratory relief. In October 1998, the Texas Fourth Court of Appeals affirmed the decision of the trial court, declining to grant injunctive relief to Chromalloy. In November 1999, the appellate court denied Chromalloy's motions for rehearing and rehearing en banc. In March 2000, Chromalloy filed a petition for review with the Texas Supreme Court.

  As previously reported, the Corporation was served in December 1998, with a qui tam complaint under the Civil False Claims Act that had been filed under seal in the United States District Court for the District of Connecticut in October 1996 (U.S. ex rel. Waldron v. UTC, No. 396CV02038). The complaint sought unspecified damages (trebled) with penalties arising out of an alleged failure by Pratt & Whitney to estimate properly the costs of performing a cost-type development contract. The complainant sought and received court approval on March 12, 2000 to dismiss the lawsuit, and cannot reopen this matter. Although the U.S. Government retains the right to reopen the case on its own behalf, it concurred in the dismissal and previously has not intervened in this matter.

  Except as noted above, there have been no material developments in legal proceedings during the quarter ended March 31, 2000. For a description of previously reported legal proceedings, refer to Part I, Item 3 - Legal Proceedings of the Corporation's Annual Report on Form 10-K for calendar year 1999.

  The Corporation does not believe that resolution of the foregoing legal matters will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flows or financial position.

  Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     (12) Statement re: computation of ratio of earnings to fixed charges.*
     (15) Letter re: unaudited interim financial information.*
     (27) Financial data schedule.*

     *Submitted electronically herewith.

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  April 28, 2000         By: /s/ David J. FitzPatrick
                               David J. FitzPatrick
                               Senior Vice President and
                               Chief Financial Officer


Dated:  April 28, 2000         By: /s/ David G. Nord
                               David G. Nord
                               Acting Controller


Dated:  April 28, 2000         By: /s/ William H. Trachsel
                               William H. Trachsel
                               Senior Vice President, General Counsel and
                               Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                                 EXHIBIT INDEX



Exhibit 12- Statement re: computation of ratio of earnings to fixed charges. *

Exhibit 15- Letter re: unaudited interim financial information. *

Exhibit 27- Financial data schedule.*





*Submitted electronically herewith.