Form 10-Q
period 2000-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2000-07-27
CIK 101829

			      FORM 10-Q


		  SECURITIES AND EXCHANGE COMMISSION

			   WASHINGTON D.C.

				20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		 THE SECURITIES EXCHANGE ACT OF 1934


	     For the quarterly period ended June 30, 2000



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

At June 30, 2000 there were 468,170,950 shares of Common Stock outstanding.

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


	      CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

		     Quarter Ended June 30, 2000



							       Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of                         1
       Operations for the quarters ended June 30,
       2000 and 1999
     Condensed Consolidated Statement of                         2
       Operations for the six months ended June
       30, 2000 and 1999
     Condensed Consolidated Balance Sheet at June                3
       30, 2000 and December 31, 1999
     Condensed Consolidated Statement of Cash                    4
       Flows for the six months ended June 30,
       2000 and 1999
     Notes to Condensed Consolidated Financial                   5
       Statements
     Report of Independent Accountants                          10

  Item 2. Management's Discussion and Analysis of               11
     Results of Operations and Financial Position

  Item 3. Quantitative and Qualitative                          16
     Disclosures About Market Risk

Part II - Other Information

  Item 1. Legal Proceedings                                     18

  Item 4. Submission of Matters to a Vote of                    18
     Security Holders

  Item 6. Exhibits and Reports on Form 8-K                      20

Signatures                                                      21

Exhibit Index                                                   22

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES

Part I - Financial Information

  Item 1 - Financial Statements

		 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
				  (Unaudited)
								 Quarter Ended
								   June 30,
In Millions (except per share amounts)                        2000           1999

Revenues:
   Product sales                                        $     5,370    $     4,597
   Service sales                                              1,501          1,387
   Financing revenues and other income, net                      90             57
							      6,961          6,041
Costs and expenses:
   Cost of products sold                                      4,057          3,465
   Cost of services sold                                        930            882
   Research and development                                     309            306
   Selling, general and administrative                          787            693
   Interest                                                      93             57
							      6,176          5,403
Income from continuing operations before income taxes
   and minority interests                                       785            638
Income taxes                                                    252            196
Minority interests                                               24             25
Income from continuing operations                               509            417
Discontinued operation:
   Income from operations of discontinued UT Automotive
    unit (net of applicable income tax provision of $13)          -             10
   Gain on sale of UT Automotive subsidiary (net of
    applicable income tax provision of $112)                      -            650
Net income                                              $       509    $     1,077

Earnings per share of Common Stock:
  Basic:
   Continuing operations                                $      1.07    $       .89
   Discontinued operation                                         -            .02
   Gain on sale of discontinued operation                         -           1.42
   Net earnings                                         $      1.07    $      2.33
  Diluted:
   Continuing operations                                $      1.00    $       .83
   Discontinued operation                                         -            .02
   Gain on sale of discontinued operation                         -           1.30
   Net earnings                                         $      1.00    $      2.15

Dividends per share of Common Stock:                    $       .20    $       .18

Average number of shares outstanding:
   Basic                                                        470            459
   Diluted                                                      508            501

See accompanying Notes to Condensed Consolidated Financial Statements

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


		 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
			     (Unaudited)
							       Six Months Ended
								   June 30,
In Millions (except per share amounts)                        2000           1999

Revenues:
   Product sales                                        $    10,194    $     8,577
   Service sales                                              2,984          2,789
   Financing revenues and other income, net                     173            117
							     13,351         11,483
Costs and expenses:
   Cost of products sold                                      7,774          6,575
   Cost of services sold                                      1,841          1,749
   Research and development                                     623            580
   Selling, general and administrative                        1,568          1,394
   Interest                                                     179            112
							     11,985         10,410
Income from continuing operations before income taxes
   and minority interests                                     1,366          1,073
Income taxes                                                    429            332
Minority interests                                               51             46
Income from continuing operations                               886            695
Discontinued operation:
   Income from operations of discontinued UT Automotive
    unit (net of applicable income tax provision of $28)          -             40
   Gain on sale of UT Automotive subsidiary (net of
    applicable income tax provision of $112)                      -            650
Net income                                              $       886    $     1,385

Earnings per share of Common Stock:
  Basic:
   Continuing operations                                $      1.85    $      1.49
   Discontinued operation                                         -            .09
   Gain on sale of discontinued operation                         -           1.43
   Net earnings                                         $      1.85    $      3.01
  Diluted:
   Continuing operations                                $      1.74    $      1.39
   Discontinued operation                                         -            .08
   Gain on sale of discontinued operation                         -           1.31
   Net earnings                                         $      1.74    $      2.78

Dividends per share of Common Stock:                    $       .40    $       .36

Average number of shares outstanding:
   Basic                                                        471            455
   Diluted                                                      510            497

See accompanying Notes to Condensed Consolidated Financial Statements

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


		 CONDENSED CONSOLIDATED BALANCE SHEET

							    June 30,     December 31,
							      2000           1999
In Millions                                                (Unaudited)
				Assets

Cash and cash equivalents                               $       813    $       957
Accounts receivable, net                                      4,382          4,337
Inventories and contracts in progress, net                    3,599          3,504
Future income tax benefits                                    1,375          1,563
Other current assets                                            244            266
   Total Current Assets                                      10,413         10,627
Fixed assets                                                 10,120         10,455
   Less:  Accumulated depreciation                            5,885          5,995
							      4,235          4,460
Goodwill                                                      6,121          5,641
Other assets                                                  3,547          3,638

  Total Assets                                          $    24,316    $    24,366


		  Liabilities and Shareowners' Equity

Short-term borrowings                                   $       953    $       902
Accounts payable                                              2,130          1,957
Accrued liabilities                                           5,650          6,023
Long-term debt currently due                                    227            333
   Total Current Liabilities                                  8,960          9,215

Long-term debt                                                3,242          3,086
Future pension and postretirement benefit obligations         1,628          1,601
Other long-term liabilities                                   2,916          2,898

Series A ESOP Convertible Preferred Stock                       783            808
ESOP deferred compensation                                     (346)          (359)
								437            449
Shareowners' Equity:
   Common Stock                                               4,367          4,227
   Treasury Stock                                            (3,695)        (3,182)
   Retained earnings                                          7,088          6,463
   Accumulated other non-shareowners' changes in equity        (627)          (391)
							      7,133          7,117

  Total Liabilities and Shareowners' Equity             $    24,316    $    24,366

See accompanying Notes to Condensed Consolidated Financial Statements

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES

		CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
				  (Unaudited)
							       Six Months Ended
								   June 30,
In Millions                                                    2000           1999

Operating Activities:
   Income from continuing operations                     $       886    $       695
   Adjustments to reconcile income from continuing
    operations to net cash flows provided by
    operating activities:
     Depreciation and amortization                               429            380
     Deferred income tax provision                               108             64
    Change in:
     Accounts receivable                                        (170)          (365)
     Inventories and contracts in progress                       (66)           105
     Accounts payable and accrued liabilities                   (113)            96
     Other current assets                                         38            (34)
    Other, net                                                    35             62
     Net cash flows provided by operating
       activities                                              1,147          1,003
Investing Activities:
   Capital expenditures                                         (326)          (292)
   Investments in businesses                                    (442)        (2,069)
   Dispositions of businesses                                      -             43
   Increase in customer financing assets, net                    (14)          (130)
   Other, net                                                     60             90
     Net cash flows used in investing activities                (722)        (2,358)
Financing Activities:
   Issuance of long-term debt                                    214            400
   Repayment of long-term debt                                  (146)          (199)
   Increase (decrease) in short-term borrowings, net              48           (335)
   Dividends paid on Common Stock                               (189)          (162)
   Repurchase of Common Stock                                   (522)          (267)
   Other, net                                                     31            126
     Net cash flows used in financing activities                (564)          (437)

     Net cash flows provided by discontinued
       operation                                                   -          2,159

Effect of foreign exchange rate changes on Cash and
  cash equivalents                                                (5)           (32)

     Net (decrease) increase in Cash and cash
       equivalents                                              (144)           335
Cash and cash equivalents, beginning of year                     957            550
Cash and cash equivalents, end of period                 $       813    $       885


See accompanying Notes to Condensed Consolidated Financial Statements

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			     (Unaudited)

  The Condensed Consolidated Financial Statements at June 30, 2000 and for the quarters and six-month periods ended June 30, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 1999.

Non-Shareowners' Changes in Equity

  Non-shareowners' changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners' changes in equity is provided below.

							Quarter Ended               Six Months Ended
							    June 30,                     June 30,
							2000       1999               2000      1999

   Net Income                                        $     509    $   1,077        $    886    $   1,385
   Foreign currency translation, net                       (33)           7             (62)         (71)
   Unrealized holding loss on
      marketable equity securities, net                   (100)           -            (174)           -
						     $     376    $   1,084        $    650    $   1,314


Investments in Businesses

  During the first six months of 2000, the Corporation invested $442 million in businesses, including Pratt & Whitney's second quarter purchase of the engine maintenance center of Braathens ASA and Carrier's first quarter purchase of the commercial refrigeration business of Electrolux AB. The assets and liabilities of the acquired businesses accounted for under the purchase method were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill and is being amortized over its estimated useful life. The increase in goodwill in the six-month period of 2000 is associated with goodwill recorded on 2000 acquisitions as well as certain adjustments made in the finalization of purchase price allocations for 1999 acquisitions. The results of operations of all acquired businesses have been included in the Condensed Consolidated Statement of Operations beginning on the effective date of each acquisition. The pro forma results, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES

Inventories and Contracts in Progress

								 June 30,          December 31,
In Millions                                                        2000               1999

Inventories consist of the following:
  Raw material                                               $       638        $      702
  Work-in-process                                                  1,004             1,158
  Finished goods                                                   2,183             1,871
  Contracts in progress                                            1,688             1,561
								   5,513             5,292
Less:
  Progress payments, secured by lien, on U.S.
    Government contracts                                            (145)              (87)
  Billings on contracts in progress                               (1,769)           (1,701)
							     $     3,599        $    3,504


Restructuring

   During 1999, the Corporation's operating segments initiated a variety of actions aimed at further strengthening their future profitability and competitive position. Those actions focused principally on rationalizing manufacturing processes and improving the overall level of organizational efficiency, including the removal of management layers. Restructuring charges accrued in 1999 were $842 million before income taxes and minority interests and are expected to result in net reductions of approximately 15,000 salary and hourly employees and approximately 8 million square feet of facilities.

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
							  $  842

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


  The following table summarizes the accrued costs associated with the 1999 restructuring actions by type and related activity through June 30, 2000:

					Accrued                      Accrued Exit &
				       Severance                         Lease          Accrued Site
				      and Related    Asset Write-     Termination      Restoration &
In Millions                              Costs           downs           Costs          Other Costs      Total

1999 Charges:
  Staff reductions                      $  433          $     -         $     -           $     -       $  433
  Facility closures                        149              160              44                56          409
Total accrued charges                      582              160              44                56          842
Adjustments                                 (5)               -               -                 -           (5)
1999 Adjusted                              577              160              44                56          837
Utilized to date:
  Cash                                    (276)               -             (10)              (13)        (299)
  Non-cash                                 (64)            (160)              -                 -         (224)
Balance at
  June 30, 2000                         $  237          $     -         $    34           $    43       $  314

  The 1999 accrued costs were recorded in cost of sales (87%) and selling, general and administrative expenses (13%) and related to:

 . Workforce reductions of  approximately 15,000 employees, primarily at Pratt  &
  Whitney  (5,200  employees),   Otis  (4,000  employees)  and  Carrier   (3,200
  employees).

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

  As of June 30, 2000, workforce reductions of approximately 9,600 employees were completed and approximately 3.1 million square feet were eliminated. The remaining workforce reductions and plant closings are planned to be substantially completed by December of this year.

  In the first six months of 2000, the Corporation incurred and recognized costs of $102 million associated with the restructuring actions that were not accruable when the actions were initiated.

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

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES

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

  As discussed above, the Corporation has accrued for the costs of environmental remediation activities and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote.

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

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


Earnings Per Share

							     Quarter Ended        Six Months Ended
							       June 30,               June 30,

In Millions (except per share amounts)                      2000       1999       2000        1999

Income from continuing operations                        $    509   $    417   $    886     $    695
Less:  ESOP Stock dividends                                    (8)        (8)       (16)         (16)
Basic earnings from continuing operations                     501        409        870          679
ESOP Stock adjustment                                           7          7         14           14
Diluted earnings from continuing operations             $     508  $     416   $    884     $    693

Income from discontinued operation, net of tax          $       -  $      10   $      -     $     40
Gain on sale of discontinued
 operation, net of tax                                          -        650          -          650
							$       -  $     660   $      -     $    690

Net income                                              $     509  $   1,077   $    886     $  1,385
Less:  ESOP Stock dividends                                    (8)        (8)       (16)         (16)
Basic earnings                                                501      1,069        870        1,369
ESOP Stock adjustment                                           7          7         14           14
Diluted earnings                                        $     508  $   1,076   $    884     $  1,383

Average shares:
 Basic                                                        470        459        471          455
 Stock awards                                                  11         15         12           15
 ESOP Stock                                                    27         27         27           27
 Diluted                                                      508        501        510          497

Earnings per share of Common Stock:
 Basic:
  Continuing operations                                 $    1.07  $     .89   $   1.85     $   1.49
  Discontinued operation                                        -        .02          -          .09
  Gain on sale of discontinued operation                        -       1.42          -         1.43
  Net earnings                                          $    1.07  $    2.33   $   1.85     $   3.01
 Diluted:
  Continuing operations                                 $    1.00  $     .83   $   1.74     $   1.39
  Discontinued operation                                        -        .02          -          .08
  Gain on sale of discontinued operation                        -       1.30          -         1.31
  Net earnings                                          $    1.00  $    2.15   $   1.74     $   2.78


		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and six-month periods ended June 30, 2000 and 1999, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 19, 2000, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of sections 7 and 11 of the Act.

		  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters and six months ended June 30, 2000, and 1999, the condensed consolidated statement of cash flows for the six months ended June 30, 2000 and 1999, and the condensed consolidated balance sheet as of June 30, 2000. This financial information is the responsibility of the company's management.

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


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
July 19, 2000

			UNITED TECHNOLOGIES CORPORATION
				AND SUBSIDIARIES

  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position


			     BUSINESS ENVIRONMENT

  The Corporation's operations are classified into four operating segments. Carrier and Otis serve customers in the commercial property and residential housing industries. Pratt & Whitney and the Flight Systems segment, which includes Sikorsky Aircraft and Hamilton Sundstrand, primarily serve commercial and government customers in the aerospace industry.

  For discussion of the Corporation's business environment, refer to the discussions of "Business Environment," "Commercial Aerospace," and "Government Business" in the Management's Discussion and Analysis of Results of Operations and Financial Position in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 1999. Significant changes in the Corporation's business environment during the first six months of 2000 are discussed below.

  As worldwide businesses, the Corporation's operations are affected by global and regional economic factors. During the first six months of 2000, the decline in the European currencies had a negative impact on the Corporation's consoli-dated results. However, in general, the diversity of the Corporation's businesses and global market presence have helped, and will continue to help, limit the impact of any one industry or the economy of any single country on the consolidated results.

  The Sikorsky-Boeing joint venture that is under contract with the U.S. Army to develop prototypes, flight test and field test Comanche helicopters obtained approval to begin the Engineering and Manufacturing Development (EMD) phase. The EMD phase will lead to the manufacture of 13 additional aircraft during 2004 and 2005 and continued development testing.

  There have been no other significant changes in the Corporation's business environment during the first six months of 2000.

		   RESULTS OF CONTINUING OPERATIONS

  Consolidated revenues increased $920 million (15%) to $6.96 billion and $1.87 billion (16%) to $13.35 billion in the second quarter and six-month period of 2000 compared to the same periods in 1999. Excluding the unfavorable impact of foreign currency translation, consolidated revenues increased 17% and 18% in the second quarter and six-month period of 2000. The increases were due primarily to the impact of acquisitions, including the acquisition of Sundstrand Corporation ("Sundstrand") late in the second quarter of 1999, International Comfort Products in the third quarter of 1999, LG Industrial Systems' Building Facilities Group ("LG Elevator") in the fourth quarter of 1999 and the refrigeration business of Electrolux AB during the first quarter of 2000, and growth in the ongoing businesses of Otis and Carrier. The revenue increase was partially offset by a decline at Pratt & Whitney.

  Financing revenues and other income, net, increased $33 million and $56 million in the second quarter and six-month period of 2000 compared to 1999. The increases reflect interest income on prior period income tax credits resulting from a second quarter 2000 industry related court decision from which the Corporation expects to benefit, partially offset by costs associated with certain Corporate e-business initiatives.

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES

  Gross margin as a percentage of sales was 27.4% in the second quarter of 2000 and 1999. The ratio increased two tenths of a percent to 27.0% in the six-month period of 2000 compared to the same period of 1999 principally associated with the acquisition of Sundstrand.

  Research and development spending increased $3 million (1%) and $43 million (7%) in the second quarter and six-month period of 2000 compared to 1999, principally due to the inclusion of Sundstrand's operations in the Flight Systems segment for the entire second quarter and six-month period of 2000, partially offset by a decrease at Pratt & Whitney. As a percentage of sales, research and development was 4.5% and 4.7% in the second quarter and six-month period of 2000 as compared to 5.1% in the same periods of 1999. Research and development is expected to remain at approximately 5% of sales in 2000.

  Selling, general and administrative expenses increased $94 million (14%) and $174 million (12%) in the second quarter and six-month period of 2000 compared to 1999. The increases were primarily at Hamilton Sundstrand and Carrier and relate to acquisitions, including Sundstrand, International Comfort Products and the refrigeration business of Electrolux AB, partially offset by decreases at Pratt & Whitney from benefits associated with previous cost reduction actions. As a percent of sales, these expenses were 11.5% and 11.9% in the second quarter and six-month period of 2000 as compared to 11.6% and 12.3% in the same periods of 1999.

  Interest expense increased $36 million (63%) and $67 million (60%) in the second quarter and six-month period of 2000 compared to 1999. The increases are associated with $1.7 billion of debt issued in 1999 to finance acquisitions and repurchase the Corporation's Common Stock.

  Excluding second quarter 2000 discrete tax items discussed below, the effective income tax rate for the six-month period of 2000 decreased to 30.5% from 30.9% for the same period of 1999. The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.

  The effective income tax rate for the six-month period of 2000 including all tax items was 31.4%. The increase in effective tax rate relates to the impact of the second quarter 2000 enactment of Connecticut tax law changes and the related revaluation of the Corporation's state deferred tax asset. In addition, as discussed above, the Corporation expects to benefit from a second quarter 2000 industry related court decision and as a result has recognized income tax credits for prior periods and related interest income.

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

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES

  In the current year, the Corporation expects to have pre-tax cash outflows related to the 1999 programs of approximately $750 million, using cash generated from operations, including up to $300 million of additional costs that were not accruable when the actions were initiated. Through June 30, 2000, approximately $102 million of additional costs have been incurred and recognized. The 1999 restructuring and other actions taken by the Corporation are expected to result in savings that should offset the additional costs expected to be incurred, resulting in a modest benefit in 2000. Recurring savings, associated primarily with net reduction in workforce and facility closures, are expected to increase over a three-year period to approximately $750 million pre-tax annually.

Segment Review

  Revenues, operating profits and operating profit margins of the Corporation's principal operating segments for the quarters and six-month periods ended June 30, 2000 and 1999 are as follows:

In Millions of Dollars                                                           Operating
					   Revenues       Operating Profits    Profit Margin
Quarter Ended June 30,                  2000     1999       2000     1999      2000     1999


  Otis                                $ 1,534  $ 1,379    $   194  $   161     12.6%    11.7%
  Carrier                               2,522    2,029        313      234     12.4%    11.5%
  Pratt & Whitney                       1,790    1,985        285      284     15.9%    14.3%
  Flight Systems                        1,201      764        140       81     11.7%    10.6%
  Total segment                         7,047    6,157        932      760     13.2%    12.3%
  Eliminations and other                  (86)    (116)         3       (5)
  General corporate expenses                -        -        (57)     (60)
  Consolidated                        $ 6,961  $ 6,041        878      695
  Interest expense                                            (93)     (57)
  Consolidated income from continuing
   operations before income taxes and
   minority interests                                     $   785  $   638

										 Operating
					    Revenues       Operating Profits    Profit Margin
Six Months Ended June 30,               2000       1999      2000      1999      2000     1999

  Otis                               $  3,077   $  2,742    $  386    $  316      12.5%    11.5%
  Carrier                               4,368      3,539       436       325      10.0%     9.2%
  Pratt & Whitney                       3,614      4,004       567       564      15.7%    14.1%
  Flight Systems                        2,458      1,370       278       121      11.3%     8.8%
  Total segment                        13,517     11,655     1,667     1,326      12.3%    11.4%
  Eliminations and other                 (166)      (172)       (8)      (16)
  General corporate expenses                -          -      (114)     (125)
  Consolidated                       $ 13,351   $ 11,483     1,545     1,185
  Interest expense                                            (179)     (112)
  Consolidated income from continuing
   operations before income taxes and
   minority interests                                       $ 1,366  $ 1,073


  Otis revenues increased 11% and 12% in the second quarter and six-month period of 2000 compared to 1999. Excluding the unfavorable impact of foreign currency translation, revenues increased 16% in the second quarter and six-month

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES

period of  2000 compared  to 1999.   The  increases reflect  the impact  of  the
acquisition of LG Elevator and growth in all regions, with the majority of the growth in North American and European regions. Weaker European currencies generated most of the unfavorable foreign currency translation impact.

  Otis operating profits increased $33 million (20%) and $70 million (22%) in the second quarter and six-month period of 2000 compared to 1999. Excluding the unfavorable impact of foreign currency translation, operating profits in the second quarter and six-month period increased 29% and 31%, reflecting the impact of the acquisition of LG Elevator and increases in all regions.

  Carrier revenues increased 24% and 23% in the second quarter and six-month period of 2000 compared to 1999. Excluding the unfavorable impact of foreign currency translation, revenues in the second quarter and six-month period increased 27% and 26%, with improvement in all operations. The improvements were led by increases in North American and Refrigeration operations, including the impact of the acquisition of International Comfort Products and the refrig-eration business of Electrolux AB.

  Carrier operating profits increased $79 million (34%) and $111 million (34%) in the second quarter and six-month period of 2000 compared to 1999. Excluding the unfavorable impact of foreign currency translation, operating profits increased 36% in the second quarter and six-month period, largely reflecting expansion in margin and volume in the North American HVAC and residential operations. The increases include the impact of the acquisition of International Comfort Products and improvements associated with a new factory in Charlotte, North Carolina.

  Pratt & Whitney revenues decreased 10% in the second quarter and six-month period of 2000 compared to 1999, primarily due to lower commercial and military engine shipments associated with the anticipated decline in the aerospace cycle. The decrease was partially offset by growth at Pratt & Whitney Canada. Management believes the aerospace cycle has reached a point where Pratt & Whitney's revenues will be about level with the second half of 1999 for the remainder of the year.

  Pratt & Whitney operating profits increased $1 million and $3 million in the second quarter and six-month period of 2000 compared to 1999. The increases are largely related to lower research and development costs and improvements
resulting  from  continued  cost  reductions,  partially  offset  by   decreases
associated with lower commercial and military engine shipments. The six-month increase also reflects improvements at Pratt & Whitney Canada.

  Flight Systems revenues increased $437 million (57%) and $1,088 million (79%) in the second quarter and six-month period of 2000 compared to 1999. The increase in revenues reflects the inclusion of Sundstrand's operations for the entire second quarter and six-month period of 2000 and delivery of several high value helicopters at Sikorsky.

  Flight Systems operating profits increased $59 million (73%) and $157 million (130%) in the second quarter and six-month period of 2000 compared to 1999, primarily due to the inclusion of Sundstrand's results for the entire second quarter and six-month period of 2000. The second quarter increase was partially offset by a decline at Sikorsky.

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

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


  Set forth below are selected key cash flow data:

							      Six Months Ended
								  June 30,
In Millions                                                  2000          1999
Operating Activities
  Net cash flows provided by operating activities      $     1,147   $     1,003

Investing Activities
  Capital expenditures                                        (326)         (292)
  Investments in businesses                                   (442)       (2,069)
  Increase in customer financing assets, net                   (14)         (130)

Financing Activities
  Repurchase of Common Stock                                  (522)         (267)
  Increase  in total debt                                      101           336
  Increase in net debt                                         245             1

Net cash flows provided by discontinued operation                -         2,159

  Cash flows provided by operating activities increased $144 million in the first six months of 2000 compared to the corresponding period in 1999, associated primarily with improved operating performance.

  Cash flows used in investing activities decreased $1,636 million in the first six months of 2000 compared to the first six months in 1999 primarily due to the second quarter 1999 purchase of Sundstrand. Cash spending for investments in businesses for the first six months of 2000 include the first quarter Carrier acquisition of the refrigeration business of Electrolux AB and the second quarter Pratt & Whitney acquisition of the engine maintenance center of Braathens ASA. Total cash spending for investments in businesses in 2000 is expected to be in the range of $1 billion.

  Customer financing activity decreased to a net use of cash of $14 million in the first six months of 2000 from the $130 million net use of cash in the first six months of 1999, primarily due to decreased customer demand for financing. While the Corporation expects that 2000 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft and related equipment at June 30, 2000 were approximately $1.0 billion compared to $1.3 billion for 1999.

  The Corporation repurchased $522 million of Common Stock, representing 9.4 million shares, in the first six months of 2000 under previously announced share repurchase programs. The share repurchase program continues to be a use of the Corporation's cash flows and has more than offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs. At June 30, 2000, the Corporation was authorized to repurchase an additional 15.6 million shares.

  As described in the Corporation's 1999 Annual Report, incorporated by reference in Form 10-K, the Corporation sold its UT Automotive Unit to Lear Corporation on May 4, 1999. The discontinued UT Automotive operation and its subsequent sale provided $2,159 million of cash in 1999.

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


  Other selected financial data are as follows:

				   June 30,    December 31,   June 30,
In Millions of Dollars               2000          1999         1999
Cash and cash equivalents        $      813    $     957    $      885
Total debt                            4,422        4,321         2,509
Net debt (total debt less cash)       3,609        3,364         1,624
Shareowners' equity                   7,133        7,117         7,317
Debt-to-total capitalization             38%          38%           26%
Net debt-to-total capitalization         34%          32%           18%

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

  Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Although uncertainties in acquisition spending could cause modest variations at times, management anticipates that the level of debt-to-capital will remain generally consistent with recent debt levels.

New Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is currently effective January 1, 2001 for the Corporation. Management believes adoption of this standard will not have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.


  Item 3. Quantitative and Qualitative Disclosures about Market Risk

  There has been no significant change in the Corporation's exposure to market risk during the first six months of 2000. For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 1999.

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

  All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Report on Form 10-Q includes important information as to risk factors in the "Notes to Condensed Consolidated Financial Statements" under the heading "Contingent Liabilities" and in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Restructuring and Other Costs." The Corporation's Annual Report on Form 10-K for 1999 also includes important information as to risk factors in the "Business" section under the headings "Description of Business by Operating Segment," "Other Matters Relating to the Corporation's Business as a Whole" and "Legal Proceedings." Additional important information as to risk factors is included in the Corporation's 1999 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Restructuring and Other Costs." For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


  Part II - Other Information

  Item 1. Legal Proceedings


  As previously reported, the Corporation was served in November, 1995 with a qui tam complaint under the civil False Claims Act in the United States District Court for the District of Connecticut. The complaint in U.S. ex rel. Maloni v. United Technologies Corporation, No. 395CV02431, involved allegations that the Corporation failed to implement a required quality assurance system. The qui tam relator claimed unspecified damages (trebled) and penalties, and the Justice Department declined to take over the litigation. The case was dismissed on May 23, 2000.

  Except as noted above, there have been no material developments in legal proceedings during the quarter ended June 30, 2000. For a description of previously reported legal proceedings, refer to Part II - Other Information,
Item 1. Legal Proceedings of the Corporation's Report on Form 10-Q for the quarter ended March 31, 2000 and to Part I, Item 3. Legal Proceedings of the Corporation's annual report on Form 10-K for 1999.

  The Corporation does not believe that resolution of the foregoing legal matters will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flow or financial position.

  Item 4. Submission of Matters to a Vote of Security Holders

  The Corporation held its Annual Meeting of Shareowners on April 28, 2000.

  The following individuals were nominated and elected to serve as directors:

  Antonia H. Chayes, George David, Jean-Pierre Garnier, Jamie S. Gorelick,  Karl
J. Krapek, Charles R. Lee, Richard D. McCormick, Frank P. Popoff, Andre Villeneuve, Harold A. Wagner and Sanford I. Weill.

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


  The Shareowners voted as follows on the following matters:

     1.   Election of  directors.   The voting  result for  each nominee  is  as
	  follows:

		 NAME               VOTES FOR   VOTES WITHHELD

	  Antonia Handler Chayes   453,314,232     4,169,033
	  George David             453,762,134     3,721,131
	  Jean-Pierre Garnier      453,800,469     3,682,796
	  Jamie S. Gorelick        453,634,282     3,848,983
	  Karl J. Krapek           453,745,496     3,737,769
	  Charles R. Lee           453,829,946     3,653,319
	  Richard D. McCormick     453,791,656     3,691,609
	  Frank P. Popoff          453,785,978     3,697,287
	  Andre Villeneuve         453,821,015     3,662,250
	  Harold A. Wagner         453,831,079     3,652,186
	  Sanford I. Weill         453,498,634     3,984,631

     2. The reappointment of the Corporation's independent public accountants was approved by a count of 454,429,315 votes for, 788,074 votes against and 2,265,876 votes abstaining.

     3. A proposal to amend the Corporation's Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 1,000,000,000 shares to 2,000,000,000 shares was approved by a count of 428,178,833 votes for, 26,435,921 votes against and 2,868,511 votes
	  abstaining.

     4. A proposal to approve continuation of the Covered Employee Performance Pool as a component of the Annual Executive Compensation Plan was approved by a count of 418,885,372 votes for, 14,072,915 votes against and 24,524,978 votes abstaining.

     5. A proposal to approve continued use by the Committee on Compensation and Executive Development of certain performance targets to determine vesting of dividend equivalent awards under the Long Term Incentive Plan was approved by a count of 418,262,259 votes for, 14,787,485 votes against and 24,433,521 votes abstaining.

     6. A shareowner proposal recommending disclosure of prior governmental service was rejected by a count of 7,278,615 votes for and 377,597,964 votes against, with 31,143,875 votes abstaining and 41,462,811 broker non-votes.

     7. A shareowner proposal recommending that the Board of Directors make all possible lawful efforts to implement and/or increase activity on each of the nine MacBride Principles concerning employment practices in Northern Ireland was rejected by a count of 47,476,766 votes for and 330,141,312 votes against, with 38,402,276 votes abstaining and 41,462,911 broker non-votes.

     8. A shareowner proposal recommending disclosure of offset agreements was rejected by a count of 25,346,610 votes for and 347,405,832 votes against, with 43,267,812 votes abstaining and 41,463,011 broker non-votes.

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


  Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     (3)(i) Amended Restated Articles of Incorporation, as filed in Delaware June 21, 2000.* (Article Fourth of the Restated Articles of Incorporation was amended to increase the authorized shares of common stock.)

     (10)(iii)(A)(1) Amendment 1 to United Technologies Corporation Board of Directors Deferred Stock Unit Plan.*

     (10)(iii)(A)(2) Amendment 1 to United Technologies Corporation Non-employee Director Stock Option Plan.*

     (12) Statement re: computation of ratio of earnings to fixed charges. *

     (15) Letter re: unaudited interim financial information. *

     (27) Financial data schedule.*

(b)  Reports on Form 8-K.

	  No reports on Form 8-K were filed during the quarter ended June 30, 2000.



*Submitted electronically herewith.

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


			      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			       UNITED TECHNOLOGIES CORPORATION


Dated:  July 27, 2000          By: /s/ David J. FitzPatrick
			       David J. FitzPatrick
			       Senior Vice President and
			       Chief Financial Officer


Dated:  July 27, 2000          By: /s/ David G. Nord
			       David G. Nord
			       Acting Controller


Dated:  July 27, 2000          By: /s/ William H. Trachsel
			       William H. Trachsel
			       Senior Vice President, General Counsel and
			       Secretary

		   UNITED TECHNOLOGIES CORPORATION
			   AND SUBSIDIARIES


				      EXHIBIT INDEX


     (3)(i) Amended Restated Articles of Incorporation, as filed in Delaware June 21, 2000.* (Article Fourth of the Restated Articles of Incorporation was amended to increase the authorized shares of common stock.)

     (10)(iii)(A)(1) Amendment 1 to United Technologies Corporation Board of Directors Deferred Stock Unit Plan.*

     (10)(iii)(A)(2) Amendment 1 to United Technologies Corporation Non-employee Director Stock Option Plan.*

     (12) Statement re: computation of ratio of earnings to fixed charges. *

     (15) Letter re: unaudited interim financial information. *

     (27) Financial data schedule.*



*Submitted electronically herewith.