Form 10-Q
period 2000-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2000-10-26
CIK 101829

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.

                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 2000



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

At September 30, 2000 there were 468,359,388 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                   Quarter Ended September 30, 2000



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of                         1
       Operations for the quarters ended
       September 30, 2000 and 1999
     Condensed Consolidated Statement of                         2
       Operations for the nine months ended
       September 30, 2000 and 1999
     Condensed Consolidated Balance Sheet at                     3
       September 30, 2000 and December 31, 1999
     Condensed Consolidated Statement of Cash                    4
       Flows for the nine months ended September
       30, 2000 and 1999
     Notes to Condensed Consolidated Financial                   5
       Statements
     Report of Independent Accountants                          10

  Item 2. Management's Discussion and Analysis of               11
     Results of Operations and Financial Position


  Item 3. Quantitative and Qualitative                          18
     Disclosures About Market Risk

Part II - Other Information

  Item 1. Legal Proceedings                                     20

  Item 6. Exhibits and Reports on Form 8-K                      20

Signatures                                                      21

Exhibit Index                                                   22

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Part I - Financial Information

  Item 1 - Financial Statements

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                                 Quarter Ended
                                                                 September 30,
In Millions (except per share amounts)                        2000           1999
Revenues:
   Product sales                                        $     4,835    $     4,581
   Service sales                                              1,504          1,487
   Financing revenues and other income, net                     126             59
                                                              6,465          6,127
Costs and expenses:
   Cost of products sold                                      3,609          3,872
   Cost of services sold                                        916            985
   Research and development                                     329            306
   Selling, general and administrative                          761            786
   Interest                                                      97             63
                                                              5,712          6,012
Income from continuing operations before income taxes
   and minority interests                                       753            115
Income taxes                                                    230              2
Minority interests                                               27             23
Income from continuing operations                               496             90
Discontinued operation:
   Income from operations of discontinued UT Automotive
    unit                                                          -              -
   Gain on sale of UT Automotive subsidiary                       -              -
Net income                                              $       496    $        90

Earnings per share of Common Stock:
  Basic:
   Continuing operations                                $      1.04    $       .17
   Discontinued operation                                         -              -
   Gain on sale of discontinued operation                         -              -
   Net earnings                                         $      1.04    $       .17
  Diluted:
   Continuing operations                                $       .98    $       .16
   Discontinued operation                                         -              -
   Gain on sale of discontinued operation                         -              -
   Net earnings                                         $       .98    $       .16

Dividends per share of Common Stock                     $       .20    $       .20

Average number of shares outstanding:
   Basic                                                        468            480
   Diluted                                                      506            494

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
In Millions (except per share amounts)                        2000           1999

Revenues:
   Product sales                                        $    15,029    $    13,158
   Service sales                                              4,488          4,276
   Financing revenues and other income, net                     299            176
                                                             19,816         17,610
Costs and expenses:
   Cost of products sold                                     11,383         10,447
   Cost of services sold                                      2,757          2,734
   Research and development                                     952            886
   Selling, general and administrative                        2,329          2,180
   Interest                                                     276            175
                                                             17,697         16,422
Income from continuing operations before income taxes
   and minority interests                                     2,119          1,188
Income taxes                                                    659            334
Minority interests                                               78             69
Income from continuing operations                             1,382            785
Discontinued operation:
   Income from operations of discontinued UT Automotive
    unit (net of applicable income tax provision of
     $28)                                                         -             40
   Gain on sale of UT Automotive subsidiary (net of
    applicable income tax provision of $112)                      -            650
Net income                                              $     1,382    $     1,475

Earnings per share of Common Stock:
  Basic:
   Continuing operations                                $      2.89    $      1.64
   Discontinued operation                                         -            .09
   Gain on sale of discontinued operation                         -           1.40
   Net earnings                                         $      2.89    $      3.13
  Diluted:
   Continuing operations                                $      2.71    $      1.55
   Discontinued operation                                         -            .08
   Gain on sale of discontinued operation                         -           1.29
   Net earnings                                         $      2.71    $      2.92

Dividends per share of Common Stock                     $       .60    $       .56

Average number of shares outstanding:
   Basic                                                        470            463
   Diluted                                                      508            504

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET


                                                          September 30,    December 31,
In Millions                                                   2000            1999
                                                           (Unaudited)
                                Assets

Cash and cash equivalents                               $       818    $       957
Accounts receivable, net                                      4,130          4,337
Inventories and contracts in progress, net                    3,704          3,504
Future income tax benefits                                    1,302          1,563
Other current assets                                            259            266
   Total Current Assets                                      10,213         10,627
Fixed assets                                                 10,179         10,455
   Less:  Accumulated depreciation                            5,886          5,995
                                                              4,293          4,460
Goodwill                                                      6,071          5,641
Other assets                                                  3,580          3,638

  Total Assets                                          $    24,157    $    24,366

                  Liabilities and Shareowners' Equity

Short-term borrowings                                   $       869    $       902
Accounts payable                                              2,078          1,957
Accrued liabilities                                           5,432          6,023
Long-term debt currently due                                    141            333
   Total Current Liabilities                                  8,520          9,215

Long-term debt                                                3,232          3,086
Future pension and postretirement benefit obligations         1,626          1,601
Other long-term liabilities                                   2,919          2,898

Series A ESOP Convertible Preferred Stock                       777            808
ESOP deferred compensation                                     (340)          (359)
                                                                437            449
Shareowners' Equity:
   Common Stock                                               4,481          4,227
   Treasury Stock                                            (3,836)        (3,182)
   Retained earnings                                          7,468          6,463
   Accumulated other non-shareowners' changes in equity        (690)          (391)
                                                              7,423          7,117
  Total Liabilities and Shareowners' Equity             $    24,157    $    24,366

See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
In Millions                                                    2000           1999

Operating Activities:
   Income from continuing operations                     $     1,382    $       785
   Adjustments to reconcile income from continuing
    operations to net cash flows provided by
    operating activities:
     Depreciation and amortization                               639            589
     Deferred income tax provision (benefit)                     182           (199)
    Change in:
     Accounts receivable                                          38           (259)
     Inventories and contracts in progress                      (202)           211
     Accounts payable and accrued liabilities                   (336)           270
     Other current assets                                         16            (42)
    Other, net                                                   103            239
     Net cash flows provided by operating
       activities                                              1,822          1,594
Investing Activities:
   Capital expenditures                                         (600)          (485)
   Investments in businesses                                    (507)        (2,612)
   Dispositions of businesses                                      -             43
   Increase in customer financing assets, net                     (9)          (132)
   Other, net                                                     71             67
     Net cash flows used in investing activities              (1,045)        (3,119)
Financing Activities:
   Issuance of long-term debt                                    214          1,399
   Repayment of long-term debt                                  (239)          (527)
   Decrease in short-term borrowings, net                        (36)          (275)
   Dividends paid on Common Stock                               (282)          (258)
   Repurchase of Common Stock                                   (673)          (549)
   Other, net                                                    123            165
     Net cash flows used in financing activities                (893)           (45)

     Net cash flows provided by discontinued
       operation                                                   -          2,159

Effect of foreign exchange rate changes on Cash and
  cash equivalents                                               (23)           (24)

     Net (decrease) increase in Cash and cash
       equivalents                                              (139)           565
Cash and cash equivalents, beginning of year                     957            550
Cash and cash equivalents, end of period                 $       818    $     1,115


See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The Condensed Consolidated Financial Statements at September 30, 2000 and for the quarters and nine-month periods ended September 30, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 1999.

Recent Developments

  On October 16, 2000, the Corporation announced the signing of an agreement to purchase the Aurora, IL-based Specialty Equipment Companies, Inc. ("Specialty") for $30.50 per share in cash. Upon completion of the purchase, Specialty will be integrated into Carrier Corporation. Specialty, which had sales of $502 million and earnings from operations of $72 million during the fiscal year ended January 31, 2000, designs, manufactures, and markets a broad array of refrigeration and food service products. The Corporation has commenced a tender offer for all outstanding shares of common stock of Specialty and will pay a total purchase price of approximately $600 million in cash for all of the outstanding shares and assume debt of approximately $100 million. The transaction is subject to regulatory approvals and the valid tender of a majority of Specialty shares, as well as other customary conditions.

Non-Shareowners' Changes in Equity

  Non-shareowners' changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners' changes in equity is provided below.

                                                           Quarter Ended         Nine Months Ended
                                                             September 30,         September 30,
                                                            2000      1999       2000         1999

   Net Income                                           $     496  $     90   $  1,382    $   1,475
   Foreign currency translation, net                         (77)        11       (139)         (60)
   Unrealized holding gain (loss) on
    marketable equity securities, net                          15         -       (159)           -
                                                        $     434  $    101   $  1,084    $   1,415

Investments in Businesses

  During the first nine months of 2000, the Corporation invested $507 million, including debt assumed, in the acquisitions of businesses. Those investments include Pratt & Whitney's second quarter purchase of the engine maintenance center of Braathens ASA, Carrier's first quarter purchase of the commercial refrigeration business of Electrolux AB, and other smaller industry consolidating transactions during the year. The assets and liabilities of the acquired businesses accounted for under the purchase method were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

goodwill and is being amortized over its estimated useful life. The increase in goodwill in the nine-month period of 2000 is associated with goodwill recorded on 2000 acquisitions as well as certain adjustments made in the finalization of purchase price allocations for 1999 acquisitions. The results of operations of all acquired businesses have been included in the Condensed Consolidated Statement of Operations beginning on the effective date of each acquisition. The pro forma results, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

Inventories and Contracts in Progress

                                                                 September 30,       December 31,
In Millions                                                           2000               1999
Inventories consist of the following:
  Raw material                                                  $       621        $         702
  Work-in-process                                                     1,180                1,158
  Finished goods                                                      2,129                1,871
  Contracts in progress                                               1,712                1,561
                                                                      5,642                5,292
Less:
  Progress payments, secured by lien, on U.S.
    Government contracts                                               (154)                 (87)
  Billings on contracts in progress                                  (1,784)              (1,701)
                                                                $     3,704        $       3,504


Restructuring

   During 1999, the Corporation's operating segments initiated a variety of actions aimed at further strengthening their future profitability and competitive position. Those actions focused principally on rationalizing manufacturing processes and improving the overall level of organizational efficiency, including the removal of management layers. Restructuring charges accrued in 1999 were $842 million before income taxes and minority interests and are expected to result in net reductions of approximately 15,000 salaried and hourly employees and approximately 8 million square feet of facilities.

   The 1999 accrued costs were recorded at each of the Corporation's operating segments as follows:

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

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  The following table summarizes the accrued costs associated with the 1999 restructuring actions by type and related activity through September 30, 2000:

                                        Accrued                      Accrued Exit &
                                       Severance                         Lease          Accrued Site
                                      and Related    Asset Write-     Termination      Restoration &
In Millions                              Costs           downs           Costs          Other Costs      Total

1999 Charges:
  Staff reductions                      $  433          $     -         $     -           $     -       $  433
  Facility closures                        149              160              44                56          409
Total accrued charges                      582              160              44                56          842
Adjustments                                (12)               -              (6)                -          (18)
1999 Adjusted                              570              160              38                56          824
Utilized to date:
   Cash                                   (307)               -             (14)              (16)        (337)
   Non-cash                                (70)            (160)              -                           (230)
Balance at
   September 30, 2000                   $  193          $     -         $    24          $     40       $  257

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

  As of September 30, 2000, workforce reductions of approximately 11,200 employees were completed and approximately 3.3 million square feet were eliminated. The remaining workforce reductions and plant closings are planned to be substantially completed by December of this year.

  In the first nine months of 2000, the Corporation incurred and recognized costs of $194 million associated with the restructuring actions that were not accruable when the actions were initiated.

Contingent Liabilities

  There has been no significant change in the Corporation's material contingencies during 2000. Summarized below, however, are the matters previously described in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in Form 10-K for calendar year 1999.

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

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Earnings Per Share

                                                             Quarter Ended       Nine Months Ended
                                                             September 30,         September 30,

In Millions (except per share amounts)                     2000       1999       2000        1999
Income from continuing operations                       $     496  $     90   $   1,382  $     785
Less:  ESOP Stock dividends                                   (8)        (9)        (24)       (25)
Basic earnings from continuing operations                     488        81       1,358        760
ESOP Stock adjustment                                           7         -*         21         21
Diluted earnings from continuing operations             $     495  $     81   $   1,379  $     781

Income from discontinued operation, net of tax          $       -  $      -   $       -  $      40

Gain on sale of discontinued
 operation, net of tax                                          -         -           -        650
                                                        $       -  $      -   $       -  $     690

Net income                                              $     496  $     90   $   1,382  $   1,475
Less:  ESOP Stock dividends                                    (8)       (9)        (24)       (25)
Basic earnings                                                488        81       1,358  $   1,450
ESOP Stock adjustment                                           7         -*         21         21
Diluted earnings                                        $     495  $     81   $   1,379  $   1,471

Average shares:
 Basic                                                        468       480         470         463
 Stock awards                                                  11        14          11          14
 ESOP Stock                                                    27         -*         27          27
 Diluted                                                      506       494         508         504

Earnings per share of Common Stock:
 Basic:
  Continuing operations                                 $    1.04  $    .17   $    2.89  $      1.64
  Discontinued operation                                        -         -           -          .09
  Gain on sale of discontinued
   operation                                                    -         -           -         1.40
  Net earnings                                          $    1.04  $    .17   $    2.89  $      3.13
 Diluted:
  Continuing operations                                 $     .98  $    .16   $    2.71  $      1.55
  Discontinued operation                                        -         -           -          .08
  Gain on sale of discontinued operation                        -         -           -         1.29
  Net earnings                                          $     .98  $    .16   $    2.71  $      2.92

* ESOP Stock adjustment is antidulitive and is not considered in the Earnings Per Share calculation for the quarter ended September 30, 1999.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and nine-month periods ended September 30, 2000 and 1999, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 18, 2000, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters and nine months ended September 30, 2000, and 1999, the condensed consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999, and the condensed consolidated balance sheet as of September 30, 2000. This financial information is the responsibility of the company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

  We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of changes in shareowners' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 19, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
October 18, 2000

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Item 2. Management's Discussion and Analysis of Results of Operations and
Financial                      Position


                         BUSINESS ENVIRONMENT

  The Corporation's operations are classified into four principal operating segments. Carrier and Otis serve customers in the commercial property and residential housing industries. Carrier also serves customers in the commercial refrigeration and transport industries. Pratt & Whitney and the Flight Systems segment, which includes Sikorsky Aircraft and Hamilton Sundstrand, primarily serve commercial and government customers in the aerospace industry.

  For discussion of the Corporation's business environment, refer to the discussions of "Business Environment," "Commercial Aerospace," and "Government Business" in the Management's Discussion and Analysis of Results of Operations and Financial Position in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 1999. Significant changes in the Corporation's business environment during the first nine months of 2000 are discussed below.

  As worldwide businesses, the Corporation's operations are affected by global and regional economic factors. During the first nine months of 2000, the decline in the Euro had a negative impact on the Corporation's consolidated results. In addition, U.S. residential housing and commercial construction starts decreased in the first nine months of 2000 compared to 1999 and airline industry fuel costs rose during that period. However, in general, the diversity of the Corporation's businesses and global market presence have helped, and should continue to help, limit the impact of any one industry or the economy of any single country on the consolidated results.

  The Sikorsky-Boeing joint venture that is under contract with the U.S. Army to develop prototypes, flight test and field test Comanche helicopters obtained approval to begin the Engineering and Manufacturing Development (EMD) phase. The EMD phase is expected to lead to the manufacture of 13 additional aircraft during 2004 and 2005 which will be used for continued development testing.

  There have been no other significant changes in the Corporation's business environment during the first nine months of 2000.

                   RESULTS OF CONTINUING OPERATIONS

  Consolidated revenues increased $338 million (6%) to $6.47 billion and $2.21 billion (13%) to $19.82 billion in the third quarter and nine-month period of 2000 compared to the same periods in 1999. Excluding the unfavorable impact of foreign currency translation, consolidated revenues increased 8% and 15% in the third quarter and nine-month period of 2000. The third quarter increase reflects the impact of the acquisition of International Comfort Products during the third quarter of 1999, LG Industrial Systems' Building Facilities Group ("LG Elevator") in the fourth quarter of 1999 and the commercial refrigeration business of Electrolux AB during the first quarter of 2000. The nine-month increase also reflects the impact of the acquisition of Sundstrand Corporation ("Sundstrand") late in the second quarter of 1999, partially offset by a decrease in revenues at Pratt & Whitney.

  Financing revenues and other income, net, increased $67 million and $123 million in the third quarter and nine-month period of 2000 compared to 1999. The third quarter increase was due primarily to the modification of a product support agreement and resolution of a contract dispute. The nine-month increase also reflects interest income on prior period income tax credits resulting from a second quarter 2000 industry related court decision from which the Corporation expects to benefit.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Gross margin as a percentage of sales increased 8.6 and 3.2 percentage points in the third quarter and nine-month period of 2000 compared to the same periods of 1999, due primarily to restructuring charges recorded in the third quarter of 1999.

  Research and development spending increased $23 million (8%) and $66 million (7%) in the third quarter and nine-month period of 2000 compared to 1999. The third quarter reflects increases at all segments with the largest increase at Pratt & Whitney. The nine-month increase was principally due to the inclusion of Sundstrand's operations in the Flight Systems segment in 2000. As a percentage of sales, research and development was 5.2% and 4.9% in the third quarter and nine-month period of 2000 as compared to 5.0% and 5.1% in the same periods of 1999. Research and development is expected to remain at approximately 5% of sales in 2000.

  Selling, general and administrative expenses decreased $25 million (3%) and increased $149 million (7%) in the third quarter and nine-month period of 2000 compared to 1999. The third quarter decrease was due primarily to third quarter 1999 restructuring charges. Excluding those restructuring charges, selling, general and administrative expenses increased 2% and 9% in the third quarter and nine-month period of 2000 compared to 1999. The third quarter increase was primarily due to the impact of acquisitions at Carrier and the nine-month increase primarily reflects the impact of acquisitions at Carrier and Hamilton Sundstrand. The increases in both periods were partially offset by cost reductions associated with the 1999 restructuring actions. As a percentage of sales, these expenses were 12.0% and 11.9% in the third quarter and nine-month period of 2000, as compared to 13.0% and 12.5% in the same periods of 1999.

  Interest expense increased $34 million and $101 million in the third quarter and nine-month period of 2000 compared to 1999. The increases are associated with $1.7 billion of debt issued in 1999 to finance acquisitions and repurchase the Corporation's Common Stock.

  The effective income tax rate for the third quarter of 2000 was 30.5%, a decrease of .4 percentage point over the same period of 1999, excluding the impact of the third quarter 1999 restructuring actions. Those restructuring actions carried a combined effective rate of 37.1%.

  Excluding third quarter 1999 restructuring actions and second quarter 2000 discrete tax items discussed below, the effective tax rate for the nine-month period of 2000 decreased to 30.5% from 30.9% for the same period of 1999. The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.

  The effective income tax rate for the nine-month period of 2000 including all tax items was 31.1%, as compared to 28.1% for the same period of 1999. The increase in effective tax rate relates to the absence, in 2000, of the impact of the third quarter 1999 restructuring actions and the impact of the second quarter 2000 enactment of Connecticut tax law changes and the related revaluation of the Corporation's state deferred tax asset. In addition, the Corporation expects to benefit from a second quarter 2000 industry related court decision and, as a result, has recognized income tax credits for prior periods and related interest income.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

Restructuring and Other Costs

  As described in the Notes to the Condensed Consolidated Financial Statements, the Corporation's operating segments initiated a variety of actions in 1999 aimed at further strengthening their future profitability and competitive position. The 1999 actions totaled $1,120 million, before income taxes and minority interests, and included accrued restructuring charges of $842 million, related charges of $141 million that were not accruable when initiated, and charges associated with product development and aircraft systems integration and non-product purchasing.

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

  In the current year, the Corporation expects to have pre-tax cash outflows related to the 1999 programs of less than $750 million, using cash generated from operations, including up to $300 million of additional costs that were not accruable when the actions were initiated. Through September 30, 2000, approximately $194 million of additional costs have been incurred and recognized. The 1999 restructuring and other actions taken by the Corporation are expected to result in savings that should offset the additional costs expected to be incurred, resulting in a modest benefit in 2000. Recurring savings, associated primarily with net reduction in workforce and facility closures, are expected to increase over a three-year period to approximately $750 million pre-tax annually.

Segment Review

  Revenues, operating profits and operating profit margins of the Corporation's principal operating segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries and in the third quarter of 2000 included a favorable settlement of a customer warranty issue. Results for the quarters and nine-month periods ended September 30, 2000 and 1999 are as follows:

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

In Millions of Dollars                                                           Operating
                                           Revenues       Operating Profits    Profit Margin
Quarter Ended September 30,              2000     1999       2000     1999      2000     1999


  Otis                                $ 1,504  $ 1,404    $   201  $   104     13.4%     7.4%
  Carrier                               2,111    1,939        242      100     11.5%     5.2%
  Pratt & Whitney                       1,782    1,749        300       (4)    16.8%    (0.2%)
  Flight Systems                        1,163    1,129        165       40     14.2%     3.5%
  Total segment                         6,560    6,221        908      240     13.8%     3.9%
  Eliminations and other                  (95)     (94)        (2)     (10)
  General corporate expenses                -        -        (56)     (52)
  Consolidated                        $ 6,465  $ 6,127        850      178
  Interest expense                                            (97)     (63)
  Income from continuing operations
   before income taxes and minority
   interests                                              $   753  $   115


                                                                                 Operating
                                           Revenues       Operating Profits    Profit Margin
Nine Months Ended September 30,          2000     1999       2000     1999      2000     1999


  Otis                                $ 4,581  $  4,146    $   587  $   420     12.8%    10.1%
  Carrier                               6,479     5,478        678      425     10.5%     7.8%
  Pratt & Whitney                       5,396     5,753        867      560     16.1%     9.7%
  Flight Systems                        3,621     2,499        443      161     12.2%     6.4%
  Total segment                        20,077    17,876      2,575    1,566     12.8%     8.8%
  Eliminations and other                 (261)     (266)       (10)     (26)
  General corporate expenses                -         -       (170)    (177)
  Consolidated                       $ 19,816  $ 17,610      2,395    1,363
  Interest expense                                            (276)    (175)
  Income from continuing operations
   before income taxes and minority
   interests                                               $ 2,119  $ 1,188


  Otis revenues increased $100 million (7%) and $435 million (10%) in the third quarter and nine-month period of 2000 compared to 1999. Excluding the impact of foreign currency translation, the third quarter increase was due primarily to the impact of the fourth quarter 1999 acquisition of LG Elevator and increased sales in all regions except Asia, with the majority of the increase in North America. The nine-month increase reflects the acquisition of LG Elevator and increased sales in all regions. Foreign currency translation reduced revenues by 5% and 4% in the third quarter and nine-month period of 2000 compared to 1999, primarily due to a weaker Euro.

  Otis operating profits increased $97 million and $167 million in the third quarter and nine-month period of 2000 compared to 1999, in part due to restructuring charges recorded in the third quarter of 1999. Excluding third quarter 1999 restructuring, operating profits increased $24 million (14%) and $94 million (19%) for the third quarter and nine-month period of 2000 compared to 1999, reflecting the impact of the acquisition of LG Elevator and increases

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

in all regions, partially offset by the negative impact of foreign currency translation associated with a weaker Euro. Foreign currency translation reduced operating profits by 8% and 7% in the third quarter and nine-month period of 2000 compared to 1999.

  Carrier revenues increased $172 million (9%) and $1,001 million (18%) in the third quarter and nine-month period of 2000 compared to 1999. The increases reflect the acquisition of the commercial refrigeration business of Electrolux AB earlier this year, the acquisition of International Comfort Products during the third quarter of 1999, and growth in the North American commercial business. The third quarter increase was partially offset by a decline in the North American residential operation related to a cooler summer selling season in many regions of the U.S. and a decline in the North American truck/trailer operation associated with higher fuel prices and interest rates. Foreign currency translation reduced revenues by 2% in both the third quarter and nine-month period of 2000 compared to 1999.

  Carrier operating profits increased $142 million and $253 million in the third quarter and nine-month period of 2000 compared to 1999. Excluding restructuring charges recorded in the third quarter of 1999, operating profits increased $19 million (9%) and $130 million (24%) in those periods. The third quarter and nine-month increases were primarily due to the impact of the acquisition of International Comfort Products during the third quarter of 1999, growth in the North American commercial business and incremental export incentives in Latin America, partially offset by declines in the North American truck/trailer operation associated with higher fuel prices and interest rates. In addition, the North American residential operation decreased in the third quarter and increased in the nine-month period. Foreign currency translation reduced operating profits by 1% in both the third quarter and nine-month period of 2000 compared to 1999.

  Carrier has announced an agreement to purchase Specialty Equipment Companies to strengthen and broaden its growing commercial refrigeration business.

  Pratt & Whitney revenues increased $33 million (2%) in the third quarter and decreased $357 million (6%) in the nine-month period of 2000 compared to 1999. The third quarter increase reflects higher sales in the small engine business at Pratt & Whitney Canada, the impact of fourth quarter 1999 acquisitions, and modification of a product support agreement, mostly offset by lower revenues on large military engines. The nine-month decrease is due primarily to fewer commercial and military engine shipments partially offset by increases at Pratt & Whitney Canada and the impact of fourth quarter 1999 acquisitions.

  Pratt & Whitney operating profits increased $304 million and $307 million in the third quarter and nine-month period of 2000 compared to 1999, largely due to third quarter 1999 restructuring charges. Excluding third quarter 1999 restructuring, operating profits increased $39 million (15%) and $42 million (5%) for the third quarter and nine-month period of 2000 compared to 1999, reflecting favorability in the commercial engine business and in the small engine business at Pratt & Whitney Canada. Those increases were partially offset in both periods by an anticipated decline in government funded research and development.

  Flight Systems revenues increased $34 million (3%) and $1,122 million (45%) in the third quarter and nine-month period of 2000 compared to 1999. The third quarter increase reflects slight growth at both Sikorsky and Hamilton Sundstrand operations and the resolution of a contract dispute. The nine-month increase also reflects the impact of the second quarter 1999 acquisition of Sundstrand.

  Flight Systems operating profits increased $125 million and $282 million in the third quarter and nine-month period of 2000 compared to 1999, partially due to third quarter 1999 restructuring charges. Excluding third quarter 1999

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

restructuring, operating profits increased $33 million (25%) and $190 million (75%) for the quarter and nine-month period of 2000 compared to 1999. The third quarter increase reflects improvements at both Hamilton Sundstrand and Sikorsky, including a resolution of a contract dispute. The nine-month increase primarily relates to the inclusion of Sundstrand's results for the entire nine-month period of 2000.

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

Set forth below are selected key cash flow data:

                                                             Nine Months Ended
                                                               September 30,
In Millions                                                  2000          1999
Operating Activities
  Net cash flows provided by operating activities      $     1,822   $     1,594

Investing Activities
  Capital expenditures                                        (600)        (485)
  Investments in businesses                                   (507)      (2,612)
  Increase in customer financing assets, net                    (9)        (132)

Financing Activities
  Repurchase of Common Stock                                  (673)        (549)
  (Decrease) increase  in total debt                           (79)        1,349
  Increase in net debt                                          60           784

Net cash flows provided by discontinued operation                -         2,159

  Cash flows provided by operating activities increased $228 million in the first nine months of 2000 compared to the corresponding period in 1999. The increase reflects improved operating performance, in part due to lower restructuring charges in 2000, partially offset by an increase in working capital levels in 2000.

  Cash flows used in investing activities decreased $2.1 billion in the first nine months of 2000 compared to the first nine months of 1999 primarily due to the second quarter 1999 purchase of Sundstrand. Cash spending for investments in businesses for the first nine months of 2000 includes the first quarter Carrier acquisition of the commercial refrigeration business of Electrolux AB and the second quarter Pratt & Whitney acquisition of the engine maintenance center of Braathens. Total cash spending for investments in businesses in 2000 is expected to be in the range of $1.25 billion, including the recently announced agreement to purchase Specialty Equipment Companies.

  Customer financing activity decreased to a net use of cash of $9 million in the first nine months of 2000 from the $132 million net use of cash in the first nine months of 1999, primarily due to decreased customer demand for financing. While the Corporation expects that 2000 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation's total commitments to finance or arrange financing of commercial aircraft and related equipment at September 30, 2000 were approximately $1.1 billion compared to $1.3 billion for the same period of 1999.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  The Corporation repurchased $673 million of Common Stock, representing 11.8 million shares, in the first nine months of 2000 under previously announced share repurchase programs. The share repurchase programs continue to be a use of the Corporation's cash flows and have more than offset the dilutive effect resulting from the issuance of stock under stock-based employee benefit programs. At September 30, 2000, the Corporation was authorized to repurchase an additional 13 million shares.

  As described in the Corporation's 1999 Annual Report incorporated by reference in Form 10-K, the Corporation sold its UT Automotive Unit to Lear Corporation on May 4, 1999. The discontinued UT Automotive operation and its subsequent sale provided $2,159 million of cash in 1999.

  Other selected financial data are as follows:

                                 September 30, December 31, September 30,
In Millions of Dollars               2000          1999         1999

Cash and cash equivalents        $      818    $     957    $    1,115
Total debt                            4,242        4,321         3,522
Net debt (total debt less cash)       3,424        3,364         2,407
Shareowners' equity                   7,423        7,117         7,102
Debt-to-total capitalization             36%           38%          33%
Net debt-to-total capitalization         32%           32%          25%

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

  Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Although uncertainties in acquisition spending could cause modest variations at times, management anticipates that the level of debt-to-capital will remain generally consistent with recent levels.

New Accounting Guidance

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which, as amended, is currently effective January 1, 2001 for the Corporation. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Management believes adoption of this standard and related transition adjustments will not have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," (SAB

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

101) which, as amended, is effective for the fourth quarter of 2000 for the Corporation. SAB 101 provides the SEC Staff's views on applying generally accepted accounting principles to certain revenue recognition issues. Management does not believe SAB 101 will have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

  There has been no significant change in the Corporation's exposure to market risk during the first nine months of 2000. For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 1999.

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

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Part II - Other Information

  Item 1. Legal Proceedings

  As previously reported, the Corporation has been served with two qui tam complaints under the civil False Claims Act in the United States District Court for the District of Connecticut: U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No. 394CV00963 (filed July 1997, and involving allegations of improper accounting for fixed assets), and U.S. ex rel. Capella v. UTC and Norden Systems Inc., No. 394CV02063 (filed December 1994, and involving allegations of improper accounting for insurance costs). The civil False Claims Act provides for penalties in a civil case of up to $10,000 per false claim submitted. The number of false claims implicated by the foregoing qui tam complaints cannot currently be ascertained; however, if determined adversely to the Corporation the number could result in significant penalties. The qui tam relator in each case has claimed unspecified damages (trebled) and penalties, and the Department of Justice in each case has declined to take over the litigation. On August 24, 2000, the court dismissed portions of the complaints as they relate to the Corporation and has dismissed alleged false claims that occurred prior to June 15, 1988 (Drake) and December 6, 1988 (Capella). Norden Systems, Inc., an inactive subsidiary of the Corporation (later renamed NSI, Inc.), remains a defendant in both cases. Damages and penalties, if any, imposed on NSI, Inc. could be borne by or also imposed on the Corporation due to its ownership of NSI, Inc. at the time the claims arose. The court also has given the relator additional time to submit an amended complaint, which may result in additional or reinstituted claims against the Corporation.

  Except as noted above, there have been no material developments in legal proceedings during the quarter ended September 30, 2000. For a description of previously reported legal proceedings, refer to Part II - Other Information,
Item 1. Legal Proceedings of the Corporation's Report on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 and to Part I, Item 3. Legal Proceedings of the Corporation's Annual Report on Form 10-K for 1999.

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

  (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

*Submitted electronically herewith.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  October 26, 2000       By: /s/ David J. FitzPatrick
                               David J. FitzPatrick
                               Senior Vice President,
                               Chief Financial Officer and Treasurer


Dated:  October 26, 2000       By: /s/ David G. Nord
                               David G. Nord
                               Vice President, Controller


Dated:  October 26, 2000       By: /s/ William H. Trachsel
                               William H. Trachsel
                               Senior Vice President, General Counsel and
                               Secretary

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



                            EXHIBIT INDEX


     (12)  Statement re: computation of ratio of earnings to fixed charges. *

     (15)  Letter re: unaudited interim financial information. *

     (27)  Financial data schedule. *







*Submitted electronically herewith.