Form 10-K
period 2000-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2001-02-12
CIK 101829

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K


[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000


Commission file number 1-812


                 UNITED TECHNOLOGIES CORPORATION
     (Exact name of registrant as specified in its charter)

                DELAWARE                       06 0570975
     (State or other jurisdiction of        (I.R.S. Employer
     Incorporation or organization)        Identification No.)


    One Financial Plaza, Hartford, Connecticut   06103
    (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (860) 728-7000

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

At January 31, 2001, there were 470,686,714 shares of Common Stock outstanding. The aggregate market value of the voting Common Stock held by non-affiliates at January 31, 2001 was approximately $35,214,250,453, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Portions of the United Technologies Corporation 2000 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV hereof; and (2) Portions of the United Technologies Corporation Proxy Statement for the 2001 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

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

                     Index to Annual Report
                        on Form 10-K for
                  Year Ended December 31, 2000


PART I                                                        Page

Item 1.    Business  .............................................  1

Item 2.    Properties ............................................  8

Item 3.    Legal Proceedings .....................................  9

Item 4.    Submission of Matters to a Vote of Security Holders ... 10

-----      Executive Officers of the Registrant .................. 10

PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters ................................... 12

Item 6.    Selected Financial Data ............................... 12

Item 7.    Management's Discussion and Analysis of Results of
           Operations and Financial Position ..................... 12

Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk .................................................. 12

Item 8.    Financial Statements and Supplementary Data ........... 12

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ................... 12

PART III

Item 10.   Directors and Executive Officers of the Registrant .... 12

Item 11.   Executive Compensation ................................ 12

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management ............................................ 13

Item 13.   Certain Relationships and Related Transactions ........ 13

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K .............................................  13

Item 1.  Business

   United Technologies Corporation was incorporated in Delaware in 1934.
Growth is attributable to acquisitions and the internal development of existing businesses of the Corporation.*

   Management's Discussion and Analysis of the Corporation's Results of Operations and Financial Position at December 31, 2000, with comparisons of 2000 to 1999 and 1999 to 1998, as well as Selected Financial Data for each year in the five year period ended December 31, 2000 are set forth on pages 1 through 8 of the Corporation's 2000 Annual Report to Shareowners. Whenever reference is made in this Form 10-K to specific pages in the 2000 Annual Report to Shareowners, such pages are incorporated herein by reference.

                       Operating Segments

   The Corporation conducts its business through four principal operating segments. The segments were generally determined based on the management of the businesses and on the basis of separate groups of operating companies, each with general operating autonomy over diversified products and services. The principal products of each segment are as follows:

Operating
Segment          Principal Products

Otis --Otis elevators, escalators, automated people movers and service.

Carrier --Carrier commercial and residential heating, ventilating and air conditioning ("HVAC") systems and equipment, commercial and transport refrigeration equipment, aftermarket service and components.

Pratt & Whitney  --Pratt & Whitney commercial, general aviation and military aircraft engines, parts, service, industrial gas turbines and space propulsion.

Flight Systems   --Sikorsky commercial and military helicopters,
                 parts and service.
                 --Hamilton Sundstrand aerospace and industrial products, including aircraft power generation and management systems, engine and flight controls, auxiliary power units, environmental control systems and propeller systems (aerospace), and air compressors, metering devices, fluid handling equipment and enclosed gear drives (industrial).

Segment financial data for the years 1998 through 2000, including financial information about foreign and domestic operations and export sales, is included in Note 15 of Notes to Consolidated Financial Statements on pages 22 through 24 of the Corporation's 2000 Annual Report to Shareowners.

                  Description of Business by Operating Segment

   The following description of the Corporation's business by operating segment should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Position appearing in the Corporation's 2000 Annual Report to Shareowners, especially the information contained therein under the heading "Business Environment."

Otis
   Otis is the world's largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators, including hydraulic and traction elevators for low- and medium-speed applications and gearless elevators for high-speed passenger operations in high-rise buildings. In February 2000, Otis announced its new Gen2 (trademark symbol) elevator system for low- to mid-rise buildings, the first elevator to use flat, coated steel belts. Installations of this new machine room-less elevator began in February 2000. Otis also produces a broad line of escalators and, for horizontal transportation, moving walks and automated people movers and shuttles. In addition to new equipment, Otis provides modernization products and services to upgrade elevators and escalators. Otis also provides maintenance services for a substantial portion of the elevators and escalators which it sells, as well as those of other manufacturers. Otis' products and services are sold principally to building contractors and owners.
_______________________

* "Corporation," unless the context otherwise requires, means United Technologies Corporation or UTC and its subsidiaries.

   In 1999, LG-Otis Elevator Company was formed in Korea to acquire the Building Facilities Group of LG Industrial Systems Co. Inc. The Corporation has an 80 percent equity interest in LG-Otis Elevator Company.

   Revenues generated by Otis' international operations were 77 and 78 percent of total Otis segment revenues in 2000 and 1999, respectively. At December 31, 2000, Otis' business backlog was $3,770 million, as compared to $3,782 million at December 31, 1999. Substantially all of the business backlog at December 31, 2000 is expected to be realized as sales in 2001.

Carrier
   Carrier is the world's largest manufacturer of commercial and residential heating, ventilating and air conditioning systems and equipment. Carrier is also a leading producer of commercial and transport refrigeration equipment, and provides aftermarket service and components for its products and those of other manufacturers. The products manufactured by Carrier include chillers and airside equipment, commercial unitary systems, residential split systems (cooling only and heat pump), duct-free split systems, window and portable room air conditioners and furnaces, as well as transport refrigeration and commercial refrigeration equipment. Carrier's products and services are sold under Carrier and other brand names principally to building contractors and owners, homeowners, shipping and trucking companies, supermarkets and food service companies. Sales are made both directly to the customer and through manufacturers' representatives, distributors, dealers, individual wholesalers and retail outlets.

   In April 1999, Carrier formed an alliance with Toshiba Corporation to combine and coordinate certain air conditioning manufacturing and distribution operations. Toshiba Carrier Corporation is based in Japan and owned 40 percent by Carrier and 60 percent by Toshiba. Carrier and Toshiba Carrier Corporation formed manufacturing joint ventures in the U.K., with Carrier holding a majority interest, and in Thailand with Carrier and Toshiba Carrier owning equal interests. In August 1999, Carrier expanded its North American presence in residential and light commercial heating and air conditioning equipment by acquiring International Comfort Products Corporation.

   In February 2000, Carrier expanded its European commercial refrigeration operations by acquiring the Electrolux Group's commercial refrigeration business. In November 2000, Carrier acquired Specialty Equipment Companies, a manufacturer of commercial refrigeration and food service equipment in the United States and Europe.

   Revenues generated by Carrier's international operations, including U.S. export sales, were 48 percent of total Carrier segment revenues in each of 2000 and 1999. At December 31, 2000, Carrier's business backlog was $1,004 million, as compared to $978 million at December 31, 1999. Substantially all of the business backlog at December 31, 2000 is expected to be realized as sales in 2001.

Otis and Carrier Worldwide Operations
   Otis and Carrier conduct their businesses through subsidiaries and affiliates worldwide, some of which have significant minority interests. In addition, their global growth strategies include investments in markets worldwide, including those in Central and Eastern Europe, the People's Republic of China, Russia, Brazil, South Korea and other countries, which involve a higher degree of currency, political and economic risk than investments in more developed markets.

   The U.S. and worldwide operations of Otis and Carrier can be affected by changes in economic, industrial, political, weather and international conditions, including changes in interest rates (which can affect demand for products and services), changes in technology, changes in legislation and government policies (including those related to investments, exchange controls, repatriation of earnings and, in the case of Carrier, regulation of refrigerants), changes in the level of construction activity, changes in exchange rates, changes in labor costs (which can affect Otis service and maintenance margins) and raw material costs, and competition from a large number of companies in the United States and other countries. Carrier's operations can also be affected by changes in the level of production and utilization of transport equipment, in the level of retail sales of perishable food products, and in fuel prices. The principal methods of competition are price, delivery schedule, product performance and service.

Pratt & Whitney and Flight Systems Aerospace and Defense Products
   Pratt & Whitney and Flight Systems produce aerospace and defense products. Sales of these products are subject to changes in technology; lengthy and costly development cycles; the effects of consolidation in the aerospace and defense industry; heavy dependence on a small number of products and programs; changes in legislation (including restrictions on aircraft engine noise and emissions) and in government procurement practices; policies of some foreign customers which require offset programs (in-country purchases, manufacturing and financial support projects required as a condition to obtaining orders) or other arrangements; substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products) and companies that obtain regulatory agency approval to manufacture spare parts; and changes in economic, industrial and international conditions. In addition, the financial performance of these two segments can be affected in a number of respects by the general level of activity and performance of the commercial airline industry and the aviation industry and by changes in fuel prices. The international operations of these segments are subject to local government regulations (including regulations relating to investments, exchange controls and repatriation of earnings) as well as to varying currency, political and economic risks. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy. Military spare parts sales are also affected by policies of the U.S. and foreign governments of purchasing parts from suppliers other than the original equipment manufacturers.

   The principal methods of competition in the Corporation's aerospace and defense businesses are price, product performance, service, delivery schedule and other terms and conditions of sale, including discounts and other financial incentives, performance and operating cost guarantees, maintenance agreements and participation in financing arrangements for commercial jet engines and helicopters. Engine selections by airlines, airframe manufacturers and operators can have a significant impact on sales of spare parts and maintenance services. Significant elements of Pratt & Whitney's and Flight Systems' business, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Also, since a substantial portion of the backlog for commercial customers is scheduled for delivery beyond 2001, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled.

   In 2000, the Corporation announced its participation in the formation of MyAircraft, a joint venture to develop a business-to-business e-commerce marketplace for aerospace aftermarket products and services.
E-commerce business models are subject to significant risks due to rapid changes in technology, business practices and customer acceptance, as well as substantial competition from other e-commerce initiatives. These e-commerce exchanges can also have a significant impact on the manner in which the Corporation sells parts and services.

Pratt & Whitney
   Pratt & Whitney is one of the world's leading producers of commercial, general aviation and military aircraft engines. Pratt & Whitney provides overhaul and repair services, spare parts, and fleet management services for the engines it produces, as well as for many other models of commercial and military jet and gas turbine engines. Pratt & Whitney also produces power generation equipment, liquid rocket propulsion systems and solid rocket motors.

   Pratt & Whitney currently produces three families of large commercial jet engines: the JT8D-200 series, the PW2000 series and the PW4000 series. JT8D-200 series engines power the Boeing MD-80 aircraft. Applications for the PW2000 series include the Boeing 757-200/PF aircraft and the Iluyshin IL-96 aircraft. The PW4000 engine family powers the Airbus A310-300, A300-600 and A330-200/300 series; the Boeing 747-400, 767-200/300 and 777-200/300 series of aircraft; and the Boeing MD-11 aircraft. (The Boeing Company ("Boeing") phased out production of MD-80 aircraft in December 1999 and has announced that MD-11 production would be phased out in 2001.) Pratt & Whitney has entered into a Memorandum of Understanding with Airbus Industrie ("Airbus") to develop, market and sell PW6000 series engines for installation on Airbus A318 aircraft, currently expected to enter service in the fourth quarter of 2002.

   In view of the risk and cost associated with developing new engines, Pratt & Whitney has entered into commercial engine collaboration arrangements in which costs, revenues and risks are shared. At December 31, 2000, the interests of other participants in these items were approximately as follows: 24 percent of the JT8D-200 series engine program, 29 percent of the PW2000 series engine program, 14 percent of the 94 and 100 inch fan models of the PW4000, 26 percent of the PW4084 and PW4090 models and 24 percent of the PW4098 model. IAE International Aero Engines AG, a collaboration in which Pratt & Whitney has a 33 percent interest, markets and supports the V2500 engine. Applications for the V2500 engine include Airbus' A319, A320 and A321 aircraft and Boeing's MD-90. (Boeing phased out production of MD-90 aircraft in 2000.) Pratt & Whitney also has a 50 percent interest in GE-P&W Engine Alliance, LLC, an alliance formed in 1996 with GE Aircraft Engines to develop, market and manufacture a new jet engine known as the GP7000. The new engine is intended to power Boeing 767-400ERX, Boeing 747X and Airbus A380 aircraft. In December 2000, Airbus announced the launch of the A380 aircraft (formerly known as the A3XX), with first deliveries scheduled for 2006.

   Manufacturers of many commercial aircraft offer their customers a choice of engines, giving rise to competition among engine manufacturers at the time of sale of aircraft. This competition is intense, particularly for new commercial airframe/engine combinations, and can result in offers by engine suppliers of substantial financial incentives, performance and operating cost guarantees and maintenance agreements. Pratt & Whitney's major competitors in the sale of engines are the aircraft engine businesses of General Electric Company and Rolls Royce plc. (For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4 and 13 of Notes to Consolidated Financial Statements on pages 16 and 21 to 22 of the Corporation's 2000 Annual Report to Shareowners.)

   Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney sales in the U.S. and Canada are also made directly to the customer and, to a limited extent, through independent distributors. Other export sales are made with the assistance of independent sales representatives. Sales to Boeing and Airbus were each 15 percent of total Pratt & Whitney revenues in 2000, before taking into account discounts or financial incentives offered to customers.

   Pratt & Whitney currently produces two military aircraft engines, the F100 (powering F-15 and F-16 fighter aircraft) and the F117 (powering C-17 transport aircraft). All of Pratt & Whitney's F100 sales contracts are with the United States Air Force ("USAF") or with foreign governments. All of Pratt & Whitney's
F117 sales contracts are with either the USAF or Boeing.    Pratt & Whitney is
also under contract with the USAF to develop the F119 engine, the only anticipated source of propulsion for the two-engine F-22 fighter aircraft being developed by Lockheed Martin Corporation ("Lockheed Martin") and Boeing. In addition, both contractors (Boeing and Lockheed Martin) that were selected to proceed into the next phase of the Joint Strike Fighter development program have selected derivatives of Pratt & Whitney's F119 engine to power their competing demonstration aircraft. Management cannot predict with certainty whether, when, and in what quantities Pratt & Whitney will produce F119 engines.

   Pratt & Whitney Canada ("PWC") is one of the world's leading manufacturers of turbofan, turboprop and turboshaft engines used in a variety of aircraft, including up to seventy passenger business and regional/commuter airline aircraft, general aviation aircraft and light and medium helicopters. PWC also provides auxiliary power units for large commercial aircraft, advanced gas turbine engines for industrial and power generation applications and worldwide engine maintenance services.

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

   Pratt & Whitney Power Systems ("PWPS") supplies industrial power generation and mechanical drive equipment in the 300 kilowatts to 50 megawatts range. In October 2000, PWPS established a service agreement with Power Industry Consultants of Atlanta, Georgia to provide operations, maintenance, field services and turnkey services for PWPS industrial gas turbine products.

   Revenues from Pratt & Whitney's international operations, including U.S. export sales, were 50 percent and 48 percent of total Pratt & Whitney segment revenues in 2000 and 1999, respectively. At December 31, 2000, Pratt & Whitney's business backlog was $9,866 million, including $1,434 million of U.S. Government funded contracts and subcontracts, as compared to $8,256 million and $1,394 million, respectively, at December 31, 1999. Of the total Pratt & Whitney backlog at December 31, 2000, approximately $4,055 million is expected to be realized as sales in 2001.

Flight Systems
   The Corporation's Flight Systems business is conducted through Sikorsky Aircraft and Hamilton Sundstrand. The Corporation acquired Sundstrand Corporation in 1999 and combined it with the operations of the former Hamilton Standard.

   Sikorsky is one of the world's largest manufacturers of military and commercial helicopters and the primary supplier of transport helicopters to the U.S. Army and Navy. Sikorsky also supplies helicopters to foreign governments and the worldwide commercial market. Sikorsky produces helicopters for passenger, utility/transport, cargo, anti-submarine warfare, and search and rescue operations. Sikorsky's business base also includes remanufacturing of used aircraft, spare parts sales, overhaul and repair, and service contracts.

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

   In July 1997, Sikorsky signed a multi-year contract with the U.S. Government to deliver 108 Black Hawk family helicopters from July 1997 through June 2002. Under the contract as it has been amended through December 2000, the purchase commitment has been increased to 207 helicopters. As of December 31, 2000, 141 helicopters have been delivered under the contract. While Sikorsky is pursuing opportunities for additional sales to the U.S. Government, Sikorsky's production of Black Hawk family helicopters is increasingly dependent upon obtaining foreign sales. In 2000, Sikorsky signed contracts to sell 47 Black Hawks and variants to several foreign government customers for delivery from 2000 through 2004.

   Sikorsky is engaged in development of the S-92 aircraft, a large cabin derivative of the Black Hawk helicopter, for commercial and military markets. A significant portion of the development is being carried out by companies in Brazil, the People's Republic of China, Japan, Spain and Taiwan under collaborative arrangements. Regulatory certification of the S-92 is expected in 2002. While marketing efforts for the S-92 have commenced, management cannot predict with certainty whether, when, and in what quantities the S-92 will be produced.

   Sikorsky has a 50 percent interest in a joint venture with Boeing for the development of the U.S. Army's next generation light attack and reconnaissance helicopter, the RAH-66 Comanche. The Sikorsky-Boeing joint venture is performing under a cost reimbursement contract awarded in 1991. The first two prototype aircraft are undergoing flight testing, and the Sikorsky-Boeing joint venture has entered into a $3.1 billion Engineering and Manufacturing Development program with the U.S. Army to deliver thirteen Comanche helicopters in 2004 and 2005 for test and evaluation purposes. The first U.S. Army Comanche unit is scheduled to be operationally equipped in 2006. Management cannot predict with certainty whether, when, and in what quantities any additional Comanche aircraft will be produced.

   Hamilton Sundstrand primarily sells products and services for use by aerospace customers worldwide. Industrial products are also sold to a diversified group of basic industries. Hamilton Sundstrand's principal aerospace systems, subsystems and components include electric power generating, distribution, management and control systems; fuel and special fluid pumps; engine control systems; gearboxes; actuation systems; ram air turbine emergency systems; auxiliary power units; environmental control systems; propeller systems; launch vehicle hydraulic power units; and electronic controls and components. Hamilton Sundstrand is also the prime contractor for NASA's space suit/life support system and produces environmental control, life support, mechanical systems and thermal control systems for international space programs. Hamilton Sundstrand's principal industrial products include enclosed gear drives; flexible shaft couplings; large ring gears; metering and specialty pumps; rotary screw industrial and portable air compressors; pneumatic tools; dryers and filters; high-speed centrifugal pumps and compressors and leak proof pumps.

   Hamilton Sundstrand's aerospace businesses serve commercial, military, regional, business and general aviation, as well as space and undersea applications. Aftermarket services include spare parts, overhaul and repair and engineering and technical support. Hamilton Sundstrand aerospace products are sold directly to airframe manufacturers, the U.S. Government, aircraft operators and independent distributors. Hamilton Sundstrand sales of aerospace products to Boeing, Pratt & Whitney and Airbus, including sales where the U.S. Government was the ultimate customer, were 11 percent of Flight Systems segment sales in 2000.

   Hamilton Sundstrand's industrial products serve industries involved with raw material processing, bulk material handling and construction (including mining; metal and other material processing; hydrocarbon and chemical processing; water and waste water treatment). These industrial products are sold directly to end-users, through manufacturer representatives and distributors and through engineering contractors. Demand for Hamilton Sundstrand's industrial products is tied closely to the level of general economic activity. Hamilton Sundstrand has competitors or potential competitors in both its aerospace and industrial businesses. Hamilton Sundstrand believes that its research and development, proprietary technology, and product and service reputations have been significant in maintaining its competitive standing.

   Revenues generated by the Flight Systems segment's international operations, including export sales, were 44 percent and 41 percent of total Flight Systems segment revenues in 2000 and 1999, respectively. At December 31, 2000, Flight Systems' business backlog was $4,593 million, including $2,532 million under funded contracts and subcontracts with the U.S. Government, as compared to $3,930 million and $1,011 million, respectively, at December 31, 1999. Of the total Flight Systems segment backlog at December 31, 2000, approximately $2,985 million is expected to be realized as sales in 2001.

Other
   The Corporation's International Fuel Cells unit ("IFC") is a world leader in fuel cell production and development for commercial, transportation, residential and space applications. IFC is the sole supplier of fuel cells for U.S. space missions and also offers a commercially available fuel cell power plant, known as the PC25 (trademark symbol).

   The PC25 is a 200 kilowatt stationary fuel cell power plant with a phosphoric acid cell stack. Over 200 PC25 units have been delivered around the world. Fuel cell power plants using proton exchange membrane technology
(PEM) are currently in development for transportation, commercial stationary, and residential applications. IFC is working with five automakers and two bus manufacturers, as well as the U.S. Department of Energy, on development and demonstration programs for automobiles.

   Although fuel cells are believed to be superior to conventional power generators in terms of efficiency and environmental characteristics, current production rates remain low across the industry. Continued technology advancement and wider market acceptance are required to reduce the production cost of fuel cell components and power plants. There is still significant uncertainty as to whether and when commercially viable PEM fuel cells will be produced. IFC continues to seek strategic partners to develop sources of supply, as well as marketing and distribution channels. Toshiba Corporation owns a 13 percent equity interest in IFC.

   The results of IFC are included in the "Eliminations and other" category in the segment financial data in Note 15 of Notes to Consolidated Financial Statements on pages 22 to 24 of the Corporation's 2000 Annual Report to Shareowners.

        Other Matters Relating to the Corporation's Business as a Whole

Research and Development
   To maintain its competitive position, the Corporation spends substantial amounts of its own funds on research and development. Such expenditures, which are charged to income as incurred, were $1,302 million or 5.0 percent of total sales in 2000, as compared with $1,292 million or 5.4 percent of total sales in 1999 and $1,168 million or 5.1 percent of total sales in 1998. The Corporation also performs research and development work under contracts funded by the U.S. Government and other customers. Such contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Flight Systems segment, amounted to $1,004 million in 2000, as compared with $1,044 million in 1999 and $1,065 million in 1998.

Contracts, Other Risk Factors, Environmental and Other Matters
   Government contracts are subject to termination at the convenience of the Government, in which event the Corporation normally would be entitled to reimbursement for its allowable costs incurred plus a reasonable profit. Most of the Corporation's sales are made under fixed-price type contracts; only 4 percent of the Corporation's total sales for 2000 were made under cost-reimbursement type contracts.

   Like many defense contractors, the Corporation has received allegations from the U.S. Government that some contract prices should be reduced because cost or pricing data submitted in negotiation of the contract prices may not have been in conformance with government regulations. The Corporation has made voluntary refunds in those cases it believes appropriate, has settled some allegations, and does not believe that any further price reductions that may be required will have a material effect upon its financial position, results of operations or cash flows.

   The Corporation is now, and believes that in light of the current government contracting environment it will be, the subject of one or more government investigations. See Item 3 - Legal Proceedings on pages 9 and 10 of this Form 10-K and Note 14 of Notes to Consolidated Financial Statements on page 22 of the Corporation's 2000 Annual Report to Shareowners for further discussion.

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

   Like other users in the U.S., the Corporation is largely dependent upon foreign sources for certain of its raw materials requirements such as cobalt (Africa) and chromium (Africa, Eastern and Central Europe and the countries of the former Soviet Union). To alleviate this dependence and accompanying risk, the Corporation has a number of on-going programs which include the development of new suppliers; the increased use of more readily available materials through material substitutions and the development of new alloys; and the conservation of materials through scrap reclamation and new manufacturing processes such as net shape forging.

   The Corporation has sought cost reductions in its purchases of certain other materials, components, and supplies by consolidating its purchases, reducing the number of suppliers and using online bidding competitions among potential suppliers. In some instances, the Corporation is reliant upon a single source of supply. A disruption in deliveries from its suppliers, therefore, could have an adverse effect on the Corporation's ability to meet its commitments to customers. The Corporation believes that it has appropriately balanced the risks against the costs of sustaining a greater number of suppliers. The Corporation does not foresee any unavailability of materials, components, or supplies which will have any material adverse effect on its overall business, or on any of its business segments, in the near term.

   The Corporation does not anticipate that compliance with current federal, state and local provisions relating to the protection of the environment will have a material adverse effect upon its cash flows, competitive position, financial position or results of operations. (Environmental matters are the subject of certain of the legal matters described in Item 3 - Legal Proceedings on pages 9 and 10 of this Form 10-K, and are further addressed in Management's Discussion and Analysis of Results of Operations and Financial Position on page 7 and Notes 1 and 14 of Notes to Consolidated Financial Statements on pages 15 and 22 of the Corporation's 2000 Annual Report to Shareowners.)

   Most of the laws governing environmental matters include criminal provisions. If the Corporation were convicted of a violation of the federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation would be listed on the Environmental Protection Agency's ("EPA") List of Violating Facilities. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract awarded to the Corporation during any period of listing by the EPA.

   While the Corporation's patents, trademarks, licenses and franchises are cumulatively important to its business, the Corporation does not believe that the loss of any one or group of related patents, trademarks, licenses or franchises would have a material adverse effect on the overall business of the Corporation or on any of its operating segments.

Cautionary Note Concerning Factors That May Affect Future Results
   This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide Management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

 . Future earnings and other measurements of financial performance
 . Future cash flow and uses of cash
 . The effect of economic downturns or growth in particular regions
 . The effect of changes in the level of activity in particular industries or markets
 . The scope, nature or impact of acquisition activity
 . Product developments and new business opportunities, including e-business . Restructuring costs and savings
 . The outcome of contingencies
 . The transition to the use of the euro as a currency.

   All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Annual Report on Form 10-K for 2000 includes important information as to risk factors in the "Business" section under the headings "Description of Business by Operating Segment," "Other Matters Relating to the Corporation's Business as a Whole" and "Legal Proceedings." Additional important information as to risk factors is included in the Corporation's 2000 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment," "Results of Continuing Operations," "Business Acquisitions," "Restructuring and Other Costs," "Liquidity and Financing Commitments," "Market Risk and Risk Management," "Environmental Matters," "U.S. Government," "New Accounting Pronouncements," and "Euro Conversion," which is incorporated by reference in this Form 10-K. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

Employees
   At December 31, 2000, the Corporation's total employment was approximately 153,800. For discussion of the effects of the Corporation's restructuring actions on employment, see Management's Discussion and Analysis of Results of Operations and Financial Position on page 4 and Note 11 of Notes to Consolidated Financial Statements on pages 20 to 21 of the Corporation's 2000 Annual Report to Shareowners.

Item 2.  Properties

   The Corporation's fixed assets as of December 31, 2000 include the plants and warehouses described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The plants, warehouses, machinery and equipment in use as of December 31, 2000 are in good operating condition, are well maintained, and substantially all are in regular use.

   The following square footage numbers are approximations. At December 31, 2000, the Corporation operated (a) plants in the U.S. which had 30.6 million square feet, of which 3.3 million square feet were leased; (b) plants outside the U.S. which had 18.8 million square feet, of which 1.8 million square feet were leased; (c) warehouses in the U.S. which had 8.9 million square feet, of which 5.5 million square feet were leased; and (d) warehouses outside the U.S. which had 8.5 million square feet, of which 6.1 million square feet were leased.

   For discussion of the effect of the Corporation's restructuring actions on production facilities, see Management's Discussion and Analysis of Results of Operations and Financial Position on page 4 and Note 11 of Notes to the Consolidated Financial Statements on pages 20 to 21 of the Corporation's 2000 Annual Report to Shareowners.

   Management believes that the fixed assets capitalized and the facilities in operation at December 31, 2000 for the production of the Corporation's products are suitable and adequate for the business conducted therein in the current business environment, are being appropriately utilized consistent with experience and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. The Corporation continuously reviews its anticipated requirements for facilities and, based on that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

Item 3.  Legal Proceedings

     As previously reported, the Department of Defense and the Corporation are litigating whether Pratt & Whitney's accounting practices for certain engine parts are acceptable. The litigation, filed with the Armed Services Board of Contract Appeals ("ASBCA"), No. 47416 et al., relates to the accounting for engine parts produced by foreign companies under commercial engine collaboration programs from 1984 through 1995. In December 1996 the Government claimed damages of $157.6 million, plus $102.7 million in interest through 1996. Pratt & Whitney believes its accounting practices are proper and has not modified them. In March and April 1998, the matter was tried before an ASBCA judge. A decision is anticipated in 2001. Should the Government prevail on liability, damages could be larger than initially claimed because the Government may amend its claim to include the period after 1995 and interest continues to accrue on the claim asserted in 1996.

   As previously reported, a jury in Chromalloy Gas Turbine Corporation v. United Technologies Corporation, No. 95-CI-12541, a Texas state action, found that Pratt & Whitney did not monopolize any relevant market but did willfully attempt to monopolize an unspecified market. In May 1997, the court entered a Final Judgment denying Chromalloy's request for damages, injunctive relief and declaratory relief. In October 1998, the Texas Fourth Court of Appeals affirmed the decision of the trial court, declining to grant injunctive relief to Chromalloy. In November 1999, the appellate court denied Chromalloy's motions for rehearing and rehearing en banc. In March 2000, Chromalloy filed a petition for review with the Texas Supreme Court. In December 2000, the Texas Supreme Court denied Chromalloy's petition for review. In January 2001, Chromalloy filed a motion for rehearing with the Texas Supreme Court.

   As previously reported, the Corporation has been served with two qui tam complaints under the civil False Claims Act in United States District Court for the District of Connecticut: U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No.394CV00963 (filed July 1997, and involving allegations of improper accounting for fixed assets) and U.S. ex rel. Capella v. UTC and Norden Systems Inc., No. 394CV02063 (filed December 1994, and involving allegations of improper accounting for insurance costs). The civil False Claims Act provides for penalties in a civil case of up to $10,000 per false claim submitted. The number of false claims implicated by the foregoing qui tam complaints cannot currently be ascertained; however, if determined adversely to the Corporation, the number could result in significant penalties. The qui tam relator in each case has claimed unspecified damages (trebled) and penalties, and the Department of Justice in each case has declined to take over the litigation. In August 2000, the court dismissed portions of the complaints.

   In March 1999, the Department of Justice filed a civil False Claims Act complaint against the Corporation in United States District Court for the Southern District of Ohio (Western Division), No. C-3-99-093. This lawsuit is related to the "Fighter Engine Competition" between Pratt & Whitney's F100 engine and GE's F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The Government alleges that Pratt
& Whitney inflated its estimated costs for purchased parts and withheld data that would have revealed the overstatements. The Government seeks damages of at least $95 million (some portion of which would be trebled plus penalties of up to $10,000 per claim submitted).

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

   The Corporation has incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. The Corporation believes that any payments it may be required to make as a result of these claims will not have a material effect upon the cash flows, competitive or financial position, or results of operations of the Corporation. (For information regarding the matters discussed in this paragraph, see "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Position on page 7 and Notes 1 and 14 of Notes to Consolidated Financial Statements on pages 15 and 22 of the Corporation's 2000 Annual Report to Shareowners.)

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2000.

-----      Executive Officers of the Registrant

   The executive officers of United Technologies Corporation, together with the offices presently held by them, their business experience since January 1, 1996, and their ages, are as follows:

                                   Other Business
                                   Experience                Age
Name           Title               Since 1/1/96             2/1/01

Jonathan W.    President,          President, Carrier        44
Ayers          Carrier             Asia Pacific
               Corporation         Operations; Vice
               (since 2000)        President-Strategic
                                   Planning, United
                                   Technologies
                                   Corporation

Dean C.        President,          Senior Vice President,    59
Borgman        Sikorsky Aircraft   The Boeing Company;
               (since 1998)        President, McDonnell
                                   Douglas Helicopter
                                   Company

Ari Bousbib    Executive Vice      Vice President,           39
               President and       Corporate Strategy and
               Chief Operating     Development; Vice
               Officer, Otis       President, Strategic
               (since January      Planning, United
               2001)               Technologies
                                   Corporation; Managing
                                   Director, The
                                   Strategic Partners
                                   Group

William L.     Senior Vice                                   58
Bucknall, Jr.  President, Human           -------
               Resources and
               Organization
               (since 1992)

John F.        Senior Vice         Vice President, United    57
Cassidy, Jr.   President -         Technologies Research
               Science and         Center
               Technology (since
               1998) and Vice
               President, United
               Technologies
               Research Center

Louis          President, Pratt    Executive Vice            43
Chenevert      & Whitney (since    President-Operations,
               1999)               Pratt & Whitney; Vice
                                   President -
                                   Operations, Pratt &
                                   Whitney Canada

George David   Chairman (since     President (1992-1999)     58
               1997) and Chief
               Executive Officer
               (since 1994)

John E.        Vice President,     Senior Vice President     54
Evard, Jr.     Taxes               Corporate Development
               (since August       & General Tax Counsel,
               2000)               Senior Vice President
                                   & General Tax Counsel,
                                   CNH Global N.V.; Vice
                                   President & General
                                   Tax Counsel, Case
                                   Corporation

                                   Other Business
                                   Experience                Age
Name           Title               Since 1/1/96             2/1/01

David J.       Senior Vice         Senior Vice President     46
FitzPatrick    President, Chief    & Chief Financial
               Financial Officer   Officer, United
               and Treasurer       Technologies
               (since June 2000)   Corporation; Vice
                                   President and
                                   Controller, Eastman
                                   Kodak Co.

Ruth R.        Senior Vice         President and Chief       56
Harkin         President,          Executive Officer,
               International       Overseas Private
               Affairs and         Investment Corporation
               Government
               Relations, United
               Technologies
               Corporation and
               Chair, United
               Technologies
               International
               (since 1997)

Karl J.        President and       Executive Vice            52
Krapek         Chief Operating     President, United
               Officer (since      Technologies
               1999)               Corporation (1997-
                                   1999) and President,
                                   Pratt & Whitney
                                   (1992-1999)

Robert F.      Executive Vice      Executive Vice            44
Leduc          President and       President, Pratt &
               Chief Operating     Whitney
               Officer, Pratt &
               Whitney (since
               September 2000)

Ronald F.      President,          Executive Vice            60
McKenna        Hamilton            President, Sundstrand
               Sundstrand          Corporation and Chief
               Corporation         Operating Officer,
               (since 1999)        Sundstrand Aerospace

Angelo J.      Vice President,     Vice President,           47
Messina        Corporate           Financial Planning and
               Strategy and        Analysis; Director,
               Development         Financial Planning and
               (since January      Analysis, United
               2001)               Technologies
                                   Corporation; Vice
                                   President, Group
                                   Strategic Planning,
                                   Pratt & Whitney;
                                   Director, Investor
                                   Relations, United
                                   Technologies
                                   Corporation

David G. Nord  Vice President,     Acting Controller;        43
               Controller          Assistant Controller,
               (since October      Financial Reporting
               2000)               and Accounting, United
                                   Technologies
                                   Corporation;
                                   Corporate Controller,
                                   Pittston Co.

Stephen F.     Executive Vice      Executive Vice            61
Page           President, United   President and Chief
               Technologies        Financial Officer,
               Corporation and     United Technologies
               President and       Corporation
               Chief Executive
               Officer, Otis
               (since 1997)

William H.     Senior Vice         Vice President,           57
Trachsel       President,          Secretary and Deputy
               General Counsel     General Counsel
               and Secretary
               (since 1998)


     All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

   See Comparative Stock Data appearing on page 24 of the Corporation's 2000 Annual Report to Shareowners containing the following data relating to the Corporation's Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends. All such data are incorporated by reference in this Form 10-K.

Item 6.  Selected Financial Data

   See the Five Year Summary appearing on page 1 of the Corporation's 2000 Annual Report to Shareowners containing the following data: revenues, net income, basic and diluted earnings per share, cash dividends per common share, total assets and long-term debt. All such data are incorporated by reference in this Form 10-K. See Notes to Consolidated Financial Statements appearing on pages 14 to 24 of the Corporation's 2000 Annual Report to Shareowners for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in such Five Year Summary.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position

   See Management's Discussion and Analysis of Results of Operations and Financial Position appearing on pages 2 through 8 of the Corporation's 2000 Annual Report to Shareowners; such discussion and analysis is incorporated by reference in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   For information concerning market risk sensitive instruments, see discussion under the headings "Market Risk and Risk Management" in Management's Discussion and Analysis of Results of Operations and Financial Position on page 7 and "Hedging Activity" at Note 1 and Notes 12 and 13 on pages 14 to 15 and 21 to 22 of the Corporation's 2000 Annual Report to Shareowners. Such information is incorporated by reference in this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

   The 2000 and 1999 Consolidated Balance Sheet, and other financial statements for the years 2000, 1999 and 1998, together with the report thereon of PricewaterhouseCoopers LLP dated January 18, 2001, appearing on pages 9 through 13 in the Corporation's 2000 Annual Report to Shareowners are incorporated by reference in this Form 10-K. The 2000 and 1999 Selected Quarterly Financial Data appearing on page 24 in the Corporation's 2000 Annual Report to Shareowners are incorporated by reference in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

Item 10. Directors and Executive Officers of the Registrant

   The information required by Item 10 with respect to directors is incorporated herein by reference to the section of the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareowners entitled "General Information Concerning the Board of Directors Nominees." Information regarding executive officers is contained in Part I of this Form 10-K under the heading "Executive Officers." Information concerning Section 16(a) compliance is contained in the section of the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareowners entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation

   The information required by Item 11 is incorporated herein by reference to the sections of the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareowners entitled "Report of Committee on Compensation and Executive Development" and "Compensation of Executive Officers." Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated herein by reference to the section of the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareowners entitled "Security Ownership of Directors, Nominees and Executive Officers."

Item 13.  Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated herein by reference to the section of the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareowners entitled "Compensation of Executive Officers--Certain Business Relationships."

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


  (a) Financial Statements, Financial Statement
      Schedules and Exhibits

     (1) Financial Statements (incorporated by           Page Number
         reference from the 2000 Annual Report to         in Annual
         Shareowners):                                      Report


          Report of Independent Accountants .................  9

          Consolidated Statement of Operations for the
          three years ended December 31, 2000 ............... 10

          Consolidated Balance Sheet-December 31, 2000
          and 1999 .......................................... 11

          Consolidated Statement of Cash Flows for the
          three years ended December 31, 2000 ............... 12

          Notes to Consolidated Financial Statements ........ 14

          Selected Quarterly Financial Data (Unaudited) ..... 24

                                                         Page Number
     (2) Financial Statement Schedule for the three        in Form
         years ended December 31, 2000:                      10-K

          Report of Independent Accountants on Financial Statement
          Schedule .......................................... S-I

          Schedule II Valuation and Qualifying Accounts ..... S-II

          Consent of Independent Accountants ................ F-1

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (3)Exhibits:

        The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

          Exhibit Number
          3(i) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(i) to United Technologies Corporation Quarterly Report on Form 10-Q (Commission File number 1-812) for quarterly period ended
                June 30, 2000.

          3(ii) Bylaws as amended and restated effective
                February 8, 1999, incorporated by reference to
                Exhibit 3(ii) to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1999.

          Exhibit Number
          4(a) Indenture, dated as of April 1, 1990, between the Corporation and State Street Bank and Trust Company (as successor to The Connecticut National Bank), as trustee (incorporated by reference to Exhibit 4(a) to the Corporation's Registration Statement on Form S-3, File No. 333-74195, filed with the SEC on March 10,
                1999). The Corporation hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries and any unconsolidated subsidiaries.

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

          10.4 United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to
                Exhibit 10(iv) to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-
                812) for fiscal year ended December 31, 1992.

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

          10.14 United Technologies Corporation Board of Directors Deferred Stock Unit Plan*, and Amendment 1 thereto (incorporated by reference to Exhibit (10)(iii)(A)(1) to United Technologies Corporation Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000).

          Exhibit Number
          10.15 United Technologies Corporation Pension Replacement Plan, incorporated by reference to Exhibit 10(xv) to United Technologies Corporation Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1993.

          10.16 United Technologies Corporation Special Retention and Stock Appreciation Program, incorporated by reference to Exhibit 10(xvi) to United Technologies Corporation Report on Form 10-Q (Commission file number 1-812) for quarterly period ended September 30, 1995.

          10.17 United Technologies Corporation Nonemployee Director Stock Option Plan*, and Amendment 1 thereto (incorporated by reference to Exhibit (10)(iii)(A)(2) to United Technologies Corporation Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000).

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

          11    Statement re: Computation of Per Share Earnings.**

          12    Statement re: Computation of Ratio of Earnings to
                Fixed Charges.**

          13 Annual Report to Shareowners for year ended December 31, 2000 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareowners is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K).**

          21    Subsidiaries of the Registrant.**

          23 Consent of PricewaterhouseCoopers LLP, included as page F-1 of this Form 10-K.

          24 Powers of Attorney of Antonia Handler Chayes, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Frank P. Popoff, Andre
                Villeneuve, Harold A. Wagner and Sanford I. Weill.**

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

  (b) No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNITED TECHNOLOGIES CORPORATION
                             (Registrant)


                           By /s/ David J. FitzPatrick
                              David J. FitzPatrick
Date:  February 12, 2001      Senior Vice President, Chief Financial
                              Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature                  Title                  Date

/s/ George David           Chairman, Director     February 12, 2001
    George David           and Chief Executive
                           Officer

/s/ Karl J. Krapek         Director, President    February 12, 2001
    Karl J. Krapek         and Chief Operating
                           Officer

/s/ David J. Fitzpatrick   Senior Vice            February 12, 2001
    David J. Fitzpatrick   President, Chief
                           Financial Officer
                           and Treasurer

/s/ David G. Nord          Vice President,        February 12, 2001
    David G. Nord          Controller

ANTONIA HANDLER CHAYES*    Director    )
(Antonia Handler Chayes)
                                                  *By:/s/William H. Trachsel
JEAN-PIERRE GARNIER*       Director    )                 William H. Trachsel
(Jean-Pierre Garnier)                                    Attorney-in-Fact
                                                   Date: February 12, 2001
JAMIE S. GORELICK*
(Jamie S. Gorelick)        Director    )

CHARLES R. LEE*            Director    )
(Charles R. Lee)

RICHARD D. MCCORMICK*      Director    )
(Richard D. McCormick)

FRANK P. POPOFF*           Director    )
(Frank P. Popoff)

ANDRE VILLENEUVE*          Director    )
(Andre Villeneuve)

HAROLD A. WAGNER*          Director    )
(Harold A. Wagner)

SANFORD I. WEILL*
(Sanford I. Weill)         Director    )

              REPORT OF INDEPENDENT ACCOUNTANTS ON

                  FINANCIAL STATEMENT SCHEDULE



To the Shareowners
 of United Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated January 18, 2001 appearing on page 9 of the 2000 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/  PricewaterhouseCoopers LLP
     PricewaterhouseCoopers LLP
     Hartford, Connecticut
     January 18, 2001


      UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      Schedule II - Valuation and Qualifying Accounts
            Three Years Ended December 31, 2000
                   (Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 1997                    $     381
  Provision charged to income                       67
  Doubtful accounts written off (net)              (32)
  Other adjustments                                (21)


Balance December 31, 1998                          395
  Provision charged to income                       46
  Doubtful accounts written off (net)              (14)
  Other adjustments                                 56


Balance December 31, 1999                          483
  Provision charged to income                       41
  Doubtful accounts written off (net)              (27)
  Other adjustments                                 (6)


Balance December 31, 2000                    $     491





Future Income Tax Benefits - Valuation allowance:

Balance December 31, 1997                    $     277
  Additions charged to income tax expense           35
  Reductions credited to income tax expense        (93)


Balance December 31, 1998                          219
  Additions charged to income tax expense           70
  Reductions credited to income tax expense        (56)


Balance December 31, 1999                          233
  Additions charged to income tax expense           24
  Reductions credited to income tax expense        (49)


Balance December 31, 2000                    $     208






                                      S-II

                    CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 333-51830, 333-89041 and 333-91959), in the Registration Statement on Form S-4 (No. 333-77991) as amended by Post-Effective Amendment No. 1 on Form S-8 (No. 333-77991-01) and in the Registration Statements on Form S-8 (Nos. 333-21853, 333-18743, 333-21851, 33-57769, 33-45440, 33-11255, 33-26580, 33-
26627, 33-28974, 33-51385, 33-58937, 2-87322, 333-77817 and 333-82911) of
United Technologies Corporation of our report dated January 18, 2001 relating to the financial statements, which appears on page 9 of the 2000 Annual Report to Shareowners, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 18, 2001 on the Financial Statement Schedule, which appears on page S-I of this Form 10-K.


/s/  PricewaterhouseCoopers LLP
     PricewaterhouseCoopers LLP
     Hartford, Connecticut
     February 12, 2001