Form 10-Q
period 2001-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2001-05-04
CIK 101829

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C.

                                20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 2001



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

At March 31, 2001 there were 470,735,511 shares of Common Stock outstanding.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



              CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                     Quarter Ended March 31, 2001



                                                               Page

Part I - Financial Information

  Item 1. Financial Statements:

     Condensed Consolidated Statement of                         1
       Operations for the quarters ended March
       31, 2001 and 2000
     Condensed Consolidated Balance Sheet at March               2
       31, 2001 and December 31, 2000
     Condensed Consolidated Statement of Cash                    3
       Flows for the quarters ended March 31,
       2001 and 2000
     Notes to Condensed Consolidated Financial                   4
       Statements
     Report of Independent Accountants                          10

  Item 2. Management's Discussion and Analysis of               11
     Results of Operations and Financial Position

  Item 3. Quantitative and Qualitative                          15
Disclosures About Market Risk

Part II - Other Information

  Item 6. Exhibits and Reports on Form 8-K                      17

Signatures                                                      18

Exhibit Index                                                   19

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


Part I - Financial Information

  Item 1 - Financial Statements


            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)

                                                                 Quarter Ended
                                                                   March 31,
In Millions (except per share amounts)                        2001           2000
Revenues:
   Product sales                                        $     4,988    $     4,824
   Service sales                                              1,609          1,483
   Financing revenues and other income, net                      74             83
                                                              6,671          6,390
Costs and expenses:
   Cost of products sold                                      3,794          3,693
   Cost of services sold                                      1,018            935
   Research and development                                     297            314
   Selling, general and administrative                          785            781
   Interest                                                     107             86
                                                              6,001          5,809
Income before income taxes
   and minority interests                                       670            581
Income taxes                                                    204            177
Minority interests                                               26             27
Net income                                              $       440    $       377

Earnings per share of Common Stock:
  Basic                                                 $       .92    $       .78
  Diluted                                               $       .86    $       .74

Dividends per share of Common Stock                     $       .225   $       .20

Average number of shares outstanding:
   Basic                                                        471            473
   Diluted                                                      508            511




See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET


                                                            March 31,    December 31,
                                                              2001           2000
In Millions                                                (Unaudited)
                                Assets

Cash and cash equivalents                               $       780    $       748
Accounts receivable, net                                      4,410          4,445
Inventories and contracts in progress, net                    4,005          3,756
Future income tax benefits                                    1,420          1,439
Other current assets                                            347            274
   Total Current Assets                                      10,962         10,662
Fixed assets                                                 10,426         10,355
   Less:  Accumulated depreciation                           (5,919)        (5,868)
                                                              4,507          4,487
Goodwill                                                      6,778          6,771
Other assets                                                  3,440          3,444

  Total Assets                                          $    25,687    $    25,364

                  Liabilities and Shareowners' Equity

Short-term borrowings                                   $       666    $     1,039
Accounts payable                                              2,333          2,261
Accrued liabilities                                           5,905          5,748
Long-term debt currently due                                    248            296
   Total Current Liabilities                                  9,152          9,344

Long-term debt                                                3,960          3,476
Future pension and postretirement benefit obligations         1,649          1,636
Other long-term liabilities                                   2,761          2,814

Series A ESOP Convertible Preferred Stock                       756            767
ESOP deferred compensation                                     (329)          (335)
                                                                427            432
Shareowners' Equity:
   Common Stock                                               4,799          4,665
   Treasury Stock                                            (4,149)        (3,955)
   Retained earnings                                          8,035          7,743
   Accumulated other non-shareowners' changes in equity        (947)          (791)
                                                              7,738          7,662
  Total Liabilities and Shareowners' Equity             $    25,687    $    25,364


See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                                 Quarter Ended
                                                                   March 31,
In Millions                                                    2001           2000

Operating Activities:
   Net income                                           $        440    $       377
   Adjustments to reconcile net income
    to net cash flows provided by
    operating activities:
     Depreciation and amortization                               222            212
     Deferred income tax provision                                32             27
    Change in:

     Accounts receivable                                         (20)            23
     Inventories and contracts in progress                      (241)           (99)
     Accounts payable and accrued liabilities                    256             21
     Other current assets                                        (29)            (4)
    Other, net                                                   (27)           (31)
     Net cash flows provided by operating
       activities                                                633            526

Investing Activities:
   Capital expenditures                                         (207)          (149)
   Investments in businesses                                    (173)          (269)
   Disposition of businesses                                       8              -
   Increase in customer financing assets, net                    (52)           (15)
   Other, net                                                     (3)            40
     Net cash flows used in investing activities                (427)          (393)

Financing Activities:
   Issuance of long-term debt                                    500            216
   Repayment of long-term debt                                  (105)          (145)
   Decrease in short-term borrowings, net                       (332)          (122)
   Dividends paid on Common Stock                               (106)           (94)
   Repurchase of Common Stock                                   (200)          (300)
   Other, net                                                     82             13
     Net cash flows used in financing activities                (161)          (432)


Effect of foreign exchange rate changes on Cash and
  cash equivalents                                               (13)            (1)
     Net increase (decrease) in Cash and cash
       equivalents                                                32           (300)
Cash and cash equivalents, beginning of year                     748            957
Cash and cash equivalents, end of period                 $       780    $       657


See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES



         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

  The Condensed Consolidated Financial Statements at March 31, 2001 and for the quarters ended March 31, 2001 and 2000 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2000.

Issuance of Long-Term Debt

  In February 2001, the Corporation issued $500 million of 6.35% unsubordinated, unsecured, nonconvertible notes ("the 6.35% Notes") under a shelf registration filed with the Securities and Exchange Commission in December 2000. The 6.35% Notes are due March 1, 2011, with interest payable semiannually commencing September 1, 2001. The Corporation may redeem all or any portion of the 6.35% Notes at any time for a formula-based price determined at the time of the redemption. Proceeds from the issuance were used primarily to repay commercial paper. The proceeds from these commercial paper borrowings were used for working capital and for general corporate purposes, which includes financing acquisitions and repurchases of the Corporation's Common Stock.

Derivative Instruments and Hedging Activities

  Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for the changes in fair value depends on how the derivative is used and designated. Adoption of this standard resulted in a $3 million pre-tax transition gain, recorded in Financing revenues and other income, net and reduced shareowners'
equity by $7 million, net of tax. The income statement gain recorded at transition was largely offset by a net loss in the quarter associated primarily with derivatives and embedded derivatives that are not designated as hedges and do not cover balance sheet exposures.

  The Corporation is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices. To manage certain of these exposures, the Corporation uses derivative instruments, including swaps, forward contracts and options. Derivative instruments used by the Corporation in its hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. The Corporation diversifies the counterparties used and monitors the concentration of risk to limit its counterparty exposure.

Foreign Currency Exposures

  The Corporation's global presence and large volume of international sales, purchases, investments and borrowings expose it to fluctuations in foreign

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

currency exchange rates. Foreign currency exposures are identified and managed at the operating unit level. Exposures that cannot be naturally offset within an operating unit to an insignificant amount are hedged. The Corporation has foreign currency forward contracts that are designated as hedges of the cash flow variability arising from forecasted foreign-currency-denominated sales and purchases. Gains and losses on those derivatives are recorded in shareowners' equity to the extent they are effective as hedges and reclassified into sales or cost of products sold in the period in which the hedged transaction impacts earnings.

  The Corporation has foreign currency forward contracts and swaps that cover the exposure arising from remeasurement of foreign-currency-denominated receivables, payables and borrowings. The gains and losses on those derivative instruments are reported in earnings and largely offset the transaction gains and losses on remeasurement of the related balance sheet items. The
Corporation also has a significant amount of foreign currency net asset exposures. Currently, the Corporation does not hold any derivative contracts that hedge its foreign currency net asset exposures but may consider such strategies in the future.

Interest Rate Exposures

  The Corporation's long-term debt portfolio consists mostly of fixed-rate instruments to minimize earnings volatility related to interest expense. From time to time the Corporation issues commercial paper, which creates an exposure to changes in interest rates. The Corporation does not currently hold interest rate derivative contracts.

Commodity Exposures

  The Corporation is exposed to volatility in the prices of raw materials used in some of its products and uses forward contracts, in limited circumstances, to hedge a portion of the forecasted purchase of raw materials. The forward contracts are designated as hedges of the cash flow variability that result from the forecasted purchases. Gains and losses on those derivatives are deferred in shareowners' equity to the extent they are effective as hedges and reclassified into cost of products sold in the period in which the hedged trans-action impacts earnings.

Quarterly Activity

  At March 31, 2001, the fair value of derivatives held by the Corporation, including those embedded in other contracts, was a $53 million net liability. The non-shareowner changes in equity associated with hedging activity during the quarter ended March 31, 2001 were as follows:

       In Millions, net of tax

       December 31, 2000                        $         -
       Cash flow hedging loss, net                      (37)
       Net loss reclassified to sales
        or cost of products sold                          8
       March 31, 2001                           $       (29)

  Of the amount recorded in shareowners' equity, a $34 million pre-tax loss is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to discontinuance of cash flow hedges and ineffectiveness of cash flow hedges during the quarter ended March 31, 2001 were immaterial. All open derivative contracts mature by June 2003.

Non-Shareowners' Changes in Equity

  Non-shareowners' changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners' changes in equity is provided below.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

                                                               Quarter Ended
                                                                 March 31,
In Millions                                                   2001        2000

Net Income                                                $    440    $    377
Foreign currency translation, net                             (111)        (29)
Unrealized holding loss on marketable equity
 securities, net                                               (16)        (74)
Cash flow hedging loss, net                                    (29)          -
                                                          $    284    $    274

Investments in Businesses

  During the first quarter of 2001, the Corporation invested $203 million, including debt assumed, in the acquisition of businesses. Those investments include Hamilton Sundstrand's purchase of Claverham Group LTD, a U.K. supplier to the European aerospace industry, and other small industry consolidating transactions. The assets and liabilities of the acquired businesses accounted for under the purchase method were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill and is being amortized over its estimated useful life. The results of operations of all acquired businesses have been included in the Condensed Consolidated Statement of Operations beginning on the effective date of each acquisition. The pro forma results, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.


Inventories and Contracts in Progress

                                                              March 31,        December 31,
In Millions                                                      2001              2000
Inventories consist of the following:
  Raw material                                              $       694        $       738
  Work-in-process                                                 1,278              1,179
  Finished goods                                                  2,299              2,099
  Contracts in progress                                           1,826              1,849
                                                                  6,097              5,865
Less:
  Progress payments, secured by lien, on U.S.
    Government contracts                                           (149)              (137)
  Billings on contracts in progress                              (1,943)            (1,972)
                                                           $      4,005       $      3,756

Restructuring

   During 1999, the Corporation's operating segments initiated a variety of programs aimed at further strengthening their future profitability and competitive position. These programs focused principally on rationalizing manufacturing processes and improving the overall level of organizational efficiency, including the removal of management layers. Restructuring charges accrued in 1999 were $842 million before income taxes and minority interests and were expected to result in net reductions of approximately 15,000 salaried and hourly employees and approximately 8 million square feet of facilities.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

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

  The following table summarizes the accrued costs associated with the 1999 restructuring actions by type and related activity through March 31, 2001:

                                        Accrued                      Accrued Exit &
                                       Severance                         Lease          Accrued Site
                                      and Related    Asset Write-     Termination      Restoration &
In Millions                              Costs           downs           Costs          Other Costs      Total
1999 Charges:
  Staff reductions                      $  433          $     -         $     -           $     -       $  433
  Facility closures                        149              160              44                56          409
Total accrued charges                      582              160              44                56          842
Adjustments                                (62)               -             (11)                1          (72)
Utilized to date:
  Cash                                    (362)               -             (16)              (24)        (402)
  Non-cash                                (115)            (160)             (8)                -         (283)
Balance at
  March 31, 2001                        $   43          $     -         $     9           $    33       $   85

  The 1999 accrued costs related to:

 . Workforce reductions of  approximately 15,000 employees, primarily at Pratt  &
  Whitney  (5,200  employees),   Otis  (4,000  employees)  and  Carrier   (3,200
  employees).

 . Plant closings that were planned  to result in the reduction of  approximately
  8 million square feet of facilities, primarily at Pratt & Whitney (3 million square feet) and Carrier (2.9 million square feet), and charges associated with the write-down of property, plant and equipment to fair value, where fair value is based on appraised value, primarily at Pratt & Whitney ($70 million) and Carrier ($41 million).

  The adjustments to the 1999 restructuring liability result from completion of programs for amounts lower than originally estimated and revision of several of the original programs. The $14 million adjustment in the first quarter of 2001 was more than offset by additional restructuring related charges of $44 million that were not accruable or contemplated when the 1999 programs were initiated.

  As of March 31, 2001, workforce reductions of approximately 12,800 employees were completed and approximately 4.8 million square feet were eliminated under

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

the 1999 restructuring programs. Reductions of approximately 900 employees and approximately 2 million square feet remain under the 1999 restructuring programs. The programs are expected to be substantially complete in the first half of 2001.

Contingent Liabilities

  There has been no significant change in the Corporation's material contingencies during 2001. Summarized below, however, are the matters previously described in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in Form 10-K for calendar year 2000.

Environmental

  The Corporation's operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations.

  Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. For sites with multiple responsible parties, the Corporation considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Liabilities with fixed or reliably determinable future cash payments are discounted. Accrued environmental liabilities are not reduced by potential insurance reimbursements. The Corporation periodically reassesses these accrued amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote.

  The Corporation has had insurance in force over its history with a number of insurance companies and has litigation seeking indemnity and defense under these insurance policies in relation to its environmental liabilities. The litigation is expected to last several years.

U.S. Government

  The Corporation is now, and believes that in light of the current government contracting environment it will be, the subject of one or more government investigations. If the Corporation or one of its business units were charged with wrongdoing as a result of any of these investigations, they could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the Corporation could be fined and debarred from new government contracting for a period generally not to exceed three years. Any contracts found to be tainted by fraud could be voided by the Government.

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


Earnings Per Share

                                                                       Quarter Ended
                                                                         March 31,

In Millions (except per share amounts)                               2001         2000
Net income                                                         $    440    $     377
Less:  ESOP Stock dividends                                              (8)          (8)
Basic earnings                                                          432          369
ESOP Stock adjustment                                                     7            7
Diluted earnings                                                   $    439    $     376

Average shares:
 Basic                                                                  471          473
 Stock awards                                                            11           11
 ESOP Stock                                                              26           27
 Diluted                                                                508          511

Earnings per share of Common Stock:
 Basic                                                             $    .92    $     .78
 Diluted                                                           $    .86    $     .74

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters ended March 31, 2001 and 2000, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 19, 2001, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

  We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and its consolidated subsidiaries for the quarters ended March 31, 2001, and 2000, the condensed consolidated statement of cash flows for the three months ended March 31, 2001 and 2000, and the condensed consolidated balance sheet as of March 31, 2001. This financial information is the responsibility of the Corporation's management.

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

  Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

  We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of changes in shareowners' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
April 19, 2001

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position

                         BUSINESS ENVIRONMENT

  The Corporation's operations are classified into four principal operating segments: Otis, Carrier, Pratt & Whitney and Flight Systems. Otis and Carrier serve customers in the commercial and residential property industries. Carrier also serves commercial and transport refrigeration customers. Pratt & Whitney and the Flight Systems segment, which includes Sikorsky Aircraft ("Sikorsky") and Hamilton Sundstrand, primarily serve commercial and government customers in the aerospace industry.

  For discussion of the Corporation's business environment, refer to the discussion of "Business Environment" in the Management's Discussion and Analysis of Results of Operations and Financial Position in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2000. Significant changes in the Corporation's business environment during the first quarter of 2001 are discussed below.

  As worldwide businesses, the Corporation's operations are affected by global and regional economic factors. During the first quarter of 2001, weaker European and Asian currencies had a negative impact on the Corporation's consolidated results. However, in general, the diversity of the Corporation's businesses and global market presence have helped, and should continue to help, limit the impact of any one industry or the economy of any single country on the consolidated results.

  There have been no other significant changes in the Corporation's business environment during the first quarter of 2001.

                   RESULTS OF CONTINUING OPERATIONS

  Consolidated revenues increased $281 million (4%) to $6.67 billion in the first quarter of 2001 compared to the same period in 2000. Excluding the unfavorable impact of foreign currency translation, consolidated revenues increased 7%. The increase reflects the purchase of Specialty Equipment Companies in the fourth quarter of 2000 and growth in the ongoing businesses of Carrier, Pratt & Whitney and Otis.

  Gross margin as a percentage of sales increased 0.5 percentage points to 27.1% in the first quarter of 2001 principally as a result of previous cost reduction actions.

  Research and development spending decreased $17 million (5%) in the first quarter of 2001 compared to 2000, primarily due to a decrease at Pratt & Whitney, which reflects the variable nature of engineering development program schedules. As a percentage of sales, research and development was 4.5% in the first quarter of 2001 as compared to 5.0% in the same period of 2000. Research and development is expected to be approximately 5% of sales in 2001.

  Selling, general and administrative expenses increased $4 million (0.5%) in the first quarter of 2001 compared to 2000. The increase is related to the impact of acquisitions, primarily at Carrier, partially offset by a decrease resulting from cost reduction actions. As a percentage of sales, these expenses were 11.9% in the first quarter of 2001, as compared to 12.4% in the same period of 2000.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

  Interest expense increased $21 million (24%) in the first quarter of 2001 compared to 2000. The increase is primarily related to the issuance of $500 million of 6.35% Notes due 2011 in February 2001 and $500 million of 7.125% Notes due 2010 in November 2000.

  The effective income tax rate for the first quarter of 2001 was 30.4% compared to 30.5% for the first quarter of 2000. The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.


Restructuring and Other Costs

  As described in the Notes to Condensed Consolidated Financial Statements, the Corporation's operating segments initiated a variety of programs in 1999 aimed at further strengthening their future profitability and competitive position. The 1999 programs totaled $1,120 million, before income taxes and minority interests, and included accrued restructuring charges of $842 million, related charges of $141 million that were not accruable when initiated, and charges associated with product development and aircraft systems integration and non-product purchasing.

  In February 2000, a Federal District Court issued an injunction relative to certain restructuring actions planned by Pratt & Whitney that would move work from Connecticut to Arkansas, Texas and Oklahoma. After a subsequent ruling by the Second Circuit Court of Appeals, the injunction remains in place until the end of the Collective Bargaining Agreement in December 2001. In February 2001, Pratt & Whitney agreed, for the life of the current Collective Bargaining Agreement, to retain this work within the bargaining unit. The Corporation does not believe that this outcome will materially impact the Corporation's restructuring program.

  During the first quarter of 2001, the Corporation incurred and recognized approximately $44 million of costs that were not accruable or contemplated when the 1999 programs were inititated and expects to incur at least $100 million in total for all of 2001. In the current year, the Corporation expects to have pre-tax cash outflows of up to $200 million associated with the 1999 programs and costs that were not accruable or contemplated when the 1999 programs were initiated. These cash flows are expected to largely occur in the first of half of the year and will use cash generated by operations. The 1999 restructuring and other actions taken by the Corporation are expected to result in savings that should offset the additional costs expected to be incurred, resulting in a net benefit in 2001. Recurring savings, associated primarily with a net reduction in workforce and facility closures, are expected to increase through 2002 to approximately $750 million pre-tax annually, primarily benefiting cost of products sold.

Segment Review

  Revenues, operating profits and operating profit margins of the Corporation's principal operating segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries. Results quarters ended March 31, 2001 and 2000 are as follows:

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


In Millions of Dollars                                                           Operating
                                           Revenues       Operating Profits    Profit Margin
Quarter Ended March 31,                  2001     2000       2001     2000      2001     2000

  Otis                                $ 1,548  $ 1,543    $   220  $   192     14.2%     12.4%
  Carrier                               2,085    1,846        131      123      6.3%      6.7%
  Pratt & Whitney                       1,878    1,824        343      282     18.3%     15.5%
  Flight Systems                        1,254    1,257        168      138     13.4%     11.0%
  Total segment                         6,765    6,470        862      735     12.7%     11.4%
  Eliminations and other                  (94)     (80)       (33)     (11)
  General corporate expenses                -        -        (52)     (57)
  Consolidated                        $ 6,671  $ 6,390        777      667
  Interest expense                                           (107)     (86)
  Income before income taxes
   and minority interests                                 $   670  $   581

  Otis revenues increased $5 million in the first quarter of 2001 compared to 2000. Excluding the impact of foreign currency translation, revenues increased 6%, reflecting increases in all regions. The increases were led by Europe and North America and related to higher new equipment and service sales. The negative foreign currency impact was primarily due to European and Asian currencies.

  Otis operating profits increased $28 million (15%) in the first quarter of 2001 compared to 2000. Excluding the impact of foreign currency translation, operating profit increased 21%, reflecting profit improvements in all regions primarily due to previous cost reduction actions.

  Carrier revenues increased $239 million (13%) in the first quarter of 2001 compared to 2000. Excluding the impact of foreign currency translation, revenues increased 16%, reflecting the acquisition of Specialty Equipment Companies during the fourth quarter of 2000, growth in international markets and growth in a weak North American residential market. The improvements were partially offset by continued weakness in the commercial refrigeration business and North American transport refrigeration business. The negative foreign currency impact was primarily due to European and Asian currencies.

  Carrier operating profits increased $8 million (7%) in the first quarter of 2001 compared to 2000. Excluding the impact of foreign currency translation, operating profit increased by 11%, in line with the increased revenues and the acquisition of Specialty Equipment Companies. The increase was partially offset by weakness in the North American transport refrigeration market, a slow ramp-up in commercial refrigeration new plant efficiency, and investments in new products.

  Pratt & Whitney revenues increased $54 million (3%) in the first quarter of 2001 compared to 2000. The increase was primarily due to improved aftermarket and small commercial engine shipments at Pratt & Whitney Canada and increased shipments of industrial gas turbines at Pratt & Whitney Power Systems, partially offset by an expected decline in government funded development for large military engines related to program timing.

  Pratt & Whitney operating profits increased $61 million (22%) in the first quarter of 2001 compared to 2000, primarily reflecting increased shipments and improved aftermarket performance at Pratt & Whitney Canada and continued cost reductions.

  Flight Systems  revenues decreased $3  million in  the first quarter  of  2001 compared to 2000.  The  first quarter  decrease  is  primarily  associated  with

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

lower value shipments at Sikorsky, largely offset by an increase at Hamilton Sundstrand associated with increased original equipment sales and improved aftermarket in the aerospace business.

  Flight Systems operating profits increased $30 million (22%) in the first quarter of 2001 compared to 2000, reflecting improved aftermarket performance in the aerospace business at Hamilton Sundstrand and improvements at Sikorsky.

                   LIQUIDITY AND FINANCIAL POSITION

  Management assesses the Corporation's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities.
Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, investments in businesses, customer financing requirements, dividends, Common Stock repurchases, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms.


                                                   March 31,     December 31,     March 31,
In Millions of Dollars                               2001            2000           2000
Cash and cash equivalents                       $     780       $     748      $     657
Total debt                                          4,874           4,811          4,265
Net debt (total debt less cash)                     4,094           4,063          3,608
Shareowners' equity                                 7,738           7,662          7,036
Debt to total capitalization                          39%             39%            38%
Net debt to total capitalization                      35%             35%            34%


  Net cash flows provided by operating activities increased $107 million in the first quarter of 2001 compared to the corresponding period in 2000. The increase reflects improved operating performance, in part due to lower restructuring charges in 2001.

  Cash used in investing activities increased $34 million to $427 million in the first quarter of 2001 compared to the same period of 2000 primarily due to increased capital expenditures. Cash spending for investments in businesses for the first quarter of 2001 was $173 million and includes the Hamilton Sundstrand acquisition of Claverham Group LTD. Total investments in businesses in 2001 is expected to be at least $1 billion.

  Customer financing activity was a net use of cash of $52 million in the first quarter of 2001 compared with a $15 million net use of cash for the same period of 2000, primarily due to customer generated requirements for financing. While the Corporation expects that 2001 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation had financing and rental commitments of $1.8 billion related to commercial aircraft, compared to $1.2 billion at December 31, 2000.

  Net cash flows used in financing activities decreased $271 million in the first quarter of 2001, reflecting the Corporation's issuance of $500 million of 6.35% notes in February 2001 under shelf registration statements previously filed with the Securities and Exchange Commission. Following this offering, up to $500 million of additional medium-term and long-term debt could be issued

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


under shelf registration statements on file with the Securities and Exchange Commission. The Corporation plans to register an additional $1.5 billion of debt and equity securities (this statement, however, does not constitute an offer of any securities for sale).

  The Corporation repurchased $200 million of Common Stock, representing 2.7 million shares, in the first quarter of 2001 under previously announced share repurchase programs. The share repurchase programs continue to be a use of the Corporation's cash flows and have more than offset the dilutive effect resulting from the issuance of stock and options under stock-based employee benefit programs. At March 31, 2001, the Corporation was authorized to repurchase an additional 8.6 million shares.

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

New Accounting Guidance

  Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See Notes to Condensed Consolidated Finan-

cial Statements for further discussion.

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

  There has been no significant change in the Corporation's exposure to market risk during the first quarter of 2001. For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 2000.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES

       CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

  This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

 . Future earnings and other measurements of financial performance
 . Future cash flow and uses of cash
 . The effect of economic downturns or growth in particular regions
 . The effect of changes in the level of activity in particular industries or markets
 . The scope, nature or impact of acquisition activity
 . Product developments and new business opportunities
 . Restructuring costs and savings
 . The outcome of contingencies.

  All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Report on Form 10-Q includes important informa-tion as to risk factors in the "Notes to Condensed Consolidated Financial Statements" under the heading "Contingent Liabilities" and in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Restructuring and Other Costs." The Corporation's Annual Report on Form 10-K for 2000 also includes important information as to risk factors in the "Business" section under the headings "Description of Business by Operating Segment," "Other Matters Relating to the Corporation's Business as a Whole" and "Legal Proceedings." Additional important information as to risk factors is included in the Corporation's 2000 Annual Report to Shareowners in the section titled
"Management's Discussion and Analysis of Results of Operations and Finan-cial Position" under the headings "Business Environment" and "Restructuring and Other Costs." For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


  Part II - Other Information

  Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits
        3(ii) Bylaws as amended and restated effective March 21, 2001.*
        (12)  Statement re: computation of ratio of earnings to fixed charges.*
        (15)  Letter re: unaudited interim financial information.*

  (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended March 31, 2001.

*Submitted electronically herewith.

                   UNITED TECHNOLOGIES CORPORATION
                           AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED TECHNOLOGIES CORPORATION


Dated:  May 4, 2001            By: /s/ David J. FitzPatrick
                               David J. FitzPatrick
                               Senior Vice President,
                               Chief Financial Officer and Treasurer


Dated:  May 4, 2001            By: /s/ David G. Nord
                               David G. Nord
                               Vice President, Controller


Dated:  May 4, 2001            By: /s/ William H. Trachsel
                               William H. Trachsel
                               Senior Vice President, General Counsel and
                               Secretary

                            EXHIBIT INDEX


     3(ii) Bylaws as amended and restated effective March 21, 2001.*

     (12)  Statement re: computation of ratio of earnings to fixed charges. *

     (15)  Letter re: unaudited interim financial information. *


*Submitted electronically herewith.