Form 10-Q
period 2001-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2001-07-27
CIK 101829

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

At June 30, 2001 there were 470,946,316 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2001

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part I – Financial Information

Item 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Quarter Ended
	June 30,
In Millions (except per share amounts)	2001	2000

Revenues:
Product sales	$5,624	$5,370
Service sales	1,636	1,501
Financing revenues and other income, net	72	90
	7,332	6,961
Costs and expenses:
Cost of products sold	4,130	4,038
Cost of services sold	1,054	949
Research and development	338	309
Selling, general and administrative	821	787
Interest	109	93
	6,452	6,176

Income before income taxes and minority interests	880	785
Income taxes	261	252
Minority interests	31	24
Net income	$588	$509
	======	=====
Earnings per share of Common Stock:
Basic	$1.23	$1.07
Diluted	$1.16	$1.00

Dividends per share of Common Stock:	$.225	$.20

Average number of shares outstanding:
Basic	471	470
Diluted	507	508

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

In Millions (except per share amounts)	Six Months Ended June 30,
	2001	2000

Revenues:
Product sales	$10,612	$10,194
Service sales	3,245	2,984
Financing revenues and other income, net	146	173
	14,003	13,351
Costs and expenses:
Cost of products sold	7,924	7,731
Cost of services sold	2,072	1,884
Research and development	635	623
Selling, general and administrative	1,606	1,568
Interest	216	179
	12,453	11,985

Income before income taxes and minority interests	1,550	1,366
Income taxes	465	429
Minority interests	57	51
Net income	$1,028	$886
	======	======
Earnings per share of Common Stock:
Basic	$2.15	$1.85
Diluted	$2.02	$1.74

Dividends per share of Common Stock:	$.45	$.40

Average number of shares outstanding:
Basic	471	471
Diluted	508	510

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

In Millions	June 30, 2001 (Unaudited)	December 31, 2000

Assets

Cash and cash equivalents	$957	$748
Accounts receivable, net	4,437	4,445
Inventories and contracts in progress, net	4,042	3,756
Future income tax benefits	1,363	1,439
Other current assets	297	274
Total Current Assets	11,096	10,662
Fixed assets	10,579	10,355
Less: Accumulated depreciation	(6,012)	(5,868)
	4,567	4,487
Goodwill	6,696	6,771
Other assets	3,664	3,444

Total Assets	$26,023	$25,364
	======	======

Liabilities and Shareowners' Equity

Short-term borrowings	$729	$1,039
Accounts payable	2,444	2,261
Accrued liabilities	5,669	5,748
Long-term debt currently due	337	296
Total Current Liabilities	9,179	9,344

Long-term debt	3,869	3,476
Future pension and postretirement benefit obligations	1,641	1,636
Other long-term liabilities	2,761	2,814

Series A ESOP Convertible Preferred Stock	749	767
ESOP deferred compensation	(325)	(335)
	424	432
Shareowners' Equity:
Common Stock	4,911	4,665
Treasury Stock	(4,311)	(3,955)
Retained earnings	8,479	7,743
Accumulated other non-shareowners' changes in equity	(930)	(791)
	8,149	7,662
Total Liabilities and Shareowners' Equity	$26,023	$25,364
	=====	=====

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
In Millions	Six Months Ended June 30,
	2001	2000
Operating Activities:
Net income	$1,028	$886
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	447	429
Deferred income tax provision	82	108
Change in:
Accounts receivable	(92)	(170)
Inventories and contracts in progress	(261)	(66)
Accounts payable and accrued liabilities	156	(113)
Other current assets	12	38
Other, net	11	35
Net cash flows provided by operating activities	1,383	1,147

Investing Activities:
Capital expenditures	(414)	(326)
Investments in businesses	(276)	(442)
Dispositions of businesses	8	-
Increase in customer financing assets, net	(159)	(14)
Other, net	(2)	60
Net cash flows used in investing activities	(843)	(722)

Financing Activities:
Issuance of long-term debt	500	214
Repayment of long-term debt	(112)	(146)
(Decrease) increase in short-term borrowings, net	(272)	48
Common Stock issued under employee stock plans	246	140
Dividends paid on Common Stock	(212)	(189)
Repurchase of Common Stock	(365)	(522)
Other, net	(98)	(109)
Net cash flows used in financing activities	(313)	(564)

Effect of foreign exchange rate changes on Cash and cash equivalents	(18)	(5)
Net increase (decrease) in Cash and cash equivalents	209	(144)

Cash and cash equivalents, beginning of year	748	957
Cash and cash equivalents, end of period	$957	$813
	====	====

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The Condensed Consolidated Financial Statements at June 30, 2001 and for the quarters and six-month periods ended June 30, 2001 and 2000 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2000.

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

Derivative Instruments and Hedging Activities

    Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for the changes in fair value depends on how the derivative is used and designated. Adoption of this standard resulted in a $3 million pre-tax transition gain, recorded in "Financing revenues and other income, net" and reduced shareowners' equity by $7 million, net of tax. The income statement gain recorded at transition was largely offset by a net loss in the first quarter of 2001 associated primarily with derivatives and embedded derivatives that are not designated as hedges and do not cover balance sheet exposures.

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

Foreign Currency Exposures

    The Corporation’s global presence and large volume of international sales, purchases, investments and borrowings expose it to fluctuations in foreign currency exchange rates. Foreign currency exposures are identified and managed at the operating unit level. Exposures that cannot be naturally offset within an operating unit to an insignificant amount are hedged. The Corporation has foreign currency forward contracts that are designated as hedges of the cash flow variability arising from forecasted foreign-currency-denominated sales and purchases. Gains and losses on those derivatives are recorded in shareowners' equity to the extent they are effective as hedges and reclassified into sales or cost of products sold in the period in which the hedged transaction impacts earnings.

    UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The Corporation also has foreign currency forward contracts and swaps that cover the exposures arising from remeasurement of foreign-currency-denominated receivables, payables and borrowings. The gains and losses on those derivative instruments are reported in earnings and largely offset the transaction gains and losses on remeasurement of the related balance sheet items. The Corporation also has a significant amount of foreign currency net asset exposures. Currently, the Corporation does not hold any derivative contracts that hedge its foreign currency net asset exposures but may consider such strategies in the future.

Interest Rate Exposures

    The Corporation’s long-term debt portfolio consists mostly of fixed-rate instruments. To minimize interest expense, a portion of that portfolio is hedged with interest rate swaps. The hedges are designated as fair value hedges and the gains and losses on the swaps are reported in interest expense, reflecting that portion of interest expense at a variable rate. In addition, from time to time the Corporation issues commercial paper, which creates an exposure to changes in interest rates.

Commodity Exposures

    The Corporation is exposed to volatility in the prices of raw materials used in some of its products and uses forward contracts, in limited circumstances, to hedge a portion of the forecasted purchase of raw materials. The forward contracts are designated as hedges of the cash flow variability that result from the forecasted purchases. Gains and losses on those derivatives are deferred in shareowners' equity to the extent they are effective as hedges and reclassified into cost of products sold in the period in which the hedged transaction impacts earnings.

Year to Date Activity

    At June 30, 2001, the fair value of derivatives held by the Corporation, including those embedded in other contracts, was a $48 million net liability. The non-shareowners' changes in equity associated with hedging activity for the six months ended June 30, 2001 were as follows:

In Millions, net of tax
December 31, 2000	$-
Cash flow hedging loss, net	(26)
Net loss reclassified to sales or cost of products sold	10
June 30, 2001	$(16)
=====

    Of the amount recorded in shareowners' equity, a $32 million pre-tax loss is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the discontinuance of cash flow hedges and ineffectiveness of cash flow hedges during the quarter and six months ended June 30, 2001 were immaterial. All open derivative contracts mature by November 2004.

Non-Shareowners' Changes in Equity

    Non-shareowners' changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners' changes in equity is provided below.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2001	2000	2001	2000

Net Income	$588	$509	$1,028	$886
Foreign currency translation, net	(10)	(33)	(121)	(62)
Unrealized holding gain (loss) on marketable equity securities, net	14	(100)	(2)	(174)
Cash flow hedging gain (loss), net	13	-	(16)	-
	$605	$376	$889	$650
	====	====	====	====

Investments in Businesses

    During the first six months of 2001, the Corporation invested $310 million, including debt assumed, in the acquisition of businesses. Those investments include Hamilton Sundstrand’s and Pratt & Whitney's second quarter acquisitions of aerospace aftermarket businesses and other smaller industry consolidating transactions, as well as Hamilton Sundstrand's first quarter purchase of Claverham Group LTD. The assets and liabilities of the acquired businesses accounted for under the purchase method were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill and is being amortized over its estimated useful life. The decrease in goodwill in the six-month period of 2001 is primarily associated with adjustments made in the finalization of purchase price allocations for 2000 acquisitions and amortization, partially offset by goodwill recorded on 2001 acquisitions.

    The results of operations of all acquired businesses have been included in the Condensed Consolidated Statement of Operations beginning on the effective date of each acquisition. The pro forma results, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

    In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 " Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized.  All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement.   The Corporation is currently reviewing the provisions of SFAS 141 and 142 and assessing the impact of adoption.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Inventories and Contracts in Progress

In Millions	June 30, 2001	December 31, 2000

Inventories consist of the following:
Raw material	$720	$738
Work-in-process	1,317	1,179
Finished goods	2,288	2,099
Contracts in progress	1,951	1,849
	6,276	5,865
Less:
Progress payments, secured by lien, on U.S. Government contracts	(184)	(137)
Billings on contracts in progress	(2,050)	(1,972)
	$4,042	$3,756
	======	======

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

    The following table summarizes the accrued costs associated with the 1999 restructuring actions by type and related activity through June 30, 2001:

In Millions	Accrued Severance and Related Costs	Asset Writedowns	Accrued Exit & Lease Termination Costs	Accrued Site Restoration & Other Costs	Total

1999 Charges:
Staff reductions	$433	$-	$-	$-	$433
Facility closures	149	160	44	56	409
Total accrued charges	582	160	44	56	842
Adjustments	(69)	-	(13)	1	(81)
Utilized to date:
Cash	(374)	-	(19)	(26)	(419)
Non-cash	(116)	(160)	(8)	(17)	(301)
Balance at June 30, 2001	$23	$-	$4	$14	$41
	=====	=====	=====	=====	=====

    UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The adjustments to the 1999 restructuring liability result from completion of programs for amounts lower than originally estimated and revision of several of the original programs. The $9 million adjustment in the second quarter of 2001 was more than offset by additional restructuring related charges of $36 million that were not accruable or contemplated when the 1999 programs were initiated.

    As of June 30, 2001, reductions of approximately 400 employees and approximately 1.0 million square feet remain under the programs and, therefore, they are substantially complete.

Contingent Liabilities

    There has been no significant change in the Corporation’s material contingencies during 2001. Summarized below, however, are the matters previously described in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report, incorporated by reference in Form 10-K for calendar year 2000.

Environmental

    The Corporation’s operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations.

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

    The Corporation’s contracts with the government are also subject to audits. Like many defense contractors, the Corporation has received audit reports that recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. The Corporation has made voluntary refunds in those cases it believes appropriate.

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

    The Corporation has accrued for environmental investigatory, remediation, operating and maintenance costs, performance guarantees and other litigation and claims based on management’s estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material impact on the Corporation’s financial position, results of operations or cash flows.

Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions (except per share amounts)	2001	2000	2001	2000

Net income	$588	$509	$1,028	$886
Less: ESOP Stock Dividends	(8)	(8)	(16)	(16)
Basic earnings	580	501	1,012	870
ESOP Stock adjustment	7	7	14	14
Diluted earnings	$587	$508	$1,026	$884
	====	====	====	====
Average shares:
Basic	471	470	471	471
Stock awards	10	11	11	12
ESOP Stock	26	27	26	27
Diluted	507	508	508	510
	====	====	====	====
Earnings per share of Common Stock:
Basic	$1.23	$1.07	$2.15	$1.85
Diluted	$1.16	$1.00	$2.02	$1.74

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and six-month periods ended June 30, 2001 and 2000, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 18, 2001, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of sections 7 and 11 of the Act.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
United Technologies Corporation

    We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters and six-months ended June 30, 2001, and 2000, the condensed consolidated statement of cash flows for the six-months ended June 30, 2001 and 2000, and the condensed consolidated balance sheet as of June 30, 2001. This financial information is the responsibility of the Corporation's management.

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
July 18, 2001

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

    For discussion of the Corporation's business environment, refer to the discussion of "Business Environment" in the Management's Discussion and Analysis of Results of Operations and Financial Position in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2000. Significant changes in the Corporation’s business environment during the first six months of 2001 are discussed below.

    As worldwide businesses, the Corporation’s operations are affected by global and regional economic factors. During the first six months of 2001, weaker European and Asian currencies had a negative impact on the Corporation's consolidated results. In addition, the North American economy is currently experiencing a period of reduced growth, presenting challenges to the Corporation’s businesses operating in this economy. However, in general, the diversity of the Corporation's businesses and global market presence have helped limit the impact of any one industry or the economy of any single country on the consolidated results.

    There have been no other significant changes in the Corporation’s business environment during the first six months of 2001.

RESULTS OF CONTINUING OPERATIONS

    Consolidated revenues increased $371 million (5%) to $7.3 billion and $652 million (5%) to $14.0 billion in the second quarter and six-month period of 2001 compared to the same periods in 2000. Excluding the unfavorable impact of foreign currency translation, consolidated revenues increased 8% and 7% in the second quarter and six-month period of 2001. The increases primarily reflect the purchase of Specialty Equipment Companies in the fourth quarter of 2000 and growth in the ongoing businesses of  Pratt & Whitney, Flight Systems and Otis.

    Financing revenues and other income, net, decreased $18 million and $27 million in the second quarter and six-month period of 2001 compared to 2000. The decreases reflect interest income recorded in the second quarter of 2000 related to prior period income tax benefits resulting from a second quarter 2000 industry related court decision.

    Gross margin as a percentage of sales increased 1.2 percentage points to 28.6% in the second quarter of 2001 compared with 27.4% in the second quarter of 2000. The ratio increased nine-tenths of a percent to 27.9% in the six-month period of 2001 compared to the same period of 2000, principally as a result of previous and ongoing cost reduction actions.

   Research and development spending increased $29 million (9%) and $12 million (2%) in the second quarter and six-month period of 2001 compared to 2000. The second quarter increase is primarily associated with Pratt & Whitney, reflecting the variable nature of engineering development program schedules. The six month increase reflects increases at Carrier and International Fuel Cells. As a percentage of sales, research and development was 4.7% and 4.6% in the second quarter and six-month period of 2001 as compared to 4.5% and 4.7% in the same periods of 2000. Research and development is expected to remain at approximately 5% of sales in 2001.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Selling, general and administrative expenses increased $34 million (4%) and $38 million (2%) in the second quarter and six-month period of 2001 compared to 2000. The increase is related to the impact of acquisitions, primarily at Carrier, partially offset by a decrease resulting from previous and ongoing cost reduction actions. As a percentage of sales, these expenses were 11.3% and 11.6% in the second quarter and six-month period of 2001 as compared to 11.5% and 11.9% in the same periods of 2000.

    Interest expense increased $16 million (17%) and $37 million (21%) in the second quarter and six-month period of 2001 compared to 2000. The increase is primarily related to the February 2001 issuance of $500 million of 6.35% Notes due 2011 and the November 2000 issuance of $500 million of 7.125% Notes due 2010.

    The effective income tax rate was 29.7% and 30.0% in the second quarter and six-month period of 2001 as compared to 30.5% for the same periods of 2000, excluding the second quarter 2000 discrete items discussed below. The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.

    The effective income tax rate for the second quarter and six-month period of 2000 including all tax items was 32.1% and 31.4%. These rates reflect the impact of the second quarter 2000 enactment of Connecticut tax law changes and the related revaluation of the Corporation’s state deferred tax asset. In addition, the Corporation recognized income tax benefits for prior periods and related interest income in the second quarter of 2000 associated with an industry related court decision.

    During the second half of 2001, the Corporation expects to recognize benefits from a favorable settlement of tax claims related to prior periods. This benefit will likely be used to fund further cost reduction and productivity improvement actions.

Restructuring and Other Costs

    As described in the Notes to Condensed Consolidated Financial Statements, the Corporation’s operating segments initiated a variety of programs in 1999 aimed at further strengthening their future profitability and competitive position. The 1999 programs totaled $1,120 million, before income taxes and minority interests, and included accrued restructuring charges of $842 million, related charges of $141 million that were not accruable when initiated, and charges associated with product development and aircraft systems integration and non-product purchasing.

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

    During the first six months of 2001, the Corporation incurred and recognized approximately $80 million of costs that were not accruable or contemplated when the 1999 programs were initiated. In the current year, the Corporation has incurred pre-tax cash outflows of approximately $140 million associated with

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

the 1999 program accruals and the additional costs. These cash flows are funded by cash generated from operations. The savings associated with these actions are expected to offset the additional costs, resulting in a net benefit in 2001. Recurring savings, associated primarily with a net reduction in workforce and facility closures, are expected to increase through 2002 to approximately $750 million pre-tax annually, primarily benefiting cost of products sold.

Segment Review

    Revenues, operating profits and operating profit margins of the Corporation's principal operating segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries. Results for the quarters and six-month periods ended June 30, 2001 and 2000 are as follows:

In Millions of Dollars
Quarter Ended June 30,
	Revenues		Operating Profits		Operating Profit Margin
	2001	2000	2001	2000	2001	2000

Otis	$1,537	$1,534	$223	$194	14.5%	12.6%
Carrier	2,613	2,522	317	313	12.1%	12.4%
Pratt & Whitney	1,957	1,790	353	285	18.0%	15.9%
Flight Systems	1,337	1,201	179	140	13.4%	11.7%
Total segment	7,444	7,047	1,072	932	14.4%	13.2%
Eliminations and other	(112)	(86)	(29)	3
General corporate expenses	-	-	(54)	(57)
Consolidated	$7,332	$6,961	989	878
	=====	=====
Interest expense			(109)	(93)
Income before income taxes and minority interests			$880	$785
			=====	=====

Six Months Ended June 30,
	Revenues		Operating Profits		Operating Profit Margin
	2001	2000	2001	2000	2001	2000

Otis	$3,085	$3,077	$443	$386	14.4%	12.5%
Carrier	4,698	4,368	448	436	9.5%	10.0%
Pratt & Whitney	3,835	3,614	696	567	18.1%	15.7%
Flight Systems	2,591	2,458	347	278	13.4%	11.3%
Total segment	14,209	13,517	1,934	1,667	13.6%	12.3%
Eliminations and other	(206)	(166)	(62)	(8)
General corporate expenses	-	-	(106)	(114)
Consolidated	$14,003	$13,351	1,766	1,545
	======	======
Interest expense			(216)	(179)
Income before income taxes and minority interest			$1,550	$1,366
			=====	=====

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Otis revenues increased $3 million and $8 million in the second quarter and six-month period of 2001 compared to the same periods of 2000. Excluding the impact of foreign currency translation, revenues in the second quarter and six-month period increased 6%, reflecting increases in all regions except Latin America. The increases were led by Europe and North America and related to increased service and new equipment sales. The negative foreign currency impact was primarily due to European and Asian currencies.

    Otis operating profits increased $29 million (15%) and $57 million (15%) in the second quarter and six-month period of 2001 compared to 2000. Excluding the impact of foreign currency translation, operating profit increased 22% and 21% in the second quarter and six-month period, reflecting profit improvements in all regions primarily due to previous cost reduction actions.

    Carrier revenues increased $91 million (4%) and $330 million (8%) in the second quarter and six-month period of 2001 compared to 2000. Excluding the unfavorable impact of foreign currency translation, revenues in the second quarter and six-month period increased 7% and 11%, reflecting the acquisition of Specialty Equipment Companies during the fourth quarter of 2000 and growth in international markets. The improvements were partially offset by continued weakness in the commercial refrigeration business and North American transport refrigeration business. The negative foreign currency impact was primarily due to Asian and European currencies.

    Carrier’s operating profits increased $4 million (1%) and $12 million (3%) in the second quarter and six-month period of 2001 compared to 2000. Excluding the unfavorable impact of foreign currency translation, operating profits increased 5% and 7% in the second quarter and six-month periods due primarily to the acquisition of Specialty Equipment Companies, strong performance in the European and Asian HVAC businesses and a purchasing related settlement. The increases were offset by lower operating performance in the commercial and North American transport refrigeration businesses and market weakness in the North American HVAC business.

    Pratt & Whitney revenues increased $167 million (9%) and $221 million (6%) in the second quarter and six-month period of 2001 compared to 2000. The increases were primarily due to increased shipments of industrial gas turbines at Pratt & Whitney Power Systems and increased volume at Pratt & Whitney Canada, offset partially by an expected decline in government funded development for large military engines related to program timing.

    Pratt & Whitney operating profits increased $68 million (24%) and $129 million (23%) in the second quarter and six-month period of 2001 compared to 2000, primarily reflecting increased shipments and higher profit at Pratt & Whitney Canada and Pratt & Whitney Power Systems and continued cost reductions.

    Flight Systems revenues increased $136 million (11%) and $133 million (5%) in the second quarter and six-month period of 2001 compared to 2000. The increases were primarily associated with Hamilton Sundstrand's aerospace business, which more than offset some weakness in the industrial businesses.  Additionally, the second quarter increase reflects increased volume at Sikorsky.

    Flight Systems operating profits increased $39 million (28%) and $69 million (25%) in the second quarter and six-month period of 2001 compared to 2000. The increases reflect Hamilton Sundstrand's revenue increases noted above and business improvements at Sikorsky.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

LIQUIDITY AND FINANCIAL POSITION

    Management assesses the Corporation’s liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, investments in businesses, customer financing requirements, Common Stock repurchases, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms.

	June 30,	December 31,	June 30,
In Millions of Dollars	2001	2000	2000

Cash and cash equivalents	$957	$748	$813
Total debt	4,935	4,811	4,422
Net debt (total debt less cash)	3,978	4,063	3,609
Shareowners' equity	8,149	7,662	7,133
Debt to total capitalization	38%	39%	38%
Net debt to total capitalization	33%	35%	34%

    Net cash flows provided by operating activities increased $236 million in the first six months of 2001 compared to the corresponding period in 2000. The increase reflects improved operating performance, in part due to lower restructuring charges in 2001.

    Cash used in investing activities increased $121 million in the first six months of 2001 compared with the same period of 2000, primarily due to increased customer financing assets and capital expenditures. Cash spending for investments in businesses for the first six months of 2001 was $276 million and includes Hamilton Sundstrand’s and Pratt & Whitney's second quarter aerospace aftermarket purchases and other smaller industry consolidating transactions, as well as Hamilton Sundstrand’s first quarter acquisition of Claverham Group LTD. Total investments in businesses in 2001 are expected to be at least $1 billion.

    Customer financing activity was a net use of cash of $159 million in the first six months of 2001 compared with a $14 million net use of cash in the first six months of 2000, primarily due to customer generated requirements for financing. While the Corporation expects that 2001 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation had financing and rental commitments of $1.8 billion related to commercial aircraft, compared to $1.2 billion at December 31, 2000.

    Net cash flows used in financing activities decreased $251 million in the first six months of 2001 compared with the same period of 2000, due primarily to a decrease in repurchases of common stock. In addition, the net cash flows reflect the Corporation's issuance of $500 million of 6.35% Notes in February 2001 under shelf registration statements previously filed with the Securities and Exchange Commission. In May 2001, the Corporation registered an additional $1.5 billion of debt and equity securities under shelf registration statements on file with the Securities and Exchange Commission. As a result, the Corporation can issue up to $2 billion of additional debt and equity securities under shelf registrations on file with the Commission.

    The Corporation repurchased $365 million of Common Stock, representing 4.8 million shares, in the first six months of 2001. In June 2001, the Corporation announced that the Board of Directors authorized the repurchase of up to 20 million shares. The new authorization replaces previous share repurchase authority. The share repurchase programs continue to be a use of the Corporation’s cash flows and have more than offset the dilutive effect resulting from the issuance of stock and options under stock-based employee benefit programs. At June 30, 2001, the Corporation was authorized to repurchase a total of 19.5 million shares.

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

New Accounting Guidance

    Effective January 1, 2001, the Corporation adopted Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See Notes to Condensed Consolidated Financial Statements for further discussion.

    In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized.  All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement.   The Corporation is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

    Item 3. Quantitative and Qualitative Disclosures about Market Risk

    There has been no significant change in the Corporation's exposure to market risk during the first six months of 2001. For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 2000.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

    This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

  Future earnings and other measurements of financial performance
  Future cash flow and uses of cash
  The effect of economic downturns or growth in particular regions
  The effect of changes in the level of activity in particular industries or markets
  The scope, nature or impact of acquisition activity
  Product developments and new business opportunities
  Restructuring costs and savings
  The outcome of contingencies.

    All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Report on Form 10-Q includes important information as to risk factors in the "Notes to Condensed Consolidated Financial Statements" under the heading "Contingent Liabilities" and in the section titled "Management’s Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Results of Continuing Operations." The Corporation’s Annual Report on Form 10-K for 2000 also includes important information as to risk factors in the "Business" section under the headings "Description of Business by Operating Segment," "Other Matters Relating to the Corporation’s Business as a Whole" and "Legal Proceedings." Additional important information as to risk factors is included in the Corporation’s 2000 Annual Report to Shareowners in the section titled "Management’s Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Restructuring and Other Costs." For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation’s reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part II – Other Information

    Item 1.    Legal Proceedings

    As previously reported, a jury in Chromalloy Gas Turbine Corporation v. United Technologies Corporation, No. 95-CI-12541, a Texas state action, found that Pratt & Whitney did not monopolize any relevant market but did willfully attempt to monopolize an unspecified market. In May 1997, the court entered a Final Judgment denying Chromalloy’s request for damages, injunctive relief and declaratory relief. In October 1998, the Texas Fourth Court of Appeals affirmed the decision of the trial court, declining to grant injunctive relief to Chromalloy. In November 1999, the appellate court denied Chromalloy’s motions for rehearing and rehearing en banc. In March 2000, Chromalloy filed a petition for review with the Texas Supreme Court. In December 2000, the Texas Supreme Court denied Chromalloy’s petition for review and in March 2001, the Texas Supreme Court denied Chromalloy’s Motion for Rehearing.

    Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings of the Corporation’s Annual Report on Form 10-K for 2000.

    The Corporation does not believe that resolution of the foregoing legal matters will have a material adverse effect upon the Corporation’s competitive position, results of operations, cash flow or financial position.

    Item 4.    Submission of Matters to a Vote of Security Holders

    The Corporation held its Annual Meeting of Shareowners on April 27, 2001.

    The following individuals were nominated and elected to serve as directors:

Antonia H. Chayes, George David, Jean-Pierre Garnier, Jamie S. Gorelick, Karl J. Krapek, Charles R. Lee, Richard D. McCormick, Frank P. Popoff, Andre Villeneuve, Harold A. Wagner and Sanford I. Weill.

    The Shareowners voted as follows on the following matters:

  Election of Directors. The voting results for each nominee are as follows:
NAME	VOTES FOR	VOTES WITHHELD

Antonia H. Chayes	445,439,805	1,904,214
George David	446,048,268	1,295,751
Jean-Pierre Garnier	446,136,799	1,207,220
Jamie S. Gorelick	445,732,201	1,611,818
Karl J. Krapek	445,931,674	1,412,345
Charles R. Lee	446,119,983	1,224,036
Richard D. McCormick	446,121,202	1,222,817
Frank P. Popoff	446,047,828	1,296,191
Andre Villeneuve	446,085,735	1,258,284
Harold A. Wagner	446,040,808	1,303,211
Sanford I. Weill	444,445,027	2,898,992

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

  The reappointment of the Corporation’s independent accountants was approved by a count of 429,207,522 votes for, 15,217,148 votes against and 2,919,349 votes abstaining.
  A shareowner proposal recommending disclosure of political contributions was rejected by a count of 12,983,693 votes for, and 373,597,048 votes against, with 17,047,421 votes abstaining and 43,715,857 broker non-votes.
  A shareowner proposal recommending disclosure of offset agreements was rejected by a count of 13,120,686 votes for, and 375,573,792 votes against, with 14,933,684 votes abstaining and 43,715,857 broker non-votes.
  A shareowner proposal recommending the adoption of certain measures of human capital in connection with the awarding of performance-based executive compensation was rejected by a count of 33,189,283 votes for, and 359,449,352 votes against, with 10,989,527 votes abstaining and 43,715,857 broker non-votes.

   Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

(4)

Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(a) to UTC’s Registration Statement on Form S-3, File No. 333-60276, filed with the Commission on May 4, 2001). The Corporation hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries and any unconsolidated subsidiaries.

10(iii)(A)(1)	Amendment 2 to United Technologies Corporation Nonemployee Director Stock Option Plan.*

10(iii)(A)(2)	Summary of United Technologies Corporation Directors' Restricted Stock/Unit Program.*

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

    (b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

*Submitted electronically herewith.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: July 27, 2001	By: /s/ David J. FitzPatrick
David J. FitzPatrick
Senior Vice President,
Chief Financial Officer and Treasurer

Dated: July 27, 2001	By: /s/ David G. Nord
David G. Nord
Vice President, Controller

Dated: July 27, 2001	By: /s/ William H. Trachsel
William H. Trachsel
Senior Vice President, General Counsel and Secretary

EXHIBIT INDEX

(4)

Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(a) to UTC’s Registration Statement on Form S-3, File No. 333-60276, filed with the Commission on May 4, 2001).

10(iii)(A)(1)	Amendment 2 to United Technologies Corporation Nonemployee Director Stock Option Plan.*

10(iii)(A)(2)	Summary of United Technologies Corporation Directors' Restricted Stock/Unit Program.*

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

*Submitted electronically herewith.