Form 10-Q
period 2001-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2001-10-22
CIK 101829

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

At September 30, 2001 there were 468,539,288 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2001

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part I – Financial Information

Item 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Quarter Ended
	September 30,
In Millions (except per share amounts)	2001	2000

Revenues:
Product sales	$5,124	$4,835
Service sales	1,610	1,504
Financing revenues and other income, net	186	126
	6,920	6,465
Costs and expenses:
Cost of products sold	3,887	3,591
Cost of services sold	1,036	934
Research and development	318	329
Selling, general and administrative	857	761
Interest	100	97
	6,198	5,712

Income before income taxes and minority interests	722	753
Income taxes	129	230
Minority interests	28	27
Net income	$565	$496
	======	======
Earnings per share of Common Stock:
Basic	$1.19	$1.04
Diluted	$1.12	$.98

Dividends per share of Common Stock:	$.225	$.20

Average number of shares outstanding:
Basic	470	468
Diluted	504	506

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

In Millions (except per share amounts)	Nine Months Ended September 30,
	2001	2000

Revenues:
Product sales	$15,737	$15,029
Service sales	4,855	4,488
Financing revenues and other income, net	331	299
	20,923	19,816
Costs and expenses:
Cost of products sold	11,811	11,322
Cost of services sold	3,108	2,818
Research and development	953	952
Selling, general and administrative	2,463	2,329
Interest	316	276
	18,651	17,697

Income before income taxes and minority interests	2,272	2,119
Income taxes	594	659
Minority interests	85	78
Net income	$1,593	$1,382
	======	======
Earnings per share of Common Stock:
Basic	$3.34	$2.89
Diluted	$3.14	$2.71

Dividends per share of Common Stock:	$.675	$.60

Average number of shares outstanding:
Basic	470	470
Diluted	506	508

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

In Millions	September 30, 2001 (Unaudited)	December 31, 2000

Assets

Cash and cash equivalents	$1,365	$748
Accounts receivable, net	4,517	4,445
Inventories and contracts in progress, net	4,205	3,756
Future income tax benefits	1,354	1,439
Other current assets	308	274
Total Current Assets	11,749	10,662
Fixed assets	10,536	10,355
Less: Accumulated depreciation	(6,016)	(5,868)
	4,520	4,487
Goodwill	6,803	6,771
Other assets	3,538	3,444

Total Assets	$26,610	$25,364
	======	======

Liabilities and Shareowners' Equity

Short-term borrowings	$1,234	$1,039
Accounts payable	2,319	2,261
Accrued liabilities	5,715	5,748
Long-term debt currently due	133	296
Total Current Liabilities	9,401	9,344

Long-term debt	3,874	3,476
Future pension and postretirement benefit obligations	1,660	1,636
Other long-term liabilities	2,818	2,814

Series A ESOP Convertible Preferred Stock	745	767
ESOP deferred compensation	(320)	(335)
	425	432
Shareowners' Equity:
Common Stock	4,937	4,665
Treasury Stock	(4,482)	(3,955)
Retained earnings	8,921	7,743
Accumulated other non-shareowners' changes in equity	(944)	(791)
	8,432	7,662
Total Liabilities and Shareowners' Equity	$26,610	$25,364
	======	======

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
In Millions	Nine Months Ended September 30,
	2001	2000
Operating Activities:
Net income	$1,593	$1,382
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	667	639
Deferred income tax provision	85	182
Change in:
Accounts receivable	(56)	38
Inventories and contracts in progress	(338)	(202)
Accounts payable and accrued liabilities	1	(336)
Other current assets	1	16
Other, net	71	103
Net cash flows provided by operating activities	2,024	1,822

Investing Activities:
Capital expenditures	(588)	(600)
Investments in businesses	(416)	(507)
Dispositions of businesses	15	-
Increase in customer financing assets, net	(82)	(9)
Other, net	11	71
Net cash flows used in investing activities	(1,060)	(1,045)

Financing Activities:
Issuance of long-term debt	500	214
Repayment of long-term debt	(317)	(239)
Increase (decrease) in short-term borrowings, net	187	(36)
Common Stock issued under employee stock plans	272	254
Dividends paid on Common Stock	(318)	(282)
Repurchase of Common Stock	(538)	(673)
Other, net	(117)	(131)
Net cash flows used in financing activities	(331)	(893)

Effect of foreign exchange rate changes on Cash and cash equivalents	(16)	(23)
Net increase (decrease) in Cash and cash equivalents	617	(139)

Cash and cash equivalents, beginning of year	748	957
Cash and cash equivalents, end of period	$1,365	$818
	======	======

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The Condensed Consolidated Financial Statements at September 30, 2001 and for the quarters and nine-month periods ended September 30, 2001 and 2000 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2000.

Issuance of Long-Term Debt

    In February 2001, the Corporation issued $500 million of 6.35% unsubordinated, unsecured, nonconvertible notes ("the 6.35% Notes") under shelf registration statements previously filed with the Securities and Exchange Commission. The 6.35% Notes are due March 1, 2011, with interest payable semiannually commencing September 1, 2001. The Corporation may redeem all or any portion of the 6.35% Notes at any time for a formula-based price determined at the time of the redemption. Proceeds from the issuance were used primarily to repay commercial paper. The proceeds from these commercial paper borrowings were used for working capital and for general corporate purposes, which include financing acquisitions and repurchases of the Corporation's Common Stock.

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

    UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

are recorded in shareowners' equity to the extent they are effective as hedges and reclassified into sales or cost of products sold in the period in which the hedged transaction impacts earnings.

    The Corporation also has foreign currency forward contracts and swaps that cover the exposures arising from remeasurement of foreign-currency-denominated receivables, payables and borrowings. The gains and losses on those derivative instruments are reported in earnings and largely offset the transaction gains and losses on remeasurement of the related balance sheet items. The Corporation also has a significant amount of foreign currency net asset exposures. As of September 30, 2001, the Corporation did not hold any derivative contracts that hedge its foreign currency net asset exposures but may consider such strategies in the future.

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

Commodity Exposures

    The Corporation is exposed to volatility in the prices of raw materials used in some of its products and uses forward contracts, in limited circumstances, to hedge a portion of the forecasted purchase of raw materials. The forward contracts are designated as hedges of the cash flow variability that results from the forecasted purchases. Gains and losses on those derivatives are deferred in shareowners' equity to the extent they are effective as hedges and reclassified into cost of products sold in the period in which the hedged transaction impacts earnings.

Year to Date Activity

    At September 30, 2001, the fair value of derivatives held by the Corporation, including those embedded in other contracts, was a $50 million net liability. The non-shareowners’ changes in equity associated with hedging activity for the nine months ended September 30, 2001 were as follows:

In Millions, net of tax

December 31, 2000	$-
Cash flow hedging loss, net	(49)
Net loss reclassified to sales or cost of products sold	20
September 30, 2001	$(29)
=====

    Of the amount recorded in shareowners' equity, a $37 million pre-tax loss is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the discontinuance of cash flow hedges and ineffectiveness of cash flow hedges during the quarter and nine months ended September 30, 2001 were immaterial. All open derivative contracts mature by November 2004.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Non-Shareowners' Changes in Equity

    Non-shareowners' changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners' changes in equity is provided below.

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2001	2000	2001	2000

Net income	$565	$496	$1,593	$1,382
Foreign currency translation, net	3	(77)	(118)	(139)
Unrealized holding (loss) gain on marketable equity securities, net	(4)	15	(6)	(159)
Cash flow hedging (loss), net	(13)	-	(29)	-
	$551	$434	$1,440	$1,084
	====	====	=====	=====

Investments in Businesses

    Effective July 1, 2001, the Corporation adopted the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" applicable to business combinations completed after June 30, 2001. These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired goodwill and intangible assets, and describe the accounting for goodwill and intangible assets subsequent to initial recognition. Under the provisions of these standards goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. All other intangible assets are to be amortized over their estimated useful lives. Goodwill and intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the standards. The impact of adopting these provisions was not material.

    Effective January 1, 2002, additional provisions of SFAS No. 141 and No. 142 relating to business combinations completed prior to June 30, 2001 become effective for the Corporation. The Corporation is currently assessing the impact of adopting these provisions and anticipates net income will increase following adoption, as amortization of recorded goodwill will be discontinued beginning January 1, 2002 under the provisions of this standard.

    During the first nine months of 2001, the Corporation invested $504 million, including debt assumed, in the acquisition of businesses. Those investments include a number of small acquisitions in the commercial businesses in the third quarter, Hamilton Sundstrand’s and Pratt & Whitney’s second quarter acquisitions of aerospace aftermarket businesses and other smaller industry consolidating transactions, as well as Hamilton Sundstrand’s first quarter purchase of Claverham Group LTD. The assets and liabilities of the acquired businesses accounted for under the purchase method were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill. Goodwill acquired in business combinations completed prior to June 30, 2001 is being amortized over its estimated useful life, and in accordance with the provisions of SFAS No. 142, goodwill acquired in business combinations completed after June 30, 2001 is not amortized. The increase in goodwill in the nine-month period of 2001 is due primarily to goodwill acquired in 2001 acquisitions partially offset by adjustments made in the finalization of purchase price allocations for 2000 acquisitions.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The results of operations of all acquired businesses have been included in the Condensed Consolidated Statement of Operations beginning on the effective date of each acquisition. The pro forma results, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

Inventories and Contracts in Progress

In Millions	September 30, 2001	December 31, 2000

Inventories consist of the following:
Raw material	$760	$738
Work-in-process	1,261	1,179
Finished goods	2,425	2,099
Contracts in progress	2,045	1,849
	6,491	5,865
Less:
Progress payments, secured by lien, on U.S. Government contracts	(207)	(137)
Billings on contracts in progress	(2,079)	(1,972)
	$4,205	$3,756
	======	======

Restructuring

2001 Actions

    During the third quarter of 2001, the Corporation recorded pre-tax charges totaling $222 million, primarily in the Carrier and Otis operating segments, related to ongoing efforts to reduce costs in a continually challenging business environment. The actions focused principally on improving the overall level of organizational efficiency and consolidation of manufacturing, sales and service facilities. The charges include accruals of $148 million for severance and related employee termination costs, $49 million for asset write-downs and $14 million for facility exit and lease termination costs.

    The amounts include $151 million recorded in cost of sales and $71 million in selling, general and administrative expenses, and relate to net workforce reductions of approximately 5,300 salaried and hourly employees, the elimination of approximately two million square feet of facilities and the disposal of assets associated with exited facilities.

    Approximately 2,300 workforce reductions were completed during the quarter ended September 30, 2001. The balance of the workforce and facility related cost reduction actions are targeted to be completed by the third quarter of 2002. As of September 30, 2001 approximately $121 million of severance and related cost and $13 million of facility exit and lease termination accruals remain.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

1999 Actions

    During 1999, the Corporation's operating segments initiated a variety of actions aimed at further strengthening their future profitability and competitive position. Those actions focused principally on rationalizing manufacturing processes and improving the overall level of organizational efficiency, including the removal of management layers. Restructuring charges accrued in 1999 were $842 million before income taxes and minority interests and were expected to result in net reductions of approximately 15,000 salaried and hourly employees and approximately eight million square feet of facilities.

    The following table summarizes the accrued costs associated with the 1999 restructuring actions by type and related activity through September 30, 2001:

In Millions	Accrued Severance and Related Costs	Asset Writedowns	Accrued Exit & Lease Termination Costs	Accrued Site Restoration & Other Costs	Total

1999 Charges:
Staff reductions	$433	$-	$-	$-	$433
Facility closures	149	160	44	56	409
Total accrued charges	582	160	44	56	842
Adjustments	(69)	-	(13)	1	(81)
Utilized to date:
Cash	(375)	-	(21)	(27)	(423)
Non-cash	(118)	(160)	(8)	(17)	(303)
Balance at September 30, 2001	$20	$-	$2	$13	$35
	=====	=====	=====	=====	=====

    The adjustments to the 1999 restructuring liability result from completion of programs for amounts lower than originally estimated and revision of several of the original programs. In addition to the actions discussed above, during the third quarter of 2001, the Corporation recorded $24 million of restructuring related charges that were not accruable when the 1999 programs were initiated.

    As of September 30, 2001, reductions of approximately 300 employees and approximately one million square feet remained under the programs, and are considered substantially complete.

Contingent Liabilities

    There has been no significant change in the Corporation’s material contingencies during 2001. Summarized below, however, are the matters previously described in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report, incorporated by reference in Form 10-K for calendar year 2000.

    UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions (except per share amounts)	2001	2000	2001	2000

Net income	$565	$496	$1,593	$1,382
Less: ESOP Stock Dividends	(7)	(8)	(23)	(24)
Basic earnings	558	488	1,570	1,358
ESOP Stock adjustment	7	7	21	21
Diluted earnings	$565	$495	$1,591	$1,379
	====	====	====	====
Average shares:
Basic	470	468	470	470
Stock awards	8	11	10	11
ESOP Stock	26	27	26	27
Diluted	504	506	506	508
	====	====	====	====
Earnings per share of Common Stock:
Basic	$1.19	$1.04	$3.34	$2.89
Diluted	$1.12	$.98	$3.14	$2.71

Recent Accounting Guidance

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective January 1, 2003 for the Corporation. The Corporation is currently reviewing the provisions of SFAS No. 143 to determine the standard’s impact upon adoption.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance on the accounting for the impairment or disposal of long-lived assets and will be effective January 1, 2002 for the Corporation. The Corporation is currently reviewing the provisions of SFAS No. 144 to determine the standard's impact upon adoption.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and nine-month periods ended September 30, 2001 and 2000, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 16, 2001, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of sections 7 and 11 of the Act.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
United Technologies Corporation

    We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and consolidated subsidiaries for the quarters and nine-months ended September 30, 2001, and 2000, the condensed consolidated statement of cash flows for the nine-months ended September 30, 2001 and 2000, and the condensed consolidated balance sheet as of September 30, 2001. This financial information is the responsibility of the Corporation’s management.

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
October 16, 2001

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

    For a discussion of the Corporation's business environment, refer to the discussion of "Business Environment" in the Management's Discussion and Analysis of Results of Operations and Financial Position in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2000. Notable changes in the Corporation’s business environment during the first nine months of 2001 are discussed below.

    As worldwide businesses, the Corporation’s operations are affected by global and regional economic factors. During the first nine months of 2001, weaker European and Asian currencies had a negative impact on the Corporation's consolidated results. The downturn in the North American economy, including current conditions in the commercial airline industry, retail and transport refrigeration industry and commercial HVAC markets, will continue to present challenges to the Corporation’s businesses operating in these markets. In addition, the defense portion of the Corporation's aerospace businesses is affected by changes in market demand and the global political environment. In general, the diversity of the Corporation's businesses and global market presence has helped limit the impact of any one industry or the economy of any single country on the consolidated results.

    Worldwide airline profits, traffic growth and load factors have been historically reliable indicators for new aircraft and after-market orders. Airline operations have been negatively impacted by the disruption caused by the recent terrorist actions and the downturn in the North American economy. These conditions have resulted in reduced flight schedules, workforce reductions and declining financial performance within the airline industry, as well as an industry-wide request for government financial assistance.  The disruption to airline operations has resulted in an increase in the number of idle aircraft, including a significant number of older models, which is expected to disproportionately affect the Corporation due to its concentration of products on these aircraft. These factors could result in a decrease in orders for new and after-market commercial aerospace products and services, which in turn could negatively impact the Corporation's sales, operating profits and cash flows.

    There have been no other significant changes in the Corporation’s business environment during the first nine months of 2001.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

RESULTS OF CONTINUING OPERATIONS

    Consolidated revenues increased $455 million (7%) to $6.9 billion and $1.1 billion (6%) to $20.9 billion in the third quarter and nine-month period of 2001 compared to the same periods in 2000. Excluding the unfavorable impact of foreign currency translation, consolidated revenues increased 9% and 8% in the third quarter and nine-month period of 2001, respectively. The increases primarily reflect revenues contributed from Specialty Equipment Companies, acquired by Carrier in the fourth quarter of 2000, interest income from the favorable settlement of certain tax audits and growth in the businesses of Pratt & Whitney, Flight Systems and Otis in 2001.

    Financing revenues and other income, net, increased $60 million and $32 million in the third quarter and nine-month period of 2001, respectively, compared to 2000. The third quarter increase reflects interest income associated with the favorable settlement of certain tax audits, partially offset by the absence of the modification of a product support agreement and resolution of a contract dispute, both recorded in the third quarter of 2000. The nine-month increase is partially offset by interest income recorded in the second quarter of 2000 related to prior period income tax benefits resulting from a second quarter 2000 industry related court decision.

    Gross margin as a percentage of sales decreased 170 basis points in the third quarter and remained unchanged in the nine-month period of 2001 compared to the same periods of 2000. Cost of sales included $151 million of restructuring charges in the third quarter of 2001. Excluding restructuring charges, gross margin as a percentage of sales increased 50 basis points and 70 basis points in the third quarter and nine-month period of 2001, respectively, compared to 2000.

    Research and development spending decreased $11 million and increased $1 million in the third quarter and nine-month period of 2001, respectively, compared to 2000. The third quarter decrease reflects slightly lower spending across all business units. The nine-month increase reflects increases at Carrier, Hamilton Sundstrand and International Fuel Cells offset by decreased spending at Sikorsky, Pratt & Whitney and Otis. The decreases at Pratt & Whitney and Sikorsky reflect the variable nature of engineering development program schedules. As a percentage of sales, research and development was 4.7% and 4.6% in the third quarter and nine-month period of 2001 as compared to 5.2% and 4.9% in the same periods of 2000. Research and development spending is expected to remain at approximately 5% of sales in 2001.

    Selling, general and administrative expenses increased $96 million (13%) and $134 million (6%) in the third quarter and nine-month period of 2001, respectively, compared to 2000, reflecting increases in most operating segments. The majority of the increase relates to $71 million of charges associated with the third quarter 2001 restructuring. Excluding restructuring charges, selling, general and administrative expenses increased 3% for the third quarter and nine-month period of 2001 compared to 2000, due primarily to the impact of acquisitions, primarily at Carrier, partially offset by decreases resulting from previous and ongoing cost reduction actions. As a percentage of sales, selling, general and administrative expenses were 11.7% and 11.6% for the third quarter and nine-month period of 2001, respectively, as compared to 12.0% and 11.9% for the same periods of 2000.

    Interest expense increased $3 million (3%) and $40 million (14%) in the third quarter and nine-month period of 2001, respectively, compared to 2000. The increase is primarily related to the February 2001 issuance of $500 million of 6.35% Notes due 2011 and the November 2000 issuance of $500 million of 7.125% Notes due 2010.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The effective income tax rate for the third quarter and nine-month period of 2001 including all tax items was 17.9% and 26.1%, respectively, as compared to 30.5% and 31.1% for the same periods of 2000. The 2001 rates reflect the impact of the third quarter 2001 favorable settlement of certain prior year tax audits. The rate for the nine-month period of 2000 reflects the second quarter 2000 enactment of Connecticut tax law changes and the related revaluation of the Corporation's state deferred tax asset. In addition, the Corporation recognized income tax benefits for prior periods in the second quarter of 2000 associated with an industry related court decision.

    Excluding the favorable settlement of certain prior year tax audits and the 2000 discrete items discussed above, the effective income tax rate was 30.0% for the third quarter and nine-month period of 2001 as compared to 30.5% for the same periods of 2000. The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.

Restructuring and Other Costs

2001 Actions

    As described in the Notes to Condensed Consolidated Financial Statements, during the quarter ended September 30, 2001, the Corporation recorded pre-tax charges totaling $222 million related to ongoing efforts to reduce costs in a continually challenging business environment. The charges, which were recorded primarily at Carrier and Otis, include accruals of $148 million for severance and related employee termination costs, $49 million for asset write-downs and $14 million for facility exit and lease termination costs.

    The amounts include $151 million recorded in cost of sales and $71 million in selling, general and administrative expenses, and relate to net workforce reductions of approximately 5,300 salaried and hourly employees, the elimination of approximately two million square feet of facilities and the disposal of assets associated with exited facilities. Savings are expected to build over a two year period resulting in recurring pre-tax savings of approximately $170 million annually.

    Approximately 70% of the total pre-tax charge will require cash payments, which will be funded by cash generated from operations. As of September 30, 2001, approximately 2,300 workforce reductions were completed. The balance of the workforce and facility related cost reduction actions are targeted to be completed by the third quarter of 2002. As of September 30, 2001, approximately $121 million of severance and related cost and $13 million of facility exit and lease termination accruals remain.

    The Corporation expects to record additional charges in the fourth quarter of 2001 in its ongoing efforts to reduce costs. These actions, which are anticipated to eliminate approximately 5,000 positions and relate primarily to the Corporation’s aerospace businesses, have not been finalized at this time.

1999 Actions

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

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

    During the first nine months of 2001, the Corporation incurred and recognized approximately $100 million of costs that were not accruable or contemplated when the 1999 programs were initiated. In the current year, the Corporation has incurred pre-tax cash outflows of approximately $175 million associated with the 1999 program accruals and the additional costs. These cash flows are funded by cash generated from operations. The savings associated with these actions are expected to offset the additional costs, resulting in a net benefit in 2001. Recurring savings, associated primarily with a net reduction in workforce and facility closures, are expected to increase through 2002 to approximately $750 million pre-tax annually, primarily benefiting cost of products sold.

Segment Review

   Revenues, operating profits and operating profit margins of the Corporation's principal operating segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries. Results for the quarters and nine-month periods ended September 30, 2001 and 2000 are as follows:

In Millions of Dollars
Quarter Ended September 30,
	Revenues		Operating Profits		Operating Profit Margin
	2001	2000	2001*	2000	2001*	2000

Otis	$1,554	$1,504	$164	$201	10.6%	13.4%
Carrier	2,230	2,111	105	242	4.7%	11.5%
Pratt & Whitney	1,894	1,782	337	300	17.8%	16.8%
Flight Systems	1,257	1,163	174	165	13.8%	14.2%
Total segment	6,935	6,560	780	908	11.2%	13.8%
Eliminations and other	(15)	(95)	89	(2)
General corporate expenses	-	-	(47)	(56)
Consolidated	$6,920	$6,465	822	850
	=====	=====
Interest expense			(100)	(97)
Income before income taxes and minority interests			$722	$753
			=====	=====

*Third quarter 2001 restructuring charges included in segment operating profit are as follows:

Otis - $72, Carrier - $129, Pratt & Whitney - $15, and Flight Systems - $8. Excluding these restructuring charges, segment operating profit and related profit margins are as follows: Otis - $236 (15.2%), Carrier - $234 (10.5%), Pratt & Whitney - $352 (18.6%), and Flight Systems - $182 (14.5%).

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Nine Months Ended September 30,	Revenues		Operating Profits		Operating Profit Margin
	2001	2000	2001*	2000	2001*	2000

Otis	$4,639	$4,581	$607	$587	13.1%	12.8%
Carrier	6,928	6,479	553	678	8.0%	10.5%
Pratt & Whitney	5,729	5,396	1,033	867	18.0%	16.1%
Flight Systems	3,848	3,621	521	443	13.5%	12.2%
Total segment	21,144	20,077	2,714	2,575	12.8%	12.8%
Eliminations and other	(221)	(261)	27	(10)
General corporate expenses	-	-	(153)	(170)
Consolidated	$20,923	$19,816	2,588	2,395
	======	======
Interest expense			(316)	(276)
Income before income taxes and minority interest			$2,272	$2,119
			=====	=====

*Third quarter 2001 restructuring charges included in segment operating profit are as follows:

Otis - $72, Carrier - $129, Pratt & Whitney - $15, and Flight Systems - $8. Excluding these restructuring charges, segment operating profit and related profit margins are as follows: Otis - $679 (14.6%), Carrier - $682 (9.8%), Pratt & Whitney - $1,048 (18.3%), and Flight Systems - $529 (13.8%).

    Otis revenues increased $50 million (3%) and $58 million (1%) in the third quarter and nine-month period of 2001 compared to the same periods of 2000. Excluding the impact of foreign currency translation, revenues in the third quarter and nine-month period increased 8% and 7%, respectively, reflecting increases in all regions except Latin America and related to increased service and new equipment sales. The negative foreign currency impact was primarily due to the strength of the U.S. dollar in relation to European and Asian currencies.

    Otis operating profits decreased $37 million (18%) in the third quarter and increased $20 million (3%) in the nine-month period of 2001 compared to the same periods of 2000, due primarily to restructuring charges recorded in the third quarter of 2001. Excluding the third quarter 2001 restructuring charge, operating profit increased 17% and 16% in the third quarter and nine-month period, reflecting profit improvements in all regions primarily resulting from previous cost reduction actions. Foreign currency translation reduced operating profits before restructuring charges by 3% and 5%, respectively, for the third quarter and nine-month period of 2001.

    Carrier revenues increased $119 million (6%) and $449 million (7%) in the third quarter and nine-month period of 2001 compared to 2000. Excluding the impact of foreign currency translation, revenues in the third quarter and nine-month period increased 8% and 10%, respectively, reflecting the acquisition of Specialty Equipment Companies during the fourth quarter of 2000 and growth in international markets. The improvements were partially offset by continued weakness in several of the commercial refrigeration businesses. The negative foreign currency impact was primarily due to the strength of the U.S. dollar in relation to Asian and European currencies.

    Carrier’s operating profits decreased $137 million (57%) and $125 million (18%) in the third quarter and nine-month period of 2001, respectively, compared to 2000, due primarily to restructuring charges in the third quarter of 2001. Excluding the third quarter 2001 restructuring charge, operating profits decreased 3% in the third quarter and increased 1% in the nine-month period. The third quarter and

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

nine-month results reflect lower operating performance in the commercial refrigeration businesses, market weakness in the North American commercial HVAC business and the absence of export incentives that were recorded during the third quarter of 2000. The third quarter and nine-month period also reflect increased operating profits due to the acquisition of Specialty Equipment Companies in the fourth quarter of 2000 and strong performance in the Europe and Asian HVAC businesses. Excluding restructuring charges, foreign currency translation reduced operating profits by 2% and 3% for the third quarter and nine-month period of 2001.

    Pratt & Whitney revenues increased $112 million (6%) and $333 million (6%) in the third quarter and nine-month period of 2001 compared to 2000. The third quarter increase reflects increased commercial aftermarket and military engine shipments and increased shipments of industrial gas turbines at Pratt & Whitney Power Systems, partially offset by lower Pratt & Whitney Canada revenues and modification of a product support agreement recorded in the third quarter of 2000.

    The nine-month increase primarily reflects increased shipments of industrial gas turbines at Pratt & Whitney Power Systems, increased commercial aftermarket volume and increased shipments at Pratt & Whitney Canada, partially offset by lower military spare parts volume.

    Pratt & Whitney operating profits increased $37 million (12%) and $166 million (19%) in the third quarter and nine-month period of 2001 compared to 2000. Excluding the third quarter 2001 restructuring charge, operating profits increased 17% and 21% for the third quarter and nine-month period of 2001, respectively. The third quarter increase primarily reflects increased profits at Pratt & Whitney’s commercial aftermarket and military engine business and at Pratt & Whitney Power Systems. The nine-month increase reflects increases at Pratt & Whitney Canada and Pratt & Whitney Power Systems and continued cost reductions throughout the segment.

    Flight Systems revenues increased $94 million (8%) and $227 million (6%) in the third quarter and nine-month period of 2001, respectively, compared to 2000. The increases were primarily associated with increased original equipment sales and aftermarket revenues at Hamilton Sundstrand’s aerospace business, which more than offset weakness in the industrial businesses.

    Flight Systems operating profits increased $9 million (5%) and $78 million (18%) in the third quarter and nine-month period of 2001 compared to 2000. Excluding the third quarter 2001 restructuring charge, operating profits increased 10% and 19% for the third quarter and nine-month period of 2001, respectively. The increases were primarily associated with Hamilton Sundstrand’s aerospace business and continued business improvements at Sikorsky.

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

	September 30,	December 31,	September 30,
In Millions of Dollars	2001	2000	2000

Cash and cash equivalents	$1,365	$748	$818
Total debt	5,241	4,811	4,242
Net debt (total debt less cash)	3,876	4,063	3,424
Shareowners' equity	8,432	7,662	7,423
Debt to total capitalization	38%	39%	36%
Net debt to total capitalization	31%	35%	32%

    Net cash flows provided by operating activities increased $202 million in the first nine months of 2001 compared to the corresponding period in 2000. The increase reflects improved operating performance partially offset by higher inventory and receivable levels.

    Cash used in investing activities increased $15 million in the first nine months of 2001 compared with the same period of 2000, primarily due to increased customer financing assets partially offset by lower investment in businesses. Cash spending for investments in businesses for the first nine months of 2001 was $416 million and includes a number of smaller acquisitions in the commercial businesses in the third quarter, Hamilton Sundstrand’s and Pratt & Whitney’s second quarter aerospace aftermarket purchases and other smaller industry consolidating transactions, as well as Hamilton Sundstrand’s first quarter acquisition of Claverham Group LTD. While the Corporation expects total investments in businesses in 2001 to remain in the $1 billion range, actual acquisition activity is subject to market conditions during the remainder of the year.

    Customer financing activity was a net use of cash of $82 million in the first nine months of 2001 compared with a $9 million net use of cash in the first nine months of 2000, primarily due to customer generated requirements for financing. While the Corporation expects that 2001 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation had financing and rental commitments of $1.8 billion related to commercial aircraft, compared to $1.2 billion at December 31, 2000.

    Net cash flows used in financing activities decreased $562 million in the first nine months of 2001 compared with the same period of 2000, due primarily to an increase in short and long term borrowings and a decrease in repurchases of Common Stock. The Corporation issued $500 million of 6.35% Notes in February 2001 under shelf registration statements previously filed with the Securities and Exchange Commission. In May 2001, the Corporation registered an additional $1.5 billion of debt and equity securities under shelf registration statements on file with the Commission. As a result, the Corporation can issue up to $2 billion of additional debt and equity securities under shelf registrations on file with the Commission.

    The Corporation repurchased $538 million of Common Stock, representing 7.4 million shares, in the first nine months of 2001. In June 2001, the Corporation announced that the Board of Directors authorized the repurchase of up to 20 million shares.  The new authorization replaces previous share

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

repurchase authority. The share repurchase programs continue to be a use of cash and have more than offset the dilutive effect resulting from the issuance of stock and options under stock-based employee benefit programs. At September 30, 2001, the Corporation was authorized to repurchase a total of 16.9 million shares.

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

Recent Accounting Guidance

    Effective July 1, 2001, the Corporation adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS No. 141 and No. 142, which relate to business combinations completed prior to June 30, 2001, will become effective for the Corporation. The Corporation is currently assessing the impact of adopting these provisions and anticipates net income will increase following adoption, as amortization of recorded goodwill will be discontinued beginning January 1, 2002 under the provisions of this standard. See Notes to Condensed Consolidated Financials Statements for further discussion.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective January 1, 2003 for the Corporation. The Corporation is currently reviewing the provisions of SFAS No. 143 to determine the standard’s impact upon adoption.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance on the accounting for the impairment or disposal of long-lived assets and is effective January 1, 2002 for the Corporation. The Corporation is currently reviewing the provisions of SFAS No. 144 to determine the standard's impact upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    There has been no significant change in the Corporation's exposure to market risk during the first nine months of 2001. For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 2000.

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part II – Other Information

Item 1.    Legal Proceedings

   As previously reported, the Department of Defense and the Corporation are litigating whether Pratt & Whitney's accounting practices for certain engine parts are acceptable. The litigation, filed with the Armed Services Board of Contract Appeals ("ASBCA"), No. 47416 et. al., relates to the accounting for engine parts produced by foreign companies under commercial engine collaboration programs from 1984 through 1995. In December 1996, the Government claimed damages of $157.6 million, plus $102.7 million in interest through 1996. On July 31, 2001, the ASBCA issued a decision in favor of the Corporation. The Department of Defense has until December, 2001 to appeal.

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

    (b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

*Submitted electronically herewith.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: October 22, 2001	By: /s/ David J. FitzPatrick
David J. FitzPatrick
Senior Vice President and Chief Financial Officer

Dated: October 22, 2001	By: /s/ David G. Nord
David G. Nord
Vice President, Controller

Dated: October 22, 2001	By: /s/ William H. Trachsel
William H. Trachsel
Senior Vice President, General Counsel and Secretary

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

*Submitted electronically herewith.