Form 10-K
period 2001-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2002-02-11
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 1-812

 UNITED TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	06 0570975 (I.R.S. Employer Identification No.)

One Financial Plaza, Hartford, Connecticut (Address of principal executives offices)	06103 (Zip Code)

Registrant's telephone number, including area code: (860) 728-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($1 par value)	New York Stock Exchange
(CUSIP 913017 10 9)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .  No    .

At January 31, 2002, there were 472,617,013 shares of Common Stock outstanding.  The aggregate market value of the voting Common Stock held by non-affiliates at January 31, 2002 was approximately $32,401,386,168, based on the New York Stock Exchange closing price for such shares on that date.  For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:  (1) Portions of the United Technologies Corporation 2001 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV hereof; and (2) Portions of the United Technologies Corporation Proxy Statement for the 2002 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not to be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

UNITED TECHNOLOGIES CORPORATION

_______________________________

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K For Year Ended December 31, 2001

    Whenever reference is made in this Form 10-K to specific sections or pages of the Corporation’s 2001 Annual Report to Shareowners, such sections or pages, as applicable, are incorporated herein by reference. The “Corporation”, unless the context requires otherwise, means United Technologies Corporation (or UTC) and its subsidiaries.

Item 1. Business

    United Technologies Corporation was incorporated in Delaware in 1934.  Growth is attributable to acquisitions and the internal development of existing businesses of the Corporation. The following description of the Corporation's business should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Position appearing on pages 1 through 9 of the Corporation's 2001 Annual Report to Shareowners, especially the information contained therein under the heading “Business Environment."

    The Corporation conducts its business through four principal segments.  The segments were generally determined based on the management of the businesses and on the basis of separate groups of operating companies, each with general operating autonomy over diversified products and services.  The principal products of each segment are as follows:

Otis	--	Otis elevators, escalators, automated people movers and service.
Carrier	--	Carrier commercial and residential heating, ventilating and air conditioning (“HVAC”) systems and equipment, commercial and transport refrigeration equipment, and aftermarket service and components.
Pratt & Whitney	--	Pratt & Whitney commercial, general aviation and military aircraft engines, parts, service, industrial gas turbines and space propulsion.
Flight Systems	-- --	Sikorsky commercial and military helicopters, parts and service.
Hamilton Sundstrand aerospace products and aftermarket services include aircraft power generation and management systems, engine and flight controls, auxiliary power units, environmental control systems and propeller systems. Industrial products include air compressors, metering devices, fluid handling equipment and enclosed gear drives.

Segment financial data for the years 1999 through 2001, including financial information about foreign and domestic operations and export sales, is included in Note 15 of Notes to Consolidated Financial Statements on pages 24 through 26 of the Corporation's 2001 Annual Report to Shareowners.

Description of Business by Segment

Otis

    Otis is the world's largest elevator and escalator manufacturing, installation and service company.  Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators, including hydraulic and traction elevators for low- and medium-speed applications and gearless elevators for high-speed passenger operations in high-rise buildings.  Since the February 2000 introduction of Otis’ new Gen2™ elevator system, installations have continued in Europe and the Asia/Pacific region.  The first Gen2 installation in North America is expected to occur by the second half of 2002.  Otis also produces a broad line of escalators and, for horizontal transportation, moving walks and automated people movers and shuttles.  In addition to new equipment, Otis provides modernization products and services to upgrade elevators and escalators and maintenance services for a substantial portion of the elevators and escalators which it sells, as well as those of other manufacturers.  Otis' products and services are sold principally to commercial building contractors and building owners.

    Otis’ operations can be affected by a variety of economic and other factors including those described in Management’s Discussion and Analysis of Results of Operations and Financial Position included in the Corporation’s 2001 Annual Report to Shareowners and those described in the Business section of this Form 10-K under the heading “Other Matters Relating to the Corporation’s Business as a Whole”, as well as competition from a large number of companies in the United States and other countries.  Otis competes on the basis of price, delivery schedule, product performance and service.

    Revenues generated by Otis' international operations were 76 and 77 percent of total Otis segment revenues in 2001 and 2000, respectively.  At December 31, 2001, Otis’ business backlog was $3,777 million, as compared to $3,770 million at December 31, 2000.  Substantially all of the business backlog at December 31, 2001 is expected to be realized as sales in 2002.

Carrier

    Carrier is the world's largest manufacturer of commercial and residential HVAC systems and equipment.  Carrier is also a leading producer of commercial and transport refrigeration equipment, and provides aftermarket service and components for its products and those of other manufacturers in both the HVAC and refrigeration industries.  The products manufactured by Carrier include chillers and airside equipment, commercial unitary systems, residential split systems (cooling only and heat pump), duct-free split systems, window and portable room air conditioners and furnaces, as well as transport refrigeration, commercial refrigeration and food service equipment.  Carrier's products and services are sold under Carrier and other brand names to building contractors and building owners, homeowners, shipping and trucking companies, supermarkets and food service companies.  Sales are made both directly to the customer and through manufacturers' representatives, distributors, dealers, individual wholesalers and retail outlets.

    Carrier has grown significantly in recent years as a result of acquisitions.  Major acquisitions have included the August 1999 acquisition of International Comfort Products Corporation, a North American residential and light commercial HVAC equipment company; the February 2000 acquisition of the Electrolux Group’s commercial refrigeration business in Europe; and the November 2000 acquisition of Specialty Equipment Companies, a manufacturer of commercial refrigeration and food service equipment in the United States and Europe.  Carrier participates in a joint venture with Toshiba Corporation in Japan.  Carrier and the joint venture company, Toshiba Carrier Corporation, also participate in HVAC joint ventures in the U.K. and Thailand.

    Carrier’s operations can be affected by a variety of economic and other factors including those described in Management’s Discussion and Analysis of Results of Operations and Financial Position included in the Corporation’s 2001 Annual Report to Shareowners and those described in the Business section of this Form 10-K under the heading “Other Matters Relating to the Corporation’s Business as a Whole”, as well as competition from a large number of companies in the United States and other countries and the level of activity in industries using commercial refrigeration equipment.  Carrier competes on the basis of price, delivery schedule, product performance and service.

    Revenues generated by Carrier's international operations, including U.S. export sales, were 47 and 48 percent of total Carrier segment revenues in 2001 and 2000, respectively.  At December 31, 2001, Carrier’s business backlog was $1,042 million, as compared to $1,004 million at December 31, 2000.  Substantially all of the business backlog at December 31, 2001 is expected to be realized as sales in 2002.

Pratt & Whitney

    Pratt & Whitney is among the world’s leading suppliers of commercial, general aviation and military aircraft engines.  Pratt & Whitney provides overhaul and repair services, spare parts, and fleet management services for the engines it produces, as well as for many other models of commercial and military jet and gas turbine engines.  Pratt & Whitney also produces industrial gas turbines for power generation, mechanical pump drive and marine propulsion applications; liquid rocket propulsion systems and solid rocket motors.

    Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments.  Pratt & Whitney sales in the U.S. and Canada are also made directly to the customer and, to a limited extent, through independent distributors.  Other export sales are made with the assistance of independent sales representatives.  Sales to The Boeing Company (“Boeing”) and Airbus Industrie (“Airbus”) were each 14 percent of total Pratt & Whitney revenues in 2001, before taking into account discounts or financial incentives offered to customers.

    Pratt & Whitney currently produces three families of large commercial jet engines.  Pratt & Whitney JT8D-200 series engines power the Boeing MD-80 aircraft.  Applications for the PW2000 series include the Boeing 757-200/PF aircraft and the Iluyshin IL-96 aircraft.  The PW4000 engine family powers the Airbus A310-300, A300-600 and A330-200/300 series; the Boeing 747-400, 767-200/300 and 777-200/300 series of aircraft; and the Boeing MD-11 aircraft.   (Boeing phased out production of new MD-80 and MD-11 aircraft.)  Pratt & Whitney has entered into a Memorandum of Understanding with Airbus to develop, market and sell PW6000 series engines for installation on Airbus A318 aircraft.  The PW6000 was certified by U.S. airworthiness authorities in January 2002.

    In view of the risk and cost associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared.  At December 31, 2001, the interests of other participants in these items were approximately as follows: 24 percent of the JT8D-200 series engine program, 29 percent of the PW2000 series engine program, 14 percent of the 94 and 100 inch fan models of the PW4000, 26 percent of the PW4084 and PW4090 models and 24 percent of the PW4098 model.  IAE International Aero Engines AG, a collaboration in which Pratt & Whitney has a 33 percent interest, markets and supports the V2500 engine.  Applications for the V2500 engine include Airbus' A319, A320 and A321 aircraft and Boeing's MD-90.  (Boeing phased out production of MD-90 aircraft in 2000.)  Pratt & Whitney also has a 50 percent interest in GE-P&W Engine Alliance, LLC, an alliance formed in 1996 with GE Aircraft Engines to develop, market and manufacture a new jet engine known as the GP7000.  The new engine is intended to power the Airbus A380 aircraft.  In December 2000, Airbus announced the launch of the A380 aircraft, with first deliveries scheduled for 2006.

    Pratt & Whitney currently produces three military aircraft engines: the F119 (powering the two-engine F-22 fighter aircraft), the F100 (powering two-engine F-15 and single-engine F-16 fighter aircraft) and the F117 (powering four-engine C-17 transport aircraft).  With respect to the F119, Pratt & Whitney is under contract with the U.S. Air Force (“USAF”) for both the completion of flight testing and an initial engine production program.  The F119 is the only anticipated source of propulsion for the F-22 fighter aircraft.  All of Pratt & Whitney's F100 sales contracts are with the USAF or with foreign governments.   All of Pratt & Whitney’s F117 sales contracts are with either the USAF or Boeing.  Pratt & Whitney is also under contract with the USAF to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F35 Joint Strike Fighter aircraft.  In 2001, the U.S. Government proceeded into the next phase of the development of the F35 by awarding an aircraft system development contract to Lockheed Martin Corporation.  Management cannot predict with certainty whether, when, and in what quantities Pratt & Whitney will produce F135 engines.

    Pratt & Whitney Canada (“PWC”) is one of the world’s leading manufacturers of turbofan, turboprop and turboshaft engines used in a variety of aircraft, including up to seventy passenger business and regional/commuter airline aircraft, general aviation aircraft and light and medium helicopters.  PWC also provides auxiliary power units for large commercial aircraft, advanced gas turbine engines for industrial and power generation applications and worldwide engine maintenance services.

    Pratt & Whitney Space Propulsion (“SP”) produces hydrogen fueled rocket engines for commercial and U.S. Government space applications and advanced turbo pumps for NASA's Space Shuttle program.   SP has a 50 percent interest in RD-Amross, LLC, a joint venture with NPO Energomash that currently provides the Lox-Kerosene RD-180 booster engine for two Lockheed Martin launch vehicles.  Chemical Systems, a unit of SP, manufactures solid fuel propulsion systems and booster motors for commercial and civil applications and several U.S. military launch vehicles and missiles.

    Pratt & Whitney Power Systems (“PWPS”) supplies industrial power generation and mechanical drive equipment in the 300 kilowatts to 50 megawatts range.  PWPS also provides gas turbines for marine propulsion applications.

    Revenues from Pratt & Whitney's international operations, including U.S. export sales, were 50 percent of total Pratt & Whitney segment revenues in each of 2001 and 2000.  At December 31, 2001, Pratt & Whitney’s business backlog was $11,161 million, including $1,949 million of U.S. Government funded contracts and subcontracts, as compared to $9,866 million and $1,434 million, respectively, at December 31, 2000.  Of the total Pratt & Whitney backlog at December 31, 2001, approximately $4,272 million is expected to be realized as sales in 2002.

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

    Current production programs at Sikorsky include the Black Hawk medium-transport helicopter for the U.S. and foreign governments; the MH-60 Fleet Combat Support helicopter for the U.S. Navy; the International Naval Hawk, a derivative of the U.S. Navy's Seahawk medium-sized helicopter for multiple naval missions; and the S-76 intermediate-sized helicopter for executive transport, offshore oil platform support, search and rescue, emergency medical service and other utility operations.

    Under a multi-year contract with the U.S. Government as amended through December 31, 2001, Sikorsky has delivered 205 of 252 Black Hawk family helicopters as of December 31, 2001.   In 2001, Sikorsky and the U.S. Government signed a three year $220 million research, development and test contract to evaluate the potential for upgrading the U.S. Army fleet of Black Hawks.  In addition, Sikorsky has contracts with foreign government customers for the delivery of 21 helicopters from 2002 through 2004.

    Sikorsky is engaged in development of the S-92 helicopter for the commercial market and an H-92 variant for the military market.  A portion of the development is being carried out by companies in Brazil, the People's Republic of China, Japan, Spain and Taiwan under collaborative arrangements.  Regulatory certification of the S-92 is expected in 2002.  Marketing efforts for the S-92 and H-92 are in progress and several non-binding deposit agreements have been received for S-92 helicopters.  Management cannot predict with certainty whether, when, and in what quantities the S-92 and H-92 will be produced.

    Sikorsky has a 50 percent interest in a joint venture with Boeing for the development of the RAH-66 Comanche light attack and reconnaissance helicopter.  The Sikorsky-Boeing joint venture is performing under a cost reimbursement contract awarded in 1991.  The first two prototype helicopters are undergoing flight testing, and the Sikorsky-Boeing joint venture has entered into a $3.1 billion Engineering and Manufacturing Development program with the U.S. Army to deliver thirteen Comanche helicopters in 2004 and 2005 for test and evaluation purposes.  Under this EMD program, the first U.S. Army Comanche unit is scheduled to be operationally equipped in 2006.  Management cannot predict with certainty whether, when, and in what quantities any additional Comanche helicopters will be produced.

    Hamilton Sundstrand provides aerospace and industrial products and aftermarket services for a diverse group of industries worldwide.  Hamilton Sundstrand's principal aerospace products include aircraft power generation management and distribution systems; environmental, flight, fuel and engine control systems; fuel and special fluid pumps; auxiliary power units; propeller systems; electronic controls and components; and specialized instruments and chemical detection and monitoring equipment.  Hamilton Sundstrand is also the prime contractor for NASA's space suit/life support system and produces environmental control, life support, mechanical systems and thermal control systems for international space programs.  Hamilton Sundstrand's principal industrial products include air compressors, metering devices, fluid handling equipment and enclosed gear drives.

    Hamilton Sundstrand's aerospace businesses serve commercial, military, regional, business and general aviation, as well as space and undersea applications.  Aftermarket services include spare parts, overhaul and repair and engineering and technical support.   Hamilton Sundstrand aerospace products are sold directly to airframe manufacturers, the U.S. Government, aircraft operators and independent distributors.  Hamilton Sundstrand sales of aerospace products to Boeing, Pratt & Whitney and Airbus, collectively, including sales where the U.S. Government was the ultimate customer, were 14 percent of Flight Systems segment sales in 2001.  In 2001, Hamilton Sundstrand acquired Claverham Group Ltd., a U.K.- based supplier of actuation systems for flight control systems.

    Hamilton Sundstrand's industrial products serve industries involved with raw material processing, bulk material handling and construction (including mining; metal and other material processing; hydrocarbon and chemical processing; and water and waste water treatment).  These industrial products are sold directly to end-users, through manufacturer representatives and distributors and through engineering contractors.   Demand for Hamilton Sundstrand's industrial products is tied closely to the level of general economic activity.

    Hamilton Sundstrand has competitors or potential competitors in both its aerospace (as described below) and industrial businesses.  Hamilton Sundstrand believes that its research and development, proprietary technology, and product and service reputations have been significant in maintaining its competitive standing.

    Revenues generated by the Flight Systems segment's international operations, including export sales, were 39 percent and  44 percent of total Flight Systems segment revenues in 2001 and 2000, respectively.  At December 31, 2001, Flight Systems’ business backlog was $4,276 million, including $2,333 million under funded contracts and subcontracts with the U.S. Government, as compared to $4,593 million and $2,532 million, respectively, at December 31, 2000.  Of the total Flight Systems segment backlog at December 31, 2001, approximately $2,791 million is expected to be realized as sales in 2002.

Pratt & Whitney and Flight Systems Aerospace and Defense Products

    The Corporation’s aerospace and defense businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products) and companies that obtain regulatory agency approval to manufacture spare parts.  In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations.  Manufacturers of many aircraft offer their customers a choice of engines at the time of sale of aircraft.  As a result, engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements.   Pratt & Whitney’s major competitors in the sale of engines are General Electric Company and Rolls Royce plc.  The initial selections of engines and other components by manufacturers and purchasers of new aircraft can also have a significant impact on later sales of spare parts and maintenance services.  In addition to the terms and conditions of sale mentioned above, the principal methods of competition in the Pratt & Whitney and Flight Systems segments are price, product performance, service and delivery schedule.  (For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4 and 14 of Notes to Consolidated Financial Statements on pages 17 and 24 of the Corporation's 2001 Annual Report to Shareowners.)

    Other factors that can affect the results of the Corporation’s aerospace and defense businesses include lengthy and costly development cycles and heavy dependence on a small number of products and programs.   Sales of military products are affected by defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations.   Military spare parts sales are affected by policies of the U.S. and other governments of purchasing parts from suppliers other than the original equipment manufacturer.  Pratt & Whitney’s and Flight Systems’ operations can also be affected by a variety of economic and other factors including those described in Management’s Discussion and Analysis of Results of Operations and Financial Position included in the Corporation’s 2001 Annual Report to Shareowners and those described in the Business section of this Form 10-K under the heading “Other Matters Relating to the Corporation’s Business as a Whole”.

    Significant elements of Pratt & Whitney's and Flight Systems’ business, such as spare parts sales for engines and aircraft in service, have short lead times.  Therefore, backlog information may not be indicative of future demand.  Also, since a substantial portion of the backlog for commercial customers is scheduled for delivery beyond 2002, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled.

Other

    UTC Fuel Cells, LLC (“UTC Fuel Cells”) is a world leader in fuel cell production and development for commercial, transportation, residential and space applications.  UTC Fuel Cells is the sole supplier of fuel cells for U.S. space missions and also offers a commercially available fuel cell power plant, known as the PC25™.  Over 245 PC25 units have been delivered around the world.  Fuel cell power plants using proton exchange membrane technology ("PEM") are currently in development for transportation, commercial stationary, and residential applications.  UTC Fuel Cells is working with automakers and bus manufacturers, as well as the U.S. Department of Energy, on development and demonstration programs for automobiles.  In 2001, UTC Fuel Cells and Shell Hydrogen US formed a joint venture to develop, manufacture and sell fuel processors and hydrogen generation systems.

    Although fuel cells are believed to be superior to conventional power generators in terms of efficiency and environmental characteristics, current production rates remain low across the industry.  Continued technology advancement and wider market acceptance are required to reduce the production cost of fuel cell components and power plants.  There is still significant uncertainty as to whether and when commercially viable PEM fuel cells will be produced.   UTC Fuel Cells continues to seek strategic partners to develop sources of supply, as well as marketing and distribution channels.  Toshiba Corporation owns a 10 percent equity interest in UTC Fuel Cells.

    The results of UTC Fuel Cells are included in the “Eliminations and other” category in the segment financial data in Note 15 of Notes to Consolidated Financial Statements on pages 24 to 25 of the Corporation’s 2001 Annual Report to Shareowners.

    Other Matters Relating to the Corporation's Business as a Whole

Research and Development

    Since changes in technology can have a significant impact on the Corporation’s operations and competitive position, the Corporation spends substantial amounts of its own funds on research and development.   Such expenditures, which are charged to expense as incurred, were $1,254 million or 4.6 percent of total sales in 2001, as compared with $1,302 million or 5.0 percent of total sales in 2000 and $1,292 million or 5.4 percent of total sales in 1999.  The Corporation also performs research and development work under contracts funded by the U.S. Government and other customers.  Such contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Flight Systems segment, amounted to $845 million in 2001, as compared with $866 million in 2000 and $963 million in 1999.

Contracts, Other Risk Factors, Environmental and Other Matters

    U.S. Government contracts are subject to termination at the convenience of the U.S. Government, in which event the Corporation normally would be entitled to reimbursement for its allowable costs incurred plus a reasonable profit.  Most of the Corporation's sales are made under fixed-price type contracts; approximately $1.1 billion of the Corporation's total sales for 2001 were made under cost-reimbursement type contracts.

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

    The Corporation is now, and believes that in light of the current government contracting environment it will be, the subject of one or more government investigations.  See Item 3 - Legal Proceedings on page 8 of this Form 10-K and Note 14 of Notes to Consolidated Financial Statements on page 24 of the Corporation’s 2001 Annual Report to Shareowners for further discussion.  If the Corporation or one of its business units were charged with wrongdoing as a result of any of these investigations, it could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings.  If convicted or found liable, the Corporation could be fined and debarred from new government contracting for a period generally not to exceed three years.  Any contracts found to be tainted by fraud could be voided by the Government.

    The Corporation conducts its businesses through subsidiaries and affiliates worldwide, some of which have significant minority interests.  Changes in legislation or government policies can have an impact on the Corporation’s worldwide operations.  For example, governmental regulation of refrigerants is important to Carrier’s businesses, while government safety regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact the Corporation’s aerospace and defense businesses.  The Corporation’s international operations are also subject to changes in local government regulations and policies, including those related to investments, exchange controls and repatriation of earnings.  Some foreign customers in the Corporation’s aerospace and defense businesses may require counter-purchase or offset arrangements as a condition to a sale, such as requiring the Corporation to purchase supplies in the customer’s country or to participate in manufacturing and financial support projects.

    The Corporation's operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations.  The Corporation has incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment.  The Corporation does not anticipate that compliance with current provisions relating to the protection of the environment or that any payments it may be required to make for these cleanup liabilities will have a material adverse effect upon its cash flows, competitive position, financial position or results of operations.  (Environmental matters are further addressed in Management's Discussion and Analysis of Results of Operations and Financial Position on page 8 and Notes 1 and 14 of Notes to Consolidated Financial Statements on pages 16 and 24 of the Corporation's 2001 Annual Report to Shareowners.)

    Most of the laws governing environmental matters include criminal provisions.  If the Corporation were convicted of a violation of the federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation would be ineligible to be used in performing any U.S. Government contract awarded to the Corporation until the Environmental Protection Agency certifies that the condition giving rise to the violation has been corrected.

    While the Corporation's patents, trademarks, licenses and franchises are cumulatively important to its business, the Corporation does not believe that the loss of any one or group of related patents, trademarks, licenses or franchises would have a material adverse effect on the overall business of the Corporation or on any of its operating segments.

    Like other users in the U.S., the Corporation is largely dependent upon foreign sources for certain of its raw materials requirements such as cobalt (Africa), tantalum (Australia and Chile) and chromium (Africa, Eastern and Central Europe and the countries of the former Soviet Union).  To alleviate this dependence and accompanying risk, the Corporation has a number of on-going programs which include the development of new suppliers; the increased use of more readily available materials through material substitutions and the development of new alloys; and the conservation of materials through scrap reclamation and new manufacturing processes such as net shape forging.

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

    For a discussion of other risks to which the Corporation’s financial position, results of operations or cash flows may be subject, including the risks of the Corporation’s international operations, see the Business Section of this Form 10-K under the heading Description of Business by Segment and Management’s Discussion and Analysis of Results of Operations and Financial Position appearing on pages 1 through 9 of the Corporation’s 2001 Annual Report to Shareowners.

Cautionary Note Concerning Factors That May Affect Future Results

    This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws.  From time to time, oral or written forward-looking statements may also be included in other materials released to the public.   These forward-looking statements are intended to provide Management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid.  Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate” and other words of similar meaning in connection with a discussion of future operating or financial performance.  These include, among others, statements relating to:

  Future earnings and other measurements of financial performance
  Future cash flow and uses of cash
  The effect of economic downturns or growth in particular regions
  The effect of changes in the level of activity in particular industries or markets
  The scope, nature or impact of acquisition activity and integration into the Corporation’s businesses
  Product developments and new business opportunities
  Restructuring costs and savings
  The outcome of contingencies
  The transition to the use of the euro as a currency.

    All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  This Annual Report on Form 10-K for 2001 includes important information as to risk factors in the “Business” section under the headings “Description of Business by Segment” and “Other Matters Relating to the Corporation's Business as a Whole” and in the “Legal Proceedings” section.   Additional important information as to risk factors is included in the Corporation's 2001 Annual Report to Shareowners in the section titled “Management's Discussion and Analysis of Results of Operations and Financial Position”, which is incorporated by reference in this Form 10-K.  For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

Employees

    At December 31, 2001, the Corporation's total employment was approximately 152,000.  For discussion of the effects of the Corporation's restructuring actions on employment, see Management's Discussion and Analysis of Results of Operations and Financial Position on page 4 and Note 11 of Notes to Consolidated Financial Statements on pages 22 to 23 of the Corporation's 2001 Annual Report to Shareowners.

Item 2. Properties

    The Corporation's fixed assets as of December 31, 2001 include the plants and warehouses described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations.  The plants, warehouses, machinery and equipment in use as of December 31, 2001 are in good operating condition, are well maintained, and substantially all are in regular use.

    The following square footage numbers are approximations.  At December 31, 2001, the Corporation operated (a) plants in the U.S. which had 29.2 million square feet, of which 3.5 million square feet were leased; (b) plants outside the U.S. which had 20.0 million square feet, of which 2.3 million square feet were leased; (c) warehouses in the U.S. which had 10.6 million square feet, of which 6.9 million square feet were leased; and (d) warehouses outside the U.S. which had 5.9 million square feet, of which 3.7 million square feet were leased.

    For discussion of the effect of the Corporation's restructuring actions on production facilities, see Management's Discussion and Analysis of Results of Operations and Financial Position on page 4 and Note 11 of Notes to the Consolidated Financial Statements on pages 22 to 23 of the Corporation's 2001 Annual Report to Shareowners.

    Management believes that the fixed assets capitalized and the facilities in operation at December 31, 2001 for the production of the Corporation's products are suitable and adequate for the business conducted therein in the current business environment, are being appropriately utilized consistent with experience and have sufficient production capacity for their present intended purposes.   Utilization of the facilities varies based on demand for the products.  The Corporation continuously reviews its anticipated requirements for facilities and, based on that review, may from time to time acquire additional facilities or dispose of existing facilities.

Item 3. Legal Proceedings

    As previously reported, the Department of Defense and the Corporation are litigating whether Pratt & Whitney's accounting practices  for certain engine parts are acceptable.  The litigation, filed with the Armed Services Board of Contract Appeals (“ASBCA”), No. 47416 et al., relates to the accounting for engine parts produced by foreign companies under commercial engine collaboration programs from 1984 through 1995.  In December 1996 the Government claimed damages of $157.6 million, plus $102.7 million in interest through 1996.  Pratt & Whitney believes its accounting practices are proper and has not modified them.  On July 31, 2001, the ASBCA issued a decision in favor of the Corporation.  The Department of Defense appealed this decision to the Court of Appeals for the Federal Circuit on November 29, 2001.  Should the Government ultimately prevail on liability, damages could be larger than initially claimed because the Government may amend its claim to include the period after 1995 and interest continues to accrue on the claim asserted in 1996.

    As previously reported, the Corporation has been served with two qui tam complaints under the civil False Claims Act in United States District Court for the District of Connecticut: U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No. 394CV00963 (filed July 1997, and involving allegations of improper accounting for fixed assets) and U.S. ex rel. Capella v. UTC and Norden Systems Inc., No. 394CV02063 (filed December 1994, and involving allegations of improper accounting for insurance costs).  The civil False Claims Act provides for penalties in a civil case of up to $10,000 per false claim submitted.  The number of false claims implicated by the foregoing qui tam complaints cannot currently be ascertained; however, if determined adversely to the Corporation, the number could result in significant penalties.  The qui tam relator in each case has claimed unspecified damages (trebled) and penalties, and the Department of Justice in each case has declined to take over the litigation.  In August 2000, the court dismissed portions of the complaints.  In August 2001, the court dismissed additional claims in the Drake case.

    In March 1999, the Department of Justice filed a civil False Claims Act complaint against the Corporation in United States District Court for the Southern District of Ohio (Western Division), No. C-3-99-093.  This lawsuit is related to the “Fighter Engine Competition” between Pratt & Whitney's F100 engine and GE's F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive.  The Government alleges that Pratt & Whitney inflated its estimated costs for purchased parts and withheld data that would have revealed the overstatements.  The Government seeks damages of at least $95 million (some portion of which would be trebled plus penalties of up to $10,000 per claim submitted).

    The Corporation does not believe that resolution of any of the foregoing or any other legal matters will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flows, or financial position.  A further discussion of government contracts and related investigations, as well as a discussion of the Corporation’s environmental liabilities, can be found under the heading “Other Matters Relating to the Corporation’s Business as a Whole – Contracts, Other Risk Factors, Environmental and Other Matters” in Item 1 – Business on page 6 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2001.

-----     Executive Officers of the Registrant

    The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/97	Age 2/1/02

Dean C. Borgman	President, Sikorsky Aircraft (since 1998)	Senior Vice President, The Boeing Company; President, McDonnell Douglas Helicopter Company	60

Ari Bousbib	Executive Vice President and Chief Operating Officer, Otis (since January 2001)	Vice President, Corporate Strategy and Development; Vice President, Strategic Planning, United Technologies Corporation; Managing Director, The Strategic Partners Group	40

Kent L. Brittan	Vice President, Supply Management (since 1997)	Vice President-Finance, Otis Elevator	59

William L. Bucknall, Jr.	Senior Vice President, Human Resources and Organization (since 1992)	-------	59

John F. Cassidy, Jr.	Senior Vice President – Science and Technology (since 1998) and Vice President, United Technologies Research Center	Vice President, United Technologies Research Center	58

Louis Chenevert	President, Pratt & Whitney (since 1999)	Executive Vice President-Operations, Pratt & Whitney	44

Geraud Darnis	President, Carrier Corporation (since October 2001)	President, UT Power Solutions; President, Carrier Asia Pacific Operations; President, Carrier Europe-Middle East-Africa	42

George David	Chairman (since 1997) and Chief Executive Officer (since 1994)	President (1992-1999)	59

John J. Doucette	Vice President, E-Business and Chief Information Officer (since 2000)	Vice President & Chief Information Officer, Otis; Vice President & Chief Information Officer, GE Lighting; Chief Information Officer, GE Silicones	42

Name	Title	Other Business Experience Since 1/1/97	Age 2/1/02

John E. Evard, Jr.	Vice President, Taxes (since August 2000)	Senior Vice President, Corporate Development & General Tax Counsel, Senior Vice President & General Tax Counsel, CNH Global N.V.; Vice President & General Tax Counsel, Case Corporation	55

David J. FitzPatrick	Senior Vice President and Chief Financial Officer (since 1998)	Senior Vice President, Chief Financial Officer and Treasurer, United Technologies Corporation (2000-2001); Vice President and Controller, Eastman Kodak Co.	47

Ruth R. Harkin	Senior Vice President, International Affairs and Government Relations, United Technologies Corporation and Chair, United Technologies International (since 1997)	President and Chief Executive Officer, Overseas Private Investment Corporation	57

Karl J. Krapek	President and Chief Operating Officer (from 1999 until his retirement effective January 30, 2002)	Executive Vice President, United Technologies Corporation (1997-1999) and President, Pratt & Whitney (1992-1999)	53

Robert F. Leduc	Executive Vice President and Chief Operating Officer, Pratt & Whitney (since 2000) and President, Large Commercial Engines (since 2001)	Executive Vice President, Pratt & Whitney	45

Ronald F. McKenna	President, Hamilton Sundstrand Corporation (since 1999)	Executive Vice President, Sundstrand Corporation and Chief Operating Officer, Sundstrand Aerospace	61

David G. Nord	Vice President, Controller (since 2000)	Acting Controller; Assistant Controller, Financial Reporting and Accounting, United Technologies Corporation	44

Stephen F. Page	Executive Vice President, United Technologies Corporation and President and Chief Executive Officer, Otis (since 1997)	Executive Vice President and Chief Financial Officer, United Technologies Corporation	62

Thomas I. Rogan	Vice President, Treasurer (since October 2001)	Vice President-Finance, Hamilton Sundstrand	49

William H. Trachsel	Senior Vice President, General Counsel and Secretary (since 1998)	Vice President, Secretary and Deputy General Counsel	58

    All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    See Comparative Stock Data appearing on page 26 of the Corporation's 2001 Annual Report to Shareowners containing the following data relating to the Corporation's Common Stock:  principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends.

Item 6. Selected Financial Data

    See the Five Year Summary appearing inside the front cover of the Corporation's 2001 Annual Report to Shareowners containing the following data: revenues, net income, basic and diluted earnings per share, cash dividends per common share, total assets and long-term debt.  See Notes to Consolidated Financial Statements appearing on pages 15 to 26 of the Corporation's 2001 Annual Report to Shareowners for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in such Five Year Summary.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position

    See Management's Discussion and Analysis of Results of Operations and Financial Position appearing on pages 1 through 9 of the Corporation's 2001 Annual Report to Shareowners.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    For information concerning market risk sensitive instruments, see discussion under the headings “Market Risk and Risk Management” in Management’s Discussion and Analysis of Results of Operations and Financial Position on page 7 of the Corporation’s Annual Report to Shareowners and “Hedging Activity” in Note 1, “Summary of Accounting Principles”, Note 12, “Foreign Exchange” and Note 13, “Financial Instruments” of Notes to Consolidated Financial Statements on pages 16 and 23 to 24 of the Corporation's 2001 Annual Report to Shareowners.

Item 8. Financial Statements and Supplementary Data

    The 2001 and 2000 Consolidated Balance Sheet, and other financial statements for the years 2001, 2000, and 1999, together with the report thereon of PricewaterhouseCoopers LLP dated January 17, 2002, appearing on pages 10 through 26 in the Corporation's 2001 Annual Report to Shareowners are incorporated by reference in this Form 10-K.  The 2001 and 2000 Selected Quarterly Financial Data appearing on page 26 in the Corporation's 2001 Annual Report to Shareowners are incorporated by reference in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 10.  Directors and Executive Officers of the Registrant

    The information required by Item 10 with respect to directors is incorporated herein by reference to the section of the Corporation's Proxy Statement for the 2002 Annual Meeting of Shareowners entitled “General Information Concerning the Board of Directors—Nominees.”  Information regarding executive officers is contained in Part I of this Form 10-K under the heading “--Executive Officers of the Registrant.”  Information concerning Section 16(a) compliance is contained in the section of the Corporation's Proxy Statement for the 2002 Annual Meeting of Shareowners entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

    The information required by Item 11 is incorporated herein by reference to the sections of the Corporation's Proxy Statement for the 2002 Annual Meeting of Shareowners entitled “Report of the Committee on Compensation and Executive Development” and “Compensation of Named Executive Officers.”  Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 12 is incorporated herein by reference to the section of the Corporation's Proxy Statement for the 2002 Annual Meeting of Shareowners entitled “Security Ownership of Directors and Executive Officers.”

Item 13.  Certain Relationships and Related Transactions

    The information required by Item 13 is incorporated herein by reference to the section of the Corporation's Proxy Statement for the 2002 Annual Meeting of Shareowners entitled “Certain Business Relationships.”

Item 14.  Exhibits, Financial Statement Schedules, and reports of Form 8-K Transactions

(a)	Financial Statements, Financial Statement Schedules and Exhibits

	(1)	Financial Statements (incorporated by reference from the 2001 Annual Report to Shareowners):		Page Number in Annual Report
		Report of Independent Accountants		10
		Consolidated Statement of Operations for the three years ended December 31, 2001		11
		Consolidated Balance Sheet—December 31, 2001 and 2000		12
		Consolidated Statement of Cash Flows for the three years ended December 31, 2001		13
		Notes to Consolidated Financial Statements		15-26
		Selected Quarterly Financial Data (Unaudited)		26

	(2)	Financial Statement Schedule for the three years ended December 31, 2001:		Page Number in Form 10-K
		Report of Independent Accountants on Financial Statement Schedule		S-I
		Schedule II Valuation and Qualifying Accounts		S-II
		Consent of Independent Accountants		F-I
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

	(3)	Exhibits:
The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number
		3(i)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(i) to the Corporation’s Quarterly Report on Form 10-Q (Commission File number 1-812) for quarterly period ended June 30, 2000.
		3(ii)	Bylaws as amended and restated effective March 21, 2001, incorporated by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q (Commission file number 1-812) for quarterly period ended March 31, 2001.
- 12 -

		4(a)	Amended and Restated Indenture, dated as of May 1, 2001, between the Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(a) to the Corporation’s Registration Statement on Form S-3, File No. 333-60276, filed with the SEC on May 4, 2001). The Corporation hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries and any unconsolidated subsidiaries.
		10.1	United Technologies Corporation 1979 Long Term Incentive Plan, incorporated by reference to Exhibit 10(i) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
		10.2	United Technologies Corporation Annual Executive Incentive Compensation Plan, as amended.*
		10.3	United Technologies Corporation Disability Insurance Benefits for Executive Control Group, incorporated by reference to Exhibit 10 (iii) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
		10.4	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
		10.5	United Technologies Corporation Pension Preservation Plan, incorporated by reference to Exhibit 10(v) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
		10.6	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
		10.7	United Technologies Corporation Deferred Compensation Plan, as amended.*
		10.8	Otis Elevator Company Incentive Compensation Plan, incorporated by reference to Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
		10.9	United Technologies Corporation Directors Retirement Plan, as amended.*
		10.10	United Technologies Corporation Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(x) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
		10.11	United Technologies Corporation Long Term Incentive Plan, as amended.*
		10.12	United Technologies Corporation Executive Disability, Income Protection and Standard Separation Agreement Plan, incorporated by reference to Exhibit 10(xii) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
		10.13	United Technologies Corporation Directors' Restricted Stock/Unit Program, incorporated by reference to Exhibit 10(xiii) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
		10.14	United Technologies Corporation Board of Directors Deferred Stock Unit Plan*, and Amendment 1 thereto (incorporated by reference to Exhibit (10)(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000).
- 13 -
		10.15	United Technologies Corporation Pension Replacement Plan, incorporated by reference to Exhibit 10(xv) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1993.
		10.16	United Technologies Corporation Special Retention and Stock Appreciation Program, incorporated by reference to Exhibit 10(xvi) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended September 30, 1995.
		10.17	United Technologies Corporation Nonemployee Director Stock Option Plan*, Amendment 1 thereto (incorporated by reference to Exhibit (10)(iii)(A)(2) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000), Amendment 2 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission File number 1-812) for quarterly period ended June 30, 2001) and Amendment 3 thereto**.
		11	Statement Re: Computation of Per Share Earnings.**
		12	Statements Re: Computation of Ratios.**
		13	Annual Report to Shareowners for year ended December 31, 2001 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareowners is provided solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this Form 10-K).**
		21	Subsidiaries of the Registrant.**
		23	Consent of PricewaterhouseCoopers LLP, included as page F-I of this Form 10-K.
		24	Powers of Attorney of Antonia Handler Chayes, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Frank P. Popoff, H. Patrick Swygert, Andre Villeneuve, H. A. Wagner and Sanford I. Weill.**

Notes to Exhibits List:
		*	Incorporated by reference to Exhibit of the same number to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995.
		**	Submitted electronically herewith.

Exhibits 10.1 through 10.17 are contracts or compensatory plans required to be filed as exhibits pursuant to Item 14(c) of the requirements for Form 10-K reports.
(b)	No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By /s/ David J. FitzPatrick
David J. FitzPatrick
Date: February 11, 2002	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature

Title

Date

/s/ George David George David	Chairman, Director and Chief Executive Officer	February 11, 2002

/s/ David J. FitzPatrick David J. FitzPatrick	Senior Vice President and Chief Financial Officer	February 11, 2002

/s/ David G. Nord David G. Nord	Vice President, Controller	February 11, 2002

ANTONIA HANDLER CHAYES* (Antonia Handler Chayes)	Director )

JEAN-PIERRE GARNIER* (Jean-Pierre Garnier)	Director )
*By: /s/ William H. Trachsel
JAMIE S. GORELICK* (Jamie S. Gorelick)	Director )	William H. Trachsel Attorney-in-Fact
Date: February 11, 2002
CHARLES R. LEE* (Charles R. Lee)	Director )

RICHARD D. MCCORMICK* (Richard D. McCormick)	Director )

FRANK P. POPOFF* (Frank P. Popoff)	Director )

H. PATRICK SWYGERT* (H. Patrick Swygert)	Director )

ANDRE VILLENEUVE* Andre Villeneuve	Director )

H. A. WAGNER* H. A. Wagner	Director )

SANFORD I. WEILL* (Sanford I. Weill)	Director )

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
     of United Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated  January 17, 2002, appearing in the 2001 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K.  In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/	PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Hartford, Connecticut January 17, 2002

    S-I

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
Three Years Ended December 31, 2001
(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:

Balance December 31, 1998	$395
Provision charged to income	46
Doubtful accounts written off (net)	(14)
Other adjustments	56

Balance December 31, 1999	483
Provision charged to income	41
Doubtful accounts written off (net)	(27)
Other adjustments	(6)

Balance December 31, 2000	491
Provision charged to income	93
Doubtful accounts written off (net)	(59)
Other adjustments	(33)

Balance December 31, 2001	$492
=====

Future Income Tax Benefits - Valuation allowance:

Balance December 31, 1998	$219
Additions charged to income tax expense	70
Reductions credited to income tax expense	(56)

Balance December 31, 1999	233
Additions charged to income tax expense	24
Reductions credited to income tax expense	(49)

Balance December 31, 2000	208
Additions charged to income tax expense	66
Reductions credited to income tax expense	(94)

Balance December 31, 2001	$180
=====

S-II

CONSENT OF INDEPENDENT ACCOUNTANTS

            We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-60276 and 333-51830), in the Registration Statement on Form S-4 (No. 333-77991) as amended by Post-Effective Amendment No. 1 on Form S-8 (No. 333-77991-01), and in the Registration Statements on Form S-8 (Nos. 333-21853, 333-18743, 333-21851, 33-57769, 33-45440, 33-11255, 33-26580, 33-26627, 33-28974, 33-51385, 33-58937, 2-87322, 333-77817 and 333-82911) of United Technologies Corporation of our report dated January 17, 2002 relating to the financial statements, which appears in the 2001 Annual Report to Shareowners, which is incorporated by reference in this Annual Report on Form 10-K.   We also consent to the incorporation by reference of our report dated January 17, 2002 on the Financial Statement Schedule, which appears on page S-I of this Form 10-K.

/s/	PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Hartford, Connecticut February 11, 2002

F-I