Form 10-Q
period 2002-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2002-04-23
CIK 101829

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

At March 31, 2002 there were 472,859,118 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2002

"Corporation," unless the context otherwise requires, means United Technologies Corporation or UTC and its subsidiaries.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part I – Financial Information

Item 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

In Millions (except per share amounts)	Quarter Ended March 31,
	2002	2001
Revenues:
Product sales	$4,700	$4,988
Service sales	1,621	1,609
Financing revenues and other income, net	53	74
	6,374	6,671
Costs and expenses:
Cost of products sold	3,420	3,794
Cost of services sold	1,065	1,018
Research and development	338	297
Selling, general and administrative	754	785
Interest	99	107
	5,676	6,001

Income before income taxes and minority interests	698	670
Income taxes	198	204
Minority interests	33	26
Net income	$467	$440

Earnings per share of Common Stock:
Basic	$.97	$.92
Diluted	$.92	$.86

Dividends per share of Common Stock	$.245	$.225

Average number of shares outstanding:
Basic	473	471
Diluted	507	508

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

In Millions	March 31, 2002 (Unaudited)	December 31, 2001

Assets

Cash and cash equivalents	$1,337	$1,558
Accounts receivable, net	4,227	4,093
Inventories and contracts in progress, net	4,143	3,973
Future income tax benefits	1,348	1,378
Other current assets	304	261
Total Current Assets	11,359	11,263
Fixed assets	10,501	10,405
Less: Accumulated depreciation	(5,965)	(5,856)
	4,536	4,549
Goodwill	6,810	6,802
Other assets	4,302	4,355

Total Assets	$27,007	$26,969

Liabilities and Shareowners' Equity

Short-term borrowings	$432	$588
Accounts payable	2,232	2,156
Accrued liabilities	5,605	5,493
Long-term debt currently due	41	134
Total Current Liabilities	8,310	8,371

Long-term debt	4,144	4,237
Future pension and postretirement benefit obligations	2,709	2,703
Other long-term liabilities	2,770	2,860

Series A ESOP Convertible Preferred Stock	735	743
ESOP deferred compensation	(307)	(314)
	428	429
Shareowners' Equity:
Common Stock	5,196	5,090
Treasury Stock	(4,502)	(4,404)
Retained earnings	9,471	9,149
Accumulated other non-shareowners' changes in equity	(1,519)	(1,466)
	8,646	8,369
Total Liabilities and Shareowners' Equity	$27,007	$26,969

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
In Millions	Quarter Ended March 31,

	2002	2001
Operating Activities:
Net income	$467	$440
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	175	222
Deferred income tax provision	74	32
Change in:
Accounts receivable	(171)	(20)
Inventories and contracts in progress	(153)	(241)
Accounts payable and accrued liabilities	180	256
Other current assets	(49)	(29)
Other, net	50	(27)
Net cash flows provided by operating activities	573	633

Investing Activities:
Capital expenditures	(156)	(207)
Investments in businesses	(118)	(173)
Dispositions of businesses	-	8
Decrease (increase) in customer financing assets, net	1	(52)
Other, net	5	(3)
Net cash flows used in investing activities	(268)	(427)

Financing Activities:
Issuance of long-term debt	-	500
Repayment of long-term debt	(185)	(105)
Decrease in short-term borrowings, net	(139)	(332)
Common Stock issued under employee stock plans	107	133
Dividends paid on Common Stock	(116)	(106)
Repurchase of Common Stock	(100)	(200)
Other, net	(79)	(51)
Net cash flows used in financing activities	(512)	(161)

Effect of foreign exchange rate changes on Cash and cash equivalents	(14)	(13)
Net (decrease) increase in Cash and cash equivalents	(221)	32

Cash and cash equivalents, beginning of year	1,558	748
Cash and cash equivalents, end of period	$1,337	$780

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The Condensed Consolidated Financial Statements at March 31, 2002 and for the quarters ended March 31, 2002 and 2001 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.  The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2001.

Derivative Instruments and Hedging Activities

      The Corporation uses derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures.  Derivative instruments are viewed as risk management tools by the Corporation and are not used for trading or speculative purposes.  The Corporation enters into derivative and other financial instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties.  The Corporation limits counterparty exposure and concentration of risk by diversifying its counterparties.  The Corporation does not anticipate nonperformance by any of these counterparties.

      Foreign currency exposures that cannot be naturally offset within an operating unit to an insignificant amount are hedged with foreign currency derivatives.  These derivatives include forward contracts and swaps that cover exposures arising from remeasurement of foreign-currency-denominated receivables, payables and borrowings.  The Corporation also uses forward contracts, in limited circumstances, to hedge a portion of its forecasted purchases of raw materials.  In addition, a portion of the Corporation's fixed-rate long-term debt portfolio is hedged with fixed for floating interest rate swaps.

      Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract.  Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

Quarterly Activity

      At March 31, 2002 and 2001, the fair value of derivatives held by the Corporation, including those embedded in other contracts, was a net liability of $44 million and $53 million, respectively.  The non-shareowner changes in equity associated with hedging activity during the quarters ended March 31, 2002 and 2001 were as follows:

In Millions, net of tax	2002	2001

Balance at January 1	$(23)	$-
Cash flow hedging loss, net	(11)	(37)
Net loss reclassified to sales or cost of products sold	16	8
Balance at March 31	$(18)	$(29)

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Of the amount recorded in shareowners' equity, an $18 million pre-tax loss is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months.  Gains and losses recognized in earnings related to discontinuance of cash flow hedges and ineffectiveness of cash flow hedges during the quarter ended March 31, 2002 were immaterial.  All open derivative contracts mature by December 2005.

Non-Shareowners' Changes in Equity

    Non-shareowners' changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners.  A summary of the non-shareowners' changes in equity is provided below.

	Quarter Ended March 31,
In Millions
	2002	2001

Net income	$467	$440
Foreign currency translation, net	(56)	(111)
Unrealized holding (loss) on marketable equity securities, net	(2)	(16)
Cash flow hedging gain (loss), net	5	(29)
	$414	$284

Inventories and Contracts in Progress

In Millions	March 31, 2002	December 31, 2001

Inventories consist of the following:
Raw material	$778	$728
Work-in-process	1,195	1,208
Finished goods	2,348	2,176
Contracts in progress	2,098	2,106
	6,419	6,218
Less:
Progress payments, secured by lien, on U.S. Government contracts	(170)	(146)
Billings on contracts in progress	(2,106)	(2,099)
	$4,143	$3,973

Investments in Businesses

    During the first quarter of 2002, the Corporation invested $138 million, including $20 million of debt assumed, in the acquisition of businesses.  Those investments consisted primarily of aerospace industry acquisitions at Pratt & Whitney.  The assets and liabilities of the acquired businesses accounted for under the purchase method were recorded at their fair values at the dates of acquisition.  The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill.  The cost of acquisitions, including finalization of restructuring plans and allocations of cost may require adjustment based upon information that may come to the attention of the Corporation which is not currently available.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The results of operations of acquired businesses have been included in the Condensed Consolidated Statement of Operations beginning on the effective date of each acquisition.  The proforma results, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

   Effective July 1, 2001, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141").  The provisions of SFAS 141 apply to business combinations completed after June 30, 2001 and require that the purchase method of accounting be used to account for such transactions and set forth the accounting and initial recognition of acquired intangible assets and goodwill.

Goodwill and Other Intangible Assets

    Effective July 1, 2001, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") applicable to business combinations completed after June 30, 2001.  Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001 became effective and were adopted by the Corporation.  Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization.  All other intangible assets are amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard.  This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. Transitional goodwill impairment testing is to be completed within the first six months of adoption.  As of March 31, 2002, the Corporation has recognized no impairment of goodwill. There can be no assurance that future goodwill impairments will not occur.

    Net income, basic and diluted earnings per share for the quarter ended March 31, 2001, adjusted to exclude amounts no longer being amortized are as follows:

	Quarter Ended
	March 31,
In Millions (except per share amounts)	2002	2001

Reported Net income	$467	$440
Adjustments: Goodwill amortization	-	56
Income taxes	-	(4)
Adjusted Net income	$467	$492

Basic earnings per share:
Reported	$0.97	$0.92
Adjusted	-	1.03

Diluted earnings per share:
Reported	$0.92	$0.86
Adjusted	-	0.96

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

        The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by segment are as follows:

In Millions	Otis	Carrier	Pratt & Whitney	Flight Systems	Total Segments	Eliminations and Other	Total

Balance as of January 1, 2002	$727	$2,012	$367	$3,696	$6,802	$-	$6,802
Goodwill resulting from business combinations completed or finalized	6	7	75	(46)	42	-	42
Foreign currency translation and other	(9)	(17)	-	(4)	(30)	(4)	(34)
Balance as of March 31, 2002	$724	$2,002	$442	$3,646	$6,814	$(4)	$6,810

    The increase in goodwill during the quarter ended March 31, 2002 results from business combinations completed or finalized in the period.  The decline in goodwill at Flight Systems for the three-month period is largely related to finalization of purchase accounting for Hamilton Sundstrand's acquisition of Claverham Group, LTD.

    Identifiable intangible assets as of March 31, 2002 are recorded in Other assets in the Condensed Consolidated Balance Sheet and are comprised of:

In Millions	Gross Amount	Accumulated Amortization

Amortized intangible assets
Purchased service contracts	$537	$(159)
Patents and trademarks	135	(19)
Other, principally customer relationships	65	(8)
	$737	$(186)

      Amortization of intangible assets for the three months ended March 31, 2002 was $10 million.  Amortization expense of these intangible assets for 2002 to 2006 is estimated to be approximately $40 million per year.

Restructuring

    During the first quarter of 2002, the Corporation recorded pre-tax restructuring and related charges totaling $102 million, primarily in the Carrier segment, related to ongoing cost reduction efforts. These efforts focus principally on the consolidation of manufacturing, sales and service facilities.

    The charges include accruals of $42 million for severance and related employee termination costs, $38 million for asset write-downs, largely related to the disposal of manufacturing assets and facilities that are no longer to be utilized,  and $12 million for facility exit and lease termination costs.  Related charges associated with restructuring actions totaling $10 million were also recorded in the quarter, primarily in the Carrier segment. The charges during the quarter include approximately $85 million recorded in cost of sales, $15 million in selling, general and administrative expenses, and $2 million in financing revenues and other income, net.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The first quarter 2002 actions are expected to result in net workforce reductions of approximately 1,600 salaried and hourly employees, the elimination of approximately 1.2 million square feet of facilities and the disposal of assets associated with exited facilities. Workforce reductions of approximately 200 employees were completed during the quarter ended March 31, 2002.  The balance of the workforce and facility related cost reduction actions are expected to be completed by early 2003.

    During the second half of 2001, the Corporation recorded pre-tax charges totaling $348 million associated with ongoing cost reduction efforts and to address challenging market conditions in the commercial airline industry.  Those programs are expected to result in net workforce reductions of approximately 8,700 salaried and hourly employees, the elimination of approximately 2.3 million square feet of facilities and the disposal of assets associated with exited facilities.  As of March 31, 2002, reductions of approximately 2,500 employees and approximately 1.5 million square feet remain under the programs.  The programs are expected to be completed in 2002.

    As of March 31, 2002, approximately $167 million of severance and related cost and $26 million of facility exit and lease termination accruals remain under these programs.

Contingent Liabilities

    There has been no significant change in the Corporation's material contingencies during 2002. Summarized below, however, are the matters previously described in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in Form 10-K for calendar year 2001.

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

              The Corporation has had insurance in force over its history with a number of insurance companies and has pursued litigation seeking indemnity and defense under these insurance policies in relation to its environmental liabilities.  In January 2002, the Corporation settled the last of these lawsuits under an agreement providing for the Corporation to receive payments totaling approximately $100 million over two years.  This settlement was recorded as a reduction to cost of sales in the first quarter of 2002.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

U.S. Government

    The Corporation is now, and believes that in light of the current government contracting environment it will be the subject of one or more government investigations.  If the Corporation or one of its business units were charged with wrongdoing as a result of any of these investigations, they could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings.  If convicted or found liable, the Corporation could be fined and debarred from new government contracting for a period generally not to exceed three years.  Any contracts found to be tainted by fraud could be voided by the Government.

        The Corporation's contracts with the U.S. Government are also subject to audits.  Like many defense contractors, the Corporation has received audit reports which recommend that certain contract prices should be reduced to comply with various government regulations.  Some of these audit reports involve substantial amounts.  The Corporation has made voluntary refunds in those cases it believes appropriate.  In addition, the Corporation accrues for liabilities associated with these matters that are probable and can be reasonably estimated.

Other

    The Corporation extends performance and operating cost guarantees beyond its normal warranty and service policies for extended periods on some of its products, particularly commercial aircraft engines.  Liability under such guarantees is contingent upon future product performance and durability.  In addition, the Corporation incurs discretionary costs to service its products in connection with product performance issues.  The Corporation has accrued its estimated liability that may result under these guarantees and for service costs which are probable and can be reasonably estimated.

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Earnings Per Share

	Quarter Ended March 31,
In Millions (except per share amounts)	2002	2001

Net income	$467	$440
Less: ESOP Stock Dividends	(8)	(8)
Basic earnings	459	432
ESOP Stock adjustment	7	7
Diluted earnings	$466	$439

Average shares:
Basic	473	471
Stock awards	8	11
ESOP Stock	26	26
Diluted	507	508

Earnings per share of Common Stock:
Basic	$.97	$.92
Diluted	$.92	$.86

Segment Financial Data

    The Corporation's operations are classified into four principal segments: Otis, Carrier, Pratt & Whitney and Flight Systems.  Those segments are generally determined based upon the management of the business and on the basis of separate groups of operating companies, each with general operating autonomy over diversified products and services.

    Segment financial data includes the results of all majority-owned businesses, consistent with the management reporting of these businesses.  For certain of these subsidiaries, minority shareholders have rights, which under the provisions of Emerging Issues Task Force ("EITF") 96-16, overcome the presumption of consolidation.  In the Corporation's consolidated results, these subsidiaries are accounted for using the equity method of accounting.  Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries.

      Segment information for the three-month periods ended March 31, 2002 and 2001, are included in Management's Discussion and Analysis in the "Segment Review" section.

Recent Accounting Guidance

    In June 2001, Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") was issued.  The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective for the Corporation on January 1, 2003.  The Corporation is currently reviewing the provisions of SFAS 143 to determine the standard's impact upon adoption.

    In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") was issued.  This statement provides guidance on the accounting for the impairment or disposal of long-lived assets and was effective for the Corporation on January 1, 2002.  The adoption of SFAS 144 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    With respect to the unaudited condensed consolidated financial statements of United Technologies Corporation for the quarters ended March 31, 2002 and 2001, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their report dated April 17, 2002, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial statements.  PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
  United Technologies Corporation

    We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and its consolidated subsidiaries for the quarters ended March 31, 2002 and 2001, the condensed consolidated statement of cash flows for the three months ended March 31, 2002 and 2001, and the condensed consolidated balance sheet as of March 31, 2002.  These financial statements are the responsibility of the Corporation's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of consolidated interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

    We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, of changes in shareowners' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 17, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
April 17, 2002

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position

BUSINESS ENVIRONMENT

    The Corporation's operations are classified into four principal segments:  Otis, Carrier, Pratt & Whitney and Flight Systems.  Otis and Carrier serve customers in the commercial and residential property industries.  Carrier also serves commercial and transport refrigeration customers.  Pratt & Whitney and the Flight Systems segment, which includes Sikorsky Aircraft ("Sikorsky") and Hamilton Sundstrand, primarily serve commercial and government customers in the aerospace industry.

    For discussion of the Corporation's business environment, refer to the discussion of "Business Environment" in the Management's Discussion and Analysis of Results of Operations and Financial Position in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2001.  The current status of significant factors impacting the Corporation's business environment in 2002 is discussed below.

     As worldwide businesses, the Corporation's operations are affected by global and regional industry, economic and political factors.  The downturn in the North American economy, including current conditions in the commercial airline industry, retail and transport refrigeration industries, HVAC and construction markets had a negative impact on the Corporation's consolidated results, and is expected to continue to present challenges to the Corporation's businesses operating in these markets.  During the first quarter of 2002, continued weakness in European and Asian currencies had a negative impact on the Corporation's consolidated results.  In addition, the defense portion of the Corporation's aerospace businesses is affected by changes in market demand and the global political environment.  In general, the diversity of the Corporation's businesses and global market presence have helped, and are expected to continue to help, limit the impact of any one industry or the economy of any single country on the consolidated results.

    The Corporation's growth strategy contemplates acquisitions in its core businesses.  The rate and extent to which acquired businesses are integrated and anticipated synergies or cost savings are achieved can affect the Corporation's operations and results.

    Traffic growth, load factors, worldwide airline profits, and general economic activity have been historically reliable indicators for new aircraft and after-market orders.  Spare part sales and after-market service trends can be impacted by many factors, including usage, pricing, regulatory changes and retirement of older aircraft.  Performance in the general aviation sector has been closely tied to the overall health of the economy and is positively correlated to corporate profits.  Airline operations continue to be negatively impacted by the disruption caused by the September 2001 attacks and the downturn in the North American economy.  These conditions have resulted in reduced flight schedules, an increased number of idle aircraft, workforce reductions and declining financial performance within the airline industry.  The airlines and aircraft manufacturers have continued to reduce their supplier bases and seek lower cost packages.  These conditions have resulted in decreased commercial aerospace volume and orders in the Corporation's aerospace businesses, which are expected to continue in 2002.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The Corporation's products and services are regulated by strict safety and performance standards, particularly in the commercial engine business.  These standards can create uncertainty regarding the profitability of commercial engine programs.

    There have been no significant changes in the Corporation's business environment during the first three months of 2002.

RESULTS OF CONTINUING OPERATIONS

    Consolidated revenues decreased $297 million (4%) to $6.37 billion in the first quarter of 2002 compared to the same period in 2001.  Excluding the unfavorable impact of foreign currency translation, consolidated revenues decreased 3%.  The decrease primarily reflects lower volume at Carrier, Flight Systems and Pratt & Whitney.

    Gross margin as a percentage of sales increased 1.9 percentage points to 29.0% in the first quarter of 2002 compared with 27.1% in the first quarter of 2001. The gross margin increase reflects the benefit of an approximate $100 million settlement of environmental claims, the absence of goodwill amortization and the favorable impact of commercial engine contract changes at Pratt & Whitney, partially offset by restructuring charges of $85 million.  Gross margin also benefited from previous cost reduction actions.

    Research and development spending increased $41 million (14%) in the first quarter of 2002 compared to 2001.  The increase is due primarily to increases at Pratt & Whitney, reflecting the variable nature of engineering development program schedules and costs associated with the PW6000 program, as well as increased spending on Sikorsky's S/H-92 program.  These increases were partially offset by cost reduction actions at Carrier.  As a percentage of sales, research and development was 5.3% in the first quarter of 2002 as compared to 4.5% in the same period of 2001.  Research and development is expected to be approximately 5% of sales in 2002.

    Selling, general and administrative expenses decreased $31 million (4%) in the first quarter of 2002 compared to 2001.  The decrease is primarily the result of cost reduction actions, principally at Carrier, offset by restructuring charges of $15 million recorded in the first quarter of 2002.  As a percentage of sales, selling, general and administrative expenses were 11.9% in the first quarter of 2002 and 2001.

    The effective income tax rate for the first quarter of 2002 was 28.4%, as compared to 30.4% for the same period of 2001.  The reduction in the Corporation's effective tax rate for the first quarter of 2002 is due primarily to an increase in pre-tax income from discontinuing amortization of non-deductible goodwill.  The first quarter 2001 effective tax rate, adjusted for the impact of adoption of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), was 28.7%.  The Corporation has continued to lower its effective income tax rate by implementing tax reduction strategies.

    Net income of $467 million and diluted earnings per share of $.92 increased $27 million (6%) and $.06 per share (7%), respectively in the first quarter of 2002 compared to 2001.  First quarter 2002 net income and diluted earnings per share include the impact of discontinuing amortization of goodwill in accordance with SFAS 142.  Net income and diluted earnings per share for the quarter ended March 31, 2001, adjusted to exclude amounts no longer being amortized, were $492 million and $.96 per share, respectively.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Restructuring

    As described in the Notes to Condensed Consolidated Financial Statements, during the quarter ended March 31, 2002, the Corporation recorded pre-tax restructuring and related charges totaling $102 million associated with on-going cost reduction efforts.  These efforts focus principally on the consolidation of manufacturing, sales and service facilities.

   The charges, which were recorded primarily at Carrier, include accruals of $42 million for severance and related employee termination costs, $38 million for asset write-downs, largely related to the disposal of manufacturing assets and facilities that are no longer to be utilized, and $12 million for facility exit and lease termination costs. Related charges associated with restructuring actions totaling $10 million were also recorded in the quarter, primarily in the Carrier segment. The charges during the quarter include $85 million recorded in cost of sales, $15 million in selling, general and administrative expenses, and $2 million in financing revenues and other income, net.

   The first quarter 2002 actions are expected to result in net workforce reductions of approximately 1,600 salaried and hourly employees, the elimination of approximately 1.2 million square feet of facilities and the disposal of assets associated with exited facilities.  Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $80 million annually.  Approximately 60% of the total pre-tax charge will require cash payments, which will be funded by cash generated from operations.  As of March 31, 2002, workforce reductions of approximately 200 employees were completed.  The balance of the workforce and facility related cost reduction actions are expected to be completed by early 2003.

    During the second half of 2001, the Corporation recorded pre-tax restructuring and related charges of $348 million associated with ongoing cost reduction efforts and to address challenging market conditions in the commercial airline industry.  In the current year, the Corporation has incurred pre-tax cash outflows related to the 2001 programs of approximately $53 million, which were funded by cash generated from operations.  Recurring pre-tax savings, associated primarily with the net reduction in workforce and facility closures, are expected to increase over a two-year period to approximately $300 million annually.  As of March 31, 2002, reductions of approximately 2,500 employees and approximately 1.5 million square feet remain under the programs.  The programs are expected to be completed by the end of 2002.

   As of March 31, 2002, approximately $167 million of severance and related cost and $26 million of facility exit and lease termination accruals remain under these programs.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Segment Review

   Revenues, operating profits and operating profit margins of the Corporation's principal segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses.  Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries.  Results for the quarters ended March 31, 2002 and 2001 are as follows:

In Millions of Dollars	Revenues		Operating Profit		Operating Profit Margin
Quarter Ended March 31,	2002	2001	2002*	2001**	2002*	2001**

Otis	$1,536	$1,548	$234	$220	15.2%	14.2%
Carrier	1,896	2,085	61	131	3.2%	6.3%
Pratt & Whitney	1,840	1,878	318	343	17.3%	18.3%
Flight Systems	1,209	1,254	158	168	13.1%	13.4%
Total segment	6,481	6,765	771	862	11.9%	12.7%
Eliminations and other	(107)	(94)	83	(33)
General corporate expenses	-	-	(57)	(52)
Consolidated	$6,374	$6,671	797	777
Interest expense			(99)	(107)
Income before income taxes and minority interests			$698	$670

*First quarter 2002 restructuring and related charges included in segment operating profit are as follows:  Otis - $16, Carrier - $74, Pratt & Whitney - $9, and Flight Systems - $5.  Excluding these charges, first quarter 2002 segment operating profit and related operating profit margins are as follows:  Otis - $250 (16.3%), Carrier - $135 (7.1%), Pratt & Whitney - $327 (17.8%), and Flight Systems - $163 (13.5%).

**Effective January 1, 2002, the Corporation adopted SFAS 142 which requires that intangible assets deemed to have indefinite lives and goodwill are no longer subject to amortization. Goodwill amortization recorded in segment operating profit for the quarter ended March 31, 2001 is as follows: Otis - $7, Carrier - $18, Pratt & Whitney - $5, and Flight Systems - $26.  Excluding goodwill amortization, first quarter 2001 segment operating profit and related operating profit margins are as follows:  Otis - $227 (14.7%), Carrier - $149 (7.1%), Pratt & Whitney - $348 (18.5%), and Flight Systems - $194 (15.5%).

    Otis revenues decreased $12 million (1%) in the first quarter of 2002 compared to 2001. Excluding the impact of foreign currency translation, revenues increased 3%, largely due to acquisitions.  The negative foreign currency impact was primarily due to the strengthening of the U.S. dollar in relation to European and Asian currencies.

   Otis operating profits increased $14 million (6%) in the first quarter of 2002 compared to 2001.  Excluding the first quarter 2002 restructuring charge, the operating profit increase reflects profit improvements in all regions.  Foreign currency negatively impacted results by 4%.

    Carrier revenues decreased $189 million (9%) in the first quarter of 2002 compared to 2001. Excluding the impact of foreign currency translation, revenues decreased 7% reflecting market weakness in the North American HVAC and Commercial Refrigeration businesses, and economic pressures in Latin America.  The negative foreign currency impact was primarily due to the strengthening of the U.S. dollar in relation to Asian and European currencies.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Carrier operating profits decreased $70 million (53%) in the first quarter of 2002 compared to 2001. The operating profit decrease reflects the first quarter of 2002 restructuring charge and the profit impact of reduced volume partially offset by cost reduction actions and the absence of goodwill amortization.

    Pratt & Whitney revenues decreased $38 million (2%) in the first quarter of 2002 compared to 2001.  The decrease was primarily due to lower volume at Pratt & Whitney Canada and Power Systems, and lower commercial spare parts volume, reflecting current conditions in the commercial airline industry.  This decline was partially offset by higher overhaul and repair volume and military revenues.

   Pratt & Whitney operating profits decreased $25 million (7%) in the first quarter of 2002 compared to 2001, primarily reflecting lower volume at Pratt & Whitney Canada, costs associated with the PW6000 program and the impact of lower commercial spare parts volume.  These results were partially offset by higher military profits and the favorable impact of commercial engine contract changes.

    Flight Systems revenues decreased $45 million (4%) in the first quarter of 2002 compared to 2001.  The first quarter decrease is primarily associated with lower helicopter shipments at Sikorsky and lower commercial aerospace spares and lower industrial volume at Hamilton Sundstrand, reflecting current market conditions.

    Flight Systems operating profits decreased $10 million (6%) in the first quarter of 2002 compared to 2001.  The majority of the operating profit decline is attributable to Sikorsky, due to higher research and development costs on the S/H-92 program and increased costs on an international Naval Hawk program, partially offset by higher margins from a favorable mix of helicopter shipments.  Operating profits at Hamilton Sundstrand also declined, due primarily to lower commercial aerospace and industrial volume, partially offset by the absence of goodwill amortization and the impact of cost reduction actions.

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

In Millions of Dollars	March 31, 2002	December 31, 2001	March 31, 2001

Cash and cash equivalents	$1,337	$1,558	$780
Total debt	4,617	4,959	4,874
Net debt (total debt less cash)	3,280	3,401	4,094
Shareowners' equity	8,646	8,369	7,738
Debt to total capitalization	35%	37%	39%
Net debt to total capitalization	28%	29%	35%

    Net cash flows provided by operating activities decreased $60 million in the first quarter of 2002 compared to the first quarter of 2001, due largely to higher accounts receivable levels.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Cash used in investing activities decreased $159 million in the first quarter of 2002 compared to the first quarter of 2001.  The decrease is due primarily to lower investments in businesses and lower capital expenditures due to a rationalization of capital projects.  Cash spending for investments in businesses for the first quarter of 2002 consist primarily of aerospace acquisitions at Pratt & Whitney. Total investment in businesses in 2002 is expected to approximate $1 billion and includes the second quarter acquisition of Derco Holding Ltd., which will result in an expansion of Sikorsky's aftermarket business.

    Cash used in customer financing activity decreased $53 million in the first quarter of 2002 compared with the same period of 2001, primarily due to lower customer generated requirements for financing.  While the Corporation expects that 2002 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year.  The Corporation had financing and rental commitments of $1.7 billion related to commercial aircraft at March 31, 2002, compared to $1.6 billion at December 31, 2001.

    Net cash flows used in financing activities increased $351 million in the first quarter of 2002 due primarily to the issuance of $500 million of 6.35% Notes in the first quarter of 2001, partially offset by lower repurchases of Common Stock in the first quarter of 2002.  Under shelf registration statements previously filed with the Securities and Exchange Commission, the Corporation can issue up to $1.6 billion of additional debt and equity securities.

    The Corporation repurchased $100 million of Common Stock, representing 1.4 million shares, in the first quarter of 2002 under previously announced share repurchase programs.  The share repurchase programs continue to be a use of the Corporation's cash flows and have more than offset the dilutive effect resulting from the issuance of stock and options under stock-based employee benefit programs.  At March 31, 2002, the Corporation was authorized to repurchase an additional 14.4 million shares, and expects total share repurchases in 2002 to approximate $400 million or more.

    The Corporation manages its worldwide cash requirements considering available funds among the many subsidiaries through which it conducts its businesses and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Corporation's subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations.  The Corporation has and will continue to transfer cash from those subsidiaries to the parent and to other international subsidiaries when it is cost effective to do so.

    Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.  Although uncertainties in acquisition spending could cause modest variations at times, management anticipates that the level of debt-to-capital will remain generally consistent with recent levels.

Critical Accounting Policies

    Preparation of the Corporation's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies used in preparation of the Consolidated Financial Statements.  Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

The most significant areas involving management judgments and estimates are described below.  Actual results in these areas could differ from management's estimates.

 Long-Term Contract Accounting

    The Corporation utilizes percentage of completion accounting on certain of its long-term contracts. The percentage of completion method requires estimates of future revenues and costs over the full term of product delivery.

    Losses, if any, on long-term contracts are provided for when anticipated. Loss provisions are based upon excess inventoriable manufacturing, engineering, estimated warranty and product guarantee costs over the net revenue from the products contemplated by the specific order. The net revenue is determined based upon an estimate of the quantity, pricing and timing of future product deliveries.  Contract accounting also requires estimates of future costs over the performance period of the contract.

    Contract costs are incurred over a period of several years and the estimation of these costs requires management judgment.  The long-term nature of these contracts, the complexity of the products, and the strict safety and performance standards under which they are regulated can affect the Corporation's ability to estimate costs precisely.  As a result, the Corporation updates its cost estimates when circumstances change and warrant a modification to a previous estimate.  Adjustments to contract loss provisions resulting from revisions to cost estimates or changes to customer contractual terms are recorded in earnings upon identification.

Income Taxes

    The future tax benefit arising from net deductible temporary differences and tax carryforwards is $2.6 billion at March 31, 2002 and December 31, 2001.  Management believes that the Corporation's earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.  For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

    In assessing the need for a valuation allowance, the Corporation estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Corporation were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Corporation would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Corporation were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Corporation would decrease the recorded valuation allowance through an increase to income in the period that such determination was made.

Business Acquisitions

The Corporation completed acquisitions in the first quarter of 2002 for $138 million, including $20 million of debt assumed in the acquisition of businesses.  The assets and liabilities of acquired business are recorded under the purchase method at their estimated fair values at the dates of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The Corporation has recorded goodwill of $6.8 billion as of March 31, 2002 and December 31, 2001.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing using the specific guidance and criteria described in the standard.  The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, including the related goodwill.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques.  Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

Product Performance

    The Corporation extends performance and operating cost guarantees beyond its normal service and warranty policies for extended periods on some of its products, particularly commercial aircraft engines.  Liability under such guarantees is based upon future product performance and durability.  In addition, the Corporation incurs discretionary costs to service its products in connection with product performance issues.  The Corporation accrues for such costs that are probable and can be reasonably estimated.  The costs associated with these product performance and operating cost guarantees require estimates over the full terms of the agreements, and require management to consider factors such as the extent of future maintenance requirements and the future cost of material and labor to perform the services. These cost estimates are largely based upon historical experience.

Contracting with the Federal Government

    The Corporation's contracts with the U.S. Government are subject to government investigations and audits. Like many defense contractors, the Corporation has received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. The Corporation has made voluntary refunds in those cases it believes appropriate.  In addition, the Corporation accrues for liabilities associated with those matters that are probable and can be reasonably estimated.  The inherent uncertainty related to the outcome of these audit matters can result in amounts materially different from any provisions we have made with respect to their resolution.  The Corporation recorded sales to the U.S. Government of $905 million and $761 million in the first quarter of 2002 and 2001, respectively.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Recent Accounting Guidance

    In June 2001, SFAS 143, "Accounting for Asset Retirement Obligations" was issued.  The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective for the Corporation on January 1, 2003.  The Corporation is currently reviewing the provisions of SFAS 143 to determine the standard's impact upon adoption.

    In August 2001, SFAS  144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued.  This statement provides guidance on the accounting for the impairment or disposal of long-lived assets and the measurement and reporting of discontinued operations.  SFAS 144 was effective for the Corporation on January 1, 2002.  The adoption of SFAS 144 did not have a material impact on its consolidated financial position, results of operations, or cash flows.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Item 3. Quantitative and Qualitative Disclosures about Market Risk

    There has been no significant change in the Corporation's exposure to market risk during the first quarter of 2002. For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 2001.

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

  Future earnings and other measurements of financial performance

  Future cash flow and uses of cash

  The effect of economic downturns or growth in particular regions

  The effect of changes in the level of activity in particular industries or markets

  The scope, nature or impact of acquisition activity and integration into the Corporation's businesses

  Product developments and new business opportunities

  Restructuring costs and savings

  The outcome of contingencies.

    All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Report on Form 10-Q includes important information as to risk factors in the "Notes to Condensed Consolidated Financial Statements" under the heading "Contingent Liabilities" and in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment," "Restructuring and Other Costs," "Results of Continuing Operations," "Liquidity and Financial Position" and "Critical Accounting Policies."  The Corporation's Annual Report on Form 10-K for 2001 also includes important information as to risk factors in the "Business" section under the headings "Description of Business by Segment," "Other Matters Relating to the Corporation's Business as a Whole" and "Legal Proceedings." Additional important information as to risk factors is included in the Corporation's 2001 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Restructuring and Other Costs." For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Part II – Other Information

Item 1.    Legal Proceedings

    A previously reported case, U.S. ex rel. Capella v. UTC and Norden Systems Inc., No. 394CV02063 (filed December 1994), has been dismissed.

    Except as noted above, there have been no material developments in legal proceedings.  For a description of previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, of the Corporation's Annual Report on Form 10-K for 2001.

    The Corporation does not believe that resolution of the foregoing legal matters will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flow or financial position.

Item 2.    Changes in Securities and Use of Proceeds

    On December 15, 2001, the Corporation contributed 4,074,980 shares of its Common Stock valued at $247 million to its defined benefit pension plans, in accordance with Section 4(2) of the Securities Act of 1933.  This contribution will reduce future obligations of the Corporation to fund the plans.

 Item 6.    Exhibits and Reports on Form 8-K

    (a)  Exhibits

(12)	Statement re: computation of ratio of earnings to fixed charges. *
(15)	Letter re: unaudited interim financial information. *

    (b)  Reports on Form 8-K.

  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

*Submitted electronically herewith.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: April 23, 2002	By: /s/ David J. FitzPatrick
David J. FitzPatrick
Senior Vice President, Chief Financial Officer

Dated: April 23, 2002	By: /s/ David G. Nord
David G. Nord
Vice President, Controller

Dated: April 23, 2002	By: /s/ William H. Trachsel
William H. Trachsel
Senior Vice President, General Counsel and Secretary

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

*Submitted electronically herewith.