Form 10-Q
period 2002-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2002-08-01
CIK 101829

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

At June 30, 2002 there were 471,723,035 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2002

"Corporation," unless the context otherwise requires, means United Technologies Corporation or UTC and its subsidiaries.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

In Millions (except per share amounts)	Quarter Ended June 30,
	2002	2001
Revenues
Product sales	$5,566	$5,624
Service sales	1,705	1,636
Financing revenues and other income, net	53	72
	7,324	7,332
Costs and expenses
Cost of products sold	4,067	4,130
Cost of services sold	1,123	1,054
Research and development	305	338
Selling, general and administrative	798	821
Interest	96	109
	6,389	6,452

Income before income taxes and minority interests	935	880
Income taxes	266	261
Minority interests	45	31
Net income	$624	$588

Earnings per share of Common Stock
Basic	$1.30	$1.23
Diluted	$1.23	$1.16

Dividends per share of Common Stock	$.245	$.225

Average number of shares outstanding
Basic	473	471
Diluted	507	507

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

In Millions (except per share amounts)	Six Months Ended June 30,
	2002	2001
Revenues
Product sales	$10,266	$10,612
Service sales	3,326	3,245
Financing revenues and other income, net	106	146
	13,698	14,003
Costs and expenses
Cost of products sold	7,487	7,924
Cost of services sold	2,188	2,072
Research and development	643	635
Selling, general and administrative	1,552	1,606
Interest	195	216
	12,065	12,453

Income before income taxes and minority interests	1,633	1,550
Income taxes	464	465
Minority interests	78	57
Net income	$1,091	$1,028

Earnings per share of Common Stock
Basic	$2.27	$2.15
Diluted	$2.15	$2.02

Dividends per share of Common Stock	$.49	$.45

Average number of shares outstanding
Basic	473	471
Diluted	507	508

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2002	December 31, 2001
In Millions	(Unaudited)
Assets

Cash and cash equivalents	$1,902	$1,558
Accounts receivable, net	4,591	4,093
Inventories and contracts in progress, net	4,170	3,973
Future income tax benefits	1,331	1,378
Other current assets	319	261
Total Current Assets	12,313	11,263
Fixed assets	10,782	10,405
Less: Accumulated depreciation	(6,189)	(5,856)
	4,593	4,549
Goodwill	6,933	6,802
Other assets	4,543	4,355

Total Assets	$28,382	$26,969

Liabilities and Shareowners' Equity

Short-term borrowings	$293	$588
Accounts payable	2,498	2,156
Accrued liabilities	5,855	5,493
Long-term debt currently due	44	134
Total Current Liabilities	8,690	8,371

Long-term debt	4,651	4,237
Future pension and postretirement benefit obligations	2,747	2,703
Other long-term liabilities	2,705	2,860

Series A ESOP Convertible Preferred Stock	728	743
ESOP deferred compensation	(302)	(314)
	426	429
Shareowners' Equity:
Common Stock	5,233	5,090
Treasury Stock	(4,625)	(4,404)
Retained earnings	9,955	9,149
Accumulated other non-shareowners' changes in equity	(1,400)	(1,466)
	9,163	8,369
Total Liabilities and Shareowners' Equity	$28,382	$26,969

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
In Millions	Six Months Ended June 30,

	2002	2001
Operating Activities:
Net income	$1,091	$1,028
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	364	447
Deferred income tax provision	132	82
Change in:
Accounts receivable	(352)	(92)
Inventories and contracts in progress	(104)	(261)
Accounts payable and accrued liabilities	388	156
Other current assets	(59)	12
Other, net	(69)	11
Net cash flows provided by operating activities	1,391	1,383

Investing Activities:
Capital expenditures	(275)	(414)
Investments in businesses	(312)	(276)
Dispositions of businesses	8	8
Increase in customer financing assets, net	(95)	(159)
Other, net	-	(2)
Net cash flows used in investing activities	(674)	(843)

Financing Activities:
Issuance of long-term debt	501	500
Repayment of long-term debt	(190)	(112)
Decrease in short-term borrowings, net	(278)	(272)
Common Stock issued under employee stock plans	144	246
Dividends paid on Common Stock	(232)	(212)
Repurchase of Common Stock	(226)	(365)
Other, net	(108)	(98)
Net cash flows used in financing activities	(389)	(313)

Effect of foreign exchange rate changes on Cash and cash equivalents	16	(18)
Net increase in Cash and cash equivalents	344	209

Cash and cash equivalents, beginning of year	1,558	748
Cash and cash equivalents, end of period	$1,902	$957

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The Condensed Consolidated Financial Statements at June 30, 2002 and for the quarters and six-month periods ended June 30, 2002 and 2001 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.  The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2001.

Issuance of Long-Term Debt

    In April 2002, the Corporation issued $500 million of 6.10% unsubordinated, unsecured, nonconvertible notes (the "6.10% Notes") under shelf registration statements previously filed with the Securities and Exchange Commission.  The 6.10% Notes are due May 15, 2012, with interest payable semiannually commencing November 15, 2002.  The Corporation may redeem all or any portion of the 6.10% Notes at any time for a formula-based price determined by reference to Treasury rates at the time of the redemption.  Proceeds from the issuance were used primarily to repay commercial paper.  The proceeds from these commercial paper borrowings were used for working capital and for general corporate purposes.

Derivative Instruments and Hedging Activities

    The Corporation uses derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures.  Derivative instruments are used as risk management tools by the Corporation and are not used for trading or speculative purposes.  The Corporation enters into derivative and other financial instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties.  The Corporation limits counterparty exposure and concentration of risk by diversifying its counterparties.  The Corporation does not anticipate nonperformance by any of these counterparties.

    Foreign currency exposures that cannot be naturally offset within an operating unit to an insignificant amount are hedged with foreign currency derivatives.  These derivatives include forward contracts and swaps that cover exposures arising from the required remeasurement of foreign-currency-denominated receivables, payables and borrowings.  The Corporation also uses forward contracts, in limited circumstances, to hedge a portion of its forecast purchases of raw materials.  In addition, a portion of the Corporation's fixed-rate long-term debt portfolio is hedged with fixed for floating interest rate swaps.

    Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract.  Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Quarterly Activity

    At June 30, 2002 and 2001, the fair value of derivatives held by the Corporation, including those embedded in other contracts, was a net asset of $5 million and a net liability of $48 million, respectively.  The non-shareowner changes in equity associated with hedging activity during the six-month periods ended June 30, 2002 and 2001 were as follows:

In Millions, net of tax	2002	2001

Balance at January 1	$(23)	$-
Cash flow hedging gain (loss), net	11	(26)
Net loss reclassified to sales or cost of products sold	18	10
Balance at June 30	$6	$(16)

    Of the amount recorded in shareowners' equity, a $2 million pre-tax loss is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months.  Gains and losses recognized in earnings related to discontinuance of cash flow hedges and ineffectiveness of cash flow hedges during the quarter ended June 30, 2002 were immaterial.  All open derivative contracts mature by September 2006.

Non-Shareowners' Changes in Equity

    Non-shareowners' changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners.  A summary of the non-shareowners' changes in equity is provided below.

In Millions	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income	$624	$588	$1,091	$1,028
Foreign currency translation, net	109	(10)	53	(121)
Unrealized holding (loss) gain on marketable equity securities, net	(14)	14	(16)	(2)
Cash flow hedging gain (loss), net	24	13	29	(16)
	$743	$605	$1,157	$889

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Inventories and Contracts in Progress

In Millions	June 30, 2002	December 31, 2001

Inventories consist of the following:
Raw material	$792	$728
Work-in-process	1,205	1,208
Finished goods	2,607	2,176
Contracts in progress	2,055	2,106
	6,659	6,218
Less:
Progress payments, secured by lien, on U.S. Government contracts	(195)	(146)
Billings on contracts in progress	(2,294)	(2,099)
	$4,170	$3,973

Investments in Businesses

    During the first six months of 2002, the Corporation invested $333 million, including $21 million of debt assumed, in the acquisition of businesses.  Those investments consisted primarily of Sikorsky's acquisition of Derco and aerospace industry acquisitions at Pratt & Whitney.  The Corporation accounted for acquisitions under the purchase method and recorded the assets and liabilities of the acquired businesses at their fair values at the dates of acquisition.  The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill.  The cost of acquisitions, including finalization of restructuring plans and allocations of cost, may require adjustment based upon information that may come to the attention of the Corporation which is not currently available.

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

Goodwill and Other Intangible Assets

    Effective July 1, 2001, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") applicable to business combinations completed after June 30, 2001.  Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001, became effective and were adopted by the Corporation.  Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization.  All other intangible assets are amortized over their estimated useful lives.  Intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard.  This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.  As of June 30, 2002, the Corporation has not recognized any goodwill impairment.  There can be no assurance that goodwill impairment will not occur in the future.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

     Net income and basic and diluted earnings per share for the quarter and six months ended June 30, 2002 and 2001, with 2001 results adjusted to exclude amounts no longer being amortized, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions (except per share amounts)	2002	2001	2002	2001

Reported Net Income	$624	$588	$1,091	$1,028
Adjustments:
Goodwill amortization	-	58	-	114
Income taxes	-	(4)	-	(8)
Minority interest in subsidiaries' earnings	-	(1)	-	(1)
Adjusted Net Income	$624	$641	$1,091	$1,133

Basic earnings per share
Reported	$1.30	$1.23	$2.27	$2.15
Adjusted	$-	$1.34	$-	$2.37

Diluted earnings per share
Reported	$1.23	$1.16	$2.15	$2.02
Adjusted	$-	$1.26	$-	$2.22

    The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by segment are as follows:

In Millions	Otis	Carrier	Pratt & Whitney	Flight Systems	Total Segments	Eliminations and Other	Total

Balance as of January 1, 2002	$727	$2,012	$367	$3,696	$6,802	$-	$6,802
Goodwill resulting from business combinations completed or finalized	3	13	66	18	100	-	100
Foreign currency translation and other	27	(4)	-	12	35	(4)	31
Balance as of June 30, 2002	$757	$2,021	$433	$3,726	$6,937	$(4)	$6,933

    The increase in goodwill during the six months ended June 30, 2002 resulted primarily from business combinations completed or finalized in the period, primarily aerospace industry acquisitions at Pratt & Whitney in the first quarter, Sikorsky's acquisition of Derco in the second quarter, partially offset by the finalization of purchase accounting adjustments for Hamilton Sundstrand's acquisition of Claverham.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Identifiable intangible assets as of June 30, 2002 are recorded in Other assets in the Condensed Consolidated Balance Sheet and are comprised of:

In Millions	Gross Amount	Accumulated Amortization	Net Intangible Assets

Amortized Intangible Assets
Purchased service contracts	$615	$(178)	$437
Patents and trademarks	150	(22)	128
Other, principally customer relationships	76	(10)	66
	$841	$(210)	$631

    Amortization of intangible assets for the three and six months ended June 30, 2002 was $13 million and $23 million, respectively.  Amortization expense of these intangible assets for 2002 to 2006 is estimated to be approximately $40 million per year.

Restructuring

    During the first quarter of 2002, the Corporation recorded pre-tax restructuring and related charges totaling $102 million, primarily in the Carrier segment, related to ongoing cost reduction efforts.  These efforts focus principally on the consolidation of manufacturing, sales and service facilities.

    The charges included accruals of $42 million for severance and related employee termination costs, $38 million for asset write-downs, largely related to the disposal of manufacturing assets and facilities that are no longer to be utilized, and $12 million for facility exit and lease termination costs.  Related charges associated with restructuring actions totaling $10 million were also recorded in the first quarter, primarily in the Carrier segment.  The charges during the first quarter were classified as $85 million recorded in cost of sales, $15 million in selling, general and administrative expenses, and $2 million in financing revenues and other income, net.

    The first quarter 2002 actions are expected to result in net workforce reductions of approximately 1,600 salaried and hourly employees, the elimination of approximately 1.2 million square feet of facilities and the disposal of assets associated with exited facilities.  As of June 30, 2002, reductions of approximately 950 employees and approximately one million square feet remain under the programs.  The programs are expected to be completed by the first quarter of 2003.

    During the second half of 2001, the Corporation recorded pre-tax charges totaling $348 million associated with ongoing cost reduction efforts and to address challenging market conditions in the commercial airline industry.  Those programs are expected to result in net workforce reductions of approximately 8,700 salaried and hourly employees, the elimination of approximately 2.3 million square feet of facilities and the disposal of assets associated with exited facilities.  As of June 30, 2002, reductions of approximately 1,800 employees and approximately 1.2 million square feet remain under the programs.  The programs are expected to be completed in 2002.

    During the second quarter of 2002, approximately $27 million of severance and related costs and $5 million of facility exit and lease termination accruals were utilized under the 2001 and first quarter 2002 programs.  As of June 30, 2002, approximately $140 million of severance and related costs and $21 million of facility exit and lease termination accruals remain under the 2001 and first quarter 2002 programs.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    During the second quarter of 2002, the Corporation recorded charges similar in nature to those noted above in connection with its continuing cost reduction efforts.  The amounts were not material to the results of any individual segment or the Corporation's consolidated financial position, results of operations or cash flows.

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

    The Corporation's contracts with the government are also subject to audits.  Like many defense contractors, the Corporation has received audit reports that recommend that certain contract prices should be reduced to comply with various government regulations.  Some of these audit reports involve substantial amounts.  The Corporation has made voluntary refunds in those cases it believes appropriate.  In addition, the Corporation accrues for liabilities associated with these matters that are probable and can be reasonably estimated.

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

Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions (except per share amounts)	2002	2001	2002	2001

Net income	$624	$588	$1,091	$1,028
Less: ESOP Stock dividends	(8)	(8)	(16)	(16)
Basic earnings	616	580	1,075	1,012
ESOP Stock adjustment	8	7	15	14
Diluted earnings	$624	$587	$1,090	$1,026

Average shares:
Basic	473	471	473	471
Stock awards	8	10	8	11
ESOP Stock	26	26	26	26
Diluted	507	507	507	508

Earnings per share of Common Stock:
Basic	$1.30	$1.23	$2.27	$2.15
Diluted	$1.23	$1.16	$2.15	$2.02

Segment Financial Data

    The Corporation's operations are classified into four principal segments:  Otis, Carrier, Pratt & Whitney and Flight Systems.  Those segments are generally determined based upon the management of the business and on the basis of separate groups of operating companies, each with general operating autonomy over diversified products and services.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Segment financial data include the results of all majority-owned businesses, consistent with the management reporting of these businesses.  For certain of these subsidiaries, minority shareholders have rights, which under the provisions of Emerging Issues Task Force ("EITF") 96-16, overcome the presumption of consolidation.  In the Corporation's consolidated results, these subsidiaries are accounted for using the equity method of accounting.  Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries.

    Segment information for the quarter and six-month period ended June 30, 2002 and 2001 are included in Management's Discussion and Analysis in the "Results of Continuing Operations - Segment Review" section.

Recent Accounting Guidance

    In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" was issued.  The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective for the Corporation on January 1, 2003.  The adoption of this statement will not have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.

    In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued.  This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions.  The adoption of this statement will not have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.

    In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued.  This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Corporation on January 1, 2003.  The Corporation is currently reviewing the provisions of SFAS No. 146 to determine the standard's impact upon adoption.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and six-month periods ended June 30, 2002 and 2001, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their report dated July 17, 2002, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information.  PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT AUDITORS

To the Shareowners of
  United Technologies Corporation

    We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and its consolidated subsidiaries for the quarters and six months ended June 30, 2002 and 2001, the condensed consolidated statement of cash flows for the six months ended June 30, 2002 and 2001, and the condensed consolidated balance sheet as of June 30, 2002.  This financial information is the responsibility of the Corporation's management.

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
July 17, 2002

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

    As worldwide businesses, the Corporation's operations are affected by global and regional industry, economic and political factors.  Current conditions in the commercial airline industry, retail and transport refrigeration industries and commercial HVAC and construction markets had a negative impact on the Corporation's consolidated results and are expected to continue to present challenges to the Corporation's businesses operating in these markets.  In addition, the defense portion of the Corporation's aerospace businesses is affected by changes in market demand and the global political environment.  The Corporation's participation in long-term production and development programs for the U.S. government has contributed to the Corporation's results in the first six months of 2002 and is expected to continue for the remainder of 2002. During the first six months of 2002, foreign currencies had a slightly favorable impact on the Corporation's consolidated results due primarily to the strengthening of the Euro in relation to the U.S. dollar during the second quarter of 2002.  In general, the diversity of the Corporation's businesses and global market presence has helped, and is expected to continue to help, limit the impact of any one industry or the economy of any single country on the consolidated results.

    The Corporation's growth strategy contemplates acquisitions in its core businesses.  The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are integrated and anticipated synergies or cost savings are achieved can affect the Corporation's operations and results.

    Traffic growth, load factors, worldwide profits, and general economic activity have historically been reliable indicators for new aircraft and aftermarket orders in the aerospace industry.  Spare part sales and aftermarket service trends can be impacted by factors including usage, pricing, regulatory changes and retirement of older aircraft.  Performance in the general aviation sector has been closely tied to the overall health of the economy and is positively correlated to corporate profits.  Airline operations continue to be negatively impacted by the disruption caused by the September 2001 attacks.  These conditions have resulted in reduced flight schedules, an increased number of idle aircraft, workforce reductions and declining financial performance within the airline industry.  Airlines and aircraft manufacturers have continued to reduce supplier bases and seek lower cost packages.  These conditions have resulted in decreased commercial aerospace volume and orders in the Corporation's aerospace businesses and are expected to continue for the remainder of 2002.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The Corporation's products and services are regulated by strict safety and performance standards, particularly in the commercial engine business.  These standards can create uncertainty regarding the profitability of commercial engine programs.

    There have been no other significant changes in the Corporation's business environment during the first six months of 2002.

RESULTS OF CONTINUING OPERATIONS

    Consolidated revenues were $7.3 billion in the second quarter of 2002, level with the same period of 2001, and $13.7 billion for the first six months of 2002, a decrease of $305 million (2%) from the prior year. The decrease reflects lower volume at Carrier and Pratt & Whitney, largely in the Power Systems business, partially offset by growth at Otis.

    Gross margin as a percentage of sales was flat (28.6%) in the second quarter of 2002 compared with the same period of 2001 reflecting the margin impact of reduced volume, largely offset by the absence of goodwill amortization in 2002.  Gross margin increased nine tenths of a percent to 28.8% in the six-month period of 2002 compared to the same period of 2001.  The six-month increase also reflects the benefit of an approximate $100 million settlement of environmental claims and the favorable impact of commercial engine contract changes at Pratt & Whitney, partially offset by the first quarter of 2002 restructuring charges of $85 million.  Gross margin in the second quarter and six-month period of 2002 also benefited from previous cost reduction actions.

    Research and development spending decreased $33 million (10%) in the second quarter and increased $8 million (1%) for the six-month period of 2002 compared to 2001. The second quarter decrease is primarily associated with cost reduction actions at Carrier and at Pratt & Whitney, reflecting the variable nature of engineering development program schedules.  The six-month increase reflects costs associated with Pratt & Whitney's PW6000 program and Sikorsky's S/H-92 program, primarily in the first quarter of 2002, partially offset by cost reduction actions at Carrier.  As a percentage of sales, research and development was 4.2% and 4.7% in the second quarter and six-month period of 2002, as compared to 4.7% and 4.6% in the same periods of 2001.  Research and development is expected to be in the range of 4% to 5% of sales in 2002.

    Selling, general and administrative expenses decreased $23 million (3%) and $54 million (3%) in the second quarter and six-month period of 2002 compared to the same period of 2001.  The decrease is primarily the result of cost reduction actions, principally at Carrier partially offset by restructuring charges of $15 million recorded in the first quarter of 2002. As a percentage of sales, these expenses were 11.0% and 11.4% in the second quarter and six-month period of 2002, as compared to 11.3% and 11.6% in the same periods of 2001.

    Interest expense decreased $13 million (12%) and $21 million (10%) in the second quarter and six-month period of 2002 compared to 2001.  The decrease is due primarily to lower short-term borrowings in 2002.

    The effective income tax rate for the second quarter and six-month period of 2002 was 28.4% as compared to 29.7% and 30.0% for the same periods of 2001. The reduction in the Corporation's effective tax rate for the second quarter and six-month period of 2002 is due primarily to an increase in pre-tax income from discontinuing amortization of non-deductible goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142").  The effective tax rate for the second quarter and first six months of 2001, adjusted for the impact of SFAS 142, was 28.3% and 28.4%.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Net income increased $36 million (6%) and $63 million (6%) for the second quarter and six-month period of 2002 when compared with the same periods in 2001.  Diluted earnings per share increased $.07 (6%) and $.13 (6%) for the second quarter and six-month period of 2002 when compared with the same periods in 2001.  Both net income and diluted earnings per share for 2002 include the impact of discontinuing amortization of goodwill in accordance with SFAS 142.  Net income for the second quarter and six-month period of 2001, adjusted to exclude amounts no longer being amortized, was $641 million and $1,133 million.  Diluted earnings per share for the second quarter and six-month period of 2001, adjusted to exclude amounts no longer being amortized, were $1.26 and $2.22.

Restructuring Costs

    As described in the Notes to Condensed Consolidated Financial Statements, during the quarter ended March 31, 2002, the Corporation recorded pre-tax restructuring and related charges totaling $102 million, primarily at Carrier, associated with ongoing cost reduction efforts.  These efforts focus principally on the consolidation of manufacturing, sales and service facilities.

    The charges included accruals of $42 million for severance and related employee termination costs, $38 million for asset write-downs, largely related to the disposal of manufacturing assets and facilities that are no longer to be utilized, and $12 million for facility exit and lease termination costs.  Related charges associated with restructuring actions totaling $10 million were also recorded in the first quarter, primarily in the Carrier segment.  The charges during the first quarter were classified as $85 million recorded in cost of sales, $15 million in selling, general and administrative expenses, and $2 million in financing revenues and other income, net.

    The first quarter 2002 actions are expected to result in net workforce reductions of approximately 1,600 salaried and hourly employees, the elimination of approximately 1.2 million square feet of facilities and the disposal of assets associated with exited facilities.  During the year, the Corporation has incurred pre-tax cash outflows related to the 2002 programs of approximately $14 million, which were funded by cash generated from operations.  Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $80 million annually.  As of June 30, 2002, reductions of approximately 950 employees and approximately one million square feet remain under the programs.  The programs are expected to be completed by the first quarter of 2003.

    During the second half of 2001, the Corporation recorded pre-tax charges of $348 million associated with ongoing cost reduction efforts and to address challenging market conditions in the commercial airline industry.  In the current year, the Corporation has incurred pre-tax cash outflows related to the 2001 programs of approximately $80 million, which were funded by cash generated from operations.  Recurring pre-tax savings, associated primarily with the net reduction in workforce and facility closures, are expected to increase over a two-year period to approximately $300 million annually.  As of June 30, 2002, reductions of approximately 1,800 employees and approximately 1.2 million square feet remain under the programs.  The programs are expected to be completed by the end of 2002.

    During the second quarter of 2002, approximately $27 million of severance and related costs and $5 million of facility exit and lease termination accruals were utilized under the 2001 and first quarter 2002 programs.  As of June 30, 2002, approximately $140 million of severance and related costs and $21 million of facility exit and lease termination accruals remain under the 2001 and first quarter 2002 programs.

    During the second quarter of 2002, the Corporation recorded charges similar in nature to those noted above in connection with its continuing cost reduction efforts.  The amounts were not material to the results of any individual segment or the Corporation's consolidated financial position, results of operations or cash flows.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Segment Review

    Revenues, operating profits and operating profit margins of the Corporation's principal segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses.  Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries.  Results for the quarter and six-month periods ended June 30, 2002 and 2001 are as follows:

In Millions of Dollars	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended June 30,	2002	2001	2002	2001*	2002	2001*

Otis	$1,680	$1,537	$263	$223	15.7%	14.5%
Carrier	2,541	2,613	335	317	13.2%	12.1%
Pratt & Whitney	1,875	1,957	335	353	17.9%	18.0%
Flight Systems	1,379	1,337	192	179	13.9%	13.4%
Total segment	7,475	7,444	1,125	1,072	15.1%	14.4%
Eliminations and other	(151)	(112)	(40)	(29)
General corporate expenses	-	-	(54)	(54)
Consolidated	$7,324	$7,332	1,031	989
Interest expense			(96)	(109)
Income before income taxes and minority interests			$935	$880

*Effective January 1, 2002, the Corporation adopted SFAS 142 which requires that intangible assets deemed to have indefinite lives and goodwill are no longer subject to amortization.  Goodwill amortization recorded in segment operating profits for the quarter ended June 30, 2001 is as follows:  Otis - $7, Carrier - $19, Pratt & Whitney - $6, and Flight Systems - $26.  Excluding goodwill amortization, second quarter 2001 segment operating profits and related operating profit margins are as follows:  Otis - $230 (15.0%), Carrier - $336 (12.9%), Pratt & Whitney - $359 (18.3%), and Flight Systems - $205 (15.3%).

	Revenues		Operating Profit		Operating Profit Margin
Six Months Ended June 30,	2002	2001	2002**	2001***	2002	2001***

Otis	$3,216	$3,085	$497	$443	15.5%	14.4%
Carrier	4,437	4,698	396	448	8.9%	9.5%
Pratt & Whitney	3,715	3,835	653	696	17.6%	18.1%
Flight Systems	2,588	2,591	350	347	13.5%	13.4%
Total segment	13,956	14,209	1,896	1,934	13.6%	13.6%
Eliminations and other	(258)	(206)	43	(62)
General corporate expenses	-	-	(111)	(106)
Consolidated	$13,698	$14,003	1,828	1,766
Interest expense			(195)	(216)
Income before income taxes and minority interests			$1,633	$1,550

**First quarter 2002 restructuring and related charges included in segment operating profits are as follows:  Otis - $16, Carrier - $74, Pratt & Whitney - $9, and Flight Systems - $5.

***Goodwill amortization recorded in segment operating profits for the six months ended June 30, 2001 is as follows:  Otis - $14, Carrier - $37, Pratt & Whitney - $11, and Flight Systems - $52.  Excluding goodwill amortization, segment operating profits and related operating profit margins for the six months ended June 30, 2001 are as follows:  Otis - $457 (14.8%), Carrier - $485 (10.3%), Pratt & Whitney - $707 (18.4%), and Flight Systems - $399 (15.4%).

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Otis revenues increased $143 million (9%) and $131 million (4%) in the second quarter and six-month period of 2002 compared to the same periods of 2001 with about half of the second quarter revenue growth due to acquisitions.  On a constant currency basis, revenues increased 8% in the second quarter, reflecting the strength of the Euro in relation to the U.S. dollar, and increased 6% in the six-month period reflecting weakened Asian currencies.  The increases were led by Europe and Asia, largely reflecting the impact of recent acquisitions.  Except for South America, revenues increased in all regions due to increased service and new equipment sales.  Otis new equipment orders increased more than 20% in the quarter, about half of which was organic.

    Otis operating profits increased $40 million (18%) and $54 million (12%) in the second quarter and six-month period of 2002 compared to 2001.  On a constant currency basis, operating profit increased 16% and 13% in the second quarter and six-month period, reflecting profit improvements in all regions, except South America, primarily due to the profit impact of increased revenues and productivity improvements.

    Carrier revenues decreased $72 million (3%) and $261 million (6%) in the second quarter and six-month period of 2002 compared to 2001, reflecting continued weakness in the North American HVAC and commercial refrigeration businesses, and in Latin America.  In the second quarter of 2002, revenues increased in Asia and the transport refrigeration sector compared to second quarter of 2001. Foreign currency had a minimal impact in the second quarter.  On a constant currency basis, revenues decreased 5% in the six-month period due primarily to the strength of the U.S. dollar in relation to Asian and Latin American currencies, partially offset by the strengthening of the Euro in the second quarter of 2002.

    Carrier's operating profits increased $18 million (6%) in the second quarter and decreased $52 million (12%) in the six-month period of 2002 compared to 2001.  The second quarter increase was due primarily to cost reduction actions and the discontinuance of goodwill amortization, partially offset by the profit impact of reduced volume and the absence of a purchasing related settlement recorded in the year ago quarter.   The six-month decrease primarily reflects the first quarter 2002 restructuring charge and the profit impact of reduced volume, partially offset by the benefit of cost reduction actions and the absence of goodwill amortization.

    Pratt & Whitney revenues decreased $82 million (4%) and $120 million (3%) in the second quarter and six-month period of 2002 compared to 2001.  The decreases were primarily due to lower volume at Pratt & Whitney Power Systems and Pratt & Whitney Canada, and declines in commercial spare parts, reflecting conditions in the commercial airline industry.  These decreases were partially offset by increased military engine revenue and commercial overhaul and repair volume.  Despite the decline in commercial spare parts revenue, commercial spare parts orders in the second quarter exceeded the Corporation's expectations, down less than 10% from the second quarter of 2001.

    Pratt & Whitney operating profits decreased $18 million (5%) and $43 million (6%) in the second quarter and six-month period of 2002 compared to 2001, primarily reflecting lower volume at Pratt & Whitney Canada, commercial spare parts decline, and declines at Pratt & Whitney Power Systems, partially offset by higher military engine volume and overhaul and repair profits. The six-month decrease also reflects costs associated with the PW6000 program, partially offset by the favorable impact of commercial engine contract changes, both recorded in the first quarter of 2002.

    Flight Systems revenues increased $42 million (3%) in the second quarter and decreased $3 million in the six-month period of 2002 compared to 2001. The second quarter increase is primarily associated with increased aftermarket revenues at Sikorsky, due in part to the acquisition of Derco, and increased original equipment and military spare parts revenue at Hamilton Sundstrand. The increases were partially offset by lower helicopter shipments at Sikorsky and lower commercial spare parts volume at Hamilton Sundstrand.  The six-month decrease also reflects lower industrial volume at Hamilton Sundstrand.  Sikorsky's second quarter 2002 acquisition of Derco is expected to result in an expansion of Sikorsky's aftermarket business.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Flight Systems operating profits increased $13 million (7%) and $3 million (1%) in the second quarter and six-month period of 2002 compared to 2001.  Excluding the impact of the discontinuance of goodwill amortization, Flight Systems operating profit decreased $13 million (6%) and $49 million (12%) for the second quarter and six-month period of 2002 compared to 2001. The operating profit decrease reflects lower helicopter shipments at Sikorsky and lower commercial spare parts at Hamilton Sundstrand, partially offset by increased aftermarket profit at Sikorsky and the benefit of cost reduction actions at Hamilton Sundstrand.  In addition, the six-month decrease reflects higher research and development costs on the S/H-92 program and increased costs on an international Naval Hawk program at Sikorsky.

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

In Millions of Dollars	June 30, 2002	December 31, 2001	June 30, 2001

Cash and cash equivalents	$1,902	$1,558	$957
Total debt	4,988	4,959	4,935
Net debt (total debt less cash)	3,086	3,401	3,978
Shareowners' equity	9,163	8,369	8,149
Debt to total capitalization	35%	37%	38%
Net debt to total capitalization	25%	29%	33%

    Net cash flows provided by operating activities increased $8 million in the first six months of 2002 compared to the corresponding period in 2001, due to improved operating performance partially offset by higher accounts receivable and inventory levels.

    Cash used in investing activities decreased $169 million in the first six months of 2002 compared with the same period of 2001, primarily due to lower customer financing requirements and capital expenditures.  The decrease in capital expenditures is due to a rationalization of capital projects, resulting in lower capital expenditures in the first half of 2002, and represents the majority of the anticipated decline in capital spending for the full year of 2002.  Cash spending for investments in businesses for the first six months of 2002 was $312 million and includes Sikorsky's second quarter acquisition of Derco and Pratt & Whitney's first quarter aerospace acquisitions as well as other smaller industry-consolidating transactions. The Corporation's rate of investment in businesses in the first half of 2002 was comparable to the same period in 2001.  Acquisition activity for the remainder of 2002 will depend upon the availability of appropriate acquisition opportunities.

    Customer financing activity was a net use of cash of $95 million in the first six months of 2002 compared with a $159 million net use of cash in the first six months of 2001, reflecting lower customer generated financing requirements. While the Corporation expects that 2002 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year.  The Corporation had financing and rental commitments of $1.4 billion related to commercial aircraft at June 30, 2002, compared to $1.6 billion at December 31, 2001.

    Net cash flows used in financing activities increased $76 million in the first six months of 2002 compared with the same period of 2001, due primarily to higher debt repayments and less Common Stock issued on fewer option exercises, partially offset by fewer repurchases of Common Stock. In April 2002, the Corporation issued $500 million of 6.10% unsubordinated, unsecured, nonconvertible notes under shelf registration statements previously filed with the Securities and Exchange Commission (the "Commission").  Under a shelf registration statement previously filed with the Commission, the Corporation can issue up to $1.1 billion of additional debt and equity securities.

    The Corporation repurchased $226 million of Common Stock, representing 3.2 million shares in the first six months of 2002 under previously announced share repurchase programs.  The share repurchase programs continue to be a use of the Corporation's cash flows and have more than offset the dilutive effect resulting from the issuance of stock and options under stock-based employee benefit programs.  At June 30, 2002, the Corporation was authorized to repurchase an additional 12.6 million shares, and expects total share repurchases in 2002 to approximate $600 million.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The funded status of the Corporation's pension plans is dependent upon many factors, including returns on invested assets.  Recent declines in the value of securities traded in equity markets have had a negative impact on the fair value of the plans' assets, which may require the Corporation to make additional contributions to the plans.  The Corporation can contribute cash to these plans at its discretion and under current authorization from the Board of Directors, the Corporation can contribute up to $500 million of Common Stock, $247 million of which was funded in the fourth quarter of 2001.

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

    Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.  Although uncertainties in acquisition spending could cause modest variations at times, management anticipates that the level of debt-to-capital will remain generally consistent with recent levels over the last year.

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

    Contract costs are incurred over a period of several years, and the estimation of these costs requires management judgment.  The long-term nature of these contracts, the complexity of the products, and the strict safety and performance standards under which they are regulated can affect the Corporation's ability to estimate costs precisely.  As a result, the Corporation updates its cost estimates when circumstances change and warrant a modification to a previous estimate.  Adjustments to contract loss provisions resulting from revisions to cost estimates or changes to customer contractual terms are recorded in earnings upon identification.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Income Taxes

    The future tax benefit arising from net deductible temporary differences and tax carryforwards is $2.4 billion at June 30, 2002 and $2.6 billion at December 31, 2001.  Management believes that the Corporation's earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.  For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

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

Business Acquisitions

    The Corporation completed acquisitions during the first six months of 2002 of $333 million, including $21 million of debt assumed in the acquisition of businesses.  The assets and liabilities of acquired businesses are recorded under the purchase method at their estimated fair values at the dates of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The Corporation had recorded goodwill of $6.9 billion as of June 30, 2002 and $6.8 billion as of December 31, 2001.

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Contracting with the Federal Government

    The Corporation's contracts with the U.S. Government are subject to government investigations and audits. Like many defense contractors, the Corporation has received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. The Corporation has made voluntary refunds in those cases it believes appropriate.  In addition, the Corporation accrues for liabilities associated with those matters that are probable and can be reasonably estimated.  The inherent uncertainty related to the outcome of these audit matters can result in amounts materially different from any provisions we have made with respect to their resolution.  The Corporation recorded sales to the U.S. Government of $1.1 billion and $2.0 billion in the second quarter and six-month period of 2002, respectively, compared to $800 million and $1.6 billion in the second quarter and six-month period of 2001.

Recent Accounting Guidance

    In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" was issued.  The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective for the Corporation on January 1, 2003.  The Corporation is currently reviewing the provisions of SFAS 143 to determine the standard's impact upon adoption.

    In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued.  This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions.  The adoption of this statement will not have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.

    In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued.  This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Corporation on January 1, 2003.  The Corporation is currently reviewing the provisions of SFAS 146 to determine the standard's impact upon adoption.

    Item 3. Quantitative and Qualitative Disclosures about Market Risk

    There has been no significant change in the Corporation's exposure to market risk during the first six months of 2002.  For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 2001.

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

  The effect of economic downturns or growth in particular regions

  The effect of  changes in the level of activity in particular industries or markets

  The scope, nature or impact of acquisition activity and integration into the Corporation's businesses

  Product developments and new business opportunities

  Restructuring costs and savings

  The outcome of contingencies

  Future repurchases of Common Stock

  Future levels of indebtedness and capital spending.

    All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  This Quarterly Report on Form 10‑Q includes important information as to risk factors in the "Notes to Condensed Consolidated Financial Statements" under the heading "Contingent Liabilities" and in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment," "Results of Continuing Operations," "Restructuring," "Liquidity and Financial Position" and "Critical Accounting Policies."  The Corporation's Annual Report on Form 10-K for 2001 also includes important information as to risk factors in the "Business" section under the headings "Description of Business by Operating Segment," "Other Matters Relating to the Corporation's Business as a Whole" and "Legal Proceedings."  Additional important information as to risk factors is included in the Corporation's 2001 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Restructuring and Other Costs."  For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part II – Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

The Corporation held its Annual Meeting of Shareowners on April 10, 2002.

The following individuals were nominated and elected to serve as directors:

George David, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Frank P. Popoff, H. Patrick Swygert, Andre Villeneuve, H. A. Wagner and Sanford I. Weill.

The Shareowners voted as follows on the following matters:

  Election of Directors.  The voting results for each nominee are as follows:
NAME	VOTES FOR	VOTES WITHHELD

George David	428,757,478	7,563,033
Jean-Pierre Garnier	428,883,211	7,437,300
Jamie S. Gorelick	426,078,040	10,242,471
Charles R. Lee	428,864,613	7,455,898
Richard D. McCormick	426,520,369	9,800,142
Frank P. Popoff	426,441,411	9,879,100
H. Patrick Swygert	428,558,457	7,762,054
Andre Villeneuve	426,478,277	9,842,234
H. A. Wagner	426,472,536	9,847,975
Sanford I. Weill	422,054,677	14,265,834
  The reappointment of the Corporation's independent accountants was approved by a count of 413,375,300 votes for, 15,675,777 votes against and 7,268,002 votes abstaining.
  A shareowner proposal concerning disclosure of political contributions was rejected by a count of 14,598,211 votes for, and 341,760,286 votes against, with 27,581,216 votes abstaining and 52,379,396 broker non-votes.
  A shareowner proposal concerning weaponization of space was rejected by a count of 14,980,373 votes for, and 338,101,222 votes against, with 30,858,118 votes abstaining and 52,379,396 broker non-votes.

  A shareowner proposal concerning use of measures of human capital in connection with the awarding of performance-based executive compensation was rejected by a count of 16,070,148 votes for, and 343,285,283 votes against, with 24,584,282 votes abstaining and 52,379,396 broker non-votes.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

 Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits

(12)	Statement re: computation of ratio of earnings to fixed charges. *
(15)	Letter re: unaudited interim financial information. *

    (b)    Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

*Submitted electronically herewith.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: August 1, 2002	By: /s/ David J. FitzPatrick
David J. FitzPatrick
Senior Vice President, Chief Financial Officer

Dated: August 1, 2002	By: /s/ David G. Nord
David G. Nord
Vice President, Controller

Dated: August 1, 2002	By: /s/ William H. Trachsel
William H. Trachsel
Senior Vice President, General Counsel and Secretary

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

*Submitted electronically herewith.