Form 10-Q
period 2002-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2002-10-22
CIK 101829

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

At September 30, 2002 there were 473,664,759 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2002

"Corporation," unless the context otherwise requires, means United Technologies Corporation or UTC and its subsidiaries.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part I – Financial Information

Item 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

In Millions (except per share amounts)	Quarter Ended September 30,
	2002	2001
Revenues
Product sales	$5,500	$5,084
Service sales	1,750	1,650
Financing revenues and other income, net	49	186
	7,299	6,920
Costs and expenses
Cost of products sold	4,114	3,860
Cost of services sold	1,124	1,063
Research and development	270	318
Selling, general and administrative	789	857
Interest	93	100
	6,390	6,198

Income before income taxes and minority interests	909	722
Income taxes	258	129
Minority interests	39	28
Net income	$612	$565

Earnings per share of Common Stock
Basic	$1.28	$1.19
Diluted	$1.21	$1.12

Dividends per share of Common Stock	$.245	$.225

Average number of shares outstanding
Basic	473	470
Diluted	505	504

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

In Millions (except per share amounts)	Nine Months Ended September 30,
	2002	2001
Revenues
Product sales	$15,766	$15,697
Service sales	5,076	4,895
Financing revenues and other income, net	155	331
	20,997	20,923
Costs and expenses
Cost of products sold	11,601	11,784
Cost of services sold	3,312	3,135
Research and development	913	953
Selling, general and administrative	2,341	2,463
Interest	288	316
	18,455	18,651

Income before income taxes and minority interests	2,542	2,272
Income taxes	722	594
Minority interests	117	85
Net income	$1,703	$1,593

Earnings per share of Common Stock
Basic	$3.55	$3.34
Diluted	$3.36	$3.14

Dividends per share of Common Stock	$.735	$.675

Average number of shares outstanding
Basic	473	470
Diluted	506	506

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2002	December 31, 2001
In Millions	(Unaudited)
Assets

Cash and cash equivalents	$2,301	$1,558
Accounts receivable, net	4,390	4,093
Inventories and contracts in progress, net	3,967	3,973
Future income tax benefits	1,287	1,378
Other current assets	284	261
Total Current Assets	12,229	11,263
Fixed assets	10,719	10,405
Less: Accumulated depreciation	(6,200)	(5,856)
	4,519	4,549
Goodwill	6,937	6,802
Other assets	4,807	4,355

Total Assets	$28,492	$26,969

Liabilities and Shareowners' Equity

Short-term borrowings	$304	$588
Accounts payable	2,155	2,156
Accrued liabilities	5,782	5,493
Long-term debt currently due	46	134
Total Current Liabilities	8,287	8,371

Long-term debt	4,667	4,237
Future pension and postretirement benefit obligations	2,697	2,703
Other long-term liabilities	2,739	2,860

Series A ESOP Convertible Preferred Stock	723	743
ESOP deferred compensation	(297)	(314)
	426	429
Shareowners' Equity:
Common Stock	5,380	5,090
Treasury Stock	(4,648)	(4,404)
Retained earnings	10,432	9,149
Accumulated other non-shareowners' changes in equity	(1,488)	(1,466)
	9,676	8,369
Total Liabilities and Shareowners' Equity	$28,492	$26,969

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

In Millions	Nine Months Ended September 30,

	2002	2001
Operating Activities:
Net income	$1,703	$1,593
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	537	667
Deferred income tax provision	202	85
Change in:
Accounts receivable	(168)	(56)
Inventories and contracts in progress	85	(338)
Accounts payable and accrued liabilities	(6)	1
Other current assets	(31)	1
Other, net	(72)	71
Net cash flows provided by operating activities	2,250	2,024

Investing Activities:
Capital expenditures	(405)	(588)
Investments in businesses	(323)	(416)
Dispositions of businesses	8	15
Increase in customer financing assets, net	(144)	(82)
Other, net	14	11
Net cash flows used in investing activities	(850)	(1,060)

Financing Activities:
Issuance of long-term debt	501	500
Repayment of long-term debt	(192)	(317)
(Decrease) increase in short-term borrowings, net	(263)	187
Common Stock issued under employee stock plans	181	272
Dividends paid on Common Stock	(348)	(318)
Repurchase of Common Stock	(394)	(538)
Other, net	(130)	(117)
Net cash flows used in financing activities	(645)	(331)

Effect of foreign exchange rate changes on Cash and cash equivalents	(12)	(16)
Net increase in Cash and cash equivalents	743	617

Cash and cash equivalents, beginning of year	1,558	748
Cash and cash equivalents, end of period	$2,301	$1,365

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

    The Condensed Consolidated Financial Statements at September 30, 2002 and for the quarters and nine-month periods ended September 30, 2002 and 2001 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2001. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Employee Benefit Plans

    During the third quarter of 2002, the Corporation contributed $253 million of common stock to its U.S. defined benefit pension plans. This contribution was in addition to the fourth quarter 2001 contribution of $247 million of common stock, under a total authorization from the Board of Directors of $500 million. These contributions were made from shares of the Corporation's Treasury Stock. As of September 30, 2002, the total investment by the defined benefit pension plans in the Corporation's securities, including the transactions described above, was less than 6% of total plan assets.

    In October 2002, the Corporation made a voluntary cash contribution of $500 million to its U.S. pension plans for a total of $1 billion of cash and stock contributions during the last twelve months.

    In September 2002, the Corporation modified the post-retirement medical and life insurance benefits provided to certain employees resulting in the recognition of a $43 million curtailment gain in the quarter. The gain was recorded in segment cost of products sold and selling, general and administrative expenses and was not material to the results of any individual segment.

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

Quarterly Activity

    At September 30, 2002 and 2001, the fair value of derivatives held by the Corporation, including those embedded in other contracts, was a net liability of $15 million and $50 million, respectively. The non-shareowner changes in equity associated with hedging activity during the nine-month periods ended September 30, 2002 and 2001 were as follows:

In Millions, net of tax	2002	2001

Balance at January 1	$(23)	$-
Cash flow hedging loss, net	(20)	(49)
Net loss reclassified to sales or cost of products sold	24	20
Balance at September 30	$(19)	$(29)

    Of the amount recorded in shareowners' equity, a $26 million pre-tax loss is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to discontinuance of cash flow hedges and ineffectiveness of cash flow hedges during the quarter ended September 30, 2002 were immaterial. All open derivative contracts mature by September 2006.

Non-Shareowners' Changes in Equity

    Non-shareowners' changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners' changes in equity is provided below.

In Millions	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income	$612	$565	$1,703	$1,593
Foreign currency translation, net	(70)	3	(17)	(118)
Unrealized holding gain (loss) on marketable equity securities, net	7	(4)	(9)	(6)
Cash flow hedging (loss) gain, net	(25)	(13)	4	(29)
	$524	$551	$1,681	$1,440

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Inventories and Contracts in Progress

In Millions	September 30, 2002	December 31, 2001

Inventories consist of the following:
Raw material	$753	$728
Work-in-process	1,044	1,208
Finished goods	2,542	2,176
Contracts in progress	2,095	2,106
	6,434	6,218
Less:
Progress payments, secured by lien, on U.S. Government contracts	(118)	(146)
Billings on contracts in progress	(2,349)	(2,099)
	$3,967	$3,973

Investments in Businesses

    During the first nine months of 2002, the Corporation invested $344 million, including $21 million of debt assumed, in the acquisition of businesses. Those investments consisted primarily of Sikorsky's second quarter acquisition of Derco and aerospace industry acquisitions at Pratt & Whitney. The results of operations of acquired businesses have been included in the Condensed Consolidated Statement of Operations beginning on the effective date of each acquisition. The pro forma results, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Goodwill and Other Intangible Assets

    Effective January 1, 2002, the Corporation ceased the amortization of goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Net income and basic and diluted earnings per share for the quarter and nine months ended September 30, 2002 and 2001, with 2001 results adjusted to exclude amounts no longer being amortized, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions (except per share amounts)	2002	2001	2002	2001

Reported Net Income	$612	$565	$1,703	$1,593
Adjustments:
Goodwill amortization	-	58	-	172
Income taxes	-	(4)	-	(12)
Minority interest in subsidiaries' earnings	-	-	-	(1)
Adjusted Net Income	$612	$619	$1,703	$1,752

Basic earnings per share
Reported	$1.28	$1.19	$3.55	$3.34
Adjusted	$-	$1.31	$-	$3.68

Diluted earnings per share
Reported	$1.21	$1.12	$3.36	$3.14
Adjusted	$-	$1.23	$-	$3.45

    The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by segment, are as follows:

In Millions	Otis	Carrier	Pratt & Whitney	Flight Systems	Total Segments	Eliminations and Other	Total

Balance as of January 1, 2002	$727	$2,012	$367	$3,696	$6,802	-	$6,802
Goodwill resulting from business combinations completed or finalized	1	16	69	21	107	-	107
Foreign currency translation and other	25	(10)	-	17	32	$(4)	28
Balance as of September 30, 2002	$753	$2,018	$436	$3,734	$6,941	$(4)	$6,937

    The increase in goodwill during the nine months ended September 30, 2002 resulted principally from business combinations completed or finalized in the period, including first quarter aerospace industry acquisitions at Pratt & Whitney and Sikorsky's acquisition of Derco in the second quarter, partially offset by finalization of purchase accounting adjustments for Hamilton Sundstrand's acquisition of Claverham. Goodwill is subject to annual impairment testing as required under SFAS 142. As of September 30, 2002, the Corporation has not recognized any goodwill impairment. There can be no assurance that goodwill impairment will not occur in the future.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Identifiable intangible assets as of September 30, 2002 are recorded in Other assets in the Condensed Consolidated Balance Sheet and are comprised of:

In Millions	Gross Amount	Accumulated Amortization	Net Intangible Assets

Amortized Intangible Assets
Purchased service contracts	$619	$(185)	$434
Patents and trademarks	151	(24)	127
Other, principally customer relationships	83	(17)	66
	$853	$(226)	$627

    Amortization of intangible assets for the quarter and nine months ended September 30, 2002 was $16 million and $39 million, respectively. Amortization expense of these intangible assets for 2002 to 2006 is estimated to be approximately $45 million per year.

Restructuring

    During the nine months ended September 30, 2002, the Corporation recorded pre-tax restructuring and related charges totaling $196 million, principally in the Carrier segment and in the commercial aerospace businesses. These charges relate to ongoing cost reduction efforts focused on improving the level of organizational efficiency and consolidation of manufacturing, sales and service facilities, and include $152 million recorded in cost of sales, $42 million in selling, general and administrative expenses, and $2 million in financing revenues and other income, net.

    The $196 million of year-to-date restructuring and related charges includes $102 million recorded in the first quarter, $29 million in the second quarter and $65 million in the third quarter of 2002.

    The charges included accruals of $103 million for severance and related employee termination costs, $44 million for asset write-downs, largely related to the disposal of manufacturing assets and facilities that are no longer to be utilized, and $16 million for facility exit and lease termination costs. Additional charges associated with these restructuring actions totaling $33 million that were not accruable at the time were also recorded in the nine-month period of 2002, primarily in the Carrier segment.

    The 2002 actions are expected to result in net workforce reductions of approximately 3,800 salaried and hourly employees, the elimination of approximately 1.4 million square feet of facilities and the disposal of assets associated with exited facilities. As of September 30, 2002, reductions of approximately 2,100 employees and approximately 1.2 million square feet remain under the programs. The programs are expected to be completed in 2003.

    During the second half of 2001, the Corporation recorded pre-tax charges totaling $348 million associated with ongoing cost reduction efforts and to address challenging market conditions in the commercial airline industry. These programs are expected to result in net workforce reductions of approximately 8,700 salaried and hourly employees, the elimination of approximately 2.3 million square feet of facilities and the disposal of assets associated with exited facilities. As of September 30, 2002, reductions of approximately 1,300 employees and approximately 500 thousand square feet remain under the programs. The programs are expected to be completed by the end of 2002.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    During the third quarter of 2002, $44 million of severance and related costs, $6 million of asset write-downs and $5 million of facility exit and lease termination accruals were utilized under the 2001 and 2002 programs. As of September 30, 2002, approximately $152 million of severance and related costs and $20 million of facility exit and lease termination accruals remain under the 2001 and 2002 programs.

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

Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions (except per share amounts)	2002	2001	2002	2001

Net income	$612	$565	$1,703	$1,593
Less: ESOP Stock dividends	(7)	(7)	(23)	(23)
Basic earnings	605	558	1,680	1,570
ESOP Stock adjustment	7	7	22	21
Diluted earnings	$612	$565	$1,702	$1,591

Average shares:
Basic	473	470	473	470
Stock awards	6	8	7	10
ESOP Stock	26	26	26	26
Diluted	505	504	506	506

Earnings per share of Common Stock
Basic	$1.28	$1.19	$3.55	$3.34
Diluted	$1.21	$1.12	$3.36	$3.14

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Segment Financial Data

    The Corporation's operations are classified into four principal segments: Otis, Carrier, Pratt & Whitney and Flight Systems. Those segments are generally determined based upon the management of the business and on the basis of separate groups of operating companies, each with general operating autonomy over diversified products and services.

    Segment financial data include the results of all majority-owned businesses, consistent with the management reporting of these businesses. For certain of these subsidiaries, minority shareholders have rights, which under the provisions of Emerging Issues Task Force ("EITF") 96-16, overcome the presumption of control. In the Corporation's consolidated results, these subsidiaries are accounted for using the equity method of accounting. The substantive participating rights granted by contract to minority shareholders that overcome the presumption of control include minority participation in the appointment, dismissal and compensation of senior management, approval of organizational structure changes, policies, annual operating and capital plans, including approval of merger and acquisition investment activities, and annual dividend plans. These and other participating rights that allow the minority shareholder to participate in decisions that occur as part of the ordinary course of business are represented through the minority shareholder's ability to block actions proposed by the majority interest. Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries.

Recent Accounting Guidance

    In September 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact the recognition of costs under the Corporation's existing programs. Adoption of this standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and nine-month periods ended September 30, 2002 and 2001, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 17, 2002, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT AUDITORS

To the Shareowners of
  United Technologies Corporation

    We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and its consolidated subsidiaries for the quarters and nine-months ended September 30, 2002 and 2001, the condensed consolidated statement of cash flows for the nine-months ended September 30, 2002 and 2001, and the condensed consolidated balance sheet as of September 30, 2002. This financial information is the responsibility of the Corporation's management.

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
October 17, 2002

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

    As worldwide businesses, the Corporation's operations are affected by global and regional industry, economic and political factors. Current conditions in the commercial airline industry, retail refrigeration industries and commercial HVAC and construction markets had a negative impact on the Corporation's consolidated results and are expected to continue to present challenges to the Corporation's businesses operating in these markets. In addition, the defense portion of the Corporation's aerospace businesses is affected by changes in market demand and the global political environment. The Corporation's participation in long-term production and development programs for the U.S. government has contributed to the Corporation's results in the first nine months of 2002 and is expected to continue for the remainder of 2002. During the first nine months of 2002, foreign currencies had a favorable impact on the Corporation's consolidated results due primarily to the strengthening of the Euro in relation to the U.S. dollar during the second and third quarters of 2002. In general, the diversity of the Corporation's businesses and global market presence has limited, and is expected to continue to limit, the impact of any one industry or the economy of any single country on the consolidated results.

    The Corporation's growth strategy contemplates acquisitions in its core businesses. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved can affect the Corporation's operations and results.

    Traffic growth, load factors, worldwide profits, and general economic activity have historically been reliable indicators for new aircraft and after-market orders in the aerospace industry. Spare part sales and aftermarket service trends are impacted by factors including usage, pricing, regulatory changes and retirement of older aircraft. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits. Current conditions in the airline industry include reduced flight schedules, an increased number of idle aircraft, workforce reductions and declining financial performance. Airlines and aircraft manufacturers have continued to reduce supplier bases and seek lower cost packages. These conditions have resulted in decreased commercial aerospace volume and orders in the Corporation's aerospace businesses and are expected to continue.

    The Corporation's products and services are regulated by strict safety and performance standards, particularly in the commercial engine business. These standards can create uncertainty regarding the profitability of commercial engine programs.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    There have been no other significant changes in the Corporation's business environment during the first nine months of 2002.

RESULTS OF CONTINUING OPERATIONS

    Consolidated revenues increased $379 million (5%) to $7.3 billion in the third quarter of 2002 and were relatively flat in the nine-month period of 2002 compared to the same periods in 2001. Foreign currency translation increased consolidated revenues 2% in the third quarter and had a minimal impact in the nine-month period of 2002. The third quarter increase reflects increased helicopter shipments at Sikorsky and military revenue at Pratt & Whitney, and growth at Otis and Carrier, partially offset by declines in commercial spare parts in the aerospace businesses. Revenues for the nine-month period reflect growth at Otis and Sikorsky, largely offset by lower volume at Carrier and at Pratt & Whitney.

    Financing revenues and other income decreased $137 million (74%) and $176 million (53%) in the third quarter and nine-month period of 2002 compared to the same periods in 2001. The third quarter and nine-month decreases are due primarily to interest income associated with the favorable settlement of certain tax audits recorded in the third quarter of 2001.

    Gross margin as a percentage of sales increased nine-tenths of a percent in both the third quarter and nine-month period of 2002 compared to 2001. Excluding the $151 million restructuring charge recorded in the third quarter of 2001 and the absence of goodwill amortization in 2002, gross margin decreased 2.2% in the third quarter of 2002 and decreased seven tenths of a percent in the nine-month period of 2002 compared to the same periods in 2001. The third quarter decrease reflects the margin impact of reduced commercial spares in the aerospace businesses, a decline in small engine volume at Pratt & Whitney, and lower margin helicopter shipments at Sikorsky. The nine-month decrease also reflects $152 million of 2002 restructuring charges, partially offset by an approximate $100 million settlement of environmental claims.

    Research and development spending decreased $48 million (15%) and $40 million (4%) in the third quarter and the nine-month period of 2002 compared to the same periods of 2001. The third quarter and nine-month decreases are primarily associated with the variable nature of engineering development program schedules at Pratt & Whitney and cost reduction actions at Carrier. The nine-month amount also reflects increased spending on Sikorsky's S/H-92 programs. As a percentage of sales, research and development was 3.7% and 4.4% in the third quarter and nine-month period of 2002, as compared to 4.7% and 4.6% in the same periods of 2001. Research and development is expected to be approximately 4.5% of sales in 2002.

    Selling, general and administrative expenses decreased $68 million (8%) and $122 million (5%) in the third quarter and nine-month period of 2002 compared to the same periods of 2001. The third quarter and nine-month period decreases are due primarily to $71 million of third quarter 2001 restructuring charges and a portion of the third quarter 2002 curtailment gain partially offset by 2002 restructuring charges. The nine-month decrease also reflects the benefit of prior cost reduction actions, principally at Carrier. As a percentage of sales, these expenses were 10.9% and 11.2% in the third quarter and nine-month period of 2002, as compared to 12.7% and 12.0% in the same periods of 2001.

    Interest expense decreased $7 million (7%) and $28 million (9%) in the third quarter and nine-month period of 2002 compared to 2001. The decrease is due primarily to lower short-term borrowings in 2002.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The effective income tax rate for the third quarter and nine-month period of 2002 was 28.4% as compared to 17.9% and 26.1% for the same periods of 2001. The 2001 rates reflect the impact of the third quarter 2001 favorable settlement of certain prior year tax audits. Excluding the favorable settlement of these tax audits, the effective income tax rate was 30.0% for both the third quarter and nine-month period of 2001. The effective tax rate for the third quarter and nine-month period of 2002 was reduced as a result of the increase in pre-tax income from discontinuing amortization of non-deductible goodwill in accordance with SFAS 142. The effective tax rate for the third quarter and first nine months of 2001, adjusted for the impact of SFAS 142 and the favorable settlement of prior year tax audits in 2001, was 28.2%.

    Net income increased $47 million (8%) and $110 million (7%) for the third quarter and nine-month period of 2002 when compared with the same periods in 2001. Diluted earnings per share increased $.09 (8%) and $.22 (7%) for the third quarter and nine-month period of 2002 when compared with the same periods in 2001. The favorable impact of foreign currency provided two cents in diluted earnings per share during the third quarter of 2002 and three cents for the nine-month period of 2002. Both net income and diluted earnings per share for 2002 include the impact of discontinuing amortization of goodwill in accordance with SFAS 142. Net income for the third quarter and nine-month period of 2001, adjusted to exclude amounts no longer being amortized, was $619 million and $1.8 billion. Diluted earnings per share for the third quarter and nine-month period of 2001, adjusted to exclude amounts no longer being amortized, were $1.23 and $3.45.

Restructuring Costs

    As described in the Notes to Condensed Consolidated Financial Statements, during the nine months ended September 30, 2002, the Corporation recorded pre-tax restructuring and related charges totaling $196 million, principally at Carrier and in the commercial aerospace businesses. These charges relate to ongoing cost reduction efforts focused on improving the level of organizational efficiency and consolidation of manufacturing, sales and service facilities, and include $152 million recorded in cost of sales, $42 million in selling, general and administrative expenses, and $2 million in financing revenues and other income, net.

    The $196 million of year-to-date restructuring and related charges includes $102 million recorded in the first quarter, $29 million in the second quarter and $65 million in the third quarter of 2002. The amounts recorded in the second and third quarters of 2002 were not material to segment results.

    The charges included accruals of $103 million for severance and related employee termination costs, $44 million for asset write-downs, largely related to the disposal of manufacturing assets and facilities that are no longer to be utilized, and $16 million for facility exit and lease termination costs. Additional charges associated with these restructuring actions totaling $33 million that were not accruable at the time were also recorded in the nine-month period of 2002, primarily in the Carrier segment.

    The 2002 actions are expected to result in net workforce reductions of approximately 3,800 salaried and hourly employees, the elimination of approximately 1.4 million square feet of facilities and the disposal of assets associated with exited facilities. During the year, the Corporation incurred pre-tax cash outflows related to the 2002 programs of approximately $48 million, which were funded by cash generated from operations. Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $160 million annually. As of September 30, 2002, reductions of approximately 2,100 employees and approximately 1.2 million square feet remain under the programs. The programs are expected to be completed in 2003.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    During the second half of 2001, the Corporation recorded pre-tax charges of $348 million associated with ongoing cost reduction efforts and to address challenging market conditions in the commercial airline industry. In the current year, the Corporation incurred pre-tax cash outflows related to the 2001 programs of approximately $100 million, which were funded by cash generated from operations. Recurring pre-tax savings, associated primarily with net reductions in workforce and facility closures, are expected to increase over a two-year period to approximately $300 million annually. As of September 30, 2002, reductions of approximately 1,300 employees and approximately 500 thousand square feet remain under the programs. The programs are expected to be completed by the end of 2002.

    During the third quarter of 2002, $44 million of severance and related costs, $6 million of asset write-downs and $5 million of facility exit and lease termination accruals were utilized under the 2001 and 2002 programs. As of September 30, 2002, approximately $152 million of severance and related costs and $20 million of facility exit and lease termination accruals remain under the 2001 and 2002 programs.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Segment Review

    Revenues, operating profits and operating profit margins of the Corporation's principal segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. As discussed in the Notes to the Condensed Consolidated Financial Statements, for certain of these subsidiaries, minority shareholders have rights which overcome the presumption of control. In the consolidated results, these subsidiaries are accounted for using the equity method of accounting. Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries. Results for the quarters and nine-month periods ended September 30, 2002 and 2001 are as follows:

In Millions of Dollars	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended September 30,	2002	2001	2002*	2001**	2002*	2001**

Otis	$1,745	$1,554	$285	$164	16.3%	10.6%
Carrier	2,340	2,230	276	105	11.8%	4.7%
Pratt & Whitney	1,882	1,894	333	337	17.7%	17.8%
Flight Systems	1,500	1,257	199	174	13.3%	13.8%
Total segment	7,467	6,935	1,093	780	14.6%	11.2%
Eliminations and other	(168)	(15)	(43)	89
General corporate expenses	-	-	(48)	(47)
Consolidated	$7,299	$6,920	1,002	822
Interest expense			(93)	(100)
Income before income taxes and minority interests			$909	$722

*As described in the Notes to Condensed Consolidated Financial Statements, during the third quarter of 2002, the Corporation recorded a curtailment gain in the segments associated with the modification of its post-retirement medical and life insurance benefits. The gain was more than offset by restructuring and related charges recorded in the segments in the quarter.

**Effective January 1, 2002, the Corporation adopted SFAS 142 which requires that intangible assets deemed to have indefinite lives and goodwill are no longer subject to amortization. Goodwill amortization recorded in segment operating profits for the quarter ended September 30, 2001 is as follows: Otis - $8, Carrier - $17, Pratt & Whitney - $7, and Flight Systems - $26. Excluding goodwill amortization, third quarter 2001 segment operating profits and related operating profit margins are as follows: Otis - $172 (11.1%), Carrier - $122 (5.5%), Pratt & Whitney - $344 (18.2%), and Flight Systems - $200 (15.9%).

Third quarter 2001 restructuring charges included in segment operating profit are as follows:
Otis - $72, Carrier - $129, Pratt & Whitney - $15, and Flight Systems - $8. Excluding these restructuring charges, segment operating profit and related profit margins are as follows: Otis - $236 (15.2%), Carrier - $234 (10.5%), Pratt & Whitney - $352 (18.6%), and Flight Systems - $182 (14.5%).

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

	Revenues		Operating Profit		Operating Profit Margin
Nine Months Ended September 30,	2002	2001	2002***	2001****	2002***	2001****

Otis	$4,961	$4,639	$782	$607	15.8%	13.1%
Carrier	6,777	6,928	672	553	9.9%	8.0%
Pratt & Whitney	5,597	5,729	986	1,033	17.6%	18.0%
Flight Systems	4,088	3,848	549	521	13.4%	13.5%
Total segment	21,423	21,144	2,989	2,714	14.0%	12.8%
Eliminations and other	(426)	(221)	-	27
General corporate expenses	-	-	(159)	(153)
Consolidated	$20,997	$20,923	2,830	2,588
Interest expense			(288)	(316)
Income before income taxes and minority interests			$2,542	$2,272

***As described in the Notes to Condensed Consolidated Financial Statements, the Corporation recorded pre-tax restructuring and related charges totaling $196 million, principally in the Carrier segment and the commercial aerospace businesses. This amount includes $102 million in the first quarter, $29 million in the second quarter and $65 million in the third quarter of 2002. The third quarter charges were largely offset by a curtailment gain, recorded in the segments, associated with the Corporation's modification of its post retirement medical and life insurance benefits.

****Goodwill amortization recorded in segment operating profits for the nine months ended September 30, 2001 is as follows: Otis - $22, Carrier - $54, Pratt & Whitney - $18, and Flight Systems - $78. Excluding goodwill amortization, segment operating profits and related operating profit margins for the nine months ended September 30, 2001 are as follows: Otis - $629 (13.6%), Carrier - $607 (8.8%), Pratt & Whitney - $1,051 (18.3%), and Flight Systems - $599 (15.6%).

Third quarter 2001 restructuring charges included in segment operating profit are as follows:
Otis - $72, Carrier - $129, Pratt & Whitney - $15, and Flight Systems - $8. Excluding these restructuring charges, segment operating profit and related profit margins are as follows: Otis - $679 (14.6%), Carrier - $682 (9.8%), Pratt & Whitney - $1,048 (18.3%), and Flight Systems - $529 (13.8%).

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Otis revenues increased $191 million (12%) and $322 million (7%) in the third quarter and nine-month period of 2002 compared to the same periods of 2001. Excluding the favorable impact of currencies, largely reflecting the strength of the Euro in relation to the U.S. dollar, revenues increased 7% and 6% in the third quarter and nine-month period of 2002, due to growth in all geographic regions. The third quarter and nine-month increases include approximately three percentage points of organic growth, as well as the impact of recent acquisitions.

    Otis operating profits increased $121 million (74%) and $175 million (29%) in the third quarter and nine-month period of 2002 compared to 2001. Excluding the third quarter 2001 restructuring charges, operating profit increased $49 million (21%) and $103 million (15%) in the third quarter and nine-month period of 2002 compared to the same periods in 2001. The third quarter and nine-month increase reflects profit improvement in all regions, primarily due to the profit impact of increased revenues, including those from recent acquisitions, and productivity improvements. Foreign currency translation increased operating profits by 6% and 1% in the third quarter and nine-month period of 2002.

    Carrier revenues increased $110 million (5%) and decreased $151 million (2%) in the third quarter and nine-month period of 2002 compared to 2001. The third quarter increase primarily reflects increased volume in the transport refrigeration business and in the North American residential HVAC business, due to a warmer summer selling season in the U.S. The nine-month decrease reflects continued weakness in the commercial refrigeration businesses and in Latin America, partially offset by increased volume in the transport refrigeration business. In the third quarter and nine-month period of 2002, Carrier continued to experience market weakness in both the North American and European commercial HVAC markets. Foreign currency translation increased revenues 1% during the third quarter and had minimal impact in the nine-month period, due primarily to the strength of the U.S. dollar in relation to Latin American currencies, partially offset by the strengthening of the Euro in the second and third quarters of 2002.

    Carrier's operating profits increased $171 million (163%) and $119 million (22%) in the third quarter and in the nine-month period of 2002 compared to 2001. Excluding the third quarter 2001 restructuring charges, operating profit increased $42 million (18%) and decreased $10 million (1%) in the third quarter and nine-month period of 2002 compared to the same periods in 2001. The third quarter increase was due primarily to the benefit of prior cost reduction actions, the discontinuance of goodwill amortization and the margin impact of increased volume, partially offset by competitive HVAC pricing pressure. The nine-month decrease primarily reflects 2002 restructuring charges, principally recorded in the first quarter, and the profit impact of reduced volume, partially offset by the benefit of cost reduction actions and the absence of goodwill amortization.

    Pratt & Whitney revenues decreased $12 million (1%) and $132 million (2%) in the third quarter and nine-month period of 2002 compared to 2001. The third quarter and nine-month decreases were due primarily to lower volume at Pratt & Whitney Power Systems, declines in commercial spare parts, reflecting current conditions in the commercial airline industry, and lower volume at Pratt & Whitney Canada. These decreases were partially offset by increases in military engine and commercial overhaul and repair revenue. Consistent with the Corporation's expectations, commercial spare parts orders declined, less than 20%, for the nine month period of 2002 compared to the same period in 2001.

    Pratt & Whitney operating profits decreased $4 million (1%) and $47 million (5%) in the third quarter and nine-month period of 2002 compared to 2001, primarily reflecting lower volume at Pratt & Whitney Canada, declines in commercial spare parts and lower volume at Pratt & Whitney Power Systems, partially offset by higher military engine and commercial overhaul and repair profits. The third quarter results also reflect estimated costs to support product warranties to certain customers and favorable commercial engine contract adjustments in the quarter. The nine-month decrease also reflects costs associated with the PW6000 program and the favorable impact of commercial engine contract changes recorded in the first quarter of 2002.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Flight Systems revenues increased $243 million (19%) and $240 million (6%) in the third quarter and nine-month period of 2002 compared to 2001. The third quarter and nine-month increases were due to higher helicopter shipments in the third quarter, and increased aftermarket revenues at Sikorsky, resulting, in part, from the acquisition of Derco in the second quarter of 2002. These increases were partially offset by lower commercial aftermarket and industrial volume at Hamilton Sundstrand.

Flight Systems operating profits increased $25 million (14%) and $28 million (5%) in the third quarter and nine-month period of 2002 compared to 2001. These increases were due primarily to the discontinuance of goodwill amortization and third quarter 2001 restructuring charges. Excluding these items, Flight Systems operating profits decreased $9 million (4%) and $58 million (10%) in the third quarter and nine-month period of 2002 compared to 2001. The third quarter decrease reflects lower commercial aftermarket and industrial volume at Hamilton Sundstrand, partially offset by higher helicopter shipments and aftermarket profit at Sikorsky. The nine-month decrease primarily reflects lower commercial aftermarket and industrial volume at Hamilton Sundstrand.

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

In Millions of Dollars	September 30, 2002	December 31, 2001	September 30, 2001

Cash and cash equivalents	$2,301	$1,558	$1,365
Total debt	5,017	4,959	5,241
Net debt (total debt less cash)	2,716	3,401	3,876
Shareowners' equity	9,676	8,369	8,432
Debt to total capitalization	34%	37%	38%
Net debt to total capitalization	22%	29%	31%

    Net cash flows provided by operating activities increased $226 million in the first nine months of 2002 compared to the corresponding period in 2001, due to improved operating performance and lower working capital levels.

    Cash used in investing activities decreased $210 million in the first nine months of 2002 compared with the same period of 2001, primarily due to lower capital expenditures and investments in businesses. The decrease in capital expenditures is due to a rationalization of capital projects, resulting in lower capital expenditures in the first nine months of 2002, and represents the majority of the anticipated decline in capital spending for the full year 2002. Cash spending for investments in businesses for the first nine months of 2002 was $323 million and includes Sikorsky's second quarter acquisition of Derco and Pratt & Whitney's first quarter aerospace acquisitions as well as other smaller industry-consolidating transactions. Acquisition activity for the full year 2002 is expected to approximate $400 million.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Customer financing activity was a net use of cash of $144 million in the first nine months of 2002 compared with an $82 million net use of cash in the first nine months of 2001, reflecting higher customer generated financing requirements. While the Corporation expects that 2002 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation had financing and rental commitments of $1.5 billion related to commercial aircraft at September 30, 2002, compared to $1.6 billion at December 31, 2001.

    Net cash flows used in financing activities increased $314 million in the first nine months of 2002 compared with the same period of 2001, due primarily to higher debt and short-term borrowing repayments as well as less Common Stock issued on fewer option exercises, partially offset by lower Common Stock repurchase activity. In April 2002, the Corporation issued $500 million of 6.10% unsubordinated, unsecured, nonconvertible notes due 2012 under shelf registration statements previously filed with the Securities and Exchange Commission (the "Commission"). Under a shelf registration statement previously filed with the Commission, the Corporation can issue up to $1.1 billion of additional debt and equity securities.

    The Corporation repurchased $394 million of Common Stock, representing six million shares, in the first nine months of 2002 under previously announced share repurchase programs. In October 2002, the Corporation announced that the Board of Directors authorized the repurchase of up to 30 million shares. The new authorization replaces the previous share repurchase authority. The Corporation expects total share repurchases in 2002 to approximate $700 million. The share repurchase programs continue to be a use of the Corporation's cash flows and have more than offset the dilutive effect resulting from the issuance of stock and options under stock-based employee benefit programs.

    The funded status of the Corporation's pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. The Corporation contributed $253 million of common stock to its U.S. defined benefit pension plans during the third quarter of 2002. This contribution was in addition to $247 million of common stock that was contributed in the fourth quarter of 2001 under a total $500 million authorization from the Board of Directors. These contributions were made from shares of the Corporation's Treasury Stock. An independent manager has been appointed to hold and dispose of the shares from time to time in the open markets or otherwise. The Corporation can contribute cash to these plans at its discretion and made an additional $500 million voluntary cash contribution to its U.S. plans in October 2002. In addition, upon final measurement of the plans' funded status in the fourth quarter of 2002, the Corporation expects to recognize an additional minimum pension liability through an after tax charge to equity, of up to $2 billion, representing the unfunded accumulated benefit obligation of these plans. Additional contributions may be made in 2003 to meet funding objectives.

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

    Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Although uncertainties in acquisition spending could cause modest variations at times, management anticipates that the year-end 2002 debt-to-capital level will approximate the prior year-end level, including the expected fourth quarter pension-related charge to equity.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

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

    Losses, if any, on long-term contracts are provided for when anticipated. Loss provisions are based upon excess inventoriable manufacturing, engineering, estimated warranty and product guarantee costs over the net revenue from the products contemplated by the specific order. The net revenue is determined based upon an estimate of the quantity, pricing and timing of future product deliveries. The extent of progress toward completion on the Corporation's long-term contracts is generally measured using units of delivery for long-term contracts in the aerospace businesses and the cost-to-cost method for elevator and escalator installation and modernization contracts. Contract accounting also requires estimates of future costs over the performance period of the contract.

    Contract costs are incurred over a period of several years, and the estimation of these costs requires management's judgment. The long-term nature of these contracts, the complexity of the products, and the strict safety and performance standards under which they are regulated can affect the Corporation's ability to estimate costs precisely. As a result, the Corporation reviews its cost estimates on significant contracts on a quarterly basis, and no less than annually, or when circumstances change and warrant a modification to a previous estimate. Adjustments to contract loss provisions resulting from revisions to cost estimates or changes to customer contractual terms are recorded in earnings upon identification.

Income Taxes

    The future tax benefit arising from net deductible temporary differences and tax carryforwards is $2.4 billion at September 30, 2002 and $2.6 billion at December 31, 2001. Management believes that the Corporation's earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Business Acquisitions

    The Corporation completed acquisitions during the first nine months of 2002 of $344 million, including $21 million of debt assumed in the acquisition of businesses. The assets and liabilities of acquired businesses are recorded under the purchase method at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. The Corporation had recorded goodwill of $6.9 billion as of September 30, 2002 and $6.8 billion as of December 31, 2001.

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

Contracting with the Federal Government

    The Corporation's contracts with the U.S. Government are subject to government investigations and audits. Like many defense contractors, the Corporation has received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. The Corporation has made voluntary refunds in those cases it believes appropriate. In addition, the Corporation accrues for liabilities associated with those matters that are probable and can be reasonably estimated. The inherent uncertainty related to the outcome of these audit matters can result in amounts materially different from any provisions we have made with respect to their resolution. The Corporation recorded sales to the U.S. Government of $1.2 billion and $3.2 billion in the third quarter and nine-month period of 2002, respectively, compared to $800 million and $2.4 billion in the third quarter and nine-month period of 2001.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Recent Accounting Guidance

    In September 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact recognition of costs under the Corporation's existing programs. Adoption of this standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Item 3. Quantitative and Qualitative Disclosures about Market Risk

    There has been no significant change in the Corporation's exposure to market risk during the first nine months of 2002. For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 2001.

    Item 4. Controls and Procedures

    During the 90-day period prior to the filing date of this report, management, including the Corporation's Chief Executive Officer and Vice Chairman and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Vice Chairman and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

    There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.  There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

    All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to risk factors in the "Notes to Condensed Consolidated Financial Statements" under the heading "Contingent Liabilities" and in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment," "Results of Continuing Operations," "Restructuring Costs," "Liquidity and Financial Position" and "Critical Accounting Policies." The Corporation's Annual Report on Form 10-K for 2001 also includes important information as to risk factors in the "Business" section under the headings "Description of Business by Segment," "Other Matters Relating to the Corporation's Business as a Whole" and in the "Legal Proceedings" section. Additional important information as to risk factors is included in the Corporation's 2001 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Position" under the headings "Business Environment" and "Restructuring and Other Costs." For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

    On August 14, 2002 the Corporation contributed 4,124,938 shares of its Common Stock valued at $253 million to its U.S. defined benefit pension plans, in accordance with Section 4(2) of the Securities Act of 1933. This contribution will reduce future obligations of the Corporation to fund the plans.

    The Hamilton Sundstrand de Puerto Rico Savings Plan for employees of Hamilton Sundstrand de Puerto Rico (the "Plan") has offered shares of the Corporation's Common Stock, at market prices, as an investment option for employee and employer contributions since January 2001. At that time, the Plan was substantially changed as part of the process of integrating operations of the former Sundstrand Corporation into the Corporation's Hamilton Sundstrand subsidiary. Since that time, the Plan Trustee has acquired approximately 6,700 shares of the Corporation's Common Stock in the open market on behalf of Plan participants. The offer was not registered with the Securities and Exchange Commission due to the Plan's mistaken belief that the offer of the Corporation's Common Stock through the Plan in Puerto Rico was exempt from U.S. securities law registration requirements. The Corporation subsequently determined that the Plan's offer of the Corporation's Common Stock and interests in the Plan were not exempt from these registration requirements and therefore will immediately register the offer of Plan interests and shares of the Corporation's Common Stock with the Securities and Exchange Commission on Form S-8.  The Corporation will also register an offer to rescind any investment  in the Corporation's Common Stock made with employee contributions prior to the filing of the Form S-8.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

(12)	Statement re: computation of ratio of earnings to fixed charges. *
(15)	Letter re: unaudited interim financial information. *

    (b)  Reports on Form 8-K

On August 1, 2002, the Corporation filed a Report on Form 8-K announcing, under Item 9, that George David, Chairman and Chief Executive Officer, and David J. FitzPatrick, Senior Vice President and Chief Financial Officer, each filed with the Securities and Exchange Commission a statement under oath regarding facts and circumstances relating to the Securities Exchange Act filings as required by Section 21(a)(1) of the Securities Exchange Act of 1934.

On September 11, 2002, the Corporation filed a Report on Form 8-K incorporating, under Item 5, a September 10, 2002 press release announcing the election of Stephen F. Page as Chief Financial Officer replacing David J. FitzPatrick who resigned to become Chief Financial Officer of Tyco International.

*Submitted electronically herewith.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: October 22, 2002	By: /s/ Stephen F. Page
Stephen F. Page
Vice Chairman and Chief Financial Officer

Dated: October 22, 2002	By: /s/ David G. Nord
David G. Nord
Vice President, Controller

Dated: October 22, 2002	By: /s/ William H. Trachsel
William H. Trachsel
Senior Vice President, General Counsel and Secretary

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CERTIFICATIONS

I, George David, certify that:

  I have reviewed this quarterly report on Form 10-Q of United Technologies Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ George David
George David
Chairman and Chief Executive Officer
Date: October 22, 2002

    UNITED TECHNOLOGIES CORPORATION
    AND SUBSIDIARIES

    CERTIFICATIONS

 I, Stephen F. Page, certify that:

  I have reviewed this quarterly report on Form 10-Q of United Technologies Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002	/s/ Stephen F. Page Stephen F. Page Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

*Submitted electronically herewith.