Form 10-K
period 2002-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2003-02-10
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-812

UNITED TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06 0570975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Financial Plaza, Hartford, Connecticut	06103
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (860) 728-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($1 par value)	New York Stock Exchange
(CUSIP 913017 10 9)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No __.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X . No __.

At January 31, 2003, there were 470,366,023 shares of Common Stock outstanding. The aggregate market value of the voting Common Stock held by non-affiliates at January 31, 2003 was approximately $29,844,016,541, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Portions of the United Technologies Corporation 2002 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV hereof; and (2) Portions of the United Technologies Corporation Proxy Statement for the 2003 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not to be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

UNITED TECHNOLOGIES CORPORATION

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2002

        Whenever reference is made in this Form 10-K to specific sections or pages of the Corporation's 2002 Annual Report to Shareowners, such sections or pages, as applicable, are incorporated herein by reference. The "Corporation", unless the context requires otherwise, means United Technologies Corporation (or UTC) and its subsidiaries.

Item 1. Business

General

        United Technologies Corporation was incorporated in Delaware in 1934. Growth is attributable to acquisitions and the internal development of existing businesses of the Corporation. The following description of the Corporation's business should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 13 of the Corporation's 2002 Annual Report to Shareowners, especially the information contained therein under the heading "Business Environment."

        The Corporation's operating units include a diverse portfolio of businesses with operations throughout the world. Otis and Carrier primarily serve customers in the commercial and residential property industries worldwide. In 2002, the revenues generated by Otis and Carrier operations were 54 percent of the Corporation's total segment revenues. Pratt & Whitney and the Flight Systems segment, which includes Hamilton Sundstrand and Sikorsky Aircraft, primarily provide aerospace products and services to commercial and government customers. In 2002, commercial aerospace and U.S. Government aerospace revenues were approximately 30 percent and 16 percent, respectively, of the Corporation's total segment revenues. Revenues in 2002 from outside the United States, including U.S. export sales, were 55 percent of the Corporation's total segment revenues.

        As worldwide businesses, the Corporation's operations can be affected by a variety of economic and other factors, including those described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's 2002 Annual Report to Shareowners and those described in the "Business" section of this Form 10-K under the heading "Other Matters Relating to the Corporation's Business as a Whole." Each business unit is subject to significant competition from a large number of companies in the United States and other countries, and each competes on the basis of price, delivery schedule, product performance and service.

        The Corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Corporation's Internet website (http://www.utc.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Description of Business by Segment

        The Corporation conducts its business through four principal segments. The segments were generally determined based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. The principal products of each segment are as follows:

Otis	--Otis elevators, escalators, automated people movers and service.

Carrier	--Carrier commercial and residential heating, ventilating and air conditioning ("HVAC") systems and equipment, commercial and transport refrigeration equipment, and aftermarket service and components.

Pratt & Whitney	--Pratt & Whitney commercial, general aviation and military aircraft engines, parts, service, industrial gas turbines and space propulsion.

Flight Systems	--Hamilton Sundstrand aerospace products and aftermarket services include aircraft power generation and management systems, engine and flight controls, auxiliary power units, environmental control systems and propeller systems. Industrial products include air compressors, metering devices, fluid handling equipment and gear drives.
-- Sikorsky commercial and military helicopters, aftermarket helicopter and aircraft parts and service.

Segment financial data for the years 2000 through 2002, including financial information about foreign and domestic operations and export sales, is included in Note 17 of Notes to Consolidated Financial Statements on pages 31 through 33 of the Corporation's 2002 Annual Report to Shareowners.

Otis
        Otis is the world's largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators, including hydraulic and traction elevators for low- and medium-speed applications and gearless elevators for high-speed passenger operations in high-rise buildings. Otis also produces a broad line of escalators and, for horizontal transportation, moving walkways and shuttles. In addition to new equipment, Otis provides modernization products and services to upgrade elevators and escalators as well as maintenance services for a substantial portion of the elevators and escalators that it sells, as well as those of other manufacturers. Otis serves an international customer base, principally in the commercial and residential property industries.

        Revenues generated by Otis' international operations were 77 and 76 percent of total Otis segment revenues in 2002 and 2001, respectively. At December 31, 2002, Otis' business backlog was $4,177 million as compared to $3,777 million at December 31, 2001. Substantially all of the business backlog at December 31, 2002 is expected to be realized as sales in 2003.

Carrier
        Carrier is the world's largest manufacturer of commercial and residential HVAC systems and equipment. Carrier is also a leading producer of commercial and transport refrigeration equipment, and provides aftermarket service and components for its products and those of other manufacturers in both the HVAC and refrigeration industries. The products manufactured by Carrier include chillers and air handling equipment, commercial unitary systems, residential split systems, residential furnaces, duct-free split systems and window air conditioners, as well as transport refrigeration, commercial refrigeration and food service equipment. Carrier's products and services are sold under Carrier and other brand names to building contractors and building owners, homeowners, shipping and trucking companies, supermarkets and food service companies. Sales are made both directly to the customer and through manufacturers' representatives, distributors, dealers, individual wholesalers and retail outlets.

        Carrier has grown significantly in recent years as a result of acquisitions. Major acquisitions have included the August 1999 acquisition of International Comfort Products Corporation, a North American residential and light commercial HVAC equipment company; the February 2000 acquisition of the Electrolux Group's commercial refrigeration business in Europe; and the November 2000 acquisition of Specialty Equipment Companies, a manufacturer of commercial refrigeration and food service equipment in the United States and Europe. Carrier participates in a joint venture with Toshiba Corporation in Japan. Carrier and the joint venture company, Toshiba Carrier Corporation, also participate in HVAC joint ventures in the U.K. and Thailand.

        Revenues generated by Carrier's international operations, including U.S. export sales, were 48 and 47 percent of total Carrier segment revenues in 2002 and 2001, respectively. At December 31, 2002, Carrier's business backlog was $1,028 million as compared to $1,042 million at December 31, 2001. Substantially all of the business backlog at December 31, 2002 is expected to be realized as sales in 2003.

Pratt & Whitney
        Pratt & Whitney is among the world's leading suppliers of commercial, general aviation and military aircraft engines. Pratt & Whitney provides overhaul and repair services, spare parts, and fleet management services for the engines it produces and other commercial and military jet and gas turbine engines. Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney sales in the U.S. and Canada are made directly to the customer and, to a limited extent, through independent distributors. Other export sales are made with the assistance of independent sales representatives. Sales to The Boeing Company ("Boeing") and Airbus Industrie ("Airbus") were 11 and 10 percent, respectively, of total Pratt & Whitney revenues in 2002, before taking into account discounts or financial incentives offered to customers.

        Pratt & Whitney currently produces two families of large commercial jet engines: the PW4000 engine series (powering the Airbus A310-300, A300-600 and A330-200/300 series of aircraft; the Boeing 747-400, 767-200/300 and 777-200/300 series of aircraft; and the out-of-production Boeing MD-11 aircraft) and the PW2000 engine series (powering the Boeing 757-200/PF/300 aircraft). Also, Pratt & Whitney has entered into a Memorandum of Understanding with Airbus to develop, market and sell PW6000 series engines for installation on Airbus A318 aircraft, expected to enter service during 2005. The PW6000 was certified by U.S. airworthiness authorities in January 2002.

        In view of the risk and cost associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. At December 31, 2002, the interests of other participants in Pratt & Whitney's current commercial jet engine production programs ranged from 14 to 29 percent. Pratt & Whitney also has a 33 percent interest in the International Aero Engines collaboration that sells and supports V2500 engines. Applications for the V2500 engine include Airbus' A319, A320 and A321 aircraft and Boeing's out-of-production MD-90. Pratt & Whitney has a 50 percent interest in an alliance with GE Aircraft Engines to develop, market and manufacture the GP7000 engine. At December 31, 2002, other participants held interests totaling 35 percent in Pratt & Whitney's share of this program. The alliance anticipates the first full engine test in 2004. The new engine will power the Airbus A380 aircraft, with first aircraft deliveries scheduled for 2006.

        Pratt & Whitney currently produces three military aircraft engines: the F119 (powering the two-engine F/A-22 fighter aircraft), the F100 (powering two-engine F-15 and single-engine F-16 fighter aircraft) and the F117 (powering four-engine C-17 transport aircraft). The F119 and F117 are currently the only sources of propulsion for the F/A-22 fighter aircraft and C-17 transport aircraft, respectively. Pratt & Whitney is under contract with the U.S. Air Force ("USAF") to complete flight-testing and initial production of F119 engines through 2003. All of Pratt & Whitney's F100 sales contracts are with the USAF or with foreign governments. All of Pratt & Whitney's F117 sales contracts are with either the USAF or Boeing. Pratt & Whitney is also under contract with the USAF to develop the F135 engine, a derivative of Pratt & Whitney's F119 engine, to power the single-engine F-35 Joint Strike Fighter aircraft being developed by Lockheed Martin. Management cannot predict with certainty whether, when, and in what quantities Pratt & Whitney will produce F135 engines.

        Pratt & Whitney Canada ("P&WC") is a world leader in aviation engines powering business, regional, utility and military aircraft and helicopters. P&WC also designs and manufactures engines for auxiliary power units and industrial applications. Its operations and service network span the globe.

        Pratt & Whitney Space Propulsion ("SP") produces hydrogen fueled rocket engines for commercial and U.S. Government space applications, advanced turbo pumps for NASA's Space Shuttle program and solid fuel propulsion systems for civil and military applications.  SP also has a 50 percent interest in a joint venture with NPO Energomash that provides kerosene fueled RD-180 rocket engines for satellite launch applications.

        Pratt & Whitney Power Systems ("PWPS") supplies industrial power generation and mechanical drive equipment in the one megawatt to 50 megawatts range. PWPS also provides gas turbines for marine propulsion applications.

        Revenues from Pratt & Whitney's international operations, including U.S. export sales, were 54 percent and 50 percent of total Pratt & Whitney segment revenues in each of 2002 and 2001, respectively. At December 31, 2002, Pratt & Whitney's business backlog was $13,030 million, including $2,001 million of U.S. Government funded contracts and subcontracts, as compared to $11,161 million and $1,949 million, respectively, at December 31, 2001. Of the total Pratt & Whitney backlog at December 31, 2002, approximately $4,365 million is expected to be realized as sales in 2003. Pratt & Whitney's backlog includes certain contracts for which actual costs may ultimately exceed total revenues. See Note 1 to Consolidated Financial Statements on page 21 of the Corporation's 2002 Annual Report to Shareholders for a description of the Corporation's accounting for long-term contracts.

Flight Systems
        The Corporation's Flight Systems business provides global products and services through Hamilton Sundstrand and Sikorsky Aircraft. The Corporation acquired Sundstrand Corporation in 1999 and combined it with the operations of the former Hamilton Standard.

        Hamilton Sundstrand provides aerospace and industrial products and aftermarket services for diversified industries worldwide. Hamilton Sundstrand's principal aerospace products include aircraft power generation management and distribution systems; environmental, flight, fuel and engine control systems; fuel and special fluid pumps; auxiliary power units; propeller systems; electronic controls and components; and specialized instruments and chemical detection and monitoring equipment. Hamilton Sundstrand is also the prime contractor for NASA's space suit/life support system and produces environmental control, life support, mechanical systems and thermal control systems for international space programs. Hamilton Sundstrand's principal industrial products include air compressors, metering devices, fluid handling equipment and gear drives.

        Hamilton Sundstrand's aerospace businesses serve commercial, military, regional, business and general aviation, as well as space and undersea applications. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet maintenance programs. Hamilton Sundstrand aerospace products are sold directly to airframe manufacturers, the U.S. Government, aircraft operators and independent distributors. Hamilton Sundstrand sales of aerospace products to Boeing, Pratt & Whitney and Airbus, collectively, including sales where the U.S. Government was the ultimate customer, were 12.1 percent of Flight Systems segment sales in 2002.

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

        Sikorsky is one of the world's largest manufacturers of military and commercial helicopters and is the primary supplier of transport helicopters to the U.S. Army and Navy. Sikorsky also supplies helicopters to foreign governments and the worldwide commercial market. Sikorsky's aftermarket business, which includes spare parts sales, overhaul and repair and service contracts for helicopters and other aircraft, has become a more significant part of Sikorsky's business in recent years. During 2002, Sikorsky acquired Derco Holding, a supplier of military aircraft logistics and component distribution, component repairs, and aftermarket program management.

        Current production programs at Sikorsky include the Black Hawk medium-transport helicopter for the U.S. and foreign governments; the MH-60 Fleet Combat Support helicopter for the U.S. Navy; the International Naval Hawk for multiple naval missions; and the S-76 intermediate-sized helicopter for commercial operations. Under a multi-year contract with the U.S. Government, Sikorsky has delivered 249 Black Hawk helicopters, with the remaining three helicopters scheduled for delivery in 2003. A new multi-year contract was signed in 2002 that provides for additional deliveries of 80 Army and 82 Navy helicopters over the next five years. Under a $238 million research, development and test contract, Sikorsky is performing work to evaluate the potential for upgrading the U.S. Army fleet of Black Hawks.

        After receiving type certification from the Federal Aviation Administration in December 2002, Sikorsky is entering into the final stages of development of the S-92 helicopter for the commercial market. An H-92 variant of the helicopter for the military market is also in development. A portion of the development work is being carried out in collaboration with companies in Brazil, the People's Republic of China, Japan, Spain and Taiwan. Marketing efforts for the S-92 and H-92 are in process and several non-binding deposit agreements have been received for S-92 helicopters. Deliveries of the first S-92 helicopters are planned for 2004. Management cannot predict with certainty whether, when, and in what quantities S-92 and H-92 helicopters will be produced.

        Sikorsky has a 50 percent interest in a joint venture with Boeing for the development of the RAH-66 Comanche light attack and reconnaissance helicopter. The Sikorsky-Boeing joint venture is performing under a cost reimbursement contract awarded by the U.S. Army in 1991. During November 2002, the U.S. Army awarded the joint venture a revised Engineering and Manufacturing Development contract that increased the contract value by $3.4 billion to $6.6 billion. Under the revised contract, the joint venture is required to deliver nine Comanche helicopters in 2005 and 2006 for test and evaluation purposes and to provide aircraft capability improvements to these helicopters through 2011. Management cannot predict with certainty whether, when, and in what quantities Comanche helicopters will be produced.

        Revenues generated by the Flight Systems segment's international operations, including export sales, were 25 percent and 39 percent of total Flight Systems segment revenues in 2002 and 2001, respectively. At December 31, 2002, Flight Systems' business backlog was $3,642 million, including $1,839 million under funded contracts and subcontracts with the U.S. Government, as compared to $3,784 million and $1,743 million, respectively, at December 31, 2001. Of the total Flight Systems segment backlog at December 31, 2002, approximately $2,664 million is expected to be realized as sales in 2003.

Pratt & Whitney and Flight Systems Aerospace and Defense Products
        The Corporation's aerospace and defense businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. Customer selections of engines and components can also have a significant impact on later sales of parts and services. Pratt & Whitney's major competitors in the sale of engines are General Electric Company and Rolls Royce plc. (For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4 and 15 of Notes to Consolidated Financial Statements on pages 22 through 23 and 30 through 31 of the Corporation's 2002 Annual Report to Shareowners.)

        Other factors that can affect the results of the Corporation's aerospace and defense businesses include lengthy and costly development cycles and heavy dependence on a small number of products and programs. Sales of military products are affected by defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations. Military spare parts sales are affected by policies of the U.S. and other governments of purchasing parts from suppliers other than the original equipment manufacturer. Pratt & Whitney's and Flight Systems' operations can also be affected by a variety of economic and other factors including those described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's 2002 Annual Report to Shareowners and those described in the "Business" section of this Form 10-K under the heading "Other Matters Relating to the Corporation's Business as a Whole".

        Significant elements of Pratt & Whitney's and Flight Systems' business, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Also, since a substantial portion of the backlog for commercial customers is scheduled for delivery beyond 2003, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled.

Other
        UTC Power develops and markets distributed power generation equipment producing up to one megawatt, including fuel cells and microturbines, for use in commercial transportation and light industrial businesses, institutions and office buildings. UTC Fuel Cells, LLC ("UTC Fuel Cells"), a part of UTC Power, is a world leader in fuel cell production and development for commercial, transportation, residential and space applications. UTC Fuel Cells is the sole supplier of fuel cells for U.S. space missions and also offers a commercially available fuel cell power plant, known as the PC25™. Over 250 PC25 units have been delivered around the world. Fuel cell power plants using proton exchange membrane technology ("PEM") are currently in development for transportation, commercial stationary, and residential applications. UTC Fuel Cells is working with automakers and bus manufacturers, as well as the U.S. Department of Energy, on development and demonstration programs for vehicles. In December 2002, UTC Fuel Cells signed an agreement to license its PEM technology on a non-exclusive basis to Nissan Motor Company Ltd. ("Nissan") and to engage in joint development of this technology for automotive applications. In that same month Nissan unveiled its zero-emission X-TRAIL vehicle powered by a UTC Fuel Cells power plant. In 2001, UTC Fuel Cells and Shell Hydrogen US formed a joint venture to develop, manufacture and sell fuel processors and hydrogen generation systems.

        Although fuel cells are believed to be superior to conventional power generators in terms of efficiency and environmental characteristics, current production rates remain low across the industry. Continued technology advancement and wider market acceptance are required to reduce the production cost of fuel cell components and power plants. Government support for fuel cells could also impact the advancement of the technology. There is still significant uncertainty as to whether and when commercially viable PEM fuel cells will be produced. UTC Fuel Cells continues to seek strategic partners to develop sources of supply, as well as marketing and distribution channels. Toshiba Corporation owns a 10 percent equity interest in UTC Fuel Cells.

        The results of UTC Power are included in the "Eliminations and other" category in the segment financial data in Note 17 of Notes to Consolidated Financial Statements on pages 31 through 33 of the Corporation's 2002 Annual Report to Shareowners.

Other Matters Relating to the Corporation's Business as a Whole

Research and Development
        Since changes in technology can have a significant impact on the Corporation's operations and competitive position, the Corporation spends substantial amounts of its own funds on research and development. Such expenditures, which are charged to expense as incurred, were $1,191 million, or 4.3 percent of total sales in 2002, as compared with $1,254 million or 4.6 percent of total sales in 2001 and $1,302 million or 5.0 percent of total sales in 2000. The Corporation also performs research and development work under contracts funded by the U.S. Government and other customers. Such contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Flight Systems segment, amounted to $1,189 million in 2002, as compared with $846 million in 2001 and $865 million in 2000.

Contracts, Other Risk Factors, Environmental and Other Matters
      U.S. Government contracts are subject to termination at the convenience of the U.S. Government, in which event the Corporation normally would be entitled to reimbursement for its allowable costs incurred plus a reasonable profit. Most of the Corporation's government sales are made under fixed-price type contracts; approximately $1.6 billion of the Corporation's total sales for 2002 were made under cost-reimbursement type contracts.

        Like many defense contractors, the Corporation has received allegations from the U.S. Government that some contract prices should be reduced because cost or pricing data submitted in negotiation of the contract prices may not have been in conformance with government regulations. The Corporation has made voluntary refunds in those cases it believes appropriate, has settled some allegations, and does not believe that any further price reductions that may be required will have a material effect upon its financial condition, results of operations or cash flows.

        The Corporation is now, and believes that in light of the current government contracting environment it will be, the subject of one or more government investigations. See Item 3 - Legal Proceedings on pages 8 through 9 of this Form 10-K and Note 16 of Notes to Consolidated Financial Statements on page 31 of the Corporation's 2002 Annual Report to Shareowners for further discussion. If the Corporation or one of its business units were charged with wrongdoing as a result of any of these investigations, it could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the Corporation could be fined and debarred from new government contracting for a period generally not to exceed three years. Any contracts found to be tainted by fraud could be voided by the Government.

        The Corporation conducts its businesses through subsidiaries and affiliates worldwide, some of which have significant minority interests. Changes in legislation or government policies can have an impact on the Corporation's worldwide operations. For example, governmental regulation of refrigerants is important to Carrier's businesses, while government safety regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact the Corporation's aerospace and defense businesses. The Corporation's international operations are also subject to changes in local government regulations and policies, including those related to investments, exchange controls and repatriation of earnings. Some foreign customers in the Corporation's aerospace and defense businesses may require counter-purchase or offset arrangements as a condition to a sale, such as requiring the Corporation to purchase supplies in the customer's country or to participate in manufacturing and financial support projects.

        The Corporation's operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Corporation has incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. The Corporation does not anticipate that compliance with current provisions relating to the protection of the environment or that any payments it may be required to make for these cleanup liabilities will have a material adverse effect upon its cash flows, competitive position, financial condition or results of operations. (Environmental matters are further addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 11 and Notes 1 and 16 of Notes to Consolidated Financial Statements on pages 21 and 31 of the Corporation's 2002 Annual Report to Shareowners.)

        Most of the laws governing environmental matters include criminal provisions. If the Corporation were convicted of a violation of the federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation would be ineligible to be used in performing any U.S. Government contract awarded to the Corporation until the Environmental Protection Agency certified that the condition giving rise to the violation had been corrected.

        While the Corporation's patents, trademarks, licenses and franchises are cumulatively important to its business, the Corporation does not believe that the loss of any one or  group of related patents, trademarks, licenses or franchises would have a material adverse effect on the overall business of the Corporation or on any of its operating segments.

        The Corporation has sought cost reductions in its purchases of materials, components and supplies. These cost reductions may be achieved through a number of mechanisms, including consolidating its purchases, reducing the number of suppliers, strategic global sourcing and using online bidding competitions among potential suppliers. In some instances, the Corporation is reliant upon a single source of supply. Greater dependence on global sources of supply requires reliable transportation and import and export processes. A disruption in deliveries from its suppliers, therefore, could have an adverse effect on the Corporation's ability to meet its commitments to customers. Like other users in the U.S., the Corporation is largely dependent upon foreign sources for certain of its raw materials requirements such as cobalt (Africa, Australia and Russia), tantalum (Australia and Asia), chromium (Africa and Kazakhstan) and rhenium (Chile and Kazakhstan). To alleviate this dependence and accompanying risk associated with these particular raw materials, the Corporation has a number of ongoing programs which include the increased use of more readily available materials through material substitutions and the development of new alloys and the conservation of materials through scrap reclamation and new manufacturing processes such as near net shape forging. The Corporation believes that its supply management practices in general are based on an appropriate balancing of the associated risks and the additional cost of other practices. The Corporation does not foresee any unavailability of materials, components, or supplies that will have any material adverse effect on its overall business, or on any of its business segments, in the near term.

        For a discussion of other risks to which the Corporation's financial condition, results of operations or cash flows may be subject, including the risks of the Corporation's international operations, see the "Business" section of this Form 10-K under the headings "General" and "Description of Business by Segment" and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 13 of the Corporation's 2002 Annual Report to Shareowners.

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
  The outcome of contingencies
  Future repurchases of Common Stock
  Future levels of indebtedness and capital spending
  Pension plan assumptions and future contributions.

        All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Annual Report on Form 10-K for 2002 includes important information as to risk factors in the "Business" section under the headings "General", "Description of Business by Segment" and "Other Matters Relating to the Corporation's Business as a Whole" and in the "Legal Proceedings" section. Additional important information as to risk factors is included in the Corporation's 2002 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated by reference in this Form 10-K. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

Employees
      At December 31, 2002, the Corporation's total employment was approximately 155,000. For discussion of the effects of the Corporation's restructuring actions on employment, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 7 and Note 12 of Notes to Consolidated Financial Statements on page 29 of the Corporation's 2002 Annual Report to Shareowners.

Item 2. Properties
      The Corporation's fixed assets as of December 31, 2002 include the plants and warehouses described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The plants, warehouses, machinery and equipment in use as of December 31, 2002 are in good operating condition, are well maintained, and substantially all are in regular use.

        The following square footage numbers are approximations. At December 31, 2002, the Corporation operated (a) plants in the U.S. which had 32.5 million square feet, of which 4.4 million square feet were leased; (b) plants outside the U.S. which had 24.7 million square feet, of which 2.4 million square feet were leased; (c) warehouses in the U.S. which had 10.9 million square feet, of which 7.7 million square feet were leased; and (d) warehouses outside the U.S. which had 4.8 million square feet, of which 3.5 million square feet were leased.

        For discussion of the effect of the Corporation's restructuring actions on production facilities, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 7 and Note 12 of Notes to the Consolidated Financial Statements on page 29 of the Corporation's 2002 Annual Report to Shareowners.

        Management believes that the fixed assets capitalized and the facilities in operation at December 31, 2002 for the production of the Corporation's products are suitable and adequate for the business conducted therein in the current business environment, are being appropriately utilized consistent with experience and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. The Corporation continuously reviews its anticipated requirements for facilities and, based on that review, may from time to time adjust its facilities needs.

Item 3. Legal Proceedings
      As previously reported, the Department of Defense (DoD) and the Corporation are litigating whether Pratt & Whitney's government cost accounting practices for certain engine parts are acceptable. The litigation, filed in 1994 with the Armed Services Board of Contract Appeals ("ASBCA"), No. 47416 et al., relates to the accounting for engine parts produced by foreign companies under commercial engine collaboration programs from 1984 through 1995. On July 31, 2001, the ASBCA issued a decision in favor of the Corporation. The DoD appealed this decision to the Court of Appeals for the Federal Circuit on November 29, 2001. On January 15, 2003, the Court of Appeals reversed the ASBCA and remanded the case to the ASBCA for further proceedings. The Corporation intends to seek reconsideration of this decision by the Court. The DoD has claimed approximately $158 million in damages, and approximately $103 million in interest through December 31, 1996. Should the DoD ultimately prevail on liability, damages could be larger than initially claimed because the DoD may amend its claim to include the period after 1995 to the present, and interest could continue to accrue from January 1, 1997.

        As previously reported, the Corporation has pending against it one qui tam complaint under the civil False Claims Act in United States District Court for the District of Connecticut: U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No. 394CV00963 (filed July 1997, and involving allegations of improper accounting for fixed assets). The civil False Claims Act provides for penalties in a civil case of up to $10,000 per false claim submitted. The number of false claims implicated by this qui tam complaint cannot currently be ascertained; however, if determined adversely to the Corporation, the number could result in significant penalties. The qui tam relator has claimed unspecified damages (trebled) and penalties, and the Department of Justice has declined to take over the litigation. In August 2000 and August 2001, the court dismissed portions of the complaint. In October 2002, the court ordered the parties to address whether the court should dismiss the case entirely. Additional papers were filed in November 2002, and a decision by the court is expected in 2003.

        In March 1999, the Department of Justice filed a civil False Claims Act complaint against the Corporation in United States District Court for the Southern District of Ohio (Western Division), No. C-3-99-093. This lawsuit relates to the "Fighter Engine Competition" between Pratt & Whitney's F100 engine and GE's F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The Government alleges that Pratt & Whitney inflated its estimated costs for purchased parts and withheld data that would have revealed the overstatements. In mid-2002, the Court denied motions filed by the Corporation that could have resulted in dismissal of all or part of the Government's claims. The Corporation has requested that the Court reconsider this denial. The Government's most recent quantification of its claimed damages in August 2001 includes False Claims Act damages of approximately $76 million (subject to trebling, plus penalties of up to $10,000 per false claim), and damages under the Truth in Negotiations Act of approximately $65 million plus interest of approximately $81 million. Interest could continue to accrue on this portion of the Government's claim.

        Like many other companies in recent years, the Corporation or its subsidiaries have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of the Corporation's products or premises. While the Corporation has never manufactured asbestos and no longer incorporates it in any currently-manufactured products, certain of its historical products, like those of many other manufacturers, have contained components incorporating asbestos. The Corporation has made no payment in a substantial majority of the cases closed to date. The remainder of the resolved cases have settled for amounts that are not material to the Corporation, and have been supported in part by insurance. At present, the Corporation is named in approximately 850 lawsuits involving approximately 16,000 individual claimants. More than 13,000 of these claimants are joined in seven lawsuits in circuit court in various counties in Mississippi that were filed or amended during 2002 to include the Corporation or certain of its subsidiaries. Each of these Mississippi lawsuits names from 200 to more than 400 other companies as defendants along with the Corporation or its subsidiaries. The complaints do not identify any products of the Corporation or its named subsidiaries, or specify the amount of damages claimed. Nor do they allege which claimants, if any, were exposed to asbestos attributable to the Corporation's products or premises, or the extent, if any, to which such claimants have been harmed. No discovery or other pretrial proceedings to develop such information have yet occurred.

        The Corporation does not believe that resolution of any of the foregoing or any other legal matters will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flows, or financial condition. A further discussion of government contracts and related investigations, as well as a discussion of the Corporation's environmental liabilities, can be found under the heading "Other Matters Relating to the Corporation's Business as a Whole – Contracts, Other Risk Factors, Environmental and Other Matters" in Item 1 – Business on pages 6 through 7 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders
      No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2002.

----- Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/98	Age 2/1/03
Tesfaye Aklilu	Vice President, Quality (since 1999)	Vice President, Quality, Pratt & Whitney	58
Dean C. Borgman	President, Sikorsky Aircraft (since 1998)	Senior Vice President, The Boeing Company	61
Ari Bousbib	President, Otis Elevator (since April 2002)	Executive Vice President and Chief Operating Officer, Otis Elevator; Vice President, Corporate Strategy and Development, United Technologies Corporation	41
Kent L. Brittan	Vice President, Supply Management (since 1997)	-------	60
William L. Bucknall, Jr.	Senior Vice President, Human Resources and Organization (since 1992)	-------	60
John F. Cassidy, Jr.	Senior Vice President – Science and Technology (since November 1998) and Vice President, United Technologies Research Center (since 1993)	Vice President, United Technologies Research Center	59
Louis Chenevert	President, Pratt & Whitney (since 1999)	Executive Vice President-Operations, Pratt & Whitney	45
Geraud Darnis	President, Carrier Corporation (since 2001)	President, UT Power Solutions; President, Carrier Asia Pacific Operations; President, Carrier Europe-Middle East-Africa	43
George David	Chairman (since 1997), President (since February 2002), and Chief Executive Officer (since 1994)	President, United Technologies Corporation (1992-1999)	60
John J. Doucette	Vice President, Chief Information Officer (since 2000)	Vice President & Chief Information Officer, Otis Elevator; Vice President & Chief Information Officer, GE Lighting; Chief Information Officer, GE Silicones	43
Ruth R. Harkin	Senior Vice President, International Affairs and Government Relations, United Technologies Corporation and Chair, United Technologies International (since 1997)	-------	58
George H. Jamison III	Vice President, Communications (since January 2003)	Vice President, Communications General Motors' Hughes Electronic Corporation; Manager, International Communications, General Electric Company	46
Robert F. Leduc	Executive Vice President and Chief Operating Officer, Pratt & Whitney (since 2000) and President, Large Commercial Engines (since 2001)	Executive Vice President, Pratt & Whitney	46
Ronald F. McKenna	President, Hamilton Sundstrand Corporation (since 1999)	Executive Vice President, Sundstrand Corporation and Chief Operating Officer, Sundstrand Aerospace	62
David G. Nord	Vice President, Controller (since 2000)	Acting Controller; Assistant Controller, Financial Reporting and Accounting, United Technologies Corporation	45
Stephen F. Page	Vice Chairman (since April 2002) and Chief Financial Officer (since September 2002)	President and Chief Executive Officer, Otis Elevator; Executive Vice President and Chief Financial Officer, United Technologies Corporation	63
Thomas I. Rogan	Vice President, Treasurer (since 2001)	Vice President-Finance, Hamilton Sundstrand	50
William H. Trachsel	Senior Vice President, General Counsel and Secretary (since 1998)	Vice President, Secretary and Deputy General Counsel, United Technologies Corporation	59

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
      The Comparative Stock Data appearing on page 34 of the Corporation's 2002 Annual Report to Shareowners containing the following data relating to the Corporation's Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends is hereby incorporated by reference.

Item 6. Selected Financial Data
      The Five Year Summary appearing inside the front cover of the Corporation's 2002 Annual Report to Shareowners containing the following data: revenues, net income, basic and diluted earnings per share, cash dividends per common share, total assets and long-term debt is hereby incorporated by reference. See Notes to Consolidated Financial Statements appearing on pages 20 to 33 of the Corporation's 2002 Annual Report to Shareowners for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in such Five Year Summary.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 13 of the Corporation's 2002 Annual Report to Shareowners is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
      For information concerning market risk sensitive instruments, see discussion under the headings "Market Risk and Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 11 of the Corporation's Annual Report to Shareowners and "Hedging Activity" in Note 1, "Summary of Accounting Principles", Note 13, "Foreign Exchange" and Note 14, "Financial Instruments" of Notes to Consolidated Financial Statements on pages 21 and 29 through 30 of the Corporation's 2002 Annual Report to Shareowners.

Item 8. Financial Statements and Supplementary Data
      The 2002 and 2001 Consolidated Balance Sheet, and other financial statements for the years 2002, 2001, and 2000, together with the report thereon of PricewaterhouseCoopers LLP dated January 16, 2003 appearing on pages 15 through 19 in the Corporation's 2002 Annual Report to Shareowners are incorporated by reference in this Form 10-K. The 2002 and 2001 Selected Quarterly Financial Data appearing on page 34 in the Corporation's 2002 Annual Report to Shareowners are incorporated by reference in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 10. Directors and Executive Officers of the Registrant
        The information required by Item 10 with respect to directors is incorporated herein by reference to the section of the Corporation's Proxy Statement for the 2003 Annual Meeting of Shareowners entitled "General Information Concerning the Board of Directors—Nominees." Information regarding executive officers is contained in Part I of this Form 10-K under the heading "--Executive Officers of the Registrant." Information concerning Section 16(a) compliance is incorporated by reference to the section of the Corporation's Proxy Statement for the 2003 Annual Meeting of Shareowners entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation
      The information required by Item 11 is incorporated herein by reference to the sections of the Corporation's Proxy Statement for the 2003 Annual Meeting of Shareowners entitled "Report of the Committee on Compensation and Executive Development" and "Compensation of Named Executive Officers." Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 12 is incorporated herein by reference to the sections of the Corporation's Proxy Statement for the 2003 Annual Meeting of Shareowners entitled "Security Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated herein by reference to the section of the Corporation's Proxy Statement for the 2003 Annual Meeting of Shareowners entitled "Certain Transactions and Business Relationships."

Item 14. Controls and Procedures
      During the 90-day period prior to the filing date of this report, management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits
(1) Financial Statements (incorporated by reference from the 2002 Annual Report to Shareowners):	Page Number in Annual Report
Report of Independent Auditors
15
Consolidated Statement of Operations for the three years ended December 31, 2002
16
Consolidated Balance Sheet—December 31, 2002 and 2001
17
Consolidated Statement of Cash Flows for the three years ended December 31, 2002
18
Notes to Consolidated Financial Statements
20
Selected Quarterly Financial Data (Unaudited)
34
(2) Financial Statement Schedule for the three years ended December 31, 2002:	Page Number in Form 10-K
Report of Independent Auditors on Financial Statement Schedule
S-I
Schedule II - Valuation and Qualifying Accounts
S-II
Consent of Independent Auditors
F-I
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (3) Exhibits:
The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number
3(i)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000.
3(ii)	Bylaws as amended and restated effective March 21, 2001, incorporated by reference to Exhibit 3(ii) to the Corporation's Quarterly Report on Form 10-Q (Commission file number 1-812) for quarterly period ended March 31, 2001.
4.1	Amended and Restated Indenture, dated as of May 1, 2001, between the Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(a) to the Corporation's Registration Statement on Form S-3, File No. 333-60276, filed with the SEC on May 4, 2001). The Corporation hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries and any unconsolidated subsidiaries.
10.1	United Technologies Corporation Annual Executive Incentive Compensation Plan, as amended.*
10.2	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to the Corporation's Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
10.3	United Technologies Corporation Pension Preservation Plan, as amended.**
10.4	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to the Corporation's Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
10.5	United Technologies Corporation Deferred Compensation Plan, as amended.**
10.6	United Technologies Corporation Long Term Incentive Plan, as amended.*
10.7	United Technologies Corporation Executive Disability, Income Protection and Standard Separation Agreement Plan, incorporated by reference to Exhibit 10(xii) to the Corporation's Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
10.8	United Technologies Corporation Directors' Restricted Stock/Unit Program, incorporated by reference to Exhibit 10(xiii) to the Corporation's Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.
10.9	United Technologies Corporation Board of Directors Deferred Stock Unit Plan*, and Amendment 1 thereto (incorporated by reference to Exhibit (10)(iii)(A)(1) to the Corporation's Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000).
10.10	United Technologies Corporation Pension Replacement Plan, as amended and restated effective January 1, 1996.**
10.11	United Technologies Corporation Special Retention and Stock Appreciation Program, incorporated by reference to Exhibit 10(xvi) to the Corporation's Report on Form 10-Q (Commission file number 1-812) for quarterly period ended September 30, 1995.
10.12	United Technologies Corporation Nonemployee Director Stock Option Plan*, Amendment 1 thereto (incorporated by reference to Exhibit (10)(iii)(A)(2) to the Corporation's Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000), Amendment 2 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to the Corporation's Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2001), Amendment 3 thereto (incorporated by reference to Exhibit 10.17 to the Corporation's Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2001 and Amendment 4 thereto.**
10.13	United Technologies Corporation Employee Stock Option Plan.**
10.14	United Technologies Corporation Employee Scholar Program.**
11	Statement Re: Computation of Per Share Earnings.**
12	Statements Re: Computation of Ratios.**
13	Annual Report to Shareowners for the year ended December 31, 2002 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareowners is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K).**
21	Subsidiaries of the Registrant.**
23	Consent of PricewaterhouseCoopers LLP, included as page F-I of this Form 10-K.
24	Powers of Attorney of Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Frank P. Popoff, H. Patrick Swygert, Andre Villeneuve, H. A. Wagner and Sanford I. Weill.**
Notes to Exhibits List:
* Incorporated by reference to Exhibit of the same number to the Corporation's Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995.

** Submitted electronically herewith.

Exhibits 10.1 through 10.14 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(c) of the requirements for Form 10-K reports.

(b) No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By: Stephen F. Page
      Vice Chairman and Chief Financial Officer

Date:  February 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature	Title	Date

George David	Chairman, Director, President and Chief Executive Officer	February 10, 2003

Stephen F. Page	Vice Chairman, Director and Chief Financial Officer	February 10, 2003

David G. Nord	Vice President, Controller	February 10, 2003

Jean-Pierre Garnier *	Director )	*By: William H. Trachsel Attorney-in-Fact
Jamie S. Gorelick *	Director )	Date: February 10, 2003

Charles R. Lee *	Director )

Richard D. McCormick *	Director )

Frank P. Popoff *	Director )

H. Patrick Swygert *	Director )

Andre Villeneuve *	Director )

H. A. Wagner *	Director )

Sanford I. Weill *	Director )

CERTIFICATION

I, George David, certify that:

1.	I have reviewed this annual report on Form 10-K of United Technologies Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 10, 2003	George David Chairman and Chief Executive Officer

CERTIFICATION

I, Stephen F. Page, certify that:

1.	I have reviewed this annual report on Form 10-K of United Technologies Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 10, 2003	Stephen F. Page Vice Chairman and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of United Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated January 16, 2003, appearing in the 2002 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Hartford, Connecticut
January 16, 2003

S-I

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
Three Years Ended December 31, 2002
(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:

Balance December 31, 1999	$483
Provision charged to income	41
Doubtful accounts written off (net)	(27)
Other adjustments	(6)

Balance December 31, 2000	491
Provision charged to income	93
Doubtful accounts written off (net)	(59)
Other adjustments	(33)

Balance December 31, 2001	492
Provision charged to income	88
Doubtful accounts written off (net)	(118)
Other adjustments	(41)

Balance December 31, 2002	$421

Future Income Tax Benefits - Valuation allowance:

Balance December 31, 1999	$233
Additions charged to income tax expense	24
Reductions credited to income tax expense	(49)

Balance December 31, 2000	208
Additions charged to income tax expense	66
Reductions credited to income tax expense	(94)

Balance December 31, 2001	180
Additions charged to income tax expense	82
Reductions credited to income tax expense	(26)

Balance December 31, 2002	$236

S-II

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-60276), in the Registration Statement on Form S-4 (No. 333-77991) as amended by Post-Effective Amendment No. 1 on Form S-8 (No. 333-77991-01), and in the Registration Statements on Form S-8 (Nos. 333-100724, 333-100723, 333-100718, 333-21853, 333-18743, 333-21851, 33-57769, 33-11255, 33-26580, 33-26627, 33-51385, 33-58937, 333-77817 and 333-82911) of United Technologies Corporation of our report dated January 16, 2003 relating to the financial statements, which appears in the 2002 Annual Report to Shareowners, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 16, 2003 on the Financial Statement Schedule, which appears on page S-I of this Form 10-K.

PricewaterhouseCoopers LLP
Hartford, Connecticut
February 10, 2003

F-I