Form 10-K/A
period 2002-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2003-03-03
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-812

 UNITED TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06 0570975 (I.R.S. Employer Identification No.)
One Financial Plaza, Hartford, Connecticut (Address of principal executive offices)	06103 (Zip Code)

Registrant's telephone number, including area code: (860) 728-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($1 par value) (CUSIP 913017 10 9)	Name of each exchange on which registered New York Stock Exchange

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

At February 11, 2003, there were 470,454,442 shares of Common Stock outstanding. The aggregate market value of the voting Common Stock held by non-affiliates at June 28, 2002 was approximately $31,963,349,887, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not to be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

The undersigned registrant hereby amends Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K of Part IV of its Annual Report on Form 10-K for the year ended December 31, 2002 by deleting Exhibits 13 and 21 filed with the Securities and Exchange Commission on February 10, 2003 and replacing them in their entirety with Exhibits 13 and 21 filed herewith.

Explanatory Note

This Form 10-K/A is being filed to correct certain typographical errors in Exhibit 13 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report on Form 10-K") filed with the Securities and Exchange Commission on February 10, 2003, including an error in the tabular presentation of Notes 10 and 17 to Consolidated Financial Statements and errors in certain names and titles listed under "Directors" and "Leadership" in the Corporation’s 2002 Annual Report to Shareowners. This Form 10-K/A is also being filed to correct certain errors in the list of Subsidiaries of the Registrant set forth in Exhibit 21 to the Corporation’s Report on Form 10-K. The corresponding pages contained in the Corporation’s printed Annual Report and printed Report on Form 10-K previously distributed to investors are correct and do not require revision.

The Corporation believes that these changes are not material to its financial condition, results of operations or cash flows.

Except as described above, no change has been made to the Corporation’s Report on Form 10-K filed on February 10, 2003. This report continues to speak as of the date of the original filing of the Corporation’s Report on Form 10-K and the Corporation has not updated the disclosure in this report. The filing of this amended Form 10-K/A should not be understood to mean that any statements contained herein are true or complete as of any date subsequent to the date of the original filing of the Corporation’s Report on Form 10-K.

Part IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(3) Exhibits

The following Exhibits are submitted electronically herewith:

Exhibit Number

13	Annual Report to Shareowners for the year ended December 31, 2002 (except for the pages and information thereof expressly incorporated by reference in the Corporation’s Report on Form 10-K, the Annual Report to Shareowners is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K/A).

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By:
William H. Trachsel
Senior Vice President, General Counsel and Secretary

Date: March 3, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003	George David Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003	Stephen F. Page Vice Chairman and Chief Financial Officer