Form 10-Q
period 2003-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2003-04-23
CIK 101829

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X . No   .

At March 31, 2003 there were 467,893,607 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2003

"Corporation," unless the context otherwise requires, means United Technologies Corporation or UTC and its subsidiaries.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part I – Financial Information

Item 1 – Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

In Millions (except per share amounts)	Quarter Ended March 31,
	2003	2002
Revenues
Product sales	$4,864	$4,700
Service sales	1,789	1,621
Financing revenues and other income, net	49	53
	6,702	6,374
Costs and expenses
Cost of products sold	3,707	3,420
Cost of services sold	1,159	1,065
Research and development	235	338
Selling, general and administrative	764	754
Interest	91	99
	5,956	5,676

Income before income taxes and minority interests	746	698
Income taxes	209	198
Minority interests	35	33
Net income	$502	$467

Earnings per share of Common Stock
Basic	$1.05	$.97
Diluted	$1.00	$.92

Dividends per share of Common Stock	$.245	$.245

Average number of shares outstanding
Basic	470	473
Diluted	501	507

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

In Millions	March 31, 2003	December 31, 2002
	(Unaudited)
Assets

Cash and cash equivalents	$1,927	$2,080
Accounts receivable, net	4,343	4,277
Inventories and contracts in progress, net	3,963	3,803
Future income tax benefits	1,390	1,431
Other current assets	306	244
Total Current Assets	11,929	11,835
Customer financing assets	805	771
Future income tax benefits	1,620	1,658
Fixed assets	10,926	10,869
Less: Accumulated depreciation	(6,431)	(6,282)
	4,495	4,587
Goodwill	7,004	6,981
Other assets	3,866	3,342
Total Assets	$29,719	$29,174

Liabilities and Shareowners' Equity

Short-term borrowings	$224	$197
Accounts payable	2,291	2,095
Accrued liabilities	5,679	5,651
Long-term debt currently due	48	44
Total Current Liabilities	8,242	7,987

Long-term debt	4,632	4,632
Future pension and postretirement benefit obligations	5,086	5,088
Other long-term liabilities	2,059	2,095
Minority interest in subsidiary companies	594	589

Series A ESOP Convertible Preferred Stock	714	718
ESOP deferred compensation	(288)	(290)
	426	428
Shareowners' Equity:
Common Stock	5,512	5,447
Treasury Stock	(5,151)	(4,951)
Retained earnings	11,192	10,836
Accumulated other non-shareowners' changes in equity	(2,873)	(2,977)
	8,680	8,355
Total Liabilities and Shareowners' Equity	$29,719	$29,174

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
In Millions	Quarter Ended March 31,
	2003	2002
Operating Activities:
Net income	$502	$467
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	180	175
Deferred income tax provision	104	73
Change in:
Accounts receivable	(51)	(171)
Inventories and contracts in progress	(104)	(153)
Accounts payable and accrued liabilities	128	180
Other current assets	(57)	(49)
Contributions to domestic pension plans	(500)	-
Other, net	50	79
Net cash flows provided by operating activities	252	601

Investing Activities:
Capital expenditures	(87)	(156)
Investments in businesses	(18)	(118)
(Increase) decrease in customer financing assets, net	(9)	1
Other, net	6	5
Net cash flows used in investing activities	(108)	(268)

Financing Activities:
Repayment of long-term debt	(2)	(185)
Increase (decrease) in short-term borrowings, net	17	(139)
Common Stock issued under employee stock plans	43	79
Dividends paid on Common Stock	(115)	(116)
Repurchase of Common Stock	(201)	(100)
Other, net	(65)	(79)
Net cash flows used in financing activities	(323)	(540)

Effect of foreign exchange rate changes on Cash and cash equivalents	26	(14)

Net decrease in Cash and cash equivalents	(153)	(221)
Cash and cash equivalents, beginning of year	2,080	1,558
Cash and cash equivalents, end of period	$1,927	$1,337

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The Condensed Consolidated Financial Statements at March 31, 2003 and for the quarters ended March 31, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2002. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Employee Benefit Plans

    During the first quarter of 2003, the Corporation made a $500 million cash contribution to its defined benefit domestic pension plans.

    The Corporation has long-term incentive plans authorizing various types of market and performance based incentive awards that may be granted to officers and employees. The Corporation applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its long-term incentive plans. The exercise price of stock options, set at the time of the grant, is not less than the fair market value per share at the date of grant. Options have a term of ten years and generally vest after three years.

    The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended, had been applied to the Corporation's long-term incentive plans.

		Quarter Ended March 31,
In Millions, except per share amounts		2003	2002

Net income as reported		$502	$467
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	-	2
Less:	Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(32)	(32)

Proforma net income		$470	$437

Earnings per share:
	Basic - as reported	$1.05	$.97
	Basic - pro forma	$1.00	$.92

	Diluted - as reported	$1.00	$.92
	Diluted - pro forma	$.94	$.86

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Derivative Instruments and Hedging Activities

    The Corporation uses derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures. Derivative instruments are viewed as risk management tools by the Corporation and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

    At March 31, 2003 and 2002, the fair value of derivatives held by the Corporation, including those embedded in other contracts, was a net asset of $82 million and a net liability of $44 million, respectively. Of the amount recorded in shareowners' equity, a $29 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to discontinuance of cash flow hedges and ineffectiveness of cash flow hedges during the quarter ended March 31, 2003 were immaterial. All open derivative contracts mature by December 2005.

Non-Shareowners' Changes in Equity

    Non-shareowners' changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners' changes in equity is provided below.

	Quarter Ended March 31,
In Millions	2003	2002
Net Income	$502	$467
Foreign currency translation, net	83	(56)
Unrealized holding loss on marketable equity securities, net	(2)	(2)
Cash flow hedging gain, net	23	5
	$606	$414

Inventories and Contracts in Progress

In Millions	March 31, 2003	December 31, 2002

Inventories consist of the following:
Raw material	$770	$740
Work-in-process	1,083	1,026
Finished goods	2,456	2,329
Contracts in progress	2,141	2,177
	6,450	6,272
Less:

Progress payments, secured by lien, on U.S. Government contracts	(151)	(123)
Billings on contracts in progress	(2,336)	(2,346)
	$3,963	$3,803

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Guarantees

    In December 2002, the Corporation adopted Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Corporation adopted the disclosure requirements of the Interpretation as of December 31, 2002. Effective January 1, 2003, additional provisions of FIN 45 became effective and were adopted by the Corporation. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Corporation record a liability for the fair value of such guarantees in the balance sheet.

    The Corporation extends a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2002.

    The changes in the carrying amount of service and product warranties and product performance guarantees for the quarter ended March 31, 2003, are as follows:

In Millions
Balance as of January 1, 2003	$1,116
Warranties and guarantees issued	110
Settlements made	(113)
Adjustments to provision	(6)
Balance as of March 31, 2003	$1,107

Acquisitions, Goodwill and Other Intangible Assets

    During the first quarter of 2003, the Corporation invested $18 million in the acquisition of businesses. The assets and liabilities of the acquired businesses are recorded at fair value at the date of acquisition under the purchase method.

    The increase in goodwill of $23 million during the three months ended March 31, 2003 resulted principally from business combinations completed or finalized in the period.

    Identifiable intangible assets are recorded in "Other assets" in the Condensed Consolidated Balance Sheet and are comprised of:

	March 31, 2003		December 31, 2002

In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized intangible assets
Purchased service contracts	$705	$(213)	$684	$(199)
Patents and trademarks	152	(28)	152	(26)
Other, principally customer relationships	70	(20)	60	(17)
	$927	$(261)	$896	$(242)

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Amortization of intangible assets for the quarters ended March 31, 2003 and 2002 was $14 million and $10 million, respectively. Amortization of these intangible assets for 2003 to 2007 is expected to approximate $50 million per year.

Restructuring

    In January 2003, the Corporation adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact recognition of costs under the Corporation's existing programs. Adoption of this standard may impact the timing of recognition of costs associated with future exit and disposal activities, depending upon the actions initiated.

    During 2002, the Corporation recorded pre-tax restructuring and related charges totaling $321 million. These charges related to ongoing cost reduction efforts, including workforce reductions and consolidation of manufacturing, sales and service facilities. These programs are expected to result in net workforce reductions of approximately 7,000 salaried and hourly employees, the elimination of approximately 2.0 million square feet of facilities and the disposal of assets associated with exited facilities. As of March 31, 2003, reductions of approximately 1,600 employees and approximately 800 thousand square feet remain under the programs. As of March 31, 2003, approximately $87 million of severance and related costs and $8 million of facility exit and lease termination accruals remain. The programs are expected to be completed in 2003.

    During the second half of 2001, the Corporation recorded pre-tax charges totaling $348 million associated with ongoing cost reduction efforts and to address challenging market conditions in the commercial airline industry. These programs have resulted in net workforce reductions of approximately 8,100 salaried and hourly employees, the elimination of approximately 2.1 million square feet of facilities and the disposal of assets associated with exited facilities. As of March 31, 2003, these actions are substantially complete.

    During the first quarter of 2003, the Corporation recorded charges in connection with its continuing cost reduction efforts, primarily in the Pratt & Whitney segment, that are similar in nature to those noted above. The amounts were not material to the results of any individual segment or the Corporation's consolidated financial condition, results of operations or cash flows.

Contingent Liabilities

    There has been no significant change in the Corporation's material contingencies during 2003. Summarized below, however, are the matters previously described in Notes 1 and 16 of the Notes to the Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in Form 10-K for calendar year 2002.

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

    The Corporation has accrued for environmental investigatory, remediation, operating and maintenance costs, performance guarantees and other litigation and claims based on management's estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material impact on the Corporation's financial condition, results of operations or cash flows.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Earnings Per Share

	Quarter Ended March 31,
In Millions (except per share amounts)	2003	2002

Net income	$502	$467
Less: ESOP Stock dividends	(8)	(8)
Basic earnings	494	459
ESOP Stock adjustment	7	7
Diluted earnings	$501	$466

Average shares:
Basic	470	473
Stock awards	5	8
ESOP Stock	26	26
Diluted	501	507

Earnings per share of Common Stock:
Basic	$1.05	$.97
Diluted	$1.00	$.92

Segment Financial Data

    The Corporation's operations are classified into four principal segments: Otis, Carrier, Pratt & Whitney and Flight Systems. Those segments were generally determined based on the management structure of the businesses and the groupings of similar operating companies, where each management organization has general operating autonomy over diversified products and services.

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Recent Accounting Guidance

    In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Corporation in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.

    The adoption of FIN 46 for variable interests created after January 31, 2003 did not have a material impact on the Corporation's consolidated financial condition, results of operations or cash flows. The Corporation is continuing to review the provisions of FIN 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003, and does not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters ended March 31, 2003 and 2002, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated April 17, 2003, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT AUDITORS

To the Shareowners of
  United Technologies Corporation

    We have reviewed the accompanying condensed consolidated statement of operations of United Technologies Corporation and its consolidated subsidiaries for the three-months ended March 31, 2003 and 2002, the condensed consolidated statement of cash flows for the three-months ended March 31, 2003 and 2002, and the condensed consolidated balance sheet as of March 31, 2003. This interim financial information is the responsibility of the Corporation's management.

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

    Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

    We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, of changes in shareowners' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 16, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
April 17, 2003

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

    The Corporation's operations are classified into four principal segments: Otis, Carrier, Pratt & Whitney and Flight Systems. Otis and Carrier serve customers in the commercial and residential property industries. Carrier also serves commercial and transport refrigeration customers. Pratt & Whitney and the Flight Systems segment, which includes Hamilton Sundstrand and Sikorsky Aircraft ("Sikorsky"), primarily serve commercial and government customers in the aerospace industry.

    For discussion of the Corporation's business environment, refer to the discussion of "Business Environment" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2002. The current status of significant factors impacting the Corporation's business environment in 2003 is discussed below.

    As worldwide businesses, the Corporation's operations are affected by global and regional industry, economic and political factors. The Corporation's geographic and industry diversity, as well as the diversity of its product sales and service, has helped limit the impact of any one industry or the economy of any single country on the consolidated results. Current economic conditions in the commercial airline industry, global refrigeration industries and commercial HVAC and construction markets had a negative impact on the Corporation's consolidated results and are expected to continue to present challenges to its businesses. In addition, the defense portion of the Corporation's aerospace businesses is affected by changes in market demand and the global political environment. The Corporation's participation in long-term production and development programs for the U.S. government has contributed positively to the Corporation's results in the first three months of 2003 and is expected to continue for the remainder of 2003. During the first three months of 2003, foreign currencies contributed positively to the Corporation's consolidated results, primarily driven by the strength of the euro in relation to the U.S. dollar.

    The Corporation's growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved can affect the Corporation's operations and results.

    Traffic growth, load factors, worldwide profits, influenced in part by fuel prices and labor issues, and general economic activity have historically been reliable indicators for new aircraft and aftermarket orders in the aerospace industry. Spare part sales and aftermarket service trends are impacted by factors including usage, pricing, regulatory changes and retirement of older aircraft. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits. Current conditions in the airline industry include reduced flight schedules, an increased number of idle aircraft, workforce reductions and declining financial performance, including recent airline bankruptcies. Airlines and aircraft manufacturers continue to reduce supplier bases and seek lower cost packages. These conditions have resulted in decreased aerospace volume and orders in the Corporation's commercial aerospace businesses in the first quarter of 2003 and are expected to continue for the remainder of 2003. In addition, ongoing U.S. military action in Iraq has created additional uncertainty in the airline industry.

    The Corporation's products and services are regulated by strict safety and performance standards, particularly in the commercial engine business. These standards can create uncertainty regarding the profitability of commercial engine programs.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The impact of war in Iraq, significant airline financial stress and slowed global economic growth, including the potential impact of Severe Acute Respiratory Syndrome ("SARS"), create uncertainties that could impact the Corporation's earnings outlook for the remainder of 2003.

CRITICAL ACCOUNTING ESTIMATES

    Preparation of the Corporation's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in Form 10-K for the calendar year 2002, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the Corporation's critical accounting estimates during the first quarter of 2003.

RESULTS OF CONTINUING OPERATIONS

    Consolidated revenues increased $328 million (5%) to $6.7 billion in the first quarter of 2003 compared to the same period in 2002. Foreign currency translation increased consolidated revenues 4% in the first quarter. The first quarter increase reflects growth at Otis, increased helicopter and aftermarket revenues at Sikorsky and increased military revenue at Pratt & Whitney. These increases were partially offset by declines in commercial spare parts volume in the aerospace businesses.

    Gross margin as a percentage of sales decreased 2.2 percentage points in the first quarter of 2003 compared to 2002. The first quarter decrease reflects lower commercial aerospace volume and the favorable impact of the first quarter 2002 commercial engine contract changes at Pratt & Whitney, partially offset by margin improvement at Otis. Gross margin in the first quarter of 2002 also reflects the benefit of an approximate $100 million settlement of environmental claims and $85 million of restructuring charges.

    Research and development spending decreased $103 million (30%) in the first quarter of 2003 compared to the same period of 2002. The first quarter decrease is primarily associated with finalization of a technology funding agreement at Pratt & Whitney Canada, costs associated with the PW6000 program recorded in the first quarter of 2002, and lower spending on Sikorsky's S-92 program which received Federal Aviation Administration type certification during the fourth quarter of 2002. As a percentage of sales, research and development was 3.5% in the first quarter of 2003, as compared to 5.3% in the same period of 2002. Research and development spending is subject to the variable nature of program development schedules and is currently expected to approximate 4% of sales in 2003.

    In addition to company funded programs, customer funded research and development was $349 million and $237 million for the quarters ended March 31, 2003 and 2002, respectively. The 2003 increase of $112 million is primarily attributable to Pratt & Whitney's military business.

    Selling, general and administrative expenses increased $10 million (1%) in the first quarter of 2003 compared to the same period of 2002. The first quarter increase reflects the impact of foreign currency translation at Otis and Sikorsky's 2002 acquisition of Derco, partially offset by the absence of $15 million of restructuring charges recorded in the first quarter of 2002. As a percentage of sales, these expenses were 11.5% and 11.9% in the first quarter of 2003 and 2002, respectively.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Interest expense decreased $8 million (8%) in the first quarter of 2003 compared to 2002. The decrease is due primarily to lower short-term foreign borrowings in 2003, partially offset by interest associated with the issuance of $500 million of 6.10% Notes in April 2002.

    The effective income tax rate for the first quarter of 2003 was 28.0% as compared to 28.4% for the same period of 2002, reflecting the continued implementation of tax planning strategies.

    Net income and diluted earnings per share increased $35 million (7%) and $.08 (9%) for the first quarter of 2003 when compared with the same period in 2002. The favorable impact of foreign currency translation contributed five cents in diluted earnings per share during the first quarter of 2003.

Restructuring

    In January 2003, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact recognition of costs under the Corporation's existing programs.

    During 2002, the Corporation recorded pre-tax restructuring and related charges totaling $321 million. These charges related to on-going cost reduction efforts, including workforce reductions and consolidation of manufacturing, sales and service facilities. These programs are expected to result in net workforce reductions of approximately 7,000 salaried and hourly employees, the elimination of approximately 2.0 million square feet of facilities and the disposal of assets associated with exited facilities. During 2003, the Corporation has incurred pre-tax cash outflows related to the 2002 programs of approximately $61 million which were funded from cash generated from operations. Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $285 million annually. As of March 31, 2003, reductions of approximately 1,600 employees and approximately 800 thousand square feet remain under the programs. As of March 31, 2003, approximately $87 million of severance and related costs and $8 million of facility exit and lease termination accruals remain. The programs are expected to be completed in 2003.

    During the second half of 2001, the Corporation recorded pre-tax charges totaling $348 million associated with ongoing cost reduction efforts and to address challenging market conditions in the commercial airline industry. These programs have resulted in net workforce reductions of approximately 8,100 salaried and hourly employees, the elimination of approximately 2.1 million square feet of facilities and the disposal of assets associated with exited facilities. During 2003, the Corporation has incurred pre-tax cash outflows related to the 2001 programs of approximately $13 million which were funded from cash generated from operations. Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $300 million annually. As of March 31, 2003, these actions are substantially complete.

    During the first quarter of 2003, the Corporation recorded charges in connection with its continuing cost reduction efforts, primarily in the Pratt & Whitney segment, that are similar in nature to those noted above. The amounts were not material to the results of any individual segment or the Corporation's consolidated financial condition, results of operations or cash flows.

    The Corporation may initiate additional restructuring actions in 2003 in its ongoing efforts to reduce costs. No significant actions have been approved at this time.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Segment Review

    Revenues, operating profits and operating profit margins of the Corporation's principal segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. As discussed in the Notes to the Condensed Consolidated Financial Statements for certain of these subsidiaries, minority shareholders have rights which overcome the presumption of control. In the consolidated results, these subsidiaries are accounted for using the equity method of accounting. Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries. Results for the quarters ended March 31, 2003 and 2002 are as follows:

In Millions of Dollars	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended March 31,	2003	2002	2003	2002	2003	2002

Otis	$1,820	$1,536	$314	$234	17.3%	15.2%
Carrier	1,957	1,896	151	61	7.7%	3.2%
Pratt & Whitney	1,731	1,840	276	318	15.9%	17.3%
Flight Systems	1,317	1,209	187	158	14.2%	13.1%
Total segment	6,825	6,481	928	771	13.6%	11.9%
Eliminations and other	(123)	(107)	(37)	83
General corporate expenses	-	-	(54)	(57)
Consolidated	$6,702	$6,374	837	797
Interest expense			(91)	(99)
Income before income taxes and minority interests			$746	$698

First quarter 2002 restructuring and related charges included in segment operating profit are as follows:
Otis - $16, Carrier - $74, Pratt & Whitney - $9, and Flight Systems - $5.

The Corporation recorded restructuring charges in the first quarter of 2003, primarily in the Pratt & Whitney segment, similar in nature to those noted above. The amounts were not material.

    Otis revenues increased $284 million (18%) in the first quarter of 2003 compared to the same period of 2002. Foreign currency translation increased revenues by approximately 10% during the first quarter of 2003 due primarily to the strengthening of the euro in relation to the U.S. dollar. The first quarter increase reflects growth in all regions and includes approximately six percentage points of organic growth.

    Otis operating profits increased $80 million (34%) in the first quarter of 2003 compared to the same period of 2002. Foreign currency translation increased operating profits by approximately 14% in the first quarter of 2003. The 2003 increase also reflects profit improvement in all regions and the absence of first quarter 2002 restructuring charges of $16 million.

    Carrier revenues increased $61 million (3%) in the first quarter of 2003 compared to the same period of 2002. Foreign currency translation increased revenues approximately 3% during the first quarter due primarily to the strength of the euro in relation to the U.S. dollar. The first quarter reflects higher volume in North American residential HVAC and the transport refrigeration business, largely offset by continued commercial HVAC weakness in the United States and also in Europe.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Carrier's operating profits increased $90 million (148%) in the first quarter of 2003 compared to the same period of 2002, reflecting $74 million of restructuring costs recorded in the first quarter of 2002. Foreign currency translation increased operating profits by approximately 10% in the first quarter of 2003. The first quarter operating profit increase also reflects continued benefits from cost reduction actions and higher volume in North American residential HVAC and the transport refrigeration business, partially offset by continued weakness in commercial HVAC.

    Pratt & Whitney revenues decreased $109 million (6%) in the first quarter of 2003 compared to the same period of 2002. The first quarter decrease was due primarily to declines in commercial spare parts and lower volume at Pratt & Whitney Power Systems and Pratt & Whitney Canada, partially offset by increases in military revenue.

    Pratt & Whitney operating profits decreased $42 million (13%) in the first quarter of 2003 compared to the same period of 2002, reflecting declines in commercial spare parts and the favorable impact of commercial engine contract changes recorded in 2002. These decreases were partially offset by the profit impact of increased military revenues and lower research and development costs reflecting finalization of a technology funding agreement at Pratt & Whitney Canada and the absence of PW6000 program costs recorded in the first quarter of 2002.

    Flight Systems revenues increased $108 million (9%) in the first quarter of 2003 compared to the same period of 2002. The first quarter increase was due to increased aftermarket revenues, due in part to the acquisition of Derco in 2002, and higher helicopter sales at Sikorsky. These increases were partially offset by lower commercial aerospace volume and aftermarket sales at Hamilton Sundstrand.

    Flight Systems operating profits increased $29 million (18%) in the first quarter of 2003 compared to the same period of 2002. This increase was due primarily to higher aftermarket volume, improved aircraft program performance and lower S-92 spending at Sikorsky, partially offset by lower commercial aerospace volume at Hamilton Sundstrand.

LIQUIDITY AND FINANCIAL CONDITION

    Management assesses the Corporation's liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, investments in businesses, dividends, Common Stock repurchases, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.

In Millions of Dollars	March 31, 2003	December 31, 2002	March 31, 2002

Cash and cash equivalents	$1,927	$2,080	$1,337
Total debt	4,904	4,873	4,617
Net debt (total debt less cash)	2,977	2,793	3,280
Shareowners' equity	8,680	8,355	8,646
Total capitalization (debt plus equity)	13,584	13,228	13,263
Debt to total capitalization	36%	37%	35%
Net debt to total capitalization	26%	25%	28%

    Net cash flows provided by operating activities decreased $349 million in the first three months of 2003 compared to the corresponding period in 2002, due primarily to a $500 million cash contribution to the Corporation's domestic defined benefit pension plans, partially offset by improved working capital performance.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Cash used in investing activities decreased $160 million in the first three months of 2003 compared with the same period of 2002, primarily due to lower capital expenditures and investments in businesses. The decrease in capital expenditures is due to a rationalization and timing of capital projects. Capital expenditures for the year 2003 are expected to approximate anticipated depreciation levels. Cash spending for investments in businesses for the first three months of 2003 was $18 million. While the Corporation has targeted acquisition activity for the full year 2003 in the $1.5 billion range, actual acquisition spending may vary depending upon the availability of appropriate acquisition opportunities.

    Customer financing activity was a net use of cash of $9 million in the first three months of 2003 compared with a $1 million source of cash in the first three months of 2002, reflecting higher customer generated financing requirements. While the Corporation expects that 2003 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation had financing and rental commitments of $1.6 billion related to commercial aircraft at March 31, 2003 and December 31, 2002. The Corporation may also arrange for third-party investors to assume a portion of its commitments.

    Net cash flows used in financing activities decreased $217 million in the first three months of 2003 compared with the same period of 2002, due primarily to lower debt and short-term borrowing repayments as well as less Common Stock issued on fewer option exercises, partially offset by higher Common Stock repurchase activity. Under a shelf registration statement previously filed with the Commission, the Corporation can issue approximately $1.1 billion of additional debt and equity securities.

    The Corporation repurchased $201 million of Common Stock, representing 3.4 million shares, in the first three months of 2003 under previously announced share repurchase programs. In October 2002, the Corporation announced that the Board of Directors authorized the repurchase of up to 30 million shares. The new authorization replaces the previous share repurchase authority. The Corporation has targeted total share repurchases in 2003 of approximately $700 million, however, total repurchases may vary depending upon the level of other investing activities. The share repurchase programs continue to be a use of the Corporation's cash flows and have more than offset the dilutive effect resulting from the issuance of stock and options under stock-based employee benefit programs.

    The funded status of the Corporation's pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The Corporation can contribute cash to these plans at its discretion and made an additional $500 million cash contribution to its domestic pension plans in January 2003.

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

    Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Although variations in acquisition spending could cause changes in debt to capital levels, management anticipates that the year-end 2003 debt-to-capital level will approximate prior year levels.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Recent Accounting Guidance

    In January 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Corporation in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.

    The adoption of FIN 46 for variable interests created after January 31, 2003 did not have a material impact on the Corporation's consolidated financial condition, results of operations or cash flows. The Corporation is continuing to review the provisions of FIN 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003, and does not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Item 3. Quantitative and Qualitative Disclosures about Market Risk

    There has been no significant change in the Corporation's exposure to market risk during the first three months of 2003. For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 2002.

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

    This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

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

    All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to risk factors in the "Notes to Condensed Consolidated Financial Statements" under the heading "Contingent Liabilities" and in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Environment," "Results of Continuing Operations," "Liquidity and Financial Condition" and "Critical Accounting Estimates." The Corporation's Annual Report on Form 10-K for 2002 also includes important information as to risk factors in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to the Corporation's Business as a Whole" and in the "Legal Proceedings" section. Additional important information as to risk factors is included in the Corporation's 2002 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Environment," "Critical Accounting Estimates," "Environmental Matters" and "Restructuring and Other Costs." For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part II - Other Information

Item 1. Legal Proceedings

    As previously reported, the U.S. Department of Defense (DoD) and the Corporation are litigating whether Pratt & Whitney's accounting practices for certain engine parts are acceptable. The litigation, filed in 1994 with the Armed Services Board of Contract Appeals ("ASBCA"), No. 47416 et al., relates to the accounting for engine parts produced by foreign companies under commercial engine collaboration programs from 1984 through 1995. On January 15, 2003, the Court reversed the ASBCA and remanded the case to the ASBCA for further proceedings. The Corporation sought reconsideration of this decision by the Court in late February 2003. No decision has been issued.

    As previously reported, the Corporation had pending against it one qui tam complaint under the civil False Claims Act in United States District Court for the District of Connecticut: U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No. 394CV00963 (filed July 1997, and involving allegations of improper accounting for fixed assets). In February 2003, the case was dismissed. The relator has moved for reconsideration.

    As previously reported, in March 1999, the U.S. Department of Justice filed a civil False Claims Act complaint against the Corporation in United States District Court for the Southern District of Ohio (Western Division), No. C-3-99-093. This lawsuit relates to the "Fighter Engine Competition" between Pratt & Whitney's F100 engine and GE's F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The Government alleges that Pratt & Whitney inflated its estimated costs for purchased parts and withheld data that would have revealed the overstatements. In mid-2002, the Court denied motions filed by Pratt & Whitney that could have resulted in dismissal of all or part of the Government's claims. The Corporation requested that the Court reconsider this denial. This request was denied in March 2003. Trial of this matter is anticipated in the first quarter of 2004.

    Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings of the Corporation's Annual Report on Form 10-K for 2002.

    The Corporation does not believe that the resolution of the foregoing legal matters will have a material adverse effect upon the Corporation's competitive position, results of operations, cash flow or financial condition.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

 Item 6.    Exhibits and Reports on Form 8-K

    (a)  Exhibits

(12)	Statement re: computation of ratio of earnings to fixed charges. *
(15)	Letter re: unaudited interim financial information. *
(99)	Additional Exhibit. *

    (b)  Reports on Form 8-K

On March 5, 2003, the Corporation filed a Report on Form 8-K incorporating, under Item 5, a March 5, 2003 press release announcing that Gregory J. Hayes had been named Vice President and Controller of the Corporation and that David G. Nord had been named Vice President of Finance and Chief Financial Officer of the Corporation's Hamilton Sundstrand subsidiary.

* Submitted electronically herewith.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: April 23, 2003	By: /s/ Stephen F. Page
Stephen F. Page Vice Chairman and Chief Financial Officer

Dated: April 23, 2003	By: /s/ William H. Trachsel
William H. Trachsel Senior Vice President, General Counsel and Secretary

Dated: April 23, 2003	By: /s/ David G. Nord
David G. Nord Vice President, Controller *

*	Mr. Nord continued to perform his duties as outgoing Vice President, Controller with respect to preparation and filing of this Form 10-Q, notwithstanding his appointment as Vice President of Finance and Chief Financial Officer
of the Corporation's Hamilton Sundstrand subsidiary on April 1, 2003.

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

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectives of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ George David
Date:	April 23, 2003	George David Chairman and Chief Executive Officer

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

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectives of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Stephen F. Page
Date:	April 23, 2003	Stephen F. Page Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(99)	Additional Exhibit.*

* Submitted electronically herewith.