Form 10-Q
period 2003-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2003-07-21
CIK 101829

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At June 30, 2003 there were 468,814,654 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2003

"Corporation," unless the context otherwise requires, means United Technologies Corporation or UTC and its subsidiaries.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

In Millions (except per share amounts)	Quarter Ended June 30,
	2003	2002
Revenues
Product sales	$5,813	$5,566
Service sales	1,895	1,705
Financing revenues and other income, net	82	53
	7,790	7,324
Costs and expenses
Cost of products sold	4,381	4,067
Cost of services sold	1,238	1,123
Research and development	281	305
Selling, general and administrative	857	798
Interest	93	96
	6,850	6,389

Income before income taxes and minority interests	940	935
Income taxes	263	266
Minority interests	45	45
Net income	$632	$624

Earnings per share of Common Stock:
Basic	$1.33	$1.30
Diluted	$1.26	$1.23

Dividends per share of Common Stock	$.27	$.245

Average number of shares outstanding:
Basic	468	473
Diluted	500	507

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

In Millions (except per share amounts)	Six Months Ended June 30,
	2003	2002

Revenues
Product sales	$10,677	$10,266
Service sales	3,684	3,326
Financing revenues and other income, net	131	106
	14,492	13,698
Costs and expenses
Cost of products sold	8,088	7,487
Cost of services sold	2,397	2,188
Research and development	516	643
Selling, general and administrative	1,621	1,552
Interest	184	195
	12,806	12,065

Income before income taxes and minority interests	1,686	1,633
Income taxes	472	464
Minority interests	80	78
Net income	$1,134	$1,091

Earnings per share of Common Stock:
Basic	$2.38	$2.27
Diluted	$2.27	$2.15

Dividends per share of Common Stock	$.515	$.49

Average number of shares outstanding:
Basic	469	473
Diluted	500	507

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

In Millions	June 30, 2003	December 31, 2002
	(Unaudited)
Assets

Cash and cash equivalents	$2,415	$2,080
Accounts receivable, net	4,653	4,277
Inventories and contracts in progress, net	3,911	3,803
Future income tax benefits	1,378	1,431
Other current assets	352	244
Total Current Assets	12,709	11,835
Customer financing assets	853	771
Future income tax benefits	1,575	1,658
Fixed assets	11,233	10,869
Less: Accumulated depreciation	(6,712)	(6,282)
	4,521	4,587
Goodwill	7,068	6,981
Other assets	4,181	3,342
Total Assets	$30,907	$29,174

Liabilities and Shareowners' Equity

Short-term borrowings	$218	$197
Accounts payable	2,400	2,095
Accrued liabilities	5,721	5,651
Long-term debt currently due	44	44
Total Current Liabilities	8,383	7,987

Long-term debt	4,630	4,632
Future pension and postretirement benefit obligations	5,137	5,088
Other long-term liabilities	2,163	2,095
Minority interest in subsidiary companies	637	589

Series A ESOP Convertible Preferred Stock	713	718
ESOP deferred compensation	(282)	(290)
	431	428
Shareowners' Equity:
Common Stock	5,621	5,447
Treasury Stock	(5,196)	(4,951)
Retained earnings	11,673	10,836
Accumulated other non-shareowners' changes in equity	(2,572)	(2,977)
	9,526	8,355
Total Liabilities and Shareowners' Equity	$30,907	$29,174

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
In Millions	Six Months Ended June 30,

	2003	2002
Operating Activities:
Net income	$1,134	$1,091
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	367	364
Deferred income tax provision	172	124
Change in:
Accounts receivable	(177)	(352)
Inventories and contracts in progress	17	(104)
Accounts payable and accrued liabilities	40	388
Other current assets	(89)	(59)
Contributions to domestic pension plans	(600)	-
Other, net	191	(27)
Net cash flows provided by operating activities	1,055	1,425

Investing Activities:
Capital expenditures	(196)	(275)
Investments in businesses	(94)	(312)
Dispositions of businesses	-	8
Increase in customer financing assets, net	(56)	(95)
Other, net	18	-
Net cash flows used in investing activities	(328)	(674)

Financing Activities:
Issuance of long-term debt	-	501
Repayment of long-term debt	(14)	(190)
Increase (decrease) in short-term borrowings, net	4	(278)
Common Stock issued under employee stock plans	127	110
Dividends paid on Common Stock	(242)	(232)
Repurchase of Common Stock	(251)	(226)
Other, net	(95)	(108)
Net cash flows used in financing activities	(471)	(423)

Effect of foreign exchange rate changes on Cash and cash equivalents	79	16
Net increase in Cash and cash equivalents	335	344

Cash and cash equivalents, beginning of year	2,080	1,558
Cash and cash equivalents, end of period	$2,415	$1,902

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Condensed Consolidated Financial Statements at June 30, 2003 and for the quarters and six-month periods ended June 30, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2002. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Employee Benefit Plans

    During the first six months of 2003, the Corporation made $600 million of cash contributions to its defined benefit domestic pension plans, including $500 million in the first quarter and $100 million in the second quarter.

    The Corporation has long-term incentive plans authorizing various types of market and performance based incentive awards that may be granted to officers and employees. The Corporation applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its long-term stock-based incentive plans. The exercise price of stock options, set at the time of the grant, is not less than the fair market value per share at the date of grant. Options have a term of ten years and generally vest after three years.

    The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended, had been applied to the Corporation's long-term incentive plans.

In Millions (except per share amounts)		Quarter Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002

Net income as reported		$632	$624	$1,134	$1,091
Add:	Stock-based employee compensation
	expense included in net income,
	net of related tax effects	4	-	4	2
Less:	Total stock-based employee
	compensation expense determined
	under Black-Scholes option pricing
	model, net of related tax effects	(25)	(26)	(57)	(57)
Pro forma net income		$611	$598	$1,081	$1,036
Earnings per share:
Basic - as reported		$1.33	$1.30	$2.38	$2.27
Basic - pro forma		$1.27	$1.25	$2.27	$2.16

Diluted - as reported		$1.26	$1.23	$2.27	$2.15
Diluted - pro forma		$1.22	$1.18	$2.16	$2.04

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

    The fair value of derivatives held by the Corporation, including those embedded in other contracts, was a net asset of $152 million at June 30, 2003. Of the amount recorded in shareowners' equity, a $63 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the six months ended June 30, 2003 were immaterial. All open derivative contracts accounted for as cash flow hedges mature by March 2006.

Non-Shareowners' Changes in Equity

    Non-shareowners' changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners' changes in equity is provided below.

In Millions	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$632	$624	$1,134	$1,091
Foreign currency translation, net	249	109	332	53
Unrealized holding gain (loss) on marketable equity securities, net	21	(14)	19	(16)
Cash flow hedging gain, net	31	24	54	29
	$933	$743	$1,539	$1,157

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Inventories and Contracts in Progress

In Millions	June 30, 2003	December 31, 2002

Inventories consist of the following:
Raw materials	$778	$740
Work-in-process	1,089	1,026
Finished goods	2,373	2,329
Contracts in progress	2,210	2,177
	6,450	6,272
Less:
Progress payments, secured by lien, on U.S. Government contracts	(130)	(123)
Billings on contracts in progress	(2,409)	(2,346)
	$3,911	$3,803

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

    The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2003, are as follows:

In Millions

Balance as of January 1, 2003	$1,116
Warranties and performance guarantees issued	256
Settlements made	(238)
Adjustments to provision	(12)

Balance as of June 30, 2003	$1,122

Acquisitions, Goodwill and Other Intangible Assets

    During the first six months of 2003, the Corporation's investments in businesses were $94 million, including $76 million in the second quarter, primarily for the initial purchase of Chubb plc shares. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

     The increase in goodwill of $87 million during the six months ended June 30, 2003 resulted principally from foreign currency translation and business combinations completed or finalized in the period.

    Identifiable intangible assets are recorded in "Other assets" in the Condensed Consolidated Balance Sheet and are comprised of:

	June 30, 2003		December 31, 2002

In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized intangible assets
Purchased service contracts	$762	$(236)	$684	$(199)
Patents and trademarks	154	(30)	152	(26)
Other, principally customer relationships	110	(23)	60	(17)
	$1,026	$(289)	$896	$(242)

    Amortization of intangible assets for the quarter and six-month periods ended June 30, 2003 was $15 million and $29 million, respectively, compared with $13 million and $23 million for the same periods last year. Amortization of these intangible assets for 2003 to 2007 is expected to approximate $55 million per year.

Restructuring

    During 2002, the Corporation recorded pre-tax restructuring and related charges totaling $321 million. These charges related to ongoing cost reduction efforts, including workforce reductions and consolidation of manufacturing, sales and service facilities. These programs are expected to result in net workforce reductions of approximately 7,000 salaried and hourly employees, the elimination of approximately 2.0 million square feet of facilities and the disposal of assets associated with exited facilities. As of June 30, 2003, reductions of approximately 1,000 employees and approximately 600 thousand square feet remain to be completed under the programs. As of June 30, 2003, approximately $58 million of severance and related costs and $5 million of facility exit and lease termination accruals remain outstanding. The programs are expected to be completed in 2003.

    In the first and second quarters of 2003, the Corporation recorded pre-tax restructuring and related charges of $11 million and $22 million, respectively, in connection with its continuing cost reduction efforts. These charges were similar in nature to those noted above and were recorded in both the commercial and aerospace units. The amounts were not material to the results of any individual segment.

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions (except per share amounts)	2003	2002	2003	2002

Net income	$632	$624	$1,134	$1,091
Less: ESOP Stock dividends	(8)	(8)	(16)	(16)
Basic earnings	624	616	1,118	1,075
ESOP Stock adjustment	8	8	15	15
Diluted earnings	$632	$624	$1,133	$1,090

Average shares:
Basic	468	473	469	473
Stock awards	6	8	5	8
ESOP Stock	26	26	26	26
Diluted	500	507	500	507

Earnings per share of Common Stock:
Basic	$1.33	$1.30	$2.38	$2.27
Diluted	$1.26	$1.23	$2.27	$2.15

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

    Segment financial data include the results of all majority-owned businesses, consistent with the management reporting of these businesses. For certain of these subsidiaries, minority shareholders have rights which, under the provisions of Emerging Issues Task Force ("EITF") 96-16, overcome the presumption of control. In the Corporation's consolidated results, these subsidiaries are accounted for using the equity method of accounting. The substantive participating rights granted by contract to minority shareholders that overcome the presumption of control include minority participation in the appointment, dismissal and compensation of senior management, approval of organizational structure changes, policies, annual operating and capital plans, including approval of merger and acquisition investment activities, and annual dividend plans. These and other participating rights that allow the minority shareholder to participate in decisions that occur as part of the ordinary course of business are represented through the minority shareholder's ability to block actions proposed by the majority interest. Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and six-month periods ended June 30, 2003 and 2002, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 17, 2003, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT AUDITORS

To the Shareowners of
  United Technologies Corporation

    We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its consolidated subsidiaries as of June 30, 2003, and the related condensed consolidated statement of operations for each of the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2003 and 2002. This interim financial information is the responsibility of the Corporation's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
July 17, 2003

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

    As worldwide businesses, the Corporation's operations are affected by global and regional industry, economic and political factors. The Corporation's geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated results. Economic conditions in the commercial airline industry, global refrigeration industries, commercial HVAC and construction markets had a negative impact on the Corporation's consolidated results in the first six months of 2003 and are expected to continue to present challenges to its businesses. In addition, the defense portion of the Corporation's aerospace businesses is affected by changes in market demand and the global political environment. The Corporation's participation in long-term production and development programs for the U.S. Government has contributed positively to the Corporation's results in the first six months of 2003 and is expected to continue to benefit results for the remainder of 2003. During the first six months of 2003, foreign currencies contributed positively to the Corporation's consolidated results, primarily driven by the strength of the euro in relation to the U.S. dollar.

    The Corporation's growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved can affect the Corporation's operations and results.

    Traffic growth, load factors, worldwide airline profits, influenced in part by fuel prices and labor issues, and general economic activity have historically been reliable indicators for new aircraft and aftermarket orders in the aerospace industry. Spare part sales and aftermarket service trends are impacted by factors including usage, pricing, regulatory changes and retirement of older aircraft. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits. Current conditions in the airline industry include reduced flight schedules, an increased number of idle aircraft, workforce reductions and declining financial performance, including recent airline bankruptcies. Airlines and aircraft manufacturers continue to reduce supplier bases and seek lower cost packages. These conditions have resulted in decreased aerospace volume and orders in the Corporation's commercial aerospace businesses in the first six months of 2003 and are expected to continue for the remainder of 2003. In addition, ongoing U.S. military involvement in Iraq has created uncertainty in the airline industry.

    The Corporation's products and services are regulated by strict safety and performance standards, particularly in the commercial engine business. These standards can create uncertainty regarding the profitability of commercial engine programs.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    The residual impact of war in Iraq, continued commercial airline financial distress, slowed global economic growth, including the near term impact of Severe Acute Respiratory Syndrome ("SARS"), and weather conditions in key HVAC markets create uncertainties that could impact the Corporation's earnings outlook for the remainder of 2003.

CRITICAL ACCOUNTING ESTIMATES

    Preparation of the Corporation's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in Form 10-K for the calendar year 2002, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the Corporation's critical accounting estimates during the first six months of 2003.

RESULTS OF CONTINUING OPERATIONS

    Consolidated revenues were $7.8 billion in the second quarter of 2003, an increase of $466 million (6%) when compared to the same period of 2002 and $14.5 billion for the six-month period of 2003, a $794 million (6%) increase when compared to the same period of 2002. Foreign currency translation contributed approximately two-thirds of the revenue increase in the quarter and six-month periods ended June 30, 2003 due primarily to the continued strengthening of the euro in relation to the U.S. dollar. The second quarter and six-month increases reflect growth at Otis, increased aftermarket revenues at Sikorsky and increased military revenues at Pratt & Whitney. These increases were partially offset by declines in commercial spare parts volume in the aerospace businesses.

    Gross margin as a percentage of sales decreased 1.5% and 1.8% in the second quarter and first six months of 2003, respectively, when compared to the same periods of 2002. The decreases primarily reflect lower commercial aerospace volume, and the absence of the favorable impact of commercial engine contract changes at Pratt & Whitney recorded in the first quarter of 2002, partially offset by margin improvement at Otis. Gross margin in 2002 also reflects the benefit of an approximate $100 million settlement of environmental insurance claims and $85 million of restructuring charges recorded in the first quarter of 2002.

    The Corporation's research and development spending includes both company and customer funded programs. Total research and development spending for the Corporation increased $93 million (16%) to $665 million in the second quarter of 2003 and increased $80 million (7%) to $1.2 billion in the first six months of 2003 compared to the same periods of 2002.

    Company funded research and development spending decreased $24 million (8%) and $127 million (20%) in the second quarter and six-month period of 2003, respectively, when compared to the same periods of 2002. The second quarter decrease is due primarily to lower spending in the commercial aerospace businesses. The six-month decrease also reflects the finalization of a technology funding agreement at Pratt & Whitney Canada in the first quarter of 2003, lower spending on Sikorsky's S-92 program which received Federal Aviation Administration type certification during the fourth quarter of 2002 and costs associated with the PW6000 program recorded in the first quarter of 2002. As a percentage of sales, research and development was 3.6% in the second quarter and six-month period of 2003, compared to 4.2% and 4.7% in the same periods of 2002. Company funded research and development spending is subject to the variable nature of program development schedules and in the second half of 2003 is expected to approximate amounts reported in the first six months of 2003.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    In addition to company funded programs, customer funded research and development programs were $384 million and $733 million in the second quarter and six-month period of 2003, respectively, as compared to $267 million and $526 million for the same periods of 2002. The increases are primarily attributable to Pratt & Whitney's military business.

    Selling, general and administrative expenses increased $59 million (7%) and $69 million (4%) in the second quarter and first six months of 2003, respectively, when compared to the same periods of 2002. As a percentage of sales, these expenses were 11.1% and 11.3% for the quarter and six months ended June 30, 2003 compared to 11% and 11.4% for the same periods of 2002. The second quarter and six-month increases were due primarily to the impact of foreign currency translation at Otis and Carrier.

    Interest expense decreased $3 million (3%) and $11 million (6%) in the second quarter and six-month period of 2003, respectively, when compared to the same periods of 2002.

    The effective income tax rate for the second quarter and six-month period of 2003 was 28% as compared to 28.4% for the same periods of 2002.

    Net income and diluted earnings per share increased $8 million (1%) and $.03 (2%), respectively, in the second quarter of 2003 when compared with the same period of 2002. Net income and diluted earnings per share increased $43 million (4%) and $.12 (6%), respectively, in the first six months of 2003 when compared to the same period of 2002. The favorable impact of foreign currency translation contributed $.07 per share and $.12 per share to the second quarter and first six months of 2003, respectively.

Restructuring

    During 2002, the Corporation recorded pre-tax restructuring and related charges totaling $321 million. These charges related to on-going cost reduction efforts, including workforce reductions and consolidation of manufacturing, sales and service facilities. These programs are expected to result in net workforce reductions of approximately 7,000 salaried and hourly employees, the elimination of approximately 2.0 million square feet of facilities and the disposal of assets associated with exited facilities. During 2003, the Corporation has incurred pre-tax cash outflows related to the 2002 programs of approximately $89 million which were funded from cash generated from operations. Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $285 million annually. As of June 30, 2003, reductions of approximately 1,000 employees and approximately 600 thousand square feet remain to be completed under the programs. As of June 30, 2003, approximately $58 million of severance and related costs and $5 million of facility exit and lease termination accruals remain outstanding. The programs are expected to be completed in 2003.

    In the first and second quarters of 2003, the Corporation recorded pre-tax restructuring and related charges of $11 million and $22 million, respectively, in connection with its continuing cost reduction efforts. These charges were similar in nature to those noted above and were recorded in both the commercial and aerospace units. The amounts were not material to the results of any individual segment.

    The Corporation may initiate additional restructuring actions in 2003 in its ongoing efforts to reduce costs. No significant actions have been approved at this time.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Segment Review

   Revenues, operating profits and operating profit margins of the Corporation's principal segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. As discussed in the Notes to the Condensed Consolidated Financial Statements for certain of these subsidiaries, minority shareholders have rights which overcome the presumption of control. In the consolidated results, these subsidiaries are accounted for using the equity method of accounting. Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries. Results for the quarters and six-month periods ended June 30, 2003 and 2002 are as follows:

In Millions of Dollars	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended June 30,	2003	2002	2003	2002	2003	2002

Otis	$1,956	$1,680	$336	$263	17.2%	15.7%
Carrier	2,640	2,541	363	335	13.8%	13.2%
Pratt & Whitney	1,948	1,875	269	335	13.8%	17.9%
Flight Systems	1,392	1,379	173	192	12.4%	13.9%
Total segment	7,936	7,475	1,141	1,125	14.4%	15.1%
Eliminations and other	(146)	(151)	(48)	(40)
General corporate expenses	-	-	(60)	(54)
Consolidated	$7,790	$7,324	1,033	1,031
Interest expense			(93)	(96)
Income before income taxes and minority interests			$940	$935

    Segment operating profits for the quarters ended June 30, 2003 and 2002 include restructuring and related charges of $22 and $29, respectively.

In Millions of Dollars	Revenues		Operating Profit		Operating Profit Margin
Six Months Ended June 30,	2003	2002	2003	2002	2003	2002

Otis	$3,776	$3,216	$650	$497	17.2%	15.5%
Carrier	4,597	4,437	514	396	11.2%	8.9%
Pratt & Whitney	3,679	3,715	545	653	14.8%	17.6%
Flight Systems	2,709	2,588	360	350	13.3%	13.5%
Total segment	14,761	13,956	2,069	1,896	14.0%	13.6%
Eliminations and other	(269)	(258)	(85)	43
General corporate expenses	-	-	(114)	(111)
Consolidated	$14,492	$13,698	1,870	1,828
Interest expense			(184)	(195)
Income before income taxes and minority interests			$1,686	$1,633

    In the first and second quarters of 2003, the Corporation recorded restructuring and related charges of $11 and $22, respectively, in connection with its continuing cost reduction efforts in both the commercial and aerospace segments.

    Segment operating profits for the six months ended June 30, 2002 include restructuring and related charges. The amounts recorded in the first quarter were as follows: Otis - $16, Carrier - $74, Pratt & Whitney - $9, and Flight Systems - $5. In the second quarter of 2002, charges of $29 were recorded in connection with the Corporation's continuing cost reduction efforts, primarily in the commercial segments.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Otis revenues increased $276 million (16%) and $560 million (17%) in the second quarter and first six months of 2003, respectively, compared to the same periods of 2002 largely reflecting growth in all regions.  The favorable impact of foreign currency translation contributed approximately 60% of the revenue increase, reflecting the strengthening of the euro in relation to the U.S. dollar.

    Otis operating profits increased $73 million (28%) and $153 million (31%) in the second quarter and first six months of 2003, respectively, compared to the same periods of 2002. The second quarter and six-month increases reflect profit improvement in all regions and the favorable impact of foreign currency translation, which contributed approximately half of the operating profit growth. The six month increase also reflects the absence of $16 million of restructuring charges recorded in the first quarter of 2002. Restructuring charges recorded in the second quarter of 2003 and 2002 were comparable in both periods.

    Carrier revenues increased $99 million (4%) and $160 million (4%) in the second quarter and first six months of 2003, respectively, compared to the same periods of 2002, reflecting the favorable impact of foreign currency translation due to the strengthening of the euro in relation to the U.S. dollar. In addition, the second quarter and six-month increases also reflect growth in the transport refrigeration business and in North American residential HVAC. Global commercial HVAC remained weak and sales in Asia were down largely due to a weak residential market in South Korea.

    Carrier's operating profits increased $28 million (8%) and $118 million (30%) in the second quarter and first six months of 2003, respectively, compared to the same periods of 2002. These increases reflect higher volume in the transport refrigeration business and continued benefits from cost reduction actions partially offset by unfavorable pricing trends in commercial HVAC and Asia. The six-month increase also reflects the absence of $74 million of restructuring charges recorded in the first quarter of 2002, with approximately half of the remainder due to the favorable impact of foreign currency translation. Foreign currency translation contributed approximately half of the reported second quarter operating profit increase.

    Pratt & Whitney revenues increased $73 million (4%) and decreased $36 million (1%) in the second quarter and first six months of 2003, respectively, compared to the same periods of 2002. The second quarter increase is due primarily to increased military revenues partially offset by declines in commercial spare parts volume and lower volume at Pratt & Whitney Canada. The six-month period also reflects lower volume at Pratt & Whitney Power Systems compared to the same period of 2002.

    Pratt & Whitney operating profits decreased $66 million (20%) and $108 million (17%) in the second quarter and the first six months of 2003, respectively, compared to the same periods of 2002. The second quarter and six-month decreases primarily reflect declines in commercial spare parts volume, partially offset by the profit impact of increased military revenues. The six-month decrease also includes lower research and development costs, reflecting finalization of a technology funding agreement at Pratt & Whitney Canada in the first quarter of 2003, the absence of PW6000 costs recorded in the first quarter of 2002 partially offset by the favorable impact of commercial engine contract changes recorded in the first quarter of 2002.

    Flight Systems revenues increased $13 million (1%) and $121 million (5%) in the second quarter and first six months of 2003, respectively, compared to the same periods of 2002. The second quarter and six-month increases were due to higher aftermarket revenues at Sikorsky, due in part to the April 2002 acquisition of Derco, and military revenues at Hamilton Sundstrand, partially offset by lower helicopter revenues at Sikorsky and lower commercial aerospace volume at Hamilton Sundstrand.

    Flight Systems operating profits decreased $19 million (10%) in the second quarter and increased $10 million (3%) in the first six months of 2003 compared to the same periods of 2002. The second quarter decrease reflects continued weakness in commercial aerospace, restructuring charges at Hamilton Sundstrand and lower helicopter profits, partially offset by increased aftermarket profits and lower S-92 spending at Sikorsky. The six-month increase reflects increased aftermarket profit due in part to the acquisition of Derco, and lower S-92 spending at Sikorsky, partially offset by continued commercial aerospace weakness at Hamilton Sundstrand.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

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

In Millions of Dollars	June 30, 2003	December 31, 2002	June 30, 2002

Cash and cash equivalents	$2,415	$2,080	$1,902
Total debt	4,892	4,873	4,988
Net debt (total debt less cash)	2,477	2,793	3,086
Shareowners' equity	9,526	8,355	9,163
Total capitalization (debt plus equity)	14,418	13,228	14,151
Debt to total capitalization	34%	37%	35%
Net debt to total capitalization	21%	25%	25%

    Net cash flows provided by operating activities decreased $370 million in the first six months of 2003 compared to the corresponding period in 2002, due primarily to a $600 million cash contribution to the Corporation's domestic defined benefit pension plans, partially offset by improved operating performance.

    Cash used in investing activities decreased $346 million in the first six months of 2003 compared with the same period of 2002, primarily due to lower capital expenditures and investments in businesses. The decrease in capital expenditures is due to a rationalization and timing of capital projects. Capital expenditures for the full year 2003 are expected to decline approximately 10% from the prior year.

    Cash spending for investments in businesses for the first six months of 2003 was $94 million, including the Corporation's initial purchase  of Chubb plc shares. On June 11, 2003, the Corporation announced an offer to acquire Chubb plc, a London-based provider of security and fire protection services, for $1 billion in cash and the assumption of approximately $1 billion of debt. Chubb reported 2002 revenues of approximately $2.5 billion and has leading market positions in the U.K., France, Hong Kong, Canada and Australia. The offer is subject to customary conditions including acceptance of the offer by Chubb shareholders, approvals by relevant regulatory agencies, and compliance with required filing and other regulations. The transaction is expected to close in the third quarter of 2003.

    Including the recently announced offer to acquire Chubb plc, the Corporation expects acquisition activity for the full year 2003 to  approximate $3.0 billion. Actual acquisition spending may vary depending upon the availability of appropriate acquisition opportunities.

    Customer financing activity was a net use of cash of $56 million in the first six months of 2003 compared with a $95 million use of cash in the first six months of 2002, reflecting lower customer generated financing requirements. While the Corporation expects that 2003 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation had financing and rental commitments of approximately $1.6 billion related to commercial aircraft at June 30, 2003 and December 31, 2002. The Corporation may also arrange for third-party investors to assume a portion of its commitments.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Net cash flows used in financing activities increased $48 million in the first six months of 2003 compared with the same period of 2002, due primarily to higher share repurchases and increased dividends on Common Stock partially offset by lower debt repayments and short term borrowings. Under a shelf registration statement previously filed with the Commission, the Corporation can issue approximately $1.1 billion of additional debt and equity securities.

    The Corporation repurchased $251 million of Common Stock, representing 4.1 million shares, in the first six months of 2003 under previously announced share repurchase programs. In October 2002, the Corporation announced that the Board of Directors authorized the repurchase of up to 30 million shares. The new authorization replaces the previous share repurchase authority. The Corporation expects total share repurchases in 2003 of approximately $500 million, however, total repurchases may vary depending upon the level of other investing activities. The share repurchase programs continue to be a use of the Corporation's cash flows and have approximately offset the dilutive effect resulting from the issuance of stock and options under stock-based employee benefit programs.

    The funded status of the Corporation's pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The Corporation can contribute cash to these plans at its discretion and made $600 million of cash contributions to its domestic pension plans during 2003, representing $500 million in the first quarter and an additional $100 million in the second quarter.  In each of the remaining quarterly periods of  2003, the Corporation expects to make contributions approximating those made in the second quarter of 2003.

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard is not expected to have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.

    In May 2003, SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

    Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There has been no significant change in the Corporation's exposure to market risk during the first six months of 2003. For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 2002.

    Item 4. Controls and Procedures

    As of the end of the quarter ended June 30, 2003, management, including the Corporation's Chief Executive Officer and Vice Chairman and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon that evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and Vice Chairman and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

    There has been no change in the Corporation's internal control over financial reporting during the Corporation's quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

    All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to risk factors in the "Notes to Condensed Consolidated Financial Statements" under the heading "Contingent Liabilities" and in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Environment," "Critical Accounting Estimates," "Results of Continuing Operations," and "Liquidity and Financial Condition."  The Corporation's Annual Report on Form 10-K for the calendar year 2002 also includes important information as to risk factors in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to the Corporation's Business as a Whole" and in the "Legal Proceedings" section. Additional important information as to risk factors is included in the Corporation's 2002 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Environment," "Critical Accounting Estimates," "Environmental Matters," and "Restructuring and Other Costs." For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part II – Other Information

Item 1.     Legal Proceedings

    As previously reported, the U.S. Department of Defense (DoD) and the Corporation are litigating whether Pratt & Whitney's accounting practices for certain engine parts are acceptable. The litigation, filed in 1994 with the Armed Services Board of Contract Appeals ("ASBCA"), No. 47416 et al., relates to the accounting for engine parts produced by foreign companies under commercial engine collaboration programs from 1984 through 1995. On January 15, 2003, the Court of Appeals for the Federal Circuit reversed the ASBCA and remanded the case to the ASBCA for further proceedings. The Corporation sought reconsideration of this decision by the Court in late February 2003. On April 23, 2003, the Court declined to reconsider its decision and the Corporation intends to seek review by the U.S. Supreme Court.

    As previously reported, the Corporation had pending against it one qui tam complaint under the civil False Claims Act in United States District Court for the District of Connecticut: U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No. 394CV00963 (filed July 1997, and involving allegations of improper accounting for fixed assets). In February 2003, the case was dismissed. On June 18, 2003, the Court denied the relator's motion for reconsideration.  The relator has appealed this dismissal.

    As previously reported, in March 1999, the U.S. Department of Justice filed a civil False Claims Act complaint against the Corporation in United States District Court for the Southern District of Ohio (Western Division), No. C-3-99-093. This lawsuit relates to the "Fighter Engine Competition" between Pratt & Whitney's F100 engine and GE's F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The Government alleges that Pratt & Whitney inflated its estimated costs for purchased parts and withheld data that would have revealed the overstatements. In mid-2002, the Court denied motions filed by Pratt & Whitney that could have resulted in dismissal of all or part of the Government's claims. The Corporation requested that the Court reconsider this denial. This request was denied in March 2003. On May 9, 2003, the Government asked the Court to allow an amendment to the complaint, which the Corporation has opposed. Trial of this matter is anticipated in the second quarter of 2004.

    As previously reported, the Corporation entered into a Consent Decree in August of 1993 with the EPA and the Department of Justice in Docket Number H-90-715 (JAC) in the U.S. District Court for the District of Connecticut. Under the Consent Decree, the Corporation agreed to adopt programs to enhance the effectiveness of its environmental management systems and to conduct environmental regulatory compliance audits of all of its facilities in New England. The Corporation having successfully completed all requirements of the Consent Decree and upon Joint Motion by the Corporation and the United States, the Consent Decree was terminated by order of the U.S. District Court for the District of Connecticut, effective as of April 10, 2003.

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

The Corporation held its Annual Meeting of Shareowners on April 9, 2003.

The following individuals were nominated and elected to serve as directors:

George David, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick,
Stephen F. Page, Frank P. Popoff, H. Patrick Swygert, Andre Villeneuve and Harold A. Wagner

The Shareowners voted as follows on the following matters:

1)	Election of directors. The voting results for each of the nominees are as follows:
Election of Directors	Votes For	Votes Withheld

George David	415,338,033	10,427,457
Jean-Pierre Garnier	409,547,916	16,217,574
Jamie S. Gorelick	405,612,179	20,153,311
Charles R. Lee	407,288,818	18,476,672
Richard D. McCormick	405,916,237	19,849,253
Stephen F. Page	418,012,308	7,753,182
Frank P. Popoff	401,523,485	24,242,005
H. Patrick Swygert	417,463,643	8,301,847
Andre Villeneuve	405,864,053	19,901,437
Harold A. Wagner	406,061,602	19,703,888

2)	A proposal of the Audit Committee and the Board of Directors to re-appoint PricewaterhouseCoopers LLP to serve as Independent Auditor. A total of 396,399,903 shares were voted for and 23,269,301 shares were voted against this proposal. There were 6,096,286 abstentions and zero broker non-votes.
3)	A shareowner proposal recommending additional disclosure of compensation of executive officers. A total of 29,713,878 shares were voted for and 339,100,860 shares were voted against this proposal. There were 9,079,690 abstentions and 47,871,062 broker non-votes.
4)	A shareowner proposal recommending that the Board of Directors provide a report concerning the Corporation's involvement in space-based weaponization. A total of 19,132,696 shares were voted for and 343,134,077 shares were voted against this proposal. There were 15,423,775 abstentions and 48,074,942 broker non-votes.
5)	A shareowner proposal recommending shareowner approval of certain future severance agreements with senior executives. A total of 199,116,227 shares were voted for and 169,409,562 shares were voted against this proposal. There were 9,162,834 abstentions and 48,076,867 broker non-votes.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

 Item 6.    Exhibits and Reports on Form 8-K

    (a)  Exhibits

(12)	Statement re: computation of ratio of earnings to fixed charges. *
(15)	Letter re: unaudited interim financial information. *
(99.1)	Rule 13a-14(a)/15d-14(a) Certifications. *
(99.2)	Section 1350 Certifications. *

    (b)  Reports on Form 8-K

On April 17, 2003, the Corporation filed a Report on Form 8-K, furnishing under Item 12, an April 17, 2003 press release announcing its first quarter 2003 results. (Such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act.)

*Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: July 21, 2003	By: /s/ Stephen F. Page
Stephen F. Page Vice Chairman and Chief Financial Officer

Dated: July 21, 2003	By: /s/ William H. Trachsel
William H. Trachsel Senior Vice President, General Counsel and Secretary

Dated: July 21, 2003	By: /s/ Gregory J. Hayes
Gregory J. Hayes Vice President, Controller

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(99.1)	Rule 13a-14(a)/15d-14(a) Certifications. *

(99.2)	Section 1350 Certifications. *

*Submitted electronically herewith.