Form 10-Q
period 2003-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2003-10-20
CIK 101829

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At September 30, 2003 there were 470,559,321 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
 Quarter Ended September 30, 2003

"Corporation," unless the context otherwise requires, means United Technologies Corporation or UTC and its subsidiaries.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

In Millions (except per share amounts)	Quarter Ended September 30,
	2003	2002
Revenues
Product sales	$5,763	$5,500
Service sales	2,112	1,750
Financing revenues and other income, net	79	49
	7,954	7,299
Costs and expenses
Cost of products sold	4,349	4,114
Cost of services sold	1,364	1,124
Research and development	260	270
Selling, general and administrative	933	789
Interest	95	93
	7,001	6,390

Income before income taxes and minority interests	953	909
Income taxes	267	258
Minority interests	47	39
Net income	$639	$612

Earnings per share of Common Stock
Basic	$1.34	$1.28
Diluted	$1.27	$1.21

Dividends per share of Common Stock	$.27	$.245

Average number of shares outstanding
Basic	470	473
Diluted	504	505

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

In Millions (except per share amounts)	Nine Months Ended September 30,
	2003	2002
Revenues
Product sales	$16,440	$15,766
Service sales	5,796	5,076
Financing revenues and other income, net	210	155
	22,446	20,997
Costs and expenses
Cost of products sold	12,437	11,601
Cost of services sold	3,761	3,312
Research and development	776	913
Selling, general and administrative	2,554	2,341
Interest	279	288
	19,807	18,455

Income before income taxes and minority interests	2,639	2,542
Income taxes	739	722
Minority interests	127	117
Net income	$1,773	$1,703

Earnings per share of Common Stock
Basic	$3.73	$3.55
Diluted	$3.53	$3.36

Dividends per share of Common Stock	$.785	$.735

Average number of shares outstanding
Basic	469	473
Diluted	502	506

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2003	December 31, 2002
In Millions	(Unaudited)
Assets

Cash and cash equivalents	$1,421	$2,080
Accounts receivable, net	4,971	4,277
Inventories and contracts in progress, net	3,963	3,803
Future income tax benefits	1,370	1,431
Other current assets	419	244
Total Current Assets	12,144	11,835
Customer financing assets	1,028	771
Future income tax benefits	1,494	1,658
Fixed assets	11,686	10,869
Less: Accumulated depreciation	(6,787)	(6,282)
	4,899	4,587
Goodwill	9,135	6,981
Other assets	5,362	3,342

Total Assets	$34,062	$29,174

Liabilities and Shareowners' Equity

Short-term borrowings	$757	$197
Accounts payable	2,695	2,095
Accrued liabilities	6,458	5,651
Long-term debt currently due	49	44
Total Current Liabilities	9,959	7,987

Long-term debt	4,650	4,632
Future pension and postretirement benefit obligations	5,721	5,088
Other long-term liabilities	2,527	2,095
Minority interest in subsidiary companies	660	589

Series A ESOP Convertible Preferred Stock	703	718
ESOP deferred compensation	(277)	(290)
	426	428
Shareowners' Equity:
Common Stock	5,756	5,447
Treasury Stock	(5,241)	(4,951)
Retained earnings	12,137	10,836
Accumulated other non-shareowners' changes in equity	(2,533)	(2,977)
	10,119	8,355
Total Liabilities and Shareowners' Equity	$34,062	$29,174

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

In Millions	Nine Months Ended September 30,

	2003	2002
Operating Activities:
Net income	$1,773	$1,703
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	570	537
Deferred income tax provision	277	198
Change in:
Accounts receivable	20	(168)
Inventories and contracts in progress	(27)	85
Accounts payable and accrued liabilities	32	(6)
Other current assets	(109)	(31)
Contributions to domestic pension plans	(725)	-
Other, net	266	(28)
Net cash flows provided by operating activities	2,077	2,290

Investing Activities:
Capital expenditures	(322)	(405)
Investments in businesses	(1,076)	(323)
Dispositions of businesses	10	8
Increase in customer financing assets, net	(223)	(144)
Other, net	35	14
Net cash flows used in investing activities	(1,576)	(850)

Financing Activities:
Issuance of long-term debt	-	501
Repayment of long-term debt	(1,030)	(192)
Increase (decrease) in short-term borrowings, net	439	(263)
Common Stock issued under employee stock plans	181	141
Dividends paid on Common Stock	(369)	(348)
Repurchase of Common Stock	(301)	(394)
Other, net	(159)	(130)
Net cash flows used in financing activities	(1,239)	(685)

Effect of foreign exchange rate changes on Cash and cash equivalents	79	(12)
Net (decrease) increase in Cash and cash equivalents	(659)	743

Cash and cash equivalents, beginning of year	2,080	1,558
Cash and cash equivalents, end of period	$1,421	$2,301

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

     The Condensed Consolidated Financial Statements at September 30, 2003 and for the quarters and nine-month periods ended September 30, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation's Annual Report incorporated by reference in Form 10-K for calendar year 2002. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Employee Benefit Plans

     During the first nine months of 2003, the Corporation made $725 million of cash contributions to its defined benefit domestic pension plans, including $500 million in the first quarter, $100 million in the second quarter and $125 million in the third quarter.

     The Corporation and certain subsidiaries sponsor various employee savings plans including an Employee Stock Ownership Plan ("ESOP"). During the fourth quarter of 2003, the convertible preferred shares held by the ESOP will be converted into common shares. The conversion will have no impact on the Corporation's fully diluted earnings per share and will be slightly positive to the Corporation's debt-to-capital ratio as these shares will be reclassified to equity.

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

     The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended, had been applied to the Corporation's long-term incentive plans.

In Millions (except per share amounts)		Quarter Ended September 30,		Nine Months Ended September 30,
		2003	2002	2003	2002

Net income as reported		$639	$612	$1,773	$1,703
Add:	Stock-based employee compensation
	expense included in net income,
	net of related tax effects	2	(1)	6	1
Less:	Total stock-based employee
	compensation expense determined
	under Black-Scholes option pricing
	model, net of related tax effects	(34)	(35)	(91)	(91)
Pro forma net income		$607	$576	$1,688	$1,613
Earnings per share:
Basic - as reported		$1.34	$1.28	$3.73	$3.55
Basic - pro forma		$1.28	$1.20	$3.55	$3.36

Diluted - as reported		$1.27	$1.21	$3.53	$3.36
Diluted - pro forma		$1.20	$1.14	$3.36	$3.18

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

     The fair value of derivatives held by the Corporation, including those embedded in other contracts, was a net asset of $88 million at September 30, 2003. Of the amount recorded in shareowners' equity, a $76 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the nine months ended September 30, 2003 were immaterial. All open derivative contracts accounted for as cash flow hedges mature by March 2006.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Non-Shareowners' Changes in Equity

     Non-shareowners' changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners' changes in equity is provided below.

In Millions	Quarter Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
Net income	$639	$612	$1,773	$1,703
Foreign currency translation, net	26	(70)	358	(17)
Unrealized holding gain (loss) on marketable equity securities, net	7	7	26	(9)
Cash flow hedging gain (loss), net	6	(25)	60	4
	$678	$524	$2,217	$1,681

Inventories and Contracts in Progress

In Millions	September 30, 2003	December 31, 2002

Inventories consist of the following:
Raw material	$756	$740
Work-in-process	1,293	1,026
Finished goods	2,221	2,329
Contracts in progress	2,270	2,177
	6,540	6,272
Less:
Progress payments, secured by lien, on U.S. Government contracts	(110)	(123)
Billings on contracts in progress	(2,467)	(2,346)
	$3,963	$3,803

Guarantees

     The Corporation extends a variety of financial, market value and product performance guarantees to third parties.  As a result of the acquisition of Chubb, the Corporation has identified for financial reporting purposes certain obligations of Chubb and its subsidiaries arising from their sales of certain businesses and assets prior to the Corporation's acquisition of Chubb.  These obligations include representations and warranties and related indemnities for environmental, health and safety, tax and employment matters.  The maximum potential payment related to these indemnification obligations is not a specified amount as a number of the obligations do not contain financial caps.  While it is possible that the ultimate liability under these commitments may differ from management's assessment, the Corporation believes the liabilities under these commitments will not have a material impact on its financial condition, results of operations or cash flows.  There have been no other material changes to guarantees outstanding since December 31, 2002.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

     The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2003, are as follows:

In Millions

Balance as of January 1, 2003	$1,116
Warranties and performance guarantees issued	304
Settlements made	(287)
Adjustments to provision	1

Balance as of September 30, 2003	$1,134

Acquisitions, Goodwill and Other Intangible Assets

     During the first nine months of 2003, the Corporation's investments in businesses were $2.2 billion, reflecting $2.0 billion, including debt assumed, for the acquisition of Chubb plc, a global provider of security and fire protection equipment and services headquartered in London. The remaining acquisition activity relates primarily to Otis' third quarter acquisition of Amtech, a U.S.-based elevator service company. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method. The assets and liabilities of acquired businesses have been included in the Consolidated Statement of Operations beginning on the effective date of the acquisition.

     Effective July 28, 2003, the Corporation acquired Chubb plc. Under the terms of the purchase agreement, the Corporation acquired 100% of the outstanding shares of Chubb for approximately $900 million in cash and assumed approximately $1.1 billion of debt. As part of the Chubb acquisition, the Corporation recorded approximately $1 billion of identifiable intangible assets, including trade names and customer related intangibles. Certain of the acquired trade names and the customer related intangibles, representing approximately half of the identifiable intangible assets, will be amortized over periods ranging from 7 to 30 years, and the remainder, primarily the Chubb trade name, has been assigned an indefinite life. The excess of the purchase price over the estimated fair values of the net assets acquired of $2.0 billion has been recorded as goodwill. The final purchase price allocation is subject to the finalization of the valuation of certain assets and liabilities, plans for consolidation of facilities and relocation of employees and other integration activities. As a result, preliminary amounts assigned to assets and liabilities will be subject to revision in future periods. The Corporation is also evaluating potential disposition of certain of the acquired Chubb businesses.

     The Corporation's goodwill balances for the nine-months ended September 30, 2003 are as follows:

In Millions	Otis	Carrier	Pratt & Whitney	Flight Systems	Total Segments	Eliminations and other	Total

Balance as of January 1, 2003	$753	$2,000	$451	$3,781	$6,985	$(4)	$6,981
Goodwill resulting from business combinations completed or finalized	53	12	20	(1)	84	1,971	2,055
Foreign currency translation and other	23	31	(9)	12	57	42	99
Balance as of September 30, 2003	$829	$2,043	$462	$3,792	$7,126	$2,009	$9,135

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

     Identifiable intangible assets are recorded in "Other assets" in the Condensed Consolidated Balance Sheet.  The amortized intangible assets are comprised of:

	September 30, 2003		December 31, 2002

In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized intangible assets
Purchased service contracts	$822	$(249)	$684	$(199)
Patents and trademarks	191	(31)	152	(26)
Other, principally customer relationships	520	(33)	60	(17)
	$1,533	$(313)	$896	$(242)

Amortization of intangible assets for the quarter and nine-month periods ended September 30, 2003 was $24 million and $53 million, respectively, compared with $16 million and $39 million for the same periods last year. Amortization of these intangible assets for 2003 to 2007 is expected to approximate $95 million per year.

Restructuring

     During 2002, the Corporation recorded pre-tax restructuring and related charges totaling $321 million. These charges related to ongoing cost reduction efforts, including workforce reductions and consolidation of manufacturing, sales and service facilities. These programs are expected to result in net workforce reductions of approximately 7,000 salaried and hourly employees, the elimination of approximately 2.0 million square feet of facilities and the disposal of assets associated with exited facilities. As of September 30, 2003, reductions of approximately 400 employees and approximately 500 thousand square feet remain to be completed under the programs. As of September 30, 2003, approximately $31 million of severance and related costs and $4 million of facility exit and lease termination accruals remain outstanding. The programs are expected to be completed in 2003.

     During the first nine-months of 2003, the Corporation recorded pre-tax restructuring and related charges of $44 million in connection with its continuing cost reduction efforts. These charges include $11 million recorded in the first quarter, $22 million in the second quarter and $11 million in the third quarter. These charges were similar in nature to those noted above and were recorded in both the commercial and aerospace units. The amounts were not material to the results of any individual segment.

     In the fourth quarter of 2003, Carrier announced its intention to relocate its Syracuse-based container refrigeration and compressor manufacturing operations closer to key customers and into lower cost manufacturing locations, including Asia. The announced actions are expected to result in approximately 1,200 employee reductions and elimination of 800 thousand square feet of manufacturing facilities. Specific plans associated with these actions have not been finalized at this time and any decisions remain subject to Carrier's collective bargaining obligations.  The Corporation also anticipates recognizing gains in the fourth quarter resulting from business divestiture transactions expected to be completed at that time.

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

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

 Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions (except per share amounts)	2003	2002	2003	2002

Net income	$639	$612	$1,773	$1,703
Less: ESOP Stock dividends	(8)	(7)	(24)	(23)
Basic earnings	631	605	1,749	1,680
ESOP Stock adjustment	7	7	22	22
Diluted earnings	$638	$612	$1,771	$1,702

Average shares:
Basic	470	473	469	473
Stock awards	8	6	6	7
ESOP Stock	26	26	27	26
Diluted	504	505	502	506

Earnings per share of Common Stock:
Basic	$1.34	$1.28	$3.73	$3.55
Diluted	$1.27	$1.21	$3.53	$3.36

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

     Segment financial data include the results of the Corporation's majority-owned businesses, consistent with the management reporting of these businesses. For certain of these subsidiaries, minority shareholders have rights which, under the provisions of Emerging Issues Task Force ("EITF") 96-16, overcome the presumption of control. In the Corporation's consolidated results, these subsidiaries are accounted for using the equity method of accounting. The substantive participating rights granted by contract to minority shareholders that overcome the presumption of control include minority participation in the appointment, dismissal and compensation of senior management, approval of organizational structure changes, policies, annual operating and capital plans, including approval of merger and acquisition investment activities, and annual dividend plans. These and other participating rights that allow the minority shareholder to participate in decisions that occur as part of the ordinary course of business are represented through the minority shareholder's ability to block actions proposed by the majority interest. Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries.  Chubb plc acquired in July 2003 is also included in "Eliminations and other" as its results were not material to the Corporation.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

     With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and nine-month periods ended September 30, 2003 and 2002, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 16, 2003, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
United Technologies Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its consolidated subsidiaries as of September 30, 2003, and the related condensed consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002. This interim financial information is the responsibility of the Corporation's management.

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
October 16, 2003

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

     The Corporation's growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved can affect the Corporation's operations and results. In July 2003, the Corporation acquired Chubb plc, a global provider of security and fire protection products and services headquartered in London. In the fire protection industry, Chubb provides system integration, installation and service of portable and fixed suppression systems and fire detection systems. In the electronic security industry, Chubb provides system integration, installation and service of intruder alarms, access control systems, closed circuit television systems and recording. Chubb also provides monitoring, response and security personnel services to complement both the fire and electronic security equipment businesses. Chubb's operations are predominantly outside the U.S. and Chubb has leading market positions in the U.K., France, Hong Kong, Australia, and Canada. Chubb's operations can be affected by factors such as customer attrition, foreign exchange rates, construction activity and other global economic and political factors.

     As worldwide businesses, the Corporation's operations are affected by global and regional industry, economic and political factors. The Corporation's geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated results. Economic conditions in the commercial airline industry, global refrigeration industries, and commercial HVAC and construction markets had a negative impact on the Corporation's consolidated results in the first nine months of 2003 and are expected to continue to present challenges to its businesses. In addition, the defense portion of the Corporation's aerospace businesses is affected by changes in market demand and the global political environment. The Corporation's participation in long-term production and development programs for the U.S. Government has contributed positively to the Corporation's results in the first nine months of 2003 and is expected to continue to benefit results for the remainder of 2003. During the first nine months of 2003, foreign currencies contributed positively to the Corporation's consolidated results, primarily driven by the strengthening of the euro in relation to the U.S. dollar.

     Traffic growth, load factors, worldwide airline profits, influenced in part by fuel prices and labor issues, and general economic activity have historically been reliable indicators for new aircraft and aftermarket orders in the aerospace industry. Spare part sales and aftermarket service trends are impacted by factors including usage, pricing, regulatory changes and retirement of older aircraft. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits. Current conditions in the airline industry include reduced flight schedules, an increased number of idle aircraft, workforce reductions and declining financial performance, including recent airline bankruptcies. Airlines and aircraft manufacturers continue to reduce supplier bases and seek lower cost packages. These conditions have resulted in decreased aerospace volume and orders in the Corporation's commercial aerospace businesses in the first nine months of 2003 and are expected to

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

continue for the remainder of 2003. In addition, ongoing U.S. military involvement in Iraq has created uncertainty in the airline industry.

     The Corporation's products and services are regulated by strict safety and performance standards, particularly in the commercial engine business. These standards can create uncertainty regarding the profitability of commercial engine programs.

     Continued commercial airline financial distress and uncertainty in the global economic recovery create uncertainties that could impact the Corporation's earnings outlook for the remainder of 2003.

CRITICAL ACCOUNTING ESTIMATES

     Preparation of the Corporation's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report, incorporated by reference in Form 10-K for the calendar year 2002, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the Corporation's critical accounting estimates during the first nine months of 2003.

RESULTS OF CONTINUING OPERATIONS

     Consolidated revenues were $8 billion in the third quarter of 2003, an increase of $655 million (9%) when compared to the same period of 2002 and $22.4 billion for the nine-month period of 2003, a $1.4 billion (7%) increase when compared to the same period of 2002. Approximately two-thirds of the third quarter increase reflects revenue contributed from the acquisition of Chubb. Foreign currency translation contributed approximately one-third of the revenue increase in the quarter and half of the nine-month increase for the periods ended September 30, 2003 due primarily to the continued strength of the euro in relation to the U.S. dollar. The third quarter and nine-month increases also reflect growth at Otis, increased aftermarket revenues at Sikorsky and increased military revenues at Pratt & Whitney. These increases were partially offset by declines in commercial spare parts volume in the aerospace businesses and a decrease in helicopter shipments at Sikorsky.

     Gross margin as a percentage of sales decreased 0.3% and 1.3% in the third quarter and first nine months of 2003, respectively, when compared to the same periods of 2002. The decreases primarily reflect lower commercial aerospace volume, a decrease in helicopter shipments at Sikorsky as well as the absence of the favorable impact of commercial engine contract changes at Pratt & Whitney recorded in the first quarter of 2002. These decreases were partially offset by margin improvement at Otis. Gross margin for the nine month period in 2002 also reflects $152 million of restructuring charges, partially offset by an approximate $100 million settlement of environmental claims. Third quarter of 2003 results also include gross margin contributed from Chubb.

     The Corporation's research and development spending includes both company and customer funded programs. Total research and development spending for the Corporation increased $114 million (19%) to $703 million in the third quarter of 2003 and increased $194 million (11%) to $2.0 billion in the first nine months of 2003 compared to the same periods of 2002.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

     Company funded research and development spending decreased $10 million (4%) and $137 million (15%) in the third quarter and nine-month period of 2003, respectively, when compared to the same periods of 2002. The third quarter and nine-month decrease is due primarily to lower spending in the commercial aerospace businesses. The nine-month decrease also reflects the finalization of a technology funding agreement at Pratt & Whitney Canada in the first quarter of 2003, lower spending on Sikorsky's S-92 program which received Federal Aviation Administration type certification during the fourth quarter of 2002 and costs associated with the PW6000 program recorded in the first quarter of 2002. As a percentage of sales, research and development was 3.3% and 3.5% in the third quarter and nine-month period of 2003, respectively, compared to 3.7% and 4.4% in the same periods of 2002. Company funded research and development spending is subject to the variable nature of program development schedules.  Company funded research and development spending in the fourth quarter 2003 is expected to approximate third quarter 2003 levels.

     In addition to company funded programs, customer funded research and development programs were $443 million and $1.2 billion in the third quarter and nine-month period of 2003, respectively, as compared to $319 million and $845 million for the same periods of 2002. The increases are primarily attributable to Pratt & Whitney's Joint Strike Fighter program.

     Selling, general and administrative expenses increased $144 million (18%) and $213 million (9%) in the third quarter and first nine months of 2003, respectively, when compared to the same periods of 2002. As a percentage of sales, these expenses were 11.8% and 11.5% for the quarter and nine months ended September 30, 2003 compared to 10.9% and 11.2% for the same periods of 2002. The third quarter and nine-month increases were due primarily to the impact of foreign currency translation at Otis and Carrier and the July 2003 acquisition of Chubb.

     Interest expense increased $2 million (2%) and decreased $9 million (3%) in the third quarter and nine-month period of 2003, respectively, when compared to the same periods of 2002.

     The effective income tax rate for the third quarter and nine-month period of 2003 was 28.0% as compared to 28.4% for the same periods of 2002.

     The Internal Revenue Service ("IRS") is currently reviewing the Corporation's claims from prior periods as part of its routine examinations of the Corporation's previously filed income tax returns. In 2004, the Corporation expects to resolve its claims and to settle other disputed issues related to prior open tax years from 1986 through 1993. Although the outcome of these matters cannot presently be determined, management believes that it may reach favorable settlement with the IRS.

     The Corporation continues to evaluate potential restructuring actions that could be implemented in 2004 if a favorable tax settlement is reached, although no such actions have been finalized or approved at this time.

     Net income and diluted earnings per share increased $27 million (4%) and $.06 (5%), respectively, in the third quarter of 2003 when compared with the same period of 2002. Net income and diluted earnings per share increased $70 million (4%) and $.17 (5%), respectively, in the first nine months of 2003 when compared to the same period of 2002. The favorable impact of foreign currency translation contributed $.05 per share and $.17 per share in the third quarter and first nine months of 2003, respectively.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Restructuring

     During 2002, the Corporation recorded pre-tax restructuring and related charges totaling $321 million. These charges related to on-going cost reduction efforts, including workforce reductions and consolidation of manufacturing, sales and service facilities. These programs are expected to result in net workforce reductions of approximately 7,000 salaried and hourly employees, the elimination of approximately 2.0 million square feet of facilities and the disposal of assets associated with exited facilities. During 2003, the Corporation has incurred pre-tax cash outflows related to the 2002 programs of approximately $123 million which were funded from cash generated from operations. Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $285 million annually. As of September 30, 2003, reductions of approximately 400 employees and approximately 500 thousand square feet remain to be completed under the programs. As of September 30, 2003, approximately $31 million of severance and related costs and $4 million of facility exit and lease termination accruals remain outstanding. The programs are expected to be completed in 2003.

     During the first nine months of 2003, the Corporation recorded pre-tax restructuring and related charges of $44 million in connection with its continuing cost reduction efforts. These charges include $11 million recorded in the first quarter, $22 million in the second quarter and $11 million in the third quarter. These charges were similar in nature to those noted above and were recorded in both the commercial and aerospace units. The amounts were not material to the results of any individual segment.

     In the fourth quarter of 2003, Carrier announced its intention to relocate its Syracuse-based container refrigeration and compressor manufacturing operations closer to key customers and into lower cost manufacturing locations, including Asia. The announced actions are expected to result in approximately 1,200 employee reductions and elimination of 800 thousand square feet of manufacturing facilities. Specific plans associated with these actions have not been finalized at this time and any decisions remain subject to Carrier's collective bargaining obligations. The Corporation also anticipates recognizing gains in the fourth quarter resulting from business divestiture transactions expected to be completed at that time.

Segment Review

     Revenues, operating profits and operating profit margins of the Corporation's principal segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. As discussed in the Notes to the Condensed Consolidated Financial Statements for certain of these subsidiaries, minority shareholders have rights which overcome the presumption of control. In the consolidated results, these subsidiaries are accounted for using the equity method of accounting. Adjustments to reconcile segment reporting to consolidated results are included in "Eliminations and other," which also includes certain small subsidiaries.   Chubb plc, acquired in July 2003 is also included in "Eliminations and other" as its results were not material to the Corporation. Results for the quarters and nine-month periods ended September 30, 2003 and 2002 are as follows:

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

In Millions of Dollars	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended September 30,	2003	2002	2003	2002	2003	2002

Otis	$1,941	$1,745	$350	$285	18.0%	16.3%
Carrier	2,453	2,340	304	276	12.4%	11.8%
Pratt & Whitney	1,859	1,882	281	333	15.1%	17.7%
Flight Systems	1,424	1,500	199	199	14.0%	13.3%
Total segment	7,677	7,467	1,134	1,093	14.8%	14.6%
Eliminations and other	277	(168)	(35)	(43)
General corporate expenses	-	-	(51)	(48)
Consolidated	$7,954	$7,299	1,048	1,002
Interest expense			(95)	(93)
Income before income taxes and minority interests			$953	$909

     Segment operating profit includes restructuring and related charges of $62 million for the third quarter of 2002.  During the third quarter of 2002, the Corporation recorded a curtailment gain in the segments associated with the modification of its post-retirement medical and life insurance benefits. The gain was more than offset by restructuring and related charges recorded in the third quarter of 2002.  Restructuring and related charges for the third quarter ended 2003 were approximately $11 million.

In Millions of Dollars	Revenues		Operating Profits		Operating Profit Margin
Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002

Otis	$5,717	$4,961	$1,000	$782	17.5%	15.8%
Carrier	7,050	6,777	818	672	11.6%	9.9%
Pratt & Whitney	5,538	5,597	826	986	14.9%	17.6%
Flight Systems	4,133	4,088	559	549	13.5%	13.4%
Total segment	22,438	21,423	3,203	2,989	14.3%	14.0%
Eliminations and other	8	(426)	(120)	-
General corporate expenses	-	-	(165)	(159)
Consolidated	$22,446	$20,997	2,918	2,830
Interest expense			(279)	(288)
Income before income taxes and minority interests			$2,639	$2,542

      During the first nine months of 2003, the Corporation recorded restructuring and related charges of $44 million in connection with its continuing cost reduction efforts in both the commercial and aerospace segments.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

     Segment operating profits for the nine months ended September 30, 2002 include restructuring and related charges. The amounts recorded in the first quarter of 2002 were as follows: Otis - $16 million, Carrier - $74 million, Pratt & Whitney - $9 million, and Flight Systems - $5 million. In connection with the Corporation's continuing cost reduction efforts, charges of $29 million were recorded in the second quarter of 2002, primarily in the commercial segments and charges of $62 million were recorded in the third quarter of 2002, primarily in the aerospace segments.

     Otis revenues increased $196 million (11%) and $756 million (15%) in the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002 largely reflecting growth in all regions, particularly North Asia. The favorable impact of foreign currency translation contributed approximately half of the third quarter revenue increase and 60% of the nine-month increase, reflecting the continued strength of the euro in relation to the U.S. dollar.

     Otis operating profits increased $65 million (23%) and $218 million (28%) in the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002. The third quarter and nine-month increases reflect profit improvement in Europe and Asia, and the favorable impact of foreign currency translation, which contributed approximately 40% of the operating profit growth. The nine-month increase also reflects the absence of $16 million of restructuring charges reported in the first quarter of 2002.

     Carrier revenues increased $113 million (5%) and $273 million (4%) in the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002. The third quarter increase primarily reflects growth in Europe and China and in the transport refrigeration business. Foreign currency translation contributed approximately half of the third quarter revenue increase. The nine-month increase primarily reflects the benefit of foreign currency translation, growth in transport refrigeration and North American residential HVAC partially offset by weakness in global commercial HVAC.

     Carrier's operating profits increased $28 million (10%) and $146 million (22%) in the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002. These increases reflect higher volume in the transport refrigeration business and in Europe, partially offset by lower profits in commercial refrigeration and continued unfavorable pricing trends in North American commercial HVAC. The nine-month increase also reflects the absence of $74 million of restructuring charges recorded in the first quarter of 2002, with approximately one-third of the remainder due to the favorable impact of foreign currency translation. Foreign currency translation contributed approximately one-quarter of the reported third quarter operating profit increase.

     Pratt & Whitney revenues decreased $23 million (1%) and $59 million (1%) in the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002. The third quarter and nine-month decreases are due primarily to declines in commercial spare parts and aftermarket volume and lower volume at Pratt & Whitney Canada and Power Systems, largely offset by increased military revenues.

     Pratt & Whitney operating profits decreased $52 million (16%) and $160 million (16%) in the third quarter and the first nine months of 2003, respectively, compared to the same periods of 2002. The third quarter and nine-month decreases primarily reflect declines in commercial spare parts volume and lower volume at Pratt & Whitney Canada, partially offset by the profit impact of increased military revenues. The nine-month decrease was partially offset by lower research and development costs, reflecting finalization of a technology funding agreement at Pratt & Whitney Canada in the first quarter of 2003 and the absence of PW6000 costs recorded in the first quarter of 2002, partially offset by the favorable impact of commercial engine contract changes recorded in the first quarter of 2002.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

     Flight Systems revenues decreased $76 million (5%) and increased $45 million (1%) in the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002. The third quarter and nine-month results reflect lower helicopter shipments at Sikorsky, primarily in the third quarter, partially offset by higher military and industrial revenues at Hamilton Sundstrand and increased aftermarket revenues at Sikorsky.

     Flight Systems operating profits were flat in the third quarter and increased $10 million (2%) in the first nine months of 2003, respectively, compared to the same periods of 2002. The third quarter results reflect increased operating profits at Hamilton Sundstrand and declines at Sikorsky largely attributable to lower helicopter shipments. The third quarter and nine-month results of Sikorsky also reflect higher aftermarket profits and lower S-92 spending. The third quarter and nine-month results for Hamilton Sundstrand reflect the favorable impact of a third quarter 2003 commercial contract termination and the estimated cost of a pending commercial litigation matter, the net impact of which were not material.

     Eliminations and other revenues reflect approximately $400 million of revenues in the third quarter and first nine months of 2003, following the July 28, 2003 acquisition of Chubb.

     Eliminations and other operating profits increased $8 million (19%) and decreased $120 million (100%) in the third quarter and first nine months of 2003, respectively. The third quarter increase primarily reflects $20 million of operating profit contributed from Chubb. The nine-month decrease primarily reflects the absence of an approximate $100 million settlement of environmental claims recorded in the first quarter of 2002.

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

In Millions of Dollars	September 30, 2003	December 31, 2002	September 30, 2002

Cash and cash equivalents	$1,421	$2,080	$2,301
Total debt	5,456	4,873	5,017
Net debt (total debt less cash)	4,035	2,793	2,716
Shareowners' equity	10,119	8,355	9,676
Total capitalization (debt plus equity)	15,575	13,228	14,693
Debt to total capitalization	35%	37%	34%
Net debt to total capitalization	29%	25%	22%

     Net cash flows provided by operating activities decreased $213 million in the first nine months of 2003 compared to the corresponding period in 2002, due primarily to a $725 million cash contribution to the Corporation's domestic defined benefit pension plans, partially offset by improved operating and working capital performance.

     Cash used in investing activities increased $726 million in the first nine months of 2003 compared with the same period of 2002, primarily due to investments in businesses, partially offset by lower capital expenditures. Cash spending for investments in businesses for the first nine months of 2003 was $1.1 billion, primarily reflecting the Corporation's acquisition of Chubb plc, a global provider of security and fire protection products and services headquartered in London, for approximately $900 million in cash. The Corporation also assumed approximately $1.1 billion of debt in the Chubb acquisition. The year to date decrease in capital expenditures reflects the Corporation's focus on capacity, productivity improvements and sharing of investments with vendors. Capital expenditures for the full year 2003 are expected to decline approximately 20% from the prior year.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

      Including the recent acquisition of Chubb plc, the Corporation expects total investments in businesses for the full year 2003 to approximate $2.3 billion, including debt assumed. However, actual acquisition spending may vary depending upon the availability of appropriate acquisition opportunities.

     Customer financing activity was a net use of cash of $223 million in the first nine months of 2003 compared with a $144 million net use of cash in the first nine months of 2002, reflecting higher customer generated financing requirements. While the Corporation expects that 2003 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation had financing and rental commitments of approximately $1.5 billion and $1.6 billion related to commercial aircraft at September 30, 2003 and December 31, 2002, respectively. The Corporation may also arrange for third-party investors to assume a portion of its commitments.

    Net cash flows used in financing activities increased $554 million in the first nine months of 2003 compared with the same period of 2002, due primarily to the repayment of substantially all of the $1.1 billion of debt assumed in the Chubb acquisition, partially offset by increases in short-term borrowings and lower share repurchases. Under a shelf registration statement previously filed with the Commission, the Corporation can issue approximately $1.1 billion of additional debt and equity securities.

     In addition, the Board of Directors announced a 30% increase in its dividend payable in the fourth quarter to 35 cents per common share.

     The Corporation repurchased $301 million of Common Stock, representing 4.8 million shares, in the first nine months of 2003 under previously announced share repurchase programs. In October 2002, the Corporation announced that the Board of Directors authorized the repurchase of up to 30 million shares. The new authorization replaces the previous share repurchase authority. The Corporation expects total share repurchases in 2003 of approximately $400 million, however, total repurchases may vary depending upon the level of other investing activities. The share repurchase programs continue to be a use of the Corporation's cash flows and have approximately offset the dilutive effect resulting from the issuance of stock and options under stock-based employee benefit programs.

     The Corporation and certain subsidiaries sponsor various employee savings plans including an Employee Stock Ownership Plan ("ESOP"). During the fourth quarter of 2003, the convertible preferred shares held by the ESOP will be converted into common shares. The conversion will have no impact on the Corporation's fully diluted earnings per share and will be slightly positive to the Corporation's debt-to-capital ratio as these shares will be reclassified to equity.

     The funded status of the Corporation's pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. In connection with the acquisition of Chubb, the Corporation acquired defined benefit pension plans with an aggregate unfunded liability of approximately $550 million. The Corporation can contribute cash to its plans at its discretion and made $725 million of cash contributions to its domestic pension plans during 2003, representing $500 million in the first quarter, $100 million in the second quarter and $125 million in the third quarter. The Corporation expects to make additional contributions to its domestic pension plans in the fourth quarter of 2003 at levels similar to those made in each of the prior two quarters. In addition, the Corporation may also make contributions to its foreign defined benefit plans.

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

     Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Although variations in acquisition spending could cause changes in debt-to-capital levels, management anticipates that the year-end 2003 debt-to-capital level will lower slightly from year-end 2002 including the benefit of the UTC employee stock ownership conversion and an additional minimum liability adjustment.

     In October 2003, Standard & Poor's downgraded the Corporation's debt from A+ to A with a stable outlook. Management believes that this evaluation will not impact the Corporation's cost or access to other available sources of liquidity.

Recent Accounting Guidance

     In January 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" was issued. The interpretation provides guidance on consolidating variable interest entities. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.

     In October 2003, the Financial Accounting Standards Board deferred the effective date of FIN 46 for all variable interest entities to the first reporting period ending after December 15, 2003. The Corporation is continuing to review the provisions of FIN 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities, and does not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no significant change in the Corporation's exposure to market risk during the first nine months of 2003. For discussion of the Corporation's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation's Annual Report incorporated by reference in Form 10-K for the calendar year 2002.

     Item 4. Controls and Procedures

     As of the end of the quarter ended September 30, 2003, management, including the Corporation's Chief Executive Officer and Vice Chairman and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon that evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and Vice Chairman and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There has been no change in the Corporation's internal control over financial reporting during the Corporation's quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

     During the third quarter, the Corporation invested $2.1 billion in the acquisition of businesses.  As part of its ongoing integration activities, the Corporation is continuing to incorporate these recently acquired businesses into its controls and procedures.

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

     All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to risk factors in the "Notes to Condensed Consolidated Financial Statements" under the heading "Contingent Liabilities" and in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Environment," "Critical Accounting Estimates," "Results of Continuing Operations," and "Liquidity and Financial Condition." The Corporation's Annual Report on Form 10-K for the calendar year 2002 also includes important information as to risk factors in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to the Corporation's Business as a Whole," and in the "Legal Proceedings" section. Additional important information as to risk factors is included in the Corporation's 2002 Annual Report to Shareowners in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Environment," "Critical Accounting Estimates," "Environmental Matters," and "Restructuring and Other Costs." For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation's reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

Part II - Other Information

Item 1. Legal Proceedings

     As previously reported, the U.S. Department of Defense (DoD) and the Corporation are litigating whether Pratt & Whitney's accounting practices for certain engine parts are acceptable. The litigation, filed in 1994 with the Armed Services Board of Contract Appeals ("ASBCA"), No. 47416 et al., relates to the accounting for engine parts produced by foreign companies under commercial engine collaboration programs from 1984 through 1995. On July 31, 2001, the ASBCA issued a decision in favor of the Corporation which was appealed by the DoD.  On January 15, 2003, the Court of Appeals for the Federal Circuit reversed the ASBCA and remanded the case to the ASBCA for further proceedings. On July 21, 2003, the Corporation sought review by the U.S. Supreme Court.

    As previously reported, in March 1999, the U.S. Department of Justice filed a civil False Claims Act complaint against the Corporation in United States District Court for the Southern District of Ohio (Western Division), No. C-3-99-093. This lawsuit relates to the "Fighter Engine Competition" between Pratt & Whitney's F100 engine and GE's F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The Government alleges that Pratt & Whitney inflated its estimated costs for purchased parts and withheld data that would have revealed the overstatements. On September 29, 2003, the Court allowed the Government to amend its complaint. The amended complaint clarifies previous allegations and adds one additional allegation with no damages specified. Trial of this matter is scheduled for the second quarter of 2004.

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

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

(12)	Statement re: computation of ratio of earnings to fixed charges. *
(15)	Letter re: unaudited interim financial information. *
(31)	Rule 13a-14(a)/15d-14(a) Certifications.*
(32)	Section 1350 Certifications.*

    (b)  Reports on Form 8-K

On July 17, 2003, the Corporation filed a Report on Form 8-K, furnishing under Item 12, a July 17, 2003 press release announcing its second quarter 2003 results. (Such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act.)

*Submitted electronically herewith.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: October 20, 2003	By: /s/ Stephen F. Page
Stephen F. Page
Vice Chairman and Chief Financial Officer

Dated: October 20, 2003	By: /s/ William H. Trachsel
William H. Trachsel
Senior Vice President, General Counsel and Secretary

Dated: October 20, 2003	By: /s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Controller

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*Submitted electronically herewith.