Form 10-K
period 2003-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2004-02-05
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-812

UNITED TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	06 0570975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Financial Plaza, Hartford, Connecticut	06103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (860) 728-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	New York Stock Exchange
(CUSIP 913017 10 9)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒.    No  ☐.

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2003 was approximately $33,127,792,701, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 31, 2004, there were 515,369,672 shares of Common Stock outstanding.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Portions of the United Technologies Corporation 2003 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV hereof; and (2) Portions of the United Technologies Corporation Proxy Statement for the 2004 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

UNITED TECHNOLOGIES CORPORATION

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2003

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K For Year Ended December 31, 2003

Whenever reference is made in this Form 10-K to specific sections or pages of the Corporation’s 2003 Annual Report to Shareowners, such sections or pages, as applicable, are incorporated herein by reference. The “Corporation”, unless the context requires otherwise, means United Technologies Corporation (or “UTC”) and its subsidiaries.

Item 1. Business

General

United Technologies Corporation was incorporated in Delaware in 1934. The Corporation provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable to acquisitions and the internal development of existing businesses of the Corporation. The following description of the Corporation’s business should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 15 of the Corporation’s 2003 Annual Report to Shareowners, especially the information contained therein under the heading “Business Environment.”

The Corporation’s operating units include businesses with operations throughout the world. Otis, Carrier and Chubb serve customers in the commercial and residential property industries worldwide. Carrier also serves commercial and transport refrigeration customers. For 2003, commercial and industrial revenues generated by the Corporation (principally Otis, Carrier and Chubb operations) were 61 percent of the Corporation’s consolidated revenues. For the third and fourth quarters of 2003, Chubb’s revenues were 5 percent and 8 percent, respectively, of the Corporation’s total revenues. Pratt & Whitney and the Flight Systems segment, which includes Hamilton Sundstrand and Sikorsky Aircraft (“Sikorsky”), primarily serve commercial and government customers in the aerospace industry and also in industrial markets. For 2003, military aerospace and commercial aerospace revenues were approximately 20 percent and 19 percent, respectively, of the Corporation’s total revenues. Revenues for 2003 from outside the United States, including U.S. export sales, were 56 percent of the Corporation’s total segment revenues.

As worldwide businesses, the Corporation’s operations can be affected by a variety of economic and other factors, including those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2003 Annual Report to Shareowners and those described in the “Business” section of this Form 10-K under the heading “Other Matters Relating to the Corporation’s Business as a Whole.” Each business unit is subject to significant competition from a large number of companies in the United States and other countries, and each competes on the basis of price, delivery schedule, product performance and service.

The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Corporation’s Internet website (http://www.utc.com) under the headings “Financials”, “SEC Filings” as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Description of Business by Segment

The Corporation conducts its business through five principal segments: Otis, Carrier, Chubb, Pratt & Whitney and Flight Systems. The segments were generally determined based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over a range of products and services. The Corporation has included Chubb plc, acquired in July 2003, as a segment for the first time in this Form 10-K. The principal products of each segment are as follows:

Otis	—Otis elevators, escalators, automated people movers and service.

Carrier	—Carrier commercial and residential heating, ventilating and air conditioning (“HVAC”) systems and equipment, commercial and transport refrigeration equipment and aftermarket service and components.

Chubb	—Chubb electronic security, fire detection and suppression, monitoring and rapid response systems and security personnel services.

Pratt & Whitney	—Pratt & Whitney commercial, general aviation and military aircraft engines, parts, service, industrial gas turbines and space propulsion.

Flight Systems	—Hamilton Sundstrand aerospace products and aftermarket services include aircraft power generation and management systems, engine and flight controls, auxiliary power units, environmental control systems and propeller systems; industrial products include air compressors, metering devices, fluid handling equipment and gear drives.

—Sikorsky commercial and military helicopters, aftermarket helicopter and aircraft parts and service.

Segment financial data for the years 2001 through 2003, including financial information about foreign and domestic operations and export sales, appears in Note 17 of Notes to Consolidated Financial Statements on pages 37 through 39 of the Corporation’s 2003 Annual Report to Shareowners.

Otis

Otis is the world’s largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators, including hydraulic and traction elevators for low- and medium-speed applications and gearless elevators for high-speed passenger operations in high-rise buildings. Otis also produces a broad line of escalators and, for horizontal transportation, moving walkways and shuttles. In addition to new equipment, Otis provides modernization products and services to upgrade elevators and escalators as well as maintenance services for a substantial portion of the products that it sells, as well as those of other manufacturers. Otis serves an international customer base, principally in the commercial and residential property industries.

Revenues generated by Otis’ international operations were 79 and 77 percent of total Otis segment revenues in 2003 and 2002, respectively. At December 31, 2003, Otis’ business backlog was $5,040 million as compared to $4,177 million at December 31, 2002. Substantially all of the business backlog at December 31, 2003 is expected to be realized as sales in 2004.

Carrier

Carrier is the world’s largest manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment. Carrier also provides aftermarket service and components for its products and those of other manufacturers in both the HVAC and refrigeration industries. The products manufactured by Carrier include chillers and air handling equipment; commercial unitary systems; residential split systems; residential furnaces; duct-free split systems and window air conditioners; transport refrigeration, including container, truck/trailer and bus refrigeration; commercial refrigeration, including display cases, bottle coolers and heat transfer and compressor systems; and food service equipment. Carrier’s products and services are sold under Carrier and other brand names to building contractors and building owners, homeowners, shipping and trucking companies, supermarkets and food service companies. Sales are made both directly to the customer and through manufacturers’ representatives, distributors, dealers, individual wholesalers and retail outlets.

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

Revenues generated by Carrier’s international operations, including U.S. export sales, were 48 percent of total Carrier segment revenues in both 2003 and 2002. At December 31, 2003, Carrier’s business backlog was $1,037 million as compared to $1,028 million at December 31, 2002. Substantially all of the business backlog at December 31, 2003 is expected to be realized as sales in 2004.

Chubb

In July 2003, the Corporation acquired Chubb plc, a global provider of security and fire protection products and services. In the electronic security industry, Chubb provides system integration, installation and service of intruder alarms, access control and video surveillance systems. In the fire protection industry, Chubb provides system integration, installation and service of portable and fixed suppression systems and fire detection systems. Chubb also provides monitoring, response and security personnel services to complement both the electronic security and fire equipment businesses. Chubb’s operations are predominantly outside the U.S. Chubb is a leading provider of products and services in the U.K., France, Hong Kong, Australia, and Canada. Chubb products and services are used by architects, building owners and developers, security and fire consultants and other end-users requiring a high level of security for their businesses and residences. Chubb sells directly to the customer in most instances, with only a small proportion of sales through manufacturers’ representatives, distributors and dealers.

For the five months ended December 31, 2003, 96 percent of total Chubb segment revenues were generated outside the U.S. At December 31, 2003, Chubb’s business backlog was $286 million. Substantially all of the business backlog at December 31, 2003 is expected to be realized as sales in 2004.

Pratt & Whitney

Pratt & Whitney is among the world’s leading suppliers of commercial, general aviation and military aircraft engines. Pratt & Whitney provides spare parts and aftermarket and fleet management services for the engines it produces, along with power generation and space propulsion systems. Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney sales in the U.S. and Canada are made directly to the customer and, to a limited extent, through independent distributors. Other export sales are made with the assistance of independent sales representatives. Sales to The Boeing Company (“Boeing”) and Airbus Industrie (“Airbus”) were 12 and 10 percent, respectively, of total Pratt & Whitney revenues in 2003, before taking into account discounts or financial incentives offered to customers.

Pratt & Whitney currently produces two families of large commercial jet engines: the PW4000 engine series (powering the Airbus A310-300, A300-600 and A330-200/300 series of aircraft; the Boeing 747-400, 767-200/300 and 777-200/300 series of aircraft; and the out-of-production Boeing MD-11 aircraft) and the PW2000 engine series (powering the Boeing 757-200/PF/300 aircraft). Also, Pratt & Whitney has entered into a Memorandum of Understanding with Airbus to develop, market and sell PW6000 series engines for installation on Airbus A318 aircraft, scheduled to enter service during 2005.

In view of the risk and cost associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. At December 31, 2003, the interests of other participants in Pratt & Whitney’s current commercial jet engine production programs ranged from 14 to 29 percent. Pratt & Whitney also has a 33 percent interest in the International Aero Engines collaboration that sells and supports V2500 engines. Applications for the V2500 engine include Airbus’ A319, A320 and A321 aircraft and Boeing’s out-of-production MD-90. Pratt & Whitney has a 50 percent interest in an alliance with GE Aircraft Engines to develop, market and manufacture the GP7000 engine. At December 31, 2003, other participants held interests totaling 40 percent in Pratt & Whitney’s share of this program. The alliance anticipates the first full engine test in February 2004. The new engine will power the Airbus A380 aircraft, with first aircraft deliveries scheduled for 2006.

Pratt & Whitney currently produces three military aircraft engines:  the F119 (powering the two-engine F/A-22 fighter aircraft), the F100 (powering two-engine F-15 and single-engine F-16 fighter aircraft) and the F117 (powering four-engine C-17 transport aircraft). The F119 and F117 are currently the only sources of propulsion for the F/A-22 fighter aircraft and C-17 transport aircraft, respectively. Pratt & Whitney is under contract with the U.S. Air Force (“USAF”) to complete flight-testing and initial production of F119 engines through 2004. The F119 has been approved for operational use by the USAF. All of Pratt & Whitney’s F100 sales contracts are with the USAF or with foreign governments. All of Pratt & Whitney’s F117 sales contracts are with either the USAF or Boeing. Pratt & Whitney is also under contract with the USAF to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Joint Strike Fighter aircraft being developed by Lockheed Martin. Management cannot predict with certainty whether, when, and in what quantities Pratt & Whitney will produce F135 engines.

Pratt & Whitney Canada (“P&WC”) is a world leader in aviation engines powering business, regional, utility and military aircraft and helicopters. P&WC also designs and manufactures engines for auxiliary power units and industrial applications. Its operations and service network span the globe.

Pratt & Whitney Space Propulsion (“SP”) produces hydrogen-fueled rocket engines for commercial and U.S. Government space applications, advanced turbo pumps for NASA’s Space Shuttle program and solid fuel propulsion systems for civil and military applications. SP also has a 50 percent interest in a joint venture with NPO Energomash that provides kerosene-fueled RD-180 rocket engines for satellite launch applications.

Pratt & Whitney Power Systems (“PWPS”) supplies industrial power generation and mechanical drive equipment in the one megawatt to 50 megawatts range. PWPS also provides gas turbines for marine propulsion applications.

Revenues from Pratt & Whitney’s international operations, including U.S. export sales, were 51 percent and 54 percent of total Pratt & Whitney segment revenues in each of 2003 and 2002, respectively. At December 31, 2003, Pratt & Whitney’s business backlog was $14,375 million, including $2,728 million of U.S. Government funded contracts and subcontracts, as compared to $13,030 million and $2,001 million, respectively, at December 31, 2002. Of the total Pratt & Whitney backlog at December 31, 2003, approximately $4,689 million is expected to be realized as sales in 2004. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total revenues. See Note 1 to Consolidated Financial Statements on pages 22 through 24 of the Corporation’s 2003 Annual Report to Shareowners for a description of the Corporation’s accounting for long-term contracts.

Flight Systems

The Corporation’s Flight Systems segment provides global products and services through Hamilton Sundstrand and Sikorsky. The Corporation acquired Sundstrand Corporation in 1999 and combined it with the operations of the former Hamilton Standard.

Hamilton Sundstrand provides aerospace and industrial products and aftermarket services for diversified industries worldwide. Principal aerospace products include aircraft power generation management and distribution systems; environmental, flight, fuel and engine control systems; fuel and special fluid pumps; auxiliary power units; propeller systems; electronic controls and components; and specialized instruments and chemical detection and monitoring equipment. Hamilton Sundstrand is also the prime contractor for NASA’s space suit/life support system and produces environmental control, life support, mechanical systems and thermal control systems for international space programs.

Hamilton Sundstrand’s aerospace businesses serve commercial, military, regional, business and general aviation, as well as space and undersea applications. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet maintenance programs. Hamilton Sundstrand aerospace products are sold directly to airframe manufacturers, the U.S. Government, aircraft operators and independent distributors. Hamilton Sundstrand sales of aerospace products to Boeing, Pratt & Whitney and Airbus, collectively, including sales where the U.S. Government was the ultimate customer, were 13 percent of Flight Systems segment sales in 2003.

Hamilton Sundstrand’s principal industrial products include air compressors, metering devices, fluid handling equipment and gear drives. Those products serve industries involved with raw material processing, bulk material handling and construction (including mining; metal and other material processing; hydrocarbon and chemical processing; and water and waste water treatment). These products are sold directly to end-users, through manufacturer representatives and distributors and through engineering contractors. Demand for Hamilton Sundstrand’s industrial products is tied closely to the level of general economic activity. Hamilton Sundstrand believes that its research and development, proprietary technology and product and service reputations have been significant in maintaining its competitive standing.

Sikorsky is one of the world’s largest manufacturers of military and commercial helicopters and is the primary supplier of utility helicopters to the U.S. Army and Navy. Sikorsky also supplies helicopters to foreign governments and the worldwide commercial market. Sikorsky’s aftermarket business, which includes spare parts sales, overhaul and repair and service contracts for helicopters and other aircraft, has become a more significant part of Sikorsky’s business in recent years. During 2002, Sikorsky acquired Derco Holding, a supplier of military aircraft logistics and component distribution, component repairs and aftermarket program management.

Current production programs at Sikorsky include the Black Hawk medium-transport helicopter for the U.S. and foreign governments, the MH-60S helicopter for the U.S. Navy, the International Naval Hawk for multiple naval missions, the S-76 helicopter for commercial operations, and beginning in 2003 the S-92 helicopter for commercial operations. Under a multi-year contract signed with the U.S. Government in 2002, Sikorsky has contracted to deliver 98 Army Black Hawk and 82 Navy MH-60S helicopters through June 2007. Under a $238 million research, development and test contract, Sikorsky is performing work to evaluate the potential for upgrading the U.S. Army fleet of Black Hawk helicopters.

Sikorsky launched production of the S-92 helicopter in early 2003 for the commercial market. A portion of the development and production of the S-92 is being performed in collaboration with companies in Brazil, the People’s Republic of China, Japan, Spain and Taiwan. Deliveries of the S-92 will begin in 2004. Management cannot predict with certainty in what quantities the S-92 helicopter will be produced. Variants of the S-92 for military markets are currently in development, including a bid to provide the new U.S. presidential helicopter. Management cannot predict with certainty whether, when and in what quantities such helicopters will be produced.

Sikorsky has a 50 percent interest in a joint venture with Boeing for the development of the RAH-66 Comanche light attack and reconnaissance helicopter. The joint venture is performing under a cost reimbursement contract awarded by the U.S. Army in 2000. In November 2002, the U.S. Army awarded the joint venture a revised Engineering and Manufacturing Development contract that increased the contract value by $3.4 billion to $6.6 billion. Under the revised contract, the joint venture is required to deliver nine Comanche helicopters in 2005 and 2006 for test and evaluation purposes and to provide aircraft capability improvements through 2011. Management cannot predict with certainty whether, when, and in what quantities Comanche helicopters will be produced.

Revenues generated by the Flight Systems segment’s international operations, including export sales, were 35 percent and 40 percent of total Flight Systems segment revenues in 2003 and 2002, respectively. At December 31, 2003, Flight Systems’ business backlog was $4,271 million, including $2,347 million under funded contracts and subcontracts with the U.S. Government, as compared to $3,642 million and $1,839 million, respectively, at December 31, 2002. Of the total Flight Systems segment backlog at December 31, 2003, approximately $3,429 million is expected to be realized as sales in 2004.

Pratt & Whitney and Flight Systems Aerospace and Defense Products

The Corporation’s aerospace and defense businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. Customer selections of engines and components can also have a significant impact on later sales of parts and services. Pratt & Whitney’s major competitors in the sale of engines are General Electric Company (“GE”) and Rolls Royce plc. (For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4 and 15 of Notes to Consolidated Financial Statements on pages 24 to 25 and 36 of the Corporation’s 2003 Annual Report to Shareowners.)

Other factors that can affect the results of the Corporation’s aerospace and defense businesses include lengthy and costly development cycles and heavy dependence on a small number of products and programs. Sales of military products are affected by defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations. Military spare parts sales are affected by policies of the U.S. and other governments of purchasing parts from suppliers other than the original equipment manufacturer. Pratt & Whitney’s and Flight Systems’ operations can also be affected by a variety of economic and other factors including those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2003 Annual Report to Shareowners and those described in the “Business” section of this Form 10-K under the heading “Other Matters Relating to the Corporation’s Business as a Whole.”

Significant elements of Pratt & Whitney’s and Flight Systems’ business, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Also, since a substantial portion of the backlog for commercial customers is scheduled for delivery beyond 2004, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled.

Other

UTC Power develops and markets distributed power generation systems, including fuel cells and microturbines, for use in commercial transportation and light industrial businesses, institutions and office buildings. In 2003, UTC Power began to integrate, sell and service microturbine-based combined heat and power (CHP) solutions for commercial buildings, including its Pure ComfortTM 240 product. The company is also developing the PureCycleTM product line, which utilizes an organic rankine cycle to convert waste heat into energy. Microturbines and organic rankine cycle devices are in an early stage of development and manufacturing. Continued technology advancement and cost reduction are required for wide-scale market acceptance.

UTC Fuel Cells, a part of UTC Power, is a world leader in fuel cell production and development for commercial, transportation and space applications. UTC Fuel Cells is the sole supplier of fuel cells for U.S. space missions and also offers a commercially available fuel cell power plant, known as the PureCellTM 200 (formerly known as the PC25TM). More than 260 PureCellTM 200 units have been delivered around the world. Fuel cell power plants using proton exchange membrane technology (“PEM”) are currently in development for transportation and stationary applications. UTC Fuel Cells is working with automakers and bus manufacturers, as well as the U.S. Government, on development and demonstration programs for vehicles. In December 2002, UTC Fuel Cells signed an agreement to license its PEM technology on a non-exclusive basis to Nissan Motor Company Ltd. (“Nissan”) and to engage in joint development of this technology for automotive applications. In October 2003, Nissan unveiled its second generation zero-emission fuel cell vehicle powered by a UTC Fuel Cells power plant. In June 2003, UTC Fuel Cells announced an agreement with Hyundai Motor Co. (“Hyundai”), a partner with UTC Fuel Cells since 2000, to jointly develop a new automotive fuel cell power plant capable of operating in freezing conditions. Hyundai and UTC Fuel Cells intend to integrate the power plants into a new Hyundai sports utility vehicle platform. Hyundai plans to lease a number of such vehicles to fleet operators in 2004.

Although fuel cells are believed to be superior to conventional power generation technologies in terms of efficiency and environmental characteristics, the technology is still in development and current production rates remain low across the industry. Continued technology advancement and cost reduction of key fuel cell components are required to achieve wide-scale market acceptance. Government support for fuel cells is expected to impact the advancement of the technology. There is still significant uncertainty as to whether and when commercially viable PEM fuel cells will be produced. Toshiba Corporation owns a 10 percent equity interest in UTC Fuel Cells.

The results of UTC Power are included in the “Eliminations and other” category in the segment financial data in Note 17 of Notes to Consolidated Financial Statements on pages 37 through 39 of the Corporation’s 2003 Annual Report to Shareowners.

Other Matters Relating to the Corporation’s Business as a Whole

Research and Development

Since changes in technology can have a significant impact on the Corporation’s operations and competitive position, the Corporation spends substantial amounts of its own funds on research and development. Such expenditures, which are charged to expense as incurred, were $1,027 million, or 3.3 percent of total sales in 2003, as compared with $1,191 million or 4.3 percent of total sales in 2002 and $1,254 million or 4.6 percent of total sales in 2001. The Corporation also performs research and development work under contracts funded by the U.S. Government and other customers. Such contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Flight Systems segment, amounted to $1,580 million in 2003, as compared with $1,189 million in 2002 and $846 million in 2001.

Contracts, Other Risk Factors, Environmental and Other Matters

U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for default by the Corporation for failure to perform under the applicable contract. In the case of a termination for convenience, the Corporation normally is entitled to reimbursement for its allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government for default by the Corporation, the Corporation could be liable for additional costs incurred by the government in acquiring undelivered goods or services from another source and any other damages suffered by the government. Most of the Corporation’s government sales are made under fixed-price type contracts; approximately $2.0 billion of the Corporation’s total sales for 2003 were made under cost-reimbursement type contracts.

The Corporation is now, and believes that in light of the current government contracting environment it will be, the subject of one or more government investigations. See Item 3 – Legal Proceedings on pages 9 through 10 of this Form 10-K and Note 16 of Notes to Consolidated Financial Statements on page 36 of the Corporation’s 2003 Annual Report to Shareowners for further discussion. If the Corporation or one of its business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violation of certain environmental or export laws), it could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the Corporation could be subject to fines, penalties, repayments and treble and other damages. Any contracts found to be tainted by fraud could be voided by the U.S. Government. The U.S. Government also reserves the rights to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the U.S. could result in civil or criminal penalties and suspension or termination of the Corporation’s export privileges.

The Corporation’s contracts with the U.S. Government are subject to audits. Like many defense contractors, the Corporation has received audit reports from the U.S. Government which recommend that certain contract prices be reduced because cost or pricing data submitted in negotiation of the contract prices or cost accounting practices may not have been in conformance with government regulations. Some of these audit reports involve substantial amounts. The Corporation has made voluntary refunds in those cases it believes appropriate, has settled some allegations and continues to litigate certain cases. See Item 3 – Legal Proceedings on pages 9 through 10 of this Form 10-K and Note 16 of Notes to Consolidated Financial Statements on page 36 of the Corporation’s 2003 Annual Report to Shareowners for further discussion.

The Corporation conducts its businesses through subsidiaries and affiliates worldwide, some of which have significant minority interests. Changes in legislation or government policies can have an impact on the Corporation’s worldwide operations. For example, governmental regulation of refrigerants, elevator safety codes and fire protection regulations are important to the businesses of Carrier, Otis and Chubb respectively, while government safety regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact the Corporation’s aerospace and defense businesses.

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

The Corporation’s operations are subject to and affected by environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Corporation has incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. The Corporation does not anticipate that compliance with current provisions relating to the protection of the environment or that any payments it may be required to make for these cleanup liabilities will have a material adverse effect upon its cash flows, competitive position, financial condition or results of operations. (Environmental matters are further addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 13 and Notes 1 and 16 of Notes to Consolidated Financial Statements on pages 22 and 36 of the Corporation’s 2003 Annual Report to Shareowners.)

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

While the Corporation’s patents, trademarks, licenses and franchises are cumulatively important to its business, the Corporation does not believe that the loss of any one or group of related patents, trademarks, licenses or franchises would have a material adverse effect on the overall business of the Corporation or on any of its operating segments.

The Corporation continuously seeks to reduce the cost of its purchases of materials, components, services and supplies. These cost reductions may be achieved through a number of mechanisms, including consolidating its purchases, reducing the number of suppliers, strategic global sourcing and using online bidding competitions among potential suppliers. Greater dependence on global sources of supply requires reliable transportation and import and export processes. In some instances, the Corporation is reliant upon a single source of supply or participates in commodity markets that may be subject to allocations by the suppliers. A disruption in deliveries from its suppliers, therefore, could have an adverse effect on the Corporation’s ability to meet its commitments to customers. Like other users in the U.S., the Corporation is largely dependent upon foreign sources for certain of its raw materials requirements such as cobalt (Africa, Australia and Russia), tantalum (Australia and Asia), chromium (Africa and Kazakhstan) and rhenium (Chile and Kazakhstan). The Corporation has a number of ongoing programs to manage this dependence and the accompanying risk including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. The Corporation believes that its supply management practices are based on an appropriate balancing of the associated risks and the additional cost of other practices. The Corporation does not foresee any unavailability of materials, components or supplies that will have any material adverse effect on its overall business, or on any of its business segments, in the near term.

For a discussion of other risks to which the Corporation’s financial condition, results of operations or cash flows may be subject, including the risks of the Corporation’s international operations, see the “Business” section of this Form 10-K under the headings “General” and “Description of Business by Segment” and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 15 of the Corporation’s 2003 Annual Report to Shareowners.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide Management’s current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	Future earnings and other measurements of financial performance

•	Future cash flow and uses of cash

•	The effect of economic downturns or growth in particular regions

•	The effect of changes in the level of activity in particular industries or markets

•	The scope, nature or impact of acquisition activity and integration into the Corporation’s businesses

•	Product developments and new business opportunities

•	Restructuring costs and savings

•	The outcome of contingencies

•	Future repurchases of Common Stock

•	Future levels of indebtedness and capital spending

•	Pension plan assumptions and future contributions.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation’s reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time. This Annual Report on Form 10-K for 2003 includes important information as to risk factors in the “Business” section under the headings “General”, “Description of Business by Segment” and “Other Matters Relating to the Corporation’s Business as a Whole” and in the “Legal Proceedings” section. Additional important information as to risk factors is included in the Corporation’s 2003 Annual Report to Shareowners in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference in this Form 10-K.

Employees

At December 31, 2003, the Corporation’s total employment was approximately 203,300. For discussion of the effects of the Corporation’s restructuring actions on employment, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 7 through 8 and Note 12 of Notes to Consolidated Financial Statements on pages 32 through 34 of the Corporation’s 2003 Annual Report to Shareowners.

Item 2. Properties

The Corporation’s fixed assets as of December 31, 2003 include the plants and warehouses set forth in the table below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The plants, warehouses, machinery and equipment in use as of December 31, 2003 are in good operating condition, are well maintained and substantially all are in regular use.

	Square Feet in Thousands
	Otis	Carrier	Chubb	Pratt & Whitney	Flight Systems	Other	Total
Plants in North America*
Owned	195	7,405	—	6,987	6,824	—	21,411
Leased	308	842	15	1,472	1,246	196	4,079

Total	503	8,247	15	8,459	8,070	196	25,490
Warehouses in North America
Owned	602	1,680	—	1,142	544	35	4,003
Leased	536	5,586	24	539	434	14	7,133

Total	1,138	7,266	24	1,681	978	49	11,136
Plants Outside North America
Owned	7,525	7,695	260	3,897	2,011	—	21,388
Leased	69	1,732	146	62	238	—	2,247

Total	7,594	9,427	406	3,959	2,249	—	23,635
Warehouses Outside of North America
Owned	485	561	296	91	123	—	1,556
Leased	1,653	2,079	1,058	12	46	—	4,848

Total	2,138	2,640	1,354	103	169	—	6,404

*	North America consists of the United States, Canada, Mexico, Puerto Rico and Guam.

For discussion of the effect of the Corporation’s restructuring actions on production facilities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 7 through 8 and Note 12 of Notes to the Consolidated Financial Statements on pages 32 through 34 of the Corporation’s 2003 Annual Report to Shareowners.

Management believes that the fixed assets capitalized and the facilities in operation at December 31, 2003 for the production of the Corporation’s products are suitable and adequate for the business conducted therein in the current business environment, are being appropriately utilized consistent with experience and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. The Corporation continuously reviews its anticipated requirements for facilities and, based on that review, may from time to time adjust its facilities needs.

Item 3. Legal Proceedings

As previously reported, the Department of Defense (“DoD”) and the Corporation are litigating whether Pratt & Whitney’s government cost accounting practices for certain engine parts are acceptable. The litigation, filed in 1994 with the Armed Services Board of Contract Appeals (“ASBCA”), No. 47416 et al., relates to the accounting for engine parts produced by foreign companies under commercial engine collaboration programs since 1984. The DoD initially claimed approximately $158 million in damages and approximately $103 million in interest through December 31, 1996. On July 31, 2001, the ASBCA issued a decision in favor of the Corporation. The DoD appealed this decision to the Court of Appeals for the Federal Circuit on November 29, 2001. On January 15, 2003, the Court of Appeals reversed the ASBCA and remanded the case to the ASBCA for further proceedings. The Corporation sought review by the U.S. Supreme Court, which was denied on November 10, 2003. On November 24, 2003, the DoD supplemented its original claim to add damages and interest for the period after 1996. The DoD’s claim now totals approximately $367 million in damages through 2002 and approximately $388 million in interest through 2001. The Corporation plans to appeal this supplemental claim to the ASBCA.

As previously reported, the Corporation had pending against it a qui tam complaint under the civil False Claims Act in the U.S. District Court for the District of Connecticut: U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No. 394CV00963 (filed July 1997, and involving allegations of improper accounting for fixed assets). The Government has not intervened. The civil False Claims Act provides for treble damages and penalties of up to $10,000 per false claim submitted. The qui tam relator claimed unspecified damages (subject to trebling) and penalties. In February 2003, the Court granted the Corporation’s motion to dismiss the case. The relator sought reconsideration, which was denied in June 2003. The relator has appealed to the U.S. Court of Appeals for the Second Circuit. A decision is expected in 2004.

As previously reported, in March 1999, the Department of Justice filed a civil False Claims Act complaint against the Corporation in the U.S. District Court for the Southern District of Ohio, No. C-3-99-093. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The Government alleges that Pratt & Whitney inflated its estimated costs for purchased parts and withheld data that would have revealed the overstatements. In mid-2002, the Court denied motions filed by the Corporation that could have resulted in dismissal of all or part of the Government’s claims. On September 29, 2003, the Court allowed the Government to amend its complaint. The amended complaint includes allegations for which the Government alleges damages in excess of $141 million, and adds additional allegations without quantifying additional damages. The civil False Claims Act provides for treble damages and penalties of up to $10,000 per false claim submitted. The complaint includes common law claims on which interest would accrue. Trial of this matter is scheduled for the fourth quarter of 2004.

Like many other companies in recent years, the Corporation or its subsidiaries have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of the Corporation’s products or premises. While the Corporation has never manufactured asbestos and no longer incorporates it in any currently-manufactured products, certain of its historical products, like those of many other manufacturers, have contained components incorporating asbestos. The Corporation has made no payment in a substantial majority of the cases closed to date. The remainder of the resolved cases have settled for amounts that are not material to the Corporation, and have been supported in part by insurance. At present, the Corporation is named in approximately 1,500 lawsuits involving approximately 24,000 individual claimants. More than 21,000 of these claimants are joined in lawsuits in Mississippi state courts. Typically, these Mississippi lawsuits name from 200 to more than 400 other companies as defendants along with the Corporation or its subsidiaries. The complaints do not identify any products of the Corporation or its named subsidiaries, or specify the amount of damages claimed. In addition, the complaints do not allege which claimants, if any, were exposed to asbestos attributable to the Corporation’s products or premises, nor the extent, if any, to which such claimants have been harmed. Discovery has begun in some of the larger cases, but to date there has been only minimal product identification.

On December 16, 2003, the U.S. Environmental Protection Agency (“EPA”) executed a search warrant at Hamilton Sundstrand. The search warrant, issued by the U.S. District Court for the District of Connecticut, sought records and data regarding the company’s processes for monitoring, treating, testing and discharging wastewater at the company’s Windsor Locks, Connecticut manufacturing facility. The company also has received a notice of violation associated with the same matter from the Connecticut Department of Environmental Protection. Several employees have been subpoenaed to testify before a federal grand jury, and the company also received a subpoena for records. The company is conducting its own investigation and is cooperating with federal and state officials in the investigation.

Should the Government ultimately prevail with respect to one or more of the significant government contract matters discussed above, the outcome could result in a material effect on the Corporation’s results of operations in the period the matter is resolved. However, the Corporation does not believe that resolution of any of the government contracting matters discussed above or any other legal matters will have a material adverse effect upon the Corporation’s competitive position, results of operations, cash flows or financial condition. A further discussion of government contracts and related investigations, as well as a discussion of the Corporation’s environmental liabilities, can be found under the heading “Other Matters Relating to the Corporation’s Business as a Whole – Contracts, Other Risk Factors, Environmental and Other Matters” in Item 1 – Business on pages 6 through 8 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2003.

– – –Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/1999	Age 2/1/04
Tesfaye Aklilu	Vice President, Quality (since 1999)	Vice President, Quality, Pratt & Whitney	59

Ari Bousbib	President, Otis Elevator (since 2002)	Executive Vice President and Chief Operating Officer, Otis Elevator; Vice President, Corporate Strategy and Development, United Technologies Corporation	42

Kent L. Brittan	Vice President, Supply Management (since 1997)	—	61

William L. Bucknall, Jr.	Senior Vice President, Human Resources and Organization (since 1992)	—	61

John F. Cassidy, Jr.	Senior Vice President – Science and Technology (since 1998) and Vice President, United Technologies Research Center (since 1993)	—	60

Louis Chênevert	President, Pratt & Whitney (since 1999)	Executive Vice President-Operations, Pratt & Whitney	46

Geraud Darnis	President, Carrier Corporation (since 2001)	President, UT Power Solutions; President, Carrier Asia Pacific Operations; President, Carrier Europe-Middle East-Africa	44

George David	Chairman (since 1997), President (since 2002), and Chief Executive Officer (since 1994)	President, United Technologies Corporation (1992-1999)	61

John J. Doucette	Vice President, Chief Information Officer (since 2000)	Vice President & Chief Information Officer, Otis Elevator; Vice President & Chief Information Officer, GE Lighting; Chief Information Officer, GE Silicones	44

Stephen N. Finger	President, Sikorsky Aircraft (since July 2003)	President, Military Engines and Executive Vice President, Engineering and Operations, Pratt & Whitney	55

James E. Geisler	Vice President, Finance (since February 2004)	Director, Financial Planning and Analysis, Director, Investor Relations, Director, Strategic Planning, United Technologies Corporation	37

Name	Title	Other Business Experience Since 1/1/1999	Age 2/1/04

Ruth R. Harkin	Senior Vice President, International Affairs and Government Relations, United Technologies Corporation and Chair, United Technologies International (since 1997)	—	59

Gregory J. Hayes	Vice President, Accounting and Control (since February 2004), Controller (since 2003)	Vice President, Financial Planning and Analysis and Treasury, Hamilton Sundstrand; Director, Financial Planning & Controller, Aerospace, Hamilton Sundstrand; Vice President, Finance, Sundstrand Aerospace	43

George H. Jamison	Vice President, Communications (since January 2003)	Vice President, Communications, General Motors’ Hughes Electronic Corporation; Manager, International Communications, General Electric Company	47

Todd J. Kallman	Vice President, Corporate Strategy and Development (since April 2003)	Vice President of Finance and Chief Financial Officer, Hamilton Sundstrand; Vice President, Finance, Americas, Dell Computer Corp.; Vice President, Finance, Worldwide Home and Small Business, Dell Computer Corp.; Vice President, Finance, Controller, Lockheed Martin Corporation	47

Robert F. Leduc	Executive Vice President and Chief Operating Officer, Pratt & Whitney (since 2000) and President, Large Commercial Engines (since 2001)	Executive Vice President, Pratt & Whitney	47

Ronald F. McKenna	President, Hamilton Sundstrand Corporation (since 1999)	Executive Vice President, Sundstrand Corporation and Chief Operating Officer, Sundstrand Aerospace	63

Stephen F. Page	Vice Chairman and Chief Financial Officer (since 2002)	President and Chief Executive Officer, Otis Elevator; Executive Vice President and Chief Financial Officer, United Technologies Corporation	64

Olivier J. Robert	President, Chubb plc (since July 2003)	Senior Vice President, Engineering and Operations, Otis Elevator	52

Thomas I. Rogan	Vice President, Treasurer (since 2001)	Vice President-Finance, Hamilton Sundstrand	51

William H. Trachsel	Senior Vice President and General Counsel (since January 2004)	Senior Vice President, General Counsel and Secretary, United Technologies Corporation	60

Jan van Dokkum	President, UTC Power (since 2002 )	President and CEO, Siemens Power Transmission and Distribution, Inc.	50

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Comparative Stock Data appearing on page 41 of the Corporation’s 2003 Annual Report to Shareowners containing the following data relating to the Corporation’s Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends is hereby incorporated by reference.

Item 6. Selected Financial Data

The Five Year Summary appearing on page 1 of the Corporation’s 2003 Annual Report to Shareowners containing the following data: revenues, net income, basic and diluted earnings per share, cash dividends per common share, total assets and long-term debt is hereby incorporated by reference. See Notes to Consolidated Financial Statements appearing on pages 22 through 40 of the Corporation’s 2003 Annual Report to Shareowners for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in such Five Year Summary.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 15 of the Corporation’s 2003 Annual Report to Shareowners is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risk sensitive instruments, see discussion under the headings “Market Risk and Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 13 of the Corporation’s Annual Report to Shareowners and “Hedging Activity” in Note 1, “Summary of Accounting Principles”, Note 13, “Foreign Exchange” and Note 14, “Financial Instruments” of Notes to Consolidated Financial Statements on pages 23 and 34 through 35 of the Corporation’s 2003 Annual Report to Shareowners.

Item 8. Financial Statements and Supplementary Data

The 2003 and 2002 Consolidated Balance Sheet, and other financial statements for the years 2003, 2002, and 2001, together with the report thereon of PricewaterhouseCoopers LLP dated January 20, 2004 appearing on pages 17 through 21 in the Corporation’s 2003 Annual Report to Shareowners are incorporated by reference in this Form 10-K. The 2003 and 2002 Selected Quarterly Financial Data appearing on page 41 in the Corporation’s 2003 Annual Report to Shareowners is incorporated by reference in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Corporation’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Corporation files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in the Corporation’s internal control over financial reporting during the Corporation’s fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference to the section of the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareowners entitled “General Information Concerning the Board of Directors”, subsections “Nominees” and “The Audit Committee”, respectively. Information regarding executive officers is contained in Part I of this Form 10-K under the heading “—Executive Officers of the Registrant.” Information concerning Section 16(a) compliance is incorporated by reference to the section of the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareowners entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Corporation has adopted a code of ethics that applies to all its directors, officers, employees and representatives. This code is publicly available on the Corporation’s website at http://www.utc.com/social/ethics/index.htm. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on the Corporation’s website. The Corporation’s corporate governance principles and the charters of its Board of Directors’ Audit Committee, Finance Committee, Committee on Nominations and Governance, Public Issues Review Committee and Compensation and Executive Development Committee are available on the Corporation’s website at http://investors.utc.com/charters.cfm. These materials may also be requested in print by writing to the Corporation’s Investor Relations department at United Technologies Corporation, United Technologies Building, Investor Relations, Hartford, CT 06101.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareowners entitled “Report of the Committee on Compensation and Executive Development” and “Compensation of Named Executive Officers.” Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference to the sections of the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareowners entitled “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the section of the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareowners entitled “Certain Transactions and Business Relationships.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareowners entitled “Appointment of Independent Auditors”, under the headings “Audit Fees”, “Audit Related Fees”, “Tax Fees” and “All Other Fees”.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated by reference from the 2003 Annual Report to Shareowners):

(2)	Financial Statement Schedule for the three years ended December 31, 2003:

Page Number in Form 10-K
Report of Independent Auditors on Financial Statement Schedule	S-I

Schedule II - Valuation and Qualifying Accounts	S-II

Consent of Independent Auditors	F-I

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number

3(i)	Restated Certificate of Incorporation, restated as of December 11, 2003.**

3(ii)	Bylaws as amended and restated effective March 21, 2001, incorporated by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q (Commission file number 1-812) for quarterly period ended March 31, 2001.

4.1	Amended and Restated Indenture, dated as of May 1, 2001, between the Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(a) to the Corporation’s Registration Statement on Form S-3 (Commission File No. 333-60276, filed with the SEC on May 4, 2001). The Corporation hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries and any unconsolidated subsidiaries.

10.1	United Technologies Corporation Annual Executive Incentive Compensation Plan, as amended.*

10.2	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.3	United Technologies Corporation Pension Preservation Plan, as amended, incorporated by reference to Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002.

10.4	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992, and Amendment thereto.**

10.5	United Technologies Corporation Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002.

10.6	United Technologies Corporation Long Term Incentive Plan, as amended.**

10.7	United Technologies Corporation Executive Disability, Income Protection and Standard Separation Agreement Plan, incorporated by reference to Exhibit 10(xii) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.8	United Technologies Corporation Directors’ Restricted Stock/Unit Program, incorporated by reference to Exhibit 10(xiii) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.9	United Technologies Corporation Board of Directors Deferred Stock Unit Plan*, and Amendment 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission file number 1-812 for quarterly period ended June 30, 2000).

10.10	United Technologies Corporation Pension Replacement Plan, as amended, incorporated by reference to Exhibit 10.10 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002.

10.11	United Technologies Corporation Special Retention and Stock Appreciation Program, incorporated by reference to Exhibit 10(xvi) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended September 30, 1995.

10.12	United Technologies Corporation Nonemployee Director Stock Option Plan*, Amendment 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(2) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000), Amendment 2 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2001), Amendment 3 thereto (incorporated by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2001), Amendment 4 thereto (incorporated by reference to Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2002) and Amendment 5 thereto.**

10.13	United Technologies Corporation Employee Stock Option Plan, incorporated by reference to Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002, and Amendment 1 thereto.**

10.14	United Technologies Corporation Employee Scholar Program, as amended on June 27, 2003.**

11	Statement Re: Computation of Per Share Earnings.**

12	Statements Re: Computation of Ratios.**

13	Annual Report to Shareowners for the year ended December 31, 2003 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareowners is provided solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this Form 10-K).**

14	Code of Ethics. The UTC Code of Ethics may be accessed via the Corporation’s website at http://www.utc.com/social/ethics/index.htm.

21	Subsidiaries of the Registrant.**

23	Consent of PricewaterhouseCoopers LLP, included as page F-I of this Form 10-K.

24	Powers of Attorney of Betsy J. Bernard, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Harold W. McGraw III, Frank P. Popoff, H. Patrick Swygert, André Villeneuve, H. A. Wagner and Christine Todd Whitman.**

31	Rule 13a-14(a)/15d-14(a) Certifications.**

32	Section 1350 Certifications.**

Notes to Exhibits List:

*	Incorporated by reference to Exhibit of the same number to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995.

**	Submitted electronically herewith.

Exhibits 10.1 through 10.14 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(c) of the requirements for Form 10-K reports.

(b)	On October 16, 2003, the Corporation filed a Report on Form 8-K, furnishing under Item 12, an October 16, 2003 press release announcing its third quarter 2003 results. (Such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

/s/ Stephen F. Page
	By:	Stephen F. Page
Date: February 5, 2004		Vice Chairman and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature	Title	Date

/s/ George David George David	Chairman, Director, President and Chief Executive Officer	February 5, 2004

/s/ Stephen F. Page Stephen F. Page	Vice Chairman, Director and Chief Financial Officer	February 5, 2004

/s/ Gregory J. Hayes Gregory J. Hayes	Vice President, Accounting and Control, Controller	February 5, 2004

/s/ William H. Trachsel
*By:	William H. Trachsel
Attorney-in-Fact
Date: February 5, 2004

BETSY J. BERNARD* (Betsy J. Bernard)	Director )

JEAN-PIERRE GARNIER* (Jean-Pierre Garnier)	Director )

JAMIE S. GORELICK* (Jamie S. Gorelick)	Director )

CHARLES R. LEE* (Charles R. Lee)	Director )

RICHARD D. MCCORMICK* (Richard D. McCormick)	Director )

HAROLD W. McGRAW III* (Harold W. McGraw III)	Director )

FRANK P. POPOFF* (Frank P. Popoff)	Director )

H. PATRICK SWYGERT* (H. Patrick Swygert)	Director )

ANDRÉ VILLENEUVE* (André Villeneuve)	Director )

H. A. WAGNER* (H. A. Wagner)	Director )

CHRISTINE TODD WHITMAN* (Christine Todd Whitman)	Director )

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

      of United Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated January 20, 2004, appearing in the 2003 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Hartford, Connecticut

January 20, 2004

S-I

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Three Years Ended December 31, 2003

(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:

Balance December 31, 2000	$491
Provision charged to income	93
Doubtful accounts written off (net)	(59)
Other adjustments[1]	(33)

Balance December 31, 2001	492
Provision charged to income	88
Doubtful accounts written off (net)	(118)
Other adjustments	(41)

Balance December 31, 2002	421
Provision charged to income	91
Doubtful accounts written off (net)	(112)
Other adjustments	84

Balance December 31, 2003	$484

Future Income Tax Benefits - Valuation allowance:

Balance December 31, 2000	$208
Additions charged to income tax expense	66
Reductions credited to income tax expense	(94)

Balance December 31, 2001	180
Additions charged to income tax expense	82
Reductions credited to income tax expense	(26)

Balance December 31, 2002	236
Additions charged to goodwill, due to acquisitions	273
Additions charged to income tax expense	62
Reductions credited to income tax expense	(94)

Balance December 31, 2003	$477

[1]	The Corporation reclassified $48 million provided for aerospace customer financing exposures from the allowance for doubtful accounts primarily to accrued liabilities.

S-II

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-60276), in the Registration Statement on Form S-4 (No. 333-77991) as amended by Post-Effective Amendment No. 1 on Form S-8 (No. 333-77991-01), and in the Registration Statements on Form S-8 (Nos. 333-100724, 333-100723, 333-100718, 333-21853, 333-18743, 333-21851, 33-57769, 33-26580, 33-26627, 33-51385, 33-58937, 333-77817, 333-110020, 333-103307, 333-103306, 333-103305 and 333-82911) of United Technologies Corporation of our report dated January 20, 2004 relating to the financial statements, which appears in the 2003 Annual Report to Shareowners, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 20, 2004 on the Financial Statement Schedule, which appears on page S-I of this Form 10-K.

/s/ PricewaterhouseCoopers LLP

      PricewaterhouseCoopers LLP

      Hartford, Connecticut

      February 4, 2004

F-I