Form 10-Q
period 2004-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2004-05-04
CIK 101829

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-812

UNITED TECHNOLOGIES CORPORATION

DELAWARE	06-0570975

One Financial Plaza, Hartford, Connecticut 06103

(860) 728-7000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒. No ☐.

At March 31, 2004 there were 513,953,900 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2004

“Corporation,” unless the context otherwise requires, means United Technologies Corporation, or UTC, and its subsidiaries.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
In Millions (except per share amounts)	2004	2003
Revenues
Product sales	$5,846	$4,864
Service sales	2,511	1,789
Financing revenues and other income, net	289	49

	8,646	6,702

Costs and expenses
Cost of products sold	4,621	3,707
Cost of services sold	1,649	1,159
Research and development	308	235
Selling, general and administrative	1,105	764
Interest	87	91

	7,770	5,956

Income before income taxes and minority interests	876	746
Income taxes	245	209
Minority interests	52	35

Net income	$579	$502

Earnings per share of Common Stock
Basic	$1.16	$1.05
Diluted	$1.14	$1.00
Dividends per share of Common Stock	$.35	$.245
Average number of shares outstanding
Basic	498	470
Diluted	508	501

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In Millions	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$1,731	$1,623
Accounts receivable, net	5,365	5,187
Inventories and contracts in progress, net	4,495	4,200
Future income tax benefits	1,374	1,372
Other current assets	407	388

Total Current Assets	13,372	12,770

Customer financing assets	1,044	1,031
Future income tax benefits	1,290	1,283
Fixed assets	12,231	12,082
Less: Accumulated depreciation	(7,228)	(7,002)

	5,003	5,080

Goodwill	9,515	9,329
Other assets	5,704	5,561

Total Assets	$35,928	$35,054

Liabilities and Shareowners’ Equity
Short-term borrowings	$371	$669
Accounts payable	2,991	2,806
Accrued liabilities	7,481	6,851
Long-term debt currently due	373	375

Total Current Liabilities	11,216	10,701

Long-term debt	4,261	4,257
Future pension and postretirement benefit obligations	4,683	4,752
Other long-term liabilities	2,885	2,928
Minority interest in subsidiary companies	798	709
Shareowners’ Equity:
Common Stock	6,748	6,587
Treasury Stock	(5,551)	(5,335)
Retained earnings	12,915	12,527
Unearned ESOP shares	(268)	(273)
Accumulated other non-shareowners’ changes in equity	(1,759)	(1,799)

	12,085	11,707

Total Liabilities and Shareowners’ Equity	$35,928	$35,054

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
In Millions	2004	2003
Operating Activities:
Net income	$579	$502
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	262	180
Deferred income tax provision	19	91
Minority interests in subsidiaries’ earnings	52	35
Change in:
Accounts receivable	(126)	(51)
Inventories and contracts in progress	(249)	(114)
Accounts payable and accrued liabilities	680	138
Other current assets	(15)	(57)
Voluntary contributions to global pension plans	(308)	(500)
Other, net	(104)	28

Net cash flows provided by operating activities	790	252

Investing Activities:
Capital expenditures	(123)	(87)
Investments in businesses	(44)	(18)
Dispositions of businesses	3	—
Increase in customer financing assets, net	(12)	(9)
Other, net	80	6

Net cash flows used in investing activities	(96)	(108)

Financing Activities:
Repayment of long-term debt	(4)	(2)
(Decrease) Increase in short-term borrowings, net	(277)	17
Common Stock issued under employee stock plans	119	43
Dividends paid on Common Stock	(166)	(115)
Repurchase of Common Stock	(216)	(201)
Other, net	(45)	(65)

Net cash flows used in financing activities	(589)	(323)

Effect of foreign exchange rate changes on Cash and cash equivalents	3	26

Net increase (decrease) in Cash and cash equivalents	108	(153)
Cash and cash equivalents, beginning of year	1,623	2,080

Cash and cash equivalents, end of period	$1,731	$1,927

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at March 31, 2004 and for the quarters ended March 31, 2004 and 2003 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation’s Annual Report incorporated by reference in Form 10-K for calendar year 2003. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Employee Benefit Plans

Pension and Postretirement Plans

During the first three months of 2004 and 2003, the Corporation voluntarily contributed cash of $308 and $500 million, respectively, to its defined benefit pension plans. The Corporation also contributed $35 million and $29 million, respectively, to its defined contribution plans.

The following table illustrates the components of net periodic benefit cost for the Corporation’s pension and other postretirement benefits.

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
In Millions	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$82	$71	$2	$2
Interest cost	257	228	16	16
Expected return on plan assets	(310)	(276)	(1)	(1)
Amortization of prior service cost	37	7	(6)	(5)
Amortization of unrecognized net transition obligation	1	1	—	—
Recognized actuarial net loss	6	12	—	—
Net settlement and curtailment loss (gain)	24	—	1	—

Total Net periodic pension benefit cost	$97	$43	$12	$12

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Stock–Based Compensation

The Corporation has long-term incentive plans authorizing various types of market and performance based incentive awards that may be granted to officers and employees. The Corporation applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its long-term incentive plans. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share on that date. Stock options have a term of ten years and generally vest after three years.

The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, had been applied to the Corporation’s long-term incentive plans.

	Quarter Ended March 31,
In Millions	2004	2003
(except per share amounts)
Net income as reported	$579	$502
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(28)	(32)

Pro forma net income	$551	$470

Earnings per share:
Basic – as reported	$1.16	$1.05
Basic – pro forma	$1.11	$1.00

Diluted – as reported	$1.14	$1.00
Diluted – pro forma	$1.08	$.94

Derivative Instruments and Hedging Activities

The Corporation uses derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. Derivative instruments are viewed as risk management tools by the Corporation and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

At March 31, 2004 and December 31, 2003, the fair value of derivatives recorded as assets was $134 million and $162 million, respectively, and the fair value of derivatives recorded as liabilities was $67 million and $56 million, respectively. Of the amount recorded in shareowners’ equity, a $63 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended March 31, 2004 were immaterial. All open derivative contracts accounted for as cash flow hedges mature by October 2008.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Non-Shareowners’ Changes in Equity

Non-shareowners’ changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners’ changes in equity is provided below.

	Quarter Ended March 31,
In Millions	2004	2003
Net income	$579	$502
Foreign currency translation, net	47	83
Unrealized holding gain (loss) on marketable equity securities, net	6	(2)
Cash flow hedging (loss) gain, net	(13)	23

	$619	$606

Inventories and Contracts in Progress

In Millions	March 31, 2004	December 31, 2003
Inventories consist of the following:
Raw materials	$819	$743
Work-in-process	1,234	1,118
Finished goods	2,380	2,221
Contracts in progress	2,432	2,363

	6,865	6,445
Less:
Progress payments, secured by lien, on U.S. Government contracts	(129)	(110)
Billings on contracts in progress	(2,241)	(2,135)

	$4,495	$4,200

Acquisitions, Goodwill and Other Intangible Assets

During the first quarter of 2004, the Corporation’s investment in businesses was $44 million. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method and have been included in the Consolidated Statement of Operations beginning on the effective date of the acquisition.

As previously disclosed, the Corporation acquired Chubb plc (“Chubb”), a global provider of security and fire protection products and services on July 28, 2003. Under the terms of the purchase agreement, the Corporation acquired 100% of the outstanding shares of Chubb for approximately $900 million cash and assumed approximately $1.1 billion of debt. Because the Corporation provides equipment and services for many buildings worldwide, the acquisition of Chubb expands the Corporation’s building system offerings globally. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the July 28, 2003 acquisition date:

Current assets	$887
Property, plant and equipment	260
Intangible assets	962
Goodwill	1,979

Total assets acquired	$4,088
Accounts payable and accrued liabilities	$1,042
Short-term borrowings	103
Long-term debt	1,039
Pension and postretirement obligations	573
Other liabilities	295

Total liabilities assumed	$3,052
Net assets acquired	$1,036

In connection with the acquisition of Chubb, the Corporation recorded $962 million of identifiable intangible assets. The Chubb trademark, valued at $535 million, was assigned an indefinite life. The amortized intangible assets and the related weighted average amortization period are as follows: trademarks–$32 million (30 years), customer relationships–$389 million (10 years) and completed technology–$6 million (7 years).

The excess of the purchase price over the net assets acquired was recorded as an increase to goodwill.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The final purchase price allocation of all acquired businesses is subject to the finalization of the valuation of certain assets and liabilities, plans for consolidation of facilities and relocation of employees and other integration activities.

The Corporation’s goodwill balances for the quarter ended March 31, 2004 were as follows:

In Millions	Otis	Carrier	Chubb	Pratt & Whitney	Flight Systems	Total Segments	Eliminations and other	Total
Balance as of January 1, 2004	$911	$2,059	$2,096	$462	$3,807	$9,335	$(6)	$9,329
Goodwill resulting from business combinations completed or finalized	1	1	65	—	7	74	—	74
Foreign currency translation and other	13	—	88	—	5	106	6	112

Balance as of March 31, 2004	$925	$2,060	$2,249	$462	$3,819	$9,515	$—	$9,515

The increase in goodwill of $186 million for the three months ended March 31, 2004 is due primarily to the favorable impact of foreign currency translation and purchase price adjustments related to restructuring actions at Chubb. Costs relating to restructuring actions that directly impact Chubb’s operations and employees were $57 million at March 31, 2004, including $40 million recorded in the first quarter of 2004, and were accounted for as purchase price adjustments.

Identifiable intangible assets are recorded in “Other assets” in the Condensed Consolidated Balance Sheet. The amortized intangible assets are comprised of:

	March 31, 2004		December 31, 2003
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets
Purchased service contracts	$911	$(288)	$894	$(275)
Patents and trademarks	199	(36)	197	(34)
Other, principally customer relationships	612	(70)	581	(51)

	$1,722	$(394)	$1,672	$(360)

The increase in purchased service contracts was primarily due to the acquisition of service portfolios at Otis. The increase in “other” was primarily due to acquisitions and the impact of foreign currency translation at Chubb.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Amortization of intangible assets for the quarters ended March 31, 2004 and 2003 was $34 million and $14 million, respectively. Amortization of these intangible assets for 2004 to 2008 is expected to approximate $115 million per year.

Intangible assets determined to have indefinite lives, primarily the Chubb trade name, amounted to $607 million and $583 million at March 31, 2004 and December 31, 2003, respectively, and are not amortized. The increase during the period was primarily related to the impact of foreign currency translation.

Accrued Liabilities

In Millions	March 31, 2004	December 31, 2003
Accrued salaries, wages and employee benefits	$1,203	$1,291
Advances on sales contracts	1,377	1,323
Service and warranty	581	534
Service billings	538	265
Income taxes payable	634	521
Accrued restructuring costs	244	100
Other	2,904	2,817

	$7,481	$6,851

In the first quarter of 2004, the Corporation reclassified approximately $467 million of prior year amounts, primarily related to billings on contracts in progress, from inventory to accrued liabilities.

Guarantees

The Corporation extends a variety of financial, market value and product performance guarantees to third parties. During the first quarter, the Corporation and Lockheed Martin both individually guaranteed to the U.S. Navy (the “Navy”) the performance of a contract between the Navy and a Sikorsky and Lockheed Martin joint venture, which will provide full life-cycle logistics support for the Navy’s H-60 helicopter fleet. The Corporation’s maximum potential payment under this guarantee is approximately $140 million. The liability recorded for the fair value of the guarantee is not material. While it is possible that the ultimate liability under these commitments may differ from management’s assessment, the Corporation believes the liability under this guarantee will not have a material impact on its financial condition, results of operations or cash flows. There have been no other material changes to guarantees outstanding since December 31, 2003.

The changes in the carrying amount of service and product warranties and product performance guarantees for the quarter ended March 31, 2004 are as follows:

In Millions
Balance as of January 1, 2004	$1,161
Warranties and performance guarantees issued	92
Settlements made	(111)
Adjustments to provision	(3)

Balance as of March 31, 2004	$1,139

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Restructuring

During the first three months of 2004, the Corporation recorded net pre-tax restructuring and related charges totaling $259 million in the Corporation’s segments for new and ongoing restructuring actions as follows: Otis $68 million, Carrier $113 million, Pratt & Whitney $51 million, Flight Systems $21 million and Eliminations and other $6 million. The charges include $221 million in cost of sales, $34 million in selling, general and administrative expenses and $4 million in other income. As described below, these charges relate to actions initiated during 2004 and 2003.

2004 Actions During the first three months of 2004, the Corporation initiated restructuring actions relating to ongoing cost reduction efforts, including global workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and various Pratt & Whitney facilities. The pre-tax restructuring and related charges, totaling $216 million, included $179 million recorded in cost of sales, $33 million in selling, general and administrative expenses and $4 million in other income.

The 2004 actions are expected to result in net workforce reductions of approximately 3,600 hourly and salaried employees, the exiting of approximately 3.7 million square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2004, net workforce reductions of approximately 800 employees have been completed and 100,000 square feet of facilities have been exited. The majority of the remaining workforce and facility related cost reductions are targeted for completion during 2004 and 2005. A significant portion of the remaining square footage to be eliminated under 2004 actions relates to the aforementioned facilities at Carrier, Otis and Pratt & Whitney.

The following tables summarize the 2004 restructuring actions accrued by type and related activity and by total costs expected to be incurred by type and by segment:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended March 31, 2004
Total accrued charges	$155	$10	$19	$184
Non-accruable costs	—	10	22	32

Net pre-tax restructuring charges	155	20	41	216
Utilization	(17)	(20)	(22)	(59)

Restructuring accruals at March 31, 2004	$138	$—	$19	$157

The total expected costs for the 2004 programs by type are as follows:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$172	$20	$191	$383
Costs incurred – quarter ended March 31, 2004	(155)	(20)	(41)	(216)

Remaining costs at March 31, 2004	$17	$—	$150	$167

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The total expected costs for the 2004 programs by segment are as follows:

In Millions	Otis	Carrier	Pratt & Whitney	Flight Systems	Eliminations & Other	Total
Expected costs	$90	$112	$145	$29	$7	$383
Costs incurred – quarter ended March 31, 2004	(56)	(82)	(51)	(21)	(6)	(216)

Remaining costs at March 31, 2004	$34	$30	$94	$8	$1	$167

2003 Actions During the first three months of 2004, the Corporation recorded net pre-tax restructuring and related charges of $43 million for actions initiated during 2003. These charges relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s Syracuse, New York-based container refrigeration and compression manufacturing operations and Otis’ Bloomington, Indiana-based manufacturing, distribution and field tool operations. The charges included $42 million recorded in cost of sales and $1 million in selling, general and administrative expenses.

The 2003 actions are expected to result in net workforce reductions of approximately 4,000 hourly and salaried employees, the exiting of approximately 2.1 million square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2004, net workforce reductions of approximately 3,100 employees have been completed and 150,000 square feet of facilities have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion in 2004. A significant portion of the remaining square footage to be eliminated under the 2003 actions relates to the aforementioned Carrier and Otis facilities.

The following tables summarize the 2003 restructuring actions accrued by type and related activity and by total costs expected to be incurred by type and by segment:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended March 31, 2004
Restructuring accruals at January 1, 2004	$92	$—	$8	$100
Total accrued charges	16	—	—	16
Non-accruable costs	—	—	27	27

Net pre-tax restructuring charges	16	—	27	43
Utilization	(27)	(—)	(29)	(56)

Restructuring accruals at March 31, 2004	$81	$—	$6	$87

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The total expected costs for the 2003 programs by type are as follows:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$182	$8	$116	$306
Costs incurred – through December 31, 2003	(150)	(8)	(41)	(199)
Costs incurred – quarter ended March 31, 2004	(16)	(—)	(27)	(43)

Remaining costs at March 31, 2004	$16	$—	$48	$64

The total expected costs for the 2003 programs by segment are as follows:

In Millions	Otis	Carrier	Pratt & Whitney	Flight Systems	Eliminations & Other	Total
Expected costs	$106	$124	$35	$31	$10	$306
Costs incurred – through December 31, 2003	(71)	(65)	(27)	(26)	(10)	(199)
Costs incurred – quarter ended March 31, 2004	(12)	(31)	(—)	(—)	(—)	(43)

Remaining costs at March 31, 2004	$23	$28	$8	$5	$—	$64

Contingent Liabilities

As previously reported in the Corporation’s Form 10-K for the year ended 2003, the Department of Justice filed a complaint under the civil False Claims Act and related common law theories in March 1999 against the Corporation in the U.S. District Court for the Southern District of Ohio. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The Government alleges that it overpaid for engines because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. As previously reported, the Government amended its complaint in September 2003 to allege damages in excess of $141 million, and to add an additional allegation without quantifying damages. Treble damages and penalties of up to $10,000 per false claim could be assessed if the court finds that Pratt & Whitney violated the civil False Claims Act, and common law damages would accrue pre-judgment interest. In February 2004, the Government’s expert witnesses filed reports expressing their opinion that Pratt & Whitney’s cumulative liability for damages, penalties and interest may be as much as $805 million. An amended report reduces this estimate to approximately $777 million. The Corporation believes these estimates to be substantially overstated, and is pursuing deposition and other discovery as to the experts’ basis for determining liability and their estimate of damages. The Corporation denies any liability and is vigorously defending the Government’s claims. Trial of this matter is scheduled for the fourth quarter of 2004.

The European Commission’s competition directorate (the “Commission”) recently conducted inspections at offices of the Corporation’s Otis subsidiary in Berlin, Brussels, Luxembourg and Paris. The inspections relate to the Commission’s ongoing investigation of possible unlawful collusive arrangements involving the elevator and escalator industry in Europe. The Corporation is cooperating fully with the Commission’s investigation and is conducting its own internal investigation of these matters. Based on the results of its internal investigation, the Corporation has reason to believe that some Otis employees in limited European locations may have engaged in activities at a local level in violation of Otis and Corporation policies and applicable competition law. It is too early in the investigation for the Corporation to reasonably estimate any possible civil fines or range of fines to which it may be subject.

Summarized below are the matters previously described in Notes 1 and 16 of the Notes to the Consolidated Financial Statements in the Corporation’s Annual Report, incorporated by reference in Form 10-K for calendar year 2003.

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

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

U.S. Government

The Corporation is now, and believes that in light of the current government contracting environment it will be, the subject of one or more government investigations. If the Corporation or one of its business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violations and certain environmental or export laws) it could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the Corporation could be fined and debarred from new government contracting for a period generally not to exceed three years. Any contracts found to be tainted by fraud could be voided by the Government.

The Corporation’s contracts with the U.S. Government are also subject to audits. Like many defense contractors, the Corporation has received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. The Corporation has made voluntary refunds in those cases it believes appropriate and continues to litigate certain cases. In addition, the Corporation accrues for liabilities associated with those matters that are probable and can be reasonably estimated.

Should the Government ultimately prevail with respect to one or more of the significant government contracting matters the Corporation has disclosed, the outcome could result in a material effect on the Corporation’s results of operations in the period the matter is resolved. However, the Corporation believes that the resolution of these matters will not have a material adverse effect on the Corporation’s results of operations, competitive position, cash flows or financial condition.

Other

The Corporation extends performance and operating cost guarantees beyond its normal warranty and service policies for extended periods on some of its products, particularly commercial aircraft

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

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

The Corporation has accrued for environmental investigatory, remediation, operating and maintenance costs, performance guarantees and other litigation and claims based on management’s estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material impact on the Corporation’s financial condition, results of operations or cash flows.

Earnings Per Share

	Quarter Ended March 31,
In Millions (except per share amounts)	2004	2003
Net income	$579	$502
Less: ESOP Stock dividends	—	(8)

Basic earnings	579	494
ESOP Stock adjustment	—	7

Diluted earnings	$579	$501

Average shares:
Basic	498	470
Stock awards	10	5
ESOP Stock	—	26

Diluted	508	501

Earnings per share of Common Stock:
Basic	$1.16	$1.05
Diluted	$1.14	$1.00

Segment Financial Data

The Corporation’s operations are classified into five principal segments: Otis, Carrier, Chubb, Pratt & Whitney and Flight Systems. Those segments were generally determined based on the management structure of the businesses and the groupings of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Segment financial data include the results of the Corporation’s majority-owned businesses, consistent with the management reporting of these businesses. For certain of these subsidiaries, minority shareholders have rights which, under the provisions of Emerging Issues Task Force (“EITF”) 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval of Veto Rights,” overcome the presumption of control. In the Corporation’s consolidated results through the year ended December 31, 2003, these entities were accounted for under the equity method of accounting.

Effective January 1, 2004, the Corporation adopted the provisions of the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46”). The

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. While the adoption of FIN 46 did not have a material impact on the Corporation’s results of operations, financial condition or cash flows in the first quarter of 2004, it did result in the consolidation of certain subsidiaries that were previously accounted for under the equity method of accounting under the provisions of EITF 96-16. Adjustments to reconcile segment reporting to consolidated results for the quarters ended March 31, 2004 and 2003, respectively, are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarters ended March 31, 2004 and 2003 are as follows:

In Millions of Dollars	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended March 31,	2004	2003	2004	2003	2004	2003
Otis	$2,115	$1,820	$322	$314	15.2%	17.3%
Carrier	2,234	1,957	75	151	3.4%	7.7%
Chubb	703	—	32	—	4.6%	—
Pratt & Whitney	1,944	1,731	221	276	11.4%	15.9%
Flight Systems	1,468	1,317	186	187	12.7%	14.2%

Total segment	8,464	6,825	836	928	9.9%	13.6%
Eliminations and other	182	(123)	195	(37)
General corporate expenses	—	—	(68)	(54)

Consolidated	$8,646	$6,702	963	837

Interest expense			(87)	(91)

Income before income taxes and minority interests			$876	$746

First quarter 2004 restructuring and related charges included in consolidated operating profit are as follows: Otis—$68 million, Carrier—$113 million, Pratt & Whitney—$51 million, Flight Systems—$21 million and Eliminations and other—$6 million.

The Corporation recorded restructuring charges of $11 million in the first quarter of 2003, primarily in the Pratt & Whitney segment, similar in nature to those noted above.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters ended March 31, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated April 21, 2004, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of

    United Technologies Corporation

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its consolidated subsidiaries as of March 31, 2004, and the related condensed consolidated statement of operations for each of the three months ended March 31, 2004 and 2003, and the condensed consolidated statement of cash flows for the three months ended March 31, 2004 and 2003. This interim financial information is the responsibility of the Corporation’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of changes in shareowners’ equity and of cash flows for the year then ended (not presented herein), and in our report dated January 20, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Hartford, Connecticut

April 21, 2004

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

The Corporation’s operations are classified into five principal segments: Otis, Carrier, Chubb, Pratt & Whitney and Flight Systems. Otis, Carrier and Chubb serve customers in the commercial and residential property industries. Carrier also serves commercial and transport refrigeration customers. Pratt & Whitney and the Flight Systems segment, which includes Hamilton Sundstrand and Sikorsky Aircraft (“Sikorsky”), primarily serve commercial and government customers in the aerospace industry and also serve customers in industrial markets.

For discussion of the Corporation’s business environment, refer to the discussion of “Business Environment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s Annual Report incorporated by reference in Form 10-K for calendar year 2003. The current status of significant factors impacting the Corporation’s business environment in 2004 is discussed below.

The Corporation’s growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved can affect the Corporation’s operations and results.

As worldwide businesses, the Corporation’s operations are affected by global and regional industry, economic and political factors. However, the Corporation’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on its consolidated results. Economic conditions in the commercial construction markets and improvements in commercial heating, ventilating and air conditioning (“HVAC”) markets and the commercial aerospace aftermarket have contributed positively to the Corporation’s results in the first three months of 2004. In addition, the defense portion of the Corporation’s aerospace businesses is affected by changes in market demand and the global political environment. The Corporation’s participation in long-term production and development programs for the U.S. Government has contributed positively to the Corporation’s results in the first three months of 2004 and is expected to continue to benefit results for the remainder of 2004. During the first three months of 2004, foreign currencies contributed positively to the Corporation’s consolidated results, primarily driven by the strengthening of the euro in relation to the U.S. dollar. In addition, the Corporation’s businesses in China contributed positively to the consolidated results during the first three months of 2004.

Sikorsky, in a joint venture arrangement with Boeing, received notice in February 2004 of the U.S. Army’s intent to terminate the RAH-66 Comanche helicopter program and reallocate funds to restructure and revitalize Army aviation programs to meet current and future needs. A partial Termination for Convenience notice was issued effective March 19, 2004. A limited number of selected technologies are being continued in order to facilitate the transfer of Comanche technology to other programs. The Corporation does not expect this decision to have a material adverse impact on its results of operations, financial condition or cash flows.

The Corporation’s products and services are regulated by strict safety and performance standards, particularly in the commercial engine business. These standards can create uncertainty regarding the profitability of commercial engine programs.

Continued commercial airline financial distress, uncertainty in the global economic recovery and commodity price increases create uncertainties that could impact the Corporation’s earnings outlook for the remainder of 2004.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Corporation’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the Corporation’s Annual Report, incorporated by reference in Form 10-K for the calendar year 2003, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Corporation’s critical accounting estimates during the first three months of 2004.

RESULTS OF CONTINUING OPERATIONS

Consolidated revenues were $ 8,646 million in the first quarter of 2004, an increase of $1,944 million (29%) when compared to the same period of 2003. The first quarter increase reflects revenue contributed from acquisitions (12%), primarily Chubb, and the favorable impact of foreign currency translation (5%), primarily resulting from the continued strengthening of the euro in relation to the U.S. dollar. The first quarter increase also reflects growth at Otis, at Carrier within the North American HVAC operations, and increased military and commercial aerospace volume at Pratt & Whitney and in the Flight Systems segment.

Financing revenues and other income, net, increased $240 million in the first quarter of 2004, when compared to the same period of 2003. The 2004 increase primarily reflects a $250 million payment from DaimlerChrysler in January 2004. In consideration for this payment, the Corporation released DaimlerChrysler from certain commitments previously made in support of MTU Aero Engines GmbH.

Gross margin as a percentage of sales decreased 1.9% in the first quarter of 2004 when compared to the same period of 2003. The decrease was due primarily to $221 million of restructuring charges in 2004.

The Corporation’s research and development spending includes both company and customer funded programs. Total research and development spending for the Corporation increased $171 million (29%) to $755 million in the first quarter of 2004 compared to the same period of 2003.

Company funded research and development spending increased $73 million (31%) in the first quarter of 2004, when compared to the same period of 2003. The first quarter increase is due primarily to a $61 million increase at Pratt & Whitney reflecting, in part, a technology funding agreement at Pratt & Whitney Canada in the first quarter of 2003 and increased spending on commercial engine research and development programs in 2004. As a percentage of sales, research and development was 3.7% in the first quarter of 2004, compared to 3.5% in the same period of 2003. Company funded research and development spending is subject to the variable nature of program development schedules.

In addition to company funded programs, customer funded research and development programs were $447 million in the first quarter of 2004, as compared to $349 million for the same period of 2003. The increase is primarily attributable to Pratt & Whitney’s Joint Strike Fighter program. Customer funded research and development costs are expensed as incurred and are recorded as a component of cost of products sold.

Company funded research and development spending for the full year is expected to increase by approximately $150 million from the prior year. Combined company and customer funded research and development spending is expected to be down slightly from 2003 levels as a result of the Comanche termination.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Selling, general and administrative expenses increased $341 million (45%) in the first quarter of 2004, when compared to the same period of 2003. Approximately half of the first quarter increase was due to the acquisition of Chubb and $34 million was due to first quarter 2004 restructuring charges. As a percentage of sales, these expenses were 13% for the quarter ended March 31, 2004 compared to 11.5% for the same period of 2003.

Interest expense decreased $4 million (4%) in the first quarter of 2004, compared to the same period of 2003, reflecting lower average interest rates on short-term borrowings.

The effective income tax rate for the first quarter of 2004 and 2003 was 28.0%.

The Internal Revenue Service (“IRS”) is reviewing the Corporation’s claims from prior periods as part of its routine examinations of the Corporation’s previously filed income tax returns. In the second quarter of 2004, the Corporation expects to resolve its claims and to settle other disputed issues related to prior open tax years from 1986 through 1993, resulting in a $250 million non-cash gain in the second quarter. The Corporation expects its second quarter 2004 effective income tax rate to benefit from this settlement.

Net income and diluted earnings per share increased $77 million (15%) and $.14 (14%), respectively, in the first quarter of 2004 when compared with the same period of 2003. The favorable impact of foreign currency translation contributed $0.06 per share in the first quarter of 2004.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Restructuring

During the first three months of 2004, the Corporation recorded net pre-tax restructuring and related charges totaling $259 million in the Corporation’s segments for new and ongoing restructuring actions as follows: Otis $68 million, Carrier $113 million, Pratt & Whitney $51 million, Flight Systems $21 million and Eliminations and other $6 million. The charge includes $221 million in cost of sales, $34 million in selling, general and administrative expenses and $4 million in other income. As described below, these charges relate to actions initiated during 2004 and 2003.

2004 Actions During the first three months of 2004, the Corporation initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and various Pratt & Whitney facilities. The pre-tax restructuring and related charges, totaling $216 million, included $179 million recorded in cost of sales, $33 million in selling, general and administrative expenses and $4 million in other income. These charges were recorded in the Corporation’s segments as follows: Otis $56 million, Carrier $82 million, Pratt & Whitney $51 million, Flight Systems $21 million and Eliminations and other $6 million. These charges included $155 million for severance and related employee termination costs, $20 million for asset write-downs, largely related to manufacturing assets and exiting facilities that will no longer be utilized, and $41 million for facility exit and lease termination costs.

The 2004 actions are expected to result in net workforce reductions of approximately 3,600 hourly and salaried employees, the exiting of approximately 3.7 million square feet of facilities and the disposal of assets associated with the exited facilities. Approximately 70% of the total pre-tax charge will require cash payments, which will be primarily funded by cash generated from operations. During the first quarter of 2004, the Corporation had pre-tax cash outflows of approximately $17 million related to the 2004 programs. Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $150 million annually. As of March 31, 2004, net workforce reductions of approximately 800 employees have been completed and 100,000 square feet of facilities have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion in 2004 and 2005. A significant portion of the remaining square footage to be eliminated under the 2004 actions relates to the aforementioned facilities at Carrier, Otis and Pratt & Whitney. Additional restructuring and related charges of $167 million are expected to be incurred to complete these actions, primarily in 2004 and 2005. As of March 31, 2004, approximately $138 million of severance and related costs and $19 million of facility exit and lease termination accruals remain.

2003 Actions During the first three months of 2004, the Corporation recorded net pre-tax restructuring and related charges of $43 million for actions initiated in 2003. These charges relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s Syracuse, New York–based container refrigeration and compressor manufacturing operations and Otis’ Bloomington, Indiana-based manufacturing, distribution and field tool operations. The charges included $42 million recorded in cost of sales and $1 million in selling, general and administrative expenses. These charges were recorded in the Corporation’s segments as follows: Otis $12 million and Carrier $31 million. The charges included $16 million for severance and related employee termination costs and $27 million for facility exit and lease termination costs.

The 2003 actions are expected to result in net workforce reductions of approximately 4,000 hourly and salaried employees, the exiting of approximately 2.1 million square feet of facilities and the disposal of assets associated with the exited facilities. Approximately 75% of the total pre-tax charge will require cash payments, which will be primarily funded by cash generated from operations. During 2004, the Corporation made pre-tax cash outflows of approximately $30 million related to the 2003 programs. Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $165 million annually. As of March 31, 2004, net workforce reductions of

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

approximately 3,100 employees have been completed and 150,000 square feet of facilities have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion in 2004. A significant portion of the remaining square footage to be eliminated under the 2003 actions relates to the aforementioned Carrier and Otis facilities. Additional restructuring and related charges of $64 million are expected to be incurred to complete these actions, primarily in 2004. As of March 31, 2004, approximately $81 million of severance and related costs and $6 million of facility exit and lease termination accruals remain.

Additional 2004 Actions

In the second quarter of 2004, the Corporation expects to resolve its claims and to settle other disputed items related to prior open tax years from 1986 through 1993. As a result, the Corporation expects to record a $250 million non-cash gain in the second quarter, which will be used to fund remaining costs of previous actions and to initiate approximately $75 million of additional actions in 2004. No specific plans for the new actions have been finalized at this time.

Segment Review

Revenues, operating profits and operating profit margins of the Corporation’s principal segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. As discussed in the Notes to the Condensed Consolidated Financial Statements for certain of these subsidiaries, minority shareholders have rights, which overcome the presumption of control. In the Corporation’s consolidated results, these subsidiaries are accounted for using the equity method of accounting. As a result of the adoption of FIN 46, certain of these subsidiaries are now consolidated. Adjustments to reconcile segment reporting for the quarters ended March 31, 2004 and 2003 are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarters ended March 31, 2004 and 2003 are as follows:

In Millions of Dollars	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended March 31,	2004	2003	2004	2003	2004	2003
Otis	$2,115	$1,820	$322	$314	15.2%	17.3%
Carrier	2,234	1,957	75	151	3.4%	7.7%
Chubb	703	—	32	—	4.6%	—
Pratt & Whitney	1,944	1,731	221	276	11.4%	15.9%
Flight Systems	1,468	1,317	186	187	12.7%	14.2%

Total segment	8,464	6,825	836	928	9.9%	13.6%
Eliminations and other	182	(123)	195	(37)
General corporate expenses	—	—	(68)	(54)

Consolidated	$8,646	$6,702	963	837

Interest expense			(87)	(91)

Income before income taxes and minority interests			$876	$746

First quarter 2004 restructuring and related charges included in consolidated operating profit are as follows: Otis—$68 million, Carrier—$113 million, Pratt & Whitney—$51 million, Flight Systems—$21 million and Eliminations and other—$6 million.

The Corporation recorded restructuring charges of $11 million in the first quarter of 2003, primarily in the Pratt & Whitney segment, similar in nature to those noted above.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Otis revenues increased $295 million (16%) in the first quarter of 2004, compared to the same period of 2003 reflecting growth in all geographic regions. The revenue increase also reflects the estimated favorable impact of foreign currency translation (10%) and volume growth within the businesses (4%) and the impact of acquisitions (2%).

Otis operating profits increased $8 million (3%) in the first quarter of 2004 compared to the same period of 2003. The first quarter increase primarily reflects profit improvement in all regions (11%), at constant currency, and the estimated favorable impact of foreign currency translation (14%), which were partially offset by restructuring charges - $68 million (22%) in 2004.

Carrier revenues increased $277 million (14%) in the first quarter of 2004 compared to the same period of 2003. All businesses reported year over year revenue growth with North America HVAC and transport refrigeration contributing approximately 50% of the overall growth. Foreign currency translation contributed approximately one-third (5%) of the first quarter revenue increase.

Carrier’s operating profits decreased $76 million (50%) in the first quarter of 2004 compared to the same period of 2003. The decrease was due primarily to restructuring charges - $113 million (75%) in 2004 partially offset by profit improvements within the transportation refrigeration businesses and within the North American residential HVAC businesses (28%), including benefits of productivity and factory consolidation actions. The favorable impact of foreign currency translation increased operating profits by approximately 7%.

Chubb revenues and operating profits were $703 million and $32 million, respectively, for the quarter ended March 31, 2004. Approximately 75% of the reported revenues and operating profit is contributed from security services in Australia, the United Kingdom and Continental Europe.

Pratt & Whitney revenues increased $213 million (12%) in the first quarter of 2004 compared to the same period of 2003. The first quarter increase is due to higher military aerospace revenues (3%), due primarily to development programs, higher commercial aerospace revenues (5%), reflecting higher commercial aftermarket volume and higher volume at Pratt & Whitney Canada, and higher sales at Power Systems (2%).

Pratt & Whitney operating profits decreased $55 million (20%) in the first quarter of 2004 compared to the same period of 2003. The decrease was due primarily to $51 million (18%) of restructuring charges in the first quarter of 2004, costs associated with the collaboration accounting litigation matter (16%) due to a recent ruling in a related case and higher research and development costs

(22%), reflecting, in part, a technology funding agreement at Pratt & Whitney Canada in the first quarter of 2003. These decreases were partially offset by an increase in commercial aerospace profits (26%), primarily due to increased aftermarket volume and increased volume at Pratt & Whitney Canada.

Flight Systems revenues increased $151 million (11%) in the first quarter of 2004 compared to the same period of 2003. The first quarter increase reflects higher original equipment sales at Sikorsky and at Hamilton’s industrial businesses (6%) and higher aftermarket revenues at both Hamilton and Sikorsky (6%). The favorable impact of foreign currency translation increased revenues by approximately 2%.

Flight Systems operating profits were essentially flat in the first quarter of 2004 compared to the same period of 2003. The first quarter results reflect restructuring charges – $21 million (11%), primarily at Hamilton Sundstrand, which largely offset an increase in aftermarket profits at both Sikorsky and Hamilton Sundstrand.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Eliminations and other revenues and operating profits in the first quarter of 2004 of $182 million and $195 million, respectively, reflect the one-time gain of $250 million from the settlement with DaimlerChrysler.

LIQUIDITY AND FINANCIAL CONDITION

Management assesses the Corporation’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, investments in businesses, dividends, Common Stock repurchases, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.

In Millions of Dollars	March 31, 2004	December 31, 2003	March 31, 2003
Cash and cash equivalents	$1,731	$1,623	$1,927
Total debt	5,005	5,301	4,904
Net debt (total debt less cash)	3,274	3,678	2,977
Shareowners’ equity	12,085	11,707	8,680
Total capitalization (debt plus equity)	17,090	17,008	13,584
Debt to total capitalization	29%	31%	36%
Net debt to total capitalization	21%	24%	26%

Net cash flows provided by operating activities increased $538 million in the first three months of 2004 compared to the corresponding period in 2003, due primarily to a one-time gain of $250 million from the settlement with DaimlerChrysler and approximately $200 million lower global pension contributions in the first quarter of 2004 compared to the same period of 2003.

Cash used in investing activities decreased $12 million in the first three months of 2004 compared with the same period of 2003, primarily reflecting cash reported due to the consolidation of entities upon the adoption of FIN 46 of approximately $70 million partially offset by higher capital expenditures and investments in businesses. Cash spending for investments in businesses for the first three months of 2004 was $44 million. Capital expenditures for the full year 2004 are expected to be in the range of depreciation.

On March 15, 2004, the Corporation announced that Carrier had reached a definitive agreement to acquire Linde AG’s Refrigeration division (“Linde”) for approximately 255 million euros, including estimated debt upon closing. In addition, Carrier agreed to assume approximately 70 million euros of pension and related expenses. Linde, a commercial refrigeration business, is headquartered in Germany and has annual sales of approximately $1 billion. Its operations include manufacturing facilities in Europe, Asia and South America. The agreement is subject to regulatory approvals. The Corporation expects total investments in businesses for the full year 2004 to approximate $2 billion, including debt assumed. However, actual acquisition spending may vary depending upon the availability of appropriate acquisition opportunities.

Customer financing activity was a net use of cash of $12 million in the first three months of 2004 compared with a $9 million net use of cash in the first three months of 2003, reflecting higher customer generated financing requirements. While the Corporation expects that 2004 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation had financing and rental commitments of approximately $1.1 billion and $1.2 billion related to commercial aircraft at March 31, 2004 and December 31, 2003, respectively. The Corporation may also arrange for third-party investors to assume a portion of its commitments.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Net cash flows used in financing activities increased $266 million in the first three months of 2004 compared with the same period of 2003. The increase reflects higher short-term debt repayments, and increased dividend and share repurchases, partially offset by higher option exercises. Under a shelf registration statement previously filed with the Securities and Exchange Commission, the Corporation can issue approximately $1.1 billion of additional debt and equity securities.

The Corporation repurchased $216 million of Common Stock, representing 2.4 million shares, in the first three months of 2004 under previously announced share repurchase programs. In October 2002, the Corporation announced that the Board of Directors authorized the repurchase of up to 30 million shares. The authorization replaced the previous share repurchase authority. The Corporation expects total share repurchases in 2004 of approximately $600 million, however, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a use of the Corporation’s cash flows and is expected to offset the dilutive effect resulting from the issuance of stock and options under stock-based employee benefit programs.

The funded status of the Corporation’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The Corporation can contribute cash to its plans at its discretion and made $308 million of voluntary cash contributions to its global pension plans during the first quarter of 2004. The Corporation expects total voluntary contributions to its global pension plans in 2004 to approximate $500 million.

The Corporation manages its worldwide cash requirements considering available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Corporation’s subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. The Corporation has and will continue to transfer cash from those subsidiaries to the parent and to other international subsidiaries when it is cost effective to do so.

Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Although variations in acquisition spending could cause changes in debt-to-capital levels, management anticipates that the year-end 2004 debt-to-capital level will approximate the year-end 2003 level.

Off-Balance Sheet Arrangements and Contractual Obligations

In its 2003 Form 10-K, the Corporation disclosed its off-balance sheet arrangements and contractual obligations in compliance with the Securities and Exchange Commission’s final ruling on the “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” As discussed in the Notes to the Condensed Consolidated Financial Statements, in the first quarter of 2004, the Corporation entered into a new guarantee related to a Sikorsky-Lockheed joint venture. There have been no other material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business since December 31, 2003.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Corporation’s exposure to market risk during the first three months of 2004. For discussion of the Corporation’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Corporation’s Annual Report incorporated by reference in Form 10-K for the calendar year 2003.

Item 4.	Controls and Procedures

As of the end of the quarter ended March 31, 2004, management, including the Corporation’s Chief Executive Officer and principal financial officers, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based upon that evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and principal financial officers concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Corporation’s internal control over financial reporting during the Corporation’s quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

During the first quarter of 2004, the Corporation invested $44 million in the acquisition of businesses. As part of its ongoing integration activities, the Corporation is continuing to incorporate its controls and procedures into these recently acquired businesses.

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to risk factors in the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities” and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Environment,” “Critical Accounting Estimates,” “Results of Continuing Operations,” and “Liquidity and Financial Condition.” The Corporation’s Annual Report on Form 10-K for the calendar year 2003 also includes important information as to risk factors in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to the Corporation’s Business as a Whole” and in the “Legal Proceedings” section. Additional important information as to risk factors is included in the Corporation’s 2003 Annual Report to Shareowners in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Environment,” “Critical Accounting Estimates,” “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the Corporation’s reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Part II – Other Information

Item 1.	Legal Proceedings

As previously reported in the Corporation’s Form 10-K for the year ended 2003, the Department of Justice filed a complaint under the civil False Claims Act and related common law theories in March 1999 against the Corporation in the U.S. District Court for the Southern District of Ohio. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The Government alleges that it overpaid for engines because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. As previously reported, the Government amended its complaint in September 2003 to allege damages in excess of $141 million, and to add an additional allegation without quantifying damages. Treble damages and penalties of up to $10,000 per false claim could be assessed if the court finds that Pratt & Whitney violated the civil False Claims Act, and common law damages would accrue pre-judgment interest. In February 2004, the Government’s expert witnesses filed reports expressing their opinion that Pratt & Whitney’s cumulative liability for damages, penalties and interest may be as much as $805 million. An amended report reduces this estimate to approximately $777 million. The Corporation believes these estimates to be substantially overstated, and is pursuing deposition and other discovery as to the experts’ basis for determining liability and their estimate of damages. The Corporation denies any liability and is vigorously defending the Government’s claims. Trial of this matter is scheduled for the fourth quarter of 2004.

The European Commission’s competition directorate (the “Commission”) recently conducted inspections at offices of the Corporation’s Otis subsidiary in Berlin, Brussels, Luxembourg and Paris. The inspections relate to the Commission’s ongoing investigation of possible unlawful collusive arrangements involving the elevator and escalator industry in Europe. The Corporation is cooperating fully with the Commission’s investigation and is conducting its own internal investigation of these matters. Based on the results of its internal investigation, the Corporation has reason to believe that some Otis employees in limited European locations may have engaged in activities at a local level in violation of Otis and Corporation policies and applicable competition law. It is too early in the investigation for the Corporation to reasonably estimate any possible civil fines or range of fines to which it may be subject.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, of the Corporation’s Annual Report on Form 10-K for 2003.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

2004	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
January 1 – 31	—	$—	—	—
February 1 – 29	414	95.63	414	19,390
March 1 – 31	1,978	88.94	1,978	18,976

Total	2,392	$90.12	2,392	16,998

In October 2002, the Corporation announced that the Board of Directors authorized the repurchase of up to 30 million shares of the Corporation’s common stock. Shares may be purchased on the open market, in privately negotiated transactions, or both. The Corporation does not have any other share repurchase programs.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)	Amendment 6 to United Technologies Corporation Nonemployee Director Stock Option Plan. *

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

(b)	Reports on Form 8-K

On January 20, 2004, the Corporation filed a report on Form 8-K, furnishing under Item 12, a press release dated January 20, 2004 announcing its fourth quarter results. On January 20, 2004, the Corporation filed an amendment (on Form 8-K/A) to its January 20, 2004 report on Form 8-K for the purpose of correcting certain minor typographical errors in the press release attached to such report. (Neither the original press release filed on Form 8-K nor the corrected press release filed on Form 8-K/A is incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act.) On February 3, 2004, the Corporation filed a report on Form 8-K, reporting under Item 5, a press release announcing that two vice presidents were designated to assume the duties of Stephen F. Page as Chief Financial Officer following his retirement on April 14, 2004.

*	Submitted electronically herewith.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: May 4, 2004	By:	/s/ JAMES E. GEISLER

James E. Geisler Vice President, Finance

Dated: May 4, 2004	By:	/s/ GREGORY J. HAYES

Gregory J. Hayes Vice President, Accounting and Control; Controller

Dated: May 4, 2004	By:	/s/ WILLIAM H. TRACHSEL

William H. Trachsel Senior Vice President and General Counsel

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

EXHIBIT INDEX

(10)	Amendment 6 to United Technologies Corporation Nonemployee Director Stock Option Plan *

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.