Form 10-Q/A
period 2004-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2004-05-20
CIK 101829

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

FORM 10-Q/A

(Amendment No. 1)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

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

United Technologies Corporation

Form 10-Q/A

INDEX

PART II.	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

SIGNATURES

EXPLANATORY NOTE

This Amendment to United Technologies Corporation’s report on Form 10-Q for the quarter ended March 31, 2004 is being filed solely to correct a typographical error in the date in the second paragraph of the Section 1350 Certification included as Exhibit 32 to that report. This amendment does not update any other information set forth in the original filing of the Corporation’s report on Form 10-Q for the quarter ended March 31, 2004.

In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 sets forth the complete text of Item 6 of Part II of the Corporation’s Form 10-Q for the quarter ended March 31, 2004, as amended, and also includes new Rule 13a-14(a)/15d-14(a) certifications as Exhibits 31.1, 31.2 and 31.3.

Part II – Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)	Amendment 6 to the United Technologies Corporation Nonemployee Director Stock Option Plan. *

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. **

(31.3)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. **

(32)	Section 1350 Certification. **

(b)	Reports on Form 8-K

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

*	Previously filed as part of United Technologies Corporation’s Form 10-Q for the quarter ended March 31, 2004.

**	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: May 20, 2004	By:	/S/ WILLIAM H. TRACHSEL

William H. Trachsel
Senior Vice President and General Counsel