Form 10-Q
period 2004-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2004-07-29
CIK 101829

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At June 30, 2004 there were 511,630,546 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2004

“Corporation,” unless the context otherwise requires, means United Technologies Corporation, or UTC, and its subsidiaries.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Part I – Financial Information

      Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,
In Millions (except per share amounts)	2004	2003
Revenues
Product sales	$6,826	$5,813
Service sales	2,629	1,895
Financing revenues and other income, net	167	82

	9,622	7,790

Costs and expenses
Cost of products sold	5,251	4,381
Cost of services sold	1,720	1,238
Research and development	313	281
Selling, general and administrative	1,088	857

Operating Profit	$1,250	$1,033
Interest	91	93

Income before income taxes and minority interests	1,159	940
Income taxes	261	263
Minority interests	61	45

Net income	$837	$632

Earnings per share of Common Stock
Basic	$1.69	$1.33
Diluted	$1.66	$1.26

Dividends per share of Common Stock	$.35	$.27

Average number of shares outstanding
Basic	496	468
Diluted	505	500

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
In Millions (except per share amounts)	2004	2003
Revenues
Product sales	$12,672	$10,677
Service sales	5,140	3,684
Financing revenues and other income, net	456	131

	18,268	14,492

Costs and expenses
Cost of products sold	9,852	8,088
Cost of services sold	3,389	2,397
Research and development	621	516
Selling, general and administrative	2,193	1,621

Operating Profit	$2,213	$1,870
Interest	178	184

Income before income taxes and minority interests	2,035	1,686
Income taxes	506	472
Minority interests	113	80

Net income	$1,416	$1,134

Earnings per share of Common Stock
Basic	$2.85	$2.38
Diluted	$2.79	$2.27

Dividends per share of Common Stock	$.70	$.515

Average number of shares outstanding
Basic	498	469
Diluted	507	500

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

In Millions	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$2,018	$1,623
Accounts receivable, net	6,000	5,187
Inventories and contracts in progress, net	4,442	4,420
Future income tax benefits	1,342	1,372
Other current assets	361	388

Total Current Assets	14,163	12,990

Customer financing assets	1,066	1,031
Future income tax benefits	1,164	1,283
Fixed assets	12,100	12,082
Less: Accumulated depreciation	(7,253)	(7,002)

	4,847	5,080

Goodwill	9,644	9,329
Other assets	5,808	5,561

Total Assets	$36,692	$35,274

Liabilities and Shareowners’ Equity

Short-term borrowings	$350	$669
Accounts payable	3,269	2,806
Accrued liabilities	7,414	7,071
Long-term debt currently due	368	375

Total Current Liabilities	11,401	10,921

Long-term debt	4,247	4,257
Future pension and postretirement benefit obligations	4,687	4,752
Other long-term liabilities	3,065	2,928
Minority interest in subsidiary companies	812	709

Shareowners’ Equity:
Common Stock	6,800	6,587
Treasury Stock	(5,808)	(5,335)
Retained earnings	13,578	12,527
Unearned ESOP shares	(265)	(273)
Accumulated other non-shareowners’ changes in equity	(1,825)	(1,799)

	12,480	11,707

Total Liabilities and Shareowners’ Equity	$36,692	$35,274

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
In Millions	2004	2003
Operating Activities:
Net income	$1,416	$1,134
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	514	367
Deferred income tax provision	112	146
Minority interests in subsidiaries’ earnings	113	80
Change in:
Accounts receivable	(777)	(177)
Inventories and contracts in progress	10	48
Accounts payable and accrued liabilities	662	9
Other current assets	32	(89)
Voluntary contributions to global pension plans	(358)	(600)
Other, net	167	137

Net cash flows provided by operating activities	1,891	1,055

Investing Activities:
Capital expenditures	(271)	(196)
Investments in businesses	(209)	(94)
Dispositions of businesses	6	—
Increase in customer financing assets, net	(45)	(56)
Other, net	78	18

Net cash flows used in investing activities	(441)	(328)

Financing Activities:
Repayment of long-term debt	(4)	(14)
(Decrease) Increase in short-term borrowings, net	(297)	4
Common Stock issued under employee stock plans	163	127
Dividends paid on Common Stock	(331)	(242)
Repurchase of Common Stock	(480)	(251)
Other, net	(92)	(95)

Net cash flows used in financing activities	(1,041)	(471)

Effect of foreign exchange rate changes on Cash and cash equivalents	(14)	79

Net increase in Cash and cash equivalents	395	335

Cash and cash equivalents, beginning of year	1,623	2,080

Cash and cash equivalents, end of period	$2,018	$2,415

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at June 30, 2004 and for the quarters and six months ended June 30, 2004 and 2003 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation’s Annual Report incorporated by reference in Form 10-K for calendar year 2003. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Employee Benefit Plans

Pension and Postretirement Plans

During the first six months of 2004 and 2003, the Corporation’s total cash contributions to its defined benefit plans were $424 million and $644 million, respectively, including $75 million and $123 million in the second quarter of 2004 and 2003, respectively. Voluntary contributions comprised $50 million and $358 million, respectively, of the total contribution made in the second quarter and first six months of 2004. During the first six months of 2004 and 2003, the Corporation also contributed $67 million and $54 million, respectively, to its defined contribution plans, including $32 million and $25 million in the second quarter of 2004 and 2003, respectively.

The following tables illustrate the components of net periodic benefit cost for the Corporation’s pension and other postretirement benefits.

	Pension Benefits Quarter Ended June 30,		Pension Benefits Six Months Ended June 30,
In Millions	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$82	$71	$164	$142
Interest cost	256	228	513	456
Expected return on plan assets	(309)	(276)	(619)	(552)
Amortization	39	7	77	15
Recognized actuarial net loss	5	12	11	24
Net settlement and curtailment loss	3	—	27	—

Total net periodic benefit cost	$76	$42	$173	$85

	Other Postretirement Benefits Quarter Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
In Millions	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$1	$2	$3	$4
Interest cost	16	16	32	32
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization	(5)	(5)	(11)	(10)
Net settlement and curtailment loss	—	—	1	—

Total net periodic benefit cost	$11	$12	$23	$24

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

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2004	2003	2004	2003
(except per share amounts)
Net income as reported	$837	$632	$1,416	$1,134
Add: Stock-based employee compensation expense included in net income, net of related tax effects	2	4	2	4
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(22)	(25)	(50)	(57)

Pro forma net income	$817	$611	$1,368	$1,081

Earnings per share:
Basic – as reported	$1.69	$1.33	$2.85	$2.38
Basic – pro forma	$1.64	$1.27	$2.75	$2.27

Diluted – as reported	$1.66	$1.26	$2.79	$2.27
Diluted – pro forma	$1.62	$1.22	$2.70	$2.16

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

At June 30, 2004 and December 31, 2003, the fair value of derivatives recorded as assets was $105 million and $162 million, respectively, and the fair value of derivatives recorded as liabilities was $30 million and $56 million, respectively. Of the amount recorded in shareowners’ equity, a $39 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended June 30, 2004 were immaterial. All open derivative contracts accounted for as cash flow hedges mature by April 2009.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Non-Shareowners’ Changes in Equity

Non-shareowners’ changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners’ changes in equity is provided below.

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2004	2003	2004	2003
Foreign currency translation, net	$(111)	$249	$(64)	$332
Unrealized holding gain on marketable equity securities, net	55	21	61	19
Cash flow hedging (loss) gain, net	(10)	31	(23)	54

	$(66)	$301	$(26)	$405

Inventories and Contracts in Progress

In Millions	June 30, 2004	December 31, 2003
Inventories consist of the following:
Raw materials	$807	$743
Work-in-process	1,080	1,118
Finished goods	2,321	2,221
Contracts in progress	2,490	2,363

	6,698	6,445

Less:
Progress payments, secured by lien, on U.S. Government contracts	(137)	(110)
Billings on contracts in progress	(2,119)	(1,915)

	$4,442	$4,420

Acquisitions, Goodwill and Other Intangible Assets

During the first six months of 2004, the Corporation’s investment in businesses was $209 million, including $165 million in the second quarter of 2004 primarily for acquisitions by Chubb and Carrier. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method and have been included in the Consolidated Statement of Operations beginning on the effective date of the acquisition.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

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

In Millions
Current assets	$887
Property, plant and equipment	260
Intangible assets	962
Goodwill	1,979

Total assets acquired	$4,088
Accounts payable and accrued liabilities	$1,042
Short-term borrowings	103
Long-term debt	1,039
Pension and postretirement obligations	573
Other liabilities	295

Total liabilities assumed	$3,052

Net assets acquired	$1,036

In connection with the acquisition of Chubb, the Corporation recorded $962 million of identifiable intangible assets. The Chubb trademark, valued at $535 million, was assigned an indefinite life. The amortized intangible assets and the related weighted average amortization periods are as follows: trademarks - $32 million (30 years), customer relationships - $389 million (10 years) and completed technology - $6 million (7 years).

The excess of the purchase price over the amount of net assets acquired was recorded as an increase in goodwill.

The final purchase price allocation of all acquired businesses is subject to finalization of the valuation of certain assets and liabilities, plans for consolidation of facilities and relocation of employees and other integration activities.

The Corporation’s goodwill balances at June 30, 2004 were as follows:

In Millions	Otis	Carrier	Chubb	Pratt & Whitney	Flight Systems	Total Segments	Eliminations and other	Total
Balance as of January 1, 2004	$911	$2,059	$2,096	$462	$3,807	$9,335	$(6)	$9,329
Goodwill resulting from business combinations completed or finalized	4	29	199	8	7	247	—	247
Foreign currency translation and other	14	(3)	49	—	2	62	6	68

Balance as of June 30, 2004	$929	$2,085	$2,344	$470	$3,816	$9,644	$—	$9,644

The increase in goodwill of $315 million for the six months ended June 30, 2004 was due primarily to purchase accounting adjustments at Chubb, acquisitions by Carrier and Chubb and foreign currency translation. Costs relating to restructuring actions that directly impact Chubb’s operations and employees were $64 million through June 30, 2004, including $7 million recorded in the second quarter of 2004, and were accounted for as purchase accounting adjustments.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Identifiable intangible assets are recorded in “Other assets” in the Condensed Consolidated Balance Sheet. Amortized intangible assets are comprised of:

	June 30, 2004		December 31, 2003
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets
Purchased service contracts	$924	$(298)	$894	$(275)
Patents and trademarks	200	(38)	197	(34)
Other, principally customer relationships	592	(86)	581	(51)

	$1,716	$(422)	$1,672	$(360)

The increase in purchased service contracts was due primarily to the acquisition of service portfolios at Otis. The increase in “other” was due primarily to $26 million from acquisitions by Carrier in the second quarter and $18 million from the acquisition of monitoring lines by Chubb, partially offset by the finalization of purchase accounting at Chubb and $15 million from the impact of foreign currency translation.

Amortization of intangible assets for the quarter and six-month periods ending June 30, 2004 was $29 million and $63 million, respectively, compared with $15 million and $29 million for the same periods of 2003. Amortization of these intangible assets for 2004 through 2008 is expected to approximate $118 million per year.

Intangible assets determined to have indefinite lives, primarily the Chubb trade name, amounted to $577 million and $583 million at June 30, 2004 and December 31, 2003, respectively, and are not amortized. The decrease during the period was primarily related to the impact of foreign currency translation.

Accrued Liabilities

In Millions	June 30, 2004	December 31, 2003
Accrued salaries, wages and employee benefits	$1,294	$1,291
Advances on sales contracts	1,565	1,543
Service and warranty	510	534
Service billings	488	265
Income taxes payable	524	521
Accrued restructuring costs	225	100
Other	2,808	2,817

	$7,414	$7,071

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

In the first six months of 2004, the Corporation has reclassified approximately $626 million of prior year amounts from inventory to accrued liabilities, primarily related to billings on contracts in progress, to conform to the current year presentation.

Guarantees

The Corporation extends a variety of financial, market value and product performance guarantees to third parties. During the first quarter of 2004, the Corporation and Lockheed Martin both individually guaranteed to the U.S. Navy (the “Navy”) the performance of a contract between the Navy and a Sikorsky and Lockheed Martin joint venture, which will provide full life-cycle logistics support for the Navy’s H-60 helicopter fleet. The Corporation’s maximum potential payment under this guarantee is approximately $140 million. The liability recorded for the fair value of the guarantee is not material. While it is possible that the ultimate liability under these commitments may differ from management’s assessment, the Corporation believes the liability under this guarantee will not have a material impact on its financial condition, results of operations or cash flows. There have been no other material changes to guarantees outstanding since December 31, 2003.

The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2004 are as follows:

In Millions
Balance as of January 1, 2004	$1,161
Warranties and performance guarantees issued	227
Settlements made	(213)
Adjustments to provision	(9)

Balance as of June 30, 2004	$1,166

Restructuring

During the first six months of 2004, the Corporation recorded net pre-tax restructuring and related charges totaling $415 million for new and ongoing restructuring actions. These charges include $259 million recorded in the first quarter and $156 million recorded in the second quarter. During the first six months of 2004, the Corporation recorded charges in the segments as follows: Otis $106 million, Carrier $184 million, Pratt & Whitney $74 million, Flight Systems $38 million and Eliminations and other $13 million. The charges include $357 million in cost of sales, $50 million in selling, general and administrative expenses and $8 million in other income. As described below, these charges relate to actions initiated during 2004 and 2003.

2004 Actions During the first six months of 2004, the Corporation initiated restructuring actions relating to ongoing cost reduction efforts, including global workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and various Pratt & Whitney facilities, including a Space Propulsion facility located in San Jose, California. During the first six months of 2004, net pre-tax restructuring and related charges, totaling $348 million, included $291 million recorded in cost of sales, $49 million in selling, general and administrative expenses and $8 million in other income.

The 2004 actions that have occurred during the first six months of the year resulted in net workforce reductions of approximately 1,900 employees and the exiting of 160,000 square feet of facilities. The majority of the remaining workforce and facility related cost reductions are targeted for completion during 2004 and 2005.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The following tables summarize the 2004 restructuring actions accrued by type and related activity and by total costs expected to be incurred by type and by segment:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended June 30, 2004
Restructuring accruals at March 31, 2004	$138	$—	$19	$157
Accrued costs	49	—	5	54
Non-accruable costs	2	42	34	78

Net pre-tax restructuring charges	51	42	39	132
Utilization	(32)	(42)	(39)	(113)

Restructuring accruals at June 30, 2004	$157	$—	$19	$176

The total expected costs for the 2004 programs by type are as follows:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$223	$62	$218	$503
Costs incurred – quarter ended March 31, 2004	(155)	(20)	(41)	(216)
Costs incurred – quarter ended June 30, 2004	(51)	(42)	(39)	(132)

Remaining costs at June 30, 2004	$17	$—	$138	$155

The total expected costs for the 2004 programs by segment are as follows:

In Millions	Otis	Carrier	Pratt & Whitney	Flight Systems	Eliminations and other	Total
Expected costs	$105	$171	$153	$61	$13	$503
Costs incurred – quarter ended March 31, 2004	(56)	(82)	(51)	(21)	(6)	(216)
Costs incurred – quarter ended June 30, 2004	(32)	(53)	(23)	(17)	(7)	(132)

Remaining costs at June 30, 2004	$17	$36	$79	$23	$—	$155

2003 Actions During the first six months of 2004, the Corporation recorded net pre-tax restructuring and related charges of $67 million for actions initiated during 2003. The charges relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s Syracuse, New York-based container refrigeration and compression manufacturing operations and Otis’ Bloomington, Indiana-based manufacturing, distribution and field tool operations. The charges included $66 million recorded in cost of sales and $1 million in selling, general and administrative expenses.

As of June 30, 2004, net workforce reductions of approximately 3,800 employees have been completed and 160,000 square feet of facilities have been exited since the actions were initiated. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion in 2004.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The following tables summarize the 2003 restructuring actions accrued by type and related activity and by total costs expected to be incurred by type and by segment:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended June 30, 2004
Restructuring accruals at March 31, 2004	$81	$—	$6	$87
Accrued costs	9	—	—	9
Non-accruable costs	—	—	15	15

Net pre-tax restructuring charges	9	—	15	24
Utilization	(46)	(—)	(16)	(62)

Restructuring accruals at June 30, 2004	$44	$—	$5	$49

The total expected costs for the 2003 programs by type are as follows:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$178	$8	$106	$292
Costs incurred – through December 31, 2003	(150)	(8)	(41)	(199)
Costs incurred – quarter ended March 31, 2004	(16)	(—)	(27)	(43)
Costs incurred – quarter ended June 30, 2004	(9)	(—)	(15)	(24)

Remaining costs at June 30, 2004	$3	$—	$23	$26

The total expected costs for the 2003 programs by segment are as follows:

In Millions	Otis	Carrier	Pratt & Whitney	Flight Systems	Eliminations and other	Total
Expected costs	$100	$126	$29	$27	$10	$292
Costs incurred – through December 31, 2003	(71)	(65)	(27)	(26)	(10)	(199)
Costs incurred – quarter ended March 31, 2004	(12)	(31)	(—)	(—)	(—)	(43)
Costs incurred – quarter ended June 30, 2004	(6)	(18)	(—)	(—)	(—)	(24)

Remaining costs at June 30, 2004	$11	$12	$2	$1	$—	$26

Contingent Liabilities

As previously reported, the Department of Justice filed a complaint under the civil False Claims Act and related common law theories in March 1999 against the Corporation in the U.S. District Court for the Southern District of Ohio. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The Government alleges that it overpaid for engines because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

have revealed the overstatements. As previously reported, the Government amended its complaint in September 2003 to allege damages in excess of $141 million, and to add an additional allegation without quantifying damages. Treble damages and penalties of up to $10,000 per false claim could be assessed if the court finds that Pratt & Whitney violated the civil False Claims Act, and common law damages would accrue pre-judgment interest. In February 2004, the Government’s expert witnesses filed reports expressing their opinion that Pratt & Whitney’s cumulative liability for damages, penalties and interest may be as much as $805 million. As previously reported, an amended report reduced this estimate to approximately $777 million. On May 28, 2004, a further amended report reduced this estimate to $624 million. The Corporation believes that this amended estimate remains substantially overstated. The Corporation denies any liability and is vigorously defending the Government’s claims. Trial of this matter is scheduled for the fourth quarter of 2004.

As previously disclosed, the European Commission’s competition directorate (the “Commission”) conducted inspections earlier this year at offices of the Corporation’s Otis subsidiary in Berlin, Brussels, Luxembourg and Paris. The inspections relate to the Commission’s ongoing investigation of possible unlawful collusive arrangements involving the elevator and escalator industry in Europe. The Corporation is cooperating fully with the Commission’s investigation and is conducting its own internal investigation of these matters. Based on the results of its internal investigation, the Corporation believes that some Otis employees in limited European locations engaged in activities at a local level in violation of Otis and Corporation policies, and may have violated applicable competition law. It is still too early in the Commission’s investigation for the Corporation to reasonably estimate the range of civil fines to which it would likely be subject. The aggregate amount of such fines, if ultimately imposed, could be material to the Corporation’s operating results for the period in which the liability would be recognized or cash flows for the period in which the fines would be paid. The Corporation does not believe that any such fines would have a material adverse effect on the Corporation’s financial condition, or that the resolution of this matter would have a material adverse effect on Otis’ competitive position.

Since the Commission’s investigation became public and the Corporation announced the preliminary results of its internal investigation, class action lawsuits have been filed in various federal district courts in the United States naming the Corporation, Otis and others as defendants and alleging a worldwide agreement among elevator and escalator manufacturers to fix prices in violation of the Sherman Act. The plaintiffs purport to represent injured parties worldwide that have allegedly purchased elevators, escalators, or elevator and escalator repair services from the Corporation, Otis, and other defendants. These lawsuits will likely be consolidated through the Multi-District Litigation procedures available in the United States. The lawsuits do not specify the amount of damages claimed. The Corporation believes that these lawsuits are the result of press reports about the Commission’s investigation and that they are devoid of merit. The Corporation will defend them vigorously.

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions (except per share amounts)	2004	2003	2004	2003
Net income	$837	$632	$1,416	$1,134
Less: ESOP Stock dividends	—	(8)	—	(16)

Basic earnings	837	624	1,416	1,118
ESOP Stock adjustment	—	8	—	15

Diluted earnings	$837	$632	$1,416	$1,133

Average shares:
Basic	496	468	498	469
Stock awards	9	6	9	5
ESOP Stock	—	26	—	26

Diluted	505	500	507	500

Earnings per share of Common Stock:
Basic	$1.69	$1.33	$2.85	$2.38
Diluted	$1.66	$1.26	$2.79	$2.27

Income Taxes

The Corporation has exposures relating to tax filings in the ordinary course of business. The Corporation periodically assesses its liabilities and contingencies for all tax years under audit based upon the latest information available. For those matters where it is probable that an adjustment will be asserted, the Corporation has recorded its best estimate of tax liability (including related interest charges) in its consolidated financial statements.

In the second quarter of 2004, the Corporation reached a settlement with the Internal Revenue Service (“IRS”) and obtained final review by the U.S. Congress Joint Committee on Taxation related to claims and other disputed items related to the 1986 to 1993 U.S. Federal tax audits. The settlement resulted in an approximate $80 million reduction in tax expense and approximately $125 million of pretax interest income.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Segment Financial Data

The Corporation’s operations are classified into five principal segments: Otis, Carrier, Chubb, Pratt & Whitney and Flight Systems. Those segments were generally determined based on the management structure of the businesses and the groupings of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Segment financial data include the results of the Corporation’s majority-owned businesses, consistent with the management reporting of these businesses. For certain of these subsidiaries, minority shareholders have rights which, under the provisions of Emerging Issues Task Force (“EITF”) 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” overcome the presumption of control. In the Corporation’s consolidated results through the year ended December 31, 2003, these entities were accounted for under the equity method of accounting.

Effective January 1, 2004, the Corporation adopted the provisions of the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46”). The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. While the adoption of FIN 46 did not have a material impact on the Corporation’s results of operations, financial condition or cash flows in the second quarter and first six months of 2004, it did result in the consolidation of certain entities that were previously accounted for under the equity method of accounting under the provisions of EITF 96-16. Adjustments to reconcile segment reporting to consolidated results for the quarters and six months ended June 30, 2004 and 2003, respectively, are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarters and six months ended June 30, 2004 and 2003 are as follows:

In Millions	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended June 30,	2004	2003	2004	2003	2004	2003
Otis	$2,208	$1,956	$363	$336	16.4%	17.2%
Carrier	3,022	2,640	364	363	12.0%	13.8%
Chubb	708	—	35	—	4.9%	—
Pratt & Whitney	2,084	1,948	307	269	14.7%	13.8%
Flight Systems	1,547	1,392	199	173	12.9%	12.4%

Total segment	9,569	7,936	1,268	1,141	13.3%	14.4%
Eliminations and other	53	(146)	48	(48)
General corporate expenses	—	—	(66)	(60)

Consolidated	$9,622	$7,790	$1,250	$1,033

Second quarter 2004 restructuring and related charges included in consolidated operating profit are as follows: Otis - $38 million, Carrier - $71 million, Pratt & Whitney - $23 million, Flight Systems - $17 million and Eliminations and other - $7 million.

The Corporation recorded restructuring charges of $22 million in the second quarter of 2003, similar in nature to those noted above.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

In Millions	Revenues		Operating Profits		Operating Profit Margin
Six Months Ended June 30,	2004	2003	2004	2003	2004	2003
Otis	$4,323	$3,776	$685	$650	15.8%	17.2%
Carrier	5,256	4,597	439	514	8.4%	11.2%
Chubb	1,411	—	67	—	4.7%	—
Pratt & Whitney	4,028	3,679	528	545	13.1%	14.8%
Flight Systems	3,015	2,709	385	360	12.8%	13.3%

Total segment	18,033	14,761	2,104	2,069	11.7%	14.0%
Eliminations and other	235	(269)	243	(85)
General corporate expenses	—	—	(134)	(114)

Consolidated	$18,268	$14,492	$2,213	$1,870

Restructuring and related charges for the six months ended June 30, 2004 included in consolidated operating profit are as follows: Otis - $106 million, Carrier - $184 million, Pratt & Whitney - $74 million, Flight Systems - $38 million and Eliminations and other - $13 million.

In the first and second quarters of 2003, the Corporation recorded restructuring and related charges, similar in nature to those above, of $11 million and $22 million, respectively, in connection with its continuing cost reduction efforts in both the commercial and aerospace segments.

In view of the risk and cost associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under collaboration agreements are recorded as earned and collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended June 30, 2004 and 2003 was approximately $175 million and $131 million, respectively. For the six months ended June 30, 2004 and 2003, the approximate collaborator share of revenue was $304 million and $259 million, respectively.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and six months ended June 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 21, 2004, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners of

  United Technologies Corporation

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its consolidated subsidiaries as of June 30, 2004, and the related condensed consolidated statement of operations for each of the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. This interim financial information is the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of changes in shareowners’ equity and of cash flows for the year then ended (not presented herein), and in our report dated January 20, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Hartford, Connecticut

July 21, 2004

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

For discussion of the Corporation’s business environment, refer to the discussion of “Business Environment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s Annual Report incorporated by reference in the Corporation’s Form 10-K for calendar year 2003. The current status of significant factors impacting the Corporation’s business environment in 2004 is discussed below.

The Corporation’s growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved can affect the Corporation’s operations and results.

As worldwide businesses, the Corporation’s operations are affected by global and regional industry, economic and political factors. However, the Corporation’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on its consolidated results. Improving economic conditions in the commercial construction markets and improvements in commercial heating, ventilating and air conditioning (“HVAC”) markets and the commercial aerospace aftermarket have contributed positively to the Corporation’s results in the first six months of 2004. In addition, the defense portion of the Corporation’s aerospace businesses is affected by changes in market demand and the global political environment. The Corporation’s participation in long-term production and development programs for the U.S. Government has contributed positively to the Corporation’s results in the first six months of 2004 and is expected to continue to contribute to results for the remainder of 2004, but at flat to lower levels than in 2003. During the first six months of 2004, foreign currency translation contributed positively to the Corporation’s consolidated results, primarily driven by the strengthening of the euro in relation to the U.S. dollar. In addition, the Corporation’s businesses in China contributed positively to the consolidated results in the first six months of 2004 and the Corporation continues to pursue investment opportunities in this area.

Sikorsky, in a joint venture arrangement with Boeing, received notice in February 2004 of the U.S. Army’s intent to terminate the RAH-66 Comanche helicopter program and reallocate funds to restructure and revitalize Army aviation programs to meet current and future needs. A partial Termination for Convenience notice was issued effective March 19, 2004. A limited number of selected technologies are being continued in order to facilitate the transfer of Comanche technology to other programs. In the second quarter of 2004, the Corporation announced the planned closure of its Comanche facility and initiated other cost reduction actions as a result of the program termination. The Corporation does not expect the Comanche program termination and the related cost reduction actions to have a material adverse impact on the Corporation’s results of operations, financial condition or cash flows.

The Corporation’s products and services are regulated by strict safety and performance standards, particularly in the commercial engine business. Compliance with these standards along with the competitive dynamics of the commercial airline business can create uncertainty regarding the profitability of commercial engine programs.

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

The Corporation has exposures related to tax filings in the ordinary course of business. The Corporation periodically assesses its liabilities and contingencies for all tax years under audit based upon the latest information available. For those matters where it is probable that an adjustment will be asserted, the Corporation has recorded its best estimate of tax liability (including related interest charges) in its consolidated financial statements. In the second quarter of 2004, the Corporation settled open claims and other disputed items related to its 1986 to 1993 U.S. Federal tax audits as further described in “Results of Continuing Operations” below.

There have been no significant changes in the Corporation’s critical accounting estimates during the first six months of 2004.

RESULTS OF CONTINUING OPERATIONS

Consolidated revenues were $9,622 million in the second quarter of 2004, an increase of $1,832 million (24%) when compared to the same period of 2003 and $18,268 million for the six-month period of 2004, a $3,776 million (26%) increase when compared to the same period of 2003. The second quarter and six-month period increases reflect revenue contributed from acquisitions (11%), primarily Chubb, and the favorable impact of foreign currency translation (2% and 3%, respectively), primarily resulting from the continued strength of the euro in relation to the U.S. dollar. The increases also reflect growth at Otis, at Carrier within the North American HVAC, Europe and transport refrigeration businesses, and increased commercial aerospace volume at Pratt & Whitney and in the Flight Systems segment.

Financing revenues and other income, net, increased $85 million in the second quarter of 2004 and $325 million for the first six months of 2004, when compared to the same periods of 2003. The second quarter and six-month increases primarily reflect approximately $125 million of pretax interest income associated with the favorable settlement of claims and other disputed items related to the 1986 to 1993 U.S. Federal tax audits. The six-month increase also reflects a $250 million payment from DaimlerChrysler in January 2004. In consideration for this payment, the Corporation released DaimlerChrysler from certain commitments previously made in support of MTU Aero Engines GmbH.

Gross margin as a percentage of sales decreased 0.8% and 1.3% in the second quarter and six-month period of 2004, respectively, when compared to the same periods of 2003. The decreases were due primarily to $136 million and $357 million of restructuring charges in the second quarter and first six months of 2004, respectively.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The Corporation’s research and development spending includes both company and customer funded programs. Total research and development spending for the Corporation increased $18 million (3%) to $683 million in the second quarter of 2004 compared to the same period of 2003 and increased $189 million (15%) to $1,438 million in the first six months of 2004 compared to the same period of 2003.

Company funded research and development spending increased $32 million (11%) and $105 million (20%) in the second quarter and first six months of 2004, respectively, when compared to the same periods of 2003. The second quarter and six-month increases are due primarily to increases of $14 million and $74 million, respectively, at Pratt & Whitney, reflecting in part, a technology funding agreement at Pratt & Whitney Canada in the first quarter of 2003 and increased spending on commercial engine research and development programs in 2004. As a percentage of sales, research and development was 3.3% in the second quarter and 3.5% in the first six months of 2004, compared to 3.6% in the same periods of 2003. Company funded research and development spending is subject to the variable nature of program development schedules.

In addition to company-funded programs, costs related to customer funded research and development programs were $370 million and $817 million in the second quarter and first six months of 2004, respectively, as compared to $384 million and $733 million for the same periods of 2003. The second quarter decrease is due primarily to the Comanche program termination. The six-month increase is primarily attributable to Pratt & Whitney’s Joint Strike Fighter program. Customer funded research and development costs are expensed as incurred and are recorded as a component of cost of products sold.

Company funded research and development spending for the full year of 2004 is expected to increase by approximately $200 million from 2003. Combined company and customer funded research and development spending is expected to be flat with 2003 levels.

Selling, general and administrative expenses increased $231 million (27%) and $572 million (35%) in the second quarter and first six months of 2004, respectively, when compared to the same periods of 2003. Approximately two-thirds of the second quarter and six-month increases were due to the acquisition of Chubb and $16 and $50 million, respectively, was due to 2004 restructuring charges. As a percentage of sales, these expenses were 11.5% and 12.3% for the quarter and six months ended June 30, 2004 compared to 11.1% and 11.3% for the same periods of 2003.

Interest expense decreased $2 million (2%) and $6 million (3%) in the second quarter and first six months of 2004, respectively, when compared to the same periods of 2003, reflecting lower average interest rates on short-term borrowings.

The effective income tax rate for the second quarter and first six months of 2004 was 22.5% and 24.9%, respectively, compared to 28% for the comparable periods in 2003. In the second quarter, the Corporation reached settlement with the IRS and obtained final review by the U.S. Congress Joint Committee on Taxation related to claims and other disputed items related to the 1986 to 1993 U.S. Federal tax audits. The settlement resulted in an approximate $80 million reduction in tax expense and approximately $125 million in pretax interest income, referred to above, both of which were recorded in the quarter ended June 30, 2004. The Corporation expects its effective tax rate to approximate 28% in the second half of the year. However, the Corporation’s effective tax rate is dependent upon many factors and may vary in future periods.

The effective tax rate in the second half of 2003 was 26.3% and was favorably impacted by a $448 million tax loss associated with the sale of a non-core business of Carrier. The tax loss was attributable to a worthless stock deduction relating primarily to a diminution in value of certain assets of International Comforts Products, USA (“ICP USA”) and other events that fixed the loss in 2003, including transfer of substantially all of the heating and cooling assets, trade names and trademarks of ICP, USA to Carrier and the subsequent sale of ICP, USA and its remaining non-core business to a third party. The decrease in value, beginning in 2002 and continuing into 2003, was the result of many factors, the more significant of which were the overall decline in industry conditions, deteriorating pricing, and the loss of a key customer.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The third party sale of the ICP assets did not result in a significant loss for financial accounting purposes because the book value and fair value of the assets were about equal. There was no impairment charge under FAS 142 “Goodwill and Intangible Assets” because the ICP, USA business was included in one of the reporting units within the Carrier segment and the evaluation of that reporting unit did not result in an impairment charge.

Net income and diluted earnings per share increased $205 million (32%) and $.40 (32%), respectively, in the second quarter of 2004 when compared with the same period of 2003 and $282 million (25%) and $.52 (23%), respectively, in the first six months of 2004 when compared with the same period of 2003.

Restructuring

During the first six months of 2004, the Corporation recorded net pre-tax restructuring and related charges totaling $415 million for new and ongoing restructuring actions. These charges include $259 million recorded in the first quarter and $156 million recorded in the second quarter. During the first six months of 2004, the Corporation recorded charges in the segments as follows: Otis $106 million, Carrier $184 million, Pratt & Whitney $74 million, Flight Systems $38 million and Eliminations and other $13 million. The charges include $357 million in cost of sales, $50 million in selling, general and administrative expenses and $8 million in other income. As described below, these charges relate to actions initiated during 2004 and 2003.

2004 Actions During the first six months of 2004, the Corporation initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and various Pratt & Whitney facilities, including a Space Propulsion facility located in San Jose, California. During the first six months of 2004, net pre-tax restructuring and related charges, totaling $348 million, included $291 million recorded in cost of sales, $49 million in selling, general and administrative expenses and $8 million in other income. These charges were recorded in the Corporation’s segments as follows: Otis $88 million, Carrier $135 million, Pratt & Whitney $74 million, Flight Systems $38 million and Eliminations and other $13 million. These charges included $206 million for severance and related employee termination costs, $62 million for asset write-downs, including impairments, largely related to manufacturing assets and exiting facilities that will no longer be utilized, and $80 million for facility exit and lease termination costs.

The 2004 actions are expected to result in net workforce reductions of approximately 4,300 hourly and salaried employees, the exiting of approximately 4.7 million square feet of facilities and the disposal of assets associated with the exited facilities. Approximately 60% of the total pre-tax charge will require cash payments, which will be primarily funded by cash generated from operations. The Corporation had pre-tax cash outflows related to the 2004 programs of approximately $17 million and $38 million during the first and second quarters of 2004, respectively. Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $200 million annually. As of June 30, 2004, net workforce reductions of approximately 1,900 employees have been completed and 160,000 square feet of facilities have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion in 2004 and 2005. A significant portion of the remaining square footage to be eliminated under the 2004 actions relates to facilities at Carrier, Otis and Pratt & Whitney. Additional restructuring and related charges of $155 million are expected to be incurred to complete these actions, primarily in 2004 and 2005. As of June 30, 2004, approximately $157 million of severance and related costs and $19 million of facility exit and lease termination accruals remain.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

2003 Actions During the first six months of 2004, the Corporation recorded net pre-tax restructuring and related charges of $67 million for actions initiated in 2003. These charges relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s Syracuse, New York–based container refrigeration and compressor manufacturing operations and Otis’ Bloomington, Indiana-based manufacturing, distribution and field tool operations. The charges included $66 million recorded in cost of sales and $1 million in selling, general and administrative expenses. These charges were recorded in the Corporation’s segments as follows: Otis $18 million and Carrier $49 million. The charges included $25 million for severance and related employee termination costs and $42 million for facility exit and lease termination costs.

The 2003 actions are expected to result in net workforce reductions of approximately 4,200 hourly and salaried employees, the exiting of approximately 1.9 million square feet of facilities and the disposal of assets associated with the exited facilities. Approximately 60% of the total pre-tax charge will require cash payments, which will be primarily funded by cash generated from operations. The Corporation had pre-tax cash outflows of approximately $30 million, and $31 million related to the 2003 programs during the first quarter and second quarter, respectively. Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $165 million annually. As of June 30, 2004, net workforce reductions of approximately 3,800 employees have been completed and 160,000 square feet of facilities have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion in 2004. A significant portion of the remaining square footage to be eliminated under the 2003 actions relates to Carrier and Otis facilities. Additional restructuring and related charges of $26 million are expected to be incurred to complete these actions, primarily in 2004. As of June 30, 2004, approximately $44 million of severance and related costs and $5 million of facility exit and lease termination accruals remain.

Additional 2004 Actions

The Corporation expects to incur approximately $50-$60 million of additional restructuring costs in each of the third and fourth quarters of 2004 related to previously announced restructuring actions. The Corporation expects that total restructuring costs in 2004 will exceed the first quarter contract related gain and second quarter tax settlement by approximately $25 million.

The Corporation may initiate additional restructuring actions during the second half of 2004 through its continuing cost reduction efforts. No specific plans for new actions have been finalized at this time.

Segment Review

Revenues, operating profits and operating profit margins of the Corporation’s principal segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. As discussed in the Notes to the Condensed Consolidated Financial Statements, for certain of these subsidiaries, minority shareholders have rights, which overcome the presumption of control. In the Corporation’s consolidated results, these subsidiaries are accounted for using the equity method of accounting. As a result of the adoption of FIN 46, certain of these subsidiaries are now consolidated. Adjustments to reconcile segment reporting for the quarters and six-month periods ended June 30, 2004 and 2003 are included in “Eliminations and other,” which also includes certain small subsidiaries.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Results for the quarters and six months ended June 30, 2004 and 2003 are as follows:

In Millions	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended June 30,	2004	2003	2004	2003	2004	2003
Otis	$2,208	$1,956	$363	$336	16.4%	17.2%
Carrier	3,022	2,640	364	363	12.0%	13.8%
Chubb	708	—	35	—	4.9%	—
Pratt & Whitney	2,084	1,948	307	269	14.7%	13.8%
Flight Systems	1,547	1,392	199	173	12.9%	12.4%

Total segment	9,569	7,936	1,268	1,141	13.3%	14.4%
Eliminations and other	53	(146)	48	(48)
General corporate expenses	—	—	(66)	(60)

Consolidated	$9,622	$7,790	$1,250	$1,033

Second quarter 2004 restructuring and related charges included in consolidated operating profit are as follows: Otis - $38 million, Carrier - $71 million, Pratt & Whitney - $23 million, Flight Systems - $17 million and Eliminations and other - $7 million.

The Corporation recorded restructuring charges of $22 million in the second quarter of 2003, similar in nature to those noted above.

In Millions	Revenues		Operating Profits		Operating Profit Margin
Six Months Ended June 30,	2004	2003	2004	2003	2004	2003
Otis	$4,323	$3,776	$685	$650	15.8%	17.2%
Carrier	5,256	4,597	439	514	8.4%	11.2%
Chubb	1,411	—	67	—	4.7%	—
Pratt & Whitney	4,028	3,679	528	545	13.1%	14.8%
Flight Systems	3,015	2,709	385	360	12.8%	13.3%

Total segment	18,033	14,761	2,104	2,069	11.7%	14.0%
Eliminations and other	235	(269)	243	(85)
General corporate expenses	—	—	(134)	(114)

Consolidated	$18,268	$14,492	$2,213	$1,870

Restructuring and related charges for the six months ended June 30, 2004 included in consolidated operating profit are as follows: Otis - $106 million, Carrier - $184 million, Pratt & Whitney - $74 million, Flight Systems - $38 million and Eliminations and other - $13 million.

In the first and second quarters of 2003, the Corporation recorded restructuring and related charges, similar in nature to those above, of $11 million and $22 million, respectively, in connection with its continuing cost reduction efforts in both the commercial and aerospace segments.

Otis revenues increased $252 million (13%) and $547 million (14%) in the second quarter and first six months of 2004, respectively, compared to the same periods of 2003, reflecting growth in all geographic regions. The second quarter and six month increases also reflect the estimated favorable impact of foreign currency translation (5% and 7%, respectively) and the impact of acquisitions (3% and 2%, respectively).

Otis operating profits increased $27 million (8%) and $35 million (5%) in the second quarter and first six months of 2004, respectively, compared to the same periods of 2003. These increases reflect profit improvement at constant currency, primarily in Europe and Asia and the estimated favorable

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

impact of foreign currency translation (6% and 8%, respectively), partially offset by restructuring charges of $38 million (11%) and $106 million (16%), respectively.

Carrier revenues increased $382 million (14%) and $659 million (14%) in the second quarter and first six months of 2004, respectively, compared to the same periods of 2003. All businesses reported year over year revenue growth with North American HVAC, transport refrigeration and Europe contributing approximately two-thirds of the overall growth in the second quarter and first six months of 2004. The favorable impact of foreign currency translation increased revenues by approximately 2% and 3%, respectively, in the second quarter and first six months of 2004 compared to the same periods of 2003.

Carrier operating profits increased $1 million (.3%) and decreased $75 million (15%) in the second quarter and first six months of 2004, respectively, compared to the same periods of 2003. The second quarter and six-month results reflect profit improvements (21% and 24%, respectively) attributable to improvements in North American HVAC, transport refrigeration and Europe businesses offset by restructuring charges of $71 million (20%) and $184 million (36%), respectively. The second quarter and six-month results of 2004 include the benefit of productivity and factory consolidation actions as well as the unfavorable impact of increased commodity costs. The favorable impact of foreign currency translation increased operating profits by approximately 3% and 4% in the second quarter and six-month periods, respectively, compared to the same periods in 2003.

Chubb revenues and operating profits were $708 million and $35 million, respectively, for the quarter ended June 30, 2004 and $1,411 million and $67 million, respectively, for the six months ended June 30, 2004. Approximately 75% of the reported revenues and operating profit in the second quarter and six months ended June 30, 2004 were contributed by fire and security services in Australia, the United Kingdom and Continental Europe.

Pratt & Whitney revenues increased $136 million (7%) and $349 million (9%) in the second quarter and first six months of 2004, respectively, compared to the same periods of 2003. The second quarter and six-month increases reflect higher commercial aerospace revenues (11% and 9%, respectively) due to higher commercial spares volume and higher engine shipments at Pratt & Whitney Canada, partially offset by lower military revenues (5% and 1%, respectively) due to lower engine shipments and lower Joint Strike Fighter development revenues.

Pratt & Whitney operating profits increased $38 million (14%) and decreased $17 million (3%) in the second quarter and first six months of 2004, respectively, compared to the same periods of 2003. The second quarter increase is due primarily to higher commercial aerospace profits (31%), due primarily to increased spares volume, partially offset by restructuring charges (9%), costs associated with environmental obligations (7%) and higher company funded research and development (5%). The six-month decrease was due primarily to higher company funded research and development spending (14%), 2004 restructuring charges (14%) and costs associated with the collaboration accounting litigation matter (8%) recorded in the first quarter of 2004. These decreases were mostly offset by an increase in commercial aerospace profits (31%), primarily due to increased commercial spares volume and increased volume at Pratt & Whitney Canada.

Flight Systems revenues increased $155 million (11%) and $306 million (11%) in the second quarter and first six months of 2004, respectively, compared to the same periods of 2003. The second quarter and six-month increases reflect higher original equipment sales at Sikorsky and higher revenues at Hamilton Sundstrand’s industrial businesses (7% and 6%, respectively) and higher aftermarket revenues at both Hamilton Sundstrand and Sikorsky (4% and 5%, respectively). The favorable impact of foreign currency translation increased revenues by approximately 2% in the first six months of 2004.

Flight Systems operating profits increased $26 million (15%) and $25 million (7%) in the second quarter and first six months of 2004, respectively, compared to the same periods of 2003. The second quarter and six-month increases primarily reflect an increase in aftermarket profits at both Sikorsky and Hamilton Sundstrand, partially offset by restructuring charges of $17 million (10%) and $38 million (11%), respectively, primarily at Hamilton Sundstrand.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Eliminations and other revenues and operating profits in the second quarter of 2004 of $53 million and $48 million, respectively, and in the first six months of 2004 of $235 million and $243 million, respectively, reflect the one-time gain of $250 million from the settlement with DaimlerChrysler in the first quarter of 2004 and approximately $125 million of pretax interest income associated with the settlement of claims and other disputed items related to the 1986 to 1993 open tax years described above.

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

In Millions	June 30, 2004	December 31, 2003	June 30, 2003
Cash and cash equivalents	$2,018	$1,623	$2,415
Total debt	4,965	5,301	4,892
Net debt (total debt less cash)	2,947	3,678	2,477
Shareowners’ equity	12,480	11,707	9,526
Total capitalization (debt plus equity)	17,445	17,008	14,418
Net capitalization (debt plus equity less cash)	15,427	15,385	12,003
Debt to total capitalization	28%	31%	34%
Net debt to net capitalization	19%	24%	21%

Net cash flows provided by operating activities increased $836 million in the first six months of 2004 compared to the corresponding period in 2003, due primarily to a $250 million payment from the settlement with DaimlerChrysler in the first quarter of 2004, $220 million lower total global pension contributions in the first six months of 2004 compared to the same period of 2003 and improved working capital levels.

Cash used in investing activities increased $113 million in the first six months of 2004 compared with the same period of 2003, primarily reflecting higher capital expenditures and investments in businesses partially offset by approximately $70 million of cash recorded from the consolidation of entities upon the adoption of FIN 46. Cash spending for investments in businesses for the first six months of 2004 was $209 million, including $165 million in the second quarter, primarily for acquisitions at Carrier and Otis. Capital expenditures for the full year 2004 are expected to increase and approximate 90% of current year depreciation levels.

On March 15, 2004, the Corporation announced that Carrier had reached a definitive agreement to acquire Linde AG’s Refrigeration division (“Linde”) for approximately 255 million euros, including estimated debt upon closing. In addition, Carrier agreed to assume approximately 70 million euros of pension and related expenses. Linde, a commercial refrigeration business, is headquartered in Germany and has annual sales of approximately $1 billion. Its operations include manufacturing facilities in Europe, Asia and South America. The agreement, which was approved by the European Commission in July, is subject to certain other regulatory approvals. The transaction is expected to close in 2004. The Corporation expects total investments in businesses for the full year 2004 to approximate $2 billion, including debt assumed. However, actual acquisition spending may vary depending upon the availability of appropriate acquisition opportunities.

Customer financing activity was a net use of cash of $45 million in the first six months of 2004 compared with a $56 million net use of cash in the first six months of 2003, reflecting lower customer generated financing requirements. While the Corporation expects that 2004 customer financing activity

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation had financing and rental commitments of approximately $1.3 billion and $1.2 billion related to commercial aircraft at June 30, 2004 and December 31, 2003, respectively. The Corporation may also arrange for third-party investors to assume a portion of its commitments.

Net cash flows used in financing activities increased $570 million in the first six months of 2004 compared with the same period of 2003. The increase reflects higher short-term debt repayments, and increased dividend and share repurchases, partially offset by higher option exercises. Under a shelf registration statement previously filed with the Securities and Exchange Commission, the Corporation can issue approximately $1.1 billion of additional debt and equity securities.

The Corporation repurchased $480 million of Common Stock, representing approximately 5.5 million shares, in the first six months of 2004 under previously announced share repurchase programs. In October 2002, the Corporation announced that the Board of Directors authorized the repurchase of up to 30 million shares. The authorization replaced the previous share repurchase authority. The Corporation expects total share repurchases in 2004 of approximately $800 million; however, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a use of the Corporation’s cash flows and is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs.

The funded status of the Corporation’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The Corporation can contribute cash to its plans at its discretion and made $358 million of voluntary cash contributions to its global pension plans during the first six months of 2004. The Corporation expects total voluntary contributions to its global pension plans in 2004 to be a minimum of $500 million.

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Corporation’s exposure to market risk during the first six months of 2004. For discussion of the Corporation’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Corporation’s Annual Report incorporated by reference in Form 10-K for the calendar year 2003.

Item 4. Controls and Procedures

As of the end of the quarter ended June 30, 2004, management, including the Corporation’s Chief Executive Officer and principal financial officers, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based upon that evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and principal financial officers concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Corporation’s internal control over financial reporting during the Corporation’s quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

During the first six months of 2004, the Corporation invested $209 million in the acquisition of businesses. As part of its ongoing integration activities, the Corporation is continuing to incorporate its controls and procedures into these recently acquired businesses.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	Future earnings and other measures of financial performance

•	Future cash flow and uses of cash

•	The effect of economic downturns or growth in particular regions

•	The effect of changes in the level of activity in particular industries or markets

•	The scope, nature or impact of acquisition activity and integration into the Corporation’s businesses

•	Product developments and new business opportunities

•	Restructuring costs and savings

•	The outcome of contingencies

•	Future repurchases of Common Stock

•	Future levels of indebtedness and capital spending

•	Pension plan assumptions and future contributions.

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Part II – Other Information

Item 1. Legal Proceedings

As previously reported, the Department of Justice filed a complaint under the civil False Claims Act and related common law theories in March 1999 against the Corporation in the U.S. District Court for the Southern District of Ohio. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The Government alleges that it overpaid for engines because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. As previously reported, the Government amended its complaint in September 2003 to allege damages in excess of $141 million, and to add an additional allegation without quantifying damages. Treble damages and penalties of up to $10,000 per false claim could be assessed if the court finds that Pratt & Whitney violated the civil False Claims Act, and common law damages would accrue pre-judgment interest. In February 2004, the Government’s expert witnesses filed reports expressing their opinion that Pratt & Whitney’s cumulative liability for damages, penalties and interest may be as much as $805 million. As previously reported, an amended report reduced this estimate to approximately $777 million. On May 28, 2004, a further amended report reduced this estimate to $624 million. The Corporation believes that this amended estimate remains substantially overstated. The Corporation denies any liability and is vigorously defending the Government’s claims. Trial of this matter is scheduled for the fourth quarter of 2004.

As previously disclosed, the European Commission’s competition directorate (the “Commission”) conducted inspections earlier this year at offices of the Corporation’s Otis subsidiary in Berlin, Brussels, Luxembourg and Paris. The inspections relate to the Commission’s ongoing investigation of possible unlawful collusive arrangements involving the elevator and escalator industry in Europe. The Corporation is cooperating fully with the Commission’s investigation and is conducting its own internal investigation of these matters. Based on the results of its internal investigation, the Corporation believes that some Otis employees in limited European locations engaged in activities at a local level in violation of Otis and Corporation policies, and may have violated applicable competition law. It is still too early in the Commission’s investigation for the Corporation to reasonably estimate the range of civil fines to which it would likely be subject. The aggregate amount of such fines, if ultimately imposed, could be material to the Corporation’s operating results for the period in which the liability would be recognized or cash flows for the period in which the fines would be paid. The Corporation does not believe that any such fines would have a material adverse effect on the Corporation’s financial condition, or that the resolution of this matter would have a material adverse effect on Otis’ competitive position.

Since the Commission’s investigation became public and the Corporation announced the preliminary results of its internal investigation, class action lawsuits have been filed in various federal district courts in the United States naming the Corporation, Otis and others as defendants and alleging a worldwide agreement among elevator and escalator manufacturers to fix prices in violation of the Sherman Act. The plaintiffs purport to represent injured parties worldwide that have allegedly purchased elevators, escalators, or elevator and escalator repair services from the Corporation, Otis, and other defendants. These lawsuits will likely be consolidated through the Multi-District Litigation procedures available in the United States. The lawsuits do not specify the amount of damages claimed. The Corporation believes that these lawsuits are the result of press reports about the Commission’s investigation and that they are devoid of merit. The Corporation will defend them vigorously.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3, “Legal Proceedings”, of the Corporation’s Annual Report on Form 10-K for 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

2004	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
April 1 – April 30	468	$87.64	468	16,530
May 1 – May 31	1,650	84.37	1,650	14,880
June 1 – June 30	970	86.91	970	13,910

Total	3,088	$85.65	3,088	13,910

In October 2002, the Corporation announced that the Board of Directors authorized the repurchase of up to 30 million shares of the Corporation’s Common Stock. Shares may be purchased on the open market, in privately negotiated transactions, or both. The Corporation does not have any other share repurchase programs.

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation held its Annual Meeting of Shareowners on April 14, 2004.

The following individuals were nominated and elected to serve as directors:

Betsy J. Bernard, George David, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Harold McGraw III, Frank P. Popoff, H. Patrick Swygert, André Villeneuve, Harold A. Wagner and Christine Todd Whitman.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The Shareowners voted as follows on the following matters:

1)	Election of directors. The voting results for each of the nominees are as follows:

Election of Directors	Votes For	Votes Withheld
Betsy J. Bernard	392,874,091	10,724,015
George David	390,623,646	12,974,460
Jean-Pierre Garnier	393,301,115	10,296,991
Jamie S. Gorelick	390,807,198	12,790,908
Charles R. Lee	389,419,523	14,178,583
Richard D. McCormick	391,257,742	12,340,364
Harold McGraw III	387,394,657	16,203,449
Frank P. Popoff	388,114,195	15,483,911
H. Patrick Swygert	393,247,565	10,350,541
André Villeneuve	391,117,904	12,480,202
H. A. Wagner	392,565,967	11,032,139
Christine Todd Whitman	392,778,433	10,819,673

2)	A proposal of the Audit Committee and the Board of Directors to re-appoint PricewaterhouseCoopers LLP to serve as Independent Auditor. A total of 387,764,723 shares were voted for and 8,473,178 shares were voted against this proposal. The holders of 7,360,205 votes abstained from voting.

3)	A shareowner proposal recommending disclosure of executive officers contractually entitled to receive greater than $500,000 in cash compensation. A total of 64,046,888 shares were voted for and 280,672,895 shares were voted against this proposal. The holders of 8,884,777 votes abstained from voting and there were 49,993,546 broker non-votes.

4)	A shareowner proposal recommending that the Corporation amend and amplify the code of conduct and statements of ethical criteria for military contracts and provide a report to shareowners. A total of 11,978,949 shares were voted for and 306,670,990 shares were voted against this proposal. The holders of 34,954,621 votes abstained from voting and there were 49,993,546 broker non-votes.

5)	A shareowner proposal recommending that the Board of Directors adopt a policy that a significant portion of future stock option grants to senior executives shall be performance-based. A total of 193,468,875 shares were voted for and 151,774,470 shares were voted against this proposal. The holders of 8,361,215 votes abstained from voting and there were 49,993,546 broker non-votes.

6)	A shareowner proposal recommending that the board of Directors amend the bylaws to require an independent Chairman who has not served as chief executive officer of the Corporation. A total of 133,291,756 shares were voted for and 209,906,517 shares were voted against this proposal. The holders of 10,406,287 votes abstained from voting and there were 49,993,546 broker non-votes.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)(ii)	Amended and Restated Bylaws of the Corporation. *

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

(b)	Reports on Form 8-K

On April 21, 2004, the Corporation submitted a report on Form 8-K, furnishing under Item 12, a press release dated April 21, 2004 announcing its first quarter results. (Such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act.)

*	Submitted electronically herewith.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

SIGNATURE S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: July 29, 2004	By:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: July 29, 2004	By:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Control; Controller

Dated: July 29, 2004	By:	/s/ William H. Trachsel
William H. Trachsel
Senior Vice President and General Counsel

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

EXHIBIT INDEX

(3)(ii)	Amended and Restated Bylaws of the Corporation. *

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.