Form 10-Q
period 2004-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2004-10-27
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At September 30, 2004 there were 511,043,162 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2004

“Corporation,” unless the context otherwise requires, means United Technologies Corporation, or UTC, and its subsidiaries.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,
In Millions (except per share amounts)	2004	2003
Revenues
Product sales	$6,675	$5,763
Service sales	2,573	2,112
Financing revenues and other income, net	91	79

	9,339	7,954

Costs and expenses
Cost of products sold	5,174	4,349
Cost of services sold	1,623	1,364
Research and development	296	260
Selling, general and administrative	1,070	933

Operating Profit	$1,176	$1,048
Interest	89	95

Income before income taxes and minority interests	1,087	953
Income tax expense	(304)	(267)
Minority interests	(61)	(47)

Net income	$722	$639

Earnings per share of Common Stock
Basic	$1.46	$1.34
Diluted	$1.43	$1.27
Dividends per share of Common Stock	$.35	$.27
Average number of shares outstanding
Basic	496	470
Diluted	505	504

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
In Millions (except per share amounts)	2004	2003
Revenues
Product sales	$19,347	$16,440
Service sales	7,713	5,796
Financing revenues and other income, net	547	210

	27,607	22,446

Costs and expenses
Cost of products sold	15,026	12,437
Cost of services sold	5,012	3,761
Research and development	917	776
Selling, general and administrative	3,263	2,554

Operating Profit	$3,389	$2,918
Interest	267	279

Income before income taxes and minority interests	3,122	2,639
Income tax expense	(810)	(739)
Minority interests	(174)	(127)

Net income	$2,138	$1,773

Earnings per share of Common Stock
Basic	$4.30	$3.73
Diluted	$4.23	$3.53
Dividends per share of Common Stock	$1.05	$.785
Average number of shares outstanding
Basic	497	469
Diluted	506	502

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2004	December 31, 2003
In Millions	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$2,340	$1,623
Accounts receivable, net	6,063	5,187
Inventories and contracts in progress, net	4,622	4,420
Future income tax benefits	1,274	1,372
Other current assets	378	388

Total Current Assets	14,677	12,990

Customer financing assets	1,166	1,031
Future income tax benefits	1,217	1,283
Fixed assets	12,149	12,082
Less: Accumulated depreciation	(7,276)	(7,002)

Net Fixed Assets	4,873	5,080

Goodwill	9,666	9,329
Other assets	6,032	5,561

Total Assets	$37,631	$35,274

Liabilities and Shareowners’ Equity
Short-term borrowings	$438	$669
Accounts payable	3,100	2,806
Accrued liabilities	7,765	7,071
Long-term debt currently due	367	375

Total Current Liabilities	11,670	10,921

Long-term debt	4,254	4,257
Future pension and postretirement benefit obligations	4,699	4,752
Other long-term liabilities	3,133	2,928
Minority interest in subsidiary companies	837	709
Shareowners’ Equity:
Common Stock	6,928	6,587
Treasury Stock	(6,019)	(5,335)
Retained earnings	14,103	12,527
Unearned ESOP shares	(262)	(273)
Accumulated other non-shareowners’ changes in equity	(1,712)	(1,799)

	13,038	11,707

Total Liabilities and Shareowners’ Equity	$37,631	$35,274

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
In Millions	2004	2003
Operating Activities:
Net income	$2,138	$1,773
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	744	570
Deferred income tax provision	218	238
Minority interests in subsidiaries’ earnings	174	127
Change in:
Accounts receivable	(764)	20
Inventories and contracts in progress	(162)	(21)
Accounts payable and accrued liabilities	630	(19)
Other current assets	19	(109)
Voluntary contributions to global pension plans	(559)	(735)
Other, net	403	233

Net cash flows provided by operating activities	2,841	2,077

Investing Activities:
Capital expenditures	(451)	(322)
Investments in businesses	(341)	(1,076)
Dispositions of businesses	7	10
Increase in customer financing assets, net	(94)	(223)
Other, net	89	35

Net cash flows used in investing activities	(790)	(1,576)

Financing Activities:
Repayment of long-term debt	(15)	(1,030)
(Decrease) Increase in short-term borrowings, net	(244)	439
Common Stock issued under employee stock plans	252	181
Dividends paid on Common Stock	(496)	(369)
Repurchase of Common Stock	(688)	(301)
Other, net	(149)	(159)

Net cash flows used in financing activities	(1,340)	(1,239)

Effect of foreign exchange rate changes on Cash and cash equivalents	6	79

Net increase (decrease) in Cash and cash equivalents	717	(659)
Cash and cash equivalents, beginning of year	1,623	2,080

Cash and cash equivalents, end of period	$2,340	$1,421

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at September 30, 2004 and for the quarters and nine months ended September 30, 2004 and 2003 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Corporation’s Annual Report incorporated by reference in Form 10-K for calendar year 2003. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Employee Benefit Plans

Pension and Postretirement Plans

During the first nine months of 2004 and 2003, the Corporation’s total cash contributions to its defined benefit plans were $647 million and $800 million, respectively, including $223 million and $156 million in the third quarter of 2004 and 2003, respectively. Voluntary contributions comprised $201 million and $559 million, respectively, of the total contributions made in the third quarter and first nine months of 2004. During the first nine months of 2004 and 2003, the Corporation also contributed $99 million and $86 million, respectively, to its defined contribution plans, including $32 million in both the third quarter of 2004 and 2003, respectively.

The following tables illustrate the components of net periodic benefit cost for the Corporation’s pension and other postretirement benefits.

	Pension Benefits Quarter Ended September 30,		Pension Benefits Nine Months Ended September 30,
In Millions	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$85	$75	$249	$217
Interest cost	261	246	774	702
Expected return on plan assets	(310)	(294)	(929)	(846)
Amortization	37	7	114	22
Recognized actuarial net loss	6	12	17	36
Net settlement and curtailment loss	9	—	36	—

Total net periodic benefit cost	$88	$46	$261	$131

	Other Postretirement Benefits Quarter Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
In Millions	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$2	$2	$5	$6
Interest cost	16	16	48	48
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization	(6)	(5)	(17)	(15)
Net settlement and curtailment gain	(3)	—	(2)	—

Total net periodic benefit cost	$8	$12	$31	$36

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

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2004	2003	2004	2003
(except per share amounts)
Net income as reported	$722	$639	$2,138	$1,773
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1	2	3	6
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(30)	(34)	(80)	(91)

Pro forma net income	$693	$607	$2,061	$1,688

Earnings per share:
Basic – as reported	$1.46	$1.34	$4.30	$3.73
Basic – pro forma	$1.40	$1.28	$4.15	$3.55
Diluted – as reported	$1.43	$1.27	$4.23	$3.53
Diluted – pro forma	$1.37	$1.20	$4.07	$3.36

Derivative Instruments and Hedging Activities

The Corporation uses derivative instruments, including swaps, forward contracts and options to manage certain foreign currency and interest rate exposures. Derivative instruments are viewed as risk management tools by the Corporation and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

At September 30, 2004 and December 31, 2003, the fair value of derivatives recorded as assets was $127 million and $162 million, respectively, and the fair value of derivatives recorded as liabilities was $28 million and $56 million, respectively. Of the amount recorded in shareowners’ equity, a $53 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended September 30, 2004 were immaterial. All open derivative contracts accounted for as cash flow hedges mature by April 2009.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Non-Shareowners’ Changes in Equity

Non-shareowners’ changes in equity include all changes in equity during a period except changes resulting from investments by and distributions to shareowners. A summary of the non-shareowners’ changes in equity is provided below.

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2004	2003	2004	2003
Foreign currency translation, net	$100	$26	$36	$358
Unrealized holding gain on marketable equity securities, net	(3)	7	58	26
Cash flow hedging gain (loss), net	16	6	(7)	60

	$113	$39	$87	$444

Inventories and Contracts in Progress

In Millions	September 30, 2004	December 31, 2003
Inventories consist of the following:
Raw materials	$810	$743
Work-in-process	1,190	1,118
Finished goods	2,309	2,221
Contracts in progress	2,553	2,363

	6,862	6,445
Less:
Progress payments, secured by lien, on U.S. Government contracts	(94)	(110)
Billings on contracts in progress	(2,146)	(1,915)

	$4,622	$4,420

Acquisitions, Goodwill and Other Intangible Assets

During the first nine months of 2004, the Corporation’s investment in businesses was $341 million, including $132 million in the third quarter of 2004, primarily for acquisitions by Carrier, Chubb, Sikorsky and Otis. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method and have been included in the Consolidated Statement of Operations beginning on the effective date of the acquisition.

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

The Corporation’s goodwill balances at September 30, 2004 were as follows:

In Millions	Otis	Carrier	Chubb	Pratt & Whitney	Flight Systems	Total Segments	Eliminations and other	Total
Balance as of January 1, 2004	$911	$2,059	$2,096	$462	$3,807	$9,335	$(6)	$9,329
Goodwill resulting from business combinations completed or finalized	4	69	202	10	8	293	—	293
Foreign currency translation and other	24	2	3	3	6	38	6	44

Balance as of September 30, 2004	$939	$2,130	$2,301	$475	$3,821	$9,666	$—	$9,666

The increase in goodwill of $337 million for the nine months ended September 30, 2004 was due primarily to the finalization of purchase accounting at Chubb, acquisitions by Carrier and Chubb, and foreign currency translation. Estimated costs relating to restructuring actions that directly impact Chubb’s operations and employees were $162 million through September 30, 2004, including $98 million recorded in the third quarter of 2004, and were accounted for as purchase accounting adjustments. Approximately half of the restructuring was related to severance with the remainder related to asset write-downs and other facility exit costs.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Identifiable intangible assets are recorded in “Other assets” in the Condensed Consolidated Balance Sheet. Amortized intangible assets are comprised of:

	September 30, 2004		December 31, 2003
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets
Purchased service contracts	$930	$(314)	$894	$(275)
Patents and trademarks	206	(40)	197	(34)
Other, principally customer relationships	642	(103)	581	(51)

	$1,778	$(457)	$1,672	$(360)

The increase in purchased service contracts was due primarily to the acquisition of service portfolios at Otis. The increase in “other” was due primarily to $28 million from acquisitions at Carrier and $27 million from the acquisition of monitoring lines by Chubb, including $9 million in the third quarter, partially offset by the finalization of purchase accounting at Chubb.

Amortization of intangible assets for the quarter and nine-month periods ending September 30, 2004 was $35 million and $98 million, respectively, compared with $24 million and $53 million for the same periods of 2003. Amortization of these intangible assets for 2004 through 2008 is expected to approximate $120 million per year.

Intangible assets determined to have indefinite lives, primarily the Chubb trademark, amounted to $551 million and $583 million at September 30, 2004 and December 31, 2003, respectively, and are not amortized. The decrease during the period was primarily related to the finalization of purchase accounting at Chubb.

Accrued Liabilities

In Millions	September 30, 2004	December 31, 2003
Accrued salaries, wages and employee benefits	$1,347	$1,291
Advances on sales contracts	1,672	1,543
Service and warranty	476	534
Service billings	510	265
Income taxes payable	513	521
Accrued restructuring costs	348	100
Other	2,899	2,817

	$7,765	$7,071

In the first nine months of 2004, the Corporation has reclassified approximately $626 million of prior year amounts from inventory to accrued liabilities, primarily related to billings on contracts in progress, to conform to the current year presentation.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

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

The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2004 are as follows:

In Millions
Balance as of January 1, 2004	$1,161
Warranties and performance guarantees issued	339
Settlements made	(324)
Other	(8)

Balance as of September 30, 2004	$1,168

Restructuring

During the first nine months of 2004, the Corporation recorded net pre-tax restructuring and related charges totaling $473 million for new and ongoing restructuring actions. These charges include $259 million recorded in the first quarter, $156 million recorded in the second quarter, and $58 million recorded in the third quarter. During the first nine months of 2004, the Corporation recorded charges in the segments as follows: Otis $117 million, Carrier $202 million, Pratt & Whitney $97 million, Flight Systems $43 million and Eliminations and other $14 million. The charges include $414 million in cost of sales, $49 million in selling, general and administrative expenses and $10 million in other income. As described below, these charges relate to actions initiated during 2004 and 2003.

2004 Actions During the first nine months of 2004, the Corporation initiated restructuring actions relating to ongoing cost reduction efforts, including global workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and various Pratt & Whitney facilities, including a Space Propulsion facility located in San Jose, California. During the first nine months of 2004, net pre-tax restructuring and related charges, totaling $392 million, included $335 million recorded in cost of sales, $47 million in selling, general and administrative expenses and $10 million in other income.

The 2004 actions that have occurred during the first nine months of the year resulted in net workforce reductions of approximately 2,600 employees and the exiting of 397,000 square feet of facilities. The majority of the remaining workforce and facility related cost reductions are targeted for completion during 2004 and 2005.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The following table summarizes the accrual balances and utilization by cost type for the 2004 programs:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended September 30, 2004
Restructuring accruals at June 30, 2004	$157	$—	$19	$176
Net pre-tax restructuring charges	8	9	27	44
Utilization	(20)	(9)	(27)	(56)

Restructuring accruals at September 30, 2004	$145	$—	$19	$164

The following table summarizes expected, incurred and remaining costs for the 2004 programs by type:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$229	$71	$222	$522
Costs incurred – quarter ended March 31, 2004	(155)	(20)	(41)	(216)
Costs incurred – quarter ended June 30, 2004	(51)	(42)	(39)	(132)
Costs incurred – quarter ended September 30, 2004	(8)	(9)	(27)	(44)

Remaining costs at September 30, 2004	$15	$—	$115	$130

The following table summarizes expected, incurred and remaining costs for the 2004 programs by segment:

In Millions	Otis	Carrier	Pratt & Whitney	Flight Systems	Eliminations and other	Total
Expected costs	$109	$172	$164	$63	$14	$522
Costs incurred – quarter ended March 31, 2004	(56)	(82)	(51)	(21)	(6)	(216)
Costs incurred – quarter ended June 30, 2004	(32)	(53)	(23)	(17)	(7)	(132)
Costs incurred – quarter ended September 30, 2004	(8)	(9)	(22)	(4)	(1)	(44)

Remaining costs at September 30, 2004	$13	$28	$68	$21	$—	$130

2003 Actions During the first nine months of 2004, the Corporation recorded net pre-tax restructuring and related charges of $81 million for actions initiated during 2003. The charges relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s Syracuse, New York-based container refrigeration and compression manufacturing operations and Otis’ Bloomington, Indiana-based manufacturing, distribution and field tool operations. The charges included $79 million recorded in cost of sales and $2 million in selling, general and administrative expenses.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

As of September 30, 2004, net workforce reductions of approximately 3,900 employees have been completed and 920,000 square feet of facilities have been exited since the actions were initiated. The balance of the remaining workforce and facility related cost reduction actions are targeted for completion through early 2005.

The following table summarizes the accrual balances and utilization by cost type for the 2003 programs:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended September 30, 2004
Restructuring accruals at June 30, 2004	$44	$—	$5	$49
Net pre-tax restructuring charges	1	—	13	14
Utilization	(15)	(—)	(10)	(25)

Restructuring accruals at September 30, 2004	$30	$—	$8	$38

The following table summarizes expected, incurred and remaining costs for the 2003 programs by type:

In Millions	Severance	Asset Write- downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$178	$8	$108	$294
Costs incurred – through December 31, 2003	(150)	(8)	(41)	(199)
Costs incurred – quarter ended March 31, 2004	(16)	(—)	(27)	(43)
Costs incurred – quarter ended June 30, 2004	(9)	(—)	(15)	(24)
Costs incurred – quarter ended September 30, 2004	(1)	(—)	(13)	(14)

Remaining costs at September 30, 2004	$2	$—	$12	$14

The following table summarizes expected, incurred and remaining costs for the 2003 programs by segment:

In Millions	Otis	Carrier	Pratt & Whitney	Flight Systems	Eliminations and other	Total
Expected costs	$98	$130	$29	$27	$10	$294
Costs incurred – through December 31, 2003	(71)	(65)	(27)	(26)	(10)	(199)
Costs incurred – quarter ended March 31, 2004	(12)	(31)	(—)	(—)	(—)	(43)
Costs incurred – quarter ended June 30, 2004	(6)	(18)	(—)	(—)	(—)	(24)
Costs incurred – quarter ended September 30, 2004	(3)	(9)	(1)	(1)	(—)	(14)

Remaining costs at September 30, 2004	$6	$7	$1	$—	$—	$14

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Contingent Liabilities

As previously disclosed, the European Commission’s competition directorate (the “Commission”) conducted inspections earlier this year at offices of the Corporation’s Otis subsidiary in Berlin, Brussels, Luxembourg and Paris. The inspections relate to the Commission’s ongoing investigation of possible unlawful collusive arrangements involving the elevator and escalator industry in Europe. The Corporation is cooperating fully with the Commission’s investigation. Based on the results of its own internal investigation, the Corporation believes that some Otis employees in limited European locations engaged in activities at a local level in violation of Otis and Corporation policies, and may have violated applicable competition law. It is still too early in the Commission’s investigation for the Corporation to reasonably estimate the range of civil fines to which it would likely be subject. The aggregate amount of such fines, if ultimately imposed, could be material to the Corporation’s operating results for the period in which the liability would be recognized or cash flows for the period in which the fines would be paid. The Corporation does not believe that any such fines would have a material adverse effect on the Corporation’s financial condition, or that the resolution of this matter would have a material adverse effect on Otis’ competitive position.

As previously reported, a qui tam relator filed a complaint in July 1997 against the Corporation and its subsidiary, Norden Systems, Inc., in the U.S. District Court in Connecticut (U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No. 394CV00963) alleging that the Corporation and Norden are liable under the civil False Claims Act for violating U.S. Government rules on accounting for fixed assets. The qui tam relator claimed unspecified damages and penalties. The Government declined to intervene. In February 2003, the District Court granted the Corporation’s motion to dismiss the case for lack of prosecution and the relator appealed. In July 2004, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of the claims against the Corporation, but remanded certain of the claims against Norden back to the District Court for further proceedings. The civil False Claims Act provides for treble damages and penalties of up to $10,000 per false claim submitted to the Government. The number of false claims, if any, implicated by the remaining claims cannot currently be ascertained; however, if determined adversely to Norden, the number could result in significant damages and penalties, which the Corporation might be required to pay. The Corporation believes the claims against Norden are without merit, and intends to continue to defend this matter vigorously.

Carrier Corporation has reached an agreement in principle with the U.S. Environmental Protection Agency (“EPA”) to resolve its current liability at the Puente Valley Operable Unit Superfund Site in California. Under the proposed agreement, Carrier would pay approximately $125,000 and undertake an environmental project for approximately $500,000, in settlement of claims for civil penalties related to alleged noncompliance with an administrative order. The Corporation expects the proposed agreement with the EPA to be finalized in a consent decree subject to approval by the U.S. District Court for the Central District of California, which is expected in the first half of 2005. Management believes that the resolution of this matter will not have a material adverse effect upon the Corporation’s competitive position, financial position or results of operations.

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

U.S. Government

The Corporation is now, and believes that in light of the current government contracting environment it will be, the subject of one or more government investigations. If the Corporation or one of its business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violations of certain environmental or export laws) it could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the Corporation could be fined and debarred from new government contracting for a period generally not to exceed three years. Any contracts found to be tainted by fraud could be voided by the Government.

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

The Corporation has accrued for environmental investigatory, remediation, operating and maintenance costs, performance guarantees and other litigation and claims based on management’s estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material impact on the Corporation’s financial condition, competitive position, results of operations or cash flows.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions (except per share amounts)	2004	2003	2004	2003
Net income	$722	$639	$2,138	$1,773
Less: ESOP Stock dividends	—	(8)	—	(24)

Basic earnings	722	631	2,138	1,749
ESOP Stock adjustment	—	7	—	22

Diluted earnings	$722	$638	$2,138	$1,771

Average shares:
Basic	496	470	497	469
Stock awards	9	8	9	6
ESOP Stock	—	26	—	27

Diluted	505	504	506	502

Earnings per share of Common Stock:
Basic	$1.46	$1.34	$4.30	$3.73
Diluted	$1.43	$1.27	$4.23	$3.53

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Effective January 1, 2004, the Corporation adopted the provisions of the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46”). The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. While the adoption of FIN 46 did not have a material impact on the Corporation’s results of operations, financial condition or cash flows in the third quarter and first nine months of 2004, it did result in the consolidation of certain entities that were previously accounted for under the equity method of accounting under the provisions of EITF 96-16. Adjustments to reconcile segment reporting to consolidated results for the quarters and nine months ended September 30, 2004 and 2003, respectively, are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarter and nine months ended September 30, 2004 and 2003 are as follows:

In Millions	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended September 30,	2004	2003	2004	2003	2004	2003
Otis	$2,245	$1,941	$409	$350	18.2%	18.0%
Carrier	2,678	2,453	313	304	11.7%	12.4%
Chubb	697	416	35	20	5.0%	4.8%
Pratt & Whitney	2,106	1,859	318	281	15.1%	15.1%
Flight Systems	1,647	1,424	224	199	13.6%	14.0%

Total segment	9,373	8,093	1,299	1,154	13.9%	14.3%
Eliminations and other	(34)	(139)	(52)	(55)
General corporate expenses	—	—	(71)	(51)

Consolidated	$9,339	$7,954	$1,176	$1,048

Third quarter 2004 restructuring and related charges totaling $58 million included in consolidated operating profit are as follows: Otis - $11 million, Carrier - $18 million, Pratt & Whitney - $23 million, Flight Systems - $5 million and Eliminations and other - $1 million.

The Corporation recorded restructuring charges of $11 million in the third quarter of 2003, similar in nature to those noted above.

In Millions	Revenues		Operating Profits		Operating Profit Margin
Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003
Otis	$6,568	$5,717	$1,094	$1,000	16.7%	17.5%
Carrier	7,934	7,050	752	818	9.5%	11.6%
Chubb	2,108	416	102	20	4.8%	4.8%
Pratt & Whitney	6,134	5,538	846	826	13.8%	14.9%
Flight Systems	4,662	4,133	609	559	13.1%	13.5%

Total segment	27,406	22,854	3,403	3,223	12.4%	14.1%
Eliminations and other	201	(408)	191	(140)
General corporate expenses	—	—	(205)	(165)

Consolidated	$27,607	$22,446	$3,389	$2,918

Restructuring and related charges for the nine months ended September 30, 2004 totaling $473 million included in consolidated operating profit are as follows: Otis - $117 million, Carrier - $202

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

million, Pratt & Whitney - $97 million, Flight Systems - $43 million and Eliminations and other - $14 million.

In the first nine months of 2003, the Corporation recorded restructuring and related charges, similar in nature to those above, of $44 million in connection with its continuing cost reduction efforts in both the commercial and aerospace segments.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under collaboration agreements are recorded as earned and collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended September 30, 2004 and 2003 was approximately $144 million and $136 million, respectively. For the nine months ended September 30, 2004 and 2003, the approximate collaborator share of revenue was $448 million and $395 million, respectively.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

With respect to the unaudited condensed consolidated financial information of United Technologies Corporation for the quarters and nine months ended September 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 26, 2004, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REG ISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners of

  United Technologies Corporation

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its consolidated subsidiaries as of September 30, 2004, and the related condensed consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003. This interim financial information is the responsibility of the Corporation’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Hartford, Connecticut

October 26, 2004

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Finan cial Condition and Results of Operations

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

As worldwide businesses, the Corporation’s operations are affected by global and regional industry, economic and political factors. However, the Corporation’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on its consolidated results. Good economic conditions have led to improvements in heating, ventilating and air conditioning (“HVAC”) and elevator markets, which together with improvements in the commercial aerospace aftermarket have contributed positively to the Corporation’s results in the first nine months of 2004. In addition, the defense portion of the Corporation’s aerospace businesses is affected by changes in market demand and the global political environment. The Corporation’s participation in long-term production and development programs for the U.S. Government has contributed positively to the Corporation’s results in the first nine months of 2004 and is expected to continue to contribute to results for the remainder of 2004, but at flat to lower levels than in 2003. During the first nine months of 2004, foreign currency translation contributed positively to the Corporation’s consolidated results, primarily driven by the strengthening of the euro in relation to the U.S. dollar. In addition, the Corporation continues to pursue investment opportunities in China.

Sikorsky, in a joint venture arrangement with Boeing, received notice in February 2004 of the U.S. Army’s (the “Army”) intent to terminate the RAH-66 Comanche helicopter program and reallocate funds to restructure and revitalize Army aviation programs to meet current and future needs. A partial Termination for Convenience notice was issued effective March 19, 2004. A limited number of selected technologies are being continued in order to facilitate the transfer of Comanche technology to other programs. In the second quarter of 2004, the Corporation announced the planned closure of its Comanche facility and initiated other cost reduction actions as a result of the program termination. In the third quarter of 2004, the Boeing Sikorsky Joint Venture and U.S. Army agreed to a contract modification that revised and capped program funding levels and established additional contract performance incentives related to the contract termination. The Corporation does not expect the Comanche program termination and the related cost reduction actions to have a material adverse impact on the Corporation’s results of operations, financial condition or cash flows.

The Corporation’s products and services are regulated by strict safety and performance standards, particularly in the commercial engine business. Compliance with these standards along with the

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

competitive dynamics of the commercial airline business can create uncertainty regarding the profitability of commercial engine programs.

Continued commercial airline financial distress, uncertainty in the global economic recovery and changes in commodity prices, interest rates and foreign currency exchange rates create uncertainties that could impact the Corporation’s earnings outlook for the remainder of 2004.

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

The Corporation has exposures related to tax filings in the ordinary course of business. The Corporation periodically assesses its liabilities and contingencies for all tax years under audit based upon the latest information available. For those matters where it is probable that an adjustment will be asserted, the Corporation has recorded its best estimate of tax liability (including related interest charges) in its consolidated financial statements. In the second quarter of 2004, the Corporation settled open claims and other disputed items related to its 1986 to 1993 U.S. Federal tax audits as further described in “Results of Continuing Operations” below. The IRS is currently auditing the Corporation’s 1994 to 1999 Federal tax returns and the Corporation currently expects the examination phase of these audits to be completed in 2005. Timing of final settlement of these periods is contingent upon resolution of any disputed issues that may arise from the examination.

There have been no significant changes in the Corporation’s critical accounting estimates during the first nine months of 2004.

RESULTS OF CONTINUING OPERATIONS

Consolidated revenues were $9,339 million in the third quarter of 2004, an increase of $1,385 million (17%) when compared to the same period of 2003 and $27,607 million for the nine-month period of 2004, a $5,161 million (23%) increase when compared to the same period of 2003. The third quarter and nine-month period increases reflect revenue contributed from acquisitions (5% and 9%, respectively), primarily Chubb, and the favorable impact of foreign currency translation (3% in both periods), primarily resulting from the continued strength of the euro in relation to the U.S. dollar. The increases also reflect revenue growth at Otis and Carrier and increased commercial aerospace volume at Pratt & Whitney and in the Flight Systems segment.

Financing revenues and other income, net, increased $12 million in the third quarter of 2004 and $337 million for the first nine months of 2004, when compared to the same periods of 2003. The nine-month increase primarily reflects approximately $125 million of pretax interest income associated with the favorable settlement of claims and other disputed items related to the 1986 to 1993 U.S. Federal tax audits and a $250 million payment from DaimlerChrysler in January 2004. In consideration for this payment, the Corporation released DaimlerChrysler from certain commitments previously made in support of MTU Aero Engines GmbH.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Gross margin as a percentage of sales decreased 1.0 percentage point and 1.2 percentage points in the third quarter and nine-month period of 2004, respectively, when compared to the same periods of 2003. The decreases were due primarily to $57 million and $414 million of restructuring charges in the third quarter and first nine months of 2004, respectively, and the impact of increased commodity costs in 2004, primarily at Carrier and Otis, which reduced gross margin by approximately $50 million and $100 million in the third quarter and first nine months of 2004.

The Corporation’s research and development spending includes both company and customer funded programs. Total research and development spending for the Corporation increased $41 million (6%) to $744 million in the third quarter of 2004 compared to the same period of 2003 and increased $230 million (12%) to $2,182 million in the first nine months of 2004 compared to the same period of 2003.

Company-funded research and development spending increased $36 million (14%) and $141 million (18%) in the third quarter and first nine months of 2004, respectively, when compared to the same periods of 2003. Approximately two-thirds of the third quarter and nine-month increases are due primarily to increases at Pratt & Whitney, reflecting in part, a technology funding agreement at Pratt & Whitney Canada entered into in the first quarter of 2003 and increased spending on commercial engine research and development programs in 2004. As a percentage of sales, research and development was 3.2% in the third quarter and 3.4% in the first nine months of 2004, compared to 3.3% and 3.5% in the same periods of 2003. Company-funded research and development spending is subject to the variable nature of program development schedules.

In addition to company-funded programs, costs related to customer funded research and development programs were $448 million and $1.27 billion in the third quarter and first nine months of 2004, respectively, as compared to $443 million and $1.18 billion for the same periods of 2003. The third quarter and nine-month increases are due primarily to costs associated with the Comanche termination at Sikorsky, which were largely offset by lower costs associated with Pratt & Whitney’s Joint Strike Fighter program. Customer funded research and development costs are expensed as incurred and are recorded as a component of cost of products sold.

Company-funded research and development spending for the full year of 2004 is expected to increase by approximately $200 million from 2003. Combined company and customer funded research and development spending is expected to be slightly higher than 2003.

Selling, general and administrative expenses increased $137 million (15%) and $709 million (28%) in the third quarter and first nine months of 2004, respectively, when compared to the same periods of 2003. The third quarter and nine-month increases were due primarily to the acquisition of Chubb (6% and 16%, respectively) and the remainder due primarily to foreign currency translation at Carrier and Otis. The nine-month results include 2004 restructuring charges of $49 million (2%). As a percentage of sales, these expenses were 11.6% and 12.1% for the quarter and nine months ended September 30, 2004 compared to 11.8% and 11.5% for the same periods of 2003.

Interest expense decreased $6 million (6%) and $12 million (4%) in the third quarter and first nine months of 2004, respectively, when compared to the same periods of 2003, reflecting lower average short-term borrowings.

The effective income tax rate for the third quarter and first nine months of 2004 was 28.0% and 25.9%, respectively, compared to 28% for the comparable periods in 2003. In the second quarter, the Corporation reached settlement with the IRS and obtained final review by the U.S. Congress Joint Committee on Taxation related to claims and other disputed items related to the 1986 to 1993 U.S. Federal tax audits. The settlement resulted in an approximate $80 million reduction in tax expense and approximately $125 million in pretax interest income, referred to above, both of which were recorded in the quarter ended June 30, 2004. The Corporation expects its effective tax rate to approximate 28% in

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

the fourth quarter of 2004. However, the Corporation’s effective tax rate is dependent upon many factors and may vary in future periods. The Corporation is currently evaluating the provisions of the American Jobs Creation Act and its potential impact on the Corporation’s effective tax rate.

The effective tax rate in the fourth quarter of 2003 was 24.3% and was favorably impacted by a $448 million tax loss associated with the sale of a non-core business of Carrier. The tax loss was attributable to a worthless stock deduction relating primarily to a diminution in value of certain assets of International Comfort Products, USA (“ICP, USA”) and other events that fixed the loss in 2003, including transfer of substantially all of the heating and cooling assets, trade names and trademarks of ICP, USA to Carrier and the subsequent sale of ICP, USA and its remaining non-core business to a third party. The decrease in value, beginning in 2002 and continuing into 2003, was the result of many factors, the more significant of which were the overall decline in industry conditions, deteriorating pricing, and the loss of a key customer.

The third party sale of the ICP, USA assets did not result in a significant loss for financial accounting purposes because the book value and fair value of the assets were about equal. There was no impairment charge under FAS 142 “Goodwill and Intangible Assets” because the ICP, USA business was included in one of the reporting units within the Carrier segment and the evaluation of that reporting unit did not result in an impairment charge.

Net income and diluted earnings per share increased $83 million (13%) and $.16 (13%), respectively, in the third quarter of 2004 when compared with the same period of 2003 and $365 million (21%) and $.70 (20%), respectively, in the first nine months of 2004 when compared with the same period of 2003.

Restructuring

During the first nine months of 2004, the Corporation recorded net pre-tax restructuring and related charges totaling $473 million for new and ongoing restructuring actions. These charges include $259 million recorded in the first quarter, $156 million recorded in the second quarter, and $58 million recorded in the third quarter. During the first nine months of 2004, the Corporation recorded charges in the segments as follows: Otis $117 million, Carrier $202 million, Pratt & Whitney $97 million, Flight Systems $43 million and Eliminations and other $14 million. The charges include $414 million in cost of sales, $49 million in selling, general and administrative expenses and $10 million in other income. As described below, these charges relate to actions initiated during 2004 and 2003.

2004 Actions During the first nine months of 2004, the Corporation initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and various Pratt & Whitney facilities, including a Space Propulsion facility located in San Jose, California. During the first nine months of 2004, net pre-tax restructuring and related charges, totaling $392 million, included $335 million recorded in cost of sales, $47 million in selling, general and administrative expenses and $10 million in other income. These charges were recorded in the Corporation’s segments as follows: Otis $96 million, Carrier $144 million, Pratt & Whitney $96 million, Flight Systems $42 million and Eliminations and other $14 million. These charges included $214 million for severance and related employee termination costs, $71 million for asset write-downs, including impairments, largely related to manufacturing assets and exiting facilities that will no longer be utilized, and $107 million for facility exit and lease termination costs.

The 2004 actions are expected to result in net workforce reductions of approximately 4,500 hourly and salaried employees, the exiting of approximately 5.0 million square feet of facilities and the disposal of assets associated with the exited facilities. Approximately 60% of the total pre-tax charge will require cash payments, which will be primarily funded by cash generated from operations. The

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Corporation had pre-tax cash outflows related to the 2004 programs of approximately $17 million, $38 million, and $29 million during the first, second and third quarters of 2004, respectively. Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $210 million annually. As of September 30, 2004, net workforce reductions of approximately 2,600 employees have been completed and 397,000 square feet of facilities have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion in 2004 and 2005. A significant portion of the remaining square footage to be eliminated under the 2004 actions relates to facilities at Carrier, Otis and Pratt & Whitney. Additional restructuring and related charges of $130 million are expected to be incurred to complete these actions, primarily in 2004 and 2005. As of September 30, 2004, approximately $145 million of severance and related costs and $19 million of facility exit and lease termination accruals remain.

2003 Actions During the first nine months of 2004, the Corporation recorded net pre-tax restructuring and related charges of $81 million for actions initiated in 2003. These charges relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s Syracuse, New York–based container refrigeration and compressor manufacturing operations and Otis’ Bloomington, Indiana-based manufacturing, distribution and field tool operations. The charges included $79 million recorded in cost of sales and $2 million in selling, general and administrative expenses. These charges were recorded in the Corporation’s segments as follows: Otis $21 million, Carrier $58 million, Pratt & Whitney $1 million and Flight Systems $1 million. The charges included $26 million for severance and related employee termination costs and $55 million for facility exit and lease termination costs.

The 2003 actions are expected to result in net workforce reductions of approximately 4,200 hourly and salaried employees, the exiting of approximately 1.9 million square feet of facilities and the disposal of assets associated with the exited facilities. Approximately 60% of the total pre-tax charge will require cash payments, which will be primarily funded by cash generated from operations. The Corporation had pre-tax cash outflows of approximately $30 million, $31 million and $19 million related to the 2003 programs during the first quarter, second quarter and third quarter, respectively. Savings are expected to increase over a two-year period resulting in recurring pre-tax savings of approximately $165 million annually. As of September 30, 2004, net workforce reductions of approximately 3,900 employees have been completed and 920,000 square feet of facilities have been exited. The balance of the remaining workforce and facility related cost reduction actions are targeted for completion through early 2005. The remaining square footage to be eliminated under the 2003 actions relates to Carrier and Otis facilities. Additional restructuring and related charges of $14 million are expected to be incurred to complete these actions through early 2005. As of September 30, 2004, approximately $30 million of severance and related costs and $8 million of facility exit and lease termination accruals remain.

Additional 2004 Actions

The Corporation expects to incur approximately $50 million of additional restructuring costs in the fourth quarter of 2004 related to previously announced restructuring actions. The Corporation expects that total restructuring costs in 2004 will exceed the first quarter contract related gain and second quarter tax settlement.

The Corporation may initiate additional restructuring actions during the fourth quarter of 2004 through its continuing cost reduction efforts. No specific plans for significant new actions have been finalized at this time. The Corporation also anticipates recognizing a gain in the fourth quarter of 2004 resulting from the divestiture of a minority investment. If this gain is realized, restructuring actions are expected to be initiated approximating the amount of the gain.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Segment Review

Revenues, operating profits and operating profit margins of the Corporation’s principal segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. As discussed in the Notes to the Condensed Consolidated Financial Statements, for certain of these subsidiaries, minority shareholders have rights, which overcome the presumption of control. In the Corporation’s consolidated results, these subsidiaries are accounted for using the equity method of accounting. As a result of the adoption of FIN 46, certain of these subsidiaries are now consolidated. Adjustments to reconcile segment reporting for the quarters and nine-month periods ended September 30, 2004 and 2003 are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarters and nine months ended September 30, 2004 and 2003 are as follows:

In Millions Quarter Ended September 30,	Revenues		Operating Profits		Operating Profit Margin
	2004	2003	2004	2003	2004	2003
Otis	$2,245	$1,941	$409	$350	18.2%	18.0%
Carrier	2,678	2,453	313	304	11.7%	12.4%
Chubb	697	416	35	20	5.0%	4.8%
Pratt & Whitney	2,106	1,859	318	281	15.1%	15.1%
Flight Systems	1,647	1,424	224	199	13.6%	14.0%

Total segment	9,373	8,093	1,299	1,154	13.9%	14.3%
Eliminations and other	(34)	(139)	(52)	(55)
General corporate expenses	—	—	(71)	(51)

Consolidated	$9,339	$7,954	$1,176	$1,048

Third quarter 2004 restructuring and related charges included in consolidated operating profit totaling $58 million are as follows: Otis - $11 million, Carrier - $18 million, Pratt & Whitney - $23 million, Flight Systems - $5 million and Eliminations and other - $1 million.

The Corporation recorded restructuring charges of $11 million in the third quarter of 2003, similar in nature to those noted above.

In Millions Nine Months Ended September 30,	Revenues		Operating Profits		Operating Profit Margin
	2004	2003	2004	2003	2004	2003
Otis	$6,568	$5,717	$1,094	$1,000	16.7%	17.5%
Carrier	7,934	7,050	752	818	9.5%	11.6%
Chubb	2,108	416	102	20	4.8%	4.8%
Pratt & Whitney	6,134	5,538	846	826	13.8%	14.9%
Flight Systems	4,662	4,133	609	559	13.1%	13.5%

Total segment	27,406	22,854	3,403	3,223	12.4%	14.1%
Eliminations and other	201	(408)	191	(140)
General corporate expenses	—	—	(205)	(165)

Consolidated	$27,607	$22,446	$3,389	$2,918

Restructuring and related charges for the nine months ended September 30, 2004 included in consolidated operating profit totaling $473 million are as follows: Otis - $117 million, Carrier - $202

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

million, Pratt & Whitney - $97 million, Flight Systems - $43 million and Eliminations and other - $14 million.

In the first nine months of 2003, the Corporation recorded restructuring and related charges, similar in nature to those above, of $44 million in connection with its continuing cost reduction efforts in both the commercial and aerospace segments.

Otis revenues increased $304 million (16%) and $851 million (15%) in the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003, reflecting growth in all geographic regions. The third quarter and nine month increases also reflect the favorable impact of foreign currency translation (5% and 7%, respectively), the impact of acquisitions (2% in both periods) and volume growth within the business (9% and 6%, respectively).

Otis operating profits increased $59 million (17%) and $94 million (9%) in the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003. These increases reflect profit improvement at constant currency, primarily in Europe and Asia, the favorable impact of foreign currency translation (5% and 8%, respectively), partially offset by restructuring charges of $11 million (3%) and $117 million (12%), respectively.

Carrier revenues increased $225 million (9%) and $884 million (13%) in the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003. All businesses reported year over year revenue growth with North American HVAC, transport refrigeration, Asia and Europe contributing approximately 70% and 75% of the overall growth in the third quarter and first nine months of 2004, respectively. Volume growth in Asia was strong in the third quarter while growth in the North American HVAC slowed in the third quarter, due largely to cooler weather in the summer selling season. In addition, growth in the container business has slowed compared to 2003 levels. The favorable impact of foreign currency translation increased revenues by approximately 2% and 3%, respectively, in the third quarter and first nine months of 2004 compared to the same periods in 2003.

Carrier operating profits increased $9 million (3%) and decreased $66 million (8%) in the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003. Third quarter profit improvements from higher volume and factory productivity (12%), primarily in the transport refrigeration and European businesses, were more than offset by higher commodity costs (12%) and restructuring ($18 million or 6%). The nine-month results reflect profit improvements attributable to higher volumes in North American HVAC, transport refrigeration and European businesses (22%) offset by restructuring charges of $202 million (25%) and higher commodity costs (9%). The favorable impact of foreign currency translation increased operating profits by approximately 3% and 4%, respectively in the third quarter and first nine months compared to the same periods in 2003.

Chubb revenues and operating profits were $697 million and $35 million, respectively, for the quarter ended September 30, 2004 and $2,108 million and $102 million, respectively, for the nine months ended September 30, 2004. Approximately 80% of the reported revenues and operating profit in the third quarter and nine months ended September 30, 2004 were contributed by fire and security services in Australia, the United Kingdom and Continental Europe.

Pratt & Whitney revenues increased $247 million (13%) and $596 million (11%) in the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003. The third quarter and nine-month increase reflects higher commercial aerospace revenues (10% in both periods) due primarily to higher commercial aftermarket volume and higher engine shipments at Pratt & Whitney Canada. The third quarter and nine-month results also reflect relatively flat military aerospace revenues.

Pratt & Whitney operating profits increased $37 million (13%) and $20 million (2%) in the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003. The third

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

quarter and nine month increase is due primarily to higher commercial aerospace profits (26% and 30%, respectively), due primarily to higher volume at Pratt & Whitney Canada and higher volume, cost reduction and productivity in the commercial aftermarket business, partially offset by restructuring charges (8% and 12% respectively) and higher company-funded research and development spending (8% and 12%, respectively). The nine-month increase also reflects costs associated with the collaboration accounting litigation matter (5%) recorded in the first quarter of 2004.

Flight Systems revenues increased $223 million (16%) and $529 million (13%) in the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003. The third quarter and nine-month results reflect higher original equipment sales at both Hamilton Sundstrand and Sikorsky (11% and 7%, respectively), including Comanche termination revenues. The increases are also attributable to higher Hamilton industrial revenues (3% and 2%, respectively) and higher commercial aftermarket revenues at both Hamilton Sundstrand and Sikorsky (2% and 4%, respectively).

Flight Systems operating profits increased $25 million (13%) and $50 million (9%) in the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003. The third quarter and nine-month increases primarily reflect an increase in aftermarket profits at both Sikorsky and Hamilton Sundstrand (10% and 16%, respectively) and higher Hamilton industrial profits (3% in both periods). The nine-month increase was partially offset by restructuring charges of $43 million (8%), primarily at Hamilton Sundstrand.

Eliminations and other revenues and operating profits were $(34) million and $(52) million, respectively in the third quarter of 2004 and $201 million and $191 million, respectively, for the first nine months of 2004. The third quarter operating profit includes estimated costs of approximately $35 million associated with an ongoing legal matter substantially offset by the favorable resolution of an environmental matter related to an inactive operation. The revenue and operating profit for the first nine months of 2004 also reflect the one-time gain of $250 million from the settlement with DaimlerChrysler in the first quarter of 2004 and approximately $125 million of pretax interest income associated with the second quarter 2004 settlement of claims and other disputed items related to the 1986 to 1993 U.S. Federal tax audits.

LIQUIDITY AND FINANCIAL CONDITION

Management assesses the Corporation’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, investments in businesses, dividends, Common Stock repurchases, pension funding, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.

In Millions	September 30, 2004	December 31, 2003	September 30, 2003

Cash and cash equivalents	$2,340	$1,623	$1,421
Total debt	5,059	5,301	5,456
Net debt (total debt less cash)	2,719	3,678	4,035
Shareowners’ equity	13,038	11,707	10,119
Total capitalization (debt plus equity)	18,097	17,008	15,575
Net capitalization (debt plus equity less cash)	15,757	15,385	14,154
Debt to total capitalization	28%	31%	35%
Net debt to net capitalization	17%	24%	29%

Net cash flows provided by operating activities increased $764 million in the first nine months of 2004 compared to the corresponding period in 2003, due primarily to improved operating performance in the first nine months of 2004 compared to the same period in 2003, a $250 million payment from the

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

settlement with DaimlerChrysler in the first quarter of 2004 and $153 million lower total global pension contributions in 2004.

Cash used in investing activities decreased $786 million in the first nine months of 2004 compared with the same period of 2003, primarily reflecting approximately $900 million of cash spending for the Chubb acquisition in July 2003 and lower customer financing funding, partially offset by higher capital expenditures in 2004. Cash spending for investments in businesses for the first nine months of 2004 was $341 million, including $132 million in the third quarter, primarily for acquisitions at Carrier, Chubb, Sikorsky and Otis. Capital expenditures for the full year 2004 are expected to increase and approximate 90% of current year depreciation levels.

On October 1, 2004, Carrier completed the acquisition of Linde AG’s Refrigeration division (“Linde”) for approximately 325 million euros ($390 million), including estimated debt upon closing. Linde, a commercial refrigeration business headquartered in Germany, has annual sales of approximately $1 billion. Its operations include manufacturing facilities in Europe, Asia and South America. The final purchase price of Linde is subject to many factors, including finalization of the valuation of certain assets and liabilities, and integration investments necessary to leverage scale across complementary refrigeration product platforms and geographies. These investments may also require considerations regarding the level of vertical integration and focusing of the business operations.

The Corporation expects total investments in businesses for the full year 2004 to approximate $1 billion, including debt assumed. However, actual acquisition spending may vary depending upon the timing and availability of appropriate acquisition opportunities.

On October 21, 2004, the Corporation announced that it had received U.S. antitrust clearance to acquire up to 30 percent of the shares of Kidde plc, a U.K.-based provider of fire safety and detection equipment. The Corporation also confirmed that Kidde had rejected the Corporation’s proposal for a cash offer of up to 160 U.K. pence per share, subject to due diligence, for all of the shares of Kidde. The Corporation currently holds 21.875 million shares (2.6 percent) of Kidde’s approximately 843.2 million outstanding shares. While the Corporation also confirmed that it is considering whether to proceed, there can be no certainty as to whether an offer will be made or the value of any offer or whether the Corporation will increase or retain its ownership of Kidde shares. Further events are subject to important uncertainties, including the ability to obtain satisfactory due diligence, the degree of interest among Kidde shareholders, changes in economic conditions and required regulatory approvals.

Customer financing activity was a net use of cash of $94 million in the first nine months of 2004 compared with a $223 million net use of cash in the first nine months of 2003, reflecting lower customer generated financing requirements. While the Corporation expects that 2004 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. The Corporation had financing and rental commitments of approximately $1.3 billion and $1.2 billion related to commercial aircraft at September 30, 2004 and December 31, 2003, respectively. The Corporation may also arrange for third-party investors to assume a portion of its commitments.

Net cash flows used in financing activities increased $101 million in the first nine months of 2004 compared with the same period of 2003. The increase reflects higher share repurchases and dividend payments partially offset by higher stock option exercises and lower debt repayments, following the 2003 repayment of debt assumed in the Chubb acquisition. In September 2004, the Corporation filed a shelf registration statement with the Securities and Exchange Commission, which, together with existing registration statements, allows the Corporation to issue up to $2 billion of additional debt and equity securities.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The Corporation repurchased $688 million of Common Stock, representing approximately 7.8 million shares, in the first nine months of 2004 under previously announced share repurchase programs. In October 2002, the Corporation announced that the Board of Directors authorized the repurchase of up to 30 million shares. The authorization replaced the previous share repurchase authority. At September 30, 2004 approximately 11.7 million shares remain available for repurchase under the authorized program. The Corporation expects total share repurchases in 2004 to be at least $900 million; however, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a use of the Corporation’s cash flows and is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs.

The funded status of the Corporation’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The Corporation can contribute cash to its plans at its discretion and made $559 million of voluntary cash contributions to its global pension plans during the first nine months of 2004. The Corporation expects total voluntary contributions to its global pension plans in 2004 to be at least $700 million.

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

Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future. Although variations in acquisition spending could cause changes in debt-to-capital levels, management anticipates that the year-end 2004 debt-to-capital level will be slightly lower than the year-end 2003 level.

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

There has been no significant change in the Corporation’s exposure to market risk during the first nine months of 2004. For discussion of the Corporation’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Corporation’s Annual Report incorporated by reference in Form 10-K for the calendar year 2003.

Item 4.	Controls and Procedures

As of the end of the quarter ended September 30, 2004, management, including the Corporation’s Chief Executive Officer and principal financial officers, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based upon that evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and principal financial officers concluded that the disclosure controls and procedures were effective, in all material

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Corporation’s internal control over financial reporting during the Corporation’s quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

During the first nine months of 2004, the Corporation invested $341 million in the acquisition of businesses. As part of its ongoing integration activities, the Corporation is continuing to incorporate its controls and procedures into these recently acquired businesses.

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

As previously disclosed, the European Commission’s competition directorate (the “Commission”) conducted inspections earlier this year at offices of the Corporation’s Otis subsidiary in Berlin, Brussels, Luxembourg and Paris. The inspections relate to the Commission’s ongoing investigation of possible unlawful collusive arrangements involving the elevator and escalator industry in Europe. The Corporation is cooperating fully with the Commission’s investigation. Based on the results of its own internal investigation, the Corporation believes that some Otis employees in limited European locations engaged in activities at a local level in violation of Otis and Corporation policies, and may have violated applicable competition law. It is still too early in the Commission’s investigation for the Corporation to reasonably estimate the range of civil fines to which it would likely be subject. The aggregate amount of such fines, if ultimately imposed, could be material to the Corporation’s operating results for the period in which the liability would be recognized or cash flows for the period in which the fines would be paid. The Corporation does not believe that any such fines would have a material adverse effect on the Corporation’s financial condition, or that the resolution of this matter would have a material adverse effect on Otis’ competitive position.

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

As previously reported, a qui tam relator filed a complaint in July 1997 against the Corporation and its subsidiary, Norden Systems, Inc., in the U.S. District Court in Connecticut (U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No. 394CV00963) alleging that the Corporation and Norden are liable under the civil False Claims Act for violating U.S. Government rules on accounting for fixed assets. The qui tam relator claimed unspecified damages and penalties. The Government declined to intervene. In February 2003, the District Court granted the Corporation’s motion to dismiss the case for lack of prosecution and the relator appealed. In July 2004, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of the claims against the Corporation, but remanded certain of the claims against Norden back to the District Court for further proceedings. The civil False Claims Act provides for treble damages and penalties of up to $10,000 per false claim submitted to the Government. The number of false claims, if any, implicated by the remaining claims cannot currently be ascertained; however, if determined adversely to Norden, the number could result in significant damages and penalties, which the Corporation might be required to pay. The Corporation believes the claims against Norden are without merit, and intends to continue to defend this matter vigorously.

Carrier Corporation has reached an agreement in principle with the U.S. Environmental Protection Agency (“EPA”) to resolve its current liability at the Puente Valley Operable Unit Superfund Site in California. Under the proposed agreement, Carrier would pay approximately $125,000 and undertake an environmental project for approximately $500,000, in settlement of claims for civil penalties related to alleged noncompliance with an administrative order. The

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Corporation expects the proposed agreement with the EPA to be finalized in a consent decree subject to approval by the U.S. District Court for the Central District of California, which is expected in the first half of 2005. Management believes that the resolution of this matter will not have a material adverse effect upon the Corporation’s competitive position, financial position or results of operations.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3, “Legal Proceedings”, of the Corporation’s Annual Report on Form 10-K for 2003 and Part II, Item 1, “Legal Proceedings”, of the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2004	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
July 1 – July 31	93	$75.21	0	13,916
August 1 – August 31	901	90.17	799	13,117
September 1 – September 30	1,527	92.88	1,394	11,723

Total	2,521	$93.49	2,193	11,723

In October 2002, the Corporation announced that the Board of Directors authorized the repurchase of up to 30 million shares of the Corporation’s Common Stock. Shares may be purchased on the open market, in privately negotiated transactions, or both. The Corporation may also repurchase shares outside of the program in connection with stock swap exercises of employee stock options. Approximately 328 thousand shares were repurchased in non-cash stock swap transactions during the quarter.

Item 6.	Exhibits

(10.1)	Restricted Stock Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).*

(10.2)	Nonqualified Stock Option Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long-Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).*

(10.3)	Restricted Stock Unit Award relating to the United Technologies Corporation Directors’ Restricted Stock/Unit Program (previously filed as Exhibit 10(xiii) to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1992). *

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

(10.4)	Form of Award relating to the United Technologies Corporation Nonemployee Director Stock Option Plan (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1995, as amended by Amendment 1 thereto (previously filed as Exhibit 10(iii)(A)(2) to the Corporation’s Report on Form 10-Q for quarterly period ended June 30, 2000), Amendment 2 thereto (previously filed as Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q for quarterly period ended June 30, 2001), Amendment 3 thereto (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for fiscal year ending December 31, 2001), Amendment 4 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for fiscal year ending December 31, 2002) and Amendment 5 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for fiscal year ending December 31, 2003). *

(10.5)	Recognition Stock Option Program Prospectus and Statement of Award relating to the United Technologies Corporation Employee Stock Option Plan (previously filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, as amended by Amendment 1, filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).*

(10.6)	Continuous Improvement Incentive Program Non-qualified Stock Option and Dividend Equivalent Award Schedule of Terms and Forms of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).*

(10.7)	United Technologies Corporation Executive Leadership Program, amending and restating the United Technologies Corporation Executive Disability, Income Protection and Standard Separation Agreement Plan (previously filed as Exhibit 10 (xii) to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1992) and the following related agreements: Executive Leadership Group Agreement, Executive Leadership Group Perquisite Allowance Account Deferral Agreement and Executive Leadership Group Retirement Agreement.*

(10.8)	Retainer Payment Election Form relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (previously filed as Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K for fiscal year ended 1995, as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q for quarterly period ended June 30, 2000)).*

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*Submitted electronically herewith.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated:	October 27, 2004	By:	/s/ JAMES E. GEISLER
James E. Geisler
Vice President, Finance

Dated:	October 27, 2004	By:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Vice President, Accounting and Control;
Controller

Dated:	October 27, 2004	By:	/s/ WILLIAM H. TRACHSEL
William H. Trachsel
Senior Vice President and General Counsel

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

EXHIBIT INDEX

(10.1)	Restricted Stock Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).*

(10.2)	Nonqualified Stock Option Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long-Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).*

(10.3)	Restricted Stock Unit Award relating to the United Technologies Corporation Directors’ Restricted Stock/Unit Program (previously filed as Exhibit 10(xiii) to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1992). *

(10.4)	Form of Award relating to the United Technologies Corporation Nonemployee Director Stock Option Plan (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1995, as amended by Amendment 1 thereto (previously filed as Exhibit 10(iii)(A)(2) to the Corporation’s Report on Form 10-Q for quarterly period ended June 30, 2000), Amendment 2 thereto (previously filed as Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q for quarterly period ended June 30, 2001), Amendment 3 thereto (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for fiscal year ending December 31, 2001), Amendment 4 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for fiscal year ending December 31, 2002) and Amendment 5 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for fiscal year ending December 31, 2003). *

(10.5)	Recognition Stock Option Program Prospectus and Statement of Award relating to the United Technologies Corporation Employee Stock Option Plan (previously filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, as amended by Amendment 1, filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2003.*

(10.6)	Continuous Improvement Incentive Program Non-qualified Stock Option and Dividend Equivalent Award Schedule of Terms and Forms of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).*

(10.7)	United Technologies Corporation Executive Leadership Program, amending and restating the United Technologies Corporation Executive Disability, Income Protection and Standard Separation Agreement Plan (previously filed as Exhibit 10 (xii) to the Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 1992) and the following related agreements: Executive Leadership Group Agreement, Executive Leadership Group Perquisite Allowance Account Deferral Agreement and Executive Leadership Group Retirement Agreement.*

(10.8)	Retainer Payment Election Form relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (previously filed as Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K for fiscal year ended 1995, as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q for quarterly period ended June 30, 2000)).*

(12)	Statement re: computation of ratio of earnings to fixed charges. *

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

(15)	Letter re: unaudited interim financial information. *

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.