Form 10-K
period 2004-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2005-02-10
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2004 was approximately $46,702,384,420, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 31, 2005, there were 511,778,571 shares of Common Stock outstanding.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Portions of the United Technologies Corporation 2004 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV hereof; and (2) Portions of the United Technologies Corporation Proxy Statement for the 2005 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

UNITED TECHNOLOGIES CORPORATION

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2004

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K For Year Ended December 31, 2004

Whenever reference is made in this Form 10-K to specific sections of UTC’s 2004 Annual Report to Shareowners, those sections are incorporated herein by reference. “UTC”, unless the context requires otherwise, means United Technologies Corporation and its subsidiaries.

PART I

Item 1.	Business

General

United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable to acquisitions and the internal development of existing businesses of UTC. The following description of UTC’s business should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in UTC’s 2004 Annual Report, especially the information contained therein under the heading “Business Environment.”

UTC’s operating units include businesses with operations throughout the world. Otis, Carrier and Chubb serve customers in the commercial and residential property industries worldwide. Carrier also serves commercial, industrial, transport refrigeration and food service equipment customers. Pratt & Whitney, Hamilton Sundstrand and Sikorsky Aircraft primarily serve commercial and government customers in the aerospace industry and also serve customers in industrial markets. For 2004, commercial and industrial revenues generated by UTC (principally Otis, Carrier and Chubb operations) were 64 percent of UTC’s consolidated revenues, and military aerospace and commercial aerospace revenues were each approximately 18 percent of UTC’s total revenues. Revenues for 2004 from outside the United States, including U.S. export sales, were 59 percent of UTC’s total segment revenues.

As worldwide businesses, UTC’s operations can be affected by a variety of economic and other factors, including those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in UTC’s 2004 Annual Report and those described in this section under the heading “Other Matters Relating to UTC’s Business as a Whole.” Each business unit is subject to significant competition from a large number of companies in the United States and other countries, and each competes on the basis of price, delivery schedule, product performance and service.

This Form 10-K and UTC’s quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports will be made available free of charge through the Investor Relations section of UTC’s Internet website (http://www.utc.com) under the headings “Financials”, “SEC Filings” as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Description of Business by Segment

UTC conducts its business through six principal segments: Otis, Carrier, Chubb, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The segments are based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over a range of products and services. UTC is including Hamilton Sundstrand and Sikorsky as separate segments for the first time in this Form 10-K and has included restated segment information for prior periods. Hamilton Sundstrand and Sikorsky were previously described together as the Flight Systems segment. The principal products and services of each segment are as follows:

Otis	—Otis elevators, escalators, moving walkways and service.

Carrier	—Carrier commercial, residential and industrial heating, ventilating and air conditioning (HVAC) systems and equipment, commercial and transport refrigeration, food service equipment, building controls, and energy management and air quality systems, and aftermarket service and components.

Chubb	—Chubb electronic security, fire detection and suppression, monitoring and rapid response systems and service, and security personnel services.

Pratt & Whitney	—Pratt & Whitney commercial, general aviation and military aircraft engines, parts and service, industrial gas turbines and space propulsion.

Hamilton Sundstrand	—Hamilton Sundstrand aerospace products and aftermarket services, including power generation, management and distribution systems, flight, engine and environmental control systems, auxiliary power units and propeller systems, and industrial products, including air compressors, metering devices, fluid handling equipment and gear drives.

Sikorsky	—Sikorsky commercial and military helicopters, aftermarket helicopter and aircraft parts and service.

On December 16, 2004 UTC announced its offer to purchase 100% of the outstanding shares of Kidde plc for approximately $3.0 billion. Kidde is a UK-based provider of fire protection equipment and services with operations in 29 countries. Kidde distributes products and services globally to commercial, industrial, aerospace and retail customers and reported 2003 revenues of approximately $1.5 billion. UTC’s offer is subject to customary conditions, including acceptance of the offer by Kidde shareholders, approval by relevant regulatory agencies and compliance with applicable filing requirements and other regulations. The transaction is expected to close at the end of the first quarter 2005.

Segment financial data for the years 2002 through 2004, including financial information about foreign and domestic operations and export sales, appears in Note 16 of Notes to Consolidated Financial Statements in UTC’s 2004 Annual Report.

Otis

Otis is the world’s largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators for low-, medium- and high-speed applications, as well as a broad line of escalators and moving walkways. In addition to new equipment, Otis provides modernization products to upgrade elevators and escalators as well as maintenance services for a substantial portion of the products that it sells, as well as those of other manufacturers. Otis serves an international customer base, principally in the commercial and residential property industries.

Revenues generated by Otis’ international operations were 79 percent of total Otis segment revenues in each of 2004 and 2003. At December 31, 2004, Otis’ business backlog was $5,611 million as compared to $5,040 million at December 31, 2003. Substantially all the business backlog at December 31, 2004 is expected to be realized as sales in 2005.

Carrier

Carrier is the world’s largest manufacturer and distributor of heating, ventilating and air-conditioning (HVAC) systems, refrigeration and food service equipment, and related controls for residential, commercial, industrial and transportation applications. Carrier also provides aftermarket services and components for the products it sells and those of other manufacturers in both the HVAC and refrigeration industries. The products manufactured by Carrier include chillers and air handling equipment; commercial unitary systems; residential split systems; residential furnaces; duct-free split systems and window air conditioners; transport refrigeration, including container, truck/trailer and bus refrigeration; commercial refrigeration, including display cases, bottle coolers and heat transfer and compressor systems; food service equipment; and building automation and control systems for HVAC and energy management applications. Carrier’s products and services are sold under Carrier and other brand names to building contractors and building owners, homeowners, shipping and trucking companies, supermarkets and food service companies. Sales are made both directly to the customer and through manufacturers’ representatives, distributors, dealers, wholesalers and retail outlets.

Carrier has grown significantly in recent years as a result of acquisitions. Major acquisitions have included the February 2000 acquisition of the Electrolux Group’s commercial refrigeration business in Europe; the November 2000 acquisition of Specialty Equipment Companies, a manufacturer of commercial refrigeration and food service equipment in the United States and Europe; and the October 2004 acquisition of the commercial refrigeration business of Linde AG, located in Germany with operations in Europe, Asia and South America. Carrier participates in a joint venture with Toshiba Corporation in Japan. Carrier and the joint venture company, Toshiba Carrier Corporation, also participate in HVAC joint ventures in the U.K., Thailand and China.

Revenues generated by Carrier’s international operations, including U.S. export sales, were 51 percent and 48 percent of total Carrier segment revenues in 2004 and 2003, respectively. At December 31, 2004, Carrier’s business backlog was $1,464 million as compared to $1,037 million at December 31, 2003. Substantially all the business backlog at December 31, 2004 is expected to be realized as sales in 2005.

Chubb

In July 2003, UTC acquired Chubb plc, a global provider of security and fire protection products and services. In the electronic security industry, Chubb provides system integration, installation and service of intruder alarms, access control systems and video surveillance systems. In the fire protection industry, Chubb provides system integration, installation and service of portable and fixed suppression systems and fire detection systems. Chubb also provides monitoring, response and security personnel services, including cash-in-transit security, to complement both the electronic security and fire protection businesses. Chubb’s operations are predominantly outside the U.S. Chubb is a leading provider of products and services in the U.K., France, Hong Kong, Australia, Canada and South Africa. Chubb products and services are used by architects, building owners and developers, security and fire consultants and other end-users requiring a high level of security and fire protection for their businesses and residences. Chubb sells directly to the customer in most instances, with only a small proportion of sales through manufacturers’ representatives, distributors and dealers.

For the year ended December 31, 2004, 96 percent of total Chubb segment revenues were generated outside the U.S. At December 31, 2004, Chubb’s business backlog was $311 million as compared to $286 million at December 31, 2003. Substantially all the business backlog at December 31, 2004 is expected to be realized as sales in 2005.

Pratt & Whitney

Pratt & Whitney is among the world’s leading suppliers of commercial, general aviation and military aircraft engines. Pratt & Whitney provides spare parts and aftermarket and fleet management services for the engines it produces, along with power generation and space propulsion systems. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion. Pratt & Whitney products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and U.S. and foreign governments. Pratt & Whitney sales in the U.S. and Canada are made directly to the customer and, to a limited extent, through independent distributors. Other export sales are made with the assistance of independent sales representatives. Sales to The Boeing Company and Airbus Industrie were 8 and 11 percent, respectively, of total Pratt & Whitney revenues in 2004, before taking into account discounts or financial incentives offered to customers.

Pratt & Whitney currently produces two families of large commercial jet engines: the PW4000 engine series (powering the Airbus A310-300, A300-600 and A330-200/300 series of aircraft; the Boeing 747-400, 767-200/300 and 777-200/300 series of aircraft; and the out-of-production Boeing MD-11 aircraft) and the PW2000 engine series (powering the Boeing 757-200/PF/300 aircraft, which Boeing announced in October 2004 it has terminated production). Production of the PW2000 will continue as its military version, the F117, powers the C-17 transport aircraft. Pratt & Whitney’s PW6000 successfully completed U.S. Federal Aviation Administration (FAA) FAR 33 engine certification testing in October 2004. The PW6000 powered Airbus A318 aircraft is scheduled for flight certification in October 2005. Pratt & Whitney management cannot predict with certainty whether, when, and in what quantities Pratt & Whitney will produce PW6000 engines. Pratt & Whitney’s product base expansion includes the development of large commercial engines for the narrow-bodied and wide-bodied aircraft markets and small commercial engines that have been selected for new light jet aircraft programs.

In view of the risk and cost associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. At December 31, 2004, the interests of participants in current Pratt & Whitney-directed commercial jet engine production programs ranged from 14 to 29 percent. In addition, Pratt & Whitney has interests in other programs. These include its 33 percent interest in the International Aero Engines collaboration that sells and supports V2500 engines (powering Airbus’ A319, A320 and A321 aircraft and Boeing’s out-of-production MD-90) and its 50 percent interest in an alliance with GE Aircraft Engines to develop, market and manufacture the GP7000 engine. At December 31, 2004, other participants held interests totaling 40 percent of Pratt & Whitney’s share of this program. The GP7000, which passed its first full engine flight test in December 2004, will power the Airbus A380 aircraft, with first aircraft deliveries scheduled for 2006.

Pratt & Whitney currently produces three military aircraft engines: the F119 (powering the two-engine F/A-22 fighter aircraft), the F100 (powering two-engine F-15 and single-engine F-16 fighter aircraft) and the F117 (powering four-engine C-17 transport aircraft). The F119 and F117 are currently the only sources of propulsion for the F/A-22 fighter aircraft and C-17 transport aircraft, respectively. Pratt & Whitney has begun production of the F119 engine for the U.S. Air Force (USAF) under a contract that is expected to cover engine deliveries through 2007. All of Pratt & Whitney’s F100 sales contracts are with the USAF or with foreign governments and all of its F117 sales contracts are with either the USAF or Boeing. Pratt & Whitney is also under contract with the USAF to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Joint Strike Fighter aircraft being developed by Lockheed Martin. Pratt & Whitney management cannot predict with certainty whether, when, and in what quantities Pratt & Whitney will produce F135 engines.

Pratt & Whitney Canada (P&WC) is a world leader in aviation engines powering business, regional, utility and military aircraft and helicopters. P&WC also designs and manufactures engines for auxiliary power units and industrial applications. Its operations and service network span the globe.

Pratt & Whitney Space Propulsion (SP) produces hydrogen-fueled rocket engines for commercial and U.S. Government space applications and advanced turbo pumps for NASA’s Space Shuttle program. SP also has a 50 percent interest in a joint venture with NPO Energomash that provides kerosene-fueled RD-180 rocket engines for satellite launch applications. SP is winding down its manufacturing of solid fuel propulsion systems for civil and military applications, and expects this activity to be completed by the end of 2005.

Pratt & Whitney Power Systems (PWPS) supplies industrial power generation and mechanical drive equipment in the one megawatt to 50 megawatts range. PWPS also provides gas turbines for marine propulsion applications.

Revenues from Pratt & Whitney’s international operations, including U.S. export sales, were 52 percent and 51 percent of total Pratt & Whitney segment revenues in each of 2004 and 2003, respectively. At December 31, 2004, Pratt & Whitney’s business backlog was $12,832 million, including $2,563 million of U.S. Government funded contracts and subcontracts, as compared to $13,175 million and $2,728 million, respectively, at December 31, 2003. Of the total Pratt & Whitney backlog at December 31, 2004, approximately $5,350 million is expected to be realized as sales in 2005. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total revenues. See Note 1 to Consolidated Financial Statements in UTC’s 2004 Annual Report for a description of UTC’s accounting for long-term contracts.

Hamilton Sundstrand

Hamilton Sundstrand is among the world’s leading suppliers of technologically advanced aerospace and industrial products and aftermarket services for diversified industries worldwide.

Hamilton Sundstrand’s principal aerospace products include systems for power generation, management and distribution, and for flight, engine, fuel and environmental controls, auxiliary power units and propeller systems. Hamilton Sundstrand is also the prime contractor for NASA’s space suit/life support system and produces environmental control, life support, mechanical systems and thermal control systems for international space programs.

Hamilton Sundstrand’s aerospace businesses serve commercial, military, regional, business and general aviation, as well as space and undersea applications. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet maintenance programs. Hamilton Sundstrand sells aerospace products to airframe manufacturers, the U.S. Government, aircraft operators and independent distributors. Hamilton Sundstrand is engaged in development programs for the Boeing 787 aircraft, as well as for the Airbus A-380 commercial aircraft and the A400M military aircraft. Hamilton Sundstrand sales of aerospace products to Boeing, Pratt & Whitney and Airbus, collectively, including sales where the U.S. Government was the ultimate customer, were 18 percent of Hamilton Sundstrand segment sales in 2004.

Hamilton Sundstrand’s principal industrial products include air compressors, metering devices, fluid handling equipment and gear drives. Those products serve industries involved with raw material processing, bulk material handling, construction, mining, hydrocarbon and chemical processing, and water and wastewater treatment. These products are sold directly to end-users, through manufacturer representatives and distributors and through engineering contractors. Demand for Hamilton Sundstrand’s industrial products is tied closely to the level of general economic activity.

Revenues generated by Hamilton Sundstrand’s international operations, including U.S. export sales, were 43 percent and 41 percent of total Hamilton Sundstrand segment revenues in 2004 and 2003, respectively. At December 31, 2004, Hamilton Sundstrand’s business backlog was $2,064 million, including $ 479 million under U.S. Government funded contracts and subcontracts, as compared to $1,882 million and $545 million, respectively, at December 31, 2003. Of the total Hamilton Sundstrand backlog at December 31, 2004, approximately $1,682 million is expected to be realized as sales in 2005.

Sikorsky

Sikorsky is one of the world’s largest manufacturers of military and commercial helicopters and is the primary supplier of utility helicopters to the U.S. Army and Navy. Sikorsky also supplies helicopters to foreign governments and the worldwide commercial market.

Current production programs at Sikorsky include the Black Hawk medium-transport helicopter for the U.S. and foreign governments, the MH-60S and MH-60R helicopters for the U.S. Navy, the International Naval Hawk for multiple naval missions, and the S-76® and the S-92™ helicopters for commercial operations. In September 2004, Sikorsky acquired Schweizer Aircraft, which specializes in the light helicopter, reconnaissance aircraft and unmanned aerial vehicle (UAV) markets.

Deliveries of the S-92 helicopters for the commercial market began in 2004. Variants of the S-92 for military markets are currently in development. In November 2004, Sikorsky signed contracts with the Canadian government to supply Canada’s maritime fleet with 28 new H-92™ helicopters and support services for 20 years.

Sikorsky’s aftermarket business includes spare parts sales, overhaul and repair services, maintenance contracts, and logistics support programs for helicopters and other aircraft. Sales are made directly through Sikorsky and through Sikorsky’s wholly owned subsidiaries. Sikorsky is increasingly engaging in logistics support programs and partnering with its governmental and commercial customers to manage and provide maintenance and repair services as a result of the current trend in the aftermarket business of providing total support programs.

Sikorsky, in a joint venture arrangement with Boeing, received notice in February 2004 of the U.S. Army’s intent to terminate the RAH-66 Comanche™ helicopter program and reallocate funds to restructure and revitalize U.S. Army aviation programs to meet current and future needs. A partial Termination for Convenience notice was issued effective March 19, 2004. The selected technologies continued under the Comanche contract will be completed by February 2005. In the second quarter of 2004, UTC announced the planned closure of its Comanche facility and initiated other cost reduction actions as a result of the program termination. In the third quarter of 2004, the Boeing Sikorsky Joint Venture and U.S. Army agreed to a contract modification that revised program funding levels and established contract performance incentives related to the contract termination. The joint venture expects to submit its termination proposal during the first quarter of 2005. UTC does not expect the Comanche program termination and the related cost reduction actions to have a material adverse impact on UTC’s results of operations, financial condition or cash flows.

Revenues generated by Sikorsky’s international operations, including U.S. export sales, were 24 percent of total Sikorsky revenues in each of 2004 and 2003. At December 31, 2004, Sikorsky’s business backlog was $6,916 million, including $ 2,349 million under U.S. government funded contracts and subcontracts, as compared to $2,389 million and $1,803 million, respectively, at December 31, 2003. Of the total Sikorsky backlog at December 31, 2004, approximately $2,054 million is expected to be realized as sales in 2005.

UTC’s Aerospace and Defense Products

UTC’s aerospace and defense businesses (Pratt & Whitney, Hamilton Sundstrand and Sikorsky) are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. Customer selections of engines and components can also have a significant impact on later sales of parts and services. Pratt & Whitney’s major competitors in the sale of engines are General Electric Company (GE) and Rolls Royce plc. (For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4 and 14 of Notes to Consolidated Financial Statements in UTC’s 2004 Annual Report.)

Other factors that can affect the results of UTC’s aerospace and defense businesses include lengthy and costly development cycles and heavy dependence on a small number of products and programs. Sales of military products are affected by defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations. The U.S. and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. The operations of Pratt & Whitney, Hamilton Sundstrand and Sikorsky can also be affected by a variety of economic and other factors including those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in UTC’s 2004 Annual Report and those described in this section under the heading “Other Matters Relating to UTC’s Business as a Whole.”

Significant elements of the business of Pratt & Whitney, Hamilton Sundstrand and Sikorsky, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Also, since a substantial portion of the backlog for commercial customers is scheduled for delivery beyond 2005, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled.

Other

UTC Power develops and markets distributed power generation systems, including fuel cells and microturbines, for use in commercial applications, transportation and light industrial businesses, institutions and office buildings. UTC Power integrates, sells and services microturbine-based combined heat and power (CHP) solutions for commercial buildings, including its Pure ComfortTM product family. In 2004, the company introduced the PureCycleTM 200 product, which utilizes an organic rankine cycle to convert waste heat into energy. Microturbines and organic rankine cycle devices are in an early stage of development and manufacturing. Continued technology advancement and cost reduction are required for wide-scale market acceptance.

UTC Fuel Cells, a part of UTC Power, is a world leader in fuel cell production and development for commercial, transportation and space applications. UTC Fuel Cells is the sole supplier of fuel cells for U.S. space missions and also offers a commercially available fuel cell power plant, known as the PureCellTM 200. Fuel cell power plants using proton exchange membrane technology (PEM) are currently in development for transportation and stationary applications. UTC Fuel Cells is working with automakers and bus manufacturers, as well as the U.S. Government, on development and demonstration programs for vehicles. Since 2002, UTC Fuel Cells has been participating in licensing and joint development arrangements with Nissan Motor Company and Hyundai Motor Company. In October 2003, Nissan unveiled its zero-emission fuel cell vehicle powered by a UTC Fuel Cells power plant. Hyundai and UTC Fuel Cells have integrated a fuel cell power plant capable of operating in freezing conditions into a Hyundai sports utility vehicle platform. Hyundai plans to lease a number of such vehicles to fleet operators in 2005 as part of the U.S. Department of Energy’s Freedom Car Program. Funding for the Freedom Car Program is currently under consideration by the U.S. Congress, and annual appropriations will be required to support the full objectives of the program.

Although fuel cells are believed to be superior to conventional power generation technologies in terms of efficiency and environmental characteristics, the technology is still in development and current production rates remain low across the industry. Continued technology advancement and cost reduction of key fuel cell components are required to achieve wide-scale market acceptance. Government support for fuel cells is expected to impact the advancement of the technology. There is still significant uncertainty as to whether and when commercially viable PEM fuel cells will be produced. In November 2004, UTC Fuel Cells announced a restructuring of its relationship with Toshiba Corporation. Under the terms of UTC’s agreement with Toshiba Corporation, UTC Fuel Cells purchased the 10% equity interest Toshiba held in UTC Fuel Cells and Toshiba purchased UTC Fuel Cells’ 49% interest in Toshiba International Fuel Cells. Joint development of PEM technology will continue under the agreement, which includes cross-licensing provisions.

The results of UTC Power are included in the “Eliminations and other” category in the segment financial data in Note 16 of Notes to Consolidated Financial Statements in UTC’s 2004 Annual Report.

Other Matters Relating to UTC’s Business as a Whole

Research and Development

Since changes in technology can have a significant impact on UTC’s operations and competitive position, UTC spends substantial amounts of its own funds on research and development. Such expenditures, which are charged to expense as incurred, were $1,256 million, or 3.4 percent of total sales in 2004, as compared with $1,027 million or 3.3 percent of total sales in 2003 and $1,191 million or 4.3 percent of total sales in 2002. UTC also performs research and development work under contracts funded by the U.S. Government and other customers. Such contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Hamilton Sundstrand and Sikorsky segments, amounted to $1,619 million in 2004, as compared with $1,580 million in 2003 and $1,189 million in 2002.

Contracts, Other Risk Factors, Environmental and Other Matters

U.S. Government contracts are subject to termination by the government, either for the convenience of the Government or for default by UTC for failure to perform under the applicable contract. In the case of a termination for convenience, UTC normally is entitled to reimbursement for its allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the Government for default by UTC, UTC could be liable for additional costs incurred by the Government in acquiring undelivered goods or services from another source and any other damages suffered by the government. Most of UTC’s U.S. Government sales are made under fixed-price type contracts; approximately $2 billion of UTC’s total sales for 2004 were made under cost-reimbursement type contracts.

UTC is now, and believes that in light of the current U.S. Government contracting environment it will be, the subject of one or more U.S. Government investigations. See Item 3 – Legal Proceedings in this Form 10-K and Note 15 of Notes to Consolidated Financial Statements in UTC’s 2004 Annual Report for further discussion. If UTC or one of its business units were charged with wrongdoing as a result of any of these investigations or other U.S. Government investigations (including violation of certain environmental or export laws), it could be suspended from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, UTC could be subject to fines, penalties, repayments and treble and other damages. Any contracts found to be tainted by fraud could be voided by the U.S. Government. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the U.S. could result in civil or criminal penalties and suspension or termination of UTC’s export privileges.

UTC’s contracts with the U.S. Government are subject to audits. Like many defense contractors, UTC has received audit reports from the U.S. Government which recommend that certain contract prices be reduced because cost or pricing data submitted in negotiation of the contract prices or cost accounting practices may not have been in conformance with government regulations. Some of these audit reports have involved substantial amounts. UTC has made voluntary refunds in those cases it believes appropriate, has settled some allegations and continues to litigate certain cases. See Item 3 – Legal Proceedings in this Form 10-K and Note 15 of Notes to Consolidated Financial Statements in UTC’s 2004 Annual Report for further discussion.

UTC conducts its businesses through subsidiaries and affiliates worldwide, some of which have significant minority interests. Changes in legislation or government policies can have an impact on UTC’s worldwide operations. For example, governmental regulation of refrigerants and energy efficiency standards, elevator safety codes and fire protection regulations are important to the businesses of Carrier, Otis and Chubb respectively, while government safety and performance regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact UTC’s aerospace and defense businesses.

UTC’s international operations are also subject to changes in local government regulations and policies, including those related to investments, exchange controls and repatriation of earnings. Some foreign customers in UTC’s aerospace and defense businesses may require counter-purchase or offset arrangements as a condition to a sale, such as requiring UTC to purchase supplies in the customer’s country or to participate in manufacturing and financial support projects.

UTC’s operations are subject to and affected by environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. UTC has incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. UTC does not anticipate that compliance with current provisions relating to the protection of the environment or that any payments it may be required to make for these cleanup liabilities will have a material adverse effect upon its cash flows, competitive position, financial condition or results of operations. (Environmental matters are further addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 15 of Notes to Consolidated Financial Statements in UTC’s 2004 Annual Report.)

Most of the laws governing environmental matters include criminal provisions. If UTC were convicted of a violation of the federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation would be ineligible to be used in performing any U.S. Government contract awarded to UTC until the Environmental Protection Agency certified that the condition giving rise to the violation had been corrected.

While UTC’s patents, trademarks, licenses and franchises are cumulatively important to its business, UTC does not believe that the loss of any one or group of related patents, trademarks, licenses or franchises would have a material adverse effect on the overall business of UTC or on any of its operating segments.

UTC continuously seeks to reduce the cost of its purchases of materials, components, services and supplies. These cost reductions may be achieved through a number of mechanisms, including consolidating its purchases, reducing the number of suppliers, strategic global sourcing and using online bidding competitions among potential suppliers. Greater dependence on global sources of supply requires reliable transportation and import and export processes. UTC is reliant on commodity markets and its results can be affected by commodity pricing. In some instances, UTC depends upon a single source of supply or participates in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from UTC’s suppliers, therefore, could have an adverse effect on UTC’s ability to meet its commitments to customers. Like other users in the U.S., UTC is largely dependent upon foreign sources for certain of its raw materials requirements such as cobalt (Africa, Australia and Russia), tantalum (Australia and Asia), chromium (Africa and Kazakhstan) and rhenium (Chile and Kazakhstan). UTC has a number of ongoing programs to manage this dependence and the accompanying risk including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. UTC believes that its supply management practices are based on an appropriate balancing of the associated risks and the additional cost of alternative practices. Although high prices for some raw materials important to some of UTC’s businesses, particularly Carrier (copper, steel, aluminum), have caused pricing pressures, UTC does not foresee any unavailability of materials, components or supplies that will have any material adverse effect on its overall business, or on any of its business segments, in the near term.

For a discussion of other risks to which UTC’s financial condition, results of operations or cash flows may be subject, including the risks of UTC’s international operations, see the further discussion under the headings “General” and “Description of Business by Segment” in this section and Management’s Discussion and Analysis of Financial Condition and Results of Operations in UTC’s 2004 Annual Report.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide Management’s current expectations or plans for the future operating and financial performance of UTC, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	Future earnings and other measurements of financial performance

•	Future cash flow and uses of cash

•	The effect of economic downturns or growth in particular regions

•	The effect of changes in the level of activity in particular industries or markets

•	The availability and cost of materials, components, services and supplies

•	The scope, nature or impact of acquisition activity and integration into UTC’s businesses

•	Product developments and new business opportunities

•	Restructuring costs and savings

•	The outcome of contingencies

•	Future repurchases of Common Stock

•	Future levels of indebtedness and capital spending

•	Pension plan assumptions and future contributions.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see UTC’s reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time. This Annual Report on Form 10-K for 2004 includes important information as to risk factors in the “Business” section under the headings “General”, “Description of Business by Segment” and “Other Matters Relating to UTC’s Business as a Whole” and in the “Legal Proceedings” section. Additional important information as to risk factors is included in UTC’s 2004 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Employees

At December 31, 2004, UTC’s total employment was approximately 210,000. For discussion of the effects of UTC’s restructuring actions on employment, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of Notes to Consolidated Financial Statements in UTC’s 2004 Annual Report.

Item 2.	Properties

UTC’s fixed assets as of December 31, 2004 include the plants and warehouses set forth in the table below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The plants, warehouses, machinery and equipment in use as of December 31, 2004 are in good operating condition, are well maintained and substantially all are in regular use.

	Square Feet in Thousands
	Otis	Carrier	Chubb	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other **	Total
Plants in North America*
Owned	191	6,526	0	6,833	4,502	2,055	0	20,107
Leased	307	1,613	15	1,405	278	281	177	4,076

Total	498	8,139	15	8,238	4,780	2,336	177	24,183

Warehouses in North America
Owned	599	1,663	0	1,153	272	130	35	3,852
Leased	524	6,058	68	486	89	257	11	7,493

Total	1,123	7,721	68	1,639	361	387	46	11,345

Plants Outside North America
Owned	6,098	4,962	233	4,250	1,370	0	0	16,913
Leased	152	1,222	148	175	453	33	0	2,183

Total	6,250	6,184	381	4,425	1,823	33	0	19,096

Warehouses Outside North America
Owned	713	4,923	250	105	223	0	0	6,214
Leased	1,671	2,791	1,007	14	193	25	0	5,701

Total	2,384	7,714	1,257	119	416	25	0	11,915

*	North America consists of the United States, Canada, Mexico, Puerto Rico and Guam.

**	Includes United Technologies Research Center and UTC Power

For discussion of the effect of UTC’s restructuring actions on production facilities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of Notes to the Consolidated Financial Statements in UTC’s 2004 Annual Report.

Management believes that the fixed assets capitalized and the facilities in operation at December 31, 2004 for the production of UTC’s products are suitable and adequate for the business conducted therein in the current business environment, are being appropriately utilized consistent with experience and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. UTC continuously reviews its anticipated requirements for facilities and, based on that review, may from time to time adjust its facilities needs.

Item 3.	Legal Proceedings

As previously reported, the Department of Defense (DoD) and UTC are litigating whether Pratt & Whitney’s government cost accounting practices for certain engine parts are acceptable. The litigation, filed in 1994 with the Armed Services Board of Contract Appeals (ASBCA), No. 47416 et al., relates to the accounting for engine parts produced by foreign companies under commercial engine collaboration programs since 1984. On July 31, 2001, the ASBCA issued a decision in favor of UTC. The DoD appealed this decision to the Court of Appeals for the Federal Circuit on November 29, 2001. On January 15, 2003, the Court of Appeals reversed the ASBCA and remanded the case to the ASBCA for further proceedings. UTC sought review by the U.S. Supreme Court, which was denied on November 10, 2003. On November 24, 2003, the DoD supplemented its original claim to add damages and interest for the period after 1996. The DoD’s claim now totals approximately $367 million in damages through 2002 and approximately $388 million in interest through 2001. UTC has appealed this supplemental claim to the ASBCA.

As previously reported, the Department of Justice (DOJ) filed a complaint under the civil False Claims Act and related common law theories in March 1999 against UTC in the U.S. District Court for the Southern District of Ohio. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine, for contracts awarded by the U.S. Air Force between fiscal years 1985 and 1990, inclusive. The DOJ alleges that the Government overpaid for engines because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. As previously reported, the DOJ amended its complaint in September 2003 to allege damages in excess of $141 million, and to add an additional allegation without quantifying damages. Treble damages and penalties of up to $10,000 per false claim could be assessed if the court finds that Pratt & Whitney violated the civil False Claims Act, and common law damages would accrue pre-judgment interest. On May 28, 2004, a Government report estimated Pratt & Whitney’s liability at $624 million. UTC believes that this estimate is substantially overstated, denies any liability and is vigorously defending the DOJ’s claims. Trial of this matter was completed in December 2004 and a decision is expected in 2005.

As previously reported, a qui tam relator filed a complaint in July 1997 against UTC and its subsidiary, Norden Systems, Inc., in the U.S. District Court in Connecticut (U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No. 394CV00963) alleging that UTC and Norden are liable under the civil False Claims Act for violating U.S. government rules on accounting for fixed assets. The qui tam relator claimed unspecified damages and penalties. The DOJ declined to intervene. In February 2003, the District Court granted UTC’s motion to dismiss the case for lack of prosecution and the relator appealed. In July 2004, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of the claims against UTC, but remanded certain of the claims against Norden back to the District Court for further proceedings. The civil False Claims Act provides for treble damages and penalties of up to $10,000 per false claim submitted to the Government. The number of false claims, if any, implicated by the remaining claims cannot currently be ascertained; however, if determined adversely to Norden, the number could result in significant damages and penalties, which UTC might be required to pay. UTC believes the claims against Norden are without merit, and intends to continue to defend this matter vigorously.

As previously reported, the European Commission’s competition directorate conducted inspections in early 2004 at offices of UTC’s Otis subsidiary in Berlin, Brussels, Luxembourg and Paris. The inspections relate to the Commission’s ongoing investigation of possible unlawful collusive arrangements involving the elevator and escalator industry in Europe. UTC is cooperating fully with the Commission’s investigation. Based on the results of its own internal investigation, UTC believes that some Otis employees in limited European locations engaged in activities at a local level in violation of Otis and UTC policies, and may have violated applicable competition law. It is still too early in the Commission’s investigation for UTC to reasonably estimate the range of civil fines to which it would likely be subject. The aggregate amount of such fines, if ultimately imposed, could be material to UTC’s operating results for the period in which the liability would be recognized or cash flows for the period in which the fines would be paid. UTC does not believe that any such fines would have a material adverse effect on UTC’s financial condition, or that the resolution of this matter would have a material adverse effect on Otis’ competitive position.

Since the Commission’s investigation became public and UTC announced the preliminary results of its internal investigation, class action lawsuits have been filed in various federal district courts in the United States naming UTC, Otis and others as defendants and alleging a worldwide agreement among elevator and escalator manufacturers to fix prices in violation of the Sherman Act. Those lawsuits have now been transferred to and consolidated in the Southern District of New York. The lawsuits do not specify the amount of damages claimed. UTC believes that these lawsuits are the result of press reports about the Commission’s investigation. UTC believes that the lawsuits are devoid of merit and will defend them vigorously.

As previously reported, like many other companies in recent years, UTC or its subsidiaries have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of UTC’s products or premises. While UTC has never manufactured asbestos and no longer incorporates it in any currently-manufactured products, certain of its historical products, like those of many other manufacturers, have contained components incorporating asbestos. UTC has made no payment in a substantial majority of the cases closed to date. The remainder of the resolved cases have settled for amounts that are not material to UTC, and have been supported in part by insurance. At present, UTC is named in approximately 1,700 lawsuits involving approximately 25,000 individual claimants. Approximately 18,000 of these claimants are joined in lawsuits in Mississippi state courts. Typically, these Mississippi lawsuits name from 200 to more than 400 other companies as defendants along with UTC or its subsidiaries. The complaints do not identify any products of UTC or its named subsidiaries, or specify the amount of damages claimed. In addition, the complaints do not allege which claimants, if any, were exposed to asbestos attributable to UTC’s products or premises, nor the extent, if any, to which such claimants have been harmed. Discovery has begun in some of the cases, but to date there has been only minimal product identification.

As previously reported, on December 16, 2003, the U.S. Environmental Protection Agency (EPA) executed a search warrant at Hamilton Sundstrand. The search warrant, issued by the U.S. District Court for the District of Connecticut, sought records and data regarding the company’s processes for monitoring, treating, testing and discharging wastewater at Hamilton Sundstrand’s Windsor Locks, Connecticut manufacturing facility. Hamilton Sundstrand has also received a notice of violation associated with the same matter from the Connecticut Department of Environmental Protection. Several employees have been subpoenaed to testify before a federal grand jury, and Hamilton Sundstrand also received subpoenas for records. With the assistance of independent consultants,

Hamilton Sundstrand has reviewed the operations of the wastewater treatment facility, has made modifications to the physical plant and has improved operating procedures. Hamilton Sundstrand continues to cooperate with federal and state officials in the investigation.

As previously reported, Carrier Corporation has reached an agreement in principle with the EPA to resolve its current liability at the Puente Valley Operable Unit Superfund Site in California. Under the proposed agreement, Carrier would pay approximately $125,000 and undertake an environmental project for approximately $500,000, in settlement of claims for civil penalties related to alleged noncompliance with an administrative order. In addition, Carrier would pay a portion of the EPA’s unreimbursed past costs for the Site and undertake a portion of the interim remedy EPA selected for the Site. Management believes that these costs are adequately reserved for within the total amount reserved for environmental remediation noted under the heading “Environmental Matters” in UTC’s 2004 Annual Report. UTC expects the proposed agreement with the EPA to be finalized in a consent decree subject to approval by the U.S. District Court for the Central District of California, which is expected in the first half of 2005. Management believes that the resolution of this matter will not have a material adverse effect upon UTC’s competitive position, financial position or results of operations.

Should the Government ultimately prevail with respect to one or more of the significant government contract matters discussed above, the outcome could result in a material effect on UTC’s results of operations in the period the matter is resolved. However, UTC does not believe that resolution of any of the government contracting matters discussed above or any other legal matters will have a material adverse effect upon UTC’s competitive position, results of operations, cash flows or financial condition. A further discussion of government contracts and related investigations, as well as a discussion of UTC’s environmental liabilities, can be found under the heading “Other Matters Relating to UTC’s Business as a Whole – Contracts, Other Risk Factors, Environmental and Other Matters” in Item 1 – Business in this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2004.

– – –Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2000	Age 2/1/05
Tesfaye Aklilu	Vice President, Quality and Manufacturing (since 2004)	Vice President, Quality	60

Ari Bousbib	President, Otis Elevator (since 2002)	Executive Vice President and Chief Operating Officer, Otis Elevator; Vice President, Corporate Strategy and Development, United Technologies Corporation	43

Kent L. Brittan	Vice President, Supply Management (since 1997)	—	62

William L. Bucknall, Jr.	Senior Vice President, Human Resources and Organization (since 1992)	—	62

John F. Cassidy, Jr.	Senior Vice President – Science and Technology (since 1998) and Vice President, United Technologies Research Center (since 1993)	—	61

Louis Chênevert	President, Pratt & Whitney (since 1999)	—	47

Geraud Darnis	President, Carrier Corporation (since 2001)	President, UT Power Solutions; President, Carrier Asia Pacific Operations	45

George David	Chairman (since 1997), President (since 2002), and Chief Executive Officer (since 1994)	—	62

John J. Doucette	Vice President, Chief Information Officer (since 2000)	Vice President & Chief Information Officer, Otis Elevator	45

Stephen N. Finger	President, Sikorsky Aircraft (since July 2003)	President, Military Engines and Executive Vice President, Engineering and Operations, Pratt & Whitney	56

James E. Geisler	Vice President, Finance (since February 2004)	Director, Financial Planning and Analysis, Director, Investor Relations	38

Gregory J. Hayes	Vice President, Accounting and Control (since February 2004), Controller (since 2003)	Vice President, Financial Planning and Analysis and Treasury, Hamilton Sundstrand; Director, Financial Planning & Controller, Aerospace, Hamilton Sundstrand	44

David P. Hess	President, Hamilton Sundstrand Corporation (since January 2005)	President, Hamilton Sundstrand Aerospace Power Systems; Vice President and General Manager, Air Management and Power Systems, Hamilton Sundstrand	49

George H. Jamison	Vice President, Communications (since January 2003)	Vice President, Communications, General Motors’ Hughes Electronic Corporation; Manager, International Communications, General Electric Company	48

Todd J. Kallman	Vice President, Corporate Strategy and Development (since April 2003)	Vice President of Finance and Chief Financial Officer, Hamilton Sundstrand; Vice President, Finance, Americas, Dell Computer Corp.; Vice President, Finance, Worldwide Home and Small Business, Dell Computer Corp.	48

Ronald F. McKenna	Chairman, Hamilton Sundstrand Corporation (since January 2005)	President, Hamilton Sundstrand Corporation	64

Olivier J. Robert	President, Chubb Limited (since July 2003)	Senior Vice President, Engineering and Operations, Otis Elevator	53

Thomas I. Rogan	Vice President, Treasurer (since 2001)	Vice President-Finance, Hamilton Sundstrand	52

William H. Trachsel	Senior Vice President and General Counsel (since January 2004)	Senior Vice President, General Counsel and Secretary, United Technologies Corporation	61

Jan van Dokkum	President, UTC Power (since 2002)	President and CEO, Siemens Power Transmission and Distribution, Inc.	51

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Comparative Stock Data appearing in UTC’s 2004 Annual Report containing the following data relating to UTC’s Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends is hereby incorporated by reference.

Issuer Purchases of Equity Securities

The following table provides information about UTC’s purchases of equity securities that are registered by UTC pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2004.

2004	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
October 1 – October 31	465	$92.15	465	11,258
November 1 – November 30	2,293	94.30	2,156	9,102
December 1 – December 31	615	95.70	580	8,522

Total	3,373	$94.26	3,201	8,522

In October 2002, UTC announced that the Board of Directors authorized the repurchase of up to 30 million shares of UTC’s Common Stock. Shares may be purchased on the open market, in privately negotiated transactions, or both. UTC may also acquire shares outside of the program in connection with stock swap exercises of employee stock options and the surrender of shares to cover taxes on vesting of restricted stock. Approximately 172,000 shares were acquired in non-cash stock swap transactions and upon vesting of restricted stock during the quarter.

Item 6.	Selected Financial Data

The Five Year Summary appearing in UTC’s 2004 Annual Report, containing revenues, net income, basic and diluted earnings per share, cash dividends per common share, total assets and long-term debt, is hereby incorporated by reference. See Notes to Consolidated Financial Statements in UTC’s 2004 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations in UTC’s 2004 Annual Report is hereby incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risk sensitive instruments, see discussion under the headings “Market Risk and Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in UTC’s 2004 Annual Report and “Hedging Activity” in Note 1, Note 12 and Note 13 of Notes to Consolidated Financial Statements in UTC’s 2004 Annual Report.

Item 8.	Financial Statements and Supplementary Data

The 2004 and 2003 Consolidated Balance Sheet, and other financial statements for the years 2004, 2003, and 2002, together with the report thereon of PricewaterhouseCoopers LLP dated February 10, 2005 in UTC’s 2004 Annual Report are incorporated by reference in this Form 10-K. The 2004 and 2003 unaudited Selected Quarterly Financial Data appearing in UTC’s 2004 Annual Report is incorporated by reference in this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

UTC has carried out an evaluation under the supervision and with the participation of UTC’s management, including the Chief Executive Officer, the Vice President, Accounting and Control and the Vice President, Finance, of the effectiveness of the design and operation of UTC’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon UTC’s evaluation, the Chief Executive Officer, the Vice President, Accounting and Control and the Vice President, Finance have concluded that, as of December 31, 2004, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports UTC files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

The management of UTC is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principals. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of UTC’s internal control over financial reporting as of December 31, 2004. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, UTC’s internal control over financial reporting was effective as of December 31, 2004. UTC management’s assessment of the effectiveness of UTC’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 17 of UTC’s 2004 Annual Report.

There has been no change in UTC’s internal control over financial reporting during UTC’s quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, UTC’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference to the section of UTC’s Proxy Statement for the 2005 Annual Meeting of Shareowners entitled “General Information Concerning the Board of Directors”, subsections “Nominees” and “The Audit Committee”. Information regarding executive officers is contained in Part I of this Form 10-K under the heading “—Executive Officers of the Registrant.” Information concerning Section 16(a) compliance is incorporated by reference to the section of UTC’s Proxy Statement for the 2005 Annual Meeting of Shareowners entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

UTC has adopted a code of ethics that applies to all its directors, officers, employees and representatives. This code is publicly available on UTC’s website at http://www.utc.com/social/ethics/index.htm. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on UTC’s website. UTC’s corporate governance principles and the charters of its Board of Directors’ Audit Committee, Finance Committee, Committee on Nominations and Governance, Public Issues Review Committee and Compensation and Executive Development Committee are available on UTC’s website at http://investors.utc.com/charters.cfm. These materials may also be requested in print free of charge by writing to UTC’s Investor Relations Department at United Technologies Corporation, United Technologies Building, Investor Relations, Hartford, CT 06101.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of UTC’s Proxy Statement for the 2005 Annual Meeting of Shareowners entitled “Report of the Committee on Compensation and Executive Development” and “Compensation of Named Executive Officers.” Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the sections of UTC’s Proxy Statement for the 2005 Annual Meeting entitled “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the section of UTC’s Proxy Statement for the 2005 Annual Meeting entitled “Certain Relationships and Related Transactions and Business Relationships.”

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of UTC’s Proxy Statement for the 2005 Annual Meeting entitled “Appointment of Independent Auditors”, under the headings “Audit Fees”, “Audit Related Fees”, “Tax Fees” and “All Other Fees”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated by reference from the 2004 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2004:

Page Number in Form 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

Schedule II - Valuation and Qualifying Accounts	S-II

Consent of Registered Public Accounting Firm	F-I

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number

3(i)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(i) of UTC’s Annual Report on Form 10-K for the year ended December 31, 2003.

3(ii)	Bylaws as amended and restated effective March 10, 2004, incorporated by reference to Exhibit 3(ii) to UTC’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2004.

4.1	Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(a) to UTC’s Registration Statement on Form S-3 (Commission File No. 333-60276) filed with the SEC on May 4, 2001). UTC hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of UTC and its consolidated subsidiaries and any unconsolidated subsidiaries.

10.1	United Technologies Corporation Annual Executive Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995).

10.2	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.3	United Technologies Corporation Pension Preservation Plan, as amended and restated, incorporated by reference to Exhibit 10.3 to UTC’s Annual Report on Form 10-K for fiscal year ended December 31, 2002.

10.4	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992, and Amendment thereto, incorporated by reference to Exhibit 10.4 of UTC’s Annual Report on Form 10-K for fiscal year ended December 31, 2003.

10.5	United Technologies Corporation Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.5 to UTC’s Annual Report on Form 10-K for fiscal year ended December 31, 2002.

10.6	United Technologies Corporation Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K for fiscal year ended December 31, 2003.

10.7	United Technologies Corporation Executive Disability, Income Protection and Standard Separation Agreement Plan, incorporated by reference to Exhibit 10(xii) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.8	United Technologies Corporation Directors’ Restricted Stock/Unit Program, incorporated by reference to Exhibit 10(xiii) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.9	United Technologies Corporation Board of Directors Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.9 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995), and Amendment 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Report on Form 10-Q for quarterly period ended June 30, 2000).

10.10	United Technologies Corporation Pension Replacement Plan, as amended and restated, incorporated by reference to Exhibit 10.10 to UTC’s Annual Report on Form 10-K for fiscal year ended December 31, 2002.

10.11	United Technologies Corporation Special Retention and Stock Appreciation Program, incorporated by reference to Exhibit 10(xvi) to UTC’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended September 30, 1995.

10.12	United Technologies Corporation Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995), Amendment 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(2) to UTC’s Report on Form 10-Q for quarterly period ended June 30, 2000), Amendment 2 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Report on Form 10-Q for quarterly period ended June 30, 2001), Amendment 3 thereto (incorporated by reference to Exhibit 10.17 to UTC’s Annual Report on Form 10-K for fiscal year ending December 31, 2001), Amendment 4 thereto (incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K for fiscal year ending December 31, 2002) and Amendment 5 thereto (incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.13	United Technologies Corporation Employee Stock Option Plan, incorporated by reference to Exhibit 10.13 to UTC’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, and Amendment 1 thereto (incorporated by reference to Exhibit 10.13 to UTC’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.14	United Technologies Corporation Employee Scholar Program, as amended and restated on June 27, 2003, incorporated by reference to Exhibit 10.14 of UTC’s Annual Report on Form 10-K for fiscal year ended December 31, 2003.

10.15	Nonqualified Stock Option and Dividend Equivalent Award Schedule of Terms relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812 ) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K for fiscal year ended December 31, 2003.*

11	Statement Re: Computations of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Annual Report for the year ended December 31, 2004 (except for the information thereof expressly incorporated by reference in this Form 10-K, the Annual Report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this Form 10-K).*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/social/ethics/index.htm.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP, included as page F-I of this Form 10-K.

24	Powers of Attorney of Betsy J. Bernard, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Harold W. McGraw III, Frank P. Popoff, H. Patrick Swygert, André Villeneuve, H. A. Wagner and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.15 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(c) of the requirements for Form 10-K reports.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By:	/s/ JAMES E. GEISLER
James E. Geisler
Vice-President, Finance

By:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Vice President, Accounting and Control; Controller

Date: February 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature	Title	Date

/S/ GEORGE DAVID George David	Chairman, Director, President and Chief Executive Officer	February 10, 2005

/S/ JAMES E. GEISLER James E. Geisler	Vice President, Finance	February 10, 2005

/S/ GREGORY J. HAYES Gregory J. Hayes	Vice President, Accounting and Control; Controller	February 10, 2005

BETSY J. BERNARD*	Director )	*By:	/S/ DEBRA A. VALENTINE
(Betsy J. Bernard)			Debra A. Valentine Attorney-in-Fact
JEAN-PIERRE GARNIER* (Jean-Pierre Garnier)	Director )	Date:	February 10, 2005

JAMIE S. GORELICK* (Jamie S. Gorelick)	Director )

CHARLES R. LEE* (Charles R. Lee)	Director )

RICHARD D. MCCORMICK* (Richard D. McCormick)	Director )

HAROLD W. MCGRAW III* (Harold W. McGraw III)	Director )

FRANK P. POPOFF* (Frank P. Popoff)	Director )

H. PATRICK SWYGERT* (H. Patrick Swygert)	Director )

ANDRÉ VILLENEUVE* (André Villeneuve)	Director )

H. A. WAGNER* (H. A. Wagner)	Director	)

CHRISTINE TODD WHITMAN* (Christine Todd Whitman)	Director	)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of United Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated February 10, 2005, appearing in the 2004 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 10, 2005

S-I

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Three Years Ended December 31, 2004

(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:

Balance December 31, 2001	$492
Provision charged to income	88
Doubtful accounts written off (net)	(118)
Other adjustments	(41)

Balance December 31, 2002	421
Provision charged to income	91
Doubtful accounts written off (net)	(112)
Other adjustments	84

Balance December 31, 2003	484
Provision charged to income	73
Doubtful accounts written off (net)	(131)
Other adjustments	26

Balance December 31, 2004	$452

Future Income Tax Benefits - Valuation allowance:

Balance December 31, 2001	$180
Additions charged to income tax expense	82
Reductions credited to income tax expense	(26)

Balance December 31, 2002	236
Additions charged to goodwill, due to acquisitions	273
Additions charged to income tax expense	62
Reductions credited to income tax expense	(94)

Balance December 31, 2003	477
Additions charged to income tax expense	61
Reductions charged to goodwill, due to acquisitions	(28)
Reductions credited to income tax expense	(19)
Other adjustments	(24)

Balance December 31, 2004	$467

S-II

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-60276 and 333-118810), in the Registration Statement on Form S-4 (No. 333-77991) as amended by Post-Effective Amendment No. 1 on Form S-8 (No. 333-77991-01) and in the Registration Statements on Form S-8 (Nos. 333-100724, 333-100723, 333-100718, 333-21853, 333-18743, 333-21851, 33-57769, 33-26580, 33-26627, 33-51385, 33-58937, 333-77817, 333-110020, 333-103307, 333-103306, 333-103305, 333-82911) of United Technologies Corporation of our report dated February 10, 2005 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the 2004 Annual Report to Shareowners, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 10, 2005 relating to the financial statement schedule, which appears on page S-I of this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 10, 2005

F-1