Form 10-Q
period 2005-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2005-04-26
CIK 101829

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At March 31, 2005 there were 511,823,140 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2005

“UTC”, unless the context otherwise requires, means United Technologies Corporation and its subsidiaries.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
In Millions (except per share amounts)	2005	2004
Revenues:
Product sales	$6,584	$5,846
Service sales	2,725	2,511
Financing revenues and other income, net	98	289

	9,407	8,646

Costs and expenses:
Cost of products sold	5,055	4,606
Cost of services sold	1,760	1,669
Research and development	291	311
Selling, general and administrative	1,213	1,140

Operating Profit	$1,088	$920
Interest	100	87

Income before income taxes and minority interests	988	833
Income tax expense	(277)	(230)
Minority interests	(60)	(52)

Net income	$651	$551

Earnings per share of Common Stock:
Basic	$1.31	$1.11
Diluted	$1.28	$1.08

Dividends per share of Common Stock	$.44	$.35

Average number of shares outstanding:
Basic	496	498
Diluted	508	508

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

In Millions	March 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$1,963	$2,265
Accounts receivable, net	6,564	6,315
Inventories and contracts in progress, net	5,298	5,006
Future income tax benefits	1,423	1,441
Other current assets	498	495

Total Current Assets	15,746	15,522

Customer financing assets	1,072	1,090
Future income tax benefits	1,383	1,382
Fixed assets	12,745	12,736
Less: Accumulated depreciation	(7,585)	(7,505)

Net Fixed Assets	5,160	5,231

Goodwill	10,003	10,111
Intangible assets	1,988	2,016
Other assets	5,183	4,941

Total Assets	$40,535	$40,293

Liabilities and Shareowners’ Equity
Short-term borrowings	$582	$1,320
Accounts payable	3,603	3,490
Accrued liabilities	8,528	8,097
Long-term debt currently due	40	40

Total Current Liabilities	12,753	12,947

Long-term debt	4,223	4,231
Future pension and postretirement benefit obligations	4,582	4,595
Other long-term liabilities	3,350	3,344
Minority interest in subsidiary companies	927	910

Total Liabilities	25,835	26,027

Shareowners’ Equity:
Common Stock	8,283	8,106
Treasury Stock	(6,423)	(6,312)
Retained earnings	14,310	13,880
Unearned ESOP shares	(252)	(256)
Accumulated other non-shareowners’ changes in equity	(1,218)	(1,152)

	14,700	14,266

Total Liabilities and Shareowners’ Equity	$40,535	$40,293

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In Millions	2005	2004
Operating Activities:
Net income	$651	$551
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	226	262
Deferred income tax provision	38	3
Minority interests in subsidiaries’ earnings	60	52
Stock compensation cost	35	43
Change in:
Accounts receivable	(301)	(126)
Inventories and contracts in progress	(289)	(234)
Accounts payable and accrued liabilities	532	665
Other current assets	(46)	(15)
Voluntary contributions to global pension plans	(65)	(308)
Other, net	5	(133)

Net cash flows provided by operating activities	846	760

Investing Activities:
Capital expenditures	(152)	(123)
Investments in businesses	(125)	(44)
Dispositions of businesses	5	3
Increase (decrease) in customer financing assets, net	54	(12)
Other, net	44	80

Net cash flows used in investing activities	(174)	(96)

Financing Activities:
Repayment of long-term debt	—	(4)
Decrease in short-term borrowings, net	(735)	(277)
Common Stock issued under employee stock plans	86	119
Dividends paid on Common Stock	(208)	(166)
Repurchase of Common Stock	(115)	(216)
Other, net	(4)	(15)

Net cash flows used in financing activities	(976)	(559)

Effect of foreign exchange rate changes on Cash and cash equivalents	2	3

Net (decrease) increase in Cash and cash equivalents	(302)	108

Cash and cash equivalents, beginning of year	2,265	1,623

Cash and cash equivalents, end of period	$1,963	$1,731

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at March 31, 2005 and for the quarters ended March 31, 2005 and 2004 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the UTC’s Annual Report incorporated by reference in Form 10-K for calendar year 2004. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation including restatements required by the implementation of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (SFAS No. 123(R)). See discussion in Notes 6 and 13 of the Condensed Consolidated Financial Statements.

Note 1: Acquisitions, Goodwill and Other Intangible Assets

During the first three months of 2005, UTC’s investment in businesses, principally Kidde plc, was $125 million. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method and have been included in the Consolidated Statement of Operations beginning on the effective date of the acquisition.

As previously disclosed, in December 2004 UTC announced its offer to purchase 100% of the outstanding shares of Kidde for approximately $3.0 billion. This purchase price includes approximately $300 million of debt assumed. Kidde is a global provider of fire safety products and services, including aircraft fire protection systems, to commercial, industrial, aerospace and retail customers. In 2004, UTC purchased an initial interest of slightly less than 20% of the outstanding shares of Kidde for approximately $450 million. Effective April 1, 2005, UTC’s offer for the remaining outstanding shares of Kidde became wholly unconditional and UTC assumed control. As of April 25, 2005, UTC had paid for approximately 96.5% of the outstanding shares of Kidde, with payment for the remaining shares to be made during the second quarter of 2005.

Beginning in the second quarter of 2005, Kidde’s aircraft fire protection systems business will be included in UTC’s Hamilton Sundstrand segment, while Kidde’s industrial fire protection and residential and commercial fire safety businesses will be consolidated with Chubb in the newly named UTC Fire & Security segment (see additional discussion of segment reporting in Note 12 to the Condensed Consolidated Financial Statements).

In the first quarter of 2005, UTC announced an agreement with The Boeing Company to acquire its Rocketdyne Propulsion & Power business for approximately $700 million. UTC also announced plans to acquire Lenel Systems International Inc. for approximately $400 million. Both acquisitions are expected to close in the second quarter of 2005 and are subject to regulatory approval and other customary closing conditions.

The final purchase price allocation of all acquired businesses is subject to finalization of the valuation of certain assets and liabilities, plans for consolidation of facilities and relocation of employees and other restructuring activities.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

UTC’s goodwill balances at March 31, 2005 were as follows:

In Millions	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Total Segment	Eliminations & Other	Total
Balance as of January 1, 2005	$988	$2,231	$2,490	$475	$3,685	$154	$10,023	$88	$10,111
Goodwill resulting from business combinations	—	7	3	—	—	5	15	—	15
Foreign currency translation and other	14	(6)	(124)	—	(7)	—	(123)	—	(123)

Balance as of March 31, 2005	$1,002	$2,232	$2,369	$475	$3,678	$159	$9,915	$88	$10,003

The reduction in goodwill of $108 million for the three months ended March 31, 2005 was due primarily to foreign currency translation and a reduction in the current tax liability and restructuring accruals as part of the purchase accounting at Chubb in 2004.

Identifiable intangible assets consist of:

	March 31, 2005		December 31, 2004
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets
Purchased service contracts	$991	$(359)	$997	$(349)
Patents and trademarks	251	(49)	254	(44)
Other, principally customer relationships	704	(136)	682	(122)

	$1,946	$(544)	$1,933	$(515)

Unamortized intangible assets:
Trademarks	586	—	598	—

	$2,532	$(544)	$2,531	$(515)

Amortization of intangible assets for the quarter ended March 31, 2005 was $38 million compared with $34 million for the same period of 2004. Amortization of these intangible assets for 2005 through 2009 is expected to approximate $150 million per year (excluding the effect of acquisitions closed after March 31, 2005).

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Note 2: Earnings Per Share

	Quarter Ended March 31,
In Millions (except per share amounts)	2005	2004
Net income	$651	$551

Average shares:
Basic	496	498
Stock awards	12	10

Diluted	508	508

Earnings per share of Common Stock:
Basic	$1.31	$1.11
Diluted	$1.28	$1.08

The March 31, 2004 net income and earnings per share amounts have been restated to reflect the adoption of SFAS No. 123(R) as discussed more fully in Note 6 to the Condensed Consolidated Financial Statements.

Note 3: Inventories and Contracts in Progress

In Millions	March 31, 2005	December 31, 2004
Inventories consist of the following:
Raw materials	$913	$844
Work-in-process	1,271	1,283
Finished goods	2,818	2,603
Contracts in progress	2,706	2,643

	7,708	7,373

Less:
Progress payments, secured by lien, on U.S. Government contracts	(131)	(128)
Billings on contracts in progress	(2,279)	(2,239)

	$5,298	$5,006

Note 4: Borrowings and Lines of Credit

At March 31, 2005, UTC had credit commitments from banks under two revolving credit agreements. The first commitment, for $1.5 billion, serves as a back-up facility for the issuance of commercial paper. The second commitment for $2.5 billion was established to support UTC’s offer to acquire Kidde, by serving as a back-up facility for the issuance of commercial paper to finance the acquisition. As of March 31, 2005, there were no borrowings under the revolving credit agreements. As of April 15, 2005, UTC had issued $2.2 billion of commercial paper to support the funding of the Kidde acquisition with the $2.5 billion revolving credit facility serving as a back-up. UTC expects to replace some or all of this commercial paper in the second quarter of 2005 with long-term debt.

At March 31, 2005, up to approximately $2 billion of additional debt and equity securities could be issued under shelf registration statements on file with the Securities and Exchange Commission.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Note 5: Income Taxes

The IRS is nearing completion of the examination phase of its audit of UTC for the tax years 1994 to 1999. Determination of the financial statement impact is subject to resolution with the IRS of disputed items associated with the examination. Although the outcome of these matters cannot presently be determined, UTC believes adequate provision has been made for any potential unfavorable financial statement impact.

The American Jobs Creation Act, signed into law in October of 2004, provides an opportunity to repatriate up to $500 million of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. UTC continues to evaluate the effects of the repatriation provision and expects to make a decision on implementation later in 2005.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans

During the first three months of 2005 and 2004, UTC’s total cash contributions to its defined benefit plans were $80 million and $348 million, respectively, of which the voluntary contribution portion was $65 million and $308 million, respectively. UTC also contributed $39 million and $35 million, respectively, to its defined contribution plans.

The following table illustrates the components of net periodic benefit cost for UTC’s pension and other postretirement benefits.

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
In Millions	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$90	$82	$2	$2
Interest cost	270	257	14	16
Expected return on plan assets	(328)	(310)	(1)	(1)
Amortization	61	38	(7)	(6)
Recognized actuarial net loss	7	6	—	—

	100	73	8	11
Net settlement and curtailment loss	2	24	—	1

Total net periodic benefit cost	$102	$97	$8	$12

Stock–Based Compensation

UTC has long-term incentive plans authorizing various types of market and performance-based incentive awards that may be granted to officers and employees. Under the 2005 Long Term Incentive Plan (LTIP), which was approved by shareowners at the Annual Meeting of Shareowners and became effective on April 13, 2005, a maximum of 19 million shares of Common Stock may be awarded. UTC expects that the shares awarded on an annual basis will range from 1% to 1.5% of shares outstanding. The 2005 LTIP will expire after all shares have been awarded or April 30, 2010, whichever is sooner. The 2005 LTIP, which does not contain an annual award limit, replaces UTC’s previous long-term incentive plan which provided for the annual grant of awards in an amount not to exceed 2% of the aggregate number of shares of outstanding Common Stock, treasury shares and common stock equivalents (as determined by UTC in the calculation of earnings per share on a diluted basis) for the preceding year. Following approval of the 2005 LTIP on April 13,

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

2005, UTC will not grant any new awards under previously existing equity compensation plans. Under all long-term incentive plans, the exercise price of stock option and stock appreciation rights awards is set on the grant date and may not be less than the fair market value per share on that date. Generally, awards have a term of ten years and a minimum three-year vesting schedule. In the event of retirement, awards held for more than one year shall immediately become vested and exercisable. Additionally, awards with performance-based vesting will also generally be subject to a three-year performance measurement period. In the event of retirement before completion of the three-year performance measurement period, awards may remain eligible to vest. UTC has historically repurchased shares in an amount at least equal to the number of shares issued under its equity compensation arrangements and expects to continue this objective.

UTC adopted SFAS No. 123(R) as of January 1, 2005 using the modified retrospective method described in the standard. This standard requires the cost of stock options to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with the standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, “Accounting for Stock Issued to Employees”. Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

The following table illustrates the effect of retrospective application on the beginning balances of common stock, future income tax benefits and retained earnings as if the fair value method described in SFAS No. 123(R) had been applied to all prior years for which SFAS No. 123 was effective:

In Millions	As of December 31, 2004
Reported Common Stock	$7,159
Adjustment	947

Common Stock	$8,106

Reported Future income tax benefits	$1,124
Adjustment	258

Future income tax benefits	$1,382

Reported Retained Earnings	$14,569
Adjustment	(689)

Retained Earnings	$13,880

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

For the quarter ended March 31, 2005, $35 million of compensation cost was recognized in operating results as compared to $43 million for the first three months of 2004. The associated future income tax benefit recognized was $11 million for the first quarter 2005 and $15 million for the first quarter 2004.

For the quarter ended March 31, 2005, the amount of cash received from the exercise of stock options was $86 million with an associated tax benefit realized of $28 million. Also, in accordance with SFAS No. 123(R), for the quarters ended March 31, 2005 and 2004, $17 million and $30 million respectively, of certain tax benefits have been reported as operating cash outflows with corresponding cash inflows from financing activities.

At March 31, 2005, there was $216 million of total unrecognized compensation cost related to non-vested awards granted under long-term incentive plans. This cost is expected to be recognized ratably over a weighted-average period of 1.7 years.

A summary of the transactions under all long term incentive plans for the quarter ended March 31, 2005 follows:

	Stock Options		Other Incentive Shares/Units
(Shares and units in thousands)	Shares	Average Price*	Shares/Units
Outstanding at:
December 31, 2004	43,739	$66.51	351
Granted	4,867	102.55	5
Exercised/earned	(1,867)	55.28	(45)
Canceled	(328)	81.21	(12)

March 31, 2005	46,411	$70.66	299

*	weighted-average exercise price

The weighted average grant date fair value of options granted during the quarter ended March 31, 2005 was $27.76 and during the quarter ended March 31, 2004 was $30.89. The fair value of shares earned during the quarters ended March 31, 2005 and 2004 was $206 million and $116 million, respectively. The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the quarter ended March 31, 2005 and 2004 was $87 million and $111 million, respectively.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at March 31, 2005:

(shares in thousands, intrinsic value in millions)
Options Outstanding Expected to Vest				Options Outstanding that are Exercisable
Shares	Average Price*	Intrinsic Value	Remaining Term**	Shares	Average Price*	Intrinsic Value	Remaining Term**
45,210	$70.06	$1,434	6.4	28,712	$60.50	$1,181	5.0

*	weighted-average exercise price
**	weighted-average contractual remaining life in years

As of January 1, 2005, the fair value of each option award is estimated on the date of grant using a binomial lattice model. Prior to January 1, 2005, the fair value of each option award was estimated on the grant date using a Black-Scholes valuation model. The following table indicates the assumptions used in estimating fair value for the quarters ended March 31, 2005 and 2004. Because lattice-based options models incorporate ranges of assumptions for inputs, those ranges are as follows:

	Quarter Ended March 31,
	2005 (Binomial Lattice)	2004 (Black-Scholes)
Expected volatility	20% to 23%	38%
Weighted-average volatility	22%	n/a
Expected term (in years)	7.4 to 7.9	5
Expected dividends	1.5%	1.5%
Risk-free rate	2.0% to 4.3%	3.1%

Expected volatilities are based on the returns of UTC stock, including its historical volatility for the Black-Scholes valuation model and implied volatilities from traded options on UTC’s stock for the binomial lattice model. UTC uses historical data to estimate option exercise and employee termination behavior within the valuation model. Separate employee groups and option characteristics are considered separately for valuation purposes. The expected term represents an estimate of the period of time options are expected to remain outstanding. The range provided in the above table represents expected behavior for certain groups of employees who have historically exhibited different behavior. The risk-free rate is based on the term structure of interest rates at the time of option grant.

Note 7: Restructuring and Related Costs

During the first three months of 2005, UTC recorded net pre-tax restructuring and related charges in the business segments totaling $50 million for new and ongoing restructuring actions as follows: Otis $5 million, Carrier $25 million, UTC Fire & Security $1 million, Pratt & Whitney $10 million and Hamilton Sundstrand $9 million. The charges included $42 million in cost of sales and $8 million in selling, general and administrative expenses. As described below, these charges relate to actions initiated during 2005 and 2004.

2005 Actions During the first three months of 2005, UTC initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. UTC recorded net pre-tax restructuring and related charges totaling $28 million, including $22 million in cost of sales and $6 million in selling, general and administrative expenses.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

As of March 31, 2005, net workforce reductions of approximately 100 employees of an expected 640 employees have been completed, and 100,000 net square feet of facilities of an expected 450,000 net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion by early 2006.

The following table summarizes the accrual balances and utilization by cost type for the 2005 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended March 31, 2005

Net pre-tax restructuring charges	$20	$7	$1	$28
Utilization	(4)	(7)	(1)	(12)

Balance at March 31, 2005	$16	$—	$—	$16

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$26	$7	$17	$50
Costs incurred – quarter ended March 31, 2005	(20)	(7)	(1)	(28)

Remaining costs at March 31, 2005	$6	$—	$16	$22

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by segment:

In Millions	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Total
Expected costs	$6	$28	$8	$6	$1	$1	$50
Costs incurred – quarter ended March 31, 2005	(5)	(19)	(1)	(2)	(1)	—	(28)

Remaining costs at March 31, 2005	$1	$9	$7	$4	$—	$1	$22

2004 Actions During the first three months of 2005, UTC recorded net pre-tax restructuring and related charges in the business segments totaling $22 million for restructuring actions initiated in 2004, including $20 million in cost of sales and $2 million in selling, general and administrative expenses. The 2004 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and Pratt & Whitney’s Space Propulsion facility located in San Jose, California.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

As of March 31, 2005, net workforce reductions of approximately 4,000 employees of an expected 5,700 employees have been completed, and 1.5 million net square feet of facilities of an expected 5.9 million net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion by early 2006.

The following table summarizes the accrual balances and utilization by cost type for the 2004 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended March 31, 2005

Restructuring accruals at December 31, 2004	$206	$—	$11	$217
Net pre-tax restructuring charges	1	2	19	22
Utilization	(52)	(2)	(15)	(69)

Balance at March 31, 2005	$155	$—	$15	$170

The following table summarizes expected, incurred and remaining costs for the 2004 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$331	$81	$262	$674
Costs incurred through December 31, 2004	(324)	(79)	(139)	(542)
Costs incurred – quarter ended March 31, 2005	(1)	(2)	(19)	(22)

Remaining costs at March 31, 2005	$6	$—	$104	$110

The following table summarizes expected, incurred and remaining costs for the 2004 restructuring actions by segment:

In Millions	Otis	Carrier	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Eliminations and Other	Total
Expected costs	$124	$202	$182	$142	$9	$15	$674
Costs incurred through December 31, 2004	(120)	(179)	(149)	(70)	(9)	(15)	(542)
Costs incurred – quarter ended March 31, 2005	—	(6)	(8)	(8)	—	—	(22)

Remaining costs at March 31, 2005	$4	$17	$25	$64	$—	$—	$110

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Note 8: Derivative Instruments and Hedging Activities

UTC uses derivative instruments, including swaps, forward contracts and options to manage certain foreign currency and interest rate exposures. Derivative instruments are viewed as risk management tools by UTC and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

At March 31, 2005 and December 31, 2004, the fair value of derivatives recorded as assets was $161 million and $165 million, respectively, and the fair value of derivatives recorded as liabilities was $34 million and $43 million, respectively. Of the amount recorded in shareowners’ equity, a $79 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended March 31, 2005 were immaterial. All open derivative contracts accounted for as cash flow hedges mature by December 2009.

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters ended March 31, 2005 and 2004 is provided below.

	Quarter Ended March 31,
In Millions	2005	2004
Shareowners’ Equity, beginning of period	$14,266	$11,953
Common Stock issued under employee plans	182	182
Common Stock repurchased	(115)	(216)
Dividends paid on Common Stock	(208)	(166)
Dividends paid on ESOP Common Stock	(10)	(9)
Non-shareowners’ Changes in Equity:
Net income	651	551
Foreign currency translation, net	(46)	47
Unrealized holding (loss) gain on marketable equity securities, net	(23)	6
Cash flow hedging gain (loss), net	3	(13)

Shareowners’ Equity, end of period	$14,700	$12,335

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

On April 13, 2005, the Board of Directors approved a 2-for-1 split of UTC’s Common Stock in the form of a stock dividend. The stock dividend will be issued June 10, 2005 to shareowners of record at the close of business on May 20, 2005. The Board also doubled the outstanding authorization for the repurchase of UTC Common Stock in keeping with the stock split. The following selected pro forma financial information is provided to show the effects of the stock dividend as if it had occurred as of the beginning of the fiscal year presented:

	Quarter Ended March 31,		Year Ended December 31,
(Shares in Million)	2005	2004	2004	2003	2002	2001	2000
Pro Forma Earnings per share of common stock:
Basic	$ 0.66	$0.55	$2.69	$2.36	$2.24	$1.95	$1.84
Diluted	$ 0.64	$0.54	$2.64	$2.22	$2.09	$1.82	$1.71

Pro Forma Average Shares:
Basic	992	996	993	948	945	941	940
Diluted	1,016	1,016	1,011	1,006	1,011	1,011	1,016

Note 10: Guarantees

UTC extends a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2004.

The changes in the carrying amount of service and product warranties and product performance guarantees for the three months ended March 31, 2005 are as follows:

In Millions
Balance as of January 1, 2005	$1,185
Warranties and performance guarantees issued	92
Settlements made	(97)
Other	2

Balance as of March 31, 2005	$1,182

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Note 11: Contingent Liabilities

Summarized below are the matters previously described in Notes 1 and 15 of the Notes to the Consolidated Financial Statements in UTC’s Annual Report, incorporated by reference in Form 10-K for calendar year 2004.

Environmental

UTC’s operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations.

Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. For sites with multiple responsible parties, UTC considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Liabilities with fixed or reliably determinable future cash payments are discounted. Accrued environmental liabilities are not reduced by potential insurance reimbursements. UTC periodically reassesses these accrued amounts. Management believes that the likelihood of incurring losses materially in excess of amounts accrued is remote.

Government

UTC is the subject of one or more investigations and legal proceedings initiated by the U.S. Government with respect to government contract matters. UTC believes that in light of the current U.S. Government contracting environment it will be the subject of one or more U.S. Government investigations. If UTC or one of its business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violations of certain environmental export laws) it could be suspended from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, UTC could be fined and debarred from new U.S. Government contracting for a period generally not to exceed three years. Any contracts found to be tainted by fraud could be voided by the U.S. Government.

UTC’s contracts with the U.S. Government are also subject to audits. Like many defense contractors, UTC has received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. UTC has made voluntary refunds in those cases it believes appropriate and continues to litigate certain cases. In addition, UTC accrues for liabilities associated with those matters that are probable and can be reasonably estimated.

As previously disclosed in the fourth quarter of 2003, UTC received a demand notice for $755 million from the U.S. Department of Defense (DoD) relating to an ongoing dispute over Pratt & Whitney’s government cost accounting practices for engine parts received from its partners on certain commercial engine collaboration programs from 1984 to the present. The case is currently pending before the Armed Services Board of Contract Appeals (ASBCA).

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

In addition, and as previously disclosed, the U.S. Department of Justice (DOJ) filed a complaint against UTC in 1999 under the civil False Claims Act and other theories related to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine. The DOJ alleges that the Government overpaid for engines because Pratt & Whitney inflated certain costs and withheld data. The Government claims damages of $624 million. UTC believes this estimate is substantially overstated, denies any liability and is vigorously defending the matter. Trial of this matter was completed in December 2004 and a decision is expected in 2005.

Should the U.S. Government ultimately prevail with respect to one or more of the significant government contracting matters UTC has disclosed, the outcome could result in a material effect on UTC’s results of operations in the period the matter is resolved. However, UTC believes that the resolution of these matters will not have a materially adverse effect on UTC’s results of operations, competitive position, cash flows or financial condition.

As previously disclosed, the European Commission’s competition directorate (the Commission) conducted inspections in early 2004 at offices of UTC’s Otis subsidiary in Berlin, Brussels, Luxembourg and Paris. The inspections relate to the Commission’s ongoing investigation of possible unlawful collusive arrangements involving the elevator and escalator industry in Europe. UTC is cooperating fully with the Commission’s investigation. Based on the results of its own internal investigation, UTC believes that some Otis employees in limited European locations engaged in activities at a local level in violation of Otis and UTC policies, and may have violated applicable competition law. It is still too early in the Commission’s investigation for UTC to reasonably estimate the civil fines to which it would likely be subject. The aggregate amount of such fines, if ultimately imposed, could be material to UTC’s operating results for the period in which the liability would be recognized or cash flows for the period in which the fines would be paid. UTC does not believe that any such fines would have a materially adverse effect on UTC’s financial condition, or that the resolution of this matter would have a materially adverse effect on Otis’ competitive position.

Other

UTC extends performance and operating cost guarantees beyond its normal warranty and service policies for extended periods on some of its products. UTC has accrued its estimated liability that may result under these guarantees and for service costs which are probable and can be reasonably estimated.

UTC also has other commitments and contingent liabilities related to legal proceedings, self insurance programs and matters arising out of the normal course of business.

UTC has accrued for environmental investigatory, remediation, operating and maintenance costs, performance guarantees and other litigation and claims based on management’s estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, management believes that resolution of these matters will not have a material impact on UTC’s financial condition, results of operations or cash flows.

Note 12: Segment Financial Data

UTC’s operations are classified into six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The UTC Fire & Security segment was created upon the acquisition of Kidde and includes the former Chubb segment and the newly acquired Kidde business. Hamilton Sundstrand and Sikorsky, which comprised the former Flight Systems segment, are now being reported as separate segments. The segments are generally based on the management structure of the businesses and the groupings of similar operating companies where each management organization has general operating autonomy over diversified products and services. Segment financial data include the results of UTC’s majority-owned businesses, consistent with the management reporting of these businesses.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

As discussed more fully in Note 6 to the Condensed Consolidated Financial Statements, UTC adopted the provisions of SFAS No. 123(R),”Share-Based Payment”, effective January 1, 2005. Accordingly, the impact of stock options granted has been included in the operating results noted below, with prior periods restated to include the pro forma amounts previously reported under SFAS No. 123 using a Black-Scholes valuation.

Beginning in 2005, interest income has been reclassified from segment revenues and operating profit to Eliminations and other. Prior periods have been restated for comparability.

Results for the quarters ended March 31, 2005 and 2004 are as follows:

In Millions	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended March 31,	2005	2004	2005	2004	2005	2004
Otis	$2,322	$2,102	$422	$302	18.2%	14.4%
Carrier	2,705	2,230	152	62	5.6%	2.8%
UTC Fire & Security	764	703	39	31	5.1%	4.4%
Pratt & Whitney	2,013	1,939	340	206	16.9%	10.6%
Hamilton Sundstrand	1,028	926	152	131	14.8%	14.1%
Sikorsky	605	560	53	46	8.8%	8.2%

Total segment	9,437	8,460	1,158	778	12.3%	9.2%
Eliminations and other	(30)	186	11	217
General corporate expenses	—	—	(81)	(75)

Consolidated	$9,407	$8,646	$1,088	$920	11.6%	10.6%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under collaboration agreements are recorded as earned and collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended March 31, 2005 and 2004 was approximately $136 million and $131 million, respectively.

Note 13: Accounting Pronouncements

UTC adopted SFAS No. 123(R) as of January 1, 2005 using the modified retrospective method described in the standard. In accordance with the standard, all

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion.

Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory (an amendment to ARB No. 43)” was issued in November 2004 and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 with prospective application. UTC has analyzed the potential effect of the provisions of SFAS No. 151 and does not expect any significant impact.

Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” was issued in March 2005. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. UTC is currently evaluating the potential impact of this Interpretation.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2005 and 2004, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated April 26, 2005, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of March 31, 2005, and the related condensed consolidated statement of operations for each of the three-month periods ended March 31, 2005 and 2004, and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2005 and 2004. This interim financial information is the responsibility of the Corporation’s management.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, of cash flows and of changes in shareowners’ equity for the year then ended, management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004; and in our report dated February 10, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/    PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut

April 26, 2005

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

UTC operates in six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The UTC Fire & Security segment was created upon the acquisition of Kidde to include the former Chubb segment and the newly acquired Kidde business, excluding the aircraft fire protection systems business which is being merged into Hamilton Sundstrand. Sikorsky and Hamilton Sundstrand, which comprised the former Flight Systems segment, are now reported as separate segments. Otis, Carrier and UTC Fire & Security serve customers in the worldwide commercial and residential property industries. Carrier also serves commercial and transport refrigeration customers. Pratt & Whitney, Hamilton Sundstrand and Sikorsky primarily serve commercial and government customers in the aerospace industry and also serve customers in industrial markets.

For discussion of UTC’s business environment, refer to the discussion of “Business Environment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in UTC’s Annual Report incorporated by reference in UTC’s Form 10-K for calendar year 2004. The current status of significant factors impacting UTC’s business environment in 2005 is discussed below.

Overall global economic conditions have contributed positively to revenue growth in both the commercial and aerospace businesses in the first three months of 2005. North American heating, ventilating & air conditioning (HVAC) remains strong while the commercial refrigeration market continues to show gradual improvement. In the aerospace businesses, the continued improvement in revenue passenger miles is benefiting commercial aircraft production and, to a lesser extent, aftermarket revenue levels. Conversely, changes in the U.S. military’s needs has shifted U.S. Government spending from fixed-wing military aircraft to rotary-wing aircraft. This has adversely impacted some military fixed-wing aftermarket revenues, but has contributed to growth in helicopter production and related aftermarket revenues.

Foreign currency translation benefited both revenues and operating profit in the first three months of 2005, due primarily to the strength of the Euro in relation to the U.S. dollar. As part of its globalization strategy, UTC invests in many countries including China. Revenue growth in China during the first quarter 2005 was strong and benefited both the commercial and industrial businesses.

UTC’s growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved, can affect UTC’s operations and results. In December 2004, UTC announced its offer to purchase 100% of the outstanding shares of Kidde plc for approximately $3 billion. Kidde is a global provider of fire safety products and services, including aircraft fire protection systems, to commercial, industrial, aerospace and retail customers in 29 countries. The addition of Kidde’s fire suppression products and services to UTC’s existing fire safety business will establish it as a global leader within the fire safety industry. In addition, the strong U.S. presence of Kidde will augment the largely European and Australian revenue base in the existing Chubb operations. For the balance of 2005, Kidde is expected to contribute approximately $1.5 billion of revenues and $120 million of operating profit after the incremental intangible amortization and integration costs.

In the first quarter of 2005, UTC announced an agreement with The Boeing Company to acquire its Rocketdyne Propulsion & Power business, and plans to acquire Lenel Systems International Inc. Both

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

acquisitions are expected to close in the second quarter of 2005 and are subject to regulatory clearance. Rocketdyne is a leader in sophisticated aerospace propulsion systems including the Space Shuttle main engine and engines used on the Delta rocket programs. The Rocketdyne business is expected to be integrated into UTC’s existing space propulsion, space power and energy businesses within the Pratt & Whitney and Hamilton Sundstrand segments. Lenel is a leader in the development and delivery of scalable, integrated security software systems and business solutions for both the commercial and government security markets. After the acquisition is finalized, Lenel will be part of the UTC Fire & Security segment and will augment existing technology by providing market development capability in the homeland security and other high-end integrated markets.

As worldwide businesses, UTC’s operations are affected by global and regional industry, economic and political factors. However, UTC’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on its consolidated results.

Continued increases in certain commodity prices such as steel, copper and aluminum have had an adverse impact on earnings in the first three months of 2005 of approximately $100 million, and are expected to have a total impact on earnings for the year of approximately $300 million.

In addition to the factors noted above, certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather. Carrier customarily offers its customers incentives to purchase products in anticipation of the selling season to ensure adequate supply of products in the distribution channel. As of March 2005, inventories in the North American and European HVAC distribution channels were higher than the prior year as a result of the weaker than anticipated selling season in 2004 and customer incentives to purchase products in advance of announced price increases.

Other

Government legislation, policies and regulations can have an adverse impact on UTC’s worldwide operations. Government regulation of refrigerants and energy efficiency standards, elevator safety codes and fire protection regulations are important to UTC’s commercial businesses. Government and market-driven safety and performance regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact UTC’s aerospace and defense businesses.

Continued commercial airline financial distress, changes in commodity prices, interest rates and foreign currency exchange rates create uncertainties that could impact UTC’s earnings outlook for the remainder of 2005.

CRITICAL ACCOUNTING ESTIMATES

Preparation of UTC’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in UTC’s Annual Report, incorporated by reference in Form 10-K for the calendar year 2004, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in UTC’s critical accounting estimates during the first three months of 2005.

The IRS is nearing completion of the examination phase of its audit of UTC for the tax years 1994 to 1999. Determination of the financial statement impact is subject to resolution with the IRS of disputed items associated with the examination. Although the outcome of these matters cannot presently be determined, UTC believes adequate provision has been made for any potential unfavorable financial statement impact.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The American Jobs Creation Act, signed into law in October of 2004, provides an opportunity to repatriate up to $500 million of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. UTC continues to evaluate the effects of the repatriation provision and expects to make a decision on implementation later in 2005.

RESULTS OF CONTINUING OPERATIONS

Consolidated revenues were $9,407 million in the first quarter of 2005, an increase of $761 million (9%) when compared to the same period of 2004. The first quarter increase reflects organic growth (6%), revenue contributed from acquisitions (4%) and the favorable impact of foreign currency translation (2%), primarily resulting from the continued strength of the Euro in relation to the U.S. dollar. These increases were partially offset by the reduction in financing and other income (3%) as discussed below. The commercial businesses benefited from growth across all geographic regions with the North American HVAC and truck/trailer refrigeration businesses leading the growth at Carrier. Military aerospace volume was generally flat across UTC’s aerospace businesses. This reflects lower development revenues at Pratt & Whitney, the loss of the Comanche program at Sikorsky, and reduced aftermarket revenues at Hamilton Sundstrand. Partially offsetting these declines were improvements in development revenues at Hamilton Sundstrand and in the non-Comanche development revenues at Sikorsky. The commercial aerospace original equipment market and aftermarket volume remained strong led by increased Pratt & Whitney Canada engine sales and Sikorsky helicopter deliveries.

Net financing revenues and other income decreased $191 million in the first quarter of 2005 when compared to the same period of 2004. The decrease results primarily from the inclusion of a $250 million payment from DaimlerChrysler in the first quarter of 2004 associated with the release from commitments made in support of MTU Aero Engines GmbH. Other income in the first quarter of 2005 includes a $32 million gain from the sale of a portion of the shares held in Snecma, a French aerospace company. A further gain is anticipated in the second quarter of 2005 upon the completion of the announced acquisition of Snecma by SAGEM.

Gross margin as a percentage of sales increased 190 basis points in the first quarter of 2005 to 26.8% from 24.9% in the first quarter of 2004. The increase was due to lower restructuring charges of $179 million in the first quarter of 2005 (214 basis points) and the absence of a Pratt & Whitney collaboration matter for $42 million that adversely impacted the first quarter of 2004 (50 basis points), offset partially by the impact of increased commodity costs, principally at Carrier, of approximately $100 million in the first quarter of 2005 (111 basis points). Higher commercial aerospace aftermarket volume, productivity improvements and price increases contributed the remaining 37 basis points of improvement.

UTC’s research and development spending includes both company and customer funded programs. Total research and development spending for UTC decreased $87 million (11%) to $671 million in the first quarter of 2005 compared to the same period of 2004.

Company-funded research and development spending in the first quarter of 2005 decreased $20 million (6%) compared to the same quarter of 2004 primarily due to the timing of expenditures. Lower first quarter spending at Pratt & Whitney (net of reimbursement from technological funding agreements) and Sikorsky was partially offset by incremental company-funded research and development at Hamilton Sundstrand on the Boeing 787 program. As a percentage of sales, research and development was 3.1% in the first quarter of 2005, compared to 3.7% in the same period of 2004.

In addition to company-funded programs, costs related to customer funded research and development programs were $380 million in the first quarter of 2005, compared to $447 million for the same period of 2004. The first quarter decrease is primarily attributable to the Comanche program termination at Sikorsky and lower spending on the Joint Strike Fighter program at Pratt & Whitney.

Company-funded research and development spending for the full year is expected to increase slightly over 2004 levels. Combined company and customer funded research and development spending in 2005 is expected to be slightly lower than 2004.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Selling, general and administrative expenses increased $73 million (6%) in the first quarter of 2005 compared to the same period of 2004. The first quarter increase is due primarily to the acquisition and integration of Linde, partially offset by lower restructuring charges ($26 million) in the first quarter of 2005. As a percentage of sales, selling, general and administrative expenses decreased to 13.0% in the first quarter of 2005 compared to 13.6% in the first quarter of 2004.

Interest expense increased $13 million (15%) in the first quarter of 2005 compared to the same period of 2004, reflecting a higher average interest rate and higher average outstanding borrowings.

The effective income tax rates for the first quarter of 2005 and 2004 were 28.0% and 27.6%, respectively.

Net income increased $100 million (18%) and diluted earnings per share increased $0.20 (19%) in the first quarter of 2005 compared with the same period of 2004. The favorable impact of foreign currency translation contributed $0.03 per share in the first quarter of 2005.

Restructuring and Related Costs

During the first three months of 2005, UTC recorded net pre-tax restructuring and related charges in the business segments totaling $50 million for new and ongoing restructuring actions as follows: Otis $5 million, Carrier $25 million, UTC Fire & Security $1 million, Pratt & Whitney $10 million and Hamilton Sundstrand $9 million. The charges included $42 million in cost of sales and $8 million in selling, general and administrative expenses. As described below, these charges relate to actions initiated during 2005 and 2004.

2005 Actions During the first three months of 2005, UTC initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. UTC recorded net pre-tax restructuring and related charges in the business segments totaling $28 million as follows: Otis $5 million, Carrier $19 million, UTC Fire & Security $1 million, Pratt & Whitney $2 million and Hamilton Sundstrand $1 million. The charges included $22 million in cost of sales and $6 million in selling, general and administrative expenses. Those costs included $20 million for severance and related employee termination costs, $7 million for asset write-downs, including impairments, and $1 million for facility exit and lease termination costs.

The 2005 actions are expected to result in net workforce reductions of approximately 640 hourly and salaried employees, the exiting of approximately 450,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2005, net workforce reductions of approximately 100 employees have been completed and 100,000 net square feet of facilities have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion by early 2006. Approximately 80% of the total pre-tax charge will require cash payments, which will be primarily funded by cash generated from operations. During the first quarter of 2005, UTC had pre-tax cash outflows of approximately $2 million related to the 2005 programs. Additional restructuring and related charges of $22 million are expected to be incurred to complete these actions. Recurring pre-tax savings are expected to increase over a two-year period to approximately $30 million annually.

2004 Actions During the first three months of 2005, UTC recorded net pre-tax restructuring and related charges of $22 million for actions initiated in 2004. The 2004 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and Pratt & Whitney’s Space Propulsion facility located in San Jose, California. The charges for the first three months of 2005 were recorded in

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

UTC’s segments as follows: Carrier $6 million, Pratt & Whitney $8 million and Hamilton Sundstrand $8 million. The charges included $20 million in cost of sales and $2 million in selling, general and administrative expenses. These costs included $1 million for severance and related employee termination costs, $2 million for asset write-downs, including impairments, and $19 million for facility exit and lease termination costs.

The 2004 actions are expected to result in net workforce reductions of approximately 5,700 hourly and salaried employees, the exiting of approximately 5.9 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2005, net workforce reductions of approximately 4,000 employees have been completed and 1.5 million net square feet of facilities have been exited. The majority of the remaining workforce and facility actions are targeted for completion by the end of 2005. A significant portion of the remaining square footage to be eliminated under the 2004 actions relates to facilities at Carrier and Pratt & Whitney. Approximately 60% of the total pre-tax charges will require cash payments, which will be primarily funded by cash generated from operations. During the first quarter of 2005, UTC had pre-tax cash outflows of approximately $65 million related to the 2004 programs. Additional restructuring and related charges of $110 million are expected to be incurred to complete these actions. Recurring pre-tax savings are expected to increase over a two-year period to approximately $295 million annually.

Additional 2005 Actions

UTC expects to incur approximately $100 million of additional restructuring costs in the remainder of 2005 related to previously announced restructuring actions. UTC may initiate additional restructuring actions during the remainder of 2005 through its continuing cost reduction efforts. No specific plans for significant new actions have been finalized at this time.

Segment Review

Revenues, operating profits and operating profit margins of UTC’s principal segments include the results of all majority-owned subsidiaries, consistent with the management reporting of these businesses. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2005 and 2004 are included in “Eliminations and other,” which also includes certain small subsidiaries.

As discussed more fully in Note 6 to the Condensed Consolidated Financial Statements, UTC adopted the provisions of SFAS No. 123(R) “Share-Based Payment” effective January 1, 2005. Accordingly, the impact of stock options granted has been included in the operating results noted below, with prior periods restated to include the pro-forma amounts previously reported under SFAS No. 123 using a Black-Scholes valuation.

Beginning in 2005, interest income has been reclassified from segment revenues and operating profit to Eliminations and other. Prior periods have been restated for comparability.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Results for the quarters ended March 31, 2005 and 2004 are as follows:

In Millions	Revenues		Operating Profits		Operating Profit Margin
Quarter Ended March 31,	2005	2004	2005	2004	2005	2004
Otis	$2,322	$2,102	$422	$302	18.2%	14.4%
Carrier	2,705	2,230	152	62	5.6%	2.8%
UTC Fire & Security	764	703	39	31	5.1%	4.4%
Pratt & Whitney	2,013	1,939	340	206	16.9%	10.6%
Hamilton Sundstrand	1,028	926	152	131	14.8%	14.1%
Sikorsky	605	560	53	46	8.8%	8.2%

Total segment	9,437	8,460	1,158	778	12.3%	9.2%
Eliminations and other	(30)	186	11	217
General corporate expenses	—	—	(81)	(75)

Consolidated	$9,407	$8,646	$1,088	$920	11.6%	10.6%

First quarter 2005 restructuring and related charges included in consolidated operating profit totaling $50 million are as follows: Otis $5 million, Carrier $25 million, UTC Fire & Security $1 million, Pratt & Whitney $10 million and Hamilton Sundstrand $9 million. The first quarter 2004 restructuring and related charges included in consolidated operating profit totaled $259 million and were as follows: Otis $68 million, Carrier $113 million, Pratt & Whitney $51 million, Hamilton Sundstrand $20 million, Sikorsky $1 million and Eliminations and other $6 million.

Otis revenues increased $220 million (10%) in the first quarter of 2005 compared to the same period of 2004. Organic growth (5%), the favorable impact of foreign currency translation (4%), and the impact of acquisitions (1%) comprised the year over year improvement. Revenue growth was experienced across all geographic regions.

Otis operating profits increased $120 million (40%) in the first quarter of 2005 compared to the same period of 2004. The increase reflects lower restructuring charges in 2005 of $63 million (21%), higher volume and cost efficiencies partially offset by higher commodity prices (13%), and the favorable impact of foreign currency translation (6%).

Carrier revenues increased $475 million (21%) in the first quarter of 2005 compared to the same period of 2004. All businesses reported year over year revenue growth, led by the North American HVAC and transport refrigeration segments. Acquisitions (12%), principally Linde, organic growth (7%) and the favorable impact of foreign currency translation (2%) comprised the first quarter 2005 growth.

Carrier operating profits increased $90 million (145%) in the first quarter compared to the same period of 2004 due primarily to $88 million (142%) of lower restructuring charges in 2005. The first quarter profit also primarily reflects improvements from higher volume, pricing and factory productivity which were offset by higher commodity costs and approximately $9 million (15%) for the seasonal impact of Linde.

UTC Fire & Security revenues increased $61 million (9%) in the first quarter of 2005 compared to the same period of 2004. Increases across all geographic segments generated approximately half of the growth with foreign currency translation generating the balance.

Operating profits increased $8 million (26%) in the first quarter of 2005 compared to the same period of 2004. Benefits from restructuring actions previously taken, price increases and volume growth contributed $6 million of the operating profit increase (19%) with the impact of foreign currency translation contributing the remaining $2 million (7%).

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Pratt & Whitney revenues increased $74 million (4%) in the first quarter of 2005 compared to the same period of 2004. The first quarter increase reflects higher commercial aerospace revenues (7%), primarily from higher volume in the commercial aftermarket and higher engine shipments at Pratt & Whitney Canada. Military aerospace, space and power systems revenues were down a combined 3% in the quarter.

Pratt & Whitney operating profits increased $134 million (65%) in the first quarter of 2005, compared to the same period of 2004. Higher volumes, cost reduction and productivity gains (primarily in the commercial aerospace business) contributed $25 million (12%) of the year over year growth. The remaining improvement was due to lower net research and development spending, primarily related to program timing, $26 million (13%), lower restructuring costs in 2005 of $41 million (20%), and the $42 million (20%) of first quarter 2004 costs associated with the collaboration accounting litigation matter.

Hamilton Sundstrand revenues increased $102 million (11%) in the first quarter of 2005 due to volume improvements in the industrial businesses, space, and commercial aftermarket as partially offset by the decline in military aftermarket revenues (7%), acquisitions (3%) and foreign currency translation (1%).

Hamilton Sundstrand’s operating profits increased $21 million (16%) in the first quarter of 2005 compared to the same period of 2004 due principally to industrial volume growth (8%), lower restructuring charges (8%) and volume growth in commercial aerospace aftermarket, offset by the decline in military spares, higher research & development spending, related principally to the Boeing 787 program, and the effects of commodity price increases.

Sikorsky revenues increased $45 million (8%) in the first quarter of 2005 compared to the same period of 2004. Strong commercial aircraft and aftermarket sales offset the loss of Comanche revenues to contribute 7% of the year over year revenue growth. Revenues from acquisitions contributed the balance of the growth.

Sikorsky’s operating profits increased $7 million (15%) in the first quarter of 2005 compared to the same period of 2004. The increase in year over year profits was due to reduced research and development spending and selling, general and administrative costs (20%). Aircraft product mix and the loss of the Comanche program partially offset this benefit.

Eliminations and other revenues and operating profits in the first quarter of 2005 include a $32 million gain from the sale of a portion of the shares held in Snecma, an equity investment in a French aerospace company. The first quarter 2004 revenues and operating profits included a one-time $250 million gain from a settlement with DaimlerChrysler.

LIQUIDITY AND FINANCIAL CONDITION

Management assesses UTC’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

In Millions	March 31, 2005	December 31, 2004	March 31, 2004
Cash and cash equivalents	$1,963	$2,265	$1,731
Total debt	4,845	5,591	5,005
Net debt (total debt less cash)	2,882	3,326	3,274
Shareowners’ equity	14,700	14,266	12,335
Total capitalization (debt plus equity)	19,545	19,857	17,340
Net capitalization (debt plus equity less cash)	17,582	17,592	15,609
Debt to total capitalization	25%	28%	29%
Net debt to net capitalization	16%	19%	21%

The first quarter decrease in cash and cash equivalents is due principally to the cash used to repay short-term debt, as reflected in the improvements to the debt to capitalization ratios.

Net cash flows provided by operating activities in the first quarter of 2005 increased $86 million from the first quarter of 2004 to $846 million. Net income growth of $100 million and $243 million of benefit from lower 2005 voluntary pension contributions ($65 million was contributed in 2005 compared to $308 million in 2004) was offset by an unfavorable working capital impact of $394 million (working capital was a use of cash of $104 million in 2005 versus a source of cash of $290 million in 2004). The first quarter 2004 cash flow also benefited from a $250 million payment on a settlement with DaimlerChrysler.

Cash used in investing activities was $174 million for the first three months of 2005 compared with $96 million for the same period of 2004. The increase is attributable to higher capital expenditures (an increase of $29 million) and increased spending on acquisitions, principally Kidde. Capital expenditures for the year 2005 are expected to approximate current year depreciation levels. UTC expects total investments in businesses for the full year 2005 to approximate $4.5 billion, including debt assumed. This includes $3.6 billion for the previously announced acquisitions of Kidde, Rocketdyne and Lenel, all of which are anticipated to close in the second quarter of 2005. However, actual acquisition spending may vary depending upon the timing and availability of appropriate acquisition opportunities.

In December 2004, UTC announced its offer to purchase 100% of the outstanding shares of Kidde plc for approximately $3.0 billion including approximately $300 million of debt assumed. In 2004, UTC purchased an initial interest of slightly less than 20% of the outstanding shares of Kidde for approximately $450 million. Effective April 1, 2005, UTC’s offer for the remaining outstanding shares of Kidde became wholly unconditional. As of April 25, 2005, UTC had paid for approximately 96.5% of the outstanding shares of Kidde, with payment for the remaining shares to be made during the second quarter of 2005.

Customer financing activity provided a net $54 million source of cash in the first three months of 2005 compared to a $12 million net use of cash in the first three months of 2004. While UTC expects that 2005 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. UTC may also arrange for third-party investors to assume a portion of its commitments. UTC had financing and rental commitments of approximately $1,035 million and $838 million related to commercial aircraft at March 31, 2005 and December 31, 2004, respectively.

Net cash flows used in financing activities of $976 million for the first three months of 2005 was $417 million more than the same period of 2004 and is largely attributable to the repayment of short-term borrowings. At March 31, 2005, UTC had credit commitments from banks under two revolving credit agreements. The first commitment, which totals $1.5 billion, serves as a back-up facility for the issuance of commercial paper. The second commitment, for $2.5 billion is in support of UTC’s offer to acquire Kidde, including back-up issuance of commercial paper to support the acquisition. As of March 31, 2005, there were no borrowings under the revolving credit agreements. By April 15, 2005, UTC had issued $2.2 billion of commercial paper to support the funding of the Kidde acquisition using the the $2.5 billion revolving credit facility as back-up. UTC expects to replace some or all of this commercial paper in the second quarter of 2005 with long-term debt.

At March 31, 2005, up to approximately $2 billion of additional debt and equity securities could be issued under shelf registration statements on file with the Securities and Exchange Commission.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

UTC repurchased $115 million of common stock, representing approximately 1.1 million shares, in the first three months of 2005 under a previously announced share repurchase program. In March 2005, UTC announced that the Board of Directors authorized the renewal of UTC’s 30 million common share repurchase program. The new authorization replaces the previous program. Amounts that were available for repurchase under the previous program, lapsed and are no longer available. At March 31, 2005 approximately 29 million shares remain available for repurchase under the program authorized in 2005. UTC expects total share repurchases in 2005 to be at least $600 million; however, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a use of UTC’s cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs.

In February 2005, the Board of Directors approved a 26% increase to $0.44 per share in its dividend payable in the first quarter of 2005. On April 13, 2005, the Board of Directors approved a 2-for-1 split of UTC’s common stock in the form of a stock dividend. The stock dividend will be issued June 10, 2005 to shareowners of record at the close of business on May 20, 2005.

The funded status of UTC’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. UTC can contribute cash to its plans at its discretion and made $65 million of voluntary cash contributions to its global pension plans during the first three months of 2005. UTC expects total voluntary cash and stock contributions to its global pension plans in 2005 to be at least $500 million.

UTC manages its worldwide cash requirements considering available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of UTC’s subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. UTC has and will continue to transfer cash from those subsidiaries to the parent and to other international subsidiaries when it is cost effective to do so.

UTC believes that existing sources of liquidity are adequate to meet anticipated borrowing needs at comparable risk-based interest rates for the foreseeable future. The extent and timing of acquisition spending can cause variations in UTC’s debt to capital levels. Management anticipates that with the projected second quarter completion of the Kidde, Rocketdyne and Lenel acquisitions, the level of debt to capital will increase but remain sufficient to satisfy UTC’s various cash flow requirements, including further acquisition spending, continued common stock repurchases and pension funding as needed.

Off-Balance Sheet Arrangements and Contractual Obligations

In its 2004 Form 10-K, UTC disclosed its off-balance sheet arrangements and contractual obligations in compliance with the Securities and Exchange Commission’s final ruling on the “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” There have been no other material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business since December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in UTC’s exposure to market risk during the first three months of 2005. For discussion of UTC’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in UTC’s Annual Report incorporated by reference in Form 10-K for the calendar year 2004.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 4. Controls and Procedures

UTC has carried out an evaluation under the supervision and with the participation of UTC’s management, including the Chief Executive Officer, the Vice President, Accounting and Control and the Vice President, Finance, of the effectiveness of the design and operation of UTC’s disclosure controls and procedures as of March 31, 2005. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon UTC’s evaluation, the Chief Executive Officer, the Vice President, Accounting and Control and the Vice President, Finance have concluded that, as of March 31, 2005, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports UTC files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in UTC’s internal control over financial reporting during UTC’s quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, UTC’s internal control over financial reporting.

During the first three months of 2005, UTC invested $125 million in the acquisition of businesses. As part of its ongoing integration activities, UTC is continuing to incorporate its controls and procedures into these recently acquired businesses.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of UTC, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	Future earnings and other measures of financial performance

•	Future cash flow and uses of cash

•	The effect of economic downturns or growth in particular regions

•	The effect of changes in the level of activity in particular industries or markets

•	The availability and cost of materials, components, services and supplies

•	The scope, nature or impact of acquisition activity and integration into UTC’s businesses

•	Product developments and new business opportunities

•	Restructuring costs and savings

•	The outcome of contingencies

•	Future repurchases of common stock

•	Future levels of indebtedness and capital spending

•	Pension plan assumptions and future contributions

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to risk factors in the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities” and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Environment,” “Critical Accounting Estimates,” “Results of Continuing Operations,” and “Liquidity and Financial Condition.” The Corporation’s Annual Report on Form 10-K for the calendar year 2004 also includes important information as to risk factors in the “Business” section under the headings “Description of Business by Segment” and “Other Matters Relating to UTC’s Business as a Whole” and in the “Legal Proceedings” section. Additional important information as to risk factors is included in UTC’s 2004 Annual Report to Shareowners in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Environment,” “Critical Accounting Estimates,” “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see UTC’s reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about UTC’s purchases of equity securities that are registered by UTC pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2005.

2005	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
January 1 – January 31	23	$72.76	—	8,522
February 1 – February 28	253	99.49	250	8,272
March 1 – March 31	907	100.73	887	29,498	*

Total	1,183	$99.93	1,137

*	7,887 shares that could still have been purchased under the limits of the old plan became unavailable as of March 9, 2005 with the authorization of the new program. The 29,498 shares currently available are all under the new plan.

On March 9, 2005, UTC announced that the Board of Directors authorized the repurchase of up to 30 million shares of UTC’s Common Stock. Shares may be purchased on the open market, in privately negotiated transactions, or both. UTC may also acquire shares outside of the program in connection with stock swap exercises of employee stock options and the surrender of shares to cover taxes on vesting of restricted stock. Approximately 46 thousand shares were repurchased in non-cash stock swap transactions during the quarter.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

UTC held its Annual Meeting of Shareowners on April 13, 2005. As of February 15, 2005, the record date for the meeting, 512,172,665 shares of Common Stock were issued and outstanding. A quorum of 437,953,827 shares of Common Stock were present or represented at the meeting.

The following individuals were nominated and elected to serve as directors:

George David, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Harold McGraw III, Frank P. Popoff, H. Patrick Swygert, André Villeneuve, Harold A. Wagner and Christine Todd Whitman.

The Shareowners voted as follows on the following matters:

1)	Election of Directors. The voting results for each of the nominees were as follows:

Election of Directors	Votes For	Votes Withheld
George David	430,400,065	10,454,799
Jean-Pierre Garnier	432,932,209	5,390,511
Jamie S. Gorelick	430,554,604	10,145,721
Charles R. Lee	428,148,723	14,957,483
Richard D. McCormick	430,747,095	9,760,739
Harold McGraw III	432,713,486	5,827,957
Frank P. Popoff	428,277,272	14,700,385
H. Patrick Swygert	432,362,925	6,529,079
André Villeneuve	432,893,924	5,467,081
Harold A. Wagner	428,390,777	14,473,375
Christine Todd Whitman	432,296,447	6,662,035

2)	A proposal of the Audit Committee and the Board of Directors to re-appoint PricewaterhouseCoopers LLP to serve as Independent Auditor. A total of 430,341,265 shares were voted for and 7,020,466 shares were voted against this proposal. The holders of 592,096 votes abstained from voting.

3)	A proposal of the Committee on Compensation and Executive Development and the Board of Directors to approve the UTC 2005 Long Term Incentive Plan. A total of 344,454,413 shares were voted for and 38,356,949 shares were voted against this proposal. The holders of 1,927,901 votes abstained from voting and there were 53,214,564 broker non-votes.

4)	A shareowner proposal recommending disclosure of executive officers contractually entitled to receive greater than $500,000 in cash compensation. A total of 21,063,147 shares were voted for and 360,350,585 shares were voted against this proposal. The holders of 3,325,531 votes abstained from voting and there were 53,214,564 broker non-votes.

5)	A shareowner proposal recommending that UTC amend and amplify the code of conduct and statements of ethical criteria for military contracts and provide a report to shareowners. A total of 13,394,095 shares were voted for and 337,009,441 shares were voted against this proposal. The holders of 34,335,727 votes abstained from voting and there were 53,214,564 broker non-votes.

6)	A shareowner proposal recommending that the Board of Directors limit CEO compensation to 100 times the average non-managerial worker compensation unless a greater amount has been approved by shareowners and that any such proposal for shareowner approval include specified additional conditions or considerations. A total of 18,795,554 shares were voted for and 363,258,987 shares were voted against this proposal. The holders of 2,684,722 votes abstained from voting and there were 53,214,564 broker non-votes.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 6. Exhibits

(12) Statement re: computation of ratio of earnings to fixed charges. *

(23) Consent of PricewaterhouseCoopers LLP. *

(31) Rule 13a-14(a)/15d-14(a) Certifications. *

(32) Section 1350 Certifications. *

*	Submitted electronically herewith.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: April 26, 2005	by:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: April 26, 2005	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Control; Controller

Dated: April 26, 2005	by:	/s/ William H. Trachsel
William H. Trachsel
Senior Vice President and General Counsel

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

EXHIBIT INDEX

(12) Statement re: computation of ratio of earnings to fixed charges. *

(23) Consent of PricewaterhouseCoopers LLP. *

(31) Rule 13a-14(a)/15d-14(a) Certifications. *

(32) Section 1350 Certifications. *

*	Submitted electronically herewith.