Form 10-Q
period 2005-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2005-07-21
CIK 101829

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At June 30, 2005 there were 1,024,758,621 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2005

“UTC”, unless the context otherwise requires, means United Technologies Corporation and its subsidiaries.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,
In Millions (except per share amounts)	2005	2004
Revenues:
Product sales	$8,037	$6,826
Service sales	2,937	2,629
Financing revenues and other income, net	178	167

	11,152	9,622

Costs and expenses:
Cost of products sold	6,053	5,255
Cost of services sold	1,937	1,721
Research and development	318	315
Selling, general and administrative	1,355	1,114

Operating Profit	1,489	1,217

Interest	120	91

Income before income taxes and minority interests	1,369	1,126
Income tax expense	(326)	(248)
Minority interests	(72)	(61)

Net income	$971	$817

Earnings per share of Common Stock:
Basic	$.98	$.82
Diluted	$.95	$.81

Dividends per share of Common Stock	$.22	$.175

Average number of shares outstanding:
Basic	995	992
Diluted	1,018	1,010

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
In Millions (except per share amounts)	2005	2004
Revenues:
Product sales	$14,621	$12,672
Service sales	5,662	5,140
Financing revenues and other income, net	276	456

	20,559	18,268

Costs and expenses:
Cost of products sold	11,108	9,861
Cost of services sold	3,697	3,390
Research and development	609	626
Selling, general and administrative	2,568	2,254

Operating Profit	2,577	2,137

Interest	220	178

Income before income taxes and minority interests	2,357	1,959
Income tax expense	(603)	(478)
Minority interests	(132)	(113)

Net income	$1,622	$1,368

Earnings per share of Common Stock:
Basic	$1.63	$1.37
Diluted	$1.59	$1.35

Dividends per share of Common Stock	$.44	$.35

Average number of shares outstanding:
Basic	994	996
Diluted	1,017	1,014

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In Millions	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$1,985	$2,265
Accounts receivable, net	7,374	6,315
Inventories and contracts in progress, net	5,874	5,078
Future income tax benefits	1,483	1,441
Other current assets	579	571

Total Current Assets	17,295	15,670

Customer financing assets	1,159	1,090
Future income tax benefits	1,109	1,382
Fixed assets	12,776	12,736
Less: Accumulated depreciation	(7,589)	(7,505)

Net Fixed Assets	5,187	5,231

Goodwill	12,263	10,111
Intangible assets	3,000	2,016
Other assets	4,778	4,941

Total Assets	$44,791	$40,441

Liabilities and Shareowners’ Equity
Short-term borrowings	$548	$1,320
Accounts payable	3,975	3,490
Accrued liabilities	9,614	8,245
Long-term debt currently due	50	40

Total Current Liabilities	14,187	13,095

Long-term debt	6,615	4,231
Future pension and postretirement benefit obligations	4,660	4,595
Other long-term liabilities	3,133	3,344
Minority interest in subsidiary companies	922	910

Total Liabilities	29,517	26,175

Shareowners’ Equity:
Common Stock	8,530	8,106
Treasury Stock	(6,616)	(6,312)
Retained earnings	15,057	13,880
Unearned ESOP shares	(248)	(256)
Accumulated other non-shareowners’ changes in equity	(1,449)	(1,152)

	15,274	14,266

Total Liabilities and Shareowners’ Equity	$44,791	$40,441

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
In Millions	2005	2004
Operating Activities:
Net income	$1,622	$1,368
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	463	514
Deferred income tax provision	122	84
Minority interests in subsidiaries’ earnings	132	113
Stock compensation cost	71	76
Change in:
Accounts receivable	(948)	(769)
Inventories and contracts in progress	(542)	(121)
Accounts payable and accrued liabilities	1,277	793
Other current assets	(13)	24
Voluntary contributions to global pension plans	(165)	(358)
Other, net	15	130

Net cash flows provided by operating activities	2,034	1,854

Investing Activities:
Capital expenditures	(335)	(271)
Investments in businesses	(2,666)	(209)
Dispositions of businesses	305	6
Decrease in customer financing assets, net	(44)	(45)
Other, net	14	78

Net cash flows used in investing activities	(2,726)	(441)

Financing Activities:
Issuance (repayment) of long-term debt, net	1,901	(4)
Decrease in short-term borrowings, net	(831)	(297)
Common Stock issued under employee stock plans	162	122
Dividends paid on Common Stock	(417)	(331)
Repurchase of Common Stock	(375)	(480)
Other, net	(5)	(14)

Net cash flows provided by (used) in financing activities	435	(1,004)

Effect of foreign exchange rate changes on Cash and cash equivalents	(23)	(14)

Net (decrease) increase in Cash and cash equivalents	(280)	395

Cash and cash equivalents, beginning of year	2,265	1,623

Cash and cash equivalents, end of period	$1,985	$2,018

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at June 30, 2005 and for the quarters and six months ended June 30, 2005 and 2004 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in UTC’s Annual Report incorporated by reference in Form 10-K for calendar year 2004 and as restated in UTC’s Form 8-K filed on May 6, 2005 for the modified retrospective adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (SFAS No. 123(R)) (collectively referred to as the 10-K). Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. Prior year amounts have also been adjusted to reflect the adoption of SFAS No. 123(R). See discussion in Notes 6 and 13 of the Condensed Consolidated Financial Statements.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

During the first six months of 2005, UTC’s investment in businesses, including debt assumed, was approximately $3.2 billion. Approximately $3.1 billion of this investment occurred in the second quarter, primarily for the acquisitions of Kidde, plc and Lenel. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method and have been included in the Consolidated Statement of Operations beginning on the effective date of the acquisition.

As previously disclosed, in December 2004 UTC announced its offer to purchase 100% of the outstanding shares of Kidde, a global provider of fire safety products and services, including aircraft fire protection systems, to commercial, industrial, aerospace and retail customers. The purchase price of $3.1 billion included approximately $520 million of debt assumed net of approximately $150 million of cash acquired. UTC purchased an initial interest of slightly less than 20% of the outstanding shares of Kidde in 2004 for approximately $450 million. Effective April 1, 2005, UTC’s offer for the remaining outstanding shares of Kidde became wholly unconditional and UTC assumed control. Payment for the remaining outstanding shares of Kidde was substantially completed in the second quarter of 2005. The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of April 1, 2005, the effective date of the acquisition:

In Millions
Current assets	$942
Property, plant and equipment	201
Intangible assets	966
Goodwill	2,046
Other assets	56

Total assets acquired	4,211

Accounts payable and accrued liabilities	$465
Long-term debt and short-term borrowings	523
Deferred taxes	389
Pension and postretirement obligations	100
Other liabilities	43

Total liabilities assumed	1,520

Net assets acquired	$2,691

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

In connection with the acquisition of Kidde, UTC has preliminarily recorded $966 million of identifiable intangible assets. The Kidde trademark, valued at $132 million, was assigned an indefinite life. The amortized intangible assets and the weighted average amortization periods are as follows: trademarks - $73 million (15 years), customer relationships - $696 million (3-32 years) and completed technology - $65 million (10 years).

Beginning in the second quarter of 2005, Kidde’s aircraft fire protection systems business is included in UTC’s Hamilton Sundstrand segment, while Kidde’s industrial fire protection and residential and commercial fire safety businesses is consolidated with Chubb in the newly named UTC Fire & Security segment (see additional discussion of segment reporting in Note 12 to the Condensed Consolidated Financial Statements).

In May 2005, UTC completed the acquisition of Lenel Systems International Inc. for approximately $440 million. Lenel provides software and integrated systems for the corporate and government security markets and will provide UTC with high end technological access to these markets as part of UTC’s Fire & Security segment. UTC recorded approximately $380 million of goodwill and $80 million of intangible assets in connection with this acquisition.

The final purchase price allocation of all acquired businesses is subject to finalization of the valuation of certain assets and liabilities, plans for consolidation of facilities and relocation of employees and other restructuring activities. In addition, UTC anticipates additional costs will be recorded for restructuring activities contemplated at the date of acquisition.

In May 2005, Hamilton Sundstrand sold its Falk Corporation division for approximately $300 million in cash. See Note 5: “Income taxes” for further information.

UTC’s goodwill balances at June 30, 2005 were as follows:

In Millions	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Total Segment	Eliminations & Other	UTC Total
Balance as of January 1, 2005	$988	$2,231	$2,490	$475	$3,685	$154	$10,023	$88	$10,111
Goodwill resulting from business combinations	—	123	1,610	—	801	(2)	2,532	—	2,532
Foreign currency translation and other	8	(18)	(217)	—	(153)	—	(380)	—	(380)

Balance as of June 30, 2005	$996	$2,336	$3,883	$475	$4,333	$152	$12,175	$88	$12,263

The foreign currency translation and other reduction in goodwill of $380 million for the six months ended June 30, 2005 was due primarily to the disposition of Falk ($121 million) and to foreign currency translation ($197 million).

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Identifiable intangible assets consist of:

	June 30, 2005		December 31, 2004
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Purchased service contracts	$978	$(363)	$997	$(349)
Patents and trademarks	325	(53)	254	(44)
Customer relationships	1,204	(100)	487	(74)
Other	375	(60)	195	(48)

	$2,882	$(576)	$1,933	$(515)

Unamortized intangible assets:
Trademarks	694	—	598	—

	$3,576	$(576)	$2,531	$(515)

Amortization of intangible assets for the quarter and six months ended June 30, 2005 was $47 million and $85 million, respectively, compared with $29 million and $63 million for the same periods of 2004. Amortization of these intangible assets for 2005 through 2009 is expected to approximate $215 million per year.

Note 2: Earnings Per Share

(In millions except per share amounts)	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$971	$817	$1,622	$1,368

Average shares:
Basic	995	992	994	996
Stock awards	23	18	23	18

Diluted	1,018	1,010	1,017	1,014

Earnings per share of Common Stock:
Basic	$.98	$.82	$1.63	$1.37
Diluted	$.95	$.81	$1.59	$1.35

Net income and earnings per share for 2004 have been restated to reflect the adoption of SFAS No. 123(R). Average shares and earnings per share for 2004 have been restated to reflect the impact of a 2-for-1 stock split issued in the second quarter of 2005. See Notes 6 and 9 to the Condensed Consolidated Financial Statements for additional discussion.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Note 3: Inventories and Contracts in Progress

In Millions	June 30, 2005	December 31, 2004
Inventories consist of the following:
Raw materials	$1,055	$844
Work-in-process	1,534	1,355
Finished goods	2,953	2,603
Contracts in progress	2,855	2,643

	8,397	7,445
Less:
Progress payments, secured by lien, on U.S. Government contracts	(127)	(128)
Billings on contracts in progress	(2,396)	(2,239)

	$5,874	$5,078

Note 4: Borrowings and Lines of Credit

In April 2005, UTC issued $2.4 billion of long-term debt, the proceeds of which were used to repay $2.2 billion of commercial paper issued primarily to support the funding of the Kidde acquisition, and the balance used primarily for the Lenel acquisition and for general corporate purposes. The long-term debt is comprised of three series of notes as follows:

In Millions Principal	Rate	Maturity
$600	4.375%	May 1, 2010
$1,200	4.875%	May 1, 2015
$600	5.400%	May 1, 2035

At June 30, 2005, UTC had credit commitments from banks under two revolving credit agreements. The first commitment, for $1.5 billion, serves as a back-up facility for the issuance of commercial paper. The second commitment, was initially established at $2.5 billion to support UTC’s offer to acquire Kidde, and was subsequently amended to also support the acquisitions of Rocketdyne and Lenel, by serving as a back-up facility for the issuance of commercial paper to finance these acquisitions. The commitment was subsequently reduced to $500 million. As of June 30, 2005, there were no borrowings under either of the revolving credit agreements.

At June 30, 2005, additional debt and equity securities of up to $2 billion could be issued under a shelf registration statement on file with the Securities and Exchange Commission.

Note 5: Income Taxes

In the second quarter of 2005, the Internal Revenue Service (“IRS”) completed its examination of tax years 1994 through 1999 and commenced its examination of tax years 2000 through 2003. UTC will pursue with the Appeals Division of the IRS the resolution of a disputed issue related to the 1999 disposition of a business segment. The quarter reflects favorable adjustments for tax and interest of approximately $66 million and $45 million, respectively, attributable primarily to UTC’s re-evaluation of its liabilities and contingencies in light of the completion and commencement of exam cycles in the quarter. The tax impacts associated with non-core business divestitures of certain Hamilton Sundstrand and Carrier operations nearly offset each other and had no material effect upon UTC’s effective tax rate for the quarter. UTC recognized a tax cost related to the tax gain from the sale of its Falk division and recognized a tax benefit related to the tax loss from the sale of a refrigeration operation. The third party sales of the Hamilton Sundstrand and Carrier operations did not result in significant pre-tax gains or losses for financial reporting purposes.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Results for the second quarter of 2004 include pre-tax interest income of approximately $125 million and a favorable income tax adjustment of approximately $80 million, both resulting from the settlement of 1986-1993 U.S. Federal tax audits.

The American Jobs Creation Act, signed into law in October of 2004, provides an opportunity to repatriate up to $500 million of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. UTC continues to evaluate the effects of the repatriation provision and expects to make a decision on implementation later in 2005.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans

During the first six months of 2005 and 2004, UTC’s total cash contributions to its defined benefit plans were $206 million and $424 million, respectively, of which the voluntary contribution portion was $165 million and $358 million, respectively. UTC also contributed $157 million of stock to its defined benefit plan in the second quarter of 2005. In addition to the defined benefit contributions, UTC also contributed $76 million and $67 million, respectively, to its defined contribution plans.

The following table illustrates the components of net periodic benefit cost for UTC’s pension and other postretirement benefits.

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
In Millions	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$90	$82	$2	$1
Interest cost	270	256	14	16
Expected return on plan assets	(328)	(309)	(1)	(1)
Amortization	61	39	(7)	(5)
Recognized actuarial net loss	6	5	—	—

	99	73	8	11
Net settlement and curtailment loss	6	3	6	—

Total net periodic benefit cost	$105	$76	$14	$11

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
In Millions	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$180	$164	$4	$3
Interest cost	540	513	28	32
Expected return on plan assets	(656)	(619)	(2)	(2)
Amortization	122	77	(14)	(11)
Recognized actuarial net loss	13	11	—	—

	199	146	16	22
Net settlement and curtailment loss	8	27	6	1

Total net periodic benefit cost	$207	$173	$22	$23

Stock-Based Compensation

UTC has a long-term incentive plan authorizing various types of market and performance-based incentive awards that may be granted to directors, officers and employees. UTC adopted SFAS No. 123(R) as of January 1, 2005 using the modified retrospective method described in the standard. This standard requires the cost of stock options to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with the standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, “Accounting for Stock-Based Compensation”. Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

For the quarter and six months ended June 30, 2005, $36 million and $71 million of compensation cost, respectively, was recognized in operating results as compared to $33 million and $76 million for the same periods in 2004.

Note 7: Restructuring and Related Costs

During the first six months of 2005, UTC recorded net pre-tax restructuring and related charges in its business segments totaling $120 million for new and ongoing restructuring actions as follows: Otis $23 million, Carrier $50 million, UTC Fire & Security $2 million, Pratt & Whitney $12 million, Hamilton Sundstrand $26 million, Sikorsky $3 million and Eliminations & Other $4 million. The charges included $72 million in cost of sales, $37 million in selling, general and administrative expenses and $11 million in other income. As described below, these charges relate to actions initiated during 2005 and 2004.

2005 Actions During the first six months of 2005, UTC initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. UTC recorded net pre-tax restructuring and related charges totaling $82 million, including $37 million in cost of sales, $34 million in selling, general and administrative expenses and $11 million in other income.

As of June 30, 2005, net workforce reductions of approximately 600 employees of an expected 1,500 employees have been completed, and 350,000 net square feet of facilities of an expected 730,000 net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion through 2006.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The following table summarizes the accrual balances and utilization by cost type for the 2005 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended June 30, 2005

Restructuring accruals at March 31, 2005	$16	$—	$—	$16
Net pre-tax restructuring charges	38	10	6	54
Utilization	(12)	(10)	(2)	(24)

Balance at June 30, 2005	$42	$—	$4	$46

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$67	$17	$23	$107
Costs incurred – quarter ended March 31, 2005	(20)	(7)	(1)	(28)
Costs incurred – quarter ended June 30, 2005	(38)	(10)	(6)	(54)

Remaining costs at June 30, 2005	$9	$—	$16	$25

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by segment:

In Millions	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Eliminations & Other	Total
Expected costs	$24	$47	$10	$7	$10	$3	$6	$107
Costs incurred – quarter ended March 31, 2005	(5)	(19)	(1)	(2)	(1)	—	—	(28)
Costs incurred – quarter ended June 30, 2005	(16)	(21)	(1)	(1)	(8)	(3)	(4)	(54)

Remaining costs at June 30, 2005	$3	$7	$8	$4	$1	$—	$2	$25

2004 Actions During the first six months of 2005, UTC recorded net pre-tax restructuring and related charges in the business segments totaling $38 million for restructuring actions initiated in 2004, including $35 million in cost of sales and $3 million in selling, general and administrative expenses. The 2004 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and Pratt & Whitney’s Space Propulsion facility located in San Jose, California.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

As of June 30, 2005, net workforce reductions of approximately 4,500 employees of an expected 5,700 employees have been completed, and 1.6 million net square feet of facilities of an expected 5.8 million net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion by early 2006.

The following table summarizes the accrual balances and utilization by cost type for the 2004 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended June 30, 2005

Restructuring accruals at March 31, 2005	$155	$—	$15	$170
Net pre-tax restructuring (reversals) charges	(3)	—	19	16
Utilization	(21)	—	(18)	(39)

Balance at June 30, 2005	$131	$—	$16	$147

The following table summarizes expected, incurred and remaining costs for the 2004 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$332	$81	$237	$650
Costs incurred through December 31, 2004	(324)	(79)	(139)	(542)
Costs incurred – quarter ended March 31, 2005	(1)	(2)	(19)	(22)
Reversals (costs incurred) – quarter ended June 30, 2005	3	—	(19)	(16)

Remaining costs at June 30, 2005	$10	$—	$60	$70

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The following table summarizes expected, incurred and remaining costs for the 2004 restructuring actions by segment:

In Millions	Otis	Carrier	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Eliminations and Other	Total
Expected costs	$124	$200	$178	$124	$9	$15	$650
Costs incurred through December 31, 2004	(120)	(179)	(149)	(70)	(9)	(15)	(542)
Costs incurred – quarter ended March 31, 2005	—	(6)	(8)	(8)	—	—	(22)
Costs incurred – quarter ended June 30, 2005	(2)	(4)	(1)	(9)	—	—	(16)

Remaining costs at June 30, 2005	$2	$11	$20	$37	$—	$—	$70

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

At June 30, 2005 and December 31, 2004, the fair value of derivatives recorded as assets was $108 million and $165 million, respectively, and the fair value of derivatives recorded as liabilities was $66 million and $43 million, respectively. Of the amount recorded in shareowners’ equity, a $58 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended June 30, 2005 were immaterial. All open derivative contracts accounted for as cash flow hedges mature by December 2009.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters and six months ended June 30, 2005 and 2004 is provided below.

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2005	2004	2005	2004
Shareowners’ Equity, beginning of period	$14,700	$12,335	$14,266	$11,953
Common Stock issued under employee plans	157	91	339	273
Common Stock repurchased	(260)	(264)	(375)	(480)
Common Stock contributed to pension plans	157	—	157	—
Dividends paid on Common Stock	(209)	(165)	(417)	(331)
Dividends paid on ESOP Common Stock	(11)	(8)	(21)	(17)
Non-shareowners’ Changes in Equity:
Net income	971	817	1,622	1,368
Foreign currency translation, net	(154)	(111)	(200)	(64)
Unrealized holding (loss) gain on marketable equity securities, net	(46)	55	(69)	61
Cash flow hedging loss, net	(31)	(10)	(28)	(23)

Shareowners’ Equity, end of period	$15,274	$12,740	$15,274	$12,740

On April 13, 2005, the Board of Directors approved a 2-for-1 split of UTC’s Common Stock in the form of a stock dividend. The stock dividend was issued June 10, 2005 to shareowners of record at the close of business on May 20, 2005. The Board also doubled the outstanding authorization for the repurchase of UTC Common Stock in keeping with the stock split. All common share and per share amounts in this report reflect the stock split.

Note 10: Guarantees

UTC extends a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2004.

The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2005 are as follows:

In Millions
Balance as of January 1, 2005	$1,185
Warranties and performance guarantees issued	235
Settlements made	(213)

Balance as of June 30, 2005	$1,207

Note 11: Contingent Liabilities

Summarized below are the matters previously described in Notes 1 and 15 of the Notes to the Consolidated Financial Statements in UTC’s Annual Report, incorporated by reference in Form 10-K for calendar year 2004.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

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

Note 12: Segment Financial Data

UTC’s operations are classified into six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The UTC Fire & Security segment was created upon the acquisition of Kidde and includes the former Chubb segment and the newly acquired Kidde business, excluding the aircraft fire protection systems business which is included in the Hamilton Sundstrand segment. Hamilton Sundstrand and Sikorsky, which comprised the former Flight Systems segment, are now being reported as separate segments. The segments are generally based on the management structure of the businesses and the groupings of similar operating companies where each management organization has general operating autonomy over diversified products and services. Segment financial data include the results of UTC’s majority-owned businesses, consistent with the management reporting of these businesses.

As discussed more fully in Note 6 to the Condensed Consolidated Financial Statements, UTC adopted the provisions of SFAS No. 123(R),“Share-Based Payment”, effective January 1, 2005. Accordingly, the impact of stock options granted has been included in the operating results noted below, with prior periods restated to include the pro-forma amounts previously reported under SFAS No. 123 using a Black-Scholes valuation.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Beginning in 2005, interest income has been reclassified from segment revenues and operating profit to Eliminations and other. Prior periods have been restated for comparability.

Results for the quarters and six months ended June 30, 2005 and 2004 are as follows:

In Millions Quarter Ended June 30,	Revenues		Operating Profits		Operating Profit Margin
	2005	2004	2005	2004	2005	2004
Otis	$2,415	$2,193	$422	$342	17.5%	15.6%
Carrier	3,413	3,018	393	354	11.5%	11.7%
UTC Fire & Security	1,162	707	53	32	4.6%	4.5%
Pratt & Whitney	2,273	2,080	368	295	16.2%	14.2%
Hamilton Sundstrand	1,126	935	170	140	15.1%	15.0%
Sikorsky	704	623	63	50	8.9%	8.0%

Total segment	11,093	9,556	1,469	1,213	13.2%	12.7%
Eliminations and other	59	66	102	74
General corporate expenses	—	—	(82)	(70)

Consolidated	$11,152	$9,622	$1,489	$1,217	13.4%	12.6%

In Millions Six Months Ended June 30,	Revenues		Operating Profits		Operating Profit Margin
	2005	2004	2005	2004	2005	2004
Otis	$4,737	$4,295	$844	$644	17.8%	15.0%
Carrier	6,118	5,248	545	416	8.9%	7.9%
UTC Fire & Security	1,926	1,410	92	63	4.8%	4.5%
Pratt & Whitney	4,286	4,019	708	501	16.5%	12.5%
Hamilton Sundstrand	2,154	1,861	322	271	14.9%	14.6%
Sikorsky	1,309	1,183	116	96	8.9%	8.1%

Total segment	20,530	18,016	2,627	1,991	12.8%	11.1%
Eliminations and other	29	252	113	291
General corporate expenses	—	—	(163)	(145)

Consolidated	$20,559	$18,268	$2,577	$2,137	12.5%	11.7%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Total assets as of June 30, 2005 and December 31, 2004 are as follows:

In Millions	June 30, 2005	December 31, 2004
Otis	$6,049	$5,939
Carrier	9,916	9,166
UTC Fire & Security	7,669	4,974
Pratt & Whitney	7,865	7,514
Hamilton Sundstrand	8,782	7,473
Sikorsky	2,127	1,965

Total segment	42,408	37,031
Eliminations and other	2,383	3,410
General corporate expenses	—	—

Consolidated	$44,791	$40,441

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under collaboration agreements are recorded as earned and collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended June 30, 2005 and 2004 was approximately $176 million and $174 million, respectively. For the six months ended June 30, 2005 and 2004, the approximate collaborator share of revenue was $312 million and $304 million, respectively.

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

Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” was issued in March 2005. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. UTC is currently evaluating the potential impact of this Interpretation.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and six months ended June 30, 2005 and 2004, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 21, 2005, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of June 30, 2005, and the related condensed consolidated statement of operations for each of the three and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statement of cash flows for each of the six-month periods ended June 30, 2005 and 2004. This interim financial information is the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, of cash flows and of changes in shareowners’ equity for the year then ended, management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004; and in our report dated February 10, 2005, except for Notes 1, 10 and 16 for which the date is May 6, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

July 21, 2005

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

UTC operates in six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The UTC Fire & Security segment was created upon the acquisition of Kidde to include the former Chubb segment and the newly acquired Kidde business, excluding the aircraft fire protection systems business which is included in the Hamilton Sundstrand segment. Sikorsky and Hamilton Sundstrand, which comprised the former Flight Systems segment, are now reported as separate segments. Otis, Carrier and UTC Fire & Security (collectively referred to as the commercial businesses) serve customers in the worldwide commercial and residential property industries. Carrier also serves commercial and transport refrigeration customers. Pratt & Whitney, Hamilton Sundstrand and Sikorsky (collectively referred to as the aerospace businesses) primarily serve commercial and government customers in the aerospace industry and also serve customers in industrial markets.

For additional discussion of UTC’s business environment, refer to the “Business Environment” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in UTC’s Annual Report which is incorporated by reference in UTC’s Form 10-K for calendar year 2004 and as restated on Form 8-K filed on May 6, 2005. The current status of significant factors impacting UTC’s business environment in 2005 is discussed below.

As worldwide businesses, UTC’s operations are affected by global and regional industrial, economic and political factors. However, UTC’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on its consolidated results. Revenues in the commercial businesses are influenced by residential and commercial construction activity, domestic and world gross domestic product growth levels, overall global economic conditions and, for Carrier, seasonal weather conditions. For the first six months of 2005, unseasonably cool temperatures resulted in weakened demand in the North American and European residential heating, ventilating and air conditioning (HVAC) businesses compared to prior year. In addition, commercial construction awards are down to prior year. For Otis, European and North American elevator markets have shown overall strength but Asian elevator markets have been mixed, with China contributing to growth, Japan largely flat and Korea showing softening. Positive global economic conditions have benefited new equipment sales, the replacement/modernization markets and aftermarket service revenues.

Growth in revenue passenger miles (RPMs), U.S. Government military and space spending, and the general economic health of airline carriers are all barometers for UTC’s aerospace businesses. The continued growth in RPMs is benefiting commercial aircraft production and, to a lesser extent, aftermarket revenue levels. Global economic conditions are helping to drive strong commercial helicopter sales.

Despite the recent weakening of the Euro in relation to the U.S. dollar, foreign currency translation has contributed to both the revenue and operating profit growth in the second quarter and first six months of 2005, as discussed in more detail in “Results of Continuing Operations”. As part of its globalization strategy, UTC invests in many countries including China. Revenue growth in China for the first six months of 2005 was strong and benefited both the commercial and industrial businesses, however order rates at Otis have slowed.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Continued increases in certain commodity prices such as steel, copper and aluminum have had an adverse impact on earnings in the first six months of 2005, and are expected to have an aggregate adverse impact on earnings for the year. After a partial recovery through pricing, the net impact to earnings for the six months ended June 30, 2005 was approximately $120 million. The impact to the full year is expected to be approximately $150 million as price increases in the second half are expected to partially offset higher commodity costs.

UTC’s growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved, can affect UTC’s operations and results. In the second quarter of 2005, UTC completed the previously announced acquisition of Kidde plc. Kidde is a global provider of fire safety products and services, including aircraft fire protection systems, to commercial, industrial, aerospace and retail customers in 29 countries. The addition of Kidde’s fire suppression products and services to UTC’s existing fire safety business will establish it as a global leader within the fire safety industry. The strong U.S. presence of Kidde will augment the largely European and Australian revenue base in the existing Chubb operations. Kidde’s aerospace business complements the existing Hamilton Sundstrand business by providing additional integrated systems for many of the same aircraft on which Hamilton Sundstrand is already a key supplier. For 2005, Kidde is expected to contribute approximately $1.5 billion of revenues and $120 million of operating profit after the incremental intangible amortization and integration costs. Kidde contributed approximately $460 million of revenues and did not significantly impact operating profit in UTC’s second quarter financial results.

In the second quarter of 2005, UTC also completed the acquisition of the privately-held Lenel Systems International Inc. Lenel is a leader in the development and delivery of scalable, integrated security software systems and business solutions for both the commercial and government security markets. Lenel will be integrated into the UTC Fire & Security segment and will augment existing technology by providing market development capability in the homeland security and other high-end integrated markets.

UTC expects to complete its previously announced acquisition of the Rocketdyne Propulsion & Power business from The Boeing Company in the third quarter of 2005. Rocketdyne is a leader in sophisticated aerospace propulsion systems including the Space Shuttle main engine and engines used on the Delta rocket programs. The Rocketdyne business is to be integrated into UTC’s existing space propulsion, space power and energy businesses within the Pratt & Whitney and Hamilton Sundstrand segments.

In May 2005, Hamilton Sundstrand sold its Falk Corporation division for approximately $300 million in cash.

As noted above, certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather. Carrier customarily offers its customers incentives to purchase products in anticipation of the selling season to ensure adequate supply of products in the distribution channel. As of June 2005, average inventory levels in the North American and European HVAC distribution channels were higher than the prior year as a result of these incentives, the weaker than anticipated selling season in 2004 and early 2005, as well as planned factory shutdowns required to prepare for changes in U.S. energy efficiency standards.

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Continued commercial airline financial distress, global economic conditions, changes in commodity prices, interest rates and foreign currency exchange rates create uncertainties that could impact UTC’s earnings outlook for the remainder of 2005.

CRITICAL ACCOUNTING ESTIMATES

Preparation of UTC’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in UTC’s Annual Report, incorporated by reference in its Form 10-K for the calendar year 2004 and as restated on UTC’s Form 8-K filed on May 6, 2005 (collectively referred to as the 10-K), describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in UTC’s critical accounting estimates during the first six months of 2005.

UTC has exposures related to tax filings in the ordinary course of business and periodically assesses its liabilities and contingencies for all years under audit based upon the latest information available. For those matters where it is probable that an adjustment will be asserted, UTC has recorded its best estimate of tax liability (including related interest charges) in its consolidated financial statements. In the second quarter of 2005, UTC resolved certain disputed items at the examination level related to its 1994 to 1999 U.S. Federal tax audits as further noted in Note 5: “Income Taxes” above and in “Results of Continuing Operations” below.

The American Jobs Creation Act, signed into law in October of 2004, provides an opportunity to repatriate up to $500 million of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. UTC continues to evaluate the effects of the repatriation provision and expects to make a decision on implementation later in 2005.

RESULTS OF CONTINUING OPERATIONS

Revenues - Consolidated revenues were $11,152 million in the second quarter of 2005, an increase of $1,530 million (16%) when compared to the same period of 2004. The second quarter increase reflects organic growth (6%), revenue contributed from acquisitions (8%) and the favorable impact of foreign currency translation (2%), primarily resulting from the strength of the Euro in relation to the U.S. dollar. Included within consolidated revenues is $178 million of financing and other income, which is a slight increase from the prior year as discussed below. The commercial businesses benefited from growth in most geographic regions and the addition of Kidde to the UTC Fire & Security segment. Carrier’s North American and European HVAC businesses were negatively impacted by the unseasonably cool weather. Military aerospace volume was generally flat across UTC’s aerospace businesses due to lower development revenues at Pratt & Whitney, the loss of the Comanche program at Sikorsky, and reduced military aftermarket revenues at Hamilton Sundstrand. Partially offsetting these declines were improvements in development revenues at Hamilton Sundstrand and in aftermarket revenues at Pratt & Whitney and Sikorsky. The commercial aerospace original equipment market and aftermarket volume remained strong, led by increased Pratt & Whitney Canada engine sales, Sikorsky commercial helicopter deliveries and aftermarket across all businesses.

Consolidated revenues for the six months ended June 30, 2005 were $20,559 million, an increase of $2,291 (13%) when compared to the same period of 2004. The increase in 2005 consists of organic

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

growth (6%), revenue from acquisitions (6%) and the favorable impact of foreign currency translation (2%). These increases were partially offset by the reduction in financing and other income (1%). The composition of the year-to-date revenue increase is similar to that described above for the second quarter.

Net financing revenues and other income increased $11 million (7%) in the second quarter of 2005 when compared to the same period of 2004. The growth in the second quarter of 2005 is largely due to an approximately $75 million non-cash gain on shares held in Snecma, a French aerospace company, upon its merger with SAGEM and approximately $45 million of pretax interest income primarily associated with the re-evaluation of liabilities and contingencies in light of the IRS’ completion of its examination of the 1994 through 1999 tax years and commencement of the 2000-2003 tax years. In the second quarter 2004 there was $125 million of pretax interest income associated with the settlement of the 1986 to 1993 U.S. federal tax audits. For the six months ended June 30, 2005, net financing revenues and other income decreased $180 million (40%). The decrease results primarily from the inclusion of a $250 million payment from DaimlerChrysler associated with the release from commitments made in support of MTU Aero Engines GmbH in other income in the first quarter of 2004, in addition to the higher tax adjustments in 2004 noted above, as partially offset by the Snecma gain.

Gross Margin - Gross margin as a percentage of sales increased 100 basis points in the second quarter of 2005 to 27.2% from 26.2% in the second quarter of 2004. The increase was due to lower restructuring charges of $106 million (110 basis points) in the second quarter of 2005. After a partial recovery through pricing, the net impact of increased commodity costs, principally at Carrier, was approximately $55 million (60 basis points). Higher commercial aerospace aftermarket volume helped to partially offset the commodity cost impact.

For the first six months of 2005, the gross margin percentage was 27.0% compared to 25.6% for the same period in 2004. The 140 basis points of improvement resulted from lower restructuring charges in the first six months of 2005 of $285 million (160 basis points) and the absence of a Pratt & Whitney collaboration litigation matter for $42 million (20 basis points) that adversely affected the first quarter of 2004. The remaining improvement was driven by higher commercial aerospace aftermarket volume, productivity and price increases. After a partial recovery through pricing, these gains were partially offset by the net impact of increased commodity costs of approximately $120 milliion (70 basis points) in the first six months of 2005.

Research and Development - UTC’s total research and development spending includes both company and customer funded programs. Total research and development spending for UTC was $691 million in the second quarter of 2005, which was essentially flat compared to the same period in 2004. For the first six months of 2005, total research and development spending was $1,363 million compared to $1,443 million in 2004, a decrease of $80 million (6%).

Company-funded research and development spending in the second quarter of 2005 was $318 million and consistent with the same quarter of 2004. Spending on the Boeing 787 program at Hamilton Sundstrand, new product development cost for the new U.S. energy efficiency standards at Carrier, and the Kidde acquisition was offset by lower spending at Pratt & Whitney, primarily related to timing, and Sikorsky. As a percentage of sales, research and development was 2.9% in the second quarter of 2005, compared to 3.3% in the same period of 2004. For the first six months of 2005, company-funded research and development was $609 million, which was down $17 million from the same period in 2004 due principally to reduced spending at Pratt & Whitney, primarily related to timing, and Sikorsky. As a percentage of sales, spending was generally consistent with the second quarter of 2005 at 3.0%, but was down from 3.5% for the same period in 2004. Lower Sikorsky spending resulted from the movement of the S-92 helicopter into production, while Pratt & Whitney’s spending was lower due to the timing of expenditures.

In addition to company-funded programs, costs related to customer-funded research and development programs (included within cost of sales) were $373 million in the second quarter of 2005, compared to $370 million for the same period of 2004. For the first six months of 2005, customer-funded

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

research and development decreased $63 million (8%) from $817 million to $754 million compared to the same period in 2004. Both the second quarter and six-month decreases are due primarily to the Comanche program termination at Sikorsky and lower spending on the Joint Strike Fighter and space programs at Pratt & Whitney.

Company-funded research and development spending for the full year 2005 is expected to increase slightly over 2004 levels. Combined company and customer funded research and development spending in 2005 is expected to be slightly lower than in 2004.

Selling, general and administrative – Total expenses increased $241 million (22%) in the second quarter of 2005 compared to the same period of 2004. The second quarter 2005 increase is due primarily to the acquisition and integration of Linde and Kidde, and in support of the volume increases across the businesses. As a percentage of sales, selling, general and administrative expenses increased to 12.3% in the second quarter of 2005 compared to 11.8% in the second quarter of 2004. For the first six months of 2005, selling, general and administrative expenses were $2,568 million, which reflects a $314 million (14%) increase compared to the same period in 2004. Selling, general and administrative expenses remained at 12.7% of sales for the first six months of 2005, consistent with the same period in 2004.

Interest expense  -  Interest expense increased $29 million (32%) in the second quarter of 2005 compared to the same period of 2004 primarily as a result of the issuance of long-term debt principally in connection with the acquisition of Kidde and Lenel. For the first six months of 2005, interest expense increased $42 million (24%) reflecting increased borrowings and higher average interest rates.

Income taxes - The effective income tax rates for the second quarter and first six months of 2005 were 23.8% and 25.6%, respectively, compared to 22.0% and 24.4% for the comparable periods of 2004. The year-over-year increases are due primarily to less favorable exam adjustments in 2005. The decrease from the first quarter effective tax rate of 28% was primarily attributable to completion of the examination of tax years 1994 through 1999. The effective income tax rate for the remainder of 2005 is expected to approximate 28% absent any additional discrete activity.

Net Income – Net income and diluted earnings per share increased $154 million (19%) and $0.14 (17%), respectively, in the second quarter of 2005 compared to the same period of 2004. For the six months ended June 30, 2005, net income and diluted earnings per share increased $254 million (19%) and $0.24 (18%), respectively, compared to the same period of 2004.

The favorable impact of foreign currency translation contributed $0.02 per share in the second quarter of 2005 and $0.03 per share for the six months ended June 30, 2005.

Restructuring and Related Costs

During the first six months of 2005, UTC recorded net pre-tax restructuring and related charges in the business segments totaling $120 million for new and ongoing restructuring actions as follows: Otis $23 million, Carrier $50 million, UTC Fire & Security $2 million, Pratt & Whitney $12 million, Hamilton Sundstrand $26 million, Sikorsky $3 million and Eliminations & Other $4 million. The charges included $72 million in cost of sales, $37 million in selling, general and administrative expenses and $11 million in other income. As described below, these charges relate to actions initiated during 2005 and 2004.

2005 Actions During the first six months of 2005, UTC initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. UTC recorded net pre-tax restructuring and related charges in the business segments totaling $82 million as follows: Otis $21 million, Carrier $40 million, UTC Fire & Security $2 million, Pratt &

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Whitney $3 million, Hamilton Sundstrand $9 million, Sikorsky $3 million and Eliminations & Other $4 million. The charges included $37 million in cost of sales and $34 million in selling, general and administrative expenses and $11 million in other income. Those costs included $58 million for severance and related employee termination costs, $17 million for asset write-downs, including impairments, and $7 million for facility exit and lease termination costs.

The 2005 actions are expected to result in net workforce reductions of approximately 1,500 hourly and salaried employees, the exiting of approximately 730,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2005, net workforce reductions of approximately 600 employees have been completed and 350,000 net square feet of facilities have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion through 2006. Approximately 70% of the total pre-tax charge will require cash payments, which will be primarily funded by cash generated from operations. During the first six months of 2005, UTC had pre-tax cash outflows of approximately $11 million related to the 2005 programs. Additional restructuring and related charges of $25 million are expected to be incurred to complete these actions. Recurring pre-tax savings are expected to increase over a two-year period to approximately $70 million annually.

2004 Actions During the first six months of 2005, UTC recorded net pre-tax restructuring and related charges of $38 million for actions initiated in 2004. The 2004 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and Pratt & Whitney’s Space Propulsion facility located in San Jose, California. The charges for the first six months of 2005 were recorded in UTC’s segments as follows: Otis $2 million, Carrier $10 million, Pratt & Whitney $9 million and Hamilton Sundstrand $17 million. The charges included $35 million in cost of sales and $3 million in selling, general and administrative expenses. There were reversals of $2 million for severance and related employee termination costs, costs of $2 million for asset write-downs, and costs of $38 million for facility exit and lease termination costs.

The 2004 actions are expected to result in net workforce reductions of approximately 5,700 hourly and salaried employees, the exiting of approximately 5.8 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2005, net workforce reductions of approximately 4,500 employees have been completed and 1.6 million net square feet of facilities have been exited. The majority of the remaining workforce and facility actions are targeted for completion by early 2006. A significant portion of the remaining square footage to be eliminated under the 2004 actions relates to facilities at Carrier and Pratt & Whitney. Approximately 60% of the total pre-tax charges will require cash payments, which will be primarily funded by cash generated from operations. During the first six months of 2005, UTC had pre-tax cash outflows of approximately $97 million related to the 2004 programs. Additional restructuring and related charges of $70 million are expected to be incurred to complete these actions. Recurring pre-tax savings are expected to increase over a two-year period to approximately $295 million annually.

Additional 2005 Actions

UTC expects to incur approximately $80 million of additional restructuring costs in the remainder of 2005 related to previously announced restructuring actions. UTC expects to initiate additional restructuring actions during the remainder of 2005 through its continuing cost reduction efforts. No specific plans for significant new actions have been finalized at this time.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Segment Review

Revenues, operating profits and operating profit margins of UTC’s principal segments include the results of majority-owned subsidiaries, consistent with the management reporting of these businesses. Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2005 and 2004 are included in “Eliminations and other,” which also includes certain small subsidiaries.

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

Results for the quarters and six months ended June 30, 2005 and 2004 are as follows:

In Millions Quarter Ended June 30,	Revenues		Operating Profits		Operating Profit Margin
	2005	2004	2005	2004	2005	2004
Otis	$2,415	$2,193	$422	$342	17.5%	15.6%
Carrier	3,413	3,018	393	354	11.5%	11.7%
UTC Fire & Security	1,162	707	53	32	4.6%	4.5%
Pratt & Whitney	2,273	2,080	368	295	16.2%	14.2%
Hamilton Sundstrand	1,126	935	170	140	15.1%	15.0%
Sikorsky	704	623	63	50	8.9%	8.0%

Total segment	11,093	9,556	1,469	1,213	13.2%	12.7%
Eliminations and other	59	66	102	74
General corporate expenses	—	—	(82)	(70)

Consolidated	$11,152	$9,622	$1,489	$1,217	13.4%	12.6%

Second quarter 2005 restructuring and related charges included in consolidated operating profit totaling $70 million are as follows: Otis $18 million, Carrier $25 million, UTC Fire & Security $1 million, Pratt & Whitney $2 million, Hamilton Sundstrand $17 million, Sikorsky $3 million and Eliminations and other $4 million. The second quarter 2004 restructuring and related charges included in consolidated operating profit totaled $156 million and were as follows: Otis $38 million, Carrier $71 million, Pratt & Whitney $23 million, Hamilton Sundstrand $10 million, Sikorsky $7 million, and Eliminations and other $7 million.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

In Millions Six Months Ended June 30,	Revenues		Operating Profits		Operating Profit Margin
	2005	2004	2005	2004	2005	2004
Otis	$4,737	$4,295	$844	$644	17.8%	15.0%
Carrier	6,118	5,248	545	416	8.9%	7.9%
UTC Fire & Security	1,926	1,410	92	63	4.8%	4.5%
Pratt & Whitney	4,286	4,019	708	501	16.5%	12.5%
Hamilton Sundstrand	2,154	1,861	322	271	14.9%	14.6%
Sikorsky	1,309	1,183	116	96	8.9%	8.1%

Total segment	20,530	18,016	2,627	1,991	12.8%	11.1%
Eliminations and other	29	252	113	291
General corporate expenses	—	—	(163)	(145)

Consolidated	$20,559	$18,268	$2,577	$2,137	12.5%	11.7%

For the first six months of 2005, restructuring and related charges included in consolidated operating profit totaled $120 million as follows: Otis $23 million, Carrier $50 million, UTC Fire & Security $2 million, Pratt & Whitney $12 million, Hamilton Sundstrand $26 million, Sikorsky $3 million, and Eliminations and other $4 million. For the first six months of 2004, restructuring and related charges included in consolidated operating profit totaled $415 million as follows: Otis $106 million, Carrier $184 million, Pratt & Whitney $74 million, Hamilton Sundstrand $30 million, Sikorsky $8 million, and Eliminations and other $13 million.

Otis – In the second quarter 2005, revenues increased $222 million (10%) compared to the same period in 2004. This increase resulted from volume growth (5%) and the favorable impact of foreign currency translation (5%). For the first six months of 2005, revenues increased $442 million (10%) over the same period in 2004. This increase resulted from volume growth (5%) and foreign currency translation (5%). Revenue growth was experienced in all geographic regions and in both the original equipment and service businesses.

Operating profits increased $80 million (23%) in the second quarter of 2005 compared to the same period of 2004, reflecting higher volume and operational efficiencies (11%), lower restructuring charges in 2005 of $20 million (6%), and the favorable impact of foreign currency translation (6%). For the first six months of 2005, operating profit increased $200 million (31%), reflecting higher volume and operational efficiencies (12%), lower restructuring charges (13%), and the impact of foreign currency translation (6%).

Carrier - Revenues increased $395 million (13%) in the second quarter of 2005 compared to the same period of 2004. Volume growth came from acquisitions (9%), principally Linde, the positive effects of foreign currency translation (3%), and the remainder primarily reflecting growth in the transport refrigeration business, Asia Pacific region, and North American HVAC. During the second quarter of 2005, the North American and European residential HVAC revenues were adversely impacted by the unseasonably cool spring, which reduced demand. For the six months ended June 30, 2005, the effects of acquisitions (10%), principally Linde, and foreign currency translation (3%) have contributed most of the $870 million (17%) year-over-year growth. The remainder of the growth was driven by the transport refrigeration business, Asia Pacific region, and North American HVAC.

Carrier operating profits increased $39 million (11%) in the second quarter 2005 compared to the same period of 2004 due primarily to $46 million (13%) of lower restructuring charges in 2005. The

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

operating profit improvement generated by higher volumes and pricing (11%), principally in the transport refrigeration business, Asia Pacific region and the North American HVAC business, and was largely offset by the impact of commodities (20%) and other higher costs including manufacturing inefficiences associated with restructuring actions. The effects of foreign currency translation and acquisitions contributed the balance of the year-over-year improvement. For the six months ended June 30, 2005, operating profit increased $129 million (31%) compared to the same period in 2004 due largely to a reduction in restructuring charges of $134 million (32%). The impact of volume and pricing increases (27%), and foreign currency translation and acquisitions (5%) were offset by commodities (33%) and other higher costs including manufacturing inefficiencies associated with restructuring actions.

UTC Fire & Security - Revenues increased $455 million (64%) in the second quarter of 2005 compared to the same period of 2004, reflecting in large part acquisitions (principally Kidde), which contributed revenues of approximately $400 million (57%). The favorable effects of foreign currency translation contributed 5%, with volume increases across all geographic segments contributing the balance. For the six months ended June 30, 2005, revenues increased $516 million (37%) compared to the same period in 2004. As with the second quarter of 2005, the majority of the increase was attributable to acquisitions (30%), foreign currency translation (5%) with volume increases across all businesses (2%) comprising the balance.

Operating profits increased $21 million (66%) in the second quarter of 2005 compared to the same period of 2004. Acquisitions, principally Kidde, contributed approximately half of this increase. Foreign currency translation provided 7%, with increased volume, pricing and net cost reductions from previous restructuring actions contributing the balance. For the six months ended June 30, 2005, operating profit increased $29 million (46%) compared to the same period in 2004, with acquisitions contributing (17%), foreign currency translation (7%) and increased volume, pricing and net cost reductions from previous restructuring actions (combined 22%) contributing the balance.

Pratt & Whitney - Revenues increased $193 million (9%) in the second quarter of 2005 compared to the same period of 2004. This increase is primarily attributable to higher aftermarket services and commercial engine revenues (4%) and overall higher Pratt & Whitney Canada volume (4%), including engine sales, spares and service. For the six months ended June 30, 2005, revenues increased $267 million (7%) from the same period in 2004 with the growth composition similar to the second quarter 2005, including commercial aftermarket services and engines (4%), Pratt & Whitney Canada engine, spares and service revenues (4%), with military and other revenue increases offsetting the decline in space and Pratt & Whitney Power Systems.

Operating profits increased $73 million (25%) in the second quarter of 2005, compared to the same period of 2004. Higher volumes in both the military and commercial markets (14%), lower restructuring charges (7%), and lower research and development spending (4%), primarily related to timing, accounted for the operating profit growth. For the first six months of 2005, operating profits increased $207 million (41%) due to higher volumes in both the military and commercial markets (13%). The remaining improvement was due to lower research and development spending (8%), primarily related to timing, lower restructuring costs in 2005 (12%), and $42 million (8%) of first quarter 2004 costs associated with a collaboration accounting litigation matter.

Hamilton Sundstrand - Revenues increased $191 million (20%) in the second quarter of 2005 compared to the same period in 2004, principally due to the net impact of acquisitions and divestitures (9%) and growth in the aerospace (7%) and industrial (2%) businesses. Aftermarket revenue growth (1%) reflects higher commercial aftermarket volume offset by a continued decline in military aftermarket volume. The favorable impact of foreign currency translation was 1%. For the six months ended June 30, 2005, revenues increased $293 million (16%) over 2004 levels principally due to the net impact of acquisitions and divestitures (7%) and volume growth within the aerospace (6%) and industrial (2%) businesses. Commercial aftermarket growth was offset by declines in military aftermarket volume. The favorable impact of foreign currency translation was 1%.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Hamilton Sundstrand’s operating profits increased $30 million (21%) in the second quarter of 2005 compared to the same period of 2004 principally due to the net impact of acquisitions and divestitures (19%) and aerospace aftermarket (5%) and industrial (3%) business improvements. Commercial aftermarket improvements were partially offset by the continued decline in the military aftermarket business. Overall, improvements were partly offset by the effects of higher restructuring charges (5%). For the six months ended June 30, 2005, operating profit increased $51 million (19%) over 2004, principally due to the net impact of acquisitions and divestitures (10%), and improvements in the industrial (6%) and aerospace aftermarket (5%) businesses. Commercial aftermarket improvements were partly offset by a continued decline in the military aftermarket business. The net impact of commodity price increases, higher research and development costs, and lower restructuring charges amounted to a 2% reduction in operating profits.

Sikorsky - Revenues increased $81 million (13%) in the second quarter of 2005 compared to the same period of 2004. Strong commercial aircraft (12%) and aftermarket sales (11%) exceeded the loss of Comanche revenues (5%) and lower military sales (5%) to contribute most of the year-over-year revenue growth. Total military aircraft deliveries were up year-over-year; however, the mix of aircraft volume generated lower revenues. The increase in commercial aircraft volume primarily reflects deliveries of the S-92 aircraft, which did not begin initial deliveries until the third quarter of 2004. For the first six months of 2005, revenues increased $126 million (11%) over the same period of 2004. Commercial deliveries of the S-92 aircraft (11%) and strong aftermarket sales (7%) offset the loss of Comanche revenues (8%).

Operating profits increased $13 million (26%) in the second quarter of 2005 compared to the same period of 2004. The increase primarily reflects the profit impact of the increased helicopter and aftermarket revenues (34%) and lower restructuring charges (8%), partially offset by lower Comanche profits (18%). For the first six months of 2005, operating profits increased $20 million (21%) over the same period in 2004. Higher aircraft and aftermarket volume provided the growth (17%). Lower restructuring and research and development spending, partially offset by lower Comanche profits, comprised the balance of the year-over-year improvement.

Eliminations and other - Revenues and operating profits in the second quarter of 2005 include approximately a $75 million non-cash gain on shares held in Snecma, a French aerospace company, upon its merger with SAGEM, and approximately $45 million for interest income related primarily to 1994-1999 U.S. federal tax audits. Revenues and operating profits in the second quarter of 2004 included interest income of approximately $125 million associated with the settlement of claims and other disputed items related to the 1986 - 1993 U.S. federal tax audits. The results for the six months ended June 30, 2005 also include an additional $32 million gain from the sale during the first quarter 2005, of a portion of the shares held in Snecma. The six month results for the period ended June 30, 2004 include a $250 million payment from DaimlerChrysler for the release from certain commitments made in support of MTU Aero Engines GmbH.

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

In Millions	June 30, 2005	December 31, 2004	June 30, 2004
Cash and cash equivalents	$1,985	$2,265	$2,018
Total debt	7,213	5,591	4,965
Net debt (total debt less cash)	5,228	3,326	2,947
Shareowners’ equity	15,274	14,266	12,739
Total capitalization (debt plus equity)	22,487	19,857	17,704
Net capitalization (debt plus equity less cash)	20,502	17,592	15,686
Debt to total capitalization	32%	28%	28%
Net debt to net capitalization	25%	19%	19%

Net cash flows provided by operating activities in the first six months of 2005 increased $180 million to $2,034 million compared to the same period in 2004. Net income growth of $254 million and $193 million of benefit from lower 2005 voluntary pension contributions ($165 million was contributed for the first six months of 2005 compared to $358 million in the first six months of 2004) was partially offset by an unfavorable working capital impact of $153 (working capital was a use of cash of $226 million in 2005 compared to a use of cash of $73 million in 2004). Carrier net working capital levels comprised the majority of the growth which was partially offset by an increase in advances. As previously discussed, average inventory levels in Carrier’s North American and European HVAC distribution channels were higher than in prior years due to distributor incentives, a weaker than anticipated selling season in 2004 and early 2005, as well as planned factory shutdowns required to prepare for changes in U. S. energy efficiency standards.

Cash used in investing activities was $2,726 million for the first six months of 2005 compared with $441 million for the same period of 2004. The increase primarily reflects an increase in acquisition spending of $2,457 million associated with the purchases of Kidde and Lenel. An increase in proceeds from the disposition of businesses (principally Falk) of $299 million, and an increase in capital expenditures of $64 million largely account for the remaining elements of investing cash flow activity.

UTC purchased its initial interest in Kidde of slightly less than 20% in late 2004 for approximately $450 million. The remaining balance of the approximately $2.7 billion cash purchase price was paid in the second quarter of 2005. The acquisition of Lenel for approximately $400 million comprised the majority of the remaining acquisition spending. UTC expects total investments in businesses for the full year 2005 to approximate $4.5 billion, including debt assumed. However, actual acquisition spending may vary depending upon the timing and availability of appropriate acquisition opportunities. Capital expenditures for the full year 2005 are expected to approximate current year depreciation levels.

The cash use of $44 million in customer financing activity for the first six months of 2005 approximated that for the first six months of 2004. While UTC expects that 2005 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. UTC may also arrange for third-party investors to assume a portion of its commitments. UTC had financing and rental commitments of approximately $952 million and $838 million related to commercial aircraft at June 30, 2005 and December 31, 2004, respectively.

Net cash flows provided from financing activities of $435 million for the first six months of 2005 was significantly more than the $1,004 million used in the same period of 2004 as a result of the issuance of long-term debt. During the second quarter of 2005, UTC issued $2.2 billion of commercial paper primarily to support the funding of the Kidde acquisition. In April 2005, UTC issued $2.4 billion of long-term

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

debt, the proceeds of which were used to repay the commercial paper borrowings, with the balance to be used for the Lenel acquisition and general corporate purposes. The $2.5 billion revolving credit facility that backed the issuance of the commercial paper for the Kidde acquisition, was amended to also support the acquisitions of Rocketdyne and Lenel by serving as a back-up facility for the issuance of commercial paper to finance these acquisitions. The available credit under the revolving credit facility was subsequently reduced to $500 million. At June 30, 2005, UTC also had $1.5 billion available under a revolving credit agreement that serves as a back-up facility for the general issuance of commercial paper. As of June 30, 2005, there were no borrowings under either of the revolving credit agreements.

At June 30, 2005, up to approximately $2 billion of additional debt and equity securities could be issued under a shelf registration statement on file with the Securities and Exchange Commission.

UTC repurchased $375 million of common stock, representing approximately 7.2 million shares, in the first six months of 2005 under a previously announced share repurchase program. In March 2005, UTC announced that the Board of Directors authorized the renewal of UTC’s 30 million common share repurchase program. Amounts that were available for repurchase under the previous program lapsed and are no longer available. At June 30, 2005, approximately 54 million shares remain available for repurchase under the program authorized in 2005. UTC expects total share repurchases in 2005 to be approximately $1 billion; however, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a use of UTC’s cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs.

On April 13, 2005, the Board of Directors approved a 2-for-1 split of UTC’s common stock in the form of a stock dividend. The stock dividend was issued June 10, 2005 to shareowners of record at the close of business on May 20, 2005. On June 8, 2005, the Board of Directors declared a dividend of $0.22 per share, payable in the third quarter of 2005.

The funded status of UTC’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. UTC can contribute cash or company stock to its plans at its discretion. During the first six months of 2005, UTC made $165 million of voluntary cash and $157 million of voluntary stock contributions to its global pension plans. UTC expects total voluntary cash contributions to its global pension plans in 2005 to be $500 million.

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

UTC believes that existing sources of liquidity are adequate to meet anticipated borrowing needs at comparable risk-based interest rates for the foreseeable future. The extent and timing of acquisition spending can cause variations in UTC’s debt to capital levels. The second quarter completion of the Kidde and Lenel acquisitions increased the level of debt to capital to 32% from 28%; however, management believes that its existing cash position and other sources of liquidity are sufficient to satisfy UTC’s various cash flow requirements, including further acquisition spending, continued common stock repurchases and pension funding as needed.

Off-Balance Sheet Arrangements and Contractual Obligations

In its 2004 Form 10-K, UTC disclosed its off-balance sheet arrangements and contractual obligations in compliance with the Securities and Exchange Commission’s final ruling on the

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

“Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” There have been no material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business since December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in UTC’s exposure to market risk during the first six months of 2005. For discussion of UTC’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in UTC’s Annual Report incorporated by reference in Form 10-K for the calendar year 2004.

Item 4. Controls and Procedures

UTC has carried out an evaluation under the supervision and with the participation of UTC’s management, including the Chief Executive Officer, the Vice President, Accounting and Control and the Vice President, Finance, of the effectiveness of the design and operation of UTC’s disclosure controls and procedures as of June 30, 2005. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon UTC’s evaluation, the Chief Executive Officer, the Vice President, Accounting and Control and the Vice President, Finance have concluded that, as of June 30, 2005, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports UTC files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in UTC’s internal control over financial reporting during UTC’s quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, UTC’s internal control over financial reporting.

During the first six months of 2005, UTC invested approximately $3.2 billion, including debt assumed, in the acquisition of businesses. As part of its ongoing integration activities, UTC is continuing to incorporate its controls and procedures into these recently acquired businesses.

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about UTC’s purchases of equity securities that are registered by UTC pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2005.

2005	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
April 1 – April 30	24	$32.91	—	58,996
May 1 – May 31	474	51.11	410	58,586
June 1 – June 30	4,121	52.93	4,121	54,465

Total	4,619	$52.64	4,531

*	Shares and average price paid have been restated to reflect the impact of 2-for-1 stock split issued in the second quarter of 2005.

In March 2005, UTC announced that the Board of Directors authorized the repurchase of up to 60 million shares of UTC’s Common Stock. Shares may be purchased on the open market, in privately negotiated transactions, or both. UTC may also acquire shares outside of the program in connection with stock swap exercises of employee stock options and the surrender of shares to cover taxes on vesting of restricted stock. Approximately 88,000 shares were repurchased in these transactions outside the program during the quarter.

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

UNITED TECHNOLOGIES CORPORATION

Dated: July 21, 2005	by:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: July 21, 2005	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Control;
Controller

Dated: July 21, 2005	by:	/s/ William H. Trachsel
William H. Trachsel
Senior Vice President and General Counsel

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.