Form 10-Q
period 2005-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2005-10-21
CIK 101829

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

At September 30, 2005 there were 1,018,652,525 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2005

“UTC”, unless the context otherwise requires, means United Technologies Corporation and its Subsidiaries.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,
In Millions (except per share amounts)	2005	2004
Revenues:
Product sales	$7,928	$6,675
Service sales	2,895	2,573
Financing revenues and other income, net	82	91

	10,905	9,339

Costs and expenses:
Cost of products sold	6,016	5,178
Cost of services sold	1,875	1,624
Research and development	335	299
Selling, general and administrative	1,295	1,108

Operating profit	1,384	1,130

Interest	135	89

Income before income taxes and minority interests	1,249	1,041
Income tax expense	(356)	(287)
Minority interests	(72)	(61)

Net income	$821	$693

Earnings per share of Common Stock:
Basic	$.83	$.70
Diluted	$.81	$.68

Dividends per share of Common Stock	$.22	$.175

Average number of shares outstanding:
Basic	992	992
Diluted	1,015	1,010

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
In Millions (except per share amounts)	2005	2004
Revenues:
Product sales	$22,549	$19,347
Service sales	8,557	7,713
Financing revenues and other income, net	358	547

	31,464	27,607

Costs and expenses:
Cost of products sold	17,124	15,039
Cost of services sold	5,572	5,014
Research and development	944	925
Selling, general and administrative	3,863	3,362

Operating profit	3,961	3,267

Interest	355	267

Income before income taxes and minority interests	3,606	3,000
Income tax expense	(959)	(765)
Minority interests	(204)	(174)

Net income	$2,443	$2,061

Earnings per share of Common Stock:
Basic	$2.46	$2.07
Diluted	$2.40	$2.04

Dividends per share of Common Stock	$.66	$.525

Average number of shares outstanding:
Basic	993	994
Diluted	1,016	1,012

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In Millions	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$2,102	$2,265
Accounts receivable, net	7,338	6,315
Inventories and contracts in progress, net	5,964	5,078
Future income tax benefits	1,468	1,441
Other current assets	639	571

Total Current Assets	17,511	15,670

Customer financing assets	1,199	1,090
Future income tax benefits	1,091	1,382
Fixed assets	13,173	12,736
Less: Accumulated depreciation	(7,660)	(7,505)

Net Fixed Assets	5,513	5,231

Goodwill	12,726	10,111
Intangible assets	3,130	2,016
Other assets	4,898	4,941

Total Assets	$46,068	$40,441

Liabilities and Shareowners’ Equity
Short-term borrowings	$1,148	$1,320
Accounts payable	3,680	3,490
Accrued liabilities	9,701	8,245
Long-term debt currently due	298	40

Total Current Liabilities	14,827	13,095

Long-term debt	6,366	4,231
Future pension and postretirement benefit obligations	4,938	4,595
Other long-term liabilities	3,281	3,344
Minority interest in subsidiary companies	912	910

Total Liabilities	30,324	26,175

Shareowners’ Equity:
Common Stock	8,639	8,106
Treasury Stock	(6,999)	(6,312)
Retained earnings	15,658	13,880
Unearned ESOP shares	(245)	(256)
Accumulated other non-shareowners’ changes in equity	(1,309)	(1,152)

Total Shareowners’ Equity	15,744	14,266

Total Liabilities and Shareowners’ Equity	$46,068	$40,441

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
In Millions	2005	2004
Operating Activities:
Net income	$2,443	$2,061
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	728	744
Deferred income tax provision	213	173
Minority interests in subsidiaries’ earnings	204	174
Stock compensation cost	119	123
Change in:
Accounts receivable	(901)	(757)
Inventories and contracts in progress	(676)	(261)
Accounts payable and accrued liabilities	1,105	730
Other current assets	(66)	11
Voluntary contributions to global pension plans	(365)	(559)
Other, net	385	336

Net cash flows provided by operating activities	3,189	2,775

Investing Activities:
Capital expenditures	(584)	(451)
Investments in businesses	(3,570)	(341)
Dispositions of businesses	308	7
Increase in customer financing assets, net	(76)	(94)
Other, net	104	89

Net cash flows used in investing activities	(3,818)	(790)

Financing Activities:
Issuance (repayment) of long-term debt, net	1,900	(15)
Decrease in short-term borrowings, net	(236)	(244)
Common Stock issued under employee stock plans	220	193
Dividends paid on Common Stock	(625)	(496)
Repurchase of Common Stock	(760)	(688)
Other, net	(6)	(24)

Net cash flows provided by (used in) financing activities	493	(1,274)

Effect of foreign exchange rate changes on Cash and cash equivalents	(27)	6

Net (decrease) increase in Cash and cash equivalents	(163)	717

Cash and cash equivalents, beginning of year	2,265	1,623

Cash and cash equivalents, end of period	$2,102	$2,340

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at September 30, 2005 and for the quarters and nine months ended September 30, 2005 and 2004 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in UTC’s Annual Report incorporated by reference in Form 10-K for calendar year 2004 and as restated in UTC’s Form 8-K filed on May 6, 2005 for the modified retrospective adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (SFAS No. 123(R)) (collectively referred to as the 10-K). Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. Prior year amounts have also been adjusted to reflect the adoption of SFAS No. 123(R). See discussion in Notes 6 and 13 of the Condensed Consolidated Financial Statements.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

During the first nine months of 2005, UTC’s investment in businesses, including debt assumed, was approximately $4.1 billion. Approximately $3.1 billion of this investment occurred in the second quarter, primarily for the acquisitions of Kidde plc and Lenel Systems International, Inc. Approximately $0.9 billion of this investment occurred in the third quarter, primarily for the acquisition of the Rocketdyne Power & Propulsion business from the Boeing Company and for the acquisition of an additional interest in Nippon Otis, UTC’s majority-owned and consolidated elevator joint venture in Japan, for $120 million.

The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method and have been included in the Consolidated Statement of Operations beginning on the effective date of the acquisition.

UTC completed its acquisition of Rocketdyne on August 2, 2005 for a purchase price of $700 million in cash. Rocketdyne is a leader in sophisticated aerospace propulsion systems including the Space Shuttle main engine and engines used on the Delta rocket programs. UTC preliminarily recorded approximately $439 million of goodwill and $87 million of intangible assets in connection with this acquisition. The addition of Rocketdyne strengthens UTC’s core space propulsion, power and exploration business by increasing product breadth and leveraging complimentary technologies. The Rocketdyne business is being integrated into UTC’s existing space propulsion, space power and energy businesses within the Pratt & Whitney and Hamilton Sundstrand segments.

As previously disclosed, in December 2004, UTC announced its offer to purchase 100% of the outstanding shares of Kidde, a global provider of fire safety products and services, including aircraft fire protection systems, to commercial, industrial, aerospace and retail customers. The purchase price of $3.1 billion included approximately $520 million of debt assumed net of approximately $150 million of cash acquired. UTC purchased an initial interest of slightly less than 20% of the outstanding shares of Kidde in 2004 for approximately $450 million. Effective April 1, 2005, UTC’s offer for the remaining outstanding shares of Kidde became wholly unconditional and UTC assumed control. Payment for the remaining outstanding shares of Kidde was completed in the second quarter of 2005. The following table summarizes the estimated fair values of assets acquired and liabilities assumed from Kidde as of April 1, 2005, the effective date of the acquisition:

(In Millions)
Current assets	$942
Property, plant and equipment	201
Intangible assets	966
Goodwill	2,046
Other assets	56

Total assets acquired	4,211

Accounts payable and accrued liabilities	$465
Long-term debt and short-term borrowings	523
Deferred taxes	389
Pension and postretirement obligations	100
Other liabilities	43

Total liabilities assumed	1,520

Net assets acquired	$2,691

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

In connection with the acquisition of Kidde, UTC recorded $966 million of identifiable intangible assets. The Kidde trademark, valued at $132 million, was assigned an indefinite life. The amortized intangible assets and the weighted average amortization periods are as follows: trademarks - $73 million (15 years), customer relationships - $696 million (3-32 years) and completed technology - $65 million (10 years).

Beginning in the second quarter of 2005, Kidde’s aircraft fire protection systems business was included in UTC’s Hamilton Sundstrand segment, while Kidde’s industrial fire protection and residential and commercial fire safety businesses were consolidated with Chubb in the newly named UTC Fire & Security segment (see additional discussion of segment reporting in Note 12 to the Condensed Consolidated Financial Statements).

In May 2005, UTC completed the acquisition of Lenel for approximately $440 million. Lenel provides software and integrated systems for the corporate and government security markets and will provide UTC with high-end technological access to these markets as part of UTC’s Fire & Security segment. UTC recorded approximately $380 million of goodwill and $80 million of intangible assets in connection with this acquisition.

The final purchase price allocation of all acquired businesses is subject to finalization of the valuation of certain assets and liabilities, plans for consolidation of facilities and relocation of employees and other restructuring activities.

In May 2005, Hamilton Sundstrand sold its Falk Corporation subsidiary for approximately $300 million in cash. See Note 5: “Income Taxes” for further information.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

UTC’s goodwill balances at September 30, 2005 were as follows:

In Millions	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Total Segment	Eliminations & Other	UTC Total
Balance as of January 1, 2005	$988	$2,231	$2,490	$475	$3,685	$154	$10,023	$88	$10,111
Goodwill resulting from business combinations	5	126	1,662	439	802	7	3,041	—	3,041
Foreign currency translation and other	—	(20)	(245)	—	(161)	—	(426)	—	(426)

Balance as of September 30, 2005	$993	$2,337	$3,907	$914	$4,326	$161	$12,638	$88	$12,726

The foreign currency translation and other reduction in goodwill of $426 million for the nine months ended September 30, 2005 was due primarily to the disposition of Falk ($121 million) and to foreign currency translation ($235 million).

Identifiable intangible assets consist of:

	September 30, 2005		December 31, 2004
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Purchased service contracts	$1,085	$(380)	$997	$(349)
Patents and trademarks	335	(53)	254	(44)
Customer relationships	1,238	(121)	487	(74)
Other	425	(92)	195	(48)

	$3,083	$(646)	$1,933	$(515)

Unamortized intangible assets:
Trademarks	693	—	598	—

	$3,776	$(646)	$2,531	$(515)

Amortization of intangible assets for the quarter and nine months ended September 30, 2005 was $71 million and $156 million, respectively, compared with $35 million and $98 million for the same periods of 2004. Amortization of these intangible assets for 2005 through 2009 is expected to approximate $225 million per year.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Note 2: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions except per share amounts)	2005	2004	2005	2004
Net income	$821	$693	$2,443	$2,061

Average shares:
Basic	992	992	993	994
Stock awards	23	18	23	18

Diluted	1,015	1,010	1,016	1,012

Earnings per share of Common Stock:
Basic	$0.83	$0.70	$2.46	$2.07
Diluted	$0.81	$0.68	$2.40	$2.04

Net income and earnings per share for 2004 have been restated to reflect the adoption of SFAS No. 123(R). Average shares and earnings per share for 2004 have been restated to reflect the impact of a 2-for-1 stock split issued in the second quarter of 2005. See Notes 6 and 9 to the Condensed Consolidated Financial Statements for additional discussion.

Note 3: Inventories and Contracts in Progress

In Millions	September 30, 2005	December 31, 2004
Inventories consist of the following:
Raw materials	$1,198	$844
Work-in-process	1,665	1,355
Finished goods	2,804	2,603
Contracts in progress	3,002	2,643

	8,669	7,445
Less:
Progress payments, secured by lien, on U.S. Government contracts	(158)	(128)
Billings on contracts in progress	(2,547)	(2,239)

	$5,964	$5,078

Note 4: Borrowings and Lines of Credit

At September 30, 2005, UTC had approximately $750 million of commercial paper outstanding issued primarily to fund the acquisition of Rocketdyne.

In April 2005, UTC issued $2.4 billion of long-term debt, the proceeds of which were used to repay $2.2 billion of commercial paper issued primarily to support the funding of the Kidde acquisition, and the balance used primarily for the Lenel acquisition and for general corporate purposes. The long-term debt is comprised of three series of notes as follows:

Principal (in millions)	Rate	Maturity
$ 600	4.375%	May 1, 2010
$ 1,200	4.875%	May 1, 2015
$ 600	5.400%	May 1, 2035

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

At September 30, 2005, UTC had credit commitments from banks totaling $1.5 billion under a revolving credit agreement, which serves as a back-up facility for the issuance of commercial paper. As of September 30, 2005, there were no borrowings under this revolving credit agreement. An additional $500 million credit agreement, established to finance certain acquisitions was voluntarily terminated by UTC with the consent of the lenders on August 19, 2005.

At September 30, 2005, additional debt and equity securities of up to $2 billion could be issued under a shelf registration statement on file with the Securities and Exchange Commission.

Note 5: Income Taxes

In the second quarter of 2005, the Internal Revenue Service (“IRS”) completed its examination of tax years 1994 through 1999 and commenced its examination of tax years 2000 through 2003. UTC will pursue with the Appeals Division of the IRS the resolution of a disputed issue related to the 1999 disposition of a business segment. In the second quarter, UTC recorded favorable adjustments for tax and interest of approximately $66 million and $45 million, respectively, attributable primarily to UTC’s re-evaluation of its liabilities and contingencies in light of the completion and commencement of exam cycles. The second quarter also includes the net tax impacts associated with non-core business divestitures of certain Hamilton Sundstrand and Carrier operations that nearly offset each other and had no material effect upon UTC’s effective tax rate. UTC recognized a tax cost related to the tax gain from the sale of its Falk division and Carrier recognized a tax benefit related to the tax loss from the sale of a refrigeration operation. The third party sales of the Hamilton Sundstrand and Carrier operations did not result in significant pre-tax gains or losses for financial reporting purposes.

Results for the second quarter of 2004 include pre-tax interest income of approximately $125 million and a favorable income tax adjustment of approximately $80 million, both resulting from the settlement of 1986-1993 U.S. Federal tax audits.

The American Jobs Creation Act, signed into law in October of 2004, provides an opportunity to repatriate up to $500 million of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. UTC has evaluated the potential effects of the repatriation provision and has determined that it would not be economical to repatriate foreign earnings.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Contributions:
Defined Benefit Plans:
Voluntary	$200	$201	$365	$559
Mandatory	25	22	66	88

Defined Contribution Plans	$45	$32	$121	$99

UTC also contributed $157 million of stock to its defined benefit plan in the second quarter of 2005.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The following table illustrates the components of net periodic benefit cost for UTC’s pension and other postretirement benefits.

	Pension Benefits Quarter Ended September 30,		Pension Benefits Nine Months Ended September 30,
In Millions	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$107	$85	$287	$249
Interest cost	279	261	819	774
Expected return on plan assets	(335)	(310)	(991)	(929)
Amortization	59	37	181	114
Recognized actuarial net loss	10	6	23	17

	120	79	319	225
Net settlement and curtailment loss	—	9	8	36

Total net periodic benefit cost	$120	$88	$327	$261

	Other Postretirement Benefits Quarter Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
In Millions	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$1	$2	$5	$5
Interest cost	15	16	43	48
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization	(5)	(6)	(19)	(17)

	10	11	26	33
Net settlement and curtailment (gain) loss	—	(3)	6	(2)

Total net periodic benefit cost	$10	$8	$32	$31

Stock–Based Compensation

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

For the quarter and nine months ended September 30, 2005, $48 million and $119 million of compensation cost, respectively, was recognized in operating results as compared to $47 million and $123 million for the same periods in 2004.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Note 7: Restructuring and Related Costs

During the first nine months of 2005, UTC recorded net pre-tax restructuring and related charges in its business segments totaling $170 million for new and ongoing restructuring actions as follows: Otis $30 million, Carrier $62 million, UTC Fire & Security $11 million, Pratt & Whitney $16 million, Hamilton Sundstrand $42 million, Sikorsky $3 million and Eliminations & Other $6 million. The charges included $105 million in cost of sales, $51 million in selling, general and administrative expenses and $14 million in other income. As described below, these charges relate to actions initiated during 2005 and 2004.

2005 Actions During the first nine months of 2005, UTC initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. UTC recorded net pre-tax restructuring and related charges totaling $112 million, including $50 million in cost of sales, $48 million in selling, general and administrative expenses and $14 million in other income.

As of September 30, 2005, net workforce reductions of approximately 1,100 employees of an expected 2,600 employees have been completed, and 360,000 net square feet of facilities of an expected 1.8 million net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion through 2006.

The following table summarizes the accrual balances and utilization by cost type for the 2005 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended September 30, 2005

Restructuring accruals at June 30, 2005	$42	$—	$4	$46
Net pre-tax restructuring charges	26	2	2	30
Utilization	(17)	(2)	(1)	(20)

Balance at September 30, 2005	$51	$—	$5	$56

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$106	$19	$45	$170
Costs incurred – quarter ended March 31, 2005	(20)	(7)	(1)	(28)
Costs incurred – quarter ended June 30, 2005	(38)	(10)	(6)	(54)
Costs incurred – quarter ended September 30, 2005	(26)	(2)	(2)	(30)

Remaining costs at September 30, 2005	$22	$—	$36	$58

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by segment:

In Millions	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Eliminations & Other	Total
Expected costs	$30	$60	$19	$37	$14	$3	$7	$170
Costs incurred – quarter ended March 31, 2005	(5)	(19)	(1)	(2)	(1)	—	—	(28)
Costs incurred – quarter ended June 30, 2005	(16)	(21)	(1)	(1)	(8)	(3)	(4)	(54)
Costs incurred – quarter ended Sept. 30, 2005	(6)	(9)	(9)	(1)	(3)	—	(2)	(30)

Remaining costs at Sept. 30, 2005	$3	$11	$8	$33	$2	$—	$1	$58

2004 Actions During the first nine months of 2005, UTC recorded net pre-tax restructuring and related charges in the business segments totaling $58 million for restructuring actions initiated in 2004, including $55 million in cost of sales and $3 million in selling, general and administrative expenses. The 2004 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and Pratt & Whitney’s Space Propulsion facility located in San Jose, California.

As of September 30, 2005, net workforce reductions of approximately 5,400 employees of an expected 5,500 employees have been completed, and 2.5 million net square feet of facilities of an expected 5.7 million net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion by early 2006.

The following table summarizes the accrual balances and utilization by cost type for the 2004 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
For the quarter ended September 30, 2005

Restructuring accruals at June 30, 2005	$131	$—	$16	$147
Net pre-tax restructuring charges (reversals)	(1)	—	21	20
Utilization	(23)	—	(22)	(45)

Balance at September 30, 2005	$107	$—	$15	$122

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The following table summarizes expected, incurred and remaining costs for the 2004 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$321	$81	$237	$639
Costs incurred through December 31, 2004	(324)	(79)	(139)	(542)
Costs incurred – quarter ended March 31, 2005	(1)	(2)	(19)	(22)
Reversals (costs incurred) – quarter ended June 30, 2005	3	—	(19)	(16)
Reversals (costs incurred) – quarter ended September 30, 2005	1	—	(21)	(20)

Remaining costs at September 30, 2005	$—	$—	$39	$39

The following table summarizes expected, incurred and remaining costs for the 2004 restructuring actions by segment:

In Millions	Otis	Carrier	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Eliminations and Other	Total
Expected costs	$124	$197	$175	$119	$9	$15	$639
Costs incurred through December 31, 2004	(120)	(179)	(149)	(70)	(9)	(15)	(542)
Costs incurred – quarter ended March 31, 2005	—	(6)	(8)	(8)	—	—	(22)
Costs incurred – quarter ended June 30, 2005	(2)	(4)	(1)	(9)	—	—	(16)
Costs incurred – quarter ended September 30, 2005	(1)	(3)	(3)	(13)	—	—	(20)

Remaining costs at September 30, 2005	$1	$5	$14	$19	$—	$—	$39

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

At September 30, 2005 and December 31, 2004, the fair value of derivatives recorded as assets was $203 million and $165 million, respectively, and the fair value of derivatives recorded as liabilities was $24 million and $43 million, respectively. Of the amount recorded in shareowners’ equity, a $91 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended September 30, 2005 were immaterial. All open derivative contracts accounted for as cash flow hedges mature by December 2009.

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters and nine months ended September 30, 2005 and 2004 is provided below.

	Quarter Ended September 30,		Nine months Ended September 30,
In Millions	2005	2004	2005	2004
Shareowners’ Equity, beginning of period	$15,274	$12,740	$14,266	$11,953
Common Stock issued under employee plans	111	141	450	414
Common Stock repurchased	(385)	(208)	(760)	(688)
Common Stock contributed to pension plans	—	—	157	—
Dividends paid on Common Stock	(208)	(165)	(625)	(496)
Dividends paid on ESOP Common Stock	(10)	(9)	(31)	(26)
Non-shareowners’ Changes in Equity:
Net income	821	693	2,443	2,061
Foreign currency translation, net	94	100	(106)	36
Increases (decreases) in unrealized holdings, net	8	(3)	(61)	58
Cash flow hedging (income) loss, net	39	16	11	(7)

Shareowners’ Equity, end of period	$15,744	$13,305	$15,744	$13,305

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

The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2005 and 2004 are as follows:

(In Millions)	2005	2004
Balance - beginning of year	$1,185	$1,161
Warranties and performance guarantees issued	333	339
Settlements made	(318)	(324)
Other	13	(8)

Balance - end of period	$1,213	$1,168

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

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

As previously disclosed, the European Commission’s Competition Directorate (the “EU Commission”) conducted inspections in early 2004 at offices of UTC’s Otis subsidiary in Berlin, Brussels, Luxembourg and Paris relating to an investigation of possible unlawful collusive arrangements involving the European elevator and escalator industry. Based on the results of its own internal investigation, UTC believes that some Otis employees engaged in activities at a local level in Belgium, Luxembourg, The Netherlands, and Germany in violation of Otis and UTC policies and European competition law. On October 13, 2005, UTC received a Statement of Objections from the EU Commission relating to this investigation. The Statement of Objections, an administrative complaint, alleges infringements of EU competition rules by certain elevator companies, including Otis, in Belgium, Luxembourg, The Netherlands and Germany. UTC is carefully reviewing the Statement of Objections and will respond timely to the EU Commission. As it has from the start, UTC continues to cooperate fully with the EU Commission. As previously disclosed, UTC believes it is still too early in the EU Commission’s investigation for UTC to reasonably estimate the civil fines to which it or Otis would likely be subject. The aggregate amount of such fines, if ultimately imposed, could be material to UTC’s operating results for the period in which the actual liability would be recognized or cash flows for the period in which the fines would be paid. UTC does not believe that any such fines would have a materially adverse effect on UTC’s financial condition, or that the resolution of this matter would have a materially adverse effect on Otis’ competitive position.

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

management organization has general operating autonomy over diversified products and services. Segment financial data include the results of UTC’s majority-owned businesses, consistent with the management reporting of these businesses.

As discussed more fully in Note 6 to the Condensed Consolidated Financial Statements, UTC adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2005. Accordingly, the impact of stock options granted has been included in the operating results noted below, with prior periods restated to include the pro-forma amounts previously reported under SFAS No. 123 using a Black-Scholes valuation.

Beginning in 2005, interest income has been reclassified from segment revenues and operating profit to Eliminations and other. Prior periods have been restated for comparability.

Results for the quarters and nine months ended September 30, 2005 and 2004 are as follows:

Quarter Ended September 30,	Revenues		Operating Profits		Operating Profit Margin
(in millions)	2005	2004	2005	2004	2005	2004
Otis	$2,362	$2,228	$442	$385	18.7%	17.3%
Carrier	3,351	2,675	367	301	11.0%	11.3%
UTC Fire & Security	1,121	696	56	33	5.0%	4.7%
Pratt & Whitney	2,414	2,100	379	302	15.7%	14.4%
Hamilton Sundstrand	1,077	980	179	160	16.6%	16.3%
Sikorsky	639	679	64	54	10.0%	8.0%

Total segment	10,964	9,358	1,487	1,235	13.6%	13.2%
Eliminations and other	(59)	(19)	(26)	(26)
General corporate expenses	—	—	(77)	(79)

Consolidated	$10,905	$9,339	$1,384	$1,130	12.7%	12.1%

Nine Months Ended September 30,	Revenues		Operating Profits		Operating Profit Margin
(in millions)	2005	2004	2005	2004	2005	2004
Otis	$7,099	$6,523	$1,286	$1,029	18.1%	15.8%
Carrier	9,469	7,923	912	717	9.6%	9.0%
UTC Fire & Security	3,047	2,106	148	96	4.9%	4.6%
Pratt & Whitney	6,700	6,119	1,087	803	16.2%	13.1%
Hamilton Sundstrand	3,231	2,841	501	431	15.5%	15.2%
Sikorsky	1,948	1,862	180	150	9.2%	8.1%

Total segment	31,494	27,374	4,114	3,226	13.1%	11.8%
Eliminations and other	(30)	233	87	265
General corporate expenses	—	—	(240)	(224)

Consolidated	$31,464	$27,607	$3,961	$3,267	12.6%	11.8%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Total assets as of September 30, 2005 and December 31, 2004 are as follows:

In Millions	September 30, 2005	December 31, 2004
Otis	$5,990	$5,939
Carrier	9,830	9,166
UTC Fire & Security	7,607	4,974
Pratt & Whitney	8,999	7,514
Hamilton Sundstrand	8,879	7,473
Sikorsky	2,352	1,965

Total segment	43,657	37,031
Eliminations and other	2,411	3,410

Consolidated	$46,068	$40,441

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under collaboration agreements are recorded as earned and collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended September 30, 2005 and 2004 was approximately $159 million and $144 million, respectively. For the nine months ended September 30, 2005 and 2004, the approximate collaborator share of revenue was $472 million and $448 million, respectively.

Note 13: Effect of Recent Accounting Pronouncements

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

Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29)” was issued in December 2004 and is effective for nonmonetary exchanges occurring after June 15, 2005 with prospective application. This SFAS replaces the exception to using fair value for nonmonetary exchanges of similar productive assets, with a general exception for exchanges of nonmonetary assets that do not have commercial substance. UTC has analyzed the potential effect of SFAS No. 153 and has determined there to be no significant impact.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and nine months ended September 30, 2005 and 2004, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 21, 2005, appearing below, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of September 30, 2005, and the related condensed consolidated statement of operations for each of the three and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and 2004. This interim financial information is the responsibility of the Corporation’s management.

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

October 21, 2005

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

UTC operates in six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The UTC Fire & Security segment was created upon the acquisition of Kidde and includes the former Chubb segment and the newly acquired Kidde business, excluding the aircraft fire protection systems business, which is included in the Hamilton Sundstrand segment. Sikorsky and Hamilton Sundstrand, which comprised the former Flight Systems segment, are now reported as separate segments. Otis, Carrier and UTC Fire & Security are collectively referred to as the commercial businesses, while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the aerospace businesses. The current status of significant factors impacting UTC’s business environment in 2005 is discussed below. For additional discussion, refer to the “Business Environment” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in UTC’s Annual Report which is incorporated by reference in UTC’s Form 10-K for calendar year 2004 and as restated on Form 8-K filed on May 6, 2005.

General

As worldwide businesses, UTC’s operations are affected by global and regional industrial, economic and political factors. However, UTC’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on its consolidated results. As part of its globalization strategy, UTC invests in many countries, including China where revenue growth to date has been particularly strong and has benefited both the commercial businesses and Hamilton Sundstrand’s industrial businesses.

Foreign currency translation contributed to the revenue growth in both the third quarter and first nine months of 2005, as discussed in more detail in “Results of Continuing Operations”. This has largely been the result of a strong Euro in relation to the U.S. dollar during the first half of 2005, and to the strength of other currencies in the third quarter such as Canada’s, Brazil’s and Korea’s in relation to the U.S. dollar.

Increases in certain commodity prices such as steel, copper and titanium had an adverse impact on earnings for the nine months ended September 30, 2005, and are expected to have an aggregate adverse impact on earnings for the year. After a partial recovery through pricing, the net impact to earnings for the nine months ended September 30, 2005 was approximately $120 million. The net impact to the full year is expected to be approximately $140 million as price increases are expected to substantially offset the higher commodity costs in the fourth quarter.

Commercial Businesses

The commercial businesses generally serve customers in the worldwide commercial and residential property industries, although Carrier also serves customers in the commercial and transport refrigeration industries. Revenues in the commercial businesses are influenced by residential and commercial construction activity, domestic and world gross domestic product growth levels, overall global economic conditions and, for Carrier, seasonal weather conditions. For the third quarter of 2005, a warmer summer resulted in higher demand in the North American heating, ventilating and air conditioning (HVAC) business, compared to the second quarter, and helped to offset the earlier adverse effects of an unseasonably cool spring. Conversely, Europe has continued to experience cool temperatures which has weakened demand there for residential HVAC in the first nine months of 2005 as compared to the same period in the prior year. The generally strong construction markets in North America have also contributed to revenue growth as has the strength in the transportation and container industries.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

As noted above, certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather. As of September 2005, average inventory levels in the North American and European HVAC distribution channels were higher than the prior year due in part to a weaker than anticipated selling season in Europe in both 2004 and early 2005, higher customer orders in advance of changes in U.S. energy efficiency standards, and planned factory shutdowns required to prepare for these new standards.

Within the Otis segment, North American elevator sales have grown modestly and European sales have exhibited good growth. Asian elevator sales have been mixed with China showing strong growth, Japan and Korea softening, and the rest of Asia solid. Overall favorable economic conditions have benefited revenue growth.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, a portion of this segment also serves customers in the industrial markets. Revenue passenger miles (RPMs), U.S. Government military and space spending, and the general economic health of airline carriers are all barometers for UTC’s aerospace businesses. The continued growth in RPMs is benefiting both commercial aircraft production as well as aftermarket service and spares revenue levels, although the commercial airlines profitability continues to be affected by rising fuel prices. Global economic conditions are helping to drive commercial helicopter sales. Military and space revenues across the aerospace businesses have generally been flat this year to date. Lower development effort at Sikorsky due to the loss of the Comanche program and reduced aftermarket volumes at Hamilton Sundstrand have been offset by aftermarket growth at Pratt & Whitney and an increase in space revenues including the acquisition of Rocketdyne. The recent bankruptcy filings of major U.S. airlines have not had a significant impact on UTC’s year-to-date operating results. As noted below, a provision of approximately $0.02 per share was taken at Pratt & Whitney in the third quarter of 2005 for exposure associated with commercial airline industry customers. The strong production levels at airframers, as well as the continued high usage of aircraft, as evidenced by the growth in RPMs, is supporting the growth year-to-date.

Acquisition Activity

UTC’s growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved, can affect UTC’s operations and results.

In the third quarter of 2005, UTC completed its acquisition of the Rocketdyne Propulsion & Power business from The Boeing Company. Rocketdyne is a leader in sophisticated aerospace propulsion systems including the Space Shuttle main engine and engines used on the Delta rocket programs. The Rocketdyne business is to be integrated into UTC’s existing space propulsion, space power and energy businesses within the Pratt & Whitney and Hamilton Sundstrand segments. The addition of Rocketdyne strengthens UTC’s core space propulsion, power and exploration business by increasing product breadth and leveraging complimentary technologies. For 2005, Rocketdyne is expected to contribute approximately $200 million of revenues. The acquisition of Rocketdyne is not expected to have a significant impact on earnings per share in 2005.

Also in the third quarter of 2005, UTC acquired an additional interest in Nippon Otis, its majority-owned and consolidated elevator joint venture in Japan, for $120 million.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

In the second quarter of 2005, UTC completed the previously announced acquisition of Kidde plc. Kidde is a global provider of fire safety products and services, including aircraft fire protection systems, to commercial, industrial, aerospace and retail customers in 29 countries. The addition of Kidde’s fire suppression products and services to UTC’s existing fire safety business will establish it as a global leader within the fire safety industry. The strong U.S. presence of Kidde will augment the largely European and Australian revenue base in the existing Chubb operations. Kidde’s aerospace business complements the existing Hamilton Sundstrand business by providing additional integrated systems for many of the same aircraft on which Hamilton Sundstrand is already a key supplier. Kidde has contributed approximately $900 million of revenues through the nine months ended September 30, 2005 and is expected to contribute approximately $1.5 billion for the full year. The acquisition of Kidde is not expected to have a significant impact on earnings per share in 2005.

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

In May 2005, Hamilton Sundstrand sold its Falk Corporation subsidiary for approximately $300 million in cash.

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

Continued commercial airline financial distress, global economic conditions, changes in commodity prices, interest rates, foreign currency exchange rates and energy costs create uncertainties that could impact UTC’s earnings outlook for the remainder of 2005.

CRITICAL ACCOUNTING ESTIMATES

Preparation of UTC’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in UTC’s Annual Report, incorporated by reference in its Form 10-K for the calendar year 2004 and as restated on UTC’s Form 8-K filed on May 6, 2005 (collectively referred to as the 10-K), describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in UTC’s critical accounting estimates during the first nine months of 2005.

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

The American Jobs Creation Act, signed into law in October of 2004, provides an opportunity to repatriate up to $500 million of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. UTC has evaluated the potential effects of the repatriation provision and has determined that it would not be economical to repatriate foreign earnings.

RESULTS OF CONTINUING OPERATIONS

Revenues

(in millions)	2005	2004	% change
Quarter ended September 30	$10,905	$9,339	16.8%
Nine months ended September 30	$31,464	$27,607	14.0%

The third quarter revenue increase of 16.8% reflects revenue contributed from acquisitions (9%), organic growth (6%), and the favorable impact of foreign currency translation (1%), resulting from the weakness of the U.S. dollar relative to several currencies including those of Canada, Brazil and Korea. Within the commercial businesses, UTC Fire & Security benefited from the addition of Kidde and growth in all geographic regions. Otis experienced growth across all regions as a result of its order backlog as well as generally favorable economic conditions. The third quarter saw growth in Carrier’s North American HVAC business, which helped offset the weakness experienced in the second quarter of 2005 due to the unseasonably cool temperatures. However, the European HVAC revenues declined slightly as temperatures have remained cool throughout the summer selling season. Military aerospace volume was generally flat across UTC’s aerospace businesses due to the loss of the Comanche program at Sikorsky and reduced military aftermarket revenues at Hamilton Sundstrand. Partially offsetting these declines were improvements in original equipment market (OEM) revenues at Hamilton Sundstrand. The commercial aerospace OEM and aftermarket volume remained strong, led by increased Pratt & Whitney commercial and aftermarket services and Pratt & Whitney Canada engine sales, Sikorsky commercial helicopter deliveries, and aftermarket sales and services across all businesses.

The nine-month revenue increase of 14.0% consists of revenue from acquisitions (7%), organic growth (6%) and the favorable impact of foreign currency translation (2%). These increases were partially offset by a reduction in financing and other income (1%) as discussed below. The composition of the year-to-date revenue increase is similar to that described above for the third quarter.

Net financing revenues and other income decreased $9 million (10%) in the third quarter of 2005 and $189 million (35%) for the first nine months of 2005, when compared to the same periods of 2004. The nine-month decrease results primarily from the inclusion of a $250 million payment from DaimlerChrysler associated with the release from commitments made in support of MTU Aero Engines GmbH in other income in the first quarter of 2004. The decrease is also attributable to higher tax adjustments in 2004 ($125 million pretax interest income) associated with the settlement of the 1986 to 1993 U.S. federal tax audits recorded in the second quarter of 2004, compared to the approximately $45 million of pretax interest income primarily associated with the re-evaluation of liabilities and contingencies in light of the completion of the examinations of the 1994 through 1999 tax years and commencement of the 2000-2003 tax years, recorded in the second quarter of 2005. The decrease was partially offset by gains of approximately $110 million recognized on shares held in Snecma, a French aerospace company. Approximately $75 million was a non-cash gain recognized upon the merger of Snecma with SAGEM. The balance of the gains was recognized upon the sale of substantially all the shares held in Snecma.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Gross Margin

	2005		2004
(in millions)	Amount	% of Sales	Amount	% of Sales
Quarter ended September 30	$2,932	27.1%	$2,446	26.4%
Nine months ended September 30	$8,410	27.0%	$7,007	25.9%

The 70 basis point increase in gross margin in the third quarter of 2005 compared to the same period in 2004 was due to higher commercial aerospace aftermarket volume, reduced costs in certain segments, including restructuring, and price increases. The impact of increased commodity costs was almost entirely recovered through price increases in the quarter.

The 110 basis points of improvement for the first nine months of 2005 compared to the same period in 2004 resulted primarily from lower restructuring charges in the first nine months of 2005 of $303 million (approximately 110 basis points) and the absence of a Pratt & Whitney collaboration litigation matter for $42 million (approximately 20 basis points) that adversely affected the first quarter of 2004. The remaining improvement was driven by higher commercial aerospace aftermarket volume, reduced costs, including restructuring and price increases. After a partial recovery through pricing increased commodity costs had a net adverse impact on gross margin of approximately $120 million (approximately 40 basis points) in the first nine months of 2005.

Research and Development

	2005		2004
(in millions)	Amount	% of sales	Amount	% of sales
Quarter ended September 30:
Company-funded	$335	3.1	$299	3.2
Customer-funded	$365	3.4	$448	4.8

Total	$700	6.5	$747	8.0
Nine months ended September 30:
Company-funded	$944	3.0	$925	3.4
Customer-funded	$1,119	3.6	$1,265	4.7

Total	$2,063	6.6	$2,190	8.1

Spending on the Boeing 787 program at Hamilton Sundstrand, acquisitions and new platform spending at Pratt & Whitney and Sikorsky all contributed to the increase in company-funded research and development in the quarter and nine months ended September 30, 2005 versus the same periods in 2004.

Both the third quarter and nine-month decreases in customer-funded research and development are due primarily to the Comanche program termination at Sikorsky and lower spending on the Joint Strike Fighter at Pratt & Whitney.

Company-funded research and development spending for the full year 2005 is expected to increase slightly over 2004 levels. Combined company and customer-funded research and development spending in 2005 is expected to be slightly lower than in 2004.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Selling, general and administrative

	2005		2004
(in millions)	Amount	% of Sales	Amount	% of Sales
Quarter ended September 30	$1,295	12.0	$1,108	12.0
Nine months ended September 30	$3,863	12.4	$3,362	12.4

The third quarter 2005 increase is due primarily to the acquisition and integration of Kidde and Linde, and in support of the volume increases across the businesses.

Interest expense

(in millions)	2005	2004
Quarter ended September 30	$135	$89
Nine months ended September 30	$355	$267

Interest expense for the third quarter and nine months ended September 30, 2005 has increased primarily as a result of the issuance of long-term debt and commercial paper in connection with the acquisition of Kidde, Rocketdyne and Lenel as well as higher average interest rates.

Income taxes

	Effective Rate
	2005	2004
Quarter ended September 30	28.5%	27.6%
Nine months ended September 30	26.6%	25.5%

The third quarter 2005 increase over the expected 28% effective tax rate is primarily due to an increase in discrete items. The increase in the effective tax rate for the first nine months of 2005 is due primarily to less favorable adjustments as a result of IRS examinations in 2005 and an increase in discrete items. The tax cost related to Hamilton Sundstrand’s divestiture of Falk was substantially offset by the tax benefit arising from the sale of a non-core Carrier refrigeration business. The effective income tax rate for the fourth quarter of 2005 is expected to approximate 28%.

Net Income

	2005		2004
(in millions)	Net Income	Diluted EPS	Net Income	Diluted EPS
Quarter ended September 30	$821	$0.81	$693	$0.68
Nine months ended September 30	$2,443	$2.40	$2,061	$2.04

Foreign currency translation did not have a significant impact on earnings per share in the third quarter of 2005 and contributed $0.02 per share for the nine months ended September 30, 2005.

Restructuring and Related Costs

During the first nine months of 2005, UTC recorded net pre-tax restructuring and related charges in the business segments totaling $170 million for new and ongoing restructuring actions as follows: Otis $30 million, Carrier $62 million, UTC Fire & Security $11 million, Pratt & Whitney $16 million, Hamilton Sundstrand $42 million, Sikorsky $3 million and Eliminations & Other $6 million. The charges included $105 million in cost of sales, $51 million in selling, general and administrative expenses and $14 million in other income. As described below, these charges relate to actions initiated during 2005 and 2004.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

2005 Actions During the first nine months of 2005, UTC initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. UTC recorded net pre-tax restructuring and related charges in the business segments totaling $112 million as follows: Otis $27 million, Carrier $49 million, UTC Fire & Security $11 million, Pratt & Whitney $4 million, Hamilton Sundstrand $12 million, Sikorsky $3 million and Eliminations & Other $6 million. The charges included $50 million in cost of sales, $48 million in selling, general and administrative expenses and $14 million in other income. Those costs included $84 million for severance and related employee termination costs, $19 million for asset write-downs, including impairments, and $9 million for facility exit and lease termination costs.

The 2005 actions are expected to result in net workforce reductions of approximately 2,600 hourly and salaried employees, the exiting of approximately 1.8 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2005, net workforce reductions of approximately 1,100 employees have been completed and 360,000 net square feet of facilities have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion through 2006. Approximately 65% of the total pre-tax charge will require cash payments, which will be primarily funded by cash generated from operations. During the first nine months of 2005, UTC had pre-tax cash outflows of approximately $28 million related to the 2005 programs. Additional restructuring and related charges of $58 million are expected to be incurred to complete these actions. Recurring pre-tax savings are expected to increase over a two-year period to approximately $90 million annually.

2004 Actions During the first nine months of 2005, UTC recorded net pre-tax restructuring and related charges of $58 million for actions initiated in 2004. The 2004 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing, sales and service facilities including Carrier’s McMinnville, Tennessee commercial air conditioning and ventilation product manufacturing facility, Otis’ Stadthagen, Germany escalator manufacturing facility and Pratt & Whitney’s Space Propulsion facility located in San Jose, California. The charges for the first nine months of 2005 were recorded in UTC’s segments as follows: Otis $3 million, Carrier $13 million, Pratt & Whitney $12 million and Hamilton Sundstrand $30 million. The charges included $55 million in cost of sales and $3 million in selling, general and administrative expenses. There were reversals of $4 million for severance and related employee termination costs and costs of $2 million for asset write-downs and $59 million for facility exit and lease termination costs.

The 2004 actions are expected to result in net workforce reductions of approximately 5,500 hourly and salaried employees, the exiting of approximately 5.7 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2005, net workforce reductions of approximately 5,400 employees have been completed and 2.5 million net square feet of facilities have been exited. The majority of the remaining workforce and facility actions are targeted for completion by early 2006. A significant portion of the remaining square footage to be eliminated under the 2004 actions relates to facilities at Carrier and Pratt & Whitney. Approximately 60% of the total pre-tax charges will require cash payments, which will be primarily funded by cash generated from operations. During the first nine months of 2005, UTC had pre-tax cash outflows of approximately $136 million related to the 2004 programs. Additional restructuring and related charges of $39 million are expected to be incurred to complete these actions. Recurring pre-tax savings are expected to increase over a two-year period to approximately $295 million annually.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Additional 2005 Actions

UTC expects to incur approximately $70 million of additional restructuring costs in the remainder of 2005 related to previously announced restructuring actions. UTC expects to initiate additional restructuring actions during the remainder of 2005 through its continuing cost reduction efforts. No specific plans for significant new actions have been finalized at this time.

Segment Review

Revenues, operating profits and operating profit margins of UTC’s principal segments include the results of majority-owned subsidiaries, consistent with the management reporting of these businesses. Adjustments to reconcile segment reporting to the consolidated results for the quarters and nine months ended September 30, 2005 and 2004 are included in “Eliminations and other,” which also includes certain small subsidiaries.

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

Results for the quarters and nine months ended September 30, 2005 and 2004 are as follows:

	Quarter Ended September 30,
	Revenues		Operating Profits		Operating Profit Margin
(in millions)	2005	2004	2005	2004	2005	2004
Otis	$2,362	$2,228	$442	$385	18.7%	17.3%
Carrier	3,351	2,675	367	301	11.0%	11.3%
UTC Fire & Security	1,121	696	56	33	5.0%	4.7%
Pratt & Whitney	2,414	2,100	379	302	15.7%	14.4%
Hamilton Sundstrand	1,077	980	179	160	16.6%	16.3%
Sikorsky	639	679	64	54	10.0%	8.0%

Total segment	10,964	9,358	1,487	1,235	13.6%	13.2%
Eliminations and other	(59)	(19)	(26)	(26)
General corporate expenses	—	—	(77)	(79)

Consolidated	$10,905	$9,339	$1,384	$1,130	12.7%	12.1%

Third quarter 2005 and 2004 restructuring and related charges included in consolidated operating profit totaled $50 and $58 million, respectively, as follows:

	Quarter Ended September 30,
	2005	2004
Otis	$7	$11
Carrier	12	18
UTC Fire & Security	9	—
Pratt & Whitney	4	23
Hamilton Sundstrand	16	5
Eliminations and other	2	1

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

	Nine Months Ended September 30,
	Revenues		Operating Profits		Operating Profit Margin
(in millions)	2005	2004	2005	2004	2005	2004
Otis	$7,099	$6,523	$1,286	$1,029	18.1%	15.8%
Carrier	9,469	7,923	912	717	9.6%	9.0%
UTC Fire & Security	3,047	2,106	148	96	4.9%	4.6%
Pratt & Whitney	6,700	6,119	1,087	803	16.2%	13.1%
Hamilton Sundstrand	3,231	2,841	501	431	15.5%	15.2%
Sikorsky	1,948	1,862	180	150	9.2%	8.1%

Total segment	31,494	27,374	4,114	3,226	13.1%	11.8%
Eliminations and other	(30)	233	87	265
General corporate expenses	—	—	(240)	(224)

Consolidated	$31,464	$27,607	$3,961	$3,267	12.6%	11.8%

For the first nine months of 2005 and 2004, restructuring and related charges included in consolidated operating profit totaled $170 and $473 million, respectively, as follows:

	Nine Months Ended September 30,
	2005	2004
Otis	$30	$117
Carrier	62	202
UTC Fire & Security	11	—
Pratt & Whitney	16	97
Hamilton Sundstrand	42	35
Sikorsky	3	8
Eliminations and other	6	14

Otis – In the third quarter 2005, revenues increased $134 million (6%) compared to the same period in 2004. This increase resulted principally from volume growth (3%) and the favorable impact of foreign currency translation (2%). For the first nine months of 2005, revenues increased $576 million (9%) over the same period in 2004 due to volume growth (5%) and the favorable impact of foreign currency translation (4%). The volume increases were experienced in all geographic regions except portions of Asia.

Operating profits increased $57 million (15%) in the third quarter of 2005 compared to the same period of 2004, principally reflecting higher volume and operational efficiencies (12%). For the first nine months of 2005, operating profit increased $257 million (25%), reflecting higher volume and operational efficiencies (12%), lower restructuring charges (8%), and the impact of foreign currency translation (5%).

Carrier - Revenues increased $676 million (25%) in the third quarter of 2005 compared to the same period of 2004. The increase primarily resulted from acquisitions (13%), principally Linde, and growth in the North American HVAC business (9%). For the nine months ended September 30, 2005, revenues increased $1,546 million (20%) over the same period in 2004 due primarily to the effects of acquisitions (11%), principally Linde, and increases in the North American HVAC business (6%).

Carrier operating profits increased $66 million (22%) in the third quarter 2005 compared to the same period of 2004. The operating profit improvement was generated principally by acquisitions (10%) and higher volumes including the North American HVAC business, Asia Pacific region and transport refrigeration business (combined 14%), partially offset by weakness in Europe and manufacturing inefficiencies associated with restructuring actions and costs associated with new

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

product introductions. For the nine months ended September 30, 2005, operating profit increased $195 million (27%) compared to the same period in 2004 due largely to a reduction in restructuring charges of $140 million (20%). The impact of higher volumes (8%), and acquisitions (5%) was partially offset by the impact of higher commodity costs, net of price increases (8%) and higher costs including manufacturing inefficiencies associated with restructuring actions.

UTC Fire & Security - Revenues increased $425 million (61%) in the third quarter of 2005 compared to the same period of 2004, largely reflecting net acquisitions (principally Kidde) of approximately $391 million (56%). For the nine months ended September 30, 2005, revenues increased $941 million (45%) compared to the same period in 2004. As with the third quarter of 2005, the majority of the increase was attributable to net acquisitions (38%) with foreign currency translation, volume and pricing increases contributing the remainder.

Operating profits increased $23 million (70%) in the third quarter of 2005 compared to the same period of 2004. Acquisitions, principally Kidde, effectively contributed this $23 million increase to operating profit. Higher volumes, increased pricing and net cost reductions from previous restructuring actions were offset by higher restructuring charges. For the nine months ended September 30, 2005, operating profit increased $52 million (54%) compared to the same period in 2004, with acquisitions contributing 34%. The balance of the operating profit increase was generated principally from increased volume, pricing and net cost reductions from previous restructuring actions (combined 26%), offset partially by restructuring charges (11%).

Pratt & Whitney - Revenues increased $314 million (15%) in the third quarter of 2005 compared to the same period of 2004. This increase is primarily attributable to higher aftermarket services and commercial engine revenues (7%) and higher Pratt & Whitney Canada volume (4%), including engine sales, spares and service. Acquisitions, principally Rocketdyne, contributed approximately $70 million (3%) of the increase. For the nine months ended September 30, 2005, revenues increased $581 million (10%) from the same period in 2004 with the growth composition similar to the third quarter 2005, including higher commercial aftermarket services and engines sales (5%), and higher Pratt & Whitney Canada engine, spares and service revenues (4%).

Operating profits increased $77 million (26%) in the third quarter of 2005, compared to the same period of 2004. Higher volumes in the commercial markets (14%), in addition to lower restructuring charges (6%), accounted for the majority of the operating profit growth. As noted above, a charge of approximately $0.02 per share was recorded in the third quarter 2005 to reserve for commercial aerospace customer exposures. Also in the third quarter of 2005, a favorable benefit of approximately $0.02 per share was recorded due to favorable performance under a long-term services contract as a result of higher than expected aircraft usage and contract modification. For the first nine months of 2005, operating profits increased $284 million (35%) due principally to higher volumes in both the military and commercial markets (15%) and lower restructuring costs in 2005 (10%). The remaining improvement was due to lower research and development spending (5%), primarily related to timing, and $42 million (5%) of first quarter 2004 costs associated with a collaboration accounting litigation matter.

Hamilton Sundstrand - Revenues increased $97 million (10%) in the third quarter of 2005 compared to the same period in 2004, principally due to the net impact of acquisitions and divestitures (4%), and volume growth across both the industrial (3%) and aerospace businesses (3%). For the nine months ended September 30, 2005, revenues increased $390 million (14%) over 2004 levels principally due to the net impact of acquisitions and divestitures (5%), and volume growth in both the aerospace (5%) and industrial businesses (3%). In both the quarter and nine months ended September 30, 2005, aerospace growth was driven by increases in commercial aftermarket volume net of a continued decline in military aftermarket volume.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Hamilton Sundstrand’s operating profits increased $19 million (12%) in the third quarter of 2005 compared to the same period of 2004 due principally to the net impact of acquisitions and divestitures (11%). Volume improvements in both the aerospace and industrial businesses were largely offset by higher research and development and restructuring costs. For the nine months ended September 30, 2005, operating profit increased $70 million (16%) over 2004, principally due to the net impact of acquisitions and divestitures (11%). Volume improvements in both the aerospace and industrial businesses, as partially offset by higher research and development and restructuring costs, contributed to the balance.

Sikorsky - Revenues decreased $40 million (6%) in the third quarter of 2005 compared to the same period of 2004. The loss of Comanche revenues (23%) was only partially offset by growth in commercial (5%), military (4%) and aftermarket sales (9%). For the first nine months of 2005, revenues increased $86 million (5%) over the same period of 2004. Commercial aircraft deliveries (10%) and strong aftermarket sales (8%) offset the loss of Comanche revenues (14%). The increase in commercial aircraft volume primarily reflects deliveries of the S-92 aircraft, which did not begin initial deliveries until the third quarter of 2004.

Operating profits increased $10 million (19%) in the third quarter of 2005 compared to the same period of 2004. The increase primarily reflects the profit impact of the increased helicopter and aftermarket revenues. For the first nine months of 2005, operating profits increased $30 million (20%) over the same period in 2004. Higher aircraft and aftermarket volume provided the growth (37%). The balance of the year-over-year operating profit change primarily reflects the termination of the Comanche program (14%), offset by lower restructuring charges (3%).

Eliminations and other - The 2005 third quarter operating profit includes estimated costs of approximately $0.02 per share associated with an ongoing legal matter offset by various favorable items recorded in the quarter. Estimated costs of approximately $35 million associated with this ongoing legal matter were recorded in the third quarter 2004 and were also partially offset by favorable items recorded in the quarter including favorable developments in an environmental matter related to an inactive operation.

The results for the nine months ended September 30, 2005 include gains of approximately $110 million recognized on shares held in Snecma, a French aerospace company, and approximately $45 million for interest income related primarily to 1994-1999 U.S. federal tax audits. Of the gains related to the shares held in Snecma, approximately $75 million of a non-cash gain was recognized in the second quarter upon Snecma’s merger with SAGEM. The balance of the gains was recognized upon the sale of substantially all the shares held in Snecma. The nine month results for the period ended September 30, 2004 include a $250 million payment from DaimlerChrysler for the release from certain commitments made in support of MTU Aero Engines GmbH and approximately $125 million associated with the settlement of claims and other disputed items related to the 1986 - 1993 U.S. federal tax audits

LIQUIDITY AND FINANCIAL CONDITION

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

In Millions (except percentages)	September 30, 2005	December 31, 2004	September 30, 2004
Cash and cash equivalents	$2,102	$2,265	$2,340
Total debt	7,812	5,591	5,059
Net debt (total debt less cash)	5,710	3,326	2,719
Shareowners’ equity	15,744	14,266	13,305
Total capitalization (debt plus equity)	23,556	19,857	18,364
Net capitalization (debt plus equity less cash)	21,454	17,592	16,024
Debt to total capitalization	33%	28%	28%
Net debt to net capitalization	27%	19%	17%

Net cash flows provided by operating activities in the first nine months of 2005 increased $414 million to $3,189 million compared to the same period in 2004. Net income growth of $382 million and $194 million of benefit from lower 2005 voluntary pension contributions ($365 million was contributed for the first nine months of 2005 compared to $559 million in the first nine months of 2004) were partially offset by an unfavorable working capital impact of $261 million (working capital was a use of cash of $538 million in 2005 compared to a use of cash of $277 million in 2004). The growth in working capital is primarily attributable to the volume increases experienced across all businesses.

Cash used in investing activities was $3,818 million for the first nine months of 2005 compared with $790 million for the same period of 2004. The increase primarily reflects an increase in acquisition spending of $3,229 million associated with the purchases of Kidde, Lenel and Rocketdyne. An increase in proceeds from the disposition of businesses (principally Falk) of $300 million, and an increase in capital expenditures of $133 million largely account for the remaining elements of investing cash flow activity.

UTC purchased its initial interest of slightly less than 20% in Kidde in late 2004 for approximately $450 million. The remaining balance of the approximately $2.7 billion cash purchase price was paid in the second quarter of 2005. The acquisitions of Lenel and Rocketdyne for approximately $400 million and $700 million, respectively, comprised the majority of the remaining acquisition spending. UTC expects total investments in businesses for the full year 2005 to approximate $4.5 billion, including debt assumed. However, actual acquisition spending may vary depending upon the timing and availability of appropriate acquisition opportunities. Capital expenditures for the full year 2005 are expected to approximate current year depreciation levels.

The cash use of $76 million in customer financing activity for the first nine months of 2005 decreased relative to $94 million for the first nine months of 2004. While UTC expects that 2005 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. UTC may also arrange for third-party investors to assume a portion of its commitments. UTC had financing and rental commitments of approximately $988 million and $838 million related to commercial aircraft at September 30, 2005 and December 31, 2004, respectively.

Net cash flows provided from financing activities were $493 million for the first nine months of 2005 compared with a use of $1,274 million in the same period of 2004 as a result of the issuance of long-term debt and additional commercial paper in 2005. In the third quarter 2005, UTC issued approximately $700 million of commercial paper primarily to fund the acquisition of Rocketdyne. During the second quarter of 2005, UTC issued $2.2 billion of commercial paper primarily to support the funding of the Kidde acquisition. In April 2005, UTC issued $2.4 billion of long-term debt, the proceeds of which were used to repay the commercial paper borrowings, with the balance used for the Lenel acquisition and general corporate purposes. The previously disclosed $500 million revolving credit facility established to finance certain acquisitions was voluntarily terminated by UTC with the consent of

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

the lenders on August 19, 2005. At September 30, 2005, UTC also had $1.5 billion available under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. As of September 30, 2005, there were no borrowings under this revolving credit agreement.

At September 30, 2005, up to approximately $2 billion of additional debt and equity securities could be issued under a shelf registration statement on file with the Securities and Exchange Commission.

UTC repurchased $760 million of common stock, representing approximately 14.8 million shares, in the first nine months of 2005 under a previously announced share repurchase program. In March 2005, UTC announced that the Board of Directors authorized the renewal of UTC’s 60 million common share repurchase program. Amounts that were available for repurchase under the previous program lapsed and are no longer available. At September 30, 2005, approximately 46.5 million shares remained available for repurchase under the program authorized in 2005. UTC expects total share repurchases in 2005 to be slightly more than $1 billion; however, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a use of UTC’s cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs.

On April 13, 2005, the Board of Directors approved a 2-for-1 split of UTC’s common stock in the form of a stock dividend. The stock dividend was issued June 10, 2005 to shareowners of record at the close of business on May 20, 2005. On June 8, 2005, the Board of Directors declared a dividend of $0.22 per share which was paid in the third quarter of 2005. On October 12, 2005, the Board of Directors declared a dividend of $0.22 per share, payable in the fourth quarter of 2005.

The funded status of UTC’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. UTC can contribute cash or company stock to its plans at its discretion. During the first nine months of 2005, UTC made $365 million of voluntary cash and $157 million of voluntary stock contributions to its global pension plans. UTC expects total voluntary cash contributions to its global pension plans in 2005 to be approximately $500 million.

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

UTC believes that existing sources of liquidity are adequate to meet anticipated borrowing needs at comparable risk-based interest rates for the foreseeable future. The extent and timing of acquisition spending can cause variations in UTC’s debt to capital levels. The Kidde, Lenel and Rocketdyne acquisitions increased the level of debt to total capitalization to 33% from 28%; however, management believes that its existing cash position and other sources of liquidity are sufficient to satisfy UTC’s various cash flow requirements, including further acquisition spending, continued common stock repurchases and pension funding as needed.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in UTC’s exposure to market risk during the first nine months of 2005. For discussion of UTC’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in UTC’s Annual Report incorporated by reference in Form 10-K for the calendar year 2004.

Item 4. Controls and Procedures

UTC has carried out an evaluation under the supervision and with the participation of UTC’s management, including the Chief Executive Officer, the Vice President, Accounting and Control and the Vice President, Finance, of the effectiveness of the design and operation of UTC’s disclosure controls and procedures as of September 30, 2005. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon UTC’s evaluation, the Chief Executive Officer, the Vice President, Accounting and Control and the Vice President, Finance have concluded that, as of September 30, 2005, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports UTC files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in UTC’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, UTC’s internal control over financial reporting.

During the first nine months of 2005, UTC invested approximately $4.1 billion, including debt assumed, in the acquisition of businesses. As part of its ongoing integration activities, UTC is continuing to incorporate its controls and procedures into these recently acquired businesses.

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to risk factors in the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities” and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Environment,” “Critical Accounting Estimates,” “Results of Continuing Operations,” and “Liquidity and Financial Condition.” UTC’s Annual Report on Form 10-K for the calendar year 2004 also includes important information as to risk factors in the “Business” section under the headings “Description of Business by Segment” and “Other Matters Relating to UTC’s Business as a Whole” and in the “Legal Proceedings” section. Additional important information as to risk factors is included in UTC’s 2004 Annual Report to Shareowners in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Environment,” “Critical Accounting Estimates,” “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see UTC’s reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Part II – Other Information

Item 1. Legal Proceedings

As previously reported, in the third quarter of 2004 Carrier Corporation reached an agreement with the EPA to resolve its current liability at the Puente Valley Operable Unit Superfund site in California. On August 17, 2005, the agreement was finalized and incorporated in a proposed consent decree that is pending approval by the U.S. District Court for the Central District of California, which approval is expected by the end of 2005. Under this proposed consent decree, Carrier would pay approximately $125,000 and undertake an environmental project for approximately $500,000, in settlement of claims for civil penalties related to alleged noncompliance with an administrative order. In addition, Carrier would pay a portion of the EPA’s unreimbursed past costs for the Site and undertake a portion of the interim remedy EPA selected for the Site. Management believes that these costs are adequately reserved for within the total amount reserved for environmental remediation noted under the heading “Environmental Matters” in UTC’s 2004 Annual Report and that the resolution of this matter will not have a material adverse effect upon UTC’s competitive position, financial position or results of operations.

As previously disclosed, the European Commission’s Competition Directorate (the “EU Commission”) conducted inspections in early 2004 at offices of UTC’s Otis subsidiary in Berlin, Brussels, Luxembourg and Paris relating to an investigation of possible unlawful collusive arrangements involving the European elevator and escalator industry. Based on the results of its own internal investigation, UTC believes that some Otis employees engaged in activities at a local level in Belgium, Luxembourg, The Netherlands, and Germany in violation of Otis and UTC policies and European competition law. On October 13, 2005, UTC received a Statement of Objections from the EU Commission relating to this investigation. The Statement of Objections, an administrative complaint, alleges infringements of EU competition rules by certain elevator companies, including Otis, in Belgium, Luxembourg, The Netherlands and Germany. UTC is carefully reviewing the Statement of Objections and will respond timely to the EU Commission. As it has from the start, UTC continues to cooperate fully with the EU Commission. As previously disclosed, UTC believes it is still too early in the EU Commission’s investigation for UTC to reasonably estimate the civil fines to which it or Otis would likely be subject. The aggregate amount of such fines, if ultimately imposed, could be material to UTC’s operating results for the period in which the actual liability would be recognized or cash flows for the period in which the fines would be paid. UTC does not believe that any such fines would have a materially adverse effect on UTC’s financial condition, or that the resolution of this matter would have a materially adverse effect on Otis’ competitive position.

Since the EU Commission’s investigation became public, class action lawsuits have been filed in various federal district courts in the United States alleging that UTC, Otis and other elevator manufacturers engaged in violations of Sections 1 and 2 of the Sherman Act. Those lawsuits have been transferred to and consolidated in the Southern District of New York. The lawsuits do not specify the amount of damages claimed. UTC believes that these lawsuits are the result of press reports about the EU Commission’s investigation. UTC believes that the lawsuits are devoid of merit and will defend them vigorously.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, of UTC’s Annual Report on Form 10-K for 2004.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about UTC’s purchases of equity securities that are registered by UTC pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2005.

2005	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
July 1 – July 31	2,107	$51.13	2,099	52,365
August 1 – August 31	3,837	49.97	3,756	48,609
Sept 1 – Sept 30	2,093	51.01	2,087	46,522

Total	8,037	$50.55	7,942

In March 2005, UTC announced that the Board of Directors authorized the repurchase of up to 60 million shares of UTC’s Common Stock. Shares may be purchased on the open market, in privately negotiated transactions, or both. UTC may also acquire shares outside of the program in connection with stock swap exercises of employee stock options and the surrender of shares to cover taxes on vesting of restricted stock. Approximately 95,000 shares were repurchased in these transactions outside the program during the quarter.

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

UNITED TECHNOLOGIES CORPORATION

Dated: October 21, 2005	by:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: October 21, 2005	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Control;
Controller

Dated: October 21, 2005	by:	/s/ William H. Trachsel
William H. Trachsel
Senior Vice President and General Counsel

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.