Form 10-K
period 2005-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2006-02-09
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(CUSIP 913017 10 9)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒.    No  ☐.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.    No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2005 was approximately $52,491,077,414, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 31, 2006, there were 1,015,427,109 shares of Common Stock outstanding.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Portions of the United Technologies Corporation 2005 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV hereof; and (2) Portions of the United Technologies Corporation Proxy Statement for the 2006 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

UNITED TECHNOLOGIES CORPORATION

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2005

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K for Year Ended December 31, 2005

Whenever reference is made in this Form 10-K to specific sections of UTC’s 2005 Annual Report to Shareowners, those sections are incorporated herein by reference. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. As used herein, the terms “we”, “us”, “our” or “UTC”, unless the context requires otherwise, mean United Technologies Corporation and its subsidiaries.

PART I

Item 1. Business

General

United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable to acquisitions and the internal development of our existing businesses. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report, especially the information contained therein under the heading “Business Overview.”

Our operating units include businesses with operations throughout the world. Otis, Carrier and UTC Fire & Security (collectively referred to as the commercial businesses) serve customers in the commercial and residential property industries worldwide. Carrier also serves commercial, industrial, transport refrigeration and food service equipment customers. Pratt & Whitney, Hamilton Sundstrand and Sikorsky Aircraft (collectively referred to as the aerospace businesses) primarily serve commercial and government customers in the aerospace industry. Hamilton Sundstrand and Pratt &Whitney also serve some customers in industrial markets. For 2005, our commercial and industrial revenues (generated principally by our commercial businesses) were 64 percent of our consolidated revenues, and military aerospace and commercial aerospace revenues were approximately 16 percent and 20 percent, respectively, of our total revenues. Revenues for 2005 from outside the United States, including U.S. export sales, were 61 percent of our total segment revenues.

As worldwide businesses, our operations can be affected by a variety of economic and other factors, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2005 Annual Report, in this Item 1 under the heading “Other Matters Relating to Our Business as a Whole”, in Item 1A. “Risk Factors” and in “Cautionary Note Concerning Factors That May Affect Future Results” in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the United States and other countries, and each competes on the basis of price, delivery schedule, product performance and service.

This Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Relations section of our Internet website (http://www.utc.com) under the headings “Financials”, “SEC Filings” as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Description of Business by Segment

We conduct our business through six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Each segment groups similar operating companies and its management organization has general operating autonomy over a range of products and services. The principal products and services of each segment are as follows:

Otis	—Otis elevators, escalators, moving walkways and service.

Carrier	—Carrier commercial, residential and industrial heating, ventilating and air conditioning (HVAC) systems and equipment, commercial and transport refrigeration, food service equipment, building automation and controls, energy management and air quality systems, and aftermarket service and components.

UTC Fire and Security	—UTC Fire & Security electronic security, monitoring and rapid response systems and service, security personnel services, fire detection, protection and suppression systems and fire fighting equipment.

Pratt & Whitney	—Pratt & Whitney commercial, general aviation and military aircraft engines, parts and service, industrial gas turbines and space propulsion.

Hamilton Sundstrand	—Hamilton Sundstrand aerospace products and aftermarket services, including power generation, management and distribution systems, flight, engine, fire protection and detection and environmental control systems, auxiliary power units and propeller systems, and industrial products, including air compressors, metering pumps and fluid handling equipment.

Sikorsky	—Sikorsky commercial and military helicopters, aftermarket helicopter and aircraft parts and service.

Segment financial data for the years 2003 through 2005, including financial information about foreign and domestic operations and export sales, appears in Note 16 of “Notes to Consolidated Financial Statements” in our 2005 Annual Report.

Otis

Otis is the world’s largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators for low-, medium- and high-speed applications, as well as a broad line of escalators and moving walkways. In addition to new equipment, Otis provides modernization products to upgrade elevators and escalators as well as maintenance services for both its products and those of other manufacturers. Otis serves an international customer base, principally in the commercial and residential property industries.

Revenues generated by Otis’ international operations were 80 percent and 79 percent of total Otis segment revenues in 2005 and 2004, respectively. At December 31, 2005, Otis’ business backlog was $5,807 million as compared to $5,611 million at December 31, 2004. Substantially all the business backlog at December 31, 2005 is expected to be realized as sales in 2006.

Carrier

Carrier is the world’s largest manufacturer and distributor of heating, ventilating and air-conditioning (HVAC) systems; it also offers refrigeration and food service equipment, and related controls for residential, commercial, industrial and transportation applications. Carrier also provides aftermarket services and components for the products it sells and those of other manufacturers in both the HVAC and refrigeration industries. Carrier’s products and services are sold under Carrier and other brand names to building contractors and building owners, homeowners, shipping and trucking companies, supermarkets and food service companies. Sales are made both directly to the customer and through manufacturers’ representatives, distributors, dealers, wholesalers and retail outlets.

Carrier has grown significantly in recent years partially as a result of acquisitions, most recently with the October 2004 acquisition of the commercial refrigeration business of Linde AG, which has operations in Europe, Asia and South America.

Revenues generated by Carrier’s international operations, including U.S. export sales, were 55 percent and 51 percent of total Carrier segment revenues in 2005 and 2004, respectively. At December 31, 2005, Carrier’s business backlog was $2,099 million as compared to $1,464 million at December 31, 2004. Substantially all the business backlog at December 31, 2005 is expected to be realized as sales in 2006.

UTC Fire & Security

UTC Fire & Security (UTC F&S) is a global provider of security and fire safety products and services. We created the UTC F&S segment in the second quarter of 2005 upon acquiring Kidde plc. Kidde is a global provider of fire safety products and services to commercial, industrial, aerospace and retail customers in 29 countries. The UTC F&S segment includes our former Chubb segment and Kidde’s industrial, residential and commercial fire safety businesses. In the electronic security industry, UTC F&S provides system integration, installation and service of intruder alarms, access control systems and video surveillance systems. In the fire safety industry, UTC F&S designs, integrates, installs and services fire detection and fixed suppression systems and manufactures, sells and services portable fire extinguishers and other fire fighting equipment. UTC F&S also provides monitoring, response and security personnel services, including cash-in-transit security. Its products and services are used by governments, architects, building owners and developers, security and fire consultants and other end-users requiring a high level of security and fire protection for their businesses and residences. Kidde’s U.S. presence will complement the largely European and Australian revenue base of the existing Chubb operations.

Also in the second quarter of 2005, we completed the acquisition of privately-held Lenel Systems International Inc. Lenel is a leader in the development and delivery of scalable, integrated security software systems and business solutions for both commercial and government security customers. Lenel is being integrated into the UTC F&S segment and will augment existing product technology, enhancing the company’s ability to service homeland security customers and others demanding highly integrated systems.

UTC F&S provides its products and services under Chubb, Kidde, Lenel and other brand names and sells directly to the customer as well as through manufacturers’ representatives, distributors and dealers. For the year ended December 31, 2005, 87 percent of total UTC F&S segment revenues were generated outside the U.S. At December 31, 2005, UTC F&S’ business backlog was $582 million as compared to $311 million at December 31, 2004. Substantially all the business backlog at December 31, 2005 is expected to be realized as sales in 2006.

Pratt & Whitney

Pratt & Whitney is among the world’s leading suppliers of commercial, general aviation and military aircraft engines. Pratt & Whitney provides spare parts and aftermarket and fleet management services for the engines it produces, along with power generation and space propulsion systems. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion. Products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, space launch vehicle providers and U.S. and foreign governments. Sales in the U.S. and Canada are made directly to the customer and, to a limited extent, through independent distributors. Other export sales are made with the assistance of independent sales representatives. Sales to The Boeing Company and Airbus Industrie were 9 and 13 percent, respectively, of total Pratt & Whitney revenues in 2005, before taking into account discounts or financial incentives offered to customers.

Pratt & Whitney currently produces two families of large commercial jet engines: the PW4000 engine series (powering the Airbus A310-300, A300-600 and A330-200/300 series of aircraft; the Boeing 747-400, 767-200/300 and 777-200/300 series of aircraft; and the out-of-production Boeing MD-11 aircraft) and the PW2000 engine series (powering the out-of-production Boeing 757-200/PF/300 aircraft). Production of the PW2000 will continue to support commercial customers. Its military version, the F117, powers the C-17 transport aircraft.

Pratt & Whitney’s product base expansion includes the development of large commercial engines for the narrow-body and wide-body aircraft markets and small commercial engines developed by Pratt & Whitney Canada that have been selected for new light jet aircraft programs. In the narrow-body market, the PW6000 powers the Airbus A318 aircraft. Both engine and aircraft have completed certification and entry into service is expected in 2007. In the wide-body market, Pratt & Whitney has a 50 percent interest in the Engine Alliance (EA) with GE Aircraft Engines to develop, market and manufacture the GP7000 engine (powering the Airbus A380 aircraft). The EA completed all FAA engine certification testing on the GP7000 and received FAR 33 engine certification in December 2005. EASA certification of the A380 aircraft with the GP7000 engine is expected in 2007. Flight testing of the GP7000 on the Airbus A380 will commence in the first half of 2006, with expected entry into service in 2007.

In view of the risk and cost associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements to share these costs, risks and resulting revenues. At December 31, 2005, the interests of participants in current Pratt & Whitney-directed commercial jet engine production programs ranged from 14 to 29 percent. In addition, Pratt & Whitney has interests in other programs. These include its 33 percent interest in the International Aero Engines collaboration that sells and supports V2500 engines (powering Airbus’ A319, A320 and A321 aircraft and Boeing’s out-of-production MD-90 aircraft) and its 50 percent interest in the EA described above. At December 31, 2005, other participants held interests totaling 40 percent of Pratt & Whitney’s share of the EA.

Pratt & Whitney currently produces three military aircraft engines that are sold to the U.S. Air Force (USAF) or foreign governments: the F119 (sole source power for the two-engine F-22A fighter aircraft); the F100 (powering two-engine F-15 and single-engine F-16 fighter aircraft); and the F117 (sole source power for the four-engine C-17 transport aircraft). Pratt & Whitney is also under contract with the USAF to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Joint Strike Fighter aircraft being developed by Lockheed Martin.

Pratt & Whitney Canada (P&WC) is a world leader in aviation engines for the business, regional, very light jet, utility and military aircraft and helicopter markets. P&WC also designs and manufactures engines for auxiliary power units and industrial applications. Its operations and service network span the globe. P&WC is developing the PW600 engine series for the very light jet market. PW600 models have been selected to power Cessna Aircraft’s Citation Mustang, Eclipse Aviation’s Eclipse 500 and Embraer’s Phenom 100 aircraft.

Pratt & Whitney management cannot predict with certainty whether, when and in what quantities it or its affiliates will produce the commercial and military engines currently in development or pending required certifications.

In the third quarter of 2005, we acquired the Rocketdyne Propulsion & Power business from Boeing. Rocketdyne is a leader in the design, development and manufacture of sophisticated aerospace propulsion systems, including the Space Shuttle Main Engine (SSME) and engines for the Delta family of launch vehicles. The Rocketdyne business is being integrated with Pratt & Whitney’s existing space propulsion, space power and energy businesses, which now does business as Pratt & Whitney Rocketdyne (PWR). PWR offers a complete line of space propulsion products for commercial and governmental applications. These products include booster and upper stage engines for the Delta and Atlas launch vehicles, the SSME and small missile class propulsion systems. Development programs support the advancement of hypersonic technology and NASA’s exploration initiative. These products are sold to the U.S. government and to aerospace companies. P&W also has a 50 percent interest in a joint venture with NPO Energomash that provides kerosene-fueled RD-180 rocket engines for satellite launch applications. P&W discontinued its manufacture of solid fuel propulsion systems in the second quarter of 2005.

Pratt & Whitney Power Systems (PWPS) manufactures and supplies industrial power generation and mechanical drive equipment in the one megawatt to 60 megawatts range, and spare parts and service for equipment of other manufacturers. PWPS also provides gas turbines for marine propulsion applications.

Revenues from Pratt & Whitney’s international operations, including U.S. export sales, were 54 percent and 52 percent of total Pratt & Whitney segment revenues in 2005 and 2004, respectively. At December 31, 2005, Pratt & Whitney’s business backlog was $16,831 million, including $2,959 million of U.S. government funded contracts and subcontracts, as compared to $12,832 million and $2,563 million, respectively, at December 31, 2004. Of the total Pratt & Whitney backlog at December 31, 2005, approximately $5,497 million is expected to be realized as sales in 2006. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total revenues. See Note 1 to Consolidated Financial Statements in our 2005 Annual Report for a description of our accounting for long-term contracts.

Hamilton Sundstrand

Hamilton Sundstrand is among the world’s leading suppliers of technologically advanced aerospace and industrial products and aftermarket services for diversified industries worldwide.

Hamilton Sundstrand’s aerospace products, such as power generation management and distribution systems, flight, engine and environmental control systems, and auxiliary power units and propeller systems, serve commercial, military, regional, business and general aviation, as well as space and undersea applications. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet maintenance programs. Hamilton Sundstrand sells aerospace products to airframe manufacturers, the U.S. government, aircraft operators and independent distributors. Hamilton Sundstrand is engaged in development programs for the Boeing 787 aircraft, the Airbus A-380 commercial aircraft and the A400M military aircraft. Hamilton Sundstrand is also the prime contractor for NASA’s space suit/life support system and produces environmental control, life support, mechanical systems and thermal control systems for international space programs. Hamilton Sundstrand sales of aerospace products to Boeing, Pratt & Whitney and Airbus, collectively, including sales where the U.S. government was the ultimate customer, were 19 percent of Hamilton Sundstrand segment sales in 2005.

We included Kidde’s aircraft fire protection systems business in the Hamilton Sundstrand segment. This business will complement Hamilton Sundstrand’s aerospace products and services.

Hamilton Sundstrand’s principal industrial products, such as air compressors, metering pumps and fluid handling equipment, serve industries involved with raw material processing, bulk material handling, construction, mining, hydrocarbon and chemical processing, and water and wastewater treatment. These products are sold directly to end-users, through manufacturer representatives and distributors and through engineering contractors. Demand for Hamilton Sundstrand’s industrial products is tied closely to the level of general economic activity.

Revenues generated by Hamilton Sundstrand’s international operations, including U.S. export sales, were 45 percent and 43 percent of total Hamilton Sundstrand segment revenues in 2005 and 2004, respectively. At December 31, 2005, Hamilton Sundstrand’s business backlog was $2,823 million, including $805 million under U.S. government funded contracts and subcontracts, as compared to $2,064 million and $479 million, respectively, at December 31, 2004. Of the total Hamilton Sundstrand backlog at December 31, 2005, approximately $2,182 million is expected to be realized as sales in 2006.

Sikorsky

Sikorsky is one of the world’s largest manufacturers of military and commercial helicopters and also provides aftermarket helicopter and aircraft products and services.

Current production programs at Sikorsky include the UH-60L Black Hawk medium-transport helicopter for the U.S. and foreign governments, the MH-60S and MH-60R helicopters for the U.S. Navy, the International Naval Hawk for multiple naval missions, and the S-76 and the S-92 helicopters for commercial operations. In June 2005, the U.S. Army awarded Sikorsky a low rate initial production contract for new UH-60M Black Hawk advanced utility helicopters. This contract is the last phase before the Army makes the full rate production decision. Development of the H-92 helicopter for military markets has commenced. In 2005, Sikorsky also announced the development of the S-76D helicopter, which is expected to be the next generation of the S-76 helicopter. In September 2004, Sikorsky acquired Schweizer Aircraft, which specializes in the light helicopter, reconnaissance aircraft and unmanned aerial vehicle (UAV) markets. In December 2005, Sikorsky acquired Keystone Ranger Holdings, Inc., a provider of helicopter completion, overhaul and repair services and flight operations.

Sikorsky’s aftermarket business includes spare parts sales, overhaul and repair services, maintenance contracts, and logistics support programs for helicopters and other aircraft. Sales are made directly by Sikorsky and also by Sikorsky’s subsidiaries and joint ventures. Sikorsky is increasingly engaging in logistics support programs and partnering with its government and commercial customers to manage and provide maintenance and repair services.

As previously disclosed, in March 2004 the U.S. Army decided to terminate the RAH-66 Comanche™ helicopter program. The Sikorsky- Boeing joint venture that worked on the program is in the final stages of the termination process with the U.S. Army.

Revenues generated by Sikorsky’s international operations, including U.S. export sales, were 31 percent and 24 percent of total Sikorsky revenues in each of 2005 and 2004, respectively. At December 31, 2005, Sikorsky’s business backlog was $7,531 million, including $2,261 million under U.S. government funded contracts and subcontracts, as compared to $6,916 million and $2,349 million, respectively, at December 31, 2004. Of the total Sikorsky backlog at December 31, 2005, approximately $2,561 million is expected to be realized as sales in 2006.

Competition and Other Factors Affecting Our Aerospace Businesses

Our aerospace businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. Customer selections of engines and components can also have a significant impact on later sales of parts and services. In addition, the U.S. and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. The operations of our aerospace businesses can also be affected by a variety of economic and other factors including those described in “Other Matters Relating to Our Business as a Whole” in this section and in Item 1A. “Risk Factors” of this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2005 Annual Report. Pratt & Whitney’s major competitors in the sale of engines are GE Aircraft Engines and Rolls Royce plc. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4 and 14 of “Notes to Consolidated Financial Statements” in our 2005 Annual Report.

Other

UTC Power develops and markets distributed power generation systems, including stationary fuel cells and combined cooling, heating and power (CCHP) systems, for the on-site power market. Commercial building applications, light industrial businesses, institutions, office buildings and hotels use these on-site products. The CCHP solutions for commercial buildings are marketed as the Pure Comfort product family. In 2004, we introduced the PureCycle 200 product, which utilizes an organic rankine cycle to convert waste heat into energy. Microturbines and organic rankine cycle devices are in an early stage of development and manufacturing. Continued technology advancement and cost reduction are required for wide-scale market acceptance.

UTC Fuel Cells, a part of UTC Power, is a world leader in fuel cell production and development for commercial, transportation and space applications. UTC Fuel Cells is the sole supplier of fuel cells for U.S. space missions and also offers a commercially available fuel cell power plant for on-site power applications, known as the PureCell 200, which uses proven phosphoric acid fuel cell technology. In the transportation market, UTC Fuel Cells is working with automotive and bus manufacturers, as well as the U.S. government, on development and demonstration programs for vehicles. In 2005, UTC Fuel Cells provided PureMotion 120 fuel cell power plants for buses intended for revenue service in California. UTC Power is actively pursuing further commercialization of these power plants. UTC Fuel Cells is also providing fuel cells to Hyundai Motor Corporation under the U.S. Department of Energy Freedom Car Program. UTC Power continues to work closely with many of the major automobile manufacturers to advance the technology of hydrogen fuel cell powered cars. Fuel cell power plants using proton exchange membrane technology (PEM) are currently in development for transportation and on-site applications.

Although fuel cells are believed to be superior to conventional power generation technologies in terms of efficiency and environmental characteristics, the technology is still in development and current production rates remain low across the industry. Continued technology advancement and cost reduction of key fuel cell components are required to achieve wide-scale market acceptance. Government support is needed to advance fuel cell technology to a truly commercial stage. There is still significant uncertainty as to whether and when commercially viable PEM fuel cells will be produced.

The results of UTC Power are included in the “Eliminations and other” category in the segment financial data in Note 16 of “Notes to Consolidated Financial Statements” in our 2005 Annual Report.

Other Matters Relating to Our Business as a Whole

Research and Development

Since changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $1,367 million, or 3.2 percent of total sales in 2005, as compared with $1,267 million or 3.5 percent of total sales in 2004 and $1,040 million or 3.4 percent of total sales in 2003. We also perform research and development work under contracts funded by the U.S. government and other customers. This contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Hamilton Sundstrand and Sikorsky segments, amounted to $1,498 million in 2005, as compared with $1,619 million in 2004 and $1,580 million in 2003.

U.S. Government Contracts

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. government sales are made under fixed-price type contracts; approximately $2 billion of our total sales for 2005 were made under cost-reimbursement type contracts.

Our contracts with the U.S. government are also subject to audits. Like many defense contractors, we have received audit reports from the U.S. government which recommend that we reduce certain contract prices because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports have involved substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and we continue to litigate certain cases. For further discussion of risks related to government contracting, see the discussion in Item 1A. “Risk Factors” and Item 3 “Legal Proceedings” in this Form 10-K and Note 15 of “Notes to Consolidated Financial Statements” in our 2005 Annual Report for further discussion.

Compliance with Environmental and Other Government Regulations

Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. (Environmental matters are further addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 15 of “Notes to Consolidated Financial Statements” in our 2005 Annual Report.)

Most of the U.S. laws governing environmental matters include criminal provisions. If we were convicted of a violation of the federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation would be ineligible to be used in performing any U.S. government contract we are awarded until the Environmental Protection Agency certified that the condition giving rise to the violation had been corrected.

We conduct our businesses through subsidiaries and affiliates worldwide. Changes in legislation or government policies can affect our worldwide operations. For example, governmental regulation of refrigerants and energy efficiency standards, elevator safety codes and fire safety regulations are important to the businesses of Carrier, Otis and UTC F&S respectively, while government safety and performance regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact our aerospace businesses.

Intellectual Property and Raw Materials

We maintain a portfolio of patents, trademarks, licenses and franchises related to our businesses. While this portfolio is cumulatively important to our business, we do not believe that the loss of any one or group of related patents, trademarks, licenses or franchises would have a material adverse effect on our overall business or on any of our operating segments.

We believe we have adequate sources for our purchases of materials, components, services and supplies used in our manufacturing. We work continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating our purchases, reducing the number of suppliers, strategic global sourcing and using online bidding competitions among potential suppliers. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations by suppliers. Like other users in the U.S., we are largely dependent upon foreign sources for certain raw materials requirements such as cobalt (Africa, Australia and Russia), tantalum (Australia and Asia), chromium (Africa and Kazakhstan) and rhenium (Chile and Kazakhstan). We have a number of ongoing programs to manage this dependence and the accompanying risk, including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Although recent high prices for some raw materials important to some of our businesses (steel, copper, aluminum), have caused margin and cost pressures, we do not foresee any near term unavailability of materials, components or supplies that would have an adverse effect on our business, or on any of our business segments. For further discussion of the possible effects of the cost and availability of raw materials on our business, see Item IA. “Risk Factors” in this Form 10-K.

Employees and Employee Relations

At December 31, 2005, our total employment was approximately 222,200, approximately 67 percent of which represents employees based outside the United States. During 2005, we renegotiated multi-year collective bargaining agreements covering certain workers at Carrier and Otis. In 2006, collective bargaining agreements covering certain workers at Sikorsky and Carrier are subject to renegotiation. For discussion of the effects of our restructuring actions on employment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of “Notes to Consolidated Financial Statements” in our 2005 Annual Report.

For a discussion of other matters which may affect our financial condition, results of operations or cash flows, including the risks of our international operations, see the further discussion under the headings “General” and “Description of Business by Segment” in this section and Item 1A. “Risk Factors” in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2005 Annual Report.

Our Financial Performance Is Dependent on the Conditions of the Aerospace and Construction Industries

The results of our commercial and military aerospace businesses, which generated 36 percent of our revenues in 2005, are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a substantial portion of the backlog for commercial customers is scheduled for delivery beyond 2006, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements to new engines that increase reliability. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

The results of our commercial and industrial businesses, which generated 64 percent of our revenues in 2005, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs and other global and political factors. In addition to these factors, Carrier’s financial performance can also be influenced by production and utilization of transport equipment and, in its residential business, weather conditions in seasonal periods.

Our Business May Be Affected by Government Contracting Risks

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigations (including violation of certain environmental or export laws), we could be suspended from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, we could be subject to fines, penalties, repayments and treble and other damages. Any contracts found to be tainted by fraud could be voided by the U.S. government. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the U.S. could result in civil or criminal penalties and suspension or termination of our export privileges.

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Foreign Currency Fluctuations and Changes in Local Government Regulation

We conduct our business on a global basis, with 61 percent of our total 2005 segment revenues, including U.S. export sales, derived from operations outside of the United States. Fluctuations in exchange rates may affect product demand in export markets and affect reported profits of our non-U.S. operations (primarily the commercial businesses) where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements on non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations, and repatriation of earnings. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. For example, as a condition of sale or to the awarding of a contract, some international customers require us to agree to offset arrangements, which may include in-country purchases, manufacturing and financial support arrangements. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements. In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China Russia and South Africa, which carry high levels of currency, political and economic risk. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

We Use a Variety of Raw Materials in Our Businesses, and Significant Shortages or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products

Our reliance on foreign suppliers and commodity markets to secure raw materials used in our products exposes us to volatility in the prices and availability of raw materials. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases or the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

We Engage in Acquisitions, and May Encounter Difficulties Integrating Acquired Businesses with Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of the Acquisitions

We seek to grow through strategic acquisitions. In the past several years, we have made various acquisitions and entered into joint venture arrangements intended to complement and expand our businesses, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

We Are Subject to Litigation That Could Adversely Affect Our Operating Results

Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Item 3 “Legal Proceedings” in this Form 10-K.

Item 1B. Unresolved Staff Comments

None

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	Future earnings and other measurements of financial performance

•	Future cash flow and uses of cash

•	The effect of economic downturns or growth in particular regions

•	The effect of changes in the level of activity in particular industries or markets

•	The availability and cost of materials, components, services and supplies

•	The scope, nature or impact of acquisition activity and integration into our businesses

•	Product developments and new business opportunities

•	Restructuring costs and savings

•	The effective negotiation of collective bargaining agreements

•	The outcome of contingencies

•	Future repurchases of Common Stock

•	Future levels of indebtedness and capital spending

•	Pension plan assumptions and future contributions.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time. This Annual Report on Form 10-K for 2005 includes important information as to these factors in the “Business” section under the headings “General”, “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole” and in the “Risk Factors” and “Legal Proceedings” sections. Additional important information as to these factors is included in our 2005 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 2. Properties

Our fixed assets as of December 31, 2005 include the plants and warehouses set forth in the table below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The plants, warehouses, machinery and equipment in use as of December 31, 2005 are in good operating condition, are well maintained and substantially all are in regular use.

	Square Feet in Thousands
	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other **	Total
Plants in North America*
Owned	92	5,034	873	7,497	3,445	2,055	—	18,996
Leased	307	795	719	1,277	664	336	177	4,275

Total	399	5,829	1,592	8,774	4,109	2,391	177	23,271

Warehouses in North America
Owned	216	3,523	167	486	202	130	35	4,759
Leased	540	6,348	442	678	80	182	8	8,278

Total	756	9,871	609	1,164	282	312	43	13,037

Plants Outside North America
Owned	4,106	5,101	1,740	4,114	1,766	—	—	16,827
Leased	216	1,350	764	132	181	177	—	2,820

Total	4,322	6,451	2,504	4,246	1,947	177	—	19,647

Warehouses Outside North America
Owned	680	3,640	279	105	280	—	—	4,984
Leased	1,670	3,284	1,716	85	138	23	—	6,916

Total	2,350	6,924	1,995	190	418	23	—	11,900

*	North America consists of the United States, Canada, Mexico, Puerto Rico and Guam.
**	Includes United Technologies Research Center and UTC Power.

For discussion of the effect of our restructuring actions on production facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of “Notes to Consolidated Financial Statements” in our 2005 Annual Report.

Our management believes that the fixed assets capitalized and the facilities in operation at December 31, 2005 for the production of our products are suitable and adequate for the business conducted therein in the current business environment and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time adjust our facility needs.

Item 3. Legal Proceedings

As previously reported, we are in litigation with the Department of Defense (DoD) as to whether Pratt & Whitney’s government cost accounting practices for engine parts produced by foreign companies under commercial engine collaboration programs since 1984 are acceptable. In 2001, the Armed Services Board of Contract Appeals (ASBCA) ruled in our favor, but the U.S. Court of Appeals for the Federal Circuit reversed in 2003 and remanded the case to the ASBCA to determine the appropriate accounting. The U.S. Supreme Court declined to review that decision. In November 2003, the DoD supplemented its claim to add damages and interest for the period after 1996, bringing DoD’s claim to approximately $367 million in damages through 2002 and approximately $388 million in interest through 2001. Our appeal of this supplemental claim has been consolidated with the original matter.

As previously reported, the Department of Justice (DOJ) sued us in 1999 in the U.S. District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine. The DOJ alleges that the government overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. Treble damages and penalties of up to $10,000 per false claim could be assessed if the court finds that Pratt & Whitney violated the civil False Claims Act, and common law damages would accrue pre-judgment interest. Trial of this matter was completed in December 2004. At trial, the government claimed Pratt & Whitney’s liability is $624 million. We believe that this estimate is substantially overstated, denied any liability and vigorously defended against the DOJ’s claims. A decision is expected in 2006.

Should the government ultimately prevail with respect to either of the foregoing government contract matters discussed above, the outcome could result in a material effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. However, we do not believe that resolution of any of these government contracting matters will have a material adverse effect upon our competitive position, results of operations or financial condition.

As previously reported, a qui tam relator filed a complaint in July 1997 against us and our subsidiary, Norden Systems, Inc., in the U.S. District Court in Connecticut (U.S. ex rel. Drake v. Norden Systems, Inc. and UTC, No. 394CV00963) alleging that we and Norden are liable under the civil False Claims Act for violating U.S. government rules on accounting for fixed assets. The qui tam relator claimed unspecified damages and penalties. The DOJ declined to intervene. In February 2003, the District Court granted our motion to dismiss the case for lack of prosecution and the relator appealed. In July 2004, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of the claims against us, but remanded certain of the claims against Norden back to the District Court for further proceedings. The civil False Claims Act provides for treble damages and penalties of up to $10,000 per false claim submitted to the U.S. government. The number of false claims, if any, implicated by the remaining claims cannot currently be ascertained; however, if determined adversely to Norden, the number could result in significant damages and penalties, which we might be required to pay. We believe the claims against Norden are without merit and continue to defend this matter vigorously.

As previously reported, the European Commission’s Competition Directorate (the “EU Commission”) conducted inspections in early 2004 at offices of our Otis subsidiary in Berlin, Brussels, Luxembourg and Paris relating to an investigation of possible unlawful collusive arrangements involving the European elevator and escalator industry. Based on the results of our own internal investigation, we believe that some Otis employees engaged in activities at a local level in Belgium, Luxembourg, The Netherlands and Germany in violation of Otis and UTC policies and European competition law. On October 13, 2005, we received a Statement of Objections from the EU Commission relating to this investigation. The Statement of Objections, an administrative complaint, alleges infringements of EU competition rules by certain elevator companies, including Otis, in Belgium, Luxembourg, The Netherlands and Germany. We are carefully reviewing the Statement of Objections and will respond timely to the EU Commission. As we have from the start, we continue to cooperate fully with the EU Commission. As previously disclosed, we believe it is still too early in the EU Commission’s investigation for us to reasonably estimate the range of civil fines to which we or Otis would likely be subject. The aggregate amount of such fines, if ultimately imposed, could be material to our operating results for the period in which the liability would be recognized or cash flows for the period in which the fines would be paid. We do not believe that any such fines would have a material adverse effect on our financial condition, or that the resolution of this matter would have a material adverse effect on Otis’ competitive position.

Since the EU Commission’s investigation became public, class action lawsuits have been filed in various federal district courts in the United States alleging that we, Otis and other elevator manufacturers engaged in violations of Sections 1 and 2 of the Sherman Act. Those lawsuits have been transferred to and consolidated in the U.S. District Court for the Southern District of New York. The lawsuits do not specify the amount of damages claimed. We believe that these lawsuits are the result of press reports about the EU Commission’s investigation. We believe that the lawsuits are devoid of merit and will defend them vigorously.

As previously reported, in December 2003, the U.S. Environmental Protection Agency (EPA) executed a search warrant at Hamilton Sundstrand, seeking records and data regarding the processes for monitoring, treating, testing and discharging wastewater at Hamilton Sundstrand’s Windsor Locks, Connecticut manufacturing facility. Hamilton Sundstrand has also received a notice of violation associated with the same matter from the Connecticut Department of Environmental Protection. Several employees have been subpoenaed to testify before a federal grand jury, and Hamilton Sundstrand also received subpoenas for records. With the assistance of independent consultants, Hamilton Sundstrand has reviewed the operations of the wastewater treatment facility, modified the physical plant and improved operating procedures. Hamilton Sundstrand continues to cooperate with federal and state officials in the investigation.

As previously reported, in the third quarter of 2004, Carrier reached an agreement with the EPA to resolve its current liability at the Puente Valley Operable Unit Superfund Site in California. In August 2005, the agreement was finalized and incorporated in a proposed consent decree that is pending approval by the U.S. District Court for the Central District of California. Under this proposed consent decree, Carrier would pay approximately $125,000 and undertake an environmental project for approximately $500,000, in settlement of claims for civil penalties related to alleged noncompliance with an administrative order. In addition, Carrier would pay a portion of the EPA’s unreimbursed past costs for the site and undertake a portion of the interim remedy EPA selected for the site. Management believes that these costs are adequately reserved for within the total amount reserved for environmental remediation noted under the heading “Environmental Matters” in our 2005 Annual Report and that the resolution of this matter will not have a material adverse effect upon our competitive position, financial position or results of operations.

The Korean Fair Trade Commission recently conducted an inspection at the office of Otis’ Korean subsidiary in connection with an investigation of possible unlawful collusive arrangements in the Korean elevator industry. Based on the results of our internal investigation, we believe that some employees at this subsidiary engaged in activities at a local level in violation of Otis and UTC policies and Korean competition law. We are cooperating fully with the investigation. We do not believe that any fines that may be imposed will be material to UTC or have a materially adverse impact on Otis’ competitive position.

As previously reported, like many other companies in recent years, we or our subsidiaries have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of our products or premises. While we have never manufactured asbestos and no longer incorporate it in any currently manufactured products, certain of our historical products, like those of many other manufacturers, have contained components incorporating asbestos. We have made no payment in a substantial majority of the cases closed to date. The remainder of the resolved cases have settled for amounts that are not material to us, and have been supported in part by insurance. At present, we are named in approximately 2,270 lawsuits involving approximately 20,100 individual claimants. In our report on Form 10-K for the year period ended December 31, 2004, we reported that approximately 18,000 were then joined in lawsuits in Mississippi state courts. Typically, these Mississippi lawsuits named from 200 to 400 other companies as defendants along with us or our subsidiaries. The complaints did not identify any of our products or products of our subsidiaries, or specify the amount of damages claimed. In addition, the complaints did not allege which claimants, if any, were exposed to asbestos attributable to our products or premises, nor the extent, if any, to which such claimants had been harmed. Since our previous report, as a result of changes in the law governing joinder and pleading in Mississippi, approximately 5,700 Mississippi claimants have been transferred to the Federal Multidistrict Litigation asbestos docket in Pennsylvania. Many other claimants have been dismissed without prejudice and required to file claims, if they can, that allege more specifically the claimant’s exposure to asbestos and the resulting harm. At present, the total number of claimants in Mississippi is approximately 6,300.

Except as otherwise noted above, we do not believe that resolution of any of the legal matters discussed above will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. A further discussion of government contracts and related investigations, as well as a discussion of our environmental liabilities, can be found under the heading “Other Matters Relating to Our Business as a Whole – Compliance with Environmental and Other Government Regulations” in Item 1 “Business” and in Item 1A. “Risk Factors” in this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2005.

Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2001	Age 2/9/06
Ari Bousbib	President, Otis Elevator (since 2002)	Executive Vice President and Chief Operating Officer, Otis Elevator	44

William M. Brown	President, UTC Fire & Security (since January 2006)	President, Asia Pacific, Carrier Corporation; President, Carrier Transicold	43

William L. Bucknall, Jr.	Senior Vice President, Human Resources and Organization (since 1992)	—	63

Louis Chênevert	President, Pratt & Whitney (since 1999)	—	48

Geraud Darnis	President, Carrier Corporation (since 2001)	President, UT Power Solutions; President, Carrier Asia Pacific Operations	46

George David	Chairman (since 1997), President (since 2002), and Chief Executive Officer (since 1994)	—	63

Stephen N. Finger	President, Sikorsky Aircraft (since 2003)	President, Military Engines and Executive Vice President, Engineering and Operations, Pratt & Whitney	57

James E. Geisler	Vice President, Finance (since 2004)	Director, Financial Planning and Analysis; Director, Investor Relations	39

Gregory J. Hayes	Vice President, Accounting and Control (since 2004), Controller (since 2003)	Vice President, Financial Planning and Analysis and Treasury, Hamilton Sundstrand	45

David P. Hess	President, Hamilton Sundstrand Corporation (since January 2005)	President, Hamilton Sundstrand Aerospace Power Systems; Vice President and General Manager, Air Management and Power Systems, Hamilton Sundstrand	50

Todd J. Kallman	Vice President, Corporate Strategy and Development (since 2003)	Vice President of Finance and Chief Financial Officer, Hamilton Sundstrand; Vice President, Finance, Americas, Dell Computer Corp.; Vice President, Finance, Worldwide Home and Small Business, Dell Computer Corp.	49

Thomas I. Rogan	Vice President, Treasurer (since 2001)	Vice President, Finance, Hamilton Sundstrand	53

William H. Trachsel	Senior Vice President and General Counsel (since 2004)	Senior Vice President, General Counsel and Secretary, United Technologies Corporation	62

Jan van Dokkum	President, UTC Power (since 2002)	President and CEO, Siemens Power Transmission and Distribution, Inc.	52

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Comparative Stock Data appearing in our 2005 Annual Report containing the following data relating to our Common Stock: principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends is hereby incorporated by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2005.

2005	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
October 1 – October 31	989	51.25	985	45,536
November 1 – November 30	2,258	51.80	2,249	43,287
December 1 – December 31	4,981	54.89	4,628	38,660

Total	8,228	53.61	7,862	38,660

In March 2005, we announced that our Board of Directors authorized the repurchase of up to 60 million shares of our Common Stock. Shares may be purchased on the open market, in privately negotiated transactions, or both. We may also acquire shares outside of the program in connection with stock swap exercises of employee stock options and the surrender of shares to cover taxes on vesting of restricted stock. Approximately 356,000 shares were acquired in non-cash stock swap transactions and upon vesting of restricted stock during the quarter.

Item 6. Selected Financial Data

The Five Year Summary appearing in our 2005 Annual Report, containing revenues, net income, basic and diluted earnings per share, cash dividends per common share, total assets and long-term debt, is hereby incorporated by reference. See “Notes to Consolidated Financial Statements” in our 2005 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five Year Summary.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risk sensitive instruments, see discussion under the headings “Market Risk and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report and “Hedging Activity” in Note 1, Note 12 and Note 13 of “Notes to Consolidated Financial Statements” in our 2005 Annual Report.

Item 8. Financial Statements and Supplementary Data

The 2005 and 2004 Consolidated Balance Sheet, and other financial statements for the years 2005, 2004, and 2003, together with the report thereon of PricewaterhouseCoopers LLP dated February 9, 2006 in our 2005 Annual Report are incorporated by reference in this Form 10-K. The 2005 and 2004 unaudited Selected Quarterly Financial Data appearing in our 2005 Annual Report is incorporated by reference in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the Vice President, Accounting and Control and the Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer, our Vice President, Accounting and Control and our Vice President, Finance concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our Vice President, Accounting and Control and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2005 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During 2005, we invested approximately $4.6 billion, including debt assumed, in the acquisition of businesses across all our operations. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into these recently acquired businesses.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference to the section of our Proxy Statement for the 2006 Annual Meeting of Shareowners entitled “General Information Concerning the Board of Directors”, subsections “Nominees” and “The Audit Committee”. Information regarding executive officers is contained in Part I of this Form 10-K under the heading “—Executive Officers of the Registrant.” Information concerning Section 16(a) compliance is incorporated by reference to the section of our Proxy Statement for the 2006 Annual Meeting of Shareowners entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.utc.com/responsibility/economic/ethics/english/coe_english.pdf. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our corporate governance principles and the charters of our Board of Directors’ Audit Committee, Finance Committee, Committee on Nominations and Governance, Public Issues Review Committee and Compensation and Executive Development Committee are available on our website at http://investors.utc.com/charters.cfm. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, United Technologies Building, Investor Relations, Hartford, CT 06101.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2006 Annual Meeting of Shareowners entitled “Report of the Committee on Compensation and Executive Development” and “Compensation of Named Executive Officers.” Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference to the section of our Proxy Statement for the 2006 Annual Meeting entitled “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners.” The equity Compensation Plan Information required by Item 12 is set forth in the table below.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 concerning common stock issuable under equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	70,413,134	(1)	$36.07		36,096,251	(2)
Equity compensation plans not approved by security holders	15,958,925	(3)	$37.80		0

Total	86,372,059		$36.39	(4)	36,096,251

(1)	Consists of options awarded under the 1989 Long Term Incentive Plan (the “1989 LTIP”), the 2005 Long Term Incentive Plan (the “2005 LTIP”) and the Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”). Options issued under the 1989 LTIP include options that resulted from the conversion of awards granted under equity compensation plans of Sundstrand Corp. at the time it was merged into Hamilton Sundstrand Corp. This amount includes 250,800 restricted shares.

(2)	Represents the maximum number of shares of Common Stock available to be awarded as of December 31, 2005.

(3)	Consists of options awarded under the Employee Stock Option Plan. Effective April 14, 2005, all equity compensation awards are now provided under the shareowner approved 2005 LTIP.

(4)	Weighted-average calculation does not include restricted shares because they have no exercise price.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the section of our Proxy Statement for the 2006 Annual Meeting entitled “Certain Transactions and Business Relationships.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2006 Annual Meeting entitled “Appointment of a Firm of Independent Registered Public Accountants to Serve as Independent Auditors”, under the headings “Audit Fees”, “Audit Related Fees”, “Tax Fees” and “All Other Fees”.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated by reference from the 2005 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2005:

Page Number in Form 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

Schedule II - Valuation and Qualifying Accounts	S-II

Consent of Independent Registered Public Accounting Firm	F-I

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number
3(i)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(i) of UTC’s Annual Report on Form 10-K for the year ended December 31, 2003.

3(ii)	Bylaws as amended and restated effective February 6, 2006, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed February 8, 2006.

4.1	Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(a) to UTC’s Registration Statement on Form S-3 (Commission File No. 333-60276) filed with the SEC on May 4, 2001). UTC hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of UTC and its consolidated subsidiaries and any unconsolidated subsidiaries.

10.1	United Technologies Corporation Annual Executive Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995).

10.2	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.3	United Technologies Corporation Pension Preservation Plan, as amended and restated, incorporated by reference to Exhibit 10.3 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002.

10.4	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992, and Amendment thereto, incorporated by reference to Exhibit 10.4 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.5	United Technologies Corporation Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.5 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002.

10.6	United Technologies Corporation Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.7	United Technologies Corporation Executive Leadership Program, incorporated by reference to Exhibit 10.7 to the Corporation’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004, as amended.*

10.8	United Technologies Corporation Directors’ Restricted Stock/Unit Program, incorporated by reference to Exhibit 10(xiii) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.9	United Technologies Corporation Board of Directors Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.9 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995), and Amendment 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Report on Form 10-Q for quarterly period ended June 30, 2000).

10.10	United Technologies Corporation Pension Replacement Plan, as amended and restated, incorporated by reference to Exhibit 10.10 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002.

10.11	United Technologies Corporation Special Retention and Stock Appreciation Program, incorporated by reference to Exhibit 10(xvi) to UTC’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended September 30, 1995.

10.12	United Technologies Corporation Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995), Amendment 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(2) to UTC’s Report on Form 10-Q for quarterly period ended June 30, 2000), Amendment 2 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Report on Form 10-Q for quarterly period ended June 30, 2001), Amendment 3 thereto (incorporated by reference to Exhibit 10.17 to UTC’s Annual Report on Form 10-K for fiscal year ending December 31, 2001), Amendment 4 thereto (incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2002) and Amendment 5 thereto (incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003).

10.13	United Technologies Corporation Employee Stock Option Plan, incorporated by reference to Exhibit 10.13 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002, and Amendment 1 thereto (incorporated by reference to Exhibit 10.13 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003).

10.14	United Technologies Corporation Employee Scholar Program, as amended and restated on June 27, 2003, incorporated by reference to Exhibit 10.14 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.15	Nonqualified Stock Option and Dividend Equivalent Award Schedule of Terms relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812 ) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.15 to UTC’s Annual Report on form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2004.

10.16	Restricted Stock Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.1 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.17	Nonqualified Stock Option Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long-Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.2 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.18	Restricted Stock Unit Award relating to the United Technologies Corporation Directors’ Restricted Stock/Unit Program (previously filed as Exhibit 10(xiii) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992), incorporated by reference to Exhibit 10.3 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.19	Form of Award relating to the United Technologies Corporation Nonemployee Director Stock Option Plan (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, as amended by Amendment 1 thereto (previously filed as Exhibit 10(iii)(A)(2) to the Corporation’s Report on Form 10-Q for quarterly period ended June 30, 2000), Amendment 2 thereto (previously filed as Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2001), Amendment 3 thereto (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2001), Amendment 4 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for fiscal year ending December 31, 2002) and Amendment 5 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2003)), incorporated by reference to Exhibit 10.4 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.20	Recognition Stock Option Program Prospectus and Statement of Award relating to the United Technologies Corporation Employee Stock Option Plan (previously filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002, as amended by Amendment 1, filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.5 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.21	Continuous Improvement Incentive Program Non-qualified Stock Option and Dividend Equivalent Award Schedule of Terms and Forms of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.6 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.22	Retainer Payment Election Form relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (previously filed as Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended 1995, as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000)), incorporated by reference to Exhibit 10.8 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.23	United Technologies Corporation 2005 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005.

10.24	Schedule of Terms for restricted stock awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.25	Form of Award Agreement for restricted stock awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.26	Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.27	Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.4 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.28	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed December 20, 2005.

10.29	Schedule of Terms for performance share unit awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.2 to UTC’s Current Reported on Form 8-K (Commission file number 1-812) filed December 20, 2005.

10.30	Form of Award Agreement for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.3 to UTC’s Current Reported on Form 8-K (Commission file number 1-812) filed December 20, 2005.

11	Statement Re: Computations of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Annual Report for the year ended December 31, 2005 (except for the information thereof expressly incorporated by reference in this Form 10-K, the Annual Report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this Form 10-K).*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/responsibility/economic/ethics/english/coe_english.pdf.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP, included as page F-I of this Form 10-K.

24	Powers of Attorney of John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Harold W. McGraw III, Frank P. Popoff, H. Patrick Swygert, André Villeneuve, H. A. Wagner and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.30 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.

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

Date: February 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature	Title	Date
/S/ GEORGE DAVID George David	Chairman, Director, President and Chief Executive Officer	February 9, 2006

/S/ JAMES E. GEISLER James E. Geisler	Vice President, Finance	February 9, 2006

/S/ GREGORY J. HAYES Gregory J. Hayes	Vice President, Accounting and Control; Controller	February 9, 2006

/S/ JOHN V. FARACI*	Director )
(John V. Faraci)

/S/ JEAN-PIERRE GARNIER* (Jean-Pierre Garnier)	Director )

/S/ JAMIE S. GORELICK* (Jamie S. Gorelick)	Director )

/S/ CHARLES R. LEE* (Charles R. Lee)	Director )

/S/ RICHARD D. MCCORMICK* (Richard D. McCormick)	Director )

/S/ HAROLD W. MCGRAW III* (Harold W. McGraw III)	Director )

/S/ FRANK P. POPOFF* (Frank P. Popoff)	Director )

/S/ H. PATRICK SWYGERT* (H. Patrick Swygert)	Director )

/S/ ANDRÉ VILLENEUVE* (André Villeneuve)	Director )

/S/ H. A. WAGNER* (H. A. Wagner)	Director )

/S/ CHRISTINE TODD WHITMAN* (Christine Todd Whitman)	Director )

* By:	/s/ DEBRA A. VALENTINE Debra A. Valentine Vice President, Secretary and Associate General Counsel, as Attorney-in-Fact

Date: February 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of United Technologies Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 9, 2006, appearing in the 2005 Annual Report to Shareowners of United Technologies Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 9, 2006

S-I

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Three Years Ended December 31, 2005

(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:

Balance December 31, 2002	$421
Provision charged to income	91
Doubtful accounts written off (net)	(112)
Other adjustments	84

Balance December 31, 2003	484
Provision charged to income	73
Doubtful accounts written off (net)	(131)
Other adjustments	26

Balance December 31, 2004	452
Provision charged to income	85
Doubtful accounts written off (net)	(90)
Other adjustments	(21)

Balance December 31, 2005	$426

Future Income Tax Benefits - Valuation allowance:

Balance December 31, 2002	$236
Additions charged to goodwill, due to acquisitions	273
Additions charged to income tax expense	62
Reductions credited to income tax expense	(94)

Balance December 31, 2003	477
Additions charged to income tax expense	61
Reductions charged to goodwill, due to acquisitions	(28)
Reductions credited to income tax expense	(19)
Other adjustments	(24)

Balance December 31, 2004	467
Additions charged to income tax expense	39
Reductions charged to goodwill, due to acquisitions	(6)
Reductions credited to income tax expense	(15)
Other adjustments	11

Balance December 31, 2005	$496

S-II

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-124743), in the Registration Statement on Form S-4 (No. 333-77991) as amended by Post-Effective Amendment No. 1 on Form S-8 (No. 333-77991) and in the Registration Statements on Form S-8 (Nos. 333-125476, 333-125478, 333-125293, 333-100724, 333-100723, 333-100718, 333-21853, 333-18743, 333-21851, 033-57769, 033-51385, 033-58937, 333-77817, 333-110020, 333-103307, 333-103306, 333-103305, 333-82911) of United Technologies Corporation of our report dated February 9, 2006 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the 2005 Annual Report to Shareowners, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 9, 2006 relating to the financial statement schedule, which appears on page S-I of this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 9, 2006

F-I