Form 10-Q
period 2006-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2006-04-21
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

At March 31, 2006 there were 1,010,868,329 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2006

“We”, “Us”, “Our” and “UTC” unless the context otherwise requires, means United Technologies Corporation and its subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
In Millions (except per share amounts)	2006	2005
Revenues:
Product sales	$7,483	$6,584
Service sales	2,963	2,725
Financing revenues and other income, net	169	98

	10,615	9,407

Costs and expenses:
Cost of products sold	5,673	5,055
Cost of services sold	1,977	1,760
Research and development	369	291
Selling, general and administrative	1,314	1,213

Operating profit	1,282	1,088

Interest	142	100

Income before income taxes and minority interests	1,140	988
Income tax expense	319	277
Minority interests	53	60

Net income	$768	$651

Earnings per share of Common Stock:
Basic	$.78	$.66
Diluted	$.76	$.64

Dividends per share of Common Stock	$.22	$.22

Average number of shares outstanding:
Basic	984	992
Diluted	1,009	1,016

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In Millions	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$2,417	$2,247
Accounts receivable, net	7,128	7,240
Inventories and contracts in progress, net	6,472	5,659
Future income tax benefits	1,446	1,427
Other current assets	658	633

Total Current Assets	18,121	17,206

Customer financing assets	1,224	1,152
Future income tax benefits	788	719

Fixed assets	13,502	13,328
Less: Accumulated depreciation	(7,825)	(7,705)

Net Fixed Assets	5,677	5,623

Goodwill	13,254	13,007
Intangible assets	3,030	3,059
Other assets	4,937	5,159

Total Assets	$47,031	$45,925

Liabilities and Shareowners’ Equity
Short-term borrowings	$1,624	$1,612
Accounts payable	4,017	3,820
Accrued liabilities	9,657	9,220
Long-term debt currently due	695	693

Total Current Liabilities	15,993	15,345

Long-term debt	5,954	5,935
Future pension and postretirement benefit obligations	2,863	2,813
Other long-term liabilities	4,063	4,063

Total Liabilities	28,873	28,156

Minority interests in subsidiary companies	801	778

Shareowners’ Equity:
Common Stock	8,974	8,793
Treasury Stock	(7,789)	(7,418)
Retained earnings	16,601	16,051
Unearned ESOP shares	(237)	(241)
Accumulated other non-shareowners’ changes in equity	(192)	(194)

Total Shareowners’ Equity	17,357	16,991

Total Liabilities and Shareowners’ Equity	$47,031	$45,925

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In Millions	2006	2005
Operating Activities:
Net income	$768	$651
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	264	226
Deferred income tax (benefit) provision	(21)	38
Minority interests in subsidiaries’ earnings	53	60
Stock compensation cost	44	35
Change in:
Accounts receivable	135	(301)
Inventories and contracts in progress	(781)	(381)
Accounts payable and accrued liabilities	503	624
Other current assets	(31)	(46)
Voluntary contributions to global pension plans	—	(65)
Other, net	41	5

Net cash flows provided by operating activities	975	846

Investing Activities:
Capital expenditures	(201)	(152)
Investments in businesses	(119)	(125)
Dispositions of businesses	29	5
(Increase) decrease in customer financing assets, net	(84)	54
Other, net	48	44

Net cash flows used in investing activities	(327)	(174)

Financing Activities:
Issuance of long-term debt, net	3	—
Decrease in short-term borrowings, net	(17)	(735)
Common Stock issued under employee stock plans	104	86
Dividends paid on Common Stock	(207)	(208)
Repurchase of Common Stock	(375)	(115)
Other, net	8	(4)

Net cash flows used in financing activities	(484)	(976)

Effect of foreign exchange rate changes on Cash and cash equivalents	6	2

Net increase (decrease) in Cash and cash equivalents	170	(302)

Cash and cash equivalents, beginning of year	2,247	2,265

Cash and cash equivalents, end of period	$2,417	$1,963

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at March 31, 2006 and for the quarters ended March 31, 2006 and 2005 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report incorporated by reference in Form 10-K for calendar year 2005.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. During the first three months of 2006, our investment in businesses was approximately $130 million, including debt assumed. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method and have been included in the Consolidated Statement of Operations beginning on the effective date of the acquisition. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities and relocation of employees and other restructuring activities.

Goodwill. Changes in our goodwill balances for the first three months of 2006 were as follows:

In Millions	Balance as of January 1, 2006	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of March 31, 2006
Otis	$1,165	$5	$22	$1,192
Carrier	2,384	35	4	2,423
UTC Fire & Security	3,920	121	(22)	4,019
Pratt & Whitney	928	20	—	948
Hamilton Sundstrand	4,361	22	(2)	4,381
Sikorsky	161	42	—	203

Total Segments	12,919	245	2	13,166

Eliminations & Other	88	—	—	88

Total	$13,007	$245	$2	$13,254

The goodwill increase of $245 million during the quarter ended March 31, 2006 is a result of acquisition activity and the finalization of purchase accounting, which includes approximately $110 million of Kidde restructuring costs.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2006		December 31, 2005
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable:
Purchased service contracts	$1,141	$(411)	$1,126	$(392)
Patents and trademarks	328	(60)	315	(58)
Other, principally customer relationships	1,658	(294)	1,631	(248)

	3,127	(765)	3,072	(698)

Unamortizable:
Trademarks	668	—	685	—

Totals	$3,795	$(765)	$3,757	$(698)

Amortization of intangible assets for the quarter ended March 31, 2006 was $67 million compared with $38 million for the same period of 2005. Amortization of these intangible assets for 2006 through 2010 is expected to approximate $232 million per year.

Note 2: Earnings Per Share

	Quarter Ended March 31,
In Millions (except per share amounts)	2006	2005
Net income	$768	$651

Average shares:
Basic	984	992
Stock awards	25	24

Diluted	1,009	1,016

Earnings per share of Common Stock:
Basic	$.78	$.66
Diluted	$.76	$.64

Average shares and earnings per share for 2005 have been adjusted to reflect the impact of a 2-for-1 stock split effected in the second quarter of 2005.

Note 3: Inventories and Contracts in Progress

Inventories consist of the following:

In Millions	March 31, 2006	December 31, 2005
Raw materials	$955	$1,000
Work-in-process	2,344	1,752
Finished goods	2,917	2,640
Contracts in progress	3,151	2,971

	9,367	8,363
Less:
Progress payments, secured by lien, on U.S. Government contracts	(237)	(133)
Billings on contracts in progress	(2,658)	(2,571)

	$6,472	$5,659

Note 4: Borrowings and Lines of Credit

At March 31, 2006, we had credit commitments from banks totaling $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. There were no borrowings under this revolving credit agreement as of March 31, 2006.

At March 31, 2006, we could issue additional debt and equity securities of up to $2 billion under a shelf registration statement on file with the Securities and Exchange Commission.

Note 5: Income Taxes

We are addressing with the Appeals Division of the Internal Revenue Service (IRS) a disputed issue related to the 1999 disposition of a business segment which arose from the IRS examination of tax years 1994 through 1999. A final determination, including review by the U.S. Congress Joint Committee on Taxation, is possible by as early as the second quarter of 2006 and could result in potential tax and interest gains of approximately $100 million. Also, we expect that the IRS examination of our tax years 2000 through 2003 will be completed in 2007. We believe that adequate provision has been made for any potential financial statement impact arising from that examination.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Contributions to these plans during the first three months of 2006 and 2005 were as follows:

	Quarter Ended March 31,
In Millions	2006	2005
Defined Benefit Plans:
Voluntary	$0	$65
Mandatory	17	15

Total Defined Benefit Plans	$17	$80

Defined Contribution Plans	$54	$39

The following table illustrates the components of net periodic benefit cost for our pension and other post retirement benefits:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
In Millions	2006	2005	2006	2005
Service cost	$108	$90	$2	$2
Interest cost	279	270	14	14
Expected return on plan assets	(352)	(328)	(1)	(1)
Amortization	8	8	(6)	(7)
Recognized actuarial net loss	81	60	—	—

	124	100	9	8
Net settlement and curtailment loss	2	2	—	—

Total net periodic benefit cost	$126	$102	$9	$8

Note 7: Restructuring and Related Costs

During the first three months of 2006, we recorded net pre-tax restructuring and related charges in our business segments totaling $31 million for new and ongoing restructuring actions as follows: Otis $2 million, Carrier $7 million, UTC Fire & Security $2 million, Pratt & Whitney $12 million and Hamilton Sundstrand $8 million. The charges included $25 million in cost of sales and $6 million in selling, general and administrative expenses. As described below, these charges relate to actions initiated during 2006, 2005 and for certain actions initiated in the fourth quarter of 2004.

2006 Actions. During the first three months of 2006, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges totaling $8 million, including $4 million in cost of sales and $4 million in selling, general and administrative expenses.

As of March 31, 2006, net workforce reductions of approximately 160 employees of an expected 700 employees have been completed, and 53,000 net square feet of facilities is expected to be exited. The majority of the remaining workforce and all facility related cost reduction actions are targeted for completion during 2006.

The following table summarizes the accrual balances and utilization by cost type for the 2006 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Net pre-tax restructuring charges	$7	$—	$1	$8
Utilization	(4)	—	(1)	(5)

Balance at March 31, 2006	$3	$—	$—	$3

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$28	$—	$16	$44
Costs incurred – quarter ended March 31, 2006	(7)	—	(1)	(8)

Remaining costs at March 31, 2006	$21	$—	$15	$36

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by segment:

In Millions	Expected Costs	Costs incurred – Quarter ended March 31, 2006	Remaining costs at March 31, 2006
Otis	$2	$(2)	$—
Carrier	10	(3)	7
UTC Fire & Security	11	(1)	10
Pratt & Whitney	4	(2)	2
Hamilton Sundstrand	3	—	3
Sikorsky	14	—	14

Total	$44	$(8)	$36

2005 Actions. During the first three months of 2006, we recorded net pre-tax restructuring and related charges in the business segments totaling $17 million for restructuring actions initiated in 2005, including $15 million in cost of sales and $2 million in selling, general and administrative expenses. The 2005 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities.

As of March 31, 2006, net workforce reductions of approximately 1,900 employees of an expected 2,900 employees have been completed, and 377,000 net square feet of facilities of an expected 1.8 million net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2006.

The following table summarizes the accrual balances and utilization by cost type for the 2005 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at December 31, 2005	$72	$—	$7	$79
Net pre-tax restructuring charges	4	6	7	17
Utilization	(24)	(6)	(6)	(36)

Balance at March 31, 2006	$52	$—	$8	$60

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$146	$36	$82	$264
Costs incurred through December 31, 2005	(134)	(30)	(15)	(179)
Costs incurred – quarter ended March 31, 2006	(4)	(6)	(7)	(17)

Remaining costs at March 31, 2006	$8	$—	$60	$68

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by segment:

In Millions	Expected Costs	Costs incurred through December 31, 2005	Costs incurred – Quarter ended March 31, 2006	Remaining costs at March 31, 2006
Otis	$56	$(52)	$—	$4
Carrier	65	(63)	(2)	—
UTC Fire & Security	22	(21)	(1)	—
Pratt & Whitney	49	(9)	(10)	30
Hamilton Sundstrand	63	(25)	(4)	34
Sikorsky	3	(3)	—	—
Eliminations & Other	6	(6)	—	—

Total	$264	$(179)	$(17)	$68

2004 Actions. During the first three months of 2006, we recorded net pre-tax restructuring and related charges in the business segments totaling $6 million for certain restructuring actions initiated in the fourth quarter of 2004, including $6 million in cost of sales. The 2004 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. The charges for the first three months of 2006 were recorded in our segments as follows: Carrier $2 million and Hamilton Sundstrand $4 million. As of March 31, 2006, the 2004 actions have been completed as planned.

Note 8: Derivative Instruments and Hedging Activities

We use derivative instruments, including swaps, forward contracts and options to manage certain foreign currency and interest rate exposures. We view derivative instruments as risk management tools and do not use them for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

At March 31, 2006 and December 31, 2005, the fair value of derivatives recorded as assets was $145 million and $150 million, respectively, and the fair value of derivatives recorded as liabilities was $45 million and $56 million, respectively. Of the amount recorded in shareowners’ equity, a $76 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended March 31, 2006 were not significant. All open derivative contracts accounted for as cash flow hedges mature by December 2009.

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters ended March 31, 2006 and 2005 is provided below.

	Quarter Ended March 31,
In Millions	2006	2005
Shareowners’ Equity, beginning of period	$16,991	$14,266
Common Stock issued under employee plans	189	182
Common Stock repurchased	(375)	(115)
Dividends paid on Common Stock	(207)	(208)
Dividends paid on ESOP Common Stock	(11)	(10)
Non-shareowners’ Changes in Equity:
Net income	768	651
Foreign currency translation, net	17	(46)
Decreases in unrealized holdings, net	(6)	(23)
Cash flow hedging (income) loss, net	(9)	3

Shareowners’ Equity, end of period	$17,357	$14,700

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2005.

The changes in the carrying amount of service and product warranties and product performance guarantees for the three months ended March 31, 2006 and 2005 are as follows:

In Millions	2006	2005
Balance - January 1	$1,183	$1,185
Warranties and performance guarantees issued	111	92
Settlements made	(91)	(97)
Other	6	2

Balance - March 31	$1,209	$1,182

Note 11: Contingent Liabilities

Summarized below are the matters previously described in Notes 1 and 15 of the Notes to the Consolidated Financial Statements in our Annual Report, incorporated by reference in Form 10-K for calendar year 2005.

Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations.

Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. For sites with multiple responsible parties, we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Liabilities with fixed or reliably determinable future cash payments are discounted. Accrued environmental liabilities are not reduced by potential insurance reimbursements. We periodically reassess these accrued amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote.

Government. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations. If we or one of our business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violations of certain environmental or export laws) the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could fine us and debar us from new U.S. government contracting for a period generally not to exceed three years. The U.S. government could void any contracts found to be tainted by fraud.

Our contracts with the U.S. government are also subject to audits. Like many defense contractors, we have received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate and continue to litigate certain cases. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated.

As previously disclosed, we received a demand notice in 2003 for $755 million from the U.S. Department of Defense (DoD) relating to an ongoing dispute over Pratt & Whitney’s government cost accounting practices for engine parts received from its partners on certain commercial engine collaboration programs from 1984 to the present. The case is currently pending before the Armed Services Board of Contract Appeals.

In addition, and as previously disclosed, the U.S. Department of Justice (DoJ) sued us in 1999 under the civil False Claims Act and other theories related to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine. The DoJ alleges that the government overpaid for engines because Pratt & Whitney inflated certain costs and withheld data. The government claims damages of $624 million. We deny any liability, believe this estimate of damages is substantially overstated, and are vigorously defending the matter. Trial of this matter was completed in December 2004 and a decision is expected in 2006.

Should the U.S. government ultimately prevail with respect to either of the forgoing government contracting matters, the outcome could result in a material effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. However, we believe that the resolution of these matters will not have a material adverse effect on our results of operations, competitive position, cash flows or financial condition.

As previously reported, the European Commission’s Competition Directorate (the EU Commission) conducted inspections in early 2004 at offices of our Otis subsidiary in Berlin, Brussels, Luxembourg and Paris relating to an investigation of possible unlawful collusive arrangements involving the European elevator and escalator industry. Based on the result of our own internal investigation, we believe that some of Otis’ employees engaged in activities at a local level in Belgium, Luxembourg, the Netherlands and Germany in violation of Otis and UTC policies and European competition law. On October 13, 2005, we received a Statement of Objections (SO) from the EU Commission relating to this investigation. The SO, an administrative complaint, alleges infringements of EU competition rules by certain elevator companies, including Otis, in Belgium, Luxembourg, the Netherlands and Germany. We responded to the SO on February 21, 2006. As we have from the start, we continue to cooperate fully with the EU Commission. As previously disclosed, we believe it is still too early in the EU Commission’s investigation for us to reasonably estimate the civil fines to which we or Otis would likely be subject. The aggregate amount of such fines, if ultimately imposed, could be material to our operating results for the period in which the liability would be recognized or cash flows for the period in which the fines would be paid. We do not believe that any such fines would have a material adverse effect on our financial condition, or that the resolution of this matter would have a material adverse effect on Otis’ competitive position.

Other. We extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of liability that may result under these guarantees and for service costs which are probable and can be reasonably estimated.

We also have other commitments and contingent liabilities related to legal proceedings, self insurance programs and matters arising out of the normal course of business.

We have accrued for environmental investigatory, remediation, operating and maintenance costs, performance guarantees and other litigation and claims based on our estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, we believe that resolution of these matters will not have a material impact on our financial condition, results of operations or cash flows.

Note 12: Segment Financial Data

Our operations are classified into six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The segments are generally based on the management structure of the businesses and the groupings of similar operating companies where each management organization has general operating autonomy over diversified products and services.

Results for the quarters ended March 31, 2006 and 2005 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2006	2005	2006	2005	2006	2005
Otis	$2,348	$2,322	$439	$422	18.7%	18.2%
Carrier	2,904	2,705	204	152	7.0%	5.6%
UTC Fire & Security	1,112	764	65	39	5.8%	5.1%
Pratt & Whitney	2,568	2,013	430	340	16.7%	16.9%
Hamilton Sundstrand	1,164	1,028	181	152	15.5%	14.8%
Sikorsky	512	605	3	53	0.6%	8.8%

Total segment	10,608	9,437	1,322	1,158	12.5%	12.3%
Eliminations and other	7	(30)	45	11
General corporate expenses	—	—	(85)	(81)

Consolidated	$10,615	$9,407	$1,282	$1,088	12.1%	11.6%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under collaboration agreements are recorded as earned and collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended March 31, 2006 and 2005 was approximately $184 million and $136 million, respectively.

Note 13: Accounting Pronouncements

In September 2005, the Financial Accounting Standards Board (FASB) issued a Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, “Earnings per Share”. The proposed statement would be effective in the second quarter of 2006 and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that if adopted in its current form it would not have a significant impact on the computation of our earnings per share.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We are currently evaluating the new statement to determine the potential impact, if any, this would have on our financial results.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2006 and 2005, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 21, 2006, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of March 31, 2006, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. This interim financial information is the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, of cash flows and of changes in shareowners’ equity for the year then ended, management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005; and in our report dated February 9, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

April 21, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We operate in six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses”, while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses”. The current status of significant factors impacting our business environment in 2006 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is incorporated by reference in our Form 10-K for calendar year 2005.

General

As worldwide businesses, our operations are affected by global and regional industrial, economic and political factors. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or the economy of any single country on our consolidated results. As part of our globalization strategy, we invest in many countries, including emerging markets such as China and India which now comprise approximately one quarter of our consolidated revenues.

Strong commercial aerospace aftermarket volume, augmented by the continuation of generally positive global economic conditions that were seen in 2005, generated organic revenue growth of 9% in the first quarter of 2006. This growth is significantly stronger than both the 7% realized in 2005 and our previous expectations for 2006. Acquisitions completed in 2005, including Kidde plc and Rocketdyne Propulsion & Power, added an additional 6% to the revenue growth and helped to offset the adverse effects of foreign exchange translation. The strength of the U.S. dollar in relation to currencies such as the euro, led to an approximately 2% decline in revenues in the first quarter of 2006 as compared with the same period in 2005.

The increase in revenue was accompanied by continued improvements in operational efficiencies to generate an 18% increase in operating profit in the first three months of 2006 as compared with the same period in 2005, despite the adverse impact from a six-week strike by Sikorsky’s unionized workforce at its Connecticut and Florida facilities as discussed below. Savings from previously initiated restructuring actions and continued cost containment helped to offset the effects of the Sikorsky strike as well as higher research and development spending and the adverse impact of higher commodity and energy costs. Increases in energy and certain commodity prices seen over the last two years have continued, with a resulting adverse impact on earnings for the three months ended March 31, 2006, and an expected aggregate adverse impact on earnings for the year. After a partial recovery through pricing, the net impact to earnings for the three months ended March 31, 2006 was approximately $45 million. The net impact to the full year is expected to be approximately $200 million.

In February 2006, the union workforce at Sikorsky’s Connecticut and Florida facilities rejected Sikorsky’s proposal for a new union contract and elected to strike. Subsequently, the union workforce ratified Sikorsky’s proposal for a new contract effective April 3, 2006 and the strike action ceased. Although manufacturing efforts continued to some extent during the strike, the effects of the strike had an adverse impact on operating results due to lower volumes and higher than average manufacturing costs. In the first quarter of 2006, Sikorsky’s revenues decreased by approximately $100 million compared to the first quarter of 2005. This volume loss, coupled with incremental manufacturing costs and higher research and development spending, led to a $50 million reduction in Sikorsky’s operating profit in the first three months of 2006 versus the same period in 2005. In the second quarter of 2006, we expect that the strike related impact will continue to adversely affect operating results by approximately $.01 to $.02 per share as manufacturing operations ramp up to full production levels. We expect to recover the majority of the strike related impact over the second half of 2006.

Commercial Businesses

Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, although Carrier also serves customers in the commercial and transport refrigeration industries. Revenues in the commercial businesses are influenced by residential and commercial construction activity, domestic and world gross domestic product growth levels, overall global economic conditions and, for Carrier, seasonal weather conditions.

Carrier’s markets overall were generally strong leading to 8% organic revenue growth in the first quarter of 2006. The positive North American construction market and strong demand for the new 13 SEER product contributed to the growth in the North American heating, ventilating and air conditioning (HVAC) business. Within transport refrigeration, volume growth was generated in the truck/trailer refrigeration business, offset by a softening in the container markets.

As noted above, certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather. Carrier customarily offers its customers incentives to purchase products in anticipation of the selling season to ensure adequate supply of products in the distribution channel. Average inventory levels in the North American and European HVAC distribution channels at year end 2005 were higher than market averages due in part to a weaker than anticipated selling season in Europe in both 2004 and 2005, higher customer orders in advance of changes in U.S. energy efficiency standards, and factory shutdowns required to prepare for these new standards. Inventory levels remain higher than average as the summer selling season has not yet commenced and as distributors transition to the new 13 SEER product.

Within the Otis segment, organic revenue growth of 4% in the first quarter of 2006 was aided by a strong opening backlog, particularly in North America, Europe and China. Total revenues in the Asia Pacific region were down slightly due to continued weakness in Korea and Japan, partially offset by growth in China and the South Asia Pacific region. New equipment orders remained strong in the quarter, with double digit growth in China and North America partially offset by declining orders in Korea. Prices are under significant pressure in Korea, China and Japan.

UTC Fire & Security’s revenue growth was largely driven by the acquisitions of Kidde and Lenel Systems International, Inc. Organic growth of 3% in the remaining business generally tracked gross domestic product and was driven largely by the Australasia and European fire safety businesses.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. Revenue passenger miles (RPMs), U.S. government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses. The strong production levels at airframe manufacturers, as well as the continued high usage of aircraft, as evidenced by the growth in RPMs, are supporting the commercial aerospace growth year-to-date. Commercial aftermarket volumes at both Pratt & Whitney and Hamilton Sundstrand were strong for the first quarter of 2006. Positive global economic conditions are also helping to drive commercial helicopter demand. Military and space revenues across the aerospace businesses have been increasing. Military aftermarket volumes at Hamilton Sundstrand increased slightly after several quarters of declines, while Pratt & Whitney realized further increases in military and space revenues including those from the acquisition of Rocketdyne. Offsetting the full potential impact of this growth has been a reduction in helicopter deliveries, spares and overhaul and repair volume at Sikorsky as a result of the previously mentioned strike. In addition, overall economic conditions are also affecting the cost and availability of raw materials as industry demand outpaces current capacity. The availability and pricing of these materials will continue to affect aerospace performance and could have a further adverse impact on future performance depending on market conditions.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first three months of 2006 we invested approximately $130 million in acquisitions across our businesses, including debt assumed, and recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. We also recorded approximately $110 million of Kidde restructuring costs through purchase accounting during the first quarter of 2006 related to the finalization of plans for the consolidation of facilities and relocation of employees. As a result of acquisition activity and the finalization of purchase accounting, goodwill increased $245 million. We continue to expect to invest approximately $2 billion in acquisitions for 2006 although this will depend upon the timing and availability of appropriate acquisition opportunities.

Other

Government legislation, policies and regulations can have an adverse impact on our worldwide operations. Government regulation of refrigerants and energy efficiency standards, elevator safety codes and fire protection regulations are important to our commercial businesses. Government and market-driven safety and performance regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact our aerospace and defense businesses.

Continued commercial airline financial distress, global economic conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates and energy costs create uncertainties that could impact our earnings outlook for the remainder of 2006.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our Annual Report, incorporated by reference in our Form 10-K for the calendar year 2005, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2006.

We have exposures related to tax filings in the ordinary course of business and periodically assess our liabilities and contingencies for all years under audit based upon the latest information available. For those matters where it is probable that an adjustment will be asserted, we have recorded our best estimate of tax liability (including related interest charges) in our Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter ended March 31,
In Millions	2006	2005	% change
Sales	$10,446	$9,309	12.2%
Financing revenues and other income, net	169	98	72.4%

Total Revenues	$10,615	$9,407	12.8%

Revenue growth in the first quarter of 2006 includes organic growth of 9%, revenue contributed from acquisitions of 6%, and a 2% unfavorable impact from foreign currency translation resulting from the strength of the U.S. dollar relative to currencies such as the euro. Acquisition revenues largely reflect contributions from the 2005 acquisitions of Kidde, Rocketdyne and Lenel. As discussed above in the “Business Overview” section, the organic revenue growth results principally from strength in the commercial aerospace aftermarket and generally favorable economic conditions in North America and Europe.

Net financing revenues and other income increased $71 million in the first quarter of 2006 when compared to the same period of 2005. Other income in the first quarter of 2006 includes a $25 million gain realized on Pratt & Whitney Canada’s sale of an interest in a newly formed partnership designed to expand share in the commercial turboshaft engine market, an approximately $25 million gain generated from the sale of marketable securities, and lower hedging costs associated with our cash management activities. Other income in the first quarter of 2005 included a $32 million gain from the sale of certain marketable securities.

Gross Margin

	Quarter ended March 31,
In Millions	2006	2005
Gross Margin	$2,796	$2,494
Percentage of Sales	26.8%	26.8%

Increased gross margin in the first quarter of 2006 from higher commercial aerospace aftermarket volume, lower restructuring charges, savings from previously initiated restructuring actions, and net operational efficiencies was partially offset by the effects of the previously noted strike at Sikorsky. Additionally, increased commodity and energy costs had a net adverse impact on gross margin, after a partial recovery through pricing, of approximately $45 million (approximately 40 basis points) in the first three months of 2006.

Research and Development

	Quarter Ended March 31,
	2006		2005
In Millions	Amount	% of sales	Amount	% of sales
Company-funded	$369	3.5	$291	3.1
Customer-funded	$398	3.8	$380	4.1

Total	$767	7.3	$671	7.2

Spending on the Boeing 787 program at Hamilton Sundstrand, acquisitions, new platform spending at Pratt & Whitney Canada for small engines, and Sikorsky’s spending on the H-92, S-76D and X2 demonstrator programs all contributed to the increase in company-funded research and development in the three months ended March 31, 2006 compared to the same period in 2005.

Company-funded research and development spending for the full year 2006 is expected to increase more than $100 million from 2005 levels due to continued investment in new technology programs. Combined company and customer-funded research and development spending in 2006 is expected to approximate 2005 levels.

Selling, General and Administrative

	Quarter ended March 31,
In Millions	2006	2005
Total expenses	$1,314	$1,213
Percentage of sales	12.6%	13.0%

The first quarter 2006 increase in selling, general and administrative expenses is due primarily to acquisitions, the adverse impact of foreign exchange translation, and general increases across the businesses in support of volume. However, generally strong control of spending coupled with the significant growth in revenues led to the 40 basis point reduction in expenses as a percentage of sales.

Interest Expense

	Quarter ended March 31,
In Millions	2006	2005
Interest expense	$142	$100
Average interest rate	6.2%	6.4%

Interest expense for the three months ended March 31, 2006 has increased primarily as a result of the issuance of long-term debt in connection with the acquisitions of Kidde, Rocketdyne and Lenel, as well as higher average balances and interest rates on commercial paper borrowings. The average rate in the first quarter of 2006 is lower than that in the first quarter of 2005 as the $2.4 billion of long-term debt was issued in 2005 at a weighted average rate of 4.9%.

Income Taxes

	Quarter ended March 31,
	2006	2005
Effective rate	28.0%	28.0%

The effective tax rate for the first quarter 2006 is consistent with the first quarter 2005 and with the anticipated effective rate for the full year.

Net Income

	Quarter ended March 31,
In Millions, except per share amounts	2006	2005
Net Income	$768	$651
Diluted earnings per share	$.76	$.64

Foreign currency translation had an adverse impact on earnings per share in the first quarter of 2006 of $0.02 per share as compared with a favorable contribution of $0.02 per share in the first quarter of 2005.

Restructuring and Related Costs

During the first three months of 2006, we recorded net pre-tax restructuring and related charges in the business segments totaling $31 million for new and ongoing restructuring actions as follows: Otis $2 million, Carrier $7 million, UTC Fire & Security $2 million, Pratt & Whitney $12 million and Hamilton Sundstrand $8 million. The charges included $25 million in cost of sales and $6 million in selling, general and administrative expenses. As described below, these charges relate to actions initiated during 2006, 2005 and certain actions initiated during the fourth quarter of 2004.

2006 Actions. During the first three months of 2006, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges in the business segments totaling $8 million as follows: Otis $2 million, Carrier $3 million, UTC Fire & Security $1 million and Pratt & Whitney $2 million. The charges included $4 million in cost of sales and $4 million in selling, general and administrative expenses. Those costs included $7 million for severance and related employee termination costs and $1 million for facility exit and lease termination costs.

We expect the 2006 actions to result in net workforce reductions of approximately 700 hourly and salaried employees, the exiting of approximately 53,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2006, we have completed net workforce reductions of approximately 160 employees. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2006. Approximately 90% of the total pre-tax charge will require cash payments, which we will primarily fund with cash generated from operations. During the first three months of 2006, we had pre-tax cash outflows of approximately $4 million related to the 2006 programs. We expect to incur additional restructuring and related charges of $36 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $24 million annually.

2005 Actions. During the first three months of 2006, we recorded net pre-tax restructuring and related charges of $17 million for actions initiated in 2005. The 2005 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded the charges for the first three months of 2006 in our segments as follows: Carrier $2 million, UTC Fire & Security $1 million, Pratt & Whitney $10 million and Hamilton Sundstrand $4 million. The charges included $15 million in cost of sales and $2 million in selling, general and administrative expenses. Those costs included $4 million for severance and related employee termination costs, costs of $6 million for asset write-downs and $7 million for facility exit and lease termination costs.

We expect the 2005 actions to result in net workforce reductions of approximately 2,900 hourly and salaried employees, the exiting of approximately 1.8 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2006, we have completed net workforce reductions of approximately 1,900 employees and exited 377,000 net square feet of facilities. We target the majority of the remaining workforce and facility actions for completion during 2006. Approximately 65% of the total pre-tax charges will require cash payments, which we will primarily fund with cash generated from operations. During the first three months of 2006, we had pre-tax cash outflows of approximately $25 million related to the 2005 programs. We expect to incur additional restructuring and related charges of $68 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $116 million annually.

2004 Actions. During the first three months of 2006, we recorded net pre-tax restructuring and related charges in the business segments totaling $6 million for certain restructuring actions initiated in the fourth quarter of 2004, including $6 million in cost of sales. The 2004 actions relate to ongoing cost reduction efforts including workforce reductions and the consolidation of manufacturing facilities. We recorded charges for the first three months of 2006 in our segments as follows: Carrier $2 million and Hamilton Sundstrand $4 million. During the first three months of 2006, we had pre-tax cash outflows of approximately $17 million related to the 2004 programs. As of March 31, 2006, we have completed the 2004 actions as planned.

Additional 2006 Actions

We expect to incur approximately $87 million of additional restructuring costs in the remainder of 2006 related to previously announced restructuring actions. We expect to initiate additional restructuring actions during the remainder of 2006 through our continuing cost reduction efforts. No specific plans for significant new actions have been finalized at this time.

Segment Review

Our operations are classified into six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The segments are generally based on the management structure of the businesses and the groupings of similar operating companies where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2006 and 2005 are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarters ended March 31, 2006 and 2005 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2006	2005	2006	2005	2006	2005
Otis	$2,348	$2,322	$439	$422	18.7%	18.2%
Carrier	2,904	2,705	204	152	7.0%	5.6%
UTC Fire & Security	1,112	764	65	39	5.8%	5.1%
Pratt & Whitney	2,568	2,013	430	340	16.7%	16.9%
Hamilton Sundstrand	1,164	1,028	181	152	15.5%	14.8%
Sikorsky	512	605	3	53	0.6%	8.8%

Total segment	10,608	9,437	1,322	1,158	12.5%	12.3%
Eliminations and other	7	(30)	45	11
General corporate expenses	—	—	(85)	(81)

Consolidated	$10,615	$9,407	$1,282	$1,088	12.1%	11.6%

First quarter 2006 and 2005 restructuring and related charges included in consolidated operating profit totaled $31 million and $50 million, respectively, as follows:

	Quarter Ended March 31,
In Millions	2006	2005
Otis	$2	$5
Carrier	7	25
UTC Fire & Security	2	1
Pratt & Whitney	12	10
Hamilton Sundstrand	8	9

Totals	$31	$50

Otis – In the first quarter of 2006, revenues increased $26 million (1%) compared to the same period of 2005 reflecting organic growth (4%) and the positive impact of acquisitions (1%), partially offset by the adverse impact of foreign currency translation (4%). Growth in Europe and North America was partially offset by a slight decline in the Asia Pacific region due to continued weakness in Korea and Japan, partially offset by growth in China and the South Asia Pacific region.

Operating profits increased $17 million (4%) in the first quarter of 2006 compared to the same period of 2005 as a result of higher revenues and cost containment actions (9%) and lower restructuring charges and the contribution of acquisitions (combined 1%), partially offset by the adverse impact of foreign currency translation (6%).

Carrier - Revenues increased $199 million (7%) in the first quarter of 2006 compared to the same period of 2005. The increase primarily resulted from growth in the North American HVAC business (7%) and transport refrigeration business (1%), partially offset by the adverse impact of foreign currency translation (2%).

Carrier operating profits increased $52 million (34%) in the first quarter of 2006 compared to the same period of 2005. The operating profit improvement was generated principally by higher volumes and cost reductions, including benefits from previous restructuring actions, offset by manufacturing inefficiencies associated with the ramp up of 13 SEER production (net 29%). Lower restructuring charges (12%) were partially offset by increased commodity costs, net of pricing (3%), and the adverse impact of foreign currency translation (4%).

UTC Fire & Security - Revenues increased $348 million (46%) in the first quarter of 2006 compared to the same period of 2005 due largely to the acquisitions of Kidde and Lenel (combined 49%), and organic growth in the fire safety businesses (3%), offset partially by the adverse impact of foreign currency translation (6%).

Operating profits increased $26 million (67%) in the first quarter of 2006 compared to the same period of 2005. Acquisitions contributed $22 million (56%). Higher volumes, improved productivity and net cost reductions from previous restructuring actions, partially offset by the adverse impact of foreign currency translation contributed the remaining 11%.

Pratt & Whitney - Revenues increased $555 million (28%) in the first quarter of 2006 compared to the same period of 2005. This increase is primarily attributable to higher aftermarket services and commercial engine and spare parts revenues (10%), higher engine shipments at Pratt & Whitney Canada (8%), the acquisition of Rocketdyne (5%), and volume related increases at military aerospace and power systems (5%).

Operating profits increased $90 million (26%) in the first quarter of 2006, compared to the same period of 2005. Higher volumes, principally in commercial markets and aftermarket services (20%) and Pratt & Whitney Canada (10%), and a gain realized on the sale of a partnership interest in a small engine product line, were partially offset by increased research and development spending (12%) to comprise the majority of the growth.

Hamilton Sundstrand - Revenues increased $136 million (13%) in the first quarter of 2006 compared to the same period of 2005, principally due to growth across the aerospace (7%) and industrial (5%) businesses and the net impact of acquisitions and divestitures (3%). This growth was partially offset by the adverse impact of foreign currency translation (2%).

Hamilton Sundstrand’s operating profits increased $29 million (19%) in the first quarter of 2006 compared to the same period of 2005 due principally to the net impact of acquisitions and divestitures (13%) and volume improvements in both the industrial (12%) and aerospace (10%) businesses. This operating profit improvement was partially offset by the increase in research and development spending related to the Boeing 787 program (12%), and higher commodity costs (4%).

Sikorsky - Revenues decreased $93 million (15%) in the first quarter of 2006 compared to the same period of 2005. The previously noted strike by the union workforce at Sikorsky adversely impacted aircraft deliveries and spares and overhaul and repair volumes resulting in the decline in first quarter revenues. Acquisition revenues, primarily Keystone Helicopter Corporation, helped offset the absence of revenues from the Comanche and other development program efforts that existed in the first quarter of 2005.

Operating profits decreased $50 million (94%) in the first quarter of 2006 compared to the same period of 2005. Lower volume and incremental manufacturing costs resulting from the union strike (combined 57%) comprised the majority of the decrease. Higher research and development spending on new platforms (23%) and the loss of profits from termination of the Comanche program largely generated the balance of the decline.

Eliminations and other – Other income for the three months ended March 31, 2006 included a gain of approximately $25 million recognized on the sale of marketable securities, and the effects of lower hedging costs on our cash management activities. Other income in the first quarter of 2005 included a $32 million gain from the sale of a portion of marketable securities.

LIQUIDITY AND FINANCIAL CONDITION

Management assesses our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.

In Millions	March 31, 2006	December 31, 2005	March 31, 2005
Cash and cash equivalents	$2,417	$2,247	$1,963
Total debt	8,273	8,240	4,845
Net debt (total debt less cash and cash equivalents)	5,856	5,993	2,882
Shareowners’ equity	17,357	16,991	14,700
Total capitalization (debt plus equity)	25,630	25,231	19,545
Net capitalization (debt plus equity less cash and cash equivalents)	23,213	22,984	17,582
Debt to total capitalization	32%	33%	25%
Net debt to net capitalization	25%	26%	16%

Net cash flows provided by operating activities for the first three months of 2006 increased $129 million to $975 million compared to the same period in 2005. Net income growth of $117 million and $65 million of benefit from the absence of voluntary pension contributions in the first quarter of 2006 were offset by an unfavorable working capital impact of $70 million. The growth in working capital is primarily attributable to Carrier’s seasonal build of inventory based on strong demand, the strike impact at Sikorsky and generally strong revenue growth overall.

Cash used in investing activities was $327 million for the first three months of 2006 compared with $174 million for the same period of 2005. The increase reflects an increase in capital expenditures of $49 million and higher levels of customer financing of $138 million. While we expect that 2006 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,057 million and $880 million related to commercial aircraft at March 31, 2006 and December 31, 2005, respectively.

Net cash flows used in financing activities were $484 million for the first three months of 2006 compared with a use of $976 million in the same period of 2005. In the first quarter of 2005, we paid down $735 million of short-term debt in advance of the second quarter issuance of long-term debt. At March 31, 2006, we had $1.5 billion available under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. As of March 31, 2006, we had no borrowings under this revolving credit agreement. At March 31, 2006, we could issue up to $2 billion of additional debt and equity securities under a shelf registration statement on file with the Securities and Exchange Commission.

We repurchased $375 million of common stock, representing approximately 6.5 million shares, in the first three months of 2006 under an existing 60 million share repurchase program. At March 31, 2006, approximately 32.2 million shares remain available for repurchase under the program. We expect total share repurchases in 2006 to be approximately $1.5 billion and expect the total number of outstanding shares to decrease during the year. However, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs.

On April 12, 2006, the Board of Directors approved a 20% increase in our dividend payable in the second quarter of 2006 to $0.265 per share. We paid dividends of $0.22 per share in the first quarter of 2006 totaling $207 million.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. During the first three months of 2006, we did not make any voluntary contributions to our global pension plans; however, we expect total voluntary cash contributions to our global pension plans in 2006 to be approximately $500 million.

We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have, and will continue to, transfer cash from those subsidiaries to the parent and to other international subsidiaries when it is cost effective to do so.

We believe that existing sources of liquidity are adequate to meet anticipated borrowing needs at comparable risk-based interest rates for the foreseeable future. The extent and timing of acquisition spending can cause variations in our debt to capital levels. Our level of debt to total capitalization has decreased slightly to 32% at March 31, 2006 after increasing during 2005 as a result of funding acquisition spending. Management believes that our existing cash position and other sources of liquidity are sufficient to satisfy our various cash flow requirements, including further acquisition spending, continued common stock repurchases and pension funding as needed.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2005 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations in compliance with the Securities and Exchange Commission’s final ruling on the “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” There have been no material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business since December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2006. For discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report incorporated by reference in Form 10-K for the calendar year 2005.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the President and Chief Operating Officer, the Vice President, Accounting and Control and the Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Control and our Vice President, Finance have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Control and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the first three months of 2006, we invested approximately $130 million, including debt assumed, in the acquisition of businesses. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into these recently acquired businesses.

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities” and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Continuing Operations,” “Liquidity and Financial Condition” and in the section titled “Risk Factors”. Our Annual Report on Form 10-K for the calendar year 2005 also includes important information as to these risk factors in the “Business” section under the headings “Description of Business by Segment”, “Other Matters Relating to our Business as a Whole”, “Risk Factors” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2005 Annual Report to Shareowners in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

Part II – Other Information

Item 1. Legal Proceedings

On March 31, 2006, the United States Environmental Protection Agency (EPA), issued an Administrative Complaint (Complaint) to Sikorsky Aircraft Corporation for alleged violations of certain of the agency’s Stratospheric Ozone Protection and Hazardous Air Pollutant regulations. The complaint proposes a total monetary penalty for Sikorsky’s alleged violations of $325,348 and allows Sikorsky to explore with the EPA the possibility of a settlement of these alleged violations. Sikorsky is evaluating the Complaint and intends to explore with the EPA the possibility of a settlement.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for 2005.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in our Form 10-K for 2005 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2005 Annual Report and in this Form 10-Q.

Our Financial Performance Is Dependent on the Conditions of the Aerospace and Construction Industries

The results of our commercial and military aerospace businesses, which generated 36 percent of our revenues in 2005, are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2006, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements to new engines that increase reliability. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

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

Our Business May Be Affected by Government Contracting Risks

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigations (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the U.S. could result in civil or criminal penalties and suspension or termination of our export privileges.

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Foreign Currency Fluctuations and Changes in Local Government Regulation

We conduct our business on a global basis, with 61 percent of our total 2005 segment revenues derived from operations outside of the United States and from U.S. export sales. Fluctuations in exchange rates may affect product demand in export markets and affect reported profits of our non-U.S. operations (primarily the commercial businesses) where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements on non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations, and repatriation of earnings. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. For example, as a condition of sale or to the awarding of a contract, some international customers require us to agree to offset arrangements, which may include in-country purchases, manufacturing and financial support arrangements. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements. In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, Russia and South Africa, which carry high levels of currency, political and economic risk. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

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

We Are Subject to Litigation That Could Adversely Affect Our Operating Results

Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Item 3 “Legal Proceedings” in our Form 10-K for calendar year 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2006	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
January 1 – January 31	360	$56.55	357	38,303
February 1 – February 28	1,596	57.22	1,569	36,734
March 1 – March 31	4,523	58.43	4,523	32,211

Total	6,479	$58.03	6,449

In March 2005, we announced that the Board of Directors authorized the repurchase of up to 30 million shares of our common stock. In April 2005, we announced that the Board of Directors increased the authorized repurchase to 60 million shares to reflect the impact of a 2-for-1 stock split issued in the second quarter of 2005. Shares may be purchased on the open market, in privately negotiated transactions, or both. We may also acquire shares outside of the program in connection with stock swap exercises of employee stock options and the surrender of shares to cover taxes on vesting of restricted stock. Approximately 30,000 shares were repurchased in these transactions outside the program during the quarter.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareowners on April 12, 2006. As of February 14, 2006, the record date for the meeting, 1,015,002,366 shares of UTC Common Stock were issued and outstanding. A quorum of 857,040,563 shares of Common Stock were present or represented at the meeting.

The following individuals were nominated and elected to serve as directors:

Louis R. Chênevert, George David, John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Harold McGraw III, Frank P. Popoff, H. Patrick Swygert, André Villeneuve, Harold A. Wagner and Christine Todd Whitman.

The Shareowners voted as follows on the following matters:

1)	Election of Directors. The voting results for each of the nominees were as follows:

Election of Directors	Votes For	Votes Withheld
Louis R. Chênevert	838,972,467	18,068,096
George David	837,468,044	19,572,519
John V. Faraci	844,278,380	12,762,183
Jean-Pierre Garnier	845,289,799	11,750,764
Jamie S. Gorelick	844,050,827	12,989,736
Charles R. Lee	836,312,769	20,727,794
Richard D. McCormick	843,816,366	13,224,197
Harold McGraw III	844,337,397	12,703,166
Frank P. Popoff	842,307,827	14,732,736
H. Patrick Swygert	844,007,669	13,032,894
André Villeneuve	844,244,059	12,796,504
Harold A. Wagner	836,676,593	20,363,970
Christine Todd Whitman	841,318,233	15,722,330

2)	A proposal of the Audit Committee and the Board of Directors to re-appoint PricewaterhouseCoopers LLP to serve as Independent Auditor. A total of 832,941,939 shares were voted for and 13,504,973 shares were voted against this proposal. The holders of 10,593,651 votes abstained from voting.

3)	A proposal of the Board of Directors to amend our Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 2,000,000,000 to 4,000,000,000 shares. A total of 678,985,903 shares were voted for and 167,354,622 shares were voted against this proposal. The holders of 10,700,038 votes abstained from voting.

4)	A shareowner proposal recommending that the Board of Directors take the necessary steps so that future outside directors do not serve for more than six years. A total of 28,783,555 shares were voted for and 725,990,012 shares were voted against this proposal. The holders of 12,447,355 votes abstained from voting and there were 89,819,641 broker non-votes.

5)	A shareowner proposal recommending that the Board of Directors, within six months of the annual meeting of shareholders, provide a comprehensive report to shareholders of UTC’s foreign sales and weapons-related products and services. A total of 45,321,242 shares were voted for and 645,821,982 shares were voted against this proposal. The holders of 76,077,698 votes abstained from voting and there were 89,819,641 broker non-votes.

Item 6. Exhibits

(3(ii))	Bylaws of United Technologies Corporation, as amended and restated effective February 6, 2006, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed February 8, 2006.

(10.1)	United Technologies Executive Leadership Group Agreement, as amended, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

(10.2)	Form of agreement for Executive Leadership Group Restricted Share Unit Retention awards to be granted under the United Technologies Corporation 2005 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

(10.3)	Schedule of Terms for Executive Leadership Group Restricted Share Unit Awards to be granted under the United Technologies Corporation 2005 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

(10.4)	United Technologies Corporation Board of Directors 2006 Retainer Election Payment Form, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission File number 1-812) filed April 18, 2006.

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: April 21, 2006	by:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: April 21, 2006	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Control;
Controller

Dated: April 21, 2006	by:	/s/ William H. Trachsel
William H. Trachsel
Senior Vice President and General Counsel

EXHIBIT INDEX

(3(ii))	Bylaws of United Technologies Corporation, as amended and restated effective February 6, 2006, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed February 8, 2006.

(10.1)	United Technologies Executive Leadership Group Agreement, as amended, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

(10.2)	Form of agreement for Executive Leadership Group Restricted Share Unit Retention awards to be granted under the United Technologies Corporation 2005 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

(10.3)	Schedule of Terms for Executive Leadership Group Restricted Share Unit Awards to be granted under the United Technologies Corporation 2005 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

(10.4)	United Technologies Corporation Board of Directors 2006 Retainer Election Payment Form, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2006.

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.