Form 10-Q
period 2006-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2006-07-21
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At June 30, 2006 there were 1,011,429,722 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2006

“We”, “Us”, “Our” and “UTC”, unless the context otherwise requires, means United Technologies Corporation and its subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,
In Millions (except per share amounts)	2006	2005
Revenues:
Product sales	$8,948	$8,037
Service sales	3,098	2,937
Financing revenues and other income, net	218	178

	12,264	11,152

Costs and expenses:
Cost of products sold	6,628	6,053
Cost of services sold	2,147	1,937
Research and development	370	318
Selling, general and administrative	1,378	1,355

Operating Profit	1,741	1,489

Interest	155	120

Income before income taxes and minority interests	1,586	1,369
Income tax expense	(415)	(326)
Minority interests	(68)	(72)

Net income	$1,103	$971

Earnings per share of Common Stock:
Basic	$1.12	$.98
Diluted	$1.09	$.95

Dividends per share of Common Stock	$.27	$.22

Average number of shares outstanding:
Basic	983	995
Diluted	1,009	1,018

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
In Millions (except per share amounts)	2006	2005
Revenues:
Product sales	$16,431	$14,621
Service sales	6,061	5,662
Financing revenues and other income, net	387	276

	22,879	20,559

Costs and expenses:
Cost of products sold	12,301	11,108
Cost of services sold	4,124	3,697
Research and development	739	609
Selling, general and administrative	2,692	2,568

Operating Profit	3,023	2,577

Interest	297	220

Income before income taxes and minority interests	2,726	2,357
Income tax expense	(734)	(603)
Minority interests	(121)	(132)

Net income	$1,871	$1,622

Earnings per share of Common Stock:
Basic	$1.90	$1.63
Diluted	$1.85	$1.59

Dividends per share of Common Stock	$.49	$.44

Average number of shares outstanding:
Basic	984	994
Diluted	1,009	1,017

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In Millions	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$2,883	$2,247
Accounts receivable, net	7,810	7,240
Inventories and contracts in progress, net	6,856	5,659
Future income tax benefits	1,372	1,427
Other current assets	700	633

Total Current Assets	19,621	17,206

Customer financing assets	1,225	1,152
Future income tax benefits	843	719

Fixed assets	13,555	13,328
Less: Accumulated depreciation	(7,969)	(7,705)

Net Fixed Assets	5,586	5,623

Goodwill	13,492	13,007
Intangible assets	3,114	3,059
Other assets	5,285	5,159

Total Assets	$49,166	$45,925

Liabilities and Shareowners’ Equity
Short-term borrowings	$1,011	$1,612
Accounts payable	4,340	3,820
Accrued liabilities	9,699	9,220
Long-term debt currently due	687	693

Total Current Liabilities	15,737	15,345

Long-term debt	7,061	5,935
Future pension and postretirement benefit obligations	2,939	2,813
Other long-term liabilities	4,152	4,063

Total Liabilities	29,889	28,156

Minority interest in subsidiary companies	829	778

Shareowners’ Equity:
Common Stock	9,297	8,793
Treasury Stock	(8,101)	(7,418)
Retained earnings	17,432	16,051
Unearned ESOP shares	(233)	(241)
Accumulated other non-shareowners’ changes in equity	53	(194)

Total Shareowners’ Equity	18,448	16,991

Total Liabilities and Shareowners’ Equity	$49,166	$45,925

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
In Millions	2006	2005
Operating Activities:
Net income	$1,871	$1,622
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	520	463
Deferred income tax provision	(1)	122
Minority interests in subsidiaries’ earnings	121	132
Stock compensation cost	91	71
Change in:
Accounts receivable	(423)	(948)
Inventories and contracts in progress	(1,100)	(542)
Accounts payable and accrued liabilities	845	1,277
Other current assets	(63)	(13)
Voluntary contributions to global pension plans	—	(165)
Other, net	(74)	15

Net cash flows provided by operating activities	1,787	2,034

Investing Activities:
Capital expenditures	(419)	(335)
Investments in businesses	(372)	(2,666)
Dispositions of businesses	215	305
Increase in customer financing assets, net	(99)	(44)
Other, net	15	14

Net cash flows used in investing activities	(660)	(2,726)

Financing Activities:
Issuance of long-term debt, net	1,087	1,901
Decrease in short-term borrowings, net	(640)	(831)
Common Stock issued under employee stock plans	215	162
Dividends paid on Common Stock	(456)	(417)
Repurchase of Common Stock	(750)	(375)
Other, net	23	(5)

Net cash flows (used in) provided by financing activities	(521)	435

Effect of foreign exchange rate changes on Cash and cash equivalents	30	(23)

Net increase (decrease) in Cash and cash equivalents	636	(280)

Cash and cash equivalents, beginning of year	2,247	2,265

Cash and cash equivalents, end of period	$2,883	$1,985

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at June 30, 2006 and for the quarters and six months ended June 30, 2006 and 2005 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report incorporated by reference in our Form 10-K for calendar year 2005.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. During the first six months of 2006, our investment in businesses was approximately $380 million, including debt assumed, and consisted largely of a number of smaller acquisitions by our commercial businesses including the acquisition of Sensitech, Inc. by Carrier for $130 million. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method beginning on the effective date of the acquisition. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities and relocation of employees and other restructuring activities.

Goodwill. Changes in our goodwill balances for the first six months of 2006 were as follows:

In Millions	Balance as of January 1, 2006	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of June 30, 2006
Otis	$1,165	$1	$70	$1,236
Carrier	2,384	66	28	2,478
UTC Fire & Security	3,920	128	83	4,131
Pratt & Whitney	928	19	(2)	945
Hamilton Sundstrand	4,361	21	29	4,411
Sikorsky	161	42	—	203

Total Segments	12,919	277	208	13,404

Eliminations & Other	88	—	—	88

Total	$13,007	$277	$208	$13,492

Included in the goodwill increase of $485 million during the six months ended June 30, 2006 is the impact of changes in foreign currency exchange rates on goodwill and the finalization of purchase accounting, which includes approximately $110 million of Kidde restructuring costs.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2006		December 31, 2005
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable:
Purchased service contracts	$1,225	$(445)	$1,126	$(392)
Patents and trademarks	334	(65)	315	(58)
Other, principally customer relationships	1,721	(337)	1,631	(248)

	3,280	(847)	3,072	(698)

Unamortizable:
Trademarks	681	—	685	—

Totals	$3,961	$(847)	$3,757	$(698)

Amortization of intangible assets for the quarter and six months ended June 30, 2006 was $65 million and $132 million, respectively, compared with $47 million and $85 million for the same periods of 2005. Amortization of these intangible assets for 2006 through 2010 is expected to approximate $225 million per year.

Note 2: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions except per share amounts)	2006	2005	2006	2005
Net income	$1,103	$971	$1,871	$1,622

Average shares:
Basic	983	995	984	994
Stock awards	26	23	25	23

Diluted	1,009	1,018	1,009	1,017

Earnings per share of Common Stock:
Basic	$1.12	$.98	$1.90	$1.63
Diluted	$1.09	$.95	$1.85	$1.59

Average shares and earnings per share for 2005 have been adjusted to reflect the impact of a 2-for-1 stock split effected in the second quarter of 2005.

Note 3: Inventories and Contracts in Progress

Inventories consist of the following:

In Millions	June 30, 2006	December 31, 2005
Raw materials	$1,003	$1,000
Work-in-process	2,580	1,752
Finished goods	3,054	2,640
Contracts in progress	3,320	2,971

	9,957	8,363
Less:
Progress payments, secured by lien, on U.S. Government contracts	(283)	(133)
Billings on contracts in progress	(2,818)	(2,571)

	$6,856	$5,659

Note 4: Borrowings and Lines of Credit

In May 2006, we issued $1.1 billion of long-term debt, the proceeds of which were used to repay commercial paper borrowings. We generally use our commercial paper borrowings for general corporate purposes including financing acquisitions and the repurchase of our stock. The long-term debt issued in May 2006 is comprised of two series of notes as follows:

Principal – In Millions	Interest Rate	Maturity
$600	6.05%	June 1, 2036
$500	LIBOR+.07%	June 1, 2009

We may redeem the notes due in 2009, in whole or in part, at any time after June 1, 2007 at a redemption price in U.S. dollars equal to 100% of the principal amount, plus interest accrued.

At June 30, 2006, we had credit commitments from banks totaling $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. There were no borrowings under this revolving credit agreement as of June 30, 2006.

At June 30, 2006, we could issue additional debt and equity securities of up to $900 million under a shelf registration statement on file with the Securities and Exchange Commission.

Note 5: Income Taxes

In the second quarter of 2006, the U.S. Congress Joint Committee on Taxation completed its review of a settlement we reached with the Appeals Division of the Internal Revenue Service (IRS) with respect to a dispute related to the 1999 disposition of a business segment which arose from the IRS examination of tax years 1994 through 1999. The settlement resulted in an approximately $35 million reduction in tax expense and approximately $60 million of pretax interest income in the second quarter of 2006. Also, we expect that the IRS examination of our tax years 2000 through 2003 will be completed in 2007. We believe that adequate provision has been made for any potential financial statement impact arising from that examination.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Contributions to these plans during the quarter and six months ended June 30, 2006 and 2005 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2006	2005	2006	2005
Defined Benefit Plans:
Voluntary	$—	$100	$—	$165
Mandatory	22	26	39	41

Total Defined Benefit Plans	$22	$126	$39	$206

Defined Contribution Plans	$48	$37	$102	$76

We also contributed $150 million and $157 million of stock to our defined benefit plan in the second quarter of 2006 and 2005, respectively.

The following table illustrates the components of net periodic benefit cost for our pension and other post retirement benefits:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
In Millions	2006	2005	2006	2005
Service cost	$110	$90	$2	$2
Interest cost	281	270	14	14
Expected return on plan assets	(352)	(328)	(1)	(1)
Amortization	10	8	(6)	(7)
Recognized actuarial net loss	81	59	—	0

	130	99	9	8
Net settlement and curtailment loss	4	6	—	6

Total net periodic benefit cost	$134	$105	$9	$14

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
In Millions	2006	2005	2006	2005
Service cost	$218	$180	$4	$4
Interest cost	560	540	28	28
Expected return on plan assets	(704)	(656)	(2)	(2)
Amortization	18	16	(12)	(14)
Recognized actuarial net loss	162	119	—	0

	254	199	18	16
Net settlement and curtailment loss	6	8	—	6

Total net periodic benefit cost	$260	$207	$18	$22

Note 7: Restructuring and Related Costs

During the first six months of 2006, we recorded net pre-tax restructuring and related charges in our business segments totaling $113 million for new and ongoing restructuring actions as follows: Otis $8 million, Carrier $32 million, UTC Fire & Security $14 million, Pratt & Whitney $23 million, Hamilton Sundstrand $17 million and Sikorsky $19 million. The charges included $71 million in cost of sales and $42 million in selling, general and administrative expenses. As described below, these charges principally relate to actions initiated during 2006 and 2005.

2006 Actions. During the first six months of 2006, we initiated restructuring actions relating to ongoing cost reduction efforts, including selling, general and administrative reductions principally at Carrier, Sikorsky, and UTC Fire and Security, and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges totaling $75 million, including $36 million in cost of sales and $39 million in selling, general and administrative expenses.

As of June 30, 2006, net workforce reductions of approximately 300 employees of an expected 2,000 employees have been completed, and 280,000 net square feet of facilities is expected to be exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion through the second half of 2006.

The following table summarizes the accrual balances and utilization by cost type for the 2006 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2006	$3	$—	$—	$3
Net pre-tax restructuring charges	58	4	5	67
Utilization	(13)	(4)	(3)	(20)

Balance at June 30, 2006	$48	$—	$2	$50

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$98	$5	$23	$126
Costs incurred – quarter ended March 31, 2006	(7)	—	(1)	(8)
Costs incurred – quarter ended June 30, 2006	(58)	(4)	(5)	(67)

Remaining costs at June 30, 2006	$33	$1	$17	$51

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by segment:

In Millions	Expected Costs	Costs incurred – Quarter ended March 31, 2006	Costs incurred – Quarter ended June 30, 2006	Remaining Costs at June 30, 2006
Otis	$8	$(2)	$(5)	$1
Carrier	57	(3)	(25)	29
UTC Fire & Security	21	(1)	(11)	9
Pratt & Whitney	9	(2)	(5)	2
Hamilton Sundstrand	8	—	(2)	6
Sikorsky	23	—	(19)	4

Total	$126	$(8)	$(67)	$51

2005 Actions. During the first six months of 2006, we recorded net pre-tax restructuring and related charges in our business segments totaling $32 million for restructuring actions initiated in 2005, including $29 million in cost of sales and $3 million in selling, general and administrative expenses. The 2005 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities.

As of June 30, 2006, net workforce reductions of approximately 2,100 employees of an expected 2,900 employees have been completed, and 377,000 net square feet of facilities of an expected 1.3 million net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2006.

The following table summarizes the accrual balances and utilization by cost type for the 2005 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2006	$52	$—	$8	$60
Net pre-tax restructuring charges	5	—	10	15
Utilization	(20)	—	(7)	(27)

Balance at June 30, 2006	$37	$—	$11	$48

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$146	$36	$82	$264
Costs incurred through December 31, 2005	(134)	(30)	(15)	(179)
Costs incurred – quarter ended March 31, 2006	(4)	(6)	(7)	(17)
Costs incurred – quarter ended June 30, 2006	(5)	—	(10)	(15)

Remaining costs at June 30, 2006	$3	$—	$50	$53

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by segment:

In Millions	Expected Costs	Costs Incurred Through December 31, 2005	Costs Incurred – Quarter Ended March 31, 2006	Costs Incurred – Quarter Ended June 30, 2006	Remaining Costs at June 30, 2006
Otis	$55	$(52)	$—	$(1)	$2
Carrier	66	(63)	(2)	—	1
UTC Fire & Security	23	(21)	(1)	(1)	—
Pratt & Whitney	51	(9)	(10)	(6)	26
Hamilton Sundstrand	60	(25)	(4)	(7)	24
Sikorsky	3	(3)	—	—	—
Eliminations & Other	6	(6)	—	—	—

Total	$264	$(179)	$(17)	$(15)	$53

Note 8: Derivative Instruments and Hedging Activities

We use derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, commodity and interest rate exposures. We view derivative instruments as risk management tools and do not use them for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

At June 30, 2006 and December 31, 2005, the fair value of derivatives recorded as assets was $193 million and $150 million, respectively, and the fair value of derivatives recorded as liabilities was $70 million and $56 million, respectively. Of the amount recorded in shareowners’ equity, a $102 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended June 30, 2006 were not significant. All open derivative contracts accounted for as cash flow hedges mature by December 2010.

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters and six months ended June 30, 2006 and 2005 is provided below.

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2006	2005	2006	2005
Shareowners’ Equity, beginning of period	$17,357	$14,700	$16,991	$14,266
Common Stock issued under employee plans	227	157	416	339
Common Stock repurchased	(375)	(260)	(750)	(375)
Common Stock contributed to pension plans	150	157	150	157
Dividends paid on Common Stock	(249)	(209)	(456)	(417)
Dividends paid on ESOP Common Stock	(10)	(11)	(21)	(21)
Non-shareowners’ Changes in Equity:
Net income	1,103	971	1,871	1,622
Foreign currency translation, net	257	(154)	274	(200)
Decreases in unrealized holdings, net	(18)	(46)	(24)	(69)
Cash flow hedging (income) loss, net	6	(31)	(3)	(28)

Shareowners’ Equity, end of period	$18,448	$15,274	$18,448	$15,274

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2005.

The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2006 and 2005 are as follows:

In Millions	2006	2005
Balance as of January 1	$1,183	$1,185
Warranties and performance guarantees issued	263	235
Settlements made	(194)	(213)
Other	9	—

Balance as of June 30	$1,261	$1,207

Note 11: Contingent Liabilities

Summarized below are the matters previously described in Notes 1 and 15 of the Notes to the Consolidated Financial Statements in our Annual Report, incorporated by reference in our Form 10-K for calendar year 2005.

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

As previously reported, we have been in litigation with the Department of Defense (DoD) as to whether Pratt & Whitney’s government cost accounting practices for engine parts produced by foreign companies under commercial engine collaboration programs since 1984 were acceptable. In 2001, the Armed Services Board of Contract Appeals (ASBCA) ruled in our favor, but the U.S. Court of Appeals for the Federal Circuit reversed in 2003 and remanded the case to the ASBCA to determine the appropriate accounting. The U.S. Supreme Court declined to review that decision. In November 2003, the DoD supplemented its claim to add damages and interest for the period after 1996, bringing DoD’s claim to approximately $367 million in damages through 2002 and approximately $388 million in interest through 2001. Our appeal of this supplemental claim was consolidated with the original matter. On June 5, 2006, we entered into an agreement with the DoD to pay $283 million in settlement of this litigation. We paid the entire settlement amount in July 2006.

In addition, and as previously disclosed, the U.S. Department of Justice (DoJ) sued us in 1999 under the civil False Claims Act and other theories related to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine. The DoJ alleges that the U.S. Government overpaid for engines because Pratt & Whitney inflated certain costs and withheld data. The U.S. Government claims damages of $624 million. We deny any liability, believe this estimate of damages is substantially overstated, and are vigorously defending the matter. Trial of this matter was completed in December 2004 and a decision is expected in 2006. Should the U.S. Government ultimately prevail with respect to the forgoing government contracting matter, the outcome could result in a material effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. However, we believe that the resolution of this matter will not have a material adverse effect on our results of operations, competitive position, cash flows or financial condition.

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

Results for the quarters and six months ended June 30, 2006 and 2005 are as follows:

Quarter Ended June 30,	Revenues		Operating Profits		Operating Profit Margin
In Millions	2006	2005	2006	2005	2006	2005
Otis	$2,529	$2,415	$472	$422	18.7%	17.5%
Carrier	3,751	3,413	410	393	10.9%	11.5%
UTC Fire & Security	1,167	1,162	65	53	5.6%	4.6%
Pratt & Whitney	2,727	2,273	535	368	19.6%	16.2%
Hamilton Sundstrand	1,281	1,126	212	170	16.5%	15.1%
Sikorsky	767	704	42	63	5.5%	8.9%

Total segment	12,222	11,093	1,736	1,469	14.2%	13.2%
Eliminations and other	42	59	84	102
General corporate expenses	—	—	(79)	(82)

Consolidated	$12,264	$11,152	$1,741	$1,489	14.2%	13.4%

Six Months Ended June 30,	Revenues		Operating Profits		Operating Profit Margin
In Millions	2006	2005	2006	2005	2006	2005
Otis	$4,877	$4,737	$911	$844	18.7%	17.8%
Carrier	6,655	6,118	614	545	9.2%	8.9%
UTC Fire & Security	2,279	1,926	130	92	5.7%	4.8%
Pratt & Whitney	5,295	4,286	965	708	18.2%	16.5%
Hamilton Sundstrand	2,445	2,154	393	322	16.1%	14.9%
Sikorsky	1,279	1,309	45	116	3.5%	8.9%

Total segment	22,830	20,530	3,058	2,627	13.4%	12.8%
Eliminations and other	49	29	129	113
General corporate expenses	—	—	(164)	(163)

Consolidated	$22,879	$20,559	$3,023	$2,577	13.2%	12.5%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under collaboration agreements are recorded as earned and collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended June 30, 2006 and 2005 was approximately $207 million and $176 million, respectively. For the six months ended June 30, 2006 and 2005, the approximate collaborator share of revenue was $391 million and $312 million, respectively.

Note 13: Accounting Pronouncements

In September 2005, the Financial Accounting Standards Board (FASB) issued a Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, “Earnings per Share”. The proposed statement is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that if adopted in its current form it would not have a significant impact on the computation of our earnings per share.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

With respect to the unaudited condensed consolidated financial information of UTC for the quarter and six months ended June 30, 2006 and 2005, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 21, 2006, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of June 30, 2006, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. This interim financial information is the responsibility of the Corporation’s management.

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

July 21, 2006

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

General

As worldwide businesses, our operations are affected by global and regional industrial, economic and political factors. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or the economy of any single country on our consolidated results. As part of our globalization strategy, we invest in many emerging markets (including China and India) which now comprise approximately one quarter of our consolidated revenues.

Strong commercial aerospace aftermarket volume, augmented by the continuation of generally positive global economic conditions that were seen in 2005, generated organic revenue growth of 8% in the second quarter of 2006 consistent with the 9% realized in the first quarter. Acquisitions completed in 2005, including Rocketdyne Propulsion & Power, added an additional 2% to the revenue growth. During the second quarter of 2006, the impact of foreign currency translation was not significant.

The increase in revenue was accompanied by a 17% increase in operating profit in the second quarter of 2006 as compared with the same period in 2005. The improvement in operating profit included an approximately $80 million benefit realized on the settlement of a claim by the Department of Defense (DoD) regarding Pratt & Whitney’s cost accounting practices for engine parts on commercial engine collaboration programs. As discussed more fully in Item 1 “Legal Proceedings”, we entered into an agreement with the DoD to pay $283 million in settlement of this claim and paid the entire settlement amount in July 2006. Previously recorded reserves related to this matter were in excess of the final settlement amount, resulting in the favorable profit impact for the quarter. Operating profit also included approximately $60 million of pretax interest income associated with the final settlement by the U.S. Congress Joint Committee on Taxation of a disputed issue related to the 1994 to 1999 U.S. Federal tax audits.

The strong commercial aerospace aftermarket volume and operational efficiencies, including savings from previously initiated restructuring actions and continued cost containment, helped to partially offset the residual effects of the first quarter 2006 Sikorsky strike, as well as higher research and development spending and the adverse impact of higher commodity and energy costs. Increases in energy and certain commodity prices seen over the last two years have continued, with a resulting adverse impact on year-to-date earnings, and are expected to have an aggregate adverse impact on earnings for the year. After a partial recovery through pricing, the net impact to earnings for the six months ended June 30, 2006 was approximately $100 million. The net impact to the full year is expected to be approximately $200 million.

As noted in the prior Quarterly Report on Form 10-Q, the union workforce at Sikorsky’s Connecticut and Florida facilities rejected Sikorsky’s proposal for a new union contract and elected to strike in February 2006. Subsequently, the union workforce ratified Sikorsky’s proposal for a new contract effective April 3, 2006 and the strike action ceased. Although manufacturing efforts continued to some extent during the strike, the effects of the strike had an adverse impact on operating results due to lower volumes and higher than average manufacturing costs. As expected, the strike related impact continued to adversely affect operating results in the second quarter of 2006 by approximately $.02 per share, as manufacturing operations ramped up to full production levels.

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

Strong revenue growth from the commercial heating, ventilating and air conditioning (HVAC) business and a shift in the U.S. residential market to higher value 13 SEER product, more than offset softness in the European residential markets to generate organic growth of 8% for Carrier in the second quarter of 2006 as compared with the same period in 2005. Consistent with the first quarter of 2006, volume growth within transport refrigeration was generated primarily in the truck/trailer refrigeration business.

As noted above, certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather. Carrier customarily offers its customers incentives to purchase products in anticipation of the selling season to ensure adequate supply of products in the distribution channel. Average inventory levels in the North American and European HVAC distribution channels at year end 2005 were higher than market averages due in part to a weaker than anticipated selling season in Europe in both 2004 and 2005, higher customer orders in advance of changes in U.S. energy efficiency standards, and factory shutdowns required to prepare for these new standards. Distribution inventory levels have since improved in both North America and Europe, and are lower than the prior year.

Within the Otis segment, organic revenue growth of 4% in the second quarter and first six months of 2006 was aided by a strong opening backlog, particularly in North America, Europe and China. Revenues increased in all regions with strength in China largely offset by continued weakness in Korea and Japan. New equipment orders remained strong in the second quarter and first six months of 2006, with double digit growth in North America and China, partially offset by declining orders in Korea. Prices remain under significant pressure in Korea, China and Japan.

UTC Fire & Security’s revenues were essentially flat as revenues from organic growth in Asia and North America were offset by weakness in Europe. Revenue growth was also impacted as the result of a strategic focus on exiting low margin businesses in various regions.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. Revenue passenger miles (RPMs), U.S. government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses. The strong production levels at airframe manufacturers, as well as the continued high usage of aircraft, as evidenced by the growth in RPMs, are supporting the commercial aerospace growth year-to-date. Commercial aftermarket volumes at both Pratt & Whitney and Hamilton Sundstrand were strong in the first half of 2006. Space revenues, including those from the acquisition of Rocketdyne, have increased, while other military revenues across the aerospace businesses remained largely flat. Increased revenues from development efforts were offset by declines in military aftermarket volumes. Positive global economic conditions and government military spending are helping to drive helicopter demand. Helicopter deliveries significantly improved following the resumption of full production after the settlement of the previously mentioned Sikorsky strike. Overall economic conditions are also affecting the cost and availability of raw materials as industry demand outpaces current capacity. The availability and pricing of these materials will continue to affect aerospace performance and could have a further adverse impact on future performance depending on market conditions.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first six months of 2006 we invested approximately $380 million in acquisitions across our businesses, including debt assumed, and recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. Acquisitions in the first six months of 2006 have consisted largely of a number of smaller acquisitions in our commercial businesses including the acquisition of Sensitech, Inc. by Carrier for $130 million. We also recorded approximately $110 million of Kidde restructuring costs through purchase accounting during the first six months of 2006 related to the finalization of plans for the consolidation of facilities and relocation of employees. As a result of acquisition activity, the finalization of purchase accounting and the effect of changes in foreign exchange rates, goodwill increased $485 million. We continue to expect to invest approximately $2 billion in acquisitions for 2006 although this will depend upon the timing and availability of appropriate acquisition opportunities.

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

Continued commercial airline financial distress, global economic conditions, changes in raw material, energy and commodity prices, interest rates and foreign currency exchange rates create uncertainties that could impact our earnings outlook for the remainder of 2006.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our Annual Report, incorporated by reference in our Form 10-K for the calendar year 2005, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of 2006.

We have exposures related to tax filings in the ordinary course of business and periodically assess our liabilities and contingencies for all years under audit based upon the latest information available. For those matters where it is probable that an adjustment will be asserted, we have recorded our best estimate of tax liability (including related interest charges) in our Consolidated Financial Statements. In the second quarter of 2006, the U.S. Congress Joint Committee on Taxation completed its review of a settlement we reached with the IRS with respect to a dispute related to the 1999 disposition of a business segment, as discussed further in Note 5 “Income Taxes” and in the “Results of Continuing Operations” discussion below.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter ended June 30,			Six Months Ended June 30,
In Millions	2006	2005	% change	2006	2005	% change
Sales	$12,046	$10,974	9.8%	$22,492	$20,283	10.9%
Financing revenues and other income, net	218	178	22.5%	387	276	40.2%

Total Revenues	$12,264	$11,152	10.0%	$22,879	$20,559	11.3%

Revenue growth in the second quarter of 2006 includes organic growth of 8% and revenue contributed from acquisitions of 2%. Foreign currency translation did not have a significant impact on revenues in the quarter. Acquisition revenues largely reflect contributions from the 2005 acquisition of Rocketdyne. As discussed above in the “Business Overview” section, the organic revenue growth results principally from strength in the commercial aerospace aftermarket and generally favorable economic conditions.

The six month revenue increase of 11% consists of organic growth of 8% and revenue from acquisitions of 4%, net of a 1% unfavorable impact of foreign currency translation incurred in the first quarter of 2006. As with the second quarter growth, the six month revenue growth is due largely to the strength in the commercial aerospace aftermarket and generally favorable global economic conditions.

Other income in the second quarter of both 2006 and 2005, included pretax interest income of approximately $60 million associated primarily with the final 1994-1999 settlement with the Appeals Division of the IRS, and $45 million associated with the re-evaluation of tax liabilities and contingencies upon completion by the Examination Division of the IRS of its review of 1994 through 1999, respectively. The remainder of the $40 million increase in net financing revenues and other income in the second quarter of 2006 resulted primarily from increased royalties, interest and joint venture income, in addition to lower hedging costs associated with our cash management activities. This was partially offset by lower gains realized in the second quarter of 2006 as compared with the same period in 2005 on the sale of certain marketable securities and non-core assets.

In addition to the second quarter activity noted above, other income in the first six months of 2006 also included a $25 million gain realized on Pratt & Whitney Canada’s sale of an interest in a newly formed partnership designed to expand share in the commercial turboshaft engine market.

Gross Margin

	Quarter ended June 30,		Six Months ended June 30,
In Millions	2006	2005	2006	2005
Gross margin	$3,271	$2,984	$6,067	$5,478
Percentage of sales	27.2%	27.2%	27.0%	27.0%

Gross margin increases for the second quarter and for the first six months of 2006 resulted from higher commercial aerospace aftermarket volume, savings from previously initiated restructuring actions, and net operational efficiencies. In addition, we received a benefit from the approximately $80 million reserve reversal on the settlement of the Department of Defense claim against Pratt & Whitney related to cost accounting practices for commercial engine parts on collaboration programs. Offsetting these gross margin improvements were the effects of the first quarter strike at Sikorsky and the subsequent ramp up to full production in the second quarter, as well as supplier issues and manufacturing inefficiencies associated with the ramp up of 13 SEER production at Carrier, and increased commodity and energy costs which continued to have a net adverse impact on gross margin. After a partial recovery through pricing, the net impact to earnings was approximately $80 million (approximately 70 basis points) in the second quarter of 2006 and approximately $100 million (approximately 50 basis points) for the six months ended June 30, 2006.

Research and Development

	Quarter Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
In Millions	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Company-funded	$370	3.1%	$318	2.9%	$739	3.3%	$609	3.0%
Customer-funded	405	3.4%	373	3.4%	803	3.6%	754	3.7%

Total	$775	6.4%	$691	6.3%	$1,542	6.9%	$1,363	6.7%

Spending on the Boeing 787 program at Hamilton Sundstrand, new platform spending at Pratt & Whitney Canada for small engines, and Sikorsky’s spending on the H-92, S-76D and X2 demonstrator programs all contributed to the increase in company-funded research and development in the quarter and six months ended June 30, 2006 compared to the same periods in 2005.

Company-funded research and development spending for the full year 2006 is expected to increase more than $100 million from 2005 levels due to continued investment in new technology programs. Combined company and customer-funded research and development spending in 2006 is expected to approximate 2005 levels.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2006	2005	2006	2005
Total expenses	$1,378	$1,355	$2,692	$2,568
Percentage of sales	11.4%	12.3%	12.0%	12.7%

The increase in selling, general and administrative expenses for the quarter and six months ended June 30, 2006 compared to the same period of 2005 is due primarily to acquisitions and general increases across the businesses in support of higher volume. However, generally strong control of spending coupled with the significant growth in revenues has led to a 70 basis point reduction in year-to-date expenses as a percentage of sales.

Interest Expense

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2006	2005	2006	2005
Interest expenses	$155	$120	$297	$220

Interest expense for the quarter and six months ended June 30, 2006 has increased primarily as a result of the April 2005 issuance of long-term debt in connection with the acquisitions of Kidde, Rocketdyne and Lenel, higher average balances and interest rates on commercial paper borrowings, and the issuance of additional long-term debt in May, 2006. The average rate in the second quarter of 2006 of 6.3% is higher than that in the second quarter of 2005 of 6.1% due largely to the increase in commercial paper borrowing rates.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2006	2005	2006	2005
Effective tax rate	26.2%	23.8%	26.9%	25.6%

The effective tax rate for the second quarter of 2005 benefited from the favorable re-evaluation of liabilities and contingencies resulting from the completion of the IRS examination of tax years 1994 through 1999. The second quarter 2006 effective tax rate benefited from the 1994-1999 dispute settlement with IRS Appeals, but was adversely impacted by the tax effect on the previously noted settlement of the Pratt & Whitney collaboration matter. The effective tax rate for the remainder of the year is expected to approximate 28% absent any additional discrete activity.

Net Income

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2006	2005	2006	2005
Net income	$1,103	$971	$1,871	$1,622
Diluted earnings per share	$1.09	$.95	$1.85	$1.59

Foreign currency translation did not have a significant impact on earnings per share in the second quarter of 2006 as compared with a favorable contribution of $0.02 per share in the second quarter of 2005. For the six months ended June 30, 2006, foreign currency translation had an adverse impact on earnings of $0.02 per share versus a favorable contribution of $0.03 per share in the same period of 2005.

Restructuring and Related Costs

During the first six months of 2006, we recorded net pre-tax restructuring and related charges in the business segments totaling $113 million for new and ongoing restructuring actions as follows: Otis $8 million, Carrier $32 million, UTC Fire & Security $14 million, Pratt & Whitney $23 million, Hamilton Sundstrand $17 million and Sikorsky $19 million. The charges included $71 million in cost of sales and $42 million in selling, general and administrative expenses. As described below, these charges principally relate to actions initiated during 2006 and 2005.

2006 Actions During the first six months of 2006, we initiated restructuring actions relating to ongoing cost reduction efforts, including selling, general and administrative reductions, principally at Carrier, Sikorsky and UTC Fire and Security, and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges in the business segments totaling $75 million as follows: Otis $7 million, Carrier $28 million, UTC Fire & Security $12 million, Sikorsky $19 million, Pratt & Whitney $7 million and Hamilton Sundstrand $2 million. The charges included $36 million in cost of sales and $39 million in selling, general and administrative expenses. Those costs included $65 million for severance and related employee termination costs, $4 million for assets written off and $6 million for facility exit and lease termination costs.

We expect the 2006 actions to result in net workforce reductions of approximately 2,000 hourly and salaried employees, the exiting of approximately 280,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2006, we have completed net workforce reductions of approximately 300 employees. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2006. Approximately 75% of the total pre-tax charge will require cash payments, which we will primarily fund with cash generated from operations. During the first six months of 2006, we had pre-tax cash outflows of approximately $17 million related to the 2006 programs. We expect to incur additional restructuring and related charges of $51 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $85 million annually.

2005 Actions. During the first six months of 2006, we recorded net pre-tax restructuring and related charges of $32 million for actions initiated in 2005. The 2005 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded the charges for the first six months of 2006 in our segments as follows: Carrier $2 million, UTC Fire & Security $2 million, Pratt & Whitney $16 million, Otis $1 million and Hamilton Sundstrand $11 million. The charges included $29 million in cost of sales and $3 million in selling, general and administrative expenses. Those costs included $9 million for severance and related employee termination costs, $6 million for assets written off and $17 million for facility exit and lease termination costs.

We expect the 2005 actions to result in net workforce reductions of approximately 2,900 hourly and salaried employees, the exiting of approximately 1.3 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2006, we have completed net workforce reductions of approximately 2,100 employees and exited 377,000 net square feet of facilities. We target the majority of the remaining workforce and facility actions for completion during 2006. Approximately 65% of the total pre-tax charges will require cash payments, which we will primarily fund with cash generated from operations. During the first six months of 2006, we had pre-tax cash outflows of approximately $49 million related to the 2005 programs. We expect to incur additional restructuring and related charges of $53 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $115 million annually.

Additional 2006 Actions

We expect to incur approximately $67 million of additional restructuring costs in the remainder of 2006 related to previously announced restructuring actions. We expect to initiate additional restructuring actions during the remainder of 2006 through our continuing cost reduction efforts. No specific plans for significant new actions have been finalized at this time.

Segment Review

Our operations are classified into six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The segments are generally based on the management structure of the businesses and the groupings of similar operating companies where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2006 and 2005 are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarters ended June 30, 2006 and 2005 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2006	2005	2006	2005	2006	2005
Otis	$2,529	$2,415	$472	$422	18.7%	17.5%
Carrier	3,751	3,413	410	393	10.9%	11.5%
UTC Fire & Security	1,167	1,162	65	53	5.6%	4.6%
Pratt & Whitney	2,727	2,273	535	368	19.6%	16.2%
Hamilton Sundstrand	1,281	1,126	212	170	16.5%	15.1%
Sikorsky	767	704	42	63	5.5%	8.9%

Total segment	12,222	11,093	1,736	1,469	14.2%	13.2%
Eliminations and other	42	59	84	102
General corporate expenses	—	—	(79)	(82)

Consolidated	$12,264	$11,152	$1,741	$1,489	14.2%	13.4%

Second quarter 2006 and 2005 restructuring and related charges included in consolidated operating profit totaled $82 and $70 million, respectively, as follows:

	Quarter Ended June 30,
In Millions	2006	2005
Otis	$6	$18
Carrier	25	25
UTC Fire & Security	12	1
Pratt & Whitney	11	2
Hamilton Sundstrand	9	17
Sikorsky	19	3
Eliminations & Other	—	4

Totals	$82	$70

Results for the six months ended June 30, 2006 and 2005 were as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2006	2005	2006	2005	2006	2005
Otis	$4,877	$4,737	$911	$844	18.7%	17.8%
Carrier	6,655	6,118	614	545	9.2%	8.9%
UTC Fire & Security	2,279	1,926	130	92	5.7%	4.8%
Pratt & Whitney	5,295	4,286	965	708	18.2%	16.5%
Hamilton Sundstrand	2,445	2,154	393	322	16.1%	14.9%
Sikorsky	1,279	1,309	45	116	3.5%	8.9%
Total segment	22,830	20,530	3,058	2,627	13.4%	12.8%
Eliminations and other	49	29	129	113
General corporate expenses	—	—	(164)	(163)

Consolidated	$22,879	$20,559	$3,023	$2,577	13.2%	12.5%

For the first six months of 2006 and 2005, restructuring and related charges included in consolidated operating profit totaled $113 million and $120 million, respectively, as follows:

	Six Months Ended June 30,
In Millions	2006	2005
Otis	$8	$23
Carrier	32	50
UTC Fire & Security	14	2
Pratt & Whitney	23	12
Hamilton Sundstrand	17	26
Sikorsky	19	3
Eliminations & Other	—	4

Totals	$113	$120

Otis – In the second quarter of 2006, revenues increased $114 million (5%) compared to the same period of 2005 reflecting organic growth (4%) and the positive impact of acquisitions (1%). The impact of foreign currency translation in the quarter was not significant. For the first six months of 2006, revenues increased $140 million (3%) over the same period in 2005, reflecting organic growth (4%) and the positive impact of acquisitions (1%), partially offset by the adverse impact of foreign currency translation (2%). All regions experienced revenue growth with strength in China largely offset by continued weakness in Korea and Japan.

Operating profits increased $50 million (12%) in the second quarter of 2006 compared to the same period of 2005 as a result of higher revenues and continued cost containment actions (9%) and lower restructuring charges (3%). The impact of foreign currency translation in the quarter was not significant. For the first six months of 2006, operating profit increased $67 million (8%) reflecting higher revenues and cost containment actions (9%) and lower restructuring charges (2%), partially offset by the adverse impact of foreign currency translation (3%).

Carrier - Revenues increased $338 million (10%) in the second quarter of 2006 compared to the same period of 2005. Revenue growth occurred in all segments led by residential and light commercial systems in North America (4%), refrigeration (2%) and building systems and services (2%). Revenues benefited from higher value 13 SEER product and a related shift towards the higher tier units. For the first six months of 2006, revenues increased $537 million (9%). Similar to the second quarter of 2006, revenue growth occurred in all markets including residential and light commercial systems in North America (4%), building systems and services (2%) and refrigeration (1%).

Operating profits increased $17 million (4%) in the second quarter of 2006 compared to the same quarter of 2005. Operating profit improvement generated by the higher volumes and cost reductions from previous restructuring actions was partially offset by manufacturing inefficiencies, delayed shipments and supplier issues associated with the ramp-up of 13 SEER production (net 12%). Commodity costs exceeded price recovery in the quarter for a net adverse impact of 8%. For the first six months of 2006, operating profit increased $69 million (13%) compared to the same period of 2005. The operating profit improvement was generated principally by higher volumes and cost reductions, including benefits from previous restructuring actions, offset by manufacturing inefficiencies and delayed shipments associated with the ramp up of 13 SEER production (net 16%). Lower restructuring charges (3%) were more than offset by the net impact of increased commodity cost, net of price increases (6%).

UTC Fire & Security - Revenues in the second quarter of 2006 were essentially flat compared to the same period of 2005 as the adverse impact of foreign currency translation offset the increase in revenues from the Lenel acquisition. For the six months ended June 30, 2006, revenues increased $353 million (18%) from the same period of 2005 due largely to acquisitions (20%), principally Kidde and Lenel. Organic growth (1%) generated principally in Asia and the Americas, was more than offset by the adverse impacts of foreign currency translation (3%).

Operating profits increased $12 million (23%) in the second quarter of 2006 compared to the same period of 2005. Net cost reductions, including those from previous restructuring actions, partially offset by higher restructuring charges of $11 million (21%), generated the improvement to operating profits. For the first six months of 2006, operating profits increased $38 million (41%) compared to the same period of 2005. Net acquisitions, principally Kidde and Lenel, contributed $24 million (26%). Higher volumes and net cost reductions from previous restructuring actions, were partially offset by the adverse impact of foreign currency translation (4%) and higher restructuring charges (13%) to generate the balance of the year-over-year improvement.

Pratt & Whitney - Revenues increased $454 million (20%) in the second quarter of 2006 compared to the same period of 2005. This increase is primarily attributable to higher aftermarket services and commercial engine and spare parts revenues (7%), higher engine shipments at Pratt & Whitney Canada (5%), acquisitions, principally Rocketdyne (6%), and volume related increases at Pratt & Whitney Power Systems (2%). For the six months ended June 30, 2006, revenues increased $1,009 million (24%) from the same period in 2005 with the growth composition similar to the second quarter 2006, including commercial aftermarket services and engines (8%), Pratt & Whitney Canada engine, spares and service revenues (7%), acquisitions, principally Rocketdyne (6%), and revenue increases at Pratt & Whitney Power Systems (3%).

Operating profits increased $167 million (45%) in the second quarter of 2006, compared to the same period of 2005. The growth in operating profits includes the impact of the settlement of a government litigation matter (23%). Higher volumes, principally in commercial markets and aftermarket services (26%), Pratt & Whitney Canada (8%) and Pratt & Whitney Power Systems (4%), partially offset by increased research and development spending (8%) and the net impact of increased commodity and energy prices (8%) comprise the remainder of the growth. For the first six months of 2006, operating profits increased $257 million (36%) due to higher volumes in commercial markets and aftermarket services

(29%) and Pratt & Whitney Canada (9%) offset by lower military volumes (4%), increased research and development spending (10%) and the net impact of increased commodity and energy prices (8%). The remaining improvement was due to the impact of the settlement of a government litigation matter (12%) and a gain realized on the sale of a partnership interest in a small engine product line.

Hamilton Sundstrand - Revenues increased $155 million (14%) in the second quarter of 2006 compared to the same period in 2005, principally due to volume growth across the aerospace (11%) and industrial (5%) businesses. This growth was partly offset by the impact of acquisitions and divestitures (2%). For the six months ended June 30, 2006, revenues increased $291 million (14%) over 2005 levels, principally due to volume growth in both the aerospace (9%) and industrial (5%) businesses. In both the quarter and six months ended June 30, 2006, aerospace growth was driven by higher original equipment and commercial aftermarket volumes net of a slight decline in military aftermarket volume.

Hamilton Sundstrand’s operating profits increased $42 million (25%) in the second quarter of 2006 compared to the same period of 2005, principally due to improvements in both the aerospace (30%) and industrial (8%) businesses. The aerospace improvements were primarily driven by higher original equipment and commercial aftermarket volumes (combined 25%) as well as lower restructuring costs (5%). These improvements were partly offset by higher aerospace research and development costs (13%).

For the six months ended June 30, 2006, operating profit increased $71 million (22%) over 2005, principally due to improvements in both the aerospace (19%) and industrial (9%) businesses and the impact of acquisitions and divestitures (7%). The aerospace improvements were primarily driven by higher original equipment and commercial aftermarket volumes (combined 16%) as well as lower restructuring costs (3%). These improvements were partly offset by higher aerospace research and development costs (12%) and unfavorable foreign currency translation (1%).

Sikorsky - Revenues increased $63 million (9%) in the second quarter of 2006 compared to the same period of 2005. Revenues from the Keystone acquisition contributed $30 million (4%) of the increase with additional development and program support revenues largely providing the remainder. For the first six months of 2006, revenues decreased $30 million (2%) as the first quarter strike by the union workforce at Sikorsky adversely impacted aircraft deliveries, partially offset by revenues from the Keystone acquisition.

Operating profits decreased $21 million (33%) in the second quarter of 2006 compared to the same period of 2005. Incremental manufacturing costs resulting from the first quarter labor strike effectively offset the profit contribution from higher revenues. Additional restructuring charges of $16 million (25%) and the adverse impact of commodity prices (6%) comprised the majority of the decrease in operating profits. For the first six months of 2006, operating profits decreased $71 million (61%) compared to the same period of 2005. Lower volume and incremental manufacturing costs resulting from the union strike (combined 39%) comprised the majority of the decrease. Increased restructuring of $16 million (14%), and higher research and development spending on new platforms (11%) largely comprised the remaining decrease.

Eliminations and other - Revenues and operating profits in the second quarter of each of 2006 and 2005, include pretax interest income of approximately $60 million and $45 million, respectively, associated with the reevaluation of liabilities and contingencies in light of the IRS’ completion of its examination and the U.S. Congress Joint Committee on Taxation’s approval of the settlement and close-out of the 1994 through 1999 tax years, respectively. The remaining decrease in the second quarter of 2006 reflects the absence of a $75 million gain realized in the second quarter of 2005 on the sale of marketable securities, offset in part by a benefit received from lower hedging costs on our cash management activities in the second quarter of 2006. The increase in eliminations and other in the first six months of 2006 includes the effects of lower hedging costs on our cash management activities and higher interest income levels, partially offset by net lower gains on the sale of marketable securities of $65 million.

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

In Millions	June 30, 2006	December 31, 2005	June 30, 2005
Cash and cash equivalents	$2,883	$2,247	$1,985
Total debt	8,759	8,240	7,213
Net debt (total debt less cash and cash equivalents)	5,876	5,993	5,228
Shareowners’ equity	18,448	16,991	15,274
Total capitalization (debt plus equity)	27,207	25,231	22,487
Net capitalization (debt plus equity less cash and cash equivalents)	24,324	22,984	20,502
Debt to total capitalization	32%	33%	32%
Net debt to net capitalization	24%	26%	25%

Net cash flows provided by operating activities for the first six months of 2006 decreased $247 million to $1,787 million compared to the same period in 2005. Net income growth of $249 million and $165 million of benefit from the absence of voluntary pension contributions in the first six months of 2006 were more than offset by an unfavorable working capital impact of $515 million. Second quarter working capital is typically influenced by the normal seasonal increase of Carrier accounts receivables. The additional increase in working capital during the first six months of 2006 was due primarily to incremental volume at Carrier, increases in inventory from the impact of the Sikorsky strike, and further increases to aerospace inventories resulting from supply chain capacity issues brought about by the high demand throughout the industry. These increases were exacerbated by lower customer advances in the first six months of 2006 as compared to the same period in 2005 due to the timing of program efforts.

Cash used in investing activities was $660 million for the first six months of 2006 compared with $2,726 million for the same period of 2005. The significantly lower usage is primarily the result of the $2.4 billion spent in the first six months of 2005 for the acquisitions of Kidde and Lenel, net of the proceeds received from the disposition of businesses (principally Falk) as compared with the approximately $200 million spent on net acquisitions in the first six months of 2006. The remaining changes in activity in the first six months of 2006, as compared with the same period in 2005, include an increase in capital expenditures of $84 million and slightly higher levels of customer financing of $55 million. While we expect that 2006 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,388 million and $880 million related to commercial aircraft at June 30, 2006 and December 31, 2005, respectively.

Net cash flows used in financing activities were $521 million for the first six months of 2006 compared with $435 million provided by financing activities in the same period of 2005. In the second quarter of 2006, we issued an additional $1.1 billion of long-term debt which was used to repay outstanding commercial paper borrowings. At June 30, 2006, we had $1.5 billion available under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. As of June 30, 2006, we had no borrowings under this revolving credit agreement. At June 30, 2006, we could issue up to $900 million of additional debt and equity securities under a shelf registration statement on file with the Securities and Exchange Commission. In the second quarter of 2005, we issued $2.4 billion of long-term debt to repay commercial paper borrowings that had been issued for the acquisitions of Kidde and Lenel, and for general corporate purposes.

We repurchased $750 million of common stock, representing approximately 12 million shares, in the first six months of 2006 under an existing 60 million share repurchase program. At June 30, 2006, approximately 26.1 million shares remain available for repurchase under the program. We expect total share repurchases in 2006 to be approximately $1.5 billion and expect the total number of outstanding shares to decrease during the year. However, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs.

On April 12, 2006, the Board of Directors approved a 20% increase in our dividend payable in the second quarter of 2006 to $0.265 per share. We paid dividends of $0.22 per share in the first quarter of 2006 totaling $207 million, and $0.265 per share in the second quarter for a total of $249 million. On June 14, 2006 the Board of Directors declared a dividend of $0.265 per share payable in the third quarter of 2006.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. During the first six months of 2006, we did not make any voluntary cash contributions to our global pension plans but did contribute $150 million in UTC stock in the second quarter of 2006. We expect to contribute less than $500 million in total voluntary contributions to our global pension plans in 2006.

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

We believe that existing sources of liquidity are adequate to meet anticipated borrowing needs at comparable risk-based interest rates for the foreseeable future. The extent and timing of acquisition spending can cause variations in our debt to capital levels. Our level of debt to total capitalization has decreased slightly to 32% at June 30, 2006 after increasing during 2005 as a result of funding acquisition spending. Management believes that our existing cash position and other sources of liquidity are sufficient to satisfy our various cash flow requirements, including further acquisition spending, continued common stock repurchases and pension funding as needed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2006. For discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report incorporated by reference in our Form 10-K for the calendar year 2005.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the President and Chief Operating Officer, the Vice President, Accounting and Control and the Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Control and our Vice President, Finance have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Control and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the first six months of 2006, we invested approximately $380 million, including debt assumed, in the acquisition of businesses. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into these recently acquired businesses.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	Future earnings and other measures of financial performance

•	Future cash flow and uses of cash

•	The effect of economic downturns or growth in particular regions

•	The effect of changes in the level of activity in particular industries or markets

•	The availability and cost of materials, components, services and supplies

•	The scope, nature or impact of acquisition activity and integration into our businesses

•	The development, production and support of advanced technologies and new products and services

•	New business opportunities

•	Restructuring costs and savings

•	The effective negotiation of collective bargaining agreements

•	The outcome of contingencies

•	Future repurchases of common stock

•	Future levels of indebtedness and capital spending

•	Pension plan assumptions and future contributions

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

Part II – Other Information

Item 1. Legal Proceedings

As previously reported, we have been in litigation with the Department of Defense (DoD) as to whether Pratt & Whitney’s government cost accounting practices for engine parts produced by foreign companies under commercial engine collaboration programs since 1984 were acceptable. In 2001, the Armed Services Board of Contract Appeals (ASBCA) ruled in our favor, but the U.S. Court of Appeals for the Federal Circuit reversed in 2003 and remanded the case to the ASBCA to determine the appropriate accounting. The U.S. Supreme Court declined to review that decision. In November 2003, the DoD supplemented its claim to add damages and interest for the period after 1996, bringing DoD’s claim to approximately $367 million in damages through 2002 and approximately $388 million in interest through 2001. Our appeal of this supplemental claim was consolidated with the original matter. On June 5, 2006, we entered into an agreement with the DoD to pay $283 million in settlement of this litigation and paid the entire settlement amount in July 2006.

As previously reported, the European Commission’s Competition Directorate (EU Commission) conducted inspections in early 2004 at offices of our Otis subsidiary in Berlin, Brussels, Luxembourg and Paris relating to an investigation of possible unlawful collusive arrangements involving the European elevator and escalator industry. Based on the results of our own internal investigation, we believe that some Otis employees engaged in activities at a local level in Belgium, Luxembourg, The Netherlands and Germany in violation of Otis and UTC policies and European competition law. On October 13, 2005, we received a Statement of Objections (SO) from the EU Commission relating to this investigation. The SO, an administrative complaint, alleges infringements of EU competition rules by certain elevator companies, including Otis, in Belgium, Luxembourg, The Netherlands and Germany. We responded to the SO on February 21, 2006. As we have from the start, we continue to cooperate fully with the EU Commission. As previously disclosed, we believe it is still too early in the EU Commission’s investigation for us to reasonably estimate the range of civil fines to which we or Otis would likely be subject. The aggregate amount of such fines, if ultimately imposed, could be material to our operating results for the period in which the liability would be recognized or cash flows for the period in which the fines would be paid. We do not believe that any such fines would have a material adverse effect on our financial condition, or that the resolution of this matter would have a material adverse effect on Otis’ competitive position.

Since the EU Commission’s investigation became public, class action lawsuits were filed in various federal district courts in the United States alleging that we, Otis and other elevator manufacturers engaged in violations of Sections 1 and 2 of the Sherman Act. Those lawsuits were transferred to and consolidated in the U.S. District Court for the Southern District of New York. On June 6, 2006, the district court judge granted our motion to dismiss without leave to replead. On June 30, 2006, the plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit.

As previously reported, in the third quarter of 2004, Carrier reached an agreement with the EPA to resolve its current liability at the Puente Valley Operable Unit Superfund Site in California. In August 2005, the agreement was finalized and incorporated in a Consent Decree that was approved on April 28, 2006 by the U.S. District Court for the Central District of California. Under this Consent Decree, Carrier will pay approximately $125,000 and undertake an environmental project for approximately $500,000 in settlement of claims for civil penalties related to alleged noncompliance with an administrative order. In addition, Carrier will pay a portion of the EPA’s unreimbursed past costs for the site and undertake a portion of the interim remedy EPA selected for the site.

As previously reported, on March 29, 2006, the United States Environmental Protection Agency (EPA), issued an Administrative Complaint (Complaint) to Sikorsky Aircraft Corporation for alleged violations of certain of the agency’s Stratospheric Ozone Protection and Hazardous Air Pollutant regulations. The Complaint proposed a total monetary penalty for Sikorsky’s alleged violations of $325,348 and allowed Sikorsky to explore with the EPA the possibility of a settlement of these alleged violations. On June 15, 2006, Sikorsky and the EPA entered into a Consent Agreement and Final Order (Consent Agreement) settling the alleged violations. Under the Consent Agreement, Sikorsky agreed to pay a civil penalty of $176,000.

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

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations, and repatriation of earnings. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. For example, as a condition of sale or to the awarding of a contract, some international customers require us to agree to offset arrangements, which may include in-country purchases, manufacturing and financial support arrangements. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements. In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Russia and South Africa, which carry high levels of currency, political and economic risk. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

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

We Design, Manufacture and Service Products that Incorporate Advanced Technologies. The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated.

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. We regularly invest substantial amounts in research and development efforts that pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of internal and supplier produced parts and materials; performance of suppliers and subcontractors; achieving cost and production efficiencies and validation of innovative technologies. These factors involve significant risks and uncertainties. We may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. Any of the foregoing could adversely affect our business and result of operations.

We Are Subject to Litigation That Could Adversely Affect Our Operating Results

Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Item 3 “Legal Proceedings” in this Form 10-Q and Item 3 “Legal Proceedings” in our Form 10-K for calendar year 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2006	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
April 1 – April 30	678	$50.02	370	31,841
May 1 – May 31	1,798	$62.59	1,798	30,043
June 1 – June 30	3,974	$60.87	3,937	26,106

Total	6,450	$60.21	6,105

In March 2005, we announced that the Board of Directors authorized the repurchase of up to 30 million shares of our common stock. In April 2005, we announced that the Board of Directors increased the authorized repurchase to 60 million shares to reflect the impact of a 2-for-1 stock split issued in the second quarter of 2005. Shares may be purchased on the open market, in privately negotiated transactions, or both. We may also acquire shares outside of the program in connection with stock swap exercises of employee stock options and the surrender of shares to cover taxes on vesting of restricted stock. Approximately 345,000 shares were repurchased in these transactions outside the program during the quarter.

Item 6. Exhibits

(10.1)	Settlement Agreement between the United States Government, Department of Defense and United Technologies Corporation, dated June 5, 2006.*

(10.2)	United Technologies Corporation Board of Directors 2006 Retainer Election Payment Form, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission File number 1-812) filed April 18, 2006.

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: July 21, 2006	by:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: July 21, 2006	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Finance;
Controller

Dated: July 21, 2006	by:	/s/ William H. Trachsel
William H. Trachsel
Senior Vice President and General Counsel

EXHIBIT INDEX

(10.1)	Settlement Agreement between the United States Government, Department of Defense and United Technologies Corporation, dated June 5, 2006.*

(10.2)	United Technologies Corporation Board of Directors 2006 Retainer Election Payment Form, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission File number 1-812) filed April 18, 2006.

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.