Form 10-Q
period 2006-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2006-10-20
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At September 30, 2006 there were 1,003,650,870 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2006

“We”, “us”, “our” and “UTC”, unless the context otherwise requires, means United Technologies Corporation and its subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,
In Millions (except per share amounts)	2006	2005
Revenues:
Product sales	$8,738	$7,928
Service sales	3,234	2,895
Financing revenues and other income, net	191	82

	12,163	10,905

Costs and expenses:
Cost of products sold	6,659	6,016
Cost of services sold	2,135	1,875
Research and development	384	335
Selling, general and administrative	1,338	1,295

Operating Profit	1,647	1,384
Interest	156	135

Income before income taxes and minority interests	1,491	1,249
Income tax expense	(423)	(356)
Minority interests	(72)	(72)

Net income	$996	$821

Earnings per share of Common Stock:
Basic	$1.02	$.83
Diluted	$.99	$.81
Dividends per share of Common Stock	$.27	$.22

Average number of shares outstanding:
Basic	980	992
Diluted	1,006	1,015

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
In Millions (except per share amounts)	2006	2005
Revenues:
Product sales	$25,169	$22,549
Service sales	9,295	8,557
Financing revenues and other income, net	578	358

	35,042	31,464

Costs and expenses:
Cost of products sold	18,960	17,124
Cost of services sold	6,259	5,572
Research and development	1,123	944
Selling, general and administrative	4,030	3,863

Operating Profit	4,670	3,961
Interest	453	355

Income before income taxes and minority interests	4,217	3,606
Income tax expense	(1,157)	(959)
Minority interests	(193)	(204)

Net income	$2,867	$2,443

Earnings per share of Common Stock:
Basic	$2.92	$2.46
Diluted	$2.84	$2.40

Dividends per share of Common Stock	$.75	$.66

Average number of shares outstanding:
Basic	983	993
Diluted	1,008	1,016

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In Millions	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$2,914	$2,247
Accounts receivable, net	7,693	7,240
Inventories and contracts in progress, net	7,197	5,659
Future income tax benefits	1,359	1,427
Other current assets	743	633

Total Current Assets	19,906	17,206

Customer financing assets	1,080	1,152
Future income tax benefits	872	719
Fixed assets	13,655	13,328
Less: Accumulated depreciation	(8,079)	(7,705)

Net Fixed Assets	5,576	5,623

Goodwill	13,828	13,007
Intangible assets	3,143	3,059
Other assets	5,191	5,159

Total Assets	$49,596	$45,925

Liabilities and Shareowners’ Equity
Short-term borrowings	$787	$1,612
Accounts payable	4,245	3,820
Accrued liabilities	9,953	9,220
Long-term debt currently due	437	693

Total Current Liabilities	15,422	15,345

Long-term debt	7,067	5,935
Future pension and postretirement benefit obligations	3,057	2,813
Other long-term liabilities	4,266	4,063

Total Liabilities	29,812	28,156

Minority interest in subsidiary companies	850	778
Shareowners’ Equity:
Common Stock	9,416	8,793
Treasury Stock	(8,679)	(7,418)
Retained earnings	18,167	16,051
Unearned ESOP shares	(230)	(241)
Accumulated other non-shareowners’ changes in equity	260	(194)

Total Shareowners’ Equity	18,934	16,991

Total Liabilities and Shareowners’ Equity	$49,596	$45,925

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
In Millions	2006	2005
Operating Activities:
Net income	$2,867	$2,443
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	772	728
Deferred income tax provision	16	213
Minority interests in subsidiaries’ earnings	193	204
Stock compensation cost	136	119
Change in:
Accounts receivable	(203)	(901)
Inventories and contracts in progress	(1,388)	(676)
Accounts payable and accrued liabilities	989	1,105
Other current assets	(79)	(66)
Voluntary contributions to global pension plans	(31)	(365)
Other, net	(124)	385

Net cash flows provided by operating activities	3,148	3,189

Investing Activities:
Capital expenditures	(603)	(584)
Investments in businesses	(518)	(3,570)
Dispositions of businesses	345	308
Decrease (increase) in customer financing assets, net	47	(76)
Other, net	62	104

Net cash flows used in investing activities	(667)	(3,818)

Financing Activities:
Issuance of long-term debt, net	835	1,900
Decrease in short-term borrowings, net	(871)	(236)
Common Stock issued under employee stock plans	258	220
Dividends paid on Common Stock	(705)	(625)
Repurchase of Common Stock	(1,330)	(760)
Other, net	(63)	(6)

Net cash flows (used in) provided by financing activities	(1,876)	493

Effect of foreign exchange rate changes on Cash and cash equivalents	62	(27)

Net increase (decrease) in Cash and cash equivalents	667	(163)

Cash and cash equivalents, beginning of year	2,247	2,265

Cash and cash equivalents, end of period	$2,914	$2,102

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at September 30, 2006 and for the quarters and nine months ended September 30, 2006 and 2005 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report incorporated by reference in our Form 10-K for calendar year 2005.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. During the first nine months of 2006, our investment in businesses was approximately $535 million, including debt assumed, and consisted principally of a number of smaller acquisitions by our commercial businesses, the largest being the acquisition of Sensitech, Inc. by Carrier for approximately $130 million. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities and relocation of employees and other restructuring activities.

Goodwill. Changes in our goodwill balances for the first nine months of 2006 were as follows:

In Millions	Balance as of January 1, 2006	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of September 30, 2006
Otis	$1,165	$13	$85	$1,263
Carrier	2,384	186	43	2,613
UTC Fire & Security	3,920	133	172	4,225
Pratt & Whitney	928	76	(1)	1,003
Hamilton Sundstrand	4,361	29	54	4,444
Sikorsky	161	31	—	192

Total Segments	12,919	468	353	13,740
Eliminations & Other	88	—	—	88

Total	$13,007	$468	$353	$13,828

Contributing to the goodwill increase of $821 million during the nine months ended September 30, 2006 are the impacts of changes in foreign currency exchange rates on goodwill and the finalization of purchase accounting, which includes approximately $110 million of Kidde restructuring costs.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2006		December 31, 2005
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable:
Purchased service contracts	$1,254	$(473)	$1,126	$(392)
Patents and trademarks	342	(69)	315	(58)
Other, principally customer relationships	1,780	(390)	1,631	(248)

	3,376	(932)	3,072	(698)

Unamortizable:
Trademarks and other	699	—	685	—

Totals	$4,075	$(932)	$3,757	$(698)

Amortization of intangible assets for the quarter and nine months ended September 30, 2006 was $67 million and $199 million, respectively, compared with $71 million and $156 million for the same periods of 2005. Amortization of these intangible assets for 2006 through 2010 is expected to approximate $225 million per year.

Note 2: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions except per share amounts)	2006	2005	2006	2005
Net income	$996	$821	$2,867	$2,443
Average shares:
Basic	980	992	983	993
Stock awards	26	23	25	23

Diluted	1,006	1,015	1,008	1,016

Earnings per share of Common Stock:
Basic	$1.02	$.83	$2.92	$2.46
Diluted	$.99	$.81	$2.84	$2.40

Note 3: Inventories and Contracts in Progress

Inventories consist of the following:

In Millions	September 30, 2006	December 31, 2005
Raw materials	$1,063	$1,000
Work-in-process	2,668	1,752
Finished goods	3,235	2,640
Contracts in progress	3,572	2,971

	10,538	8,363
Less:
Progress payments, secured by lien, on U.S. Government contracts	(313)	(133)
Billings on contracts in progress	(3,028)	(2,571)

	$7,197	$5,659

Note 4: Borrowings and Lines of Credit

In May 2006, we issued $1.1 billion of long-term debt, the proceeds of which were used to repay commercial paper borrowings. We generally use our commercial paper borrowings for general corporate purposes including the financing of acquisitions and the repurchase of our stock. The long-term debt issued in May 2006 is comprised of two series of notes as follows:

Principal – In Millions	Interest Rate	Maturity
$600	6.05%	June 1, 2036
$500	LIBOR+.07%	June 1, 2009

We may redeem the notes due in 2009, in whole or in part, at any time after June 1, 2007 at a redemption price in U.S. dollars equal to 100% of the principal amount, plus interest accrued.

At September 30, 2006, we had credit commitments from banks totaling $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. There were no borrowings under this revolving credit agreement as of September 30, 2006. This revolving credit agreement was renewed in October 2006 and will expire in October 2011.

At September 30, 2006, we could issue additional debt and equity securities of up to $900 million under a shelf registration statement on file with the Securities and Exchange Commission.

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

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Cash contributions to these plans during the quarter and nine months ended September 30, 2006 and 2005 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2006	2005	2006	2005
Defined Benefit Plans:
Voluntary	$31	$200	$31	$365
Mandatory	19	25	58	66

Total Defined Benefit Plans	$50	$225	$89	$431

Defined Contribution Plans	$42	$45	$144	$121

We also contributed $150 million and $157 million of stock to our defined benefit plan in the second quarter of 2006 and 2005, respectively.

The following table illustrates the components of net periodic benefit cost for our pension and other postretirement benefits:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
In Millions	2006	2005	2006	2005
Service cost	$107	$107	$2	$1
Interest cost	277	279	15	15
Expected return on plan assets	(349)	(335)	(1)	(1)
Amortization	9	8	(7)	(5)
Recognized actuarial net loss	81	61	—	—

	125	120	9	10
Net settlement and curtailment loss	6	—	—	—

Total net periodic benefit cost	$131	$120	$9	$10

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
In Millions	2006	2005	2006	2005
Service cost	$325	$287	$6	$5
Interest cost	837	819	43	43
Expected return on plan assets	(1,053)	(991)	(3)	(3)
Amortization	27	24	(19)	(19)
Recognized actuarial net loss	243	180	—	—

	379	319	27	26
Net settlement and curtailment loss	12	8	—	6

Total net periodic benefit cost	$391	$327	$27	$32

Note 7: Restructuring and Related Costs

During the first nine months of 2006, we recorded net pre-tax restructuring and related charges in our business segments totaling $206 million for new and ongoing restructuring actions as follows: Otis $40 million, Carrier $59 million, UTC Fire & Security $23 million, Pratt & Whitney $36 million, Hamilton Sundstrand $29 million and Sikorsky $19 million. The charges included $154 million in cost of sales and $52 million in selling, general and administrative expenses. As described below, these charges principally relate to actions initiated during 2006 and 2005.

2006 Actions. During the first nine months of 2006, we initiated restructuring actions relating to ongoing cost reduction efforts, including selling, general and administrative reductions, principally at Carrier and UTC Fire & Security; workforce reductions, principally at Sikorsky and in Korea at Otis and Carrier; and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges totaling $153 million, including $106 million in cost of sales and $47 million in selling, general and administrative expenses.

As of September 30, 2006, net workforce reductions of approximately 1,200 employees of an expected 3,300 employees have been completed, and 300,000 net square feet of facilities are expected to be exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2007.

The following table summarizes the accrual balances and utilization by cost type for the 2006 restructuring actions:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at June 30, 2006	$48	$—	$2	$50
Net pre-tax restructuring charges	65	—	13	78
Utilization	(55)	—	(10)	(65)

Balance at September 30, 2006	$58	$—	$5	$63

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by type:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$162	$5	$71	$238
Costs incurred – quarter ended March 31, 2006	(7)	—	(1)	(8)
Costs incurred – quarter ended June 30, 2006	(58)	(4)	(5)	(67)
Costs incurred – quarter ended September 30, 2006	(65)	—	(13)	(78)

Remaining costs at September 30, 2006	$32	$1	$52	$85

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by segment:

In Millions	Expected Costs	Costs Incurred Quarter Ended March 31, 2006	Costs Incurred Quarter Ended June 30, 2006	Costs Incurred Quarter Ended September 30, 2006	Remaining Costs at September 30, 2006
Otis	$45	$(2)	$(5)	$(32)	$6
Carrier	57	(3)	(25)	(26)	3
UTC Fire & Security	30	(1)	(11)	(7)	11
Pratt & Whitney	75	(2)	(5)	(11)	57
Hamilton Sundstrand	8	—	(2)	(2)	4
Sikorsky	23	—	(19)	—	4

Total	$238	$(8)	$(67)	$(78)	$85

2005 Actions. During the first nine months of 2006, we recorded net pre-tax restructuring and related charges in our business segments totaling $47 million for restructuring actions initiated in 2005, including $42 million in cost of sales and $5 million in selling, general and administrative expenses. The 2005 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities.

As of September 30, 2006, net workforce reductions of approximately 2,200 employees of an expected 2,900 employees have been completed, and approximately 400,000 net square feet of facilities of an expected 1.3 million net square feet have been exited. The majority of the remaining workforce reductions and approximately half of the remaining facility reductions are targeted for completion during the fourth quarter of 2006. The remaining facility reductions will be completed through 2008 as a result of aerospace supply chain issues.

The following table summarizes the accrual balances and utilization by cost type for the 2005 restructuring actions:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at June 30, 2006	$37	$—	$11	$48
Net pre-tax restructuring charges	1	—	14	15
Utilization	(12)	—	(12)	(24)

Balance at September 30, 2006	$26	$—	$13	$39

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by type:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$147	$36	$102	$285
Costs incurred through December 31, 2005	(134)	(30)	(15)	(179)
Costs incurred – quarter ended March 31, 2006	(4)	(6)	(7)	(17)
Costs incurred – quarter ended June 30, 2006	(5)	—	(10)	(15)
Costs incurred – quarter ended September 30, 2006	(1)	—	(14)	(15)

Remaining costs at September 30, 2006	$3	$—	$56	$59

The following table summarizes expected, incurred and remaining costs for the 2005 restructuring actions by segment:

In Millions	Expected Costs	Costs Incurred Through December 31, 2005	Costs Incurred Quarter Ended March 31, 2006	Costs Incurred Quarter Ended June 30, 2006	Costs Incurred Quarter Ended September 30, 2006	Remaining Costs at September 30, 2006
Otis	$55	$(52)	$—	$(1)	$—	$2
Carrier	66	(63)	(2)	—	(1)	—
UTC Fire & Security	25	(21)	(1)	(1)	(2)	—
Pratt & Whitney	52	(9)	(10)	(6)	(2)	25
Hamilton Sundstrand	78	(25)	(4)	(7)	(10)	32
Sikorsky	3	(3)	—	—	—	—
Eliminations & Other	6	(6)	—	—	—	—

Total	$285	$(179)	$(17)	$(15)	$(15)	$59

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

At September 30, 2006 and December 31, 2005, the fair value of derivatives recorded as assets was $152 million and $150 million, respectively, and the fair value of derivatives recorded as liabilities was $58 million and $56 million, respectively. Of the amount recorded in shareowners’ equity, a $94 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended September 30, 2006 were not significant. All open derivative contracts accounted for as cash flow hedges mature by December 2010.

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters and nine months ended September 30, 2006 and 2005 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2006	2005	2006	2005
Shareowners’ Equity, beginning of period	$18,448	$15,274	$16,991	$14,266
Common Stock issued under employee plans	124	111	540	450
Common Stock repurchased	(580)	(385)	(1,330)	(760)
Common Stock contributed to pension plans	—	—	150	157
Dividends paid on Common Stock	(249)	(208)	(705)	(625)
Dividends paid on ESOP Common Stock	(12)	(10)	(33)	(31)
Non-shareowners’ Changes in Equity:
Net income	996	821	2,867	2,443
Foreign currency translation, net	189	94	463	(106)
Decreases in unrealized holdings, net	8	8	(16)	(61)
Cash flow hedging loss, net	10	39	7	11

Shareowners’ Equity, end of period	$18,934	$15,744	$18,934	$15,744

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2005.

The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2006 and 2005 are as follows:

In Millions	2006	2005
Balance as of January 1	$1,183	$1,185
Warranties and performance guarantees issued	401	333
Settlements made	(319)	(318)
Other	10	13

Balance as of September 30	$1,275	$1,213

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

Results for the quarters and nine months ended September 30, 2006 and 2005 are as follows:

Quarter Ended September 30, (In Millions)	Revenues		Operating Profits		Operating Profit Margin
	2006	2005	2006	2005	2006	2005
Otis	$2,565	$2,362	$463	$442	18.1%	18.7%
Carrier	3,607	3,351	430	367	11.9%	11.0%
UTC Fire & Security	1,142	1,121	70	56	6.1%	5.0%
Pratt & Whitney	2,771	2,414	443	379	16.0%	15.7%
Hamilton Sundstrand	1,253	1,077	220	179	17.6%	16.6%
Sikorsky	867	639	70	64	8.1%	10.0%

Total segment	12,205	10,964	1,696	1,487	13.9%	13.6%
Eliminations & Other	(42)	(59)	31	(26)
General corporate expenses	—	—	(80)	(77)

Consolidated	$12,163	$10,905	$1,647	$1,384	13.5%	12.7%

Nine Months Ended September 30, (In Millions)	Revenues		Operating Profits		Operating Profit Margin
	2006	2005	2006	2005	2006	2005
Otis	$7,442	$7,099	$1,374	$1,286	18.5%	18.1%
Carrier	10,262	9,469	1,044	912	10.2%	9.6%
UTC Fire & Security	3,421	3,047	200	148	5.8%	4.9%
Pratt & Whitney	8,066	6,700	1,408	1,087	17.5%	16.2%
Hamilton Sundstrand	3,698	3,231	613	501	16.6%	15.5%
Sikorsky	2,146	1,948	115	180	5.4%	9.2%

Total segment	35,035	31,494	4,754	4,114	13.6%	13.1%
Eliminations & Other	7	(30)	160	87
General corporate expenses	—	—	(244)	(240)

Consolidated	$35,042	$31,464	$4,670	$3,961	13.3%	12.6%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from

Pratt & Whitney’s engine programs under collaboration agreements are recorded as earned and collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended September 30, 2006 and 2005 was approximately $196 million and $159 million, respectively. For the nine months ended September 30, 2006 and 2005, the approximate collaborator share of revenue was $587 million and $472 million, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a November 30 measurement date for a majority of our pension and postretirement benefit plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based on our unfunded obligation as of December 31, 2005, the adoption of SFAS 158 would decrease total assets by approximately $2.7 billion, increase total liabilities by approximately $350 million and reduce total shareowners’ equity by approximately $3.0 billion. The adoption of SFAS 158 will not affect our results of operations. By the time of adoption at December 31, 2006, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

With respect to the unaudited condensed consolidated financial information of UTC for the quarter and nine months ended September 30, 2006 and 2005, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 20, 2006, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of September 30, 2006, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. This interim financial information is the responsibility of the Corporation’s management.

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

October 20, 2006

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

With the exception of the North American residential heating, ventilating and air conditioning (HVAC) market, the continuation of generally positive global economic conditions, strength in the commercial aerospace aftermarket, and strong helicopter demand generated organic revenue growth of 8% in the third quarter of 2006 consistent with that realized in the first half of 2006. Acquisitions completed in 2005, including Rocketdyne Propulsion & Power, added an additional 2% to the revenue growth. During the third quarter of 2006, the impact of foreign currency translation was not significant.

A downturn in the U.S. housing market contributed to a decline in Carrier’s residential unit shipments of approximately 30% in the third quarter of 2006 as compared with the same period in 2005. With the market softness continuing, further residential order and shipment declines are expected in the fourth quarter. In addition to the U.S. housing market, the refrigerated container market also experienced a downturn in the third quarter of 2006 with Carrier experiencing a resulting 15% decline in unit shipments.

The increase in consolidated revenues was accompanied by a 19% increase in operating profit in the third quarter of 2006 as compared with the same period in 2005. The operational improvement was generated by strong commercial aerospace aftermarket volume, continued cost containment and operational efficiencies, including savings from previously initiated restructuring actions, partially offset by an increase in restructuring charges and the net impact of higher energy and commodity prices. Operating profit also benefited from an approximately $60 million gain recognized on Carrier’s sale of its interest in a compressor manufacturing joint venture in the third quarter of 2006.

Increases in energy and certain commodity prices seen over the last two years have continued, with a resulting adverse impact on year-to-date earnings, and an expected aggregate adverse impact on earnings for the year. After a partial recovery through pricing, the net impact to earnings for the nine months ended September 30, 2006 was approximately $200 million. The net impact in the fourth quarter is expected to be less than the prior quarters as previous price increases at Carrier are expected to be in excess of the commodity cost increases.

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

As noted above, the downturn in the North American residential housing industry contributed to declining orders and shipments in Carrier’s residential business in the third quarter. Inventories of existing homes have been increasing while residential new construction starts have declined. Carrier’s residential unit shipments dropped by approximately 30% in the quarter, including the expected decline due to the impact of 13 SEER pre-buy in 2005 with further order declines expected in the fourth quarter. The refrigerated container market was also soft in the quarter, and Carrier’s unit shipments in this segment declined by 15% as compared with the same period in 2005. Overall revenues for Carrier still increased in the third quarter given higher value 13 SEER products, price increases and strong North American and international commercial HVAC markets.

Certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather. Carrier customarily offers its customers incentives to purchase products to ensure adequate supply of our products in the distribution channel.

Within the Otis segment, organic revenue growth of 6% in the third quarter and 5% in the first nine months of 2006 was aided by a strong opening backlog, particularly in North America, Europe and China. Revenues increased in all regions, particularly in the Americas. Within Asia, strength in China was partially offset by continued weakness in Korea. New equipment orders remained strong in the third quarter having increased over 25%, with double digit growth in the Americas and Asia. Within Asia, strong order growth in China was partially offset by Korea and pricing remained under significant pressure.

UTC Fire & Security’s organic revenue growth of 1% in the third quarter of 2006 resulted from increases in Europe and Asia, partially offset by lower revenues in Australia. Revenue growth has also been impacted as the result of a strategic focus on higher margin businesses and from the favorable impact of foreign currency translation.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. Revenue passenger miles (RPMs), U.S. government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses. The strong production levels at airframe manufacturers, as well as the continued high usage of aircraft, as evidenced by the growth in RPMs, are supporting our commercial aerospace growth year-to-date. Commercial aftermarket volumes at both Pratt & Whitney and Hamilton Sundstrand were strong in the first nine months of 2006. Space revenues, including those from the acquisition of Rocketdyne, have increased, while military original equipment manufacturer revenues remained largely flat and strong military aftermarket growth at Sikorsky offset declines at Hamilton Sundstrand.

As noted in the prior Quarterly Report on Form 10-Q for the first quarter of 2006, the union workforce at Sikorsky’s Connecticut and Florida facilities rejected Sikorsky’s proposal for a new union contract and elected to strike in February 2006. Subsequently, the union workforce ratified Sikorsky’s proposal for a new contract effective April 3, 2006 and the strike action ceased. Although manufacturing efforts continued to some extent during the strike, the effects of the strike had an adverse impact on operating results due to lower volumes and higher than average manufacturing costs. As expected, the strike related impact adversely affected operating results in the second quarter of 2006 by approximately $.02 per share, as manufacturing operations ramped up to full production levels.

Positive global economic conditions and government military spending are helping to drive strong helicopter demand and, as a result, Sikorsky’s military and commercial backlog has reached record levels this year. Although helicopter deliveries improved significantly following the resumption of full production after settlement of the strike, Sikorsky has incurred additional manufacturing costs as it works to accommodate the steep ramp up required to meet these higher military production requirements for more complex helicopters.

Overall economic conditions are also affecting the cost and availability of raw materials, such as titanium and nickel, as industry demand outpaces current capacity. The availability and pricing of these materials will continue to affect aerospace performance and could have a further adverse impact on future performance depending on market conditions.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first nine months of 2006, we invested approximately $535 million in acquisitions across our businesses, including debt assumed, and recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. Acquisitions in the first nine months of 2006 have consisted principally of a number of smaller acquisitions in our commercial businesses, the largest being the acquisition of Sensitech by Carrier for approximately $130 million. We also recorded approximately $110 million of Kidde restructuring costs through purchase accounting during the first nine months of 2006 related to the finalization of plans for the consolidation of facilities and relocation of employees. As a result of acquisition activity, the finalization of purchase accounting and the effect of changes in foreign exchange rates, goodwill increased $821 million. We expect to invest approximately $1 billion in acquisitions for 2006 although this will depend upon the timing and availability of appropriate acquisition opportunities.

Other

Government legislation, policies and regulations can have an impact on our worldwide operations. Government regulation of refrigerants and energy efficiency standards, elevator safety codes and fire protection regulations are important to our commercial businesses. Government and market-driven safety and performance regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact our aerospace and defense businesses.

Continued commercial airline financial distress, global economic conditions, changes in raw material, energy and commodity prices, interest rates and foreign currency exchange rates create uncertainties that could impact our earnings outlook for the remainder of 2006.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our Annual Report, incorporated by reference in our Form 10-K for the calendar year 2005, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of 2006.

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

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
In Millions	2006	2005	% change	2006	2005	% change
Sales	$11,972	$10,823	10.6%	$34,464	$31,106	10.8%
Financing revenues and other income, net	191	82	132.9%	578	358	61.5%

Total Revenues	$12,163	$10,905	11.5%	$35,042	$31,464	11.4%

Revenue growth in the third quarter of 2006 includes organic growth of 8% and revenue contributed from acquisitions of 2%. The favorable impact of foreign currency translation and increases in financing revenues and other income contributed the balance. Acquisition revenues reflect contributions from the 2005 acquisition of Rocketdyne and several other smaller acquisitions across the segments. As discussed above in the “Business Overview” section, the organic revenue growth results principally from strength in the commercial aerospace aftermarket, strong helicopter demand and generally favorable economic conditions in most global markets.

The nine month revenue increase consists of organic growth of 8% and revenue from acquisitions of 3%. The year-to-date impact of foreign currency translation has been insignificant. As with the third quarter growth, the nine month revenue growth is due largely to the strength in the commercial aerospace aftermarket and generally favorable global economic conditions.

The increase in other income in the third quarter of 2006 is comprised largely of an approximately $60 million gain recognized on Carrier’s sale of its interest in a compressor manufacturing joint venture. The remainder of the $49 million increase in net financing revenues and other income in the third quarter of 2006 resulted primarily from increases in joint venture and interest income.

In addition to the third quarter activity noted above, other income in the first nine months of 2006 and 2005 also included pretax interest income of approximately $75 million associated with the final 1994 through 1999 settlement with the Appeals Division of the IRS, and $45 million associated with the re-evaluation of tax liabilities and contingencies upon completion by the Examination Division of the IRS of its review of 1994 through 1999, respectively. The benefit from lower hedging costs associated with our cash management activities was effectively offset by lower gains realized in the second quarter of 2006 as compared with the same period in 2005 on the sale of certain marketable securities and non-core assets.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2006	2005	2006	2005
Gross margin	$3,178	$2,932	$9,245	$8,410
Percentage of sales	26.6%	27.1%	26.8%	27.0%

Gross margin increases for the third quarter and for the first nine months of 2006 resulted from higher commercial aerospace aftermarket volume, savings from previously initiated restructuring actions, and net operational efficiencies. However, gross margin as a percentage of sales declined by 50 basis points in the third quarter of 2006 as these gains were more than offset by the adverse impact of higher commodity prices, an increase in restructuring costs, higher manufacturing costs at Sikorsky, and the market declines in Carrier’s North American residential and container refrigeration markets.

Gross margin for the first nine months of 2006 also includes a benefit in the second quarter of 2006 from an approximately $80 million reserve reversal on the settlement of the Department of Defense claim against Pratt & Whitney related to cost accounting practices for commercial engine parts on collaboration programs. Offsetting this benefit was the effect of the first quarter strike at Sikorsky and the subsequent ramp up to full production in the second and third quarters, as well as supplier issues and manufacturing inefficiencies associated with the ramp up of 13 SEER production at Carrier, and increased commodity and energy costs. After a partial recovery through pricing, the net impact to earnings of higher commodity and energy costs was approximately $80 million (approximately 70 basis points of gross margin) in the third quarter of 2006 and approximately $200 million (approximately 60 basis points of gross margin) for the nine months ended September 30, 2006.

Research and Development

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
In Millions	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Company-funded	$384	3.2%	$335	3.1%	$1,123	3.3%	$944	3.0%
Customer-funded	410	3.4%	365	3.4%	1,213	3.5%	1,119	3.6%

Total	$794	6.6%	$700	6.5%	$2,336	6.8%	$2,063	6.6%

Spending on the Boeing 787 program at Hamilton Sundstrand, new platform spending at Pratt & Whitney Canada for small engines, and Sikorsky’s spending on the H-92, S-76D and X2 demonstrator programs all contributed to the increase in company-funded research and development in the quarter and nine months ended September 30, 2006 compared to the same periods in 2005.

Company-funded research and development spending for the full year 2006 is expected to increase approximately $150 million from 2005 levels due to continued investment in new technology programs. Combined company and customer-funded research and development spending in 2006 is expected to approximate 2005 levels.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2006	2005	2006	2005
Total expenses	$1,338	$1,295	$4,030	$3,863
Percentage of sales	11.2%	12.0%	11.7%	12.4%

The increase in selling, general and administrative expenses for the quarter and nine months ended September 30, 2006 compared to the same periods of 2005 is due primarily to acquisitions and general increases across the businesses in support of higher volume. However, strong control of spending coupled with the significant growth in revenues has led to a 70 basis point reduction in year-to-date expenses as a percentage of sales.

Interest Expense

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2006	2005	2006	2005
Interest expense	$156	$135	$453	$355
Average interest rate	6.4%	6.2%	6.3%	6.2%

Interest expense for the quarter and nine months ended September 30, 2006 has increased primarily as a result of the April 2005 issuance of long-term debt in connection with the acquisitions of Kidde, Rocketdyne and Lenel, higher average balances and interest rates on commercial paper borrowings, and the issuance of additional long-term debt in May 2006. The average rate in the third quarter of 2006 is higher than that in the third quarter of 2005 due largely to the increase in commercial paper borrowing rates.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Effective tax rate	28.4%	28.5%	27.4%	26.6%

The effective tax rate for the first nine months of 2005 benefited from the favorable re-evaluation of liabilities and contingencies resulting from the completion of the IRS examination of tax years 1994 through 1999. The effective tax rate for the first nine months of 2006 benefited from the 1994 -1999 dispute settlement with IRS Appeals, but was adversely impacted by the tax effect on the previously noted settlement of the Pratt & Whitney collaboration matter. The effective tax rate for the remainder of the year is expected to approximate 28% absent any additional discrete activity.

Net Income

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions (except per share amounts)	2006	2005	2006	2005
Net income	$996	$821	$2,867	$2,443
Diluted earnings per share	$.99	$.81	$2.84	$2.40

Foreign currency translation did not have a significant impact on earnings per share in the third quarter of 2006 as compared with an adverse impact of $0.01 per share in the third quarter of 2005. For the nine months ended September 30, 2006, foreign currency translation had an adverse impact on earnings of $0.01 per share versus a favorable contribution of $0.02 per share in the same period of 2005.

Restructuring and Related Costs

During the first nine months of 2006, we recorded net pre-tax restructuring and related charges in the business segments totaling $206 million for new and ongoing restructuring actions as follows: Otis $40 million, Carrier $59 million, UTC Fire & Security $23 million, Pratt & Whitney $36 million, Hamilton Sundstrand $29 million and Sikorsky $19 million. The charges included $154 million in cost of sales and $52 million in selling, general and administrative expenses. As described below, these charges principally relate to actions initiated during 2006 and 2005.

2006 Actions. During the first nine months of 2006, we initiated restructuring actions relating to ongoing cost reduction efforts, including selling, general and administrative reductions, principally at Carrier and UTC Fire & Security; workforce reductions, principally at Sikorsky and in Korea at Otis and Carrier; and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges in the business segments totaling $153 million as follows: Otis $39 million, Carrier $54 million, UTC Fire & Security $19 million, Pratt & Whitney $18 million, Hamilton Sundstrand $4 million and Sikorsky $19 million. The charges included $106 million in cost of sales and $47 million in selling, general and administrative expenses. Those costs included $130 million for severance and related employee termination costs, $4 million for assets written off and $19 million for facility exit and lease termination costs.

We expect the 2006 actions to result in net workforce reductions of approximately 3,300 hourly and salaried employees, the exiting of approximately 300,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2006, we have completed net workforce reductions of approximately 1,200 employees. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2007. Approximately 80% of the total pre-tax charge will require cash payments, which we will primarily fund with cash generated from operations. During the first nine months of 2006, we had pre-tax cash outflows of approximately $80 million related to the 2006 programs. We expect to incur additional restructuring and related charges of $85 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $150 million annually.

2005 Actions. During the first nine months of 2006, we recorded net pre-tax restructuring and related charges of $47 million for actions initiated in 2005. The 2005 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded the charges for the first nine months of 2006 in our segments as follows: Otis $1 million, Carrier $3 million, UTC Fire & Security $4 million, Pratt & Whitney $18 million and Hamilton Sundstrand $21 million. The charges included $42 million in cost of sales and $5 million in selling, general and administrative expenses. Those costs included $10 million for severance and related employee termination costs, $6 million for assets written off and $31 million for facility exit and lease termination costs.

We expect the 2005 actions to result in net workforce reductions of approximately 2,900 hourly and salaried employees, the exiting of approximately 1.3 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2006, we have completed net workforce reductions of approximately 2,200 employees and exited approximately 400,000 net square feet of facilities. The majority of the remaining workforce reductions and approximately half of the remaining facility reductions are targeted for completion during the fourth quarter of 2006. The remaining facility reductions will be completed through 2008 to address supply chain issues from aerospace capacity constraints. Approximately 62% of the total pre-tax charges will require cash payments, which we will primarily fund with cash generated from operations. During the first nine months of 2006, we had pre-tax cash outflows of approximately $64 million related to the 2005 programs. We expect to incur additional restructuring and related charges of $59 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $115 million annually.

Additional 2006 Actions

We expect to incur approximately $63 million of additional restructuring costs in the remainder of 2006 related to previously announced restructuring actions. We expect to initiate additional restructuring actions during the remainder of 2006 through our continuing cost reduction efforts. No specific plans for significant new actions have been finalized at this time.

Segment Review

Our operations are classified into six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The segments are generally based on the management structure of the businesses and the groupings of similar operating companies where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and nine months ended September 30, 2006 and 2005 are included in “Eliminations & Other,” which also includes certain small subsidiaries.

Results for the quarters ended September 30, 2006 and 2005 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2006	2005	2006	2005	2006	2005
Otis	$2,565	$2,362	$463	$442	18.1%	18.7%
Carrier	3,607	3,351	430	367	11.9%	11.0%
UTC Fire & Security	1,142	1,121	70	56	6.1%	5.0%
Pratt & Whitney	2,771	2,414	443	379	16.0%	15.7%
Hamilton Sundstrand	1,253	1,077	220	179	17.6%	16.6%
Sikorsky	867	639	70	64	8.1%	10.0%

Total segment	12,205	10,964	1,696	1,487	13.9%	13.6%
Eliminations & Other	(42)	(59)	31	(26)
General corporate expenses	—	—	(80)	(77)

Consolidated	$12,163	$10,905	$1,647	$1,384	13.5%	12.7%

Third quarter 2006 and 2005 restructuring and related charges included in consolidated operating profit totaled $93 million and $50 million, respectively, as follows:

	Quarter Ended September 30,
In Millions	2006	2005
Otis	$32	$7
Carrier	27	12
UTC Fire & Security	9	9
Pratt & Whitney	13	4
Hamilton Sundstrand	12	16
Sikorsky	—	—
Eliminations & Other	—	2

Totals	$93	$50

Results for the nine months ended September 30, 2006 and 2005 were as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2006	2005	2006	2005	2006	2005
Otis	$7,442	$7,099	$1,374	$1,286	18.5%	18.1%
Carrier	10,262	9,469	1,044	912	10.2%	9.6%
UTC Fire & Security	3,421	3,047	200	148	5.8%	4.9%
Pratt & Whitney	8,066	6,700	1,408	1,087	17.5%	16.2%
Hamilton Sundstrand	3,698	3,231	613	501	16.6%	15.5%
Sikorsky	2,146	1,948	115	180	5.4%	9.2%

Total segment	35,035	31,494	4,754	4,114	13.6%	13.1%
Eliminations & Other	7	(30)	160	87
General corporate expenses	—	—	(244)	(240)

Consolidated	$35,042	$31,464	$4,670	$3,961	13.3%	12.6%

For the first nine months of 2006 and 2005, restructuring and related charges included in consolidated operating profit totaled $206 million and $170 million, respectively, as follows:

	Nine Months Ended September 30,
In Millions	2006	2005
Otis	$40	$30
Carrier	59	62
UTC Fire & Security	23	11
Pratt & Whitney	36	16
Hamilton Sundstrand	29	42
Sikorsky	19	3
Eliminations & Other	—	6

Totals	$206	$170

Otis – In the third quarter of 2006, revenues increased $203 million (9%) compared to the same period of 2005 reflecting organic growth (6%) and the favorable impact of foreign currency translation (3%). For the first nine months of 2006, revenues increased $343 million (5%) over the same period in 2005. The impact of foreign currency translation for the first nine months was not significant. Revenues increased in all regions, particularly in the Americas. Within Asia, strength in China was partially offset by continued weakness in Korea.

Operating profits increased $21 million (5%) in the third quarter of 2006 compared to the same period of 2005 as a result of higher revenues and continued cost containment actions (8%) and favorable foreign currency translation (3%), partially offset by higher restructuring charges (6%). For the first nine months of 2006, operating profit increased $88 million (7%) reflecting higher revenues and cost containment actions (9%), partially offset by unfavorable foreign currency translation (1%) and higher restructuring charges (1%).

Carrier – Revenues increased $256 million (8%) in the third quarter of 2006 compared to the same period of 2005. Organic revenue growth in the quarter was 2%. Growth in the commercial and international HVAC businesses was partially offset by a decline in orders in both the North American residential and refrigerated container markets due to market downturns. Although U.S. residential shipments declined, revenues increased overall as a result of higher value 13 SEER product, a related shift towards the higher tier units and pricing increases. Revenues from acquisitions (2%), the favorable impact of foreign currency translation (2%) and a gain on the sale of Carrier’s interest in a compressor manufacturing joint venture (2%) comprised the remaining increase in revenues during the quarter. For the first nine months of 2006, revenues increased $793 million (8%) largely as a result of growth in residential and light commercial systems in North America (3%), building systems and services (2%) and international HVAC (1%). Revenues from acquisitions (1%) and gains from dispositions, principally the third quarter of 2006 sale of Carrier’s interest in a compressor manufacturing joint venture (1%), generated the remaining revenue growth.

Operating profits increased $63 million (17%) in the third quarter of 2006 compared to the same quarter of 2005. The gain from the aforementioned disposition of a joint venture interest (17%) was partially offset by an increase in restructuring charges (4%). Earnings in the North American residential and light commercial and refrigerated container business were down versus the prior year driven largely by lower unit shipments as well as the impact of higher commodity and energy costs, net of pricing (net 9%). This was offset by improved performance in the other businesses, including benefits from previous restructuring actions and favorable foreign exchange impact (net 13%). For the first nine months of 2006, operating profit increased $132 million (14%) compared to the same period of 2005. The operating profit improvement was generated principally by higher volumes and benefits from previous restructuring actions, partially offset by manufacturing inefficiencies associated with the ramp up of 13 SEER production (net 10%). Gains from dispositions, principally the third quarter of 2006 sale of Carrier’s interest in a compressor manufacturing joint venture (8%) were partially offset by the net impact of higher commodity and energy costs (5%).

UTC Fire & Security - Revenues increased $21 million (2%) in the third quarter of 2006 compared to the same period of 2005. The increase was evenly split between organic growth and the positive impact of foreign currency translation. For the nine months ended September 30, 2006, revenues increased $374 million (12%) from the same period of 2005 due largely to acquisitions (13%), principally Kidde and Lenel. Organic growth (1%) generated principally in Asia and the Americas, was offset by the adverse impact of foreign currency translation (1%).

Operating profits increased $14 million (25%) in the third quarter of 2006 compared to the same period of 2005. Net cost reductions, including those from previous restructuring actions, of $12 million (21%), generated the majority of the improvement to operating profits. For the first nine months of 2006, operating profits increased $52 million (35%) compared to the same period of 2005. Net acquisitions, principally Kidde and Lenel, contributed $23 million (16%). Higher volumes and net cost reductions from previous restructuring actions (net 29%), were partially offset by the adverse impact of foreign currency translation (2%) and higher restructuring charges (8%) to generate the balance of the year-over-year improvement.

Pratt & Whitney - Revenues increased $357 million (15%) in the third quarter of 2006 compared to the same period of 2005. This increase is primarily attributable to higher commercial aftermarket services including spare part revenues (7%), higher engine shipments and aftermarket revenues at Pratt & Whitney Canada (3%), and acquisitions, principally Rocketdyne (3%). For the nine months ended September 30, 2006, revenues increased $1,366 million (20%) from the same period in 2005 with the growth composition similar to the third quarter 2006, including higher commercial aftermarket services (8%), Pratt & Whitney Canada engine and aftermarket revenues (5%), and acquisitions, principally Rocketdyne (5%).

Operating profits increased $64 million (17%) in the third quarter of 2006, compared to the same period of 2005. The growth in operating profits is primarily attributable to higher volumes, principally in commercial markets and aftermarket services (36%) and to the growth in Pratt & Whitney Canada’s engine, spares and service revenues (11%). This growth was partially offset by a decrease in military markets, primarily due to lower spares volumes (5%), increased research and development spending (5%), the net impact of increased raw material and energy prices (12%), and the absence of a benefit recorded in the third quarter of 2005 for favorable performance under a long-term services contract (8%). For the first nine months of 2006, operating profits increased $321 million (30%) due to higher volumes in commercial markets and aftermarket services (32%) and Pratt & Whitney Canada (10%), partially offset by a decrease in military markets, primarily due to lower spares volumes (4%), increased research and development spending (8%), and the net impact of increased raw material and energy prices (9%). The remaining improvement was due to the impact of the settlement of a government litigation matter (8%) and a gain realized in the first quarter on the sale of a partnership interest in a small engine product line.

Hamilton Sundstrand - Revenues increased $176 million (16%) in the third quarter of 2006 compared to the same period in 2005, principally due to volume growth across the aerospace (10%) and industrial (4%) businesses, and the positive impact of acquisitions (2%). For the nine months ended September 30, 2006, revenues increased $467 million (14%) over 2005 levels, principally due to volume growth in both the aerospace (9%) and industrial (5%) businesses. In both the quarter and nine months ended September 30, 2006, aerospace growth was driven by higher original equipment and commercial spares and repair volumes, net of a slight decline in military spares.

Hamilton Sundstrand’s operating profits increased $41 million (23%) in the third quarter of 2006 compared to the same period of 2005, principally due to improvements in both the aerospace (26%) and industrial (6%) businesses. The aerospace improvements were primarily driven by higher original equipment and commercial spares and repair volumes. The remainder of the operating profit change is represented by lower restructuring costs (2%) and the impact of acquisitions (1%), partially offset by higher aerospace research and development costs (9%) and commodity and energy price increases (4%).

For the nine months ended September 30, 2006, operating profit increased $112 million (22%) over 2005, principally due to improvements in both the aerospace (22%) and industrial (9%) businesses and the net impact of acquisitions and divestitures (5%). The aerospace improvements were primarily driven by higher original equipment and commercial aftermarket volumes. The remainder of the operating profit change is represented by lower restructuring costs (3%) partially offset by higher aerospace research and development costs (11%) and commodity and energy price increases (5%).

Sikorsky – Revenues increased $228 million (36%) in the third quarter of 2006 compared to the same period of 2005. A significant increase in revenues from military aircraft deliveries (10%) and aftermarket operations (13%) contributed the majority of the 30% organic growth in the quarter with an increase in commercial aircraft revenues providing the remainder. Revenues from the Keystone acquisition contributed an additional $23 million (4%) of the increase. For the first nine months of 2006, revenues increased $198 million (10%) compared to the same period of 2005, due largely to an increase in aftermarket revenues (4%) and the acquisition of Keystone (3%). The increase in aircraft deliveries in the third quarter was largely offset by a decline in deliveries in the first half of 2006 due to the adverse impacts of the strike by the union workforce at Sikorsky.

Operating profits increased $6 million (9%) in the third quarter of 2006 compared to the same period of 2005. The profit contribution from higher revenues was partially offset by incremental costs incurred (net 20%) as the factory adjusted to the steep ramp up in military production required to meet the volume demand. The level of effort required has been further exacerbated as a result of the labor strike. The adverse impact of commodity and energy prices (12%) comprised the majority of the remaining change in operating profits. For the first nine months of 2006, operating profits decreased $65 million (36%) compared to the same period of 2005. The positive impacts of higher volume were more than offset by incremental costs resulting from the union strike and subsequent ramp up in military production to meet volume demand (net 7%). Increased restructuring of $16 million (9%), higher research and development spending on new platforms (8%) and the adverse impact of commodity and energy prices (9%) comprised the remaining decrease.

Eliminations and other – The increase in eliminations and other in the third quarter of 2006 includes the effects of lower hedging costs on our cash management activities and higher interest income levels. The absence of charges booked in the third quarter of 2005, including $23 million for an ongoing legal matter, comprised the remainder of the increase.

Revenues and operating profits in the first nine months of both 2006 and 2005, include pretax interest income of approximately $75 million and $45 million, respectively, associated with the re-evaluation of liabilities and contingencies in light of the IRS’ completion of its examination and the U.S. Congress Joint Committee on Taxation’s approval of the settlement and close-out of the 1994 through 1999 tax years. The remaining change reflects lower gains realized on the sale of marketable securities ($73 million) and the absence of a charge for an ongoing legal matter ($23 million), with the balance largely comprised of the net benefit received from lower hedging costs on our cash management activities.

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

In Millions	September 30, 2006	December 31, 2005	September 30, 2005
Cash and cash equivalents	$2,914	$2,247	$2,102
Total debt	8,291	8,240	7,812
Net debt (total debt less cash and cash equivalents)	5,377	5,993	5,710
Shareowners’ equity	18,934	16,991	15,744
Total capitalization (debt plus equity)	27,225	25,231	23,556
Net capitalization (debt plus equity less cash and cash equivalents)	24,311	22,984	21,454
Debt to total capitalization	30%	33%	33%
Net debt to net capitalization	22%	26%	27%

Net cash flow provided by operating activities of $3,148 million for the first nine months of 2006 was essentially flat compared to the same period in 2005. Net income growth of $424 million and $334 million of benefit from the reduction in voluntary pension contributions in the first nine months of 2006 were partially offset by an unfavorable working capital impact of $143 million and the $283 million payment to the U.S. Department of Defense to settle the commercial engine collaboration programs litigation. The additional working capital growth in the first nine months of 2006 was due primarily to the strong organic revenue growth, increases in inventory from the ramp up in volume and the residual impacts of the Sikorsky strike, and further increases to aerospace inventories resulting from supply chain capacity issues brought about by the high demand throughout the industry.

Cash used in investing activities was $667 million for the first nine months of 2006 compared with $3,818 million for the same period of 2005. The significantly lower usage is primarily the result of the $3.1 billion spent in the first nine months of 2005 for the acquisitions of Kidde, Rocketdyne and Lenel, net of the proceeds received from the disposition of businesses (principally Falk) as compared with the approximately $173 million spent on net acquisitions in the first nine months of 2006. The remaining changes in activity in the first nine months of 2006, as compared with the same period in 2005, include an increase in capital expenditures of $19 million and lower levels of customer financing of $123 million. While we expect that 2006 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,562 million and $880 million related to commercial aircraft at September 30, 2006 and December 31, 2005, respectively.

Net cash flows used in financing activities were $1,876 million for the first nine months of 2006 compared with $493 million provided by financing activities in the same period of 2005. In the second quarter of 2006, we issued an additional $1.1 billion of long-term debt which was used to repay outstanding commercial paper borrowings. At September 30, 2006, we had $1.5 billion available under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. As of September 30, 2006, we had no borrowings under this revolving credit agreement. This revolving credit agreement was renewed in October 2006 and will expire in October 2011. In the fourth quarter of 2006, we and several of our subsidiaries intend to enter into a $1.0 billion multi-currency revolving credit agreement that will be used for general corporate funding purposes. At September 30, 2006, we could issue up to $900 million of additional debt and equity securities under a shelf registration statement on file with the Securities and Exchange Commission. In the second quarter of 2005, we issued $2.4 billion of long-term debt to repay commercial paper borrowings that had been issued for the acquisitions of Kidde and Lenel, and for general corporate purposes.

We repurchased $1,330 million of common stock, representing approximately 22 million shares, in the first nine months of 2006 under an existing 60 million share repurchase program. At September 30, 2006, approximately 16.8 million shares remain available for repurchase under the program. We expect total share repurchases in 2006 to be approximately $2 billion and expect the total number of outstanding shares to decrease during the year. However, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs. We intend to enter into a stock repurchase plan under which a broker will repurchase shares of our common stock on our behalf pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase activity is included within the scope of the overall share repurchase program discussed above.

On April 12, 2006, the Board of Directors approved a 20% increase in our dividend payable in the second quarter of 2006 to $0.265 per share. We paid dividends of $0.22 per share in the first quarter of 2006 totaling $207 million, $0.265 per share in the second quarter for a total of $249 million, and $0.265 per share in the third quarter for a total of $249 million. On October 11, 2006 the Board of Directors declared a dividend of $0.265 per share payable in the fourth quarter of 2006.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. During the first nine months of 2006, we made voluntary cash contributions to our global pension plans of $31 million in addition to a contribution of $150 million in UTC stock in the second quarter of 2006. We expect to contribute less than $250 million in total voluntary contributions to our global pension plans in 2006.

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

We believe that existing sources of liquidity are adequate to meet anticipated borrowing needs at comparable risk-based interest rates for the foreseeable future. The extent and timing of acquisition spending can cause variations in our debt to capital levels. Our level of debt to total capitalization has decreased to 30% at September 30, 2006 after increasing during 2005 as a result of funding acquisition spending. Management believes that our existing cash position and other sources of liquidity are sufficient to satisfy our various cash flow requirements, including further acquisition spending, continued common stock repurchases and pension funding as needed.

Off-Balance Sheet Arrangements and Contractual Obligations

In our Annual Report incorporated by reference in our Form 10-K for the calendar year 2005, we disclosed our off-balance sheet arrangements and contractual obligations in compliance with the Securities and Exchange Commission’s final ruling on the “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” There have been no material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business since December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first nine months of 2006. For discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report incorporated by reference in our Form 10-K for the calendar year 2005.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the President and Chief Operating Officer, the Vice President, Accounting and Finance; Controller and the Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance; Controller and our Vice President, Finance have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance; Controller and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the first nine months of 2006, we invested approximately $535 million, including debt assumed, in the acquisition of businesses. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into these recently acquired businesses.

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

Part II – Other Information

Item 1. Legal Proceedings

There have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for 2005 and Part II, Item 1 of our first and second quarter 2006 Forms 10-Q.

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

We Use a Variety of Raw Materials and Supplier Provided Parts and Components in Our Businesses, and Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products

Our reliance on suppliers and commodity markets to secure raw materials and parts and components used in our products exposes us to volatility in the prices and availability of these materials. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers, supplier capacity constraints, supplier production disruptions, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

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

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. We regularly invest substantial amounts in research and development efforts that pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of internal and supplier produced parts and materials; performance of suppliers and subcontractors; achieving cost and production efficiencies and validation of innovative technologies. These factors involve significant risks and uncertainties. We may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. Any of the foregoing could adversely affect our business and results of operations.

We Are Subject to Litigation That Could Adversely Affect Our Operating Results

Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Item 3 “Legal Proceedings” in the first and second quarters 2006 Forms 10-Q and Item 3 “Legal Proceedings” in our Form 10-K for calendar year 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2006	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
July 1 – July 31	684	$60.85	683	25,422
August 1 – August 31	2,961	$61.57	2,957	22,465
September 1 – September 30	5,636	$63.24	5,636	16,829

Total	9,281	$62.53	9,276

In March 2005, we announced that the Board of Directors authorized the repurchase of up to 30 million shares of our common stock. In April 2005, we announced that the Board of Directors increased the authorized repurchase to 60 million shares to reflect the impact of a 2-for-1 stock split issued in the second quarter of 2005. Shares may be purchased on the open market, in privately negotiated transactions, or both. We intend to enter into a stock repurchase plan under which a broker will repurchase shares of our common stock on our behalf pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase activity is included within the scope of the overall share repurchase program discussed above. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 5,000 shares were reacquired in transactions outside the program during the quarter.

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

UNITED TECHNOLOGIES CORPORATION

Dated: October 20, 2006	by:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: October 20, 2006	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Finance;
Controller

Dated: October 20, 2006	by:	/s/ William H. Trachsel
William H. Trachsel
Senior Vice President and General Counsel

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.