Form 10-K
period 2006-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2007-02-08
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2006 was approximately $63,982,113,467, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 31, 2007, there were 995,786,259 shares of Common Stock outstanding.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Portions of the United Technologies Corporation 2006 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV hereof; and (2) Portions of the United Technologies Corporation Proxy Statement for the 2007 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

UNITED TECHNOLOGIES CORPORATION

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2006

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K for Year Ended December 31, 2006

Whenever reference is made in this Form 10-K to specific sections of UTC’s 2006 Annual Report to Shareowners, those sections are incorporated herein by reference. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. As used herein, the terms “we”, “us”, “our” or “UTC”, unless the context requires otherwise, mean United Technologies Corporation and its subsidiaries.

PART I

Item 1. Business

General

United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable to acquisitions and the internal development of our existing businesses. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report, especially the information contained therein under the heading “Business Overview.”

Our operating units include businesses with operations throughout the world. Otis, Carrier and UTC Fire & Security (collectively referred to as the commercial businesses) serve customers in the commercial and residential property industries worldwide. Carrier also serves commercial, industrial, transport refrigeration and food service equipment customers. Pratt & Whitney, Hamilton Sundstrand and Sikorsky Aircraft (collectively referred to as the aerospace businesses) primarily serve commercial and government customers in the aerospace industry. Hamilton Sundstrand and Pratt & Whitney also serve customers in industrial markets. For 2006, our commercial and industrial revenues (generated principally by our commercial businesses) were 63 percent of our consolidated revenues, and commercial aerospace and military aerospace revenues were approximately 21 percent and 16 percent, respectively, of our total revenues. Revenues for 2006 from outside the United States, including U.S. export sales, were 60 percent of our total segment revenues.

This Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Relations section of our Internet website (www.utc.com) under the headings “Financials” and/or “SEC Filings” as soon as practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Description of Business by Segment

We conduct our business through six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Each segment groups similar operating companies and its management organization has general operating autonomy over a range of products and services. The principal products and services of each segment are as follows:

Otis	—Otis elevators, escalators, moving walkways and service.

Carrier	—Carrier residential, commercial and industrial heating, ventilating, air conditioning (HVAC) and refrigeration systems and equipment, food service equipment, building automation and controls, HVAC and refrigeration components and installation, retrofit and aftermarket services.

UTC Fire & Security	—UTC Fire & Security fire and special hazard detection and suppression systems and fire fighting equipment, electronic security, monitoring and rapid response systems and service and security personnel services.

Pratt & Whitney	—Pratt & Whitney commercial, general aviation and military aircraft engines, parts and services, industrial gas turbines and space propulsion.

Hamilton Sundstrand	—Hamilton Sundstrand aerospace products and aftermarket services, including power generation, management and distribution systems, flight systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units and propeller systems, and industrial products, including air compressors, metering pumps and fluid handling equipment.

Sikorsky	—Sikorsky military and commercial helicopters, aftermarket helicopter and aircraft parts and services.

Segment financial data for the years 2004 through 2006, including financial information about foreign and domestic operations and export sales, appears in Note 15 of “Notes to Consolidated Financial Statements” in our 2006 Annual Report.

Otis

Otis is the world’s largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators for low-, medium- and high-speed applications, as well as a broad line of escalators and moving walkways. In addition to new equipment, Otis provides modernization products to upgrade elevators and escalators as well as maintenance services for both its products and those of other manufacturers. Otis serves customers in the commercial and residential property industries around the world. Sales are made both directly to the customers and, to a limited extent, through sales representatives and distributors.

Revenues generated by Otis’ international operations were 80 percent of total Otis segment revenues in 2006 and 2005. At December 31, 2006, Otis’ business backlog was $11,583 million as compared to $10,243 million at December 31, 2005. Due to an industry-wide progression to longer term maintenance contracts in recent years, in 2006, Otis re-evaluated the factors used to calculate service contract backlog. The backlog amounts above reflect this re-evaluation, which resulted in increased backlog figures. We believe these figures more accurately reflect the current outstanding service contract backlog. Calculated as previously reported, backlog would have been $6,750 million and $5,807 million at December 31, 2006 and 2005, respectively. Of the total Otis backlog at December 31, 2006, approximately $7,200 million is expected to be realized as sales in 2007.

Carrier

Carrier is the world’s largest manufacturer and distributor of HVAC and refrigeration systems. It also produces food service equipment and HVAC and refrigeration related controls for residential, commercial, industrial and transportation applications. Carrier also provides installation, retrofit and aftermarket services and components for the products it sells and those of other manufacturers in the HVAC and refrigeration industries. Carrier’s products and services are sold under Carrier and other brand names to building contractors and owners, homeowners, transportation companies, retail stores and food service companies. Sales are made both directly to the customer and through manufacturer representatives, distributors, wholesalers, dealers and retail outlets. Certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather.

Revenues generated by Carrier’s international operations, including U.S. export sales, were 54 percent and 55 percent of total Carrier segment revenues in 2006 and 2005, respectively. At December 31, 2006, Carrier’s business backlog was $1,852 million as compared to $2,099 million at December 31, 2005. Substantially all the business backlog at December 31, 2006 is expected to be realized as sales in 2007.

UTC Fire & Security

UTC Fire & Security (UTC F&S) is a global provider of security and fire safety products and services. We created the UTC F&S segment in the second quarter of 2005 upon acquiring Kidde plc. The UTC F&S segment includes our former Chubb segment, Kidde’s industrial, retail and commercial fire safety businesses and Lenel Systems International, Inc., a leader in the development and delivery of scalable, integrated security software systems and business solutions. In the electronic security industry, UTC F&S provides system integration, installation and service of intruder alarms, access control systems and video surveillance systems. In the fire safety industry, UTC F&S designs, manufactures, integrates, installs and services fire and specialty hazard detection and fixed suppression systems and manufactures, sells and services portable fire extinguishers and other fire fighting equipment. UTC F&S also provides monitoring, response and security personnel services, including cash-in-transit security, to complement its electronic security and fire safety products. Its products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants and other end-users requiring a high level of security and fire protection for their businesses and residences.

UTC F&S provides its products and services under Chubb, Kidde, Lenel and other brand names and sells directly to the customer as well as through manufacturer representatives, distributors and dealers. Revenues generated by UTC F&S’s international operations were 84 percent and 87 percent of total UTC F&S segment revenues in 2006 and 2005, respectively. At December 31, 2006, UTC F&S’s business backlog was $692 million as compared to $582 million at December 31, 2005. Substantially all the business backlog at December 31, 2006 is expected to be realized as sales in 2007.

Pratt & Whitney

Pratt & Whitney is among the world’s leading suppliers of commercial, general aviation and military aircraft engines. Pratt & Whitney’s Global Service Partners provides maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services. Pratt & Whitney produces families of engines for wide, narrow body and military aircraft that power both Boeing and Airbus aircraft. Pratt & Whitney also sells engines for auxiliary power units, industrial applications and space propulsion systems. Pratt & Whitney Canada (P&WC) is a world leader for engines powering business, regional, light jet, utility and military aircraft and helicopters. Pratt & Whitney Rocketdyne (PWR) is a leader in the design, development and manufacture of sophisticated aerospace propulsion systems for military and commercial applications, including the space shuttle.

In view of the risk and cost associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which revenues, costs and risks are shared. At December 31, 2006, the interests of participants in current Pratt & Whitney-directed commercial jet engine production programs ranged from 14 to 29 percent. In addition, Pratt & Whitney has interests in other programs. These include a 33 percent interest in the International Aero Engines (IAE) collaboration that sells and supports V2500 engines for the A320 family of aircraft and a 50 percent interest in the Engine Alliance (EA) with GE Aviation to develop, market and manufacture the GP7000 engine for the A380 aircraft. At December 31, 2006, other participants held interests totaling 40 percent of Pratt & Whitney’s share of the EA. Flight testing of the GP7000 commenced in 2006. European Aviation Safety Agency certification of the A380 aircraft with the GP7000 engines is expected in 2007, with expected entry into service in 2008.

In terms of engine development programs, Pratt & Whitney is under contract with the U.S. Air Force to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Lightning II aircraft being developed by Lockheed Martin. In addition, Pratt & Whitney is currently developing technology, including testing of a geared turbofan, which is intended to enable it to power the next generation A320 and 737 aircraft. Pratt & Whitney has also initiated the Advantage 70 program, which is intended to enhance its PW4000 engine for the A330 aircraft by reducing maintenance and fuel costs and increasing thrust. PWR is developing a liquid fuel J-2x engine to support NASA’s vision for space exploration. P&WC is developing the PW600 engine series for the very light jet market. Two of the engine models have been certified to power Cessna Aircraft’s Citation Mustang and Eclipse Aviation’s Eclipse 500. A third engine model is expected to be certified in 2007 to power the Embraer Phenom 100. P&WC is also developing the PW210 engine for Sikorsky’s S-76D helicopter. IAE is developing the V2500 Select as a follow-on to its V2500 engine. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion. During 2006, Pratt & Whitney launched Global Material Solutions (GMS), a new business that intends to engineer, certify, manufacture, sell, distribute and service new original equipment parts, including life limited parts, for CFM56®-3 engines.

Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, space launch vehicle providers and U.S. and foreign governments. The vast majority of sales are made directly to the customer and, to a limited extent, through independent distributors or foreign sales representatives. Sales to Airbus and Boeing were 12 and 6 percent, respectively, of total Pratt & Whitney revenues in 2006, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. government were 33 percent of total Pratt & Whitney revenues in 2006.

Revenues from Pratt & Whitney’s international operations, including U.S. exports, were 53 percent and 54 percent of total Pratt & Whitney segment revenues in 2006 and 2005, respectively. At December 31, 2006, Pratt & Whitney’s business backlog was $16,893 million, including $2,895 million of U.S. government funded contracts and subcontracts, as compared to $17,834 million and $2,959 million, respectively, at December 31, 2005. Of the total Pratt & Whitney backlog at December 31, 2006, approximately $6,118 million is expected to be realized as sales in 2007. During 2006, P&WC began including an estimate of the net realizable value of all future sales remaining on long term aftermarket maintenance agreements in the business backlog, consistent with Pratt & Whitney’s practice. As these contracts are sole source and represent an increasing portion of Pratt & Whitney’s aftermarket business, management believes their inclusion provides a more accurate representation of the business backlog. Calculated as previously reported, backlog would have been $15,836 million and $16,831 million at December 31, 2006 and 2005, respectively. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total revenues. See Note 1 to Consolidated Financial Statements in our 2006 Annual Report for a description of our accounting for long-term contracts.

Hamilton Sundstrand

Hamilton Sundstrand is among the world’s leading suppliers of technologically advanced aerospace and industrial products and aftermarket services for diversified industries worldwide. Hamilton Sundstrand’s aerospace products, such as power generation management and distribution systems, flight systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units and propeller systems, serve commercial, military, regional, business and general aviation, as well as space and undersea applications. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet maintenance programs. Hamilton Sundstrand sells aerospace products to airframe manufacturers, the U.S. and foreign governments, aircraft operators and independent distributors. Hamilton Sundstrand sales of aerospace products to Boeing, Airbus and Pratt & Whitney, collectively, including sales where the U.S. government was the ultimate customer, were 17% percent of Hamilton Sundstrand segment sales in 2006.

Hamilton Sundstrand is engaged in development programs for the Boeing 787 aircraft, the Airbus A380 aircraft, the F-35 Lightning II military aircraft and the A400M military aircraft. Hamilton Sundstrand is also the prime contractor for NASA’s space suit/life support system and produces environmental monitoring and control, life support, mechanical systems and thermal control systems for the space shuttle, international space station and the Orion crew exploration vehicle.

Hamilton Sundstrand’s principal industrial products, such as air compressors, metering pumps and fluid handling equipment, serve industries involved with raw material processing, bulk material handling, construction, hydrocarbon and chemical processing, and water and wastewater treatment. These products are sold under the Sullair, Sundyne, Milton Roy and other brand names directly to end-users, through manufacturer representatives and distributors.

Revenues generated by Hamilton Sundstrand’s international operations, including U.S. export sales, were 47 percent and 45 percent of total Hamilton Sundstrand segment revenues in 2006 and 2005, respectively. At December 31, 2006, Hamilton Sundstrand’s business backlog was $4,527 million, including $725 million under U.S. government funded contracts and subcontracts, as compared to $3,700 million and $708 million, respectively, at December 31, 2005. Of the total Hamilton Sundstrand backlog at December 31, 2006, approximately $2,600 million is expected to be realized as sales in 2007. During 2006, Hamilton Sundstrand began including an estimate of the net realizable value of all future sales remaining on long term aftermarket maintenance agreements in the business backlog. As these contracts are sole source and represent an increasing portion of Hamilton Sundstrand’s aftermarket business, management believes their inclusion provides a more accurate representation of the business backlog. Calculated as previously reported, backlog would have been $3,015 million and $2,823 million at December 31, 2006 and 2005, respectively.

Sikorsky

Sikorsky is one of the world’s largest manufacturers of military and commercial helicopters and also provides aftermarket helicopter and aircraft parts and services.

Current production programs at Sikorsky include the UH-60L and UH-60M Black Hawk medium-transport helicopters for the U.S. and foreign governments, the MH-60S and MH-60R helicopters for the U.S. Navy, the International Naval Hawk for multiple naval missions, and the S-76 and the S-92 helicopters for commercial operations. In June 2005, the U.S. Army awarded Sikorsky a low rate initial production contract for new UH-60M Black Hawk advanced utility helicopters. This contract is the last phase before the Army makes the full rate production decision. In April 2006, Sikorsky was awarded a System Development and Demonstration contract for the U.S. Marine Corps CH-53K next generation heavy lift helicopter. Development of the H-92 helicopter for military markets and the S-76D helicopter, which is expected to be the next generation of the S-76 helicopter, is in process.

In December 2006, Sikorsky entered into an agreement to acquire the Polish aircraft manufacturer, PZL Mielec, which is intended to form the foundation for Sikorsky’s European operations. This acquisition is expected to close in the first half of 2007, subject to regulatory and other customary conditions.

Sikorsky’s aftermarket business includes spare parts sales, overhaul and repair services, maintenance contracts, and logistics support programs for helicopters and other aircraft. Sales are made directly by Sikorsky and by its subsidiaries and joint ventures. Sikorsky is increasingly engaging in logistics support programs and partnering with its government and commercial customers to manage and provide maintenance and repair services.

Revenues generated by Sikorsky’s international operations, including U.S. export sales, were 34 percent and 31 percent of total Sikorsky revenues in 2006 and 2005, respectively. At December 31, 2006, Sikorsky’s business backlog was $8,789 million, including $3,257 million under U.S. government funded contracts and subcontracts, as compared to $7,531 million and $2,261 million, respectively, at December 31, 2005. Of the total Sikorsky backlog at December 31, 2006, approximately $3,800 million is expected to be realized as sales in 2007.

Other

UTC Power develops and markets distributed generation power systems and fuel cell power plants for stationary, transportation, space and defense applications. UTC Power’s three primary distributed generation product lines, PureCell 200 fuel cell power plants, PureComfort combined cooling, heat and power systems and PureCycle geothermal organic Rankine cycle power systems, are designed to provide reliable, efficient and environmentally responsible energy solutions for customers.

UTC Power’s automotive and bus transportation fuel cell power plants are based on proton exchange membrane (PEM) technology, including its PureMotion 120 power plant, which is currently used in revenue service in transit bus applications. UTC Power is currently developing PEM fuel cells for submarine applications. UTC Power’s alkaline-based fuel cells are used on NASA’s space shuttle program.

Although fuel cells are believed to be superior to conventional power generation technologies in terms of efficiency and environmental characteristics, the technology is still in development and continued technology advancement and cost reduction of key fuel cell components are required to achieve wide-scale market acceptance. Government support is needed to advance fuel cell technology to a truly commercial stage. There is still significant uncertainty as to whether and when commercially viable PEM fuel cells will be produced.

UTC Power and its related UTC Fuel Cells unit merged effective January 1, 2007. The results of UTC Power and UTC Fuel Cells are included in the “Eliminations and other” category in the segment financial data in Note 15 of “Notes to Consolidated Financial Statements” in our 2006 Annual Report.

Other Matters Relating to Our Business as a Whole

Competition and Other Factors Affecting Our Businesses

As worldwide businesses, our operations can be affected by a variety of economic and other factors, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2006 Annual Report, in this Item 1 under the heading “Other Matters Relating to Our Business as a Whole”, in Item 1A. “Risk Factors” and in “Cautionary Note Concerning Factors That May Affect Future Results” in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the United States and other countries, and each competes on the basis of price, delivery schedule, product performance and service.

Our aerospace businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. Customer selections of engines and components can also have a significant impact on later sales of parts and services. In addition, the U.S. and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation and Rolls Royce plc. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4 and 13 of “Notes to Consolidated Financial Statements” in our 2006 Annual Report.

Research and Development

Since changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $1,529 million, or 3.2 percent of total sales in 2006, as compared with $1,367 million or 3.2 percent of total sales in 2005 and $1,267 million or 3.5 percent of total sales in 2004. We also perform research and development work under contracts funded by the U.S. government and other customers. This contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Hamilton Sundstrand and Sikorsky segments, amounted to $1,952 million in 2006, as compared with $1,650 million in 2005 and $1,619 million in 2004. These contract research and development costs include amounts that are expensed as incurred, through cost of products sold, and amounts that are capitalized into inventory to be subsequently recovered through production aircraft shipments. Of the totals, $1,621 million, $1,478 million and $1,585 million were expensed in 2006, 2005 and 2004, respectively. The remaining costs have been capitalized.

U.S. Government Contracts

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. government sales are made under fixed-price type contracts, while approximately $2.1 billion of our total sales for 2006 were made under cost-reimbursement type contracts.

Our contracts with the U.S. government are also subject to audits. Like many defense contractors, we have received audit reports from the U.S. government which recommend that we reduce certain contract prices because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports have involved substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and we continue to litigate certain cases. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” and Item 3 “Legal Proceedings” in this Form 10-K and Note 14 of “Notes to Consolidated Financial Statements” in our 2006 Annual Report for further discussion.

Compliance with Environmental and Other Government Regulations

Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 14 of “Notes to Consolidated Financial Statements” in our 2006 Annual Report.

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

We believe we have adequate sources for our purchases of materials, components, services and supplies used in our manufacturing. We work continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating our purchases, reducing the number of suppliers, strategic global sourcing and using online bidding competitions among potential suppliers. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations by suppliers. Like other users in the U.S., we are largely dependent upon foreign sources for certain raw materials requirements such as cobalt (Finland, Norway, Russia and Canada), tantalum (Australia and Canada), chromium (South Africa, Kazakhstan, Zimbabwe and Russia) and rhenium (Chile, Kazakhstan and Germany). We have a number of ongoing programs to manage this dependence and the accompanying risk, including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Although recent high prices for some raw materials important to some of our businesses (steel, copper, aluminum, titanium and nickel) have caused margin and cost pressures, we do not foresee any near term unavailability of materials, components or supplies that would have an adverse effect on our business, or on any of our business segments. For further discussion of the possible effects of the cost and availability of raw materials on our business, see Item 1A. “Risk Factors” in this Form 10-K.

Employees and Employee Relations

At December 31, 2006, our total employment was approximately 214,500, approximately 66 percent of which represents employees based outside the United States. During 2006, we renegotiated twenty multi-year collective bargaining agreements, the largest of which covered certain workers at Sikorsky and Carrier. In 2007, numerous collective bargaining agreements are subject to renegotiation, the largest of which cover certain workers at Hamilton Sundstrand, Otis and Pratt & Whitney. We do not anticipate any problems in renegotiating these contracts that would either individually, or in the aggregate, have a material adverse effect on our financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of “Notes to Consolidated Financial Statements” in our 2006 Annual Report.

For a discussion of other matters which may affect our financial condition, results of operations or cash flows, including the risks of our international operations, see the further discussion under the headings “General” and “Description of Business by Segment” in this section and Item 1A. “Risk Factors” in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report.

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time. This Annual Report on Form 10-K for 2006 includes important information as to these factors in the “Business” section under the headings “General”, “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole” and in the “Risk Factors” and “Legal Proceedings” sections. Additional important information as to these factors is included in our 2006 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2006 Annual Report.

Our Financial Performance Is Dependent on the Conditions of the Aerospace and Construction Industries

The results of our commercial and military aerospace businesses, which generated 37 percent of our revenues in 2006, are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2007, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements to new engines that increase reliability. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

The results of our commercial and industrial businesses, which generated 63 percent of our revenues in 2006, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs and other global and political factors. In addition to these factors, Carrier’s financial performance can also be influenced by production and utilization of transport equipment and, in its residential business, weather conditions.

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

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Foreign Currency Fluctuations and Changes in Local Government Regulation

We conduct our business on a global basis, with 60 percent of our total 2006 segment revenues derived from operations outside of the United States and from U.S. export sales. Fluctuations in exchange rates may affect product demand in export markets and affect reported profits of our non-U.S. operations (primarily the commercial businesses) where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements on non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations, and repatriation of earnings. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. For example, as a condition of sale or award of a contract, some international customers require us to agree to offset arrangements, which may include in-country purchases, manufacturing and financial support arrangements. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements. In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Russia and South Africa, that carry high levels of currency, political and economic risk. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

We Use a Variety of Raw Materials, Supplier Provided Parts, Components, Sub-Systems and Third Party Contract Manufacturing Services in Our Businesses, and Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products

Our reliance on suppliers, third party contract manufacturing and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials. In some instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers or third party contract manufacturers, supplier capacity constraints, supplier and third party contract manufacturer production disruptions, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

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

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. We regularly invest substantial amounts in research and development efforts that pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of internal and supplier produced parts and materials; performance of suppliers and subcontractors; achieving cost and production efficiencies and validation of innovative technologies. These factors involve significant risks and uncertainties. We may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. In particular, we cannot predict with certainty whether, when and in what quantities Pratt & Whitney or its affiliates will produce aircraft engines currently in development or pending required certifications. Any of the foregoing could adversely affect our business and results of operations.

We Are Subject to Litigation and Legal Compliance Risks That Could Adversely Affect Our Operating Results

We are subject to a variety of litigation and legal compliance risks. These risks include, among other things, litigation concerning product liability matters, personal injuries, intellectual property rights, government contracts, taxes, environmental matters, compliance with competition laws and sales and trading practices. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by generally accepted accounting principles, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Item 3 “Legal Proceedings” in this Form 10-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

	Number of Facilities - Owned
Location	Otis	Carrier	Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	—	18	9	27	22	8	—	84
Europe & Middle East	8	12	13	2	20	—	—	55
Asia	3	3	—	6	2	—	—	14
Emerging Markets*	13	23	6	9	4	—	—	55

	24	56	28	44	48	8	—	208

Non-Manufacturing:
North America	4	23	1	33	5	—	11	77
Europe & Middle East	16	13	2	—	1	—	—	32
Asia	1	1	5	1	—	—	—	8
Emerging Markets*	7	13	2	3	—	—	—	25

	28	50	10	37	6	—	11	142

	Number of Facilities - Leased
Location	Otis	Carrier	Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	2	9	4	19	6	7	2	49
Europe & Middle East	2	7	9	1	10	1	—	30
Asia	—	1	—	3	2	—	—	6
Emerging Markets*	1	5	7	3	2	1	—	19

	5	22	20	26	20	9	2	104

Non-Manufacturing:
North America	4	83	16	19	2	7	4	135
Europe & Middle East	11	27	13	1	—	—	—	52
Asia	8	5	7	2	1	2	1	26
Emerging Markets*	11	21	2	1	—	—	—	35

	34	136	38	23	3	9	5	248

*	For purposes of this table, emerging markets include the countries included in the Morgan Stanley Capital International Emerging Markets Global IndexSM.

Our fixed assets as of December 31, 2006 include the manufacturing facilities and non-manufacturing facilities such as warehouses set forth in the tables above and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2006 are in good operating condition, are well maintained and substantially all are in regular use.

Our management believes that the fixed assets capitalized and the facilities in operation at December 31, 2006 for the production of our products are suitable and adequate for the business conducted therein in the current business environment and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time adjust our facility needs.

For discussion of the effect of our restructuring actions on manufacturing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of “Notes to Consolidated Financial Statements” in our 2006 Annual Report.

Item 3. Legal Proceedings

As previously reported, the Department of Justice (DOJ) sued us in 1999 in the U.S. District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine. The DOJ alleges that the government overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. Treble damages and penalties of up to $10,000 per false claim could be assessed if the court finds that Pratt & Whitney violated the civil False Claims Act, and common law damages would accrue pre-judgment interest. Trial of this matter was completed in December 2004. At trial, the government claimed Pratt & Whitney’s liability is $624 million. We believe that this estimate is substantially overstated, denied any liability and vigorously defended against the DOJ’s claims. A decision is pending. Should the government ultimately prevail with respect to the foregoing government contract matter, the outcome could result in a material effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. However, we believe that the resolution of this matter will not have a material adverse effect upon our competitive position, cash flows or financial condition.

As previously reported, the European Commission’s Competition Directorate (EU Commission) conducted inspections in early 2004 at offices of our Otis subsidiary in Berlin, Brussels, Luxembourg and Paris relating to an investigation of possible unlawful collusive arrangements involving the European elevator and escalator industry. Based on the results of our own internal investigation, we believe that some Otis employees engaged in activities at a local level in Belgium, Luxembourg, The Netherlands and Germany in violation of Otis and UTC policies and European competition law. On October 13, 2005, we received a Statement of Objections (SO) from the EU Commission relating to this investigation. The SO, an administrative complaint, alleges infringements of EU competition rules by certain elevator companies, including Otis, in Belgium, Luxembourg, The Netherlands and Germany. We responded to the SO on February 21, 2006 and have cooperated fully with the EU Commission. We expect the EU Commission to issue a decision in the near term, but cannot reasonably estimate the range of civil fines to which we or Otis would likely be subject. The aggregate amount of such fines could be material to our operating results for the period in which the liability would be recognized or cash flows for the period in which the fines would be paid. We do not believe that any such fines would have a material adverse effect on our financial condition, or that the resolution of this matter would have a material adverse effect on Otis’ competitive position.

Since the EU Commission’s investigation became public, class action lawsuits were filed in various federal district courts in the United States alleging that we, Otis and other elevator manufacturers engaged in violations of Sections 1 and 2 of the Sherman Act. Those lawsuits were transferred to and consolidated in the U.S. District Court for the Southern District of New York. On June 6, 2006, the district court judge granted our motion to dismiss without leave to replead. On June 30, 2006, the plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. We expect a decision in the second or third quarter of 2007. We continue to believe this litigation is without merit.

As previously reported, in December 2003, the U.S. Environmental Protection Agency executed a search warrant at Hamilton Sundstrand seeking records and data regarding processes for monitoring, treating and discharging wastewater at a Connecticut manufacturing facility. Hamilton Sundstrand also received a Notice of Violation associated with the same matter from the Connecticut Department of Environmental Protection. On February 8, 2007 Hamilton Sundstrand pled guilty to a two-count Federal criminal information alleging that it violated the Clean Water Act by filing inaccurate reports of hexavalent chrome levels at an internal sampling point from 2001 to 2003, and by discharging wastewater containing an excessive amount of copper into the Farmington River. Pursuant to a plea agreement, Hamilton Sundstrand will pay a $1 million penalty and be placed on probation for a five year period. Over this period, Hamilton Sundstrand will also contribute to and perform $11 million of projects to benefit the environment and take a number of actions with respect to environmental training, compliance, oversight, reporting and auditing. Hamilton Sundstrand also entered into a Consent Order with the Connecticut Department of Environmental Protection to resolve the related Notice of Violation. Under the Consent Order, Hamilton Sundstrand will pay an additional $75,000 fine, and $675,000 of the $11 million in projects described above will be designated to resolve its liability under the Notice of Violation.

In 2005, the Korean Fair Trade Commission conducted an inspection at the office of Otis’ Korean subsidiary in connection with an investigation of possible unlawful collusive arrangements in the Korean elevator industry. Based on the results of our internal investigation, we believe that some employees at this subsidiary engaged in activities at a local level in violation of Otis and UTC policies and Korean competition law. We are cooperating fully with the investigation. We do not believe that any fines that may be imposed will be material to UTC or have a materially adverse impact on Otis’ competitive position.

As previously reported, like many other companies in recent years, we or our subsidiaries have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of our products or premises. While we have never manufactured asbestos and no longer incorporate it in any currently manufactured products, certain of our historical products, like those of many other manufacturers, have contained components incorporating asbestos. We have made no payment in a substantial majority of the cases closed to date. The remainder of the resolved cases have settled for amounts that are not material to us, and have been supported in part by insurance. At present, we are named in approximately 2,830 lawsuits involving approximately 15,365 individual claimants. In our report on Form 10-K for the year ended December 31, 2004, we reported that approximately 18,000 claimants were then joined in lawsuits in Mississippi state courts. Typically, these Mississippi lawsuits named from 200 to 400 other companies as defendants along with us or our subsidiaries. The complaints did not identify any of our products or products of our subsidiaries, or specify the amount of damages claimed. In addition, the complaints did not allege which claimants, if any, were exposed to asbestos attributable to our products or premises, nor the extent, if any, to which such claimants had been harmed. Since our 2004 report, as a result of changes in the law governing joinder and pleading in Mississippi, approximately 5,700 Mississippi claimants have been transferred to the Federal Multidistrict Litigation asbestos docket in Pennsylvania. Many other claimants have been dismissed without prejudice and required to file claims, if they can, that allege more specifically the claimant’s exposure to asbestos and the resulting harm. At present, the total number of claimants in Mississippi is approximately 4,955.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2006.

Executive Officers of the Registrant

The following persons are or will become executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2002	Age 2/8/07
Ari Bousbib	President, Otis Elevator (since 2002)	Executive Vice President and Chief Operating Officer, Otis Elevator	45

William M. Brown	President, UTC Fire & Security (since 2006)	President, Asia Pacific, Carrier Corporation; President, Carrier Transicold	44

William L. Bucknall, Jr.	Senior Vice President, Human Resources and Organization (since 1992)	—	64

Louis R. Chênevert	Director, President and Chief Operating Officer (since 2006)	President, Pratt & Whitney	49

Geraud Darnis	President, Carrier Corporation (since 2001)	—	47

George David	Chairman (since 1997) and Chief Executive Officer (since 1994)	Chairman, President and Chief Executive Officer, United Technologies Corporation	64

Stephen N. Finger	President, Pratt & Whitney (since 2006)	President, Sikorsky Aircraft; President, Military Engines and Executive Vice President, Engineering and Operations, Pratt & Whitney	58

James E. Geisler	Vice President, Finance (since 2004)	Director, Financial Planning and Analysis, United Technologies Corporation	40

Name	Title	Other Business Experience Since 1/1/2002	Age 2/8/07
Charles D. Gill	Senior Vice President and General Counsel (effective April 11, 2007)	Vice President and General Counsel, and Secretary, Carrier Corporation; Executive Assistant to Chairman and Chief Executive Officer, United Technologies Corporation; Vice President, Legal Affairs, Carrier Corporation Asia Pacific Operations	42

Gregory J. Hayes	Vice President, Accounting and Finance (since 2006), Controller (since 2003)	Vice President, Accounting and Control, Controller, United Technologies Corporation; Vice President, Financial Planning and Analysis and Treasury, Hamilton Sundstrand	46

David P. Hess	President, Hamilton Sundstrand Corporation (since 2005)	President, Hamilton Sundstrand Aerospace Power Systems	51

Jeffrey P. Pino	President, Sikorsky Aircraft (since 2006)	Senior Vice President, Marketing & Commercial Programs, Sikorsky Aircraft; Senior Vice President, Commercial Business Unit, Bell Helicopter, Textron	52

Thomas I. Rogan	Vice President, Treasurer (since 2001)	—	54

William H. Trachsel	Senior Vice President and General Counsel (since 2004; until April 11, 2007)	Senior Vice President, General Counsel and Secretary, United Technologies Corporation	63

Debra A. Valentine	Vice President, Deputy General Counsel and Secretary (effective April 11, 2007)	Vice President, Secretary and Associate General Counsel, United Technologies Corporation; Partner, O’Melveny and Myers LLP	53

Jan van Dokkum	President, UTC Power (since 2002)	President and Chief Executive Officer, Siemens Power Transmission and Distribution, Inc.	53

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Performance Graph and Comparative Stock Data appearing in our 2006 Annual Report containing the following data relating to our Common Stock: shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends is hereby incorporated by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2006.

2006	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
October 1 – October 31	2,750	65.01	2,746	14,083
November 1 – November 30	5,322	65.11	5,321	8,762
December 1 – December 31	3,356	63.51	3,354	58,294	*

Total	11,428	64.62	11,421	58,294

*	7,115 shares that could still have been purchased under the limits of the old program became unavailable as of December 13, 2006 with the authorization of the new program. The 58,294 shares currently available are all under the new program.

On December 13, 2006, we announced that our Board of Directors authorized the repurchase of up to 60 million shares of our common stock. Shares may be purchased on the open market, in privately negotiated transactions, or both. In the fourth quarter of 2006, we entered into a stock repurchase plan under which a broker repurchases shares of our common stock on our behalf pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 7,000 shares were reacquired in transactions outside the program during the quarter.

In June 2006 and May 2005, we contributed 2,497,919 and 3,000,000 shares of our common stock, respectively, valued at $150 million and $157 million, respectively, to our U.S. defined pension plans, in accordance with Section 4(2) of the Securities Act of 1933. These contributions will reduce our future obligations to fund the plans.

Item 6. Selected Financial Data

The Five Year Summary appearing in our 2006 Annual Report, containing revenues, net income, basic and diluted earnings per share, cash dividends per common share, total assets and long-term debt, is hereby incorporated by reference. See “Notes to Consolidated Financial Statements” in our 2006 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five Year Summary.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risk sensitive instruments, see discussion under the headings “Market Risk and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report and “Foreign Exchange and Hedging Activity” in Note 1 and Note 12 of “Notes to Consolidated Financial Statements” in our 2006 Annual Report.

Item 8. Financial Statements and Supplementary Data

The 2006 and 2005 Consolidated Balance Sheet, and other financial statements for the years 2006, 2005 and 2004, together with the report thereon of PricewaterhouseCoopers LLP dated February 8, 2007 in our 2006 Annual Report are incorporated by reference in this Form 10-K. The 2006 and 2005 unaudited Selected Quarterly Financial Data appearing in our 2006 Annual Report is incorporated by reference in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the President and Chief Operating Officer, the Vice President, Accounting and Finance; Controller and the Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance; Controller and our Vice President, Finance concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance; Controller and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2006 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference to the section of our Proxy Statement for the 2007 Annual Meeting of Shareowners entitled “General Information Concerning the Board of Directors”, subsections “Nominees” and “The Audit Committee.” Information regarding executive officers is contained in Part I of this Form 10-K under the heading “—Executive Officers of the Registrant.” Information concerning Section 16(a) compliance is incorporated by reference to the section of our Proxy Statement for the 2007 Annual Meeting of Shareowners entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at www.utc.com/responsibility/ethics/english/coe_english.pdf. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Committee on Nominations and Governance, Public Issues Review Committee and Committee on Compensation and Executive Development are available on our website at http://investors.utc.com/charters.cfm. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, United Technologies Building, Investor Relations, Hartford, CT 06101.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2007 Annual Meeting of Shareowners entitled “Executive Compensation” and “Director Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference to the section of our Proxy Statement for the 2007 Annual Meeting entitled “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners.” The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 concerning common stock issuable under equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	66,546,676	(1)	$39.57		28,092,510	(2)
Equity compensation plans not approved by security holders	13,978,079	(3)	$38.54		—

Total	80,524,755		$39.39	(4)	28,092,510

(1)

Consists of options awarded under the 1989 Long Term Incentive Plan (the “1989 LTIP”), the 2005 Long Term Incentive Plan (the “2005 LTIP”) and the Non-Employee Director Stock Option Plan. Options issued under the 1989 LTIP include options that resulted from the conversion of awards granted under equity compensation plans of Sundstrand Corp. at the time it was merged into Hamilton Sundstrand Corp. This amount includes 269,500 restricted shares and 1,140,060 performance share units at the target level. Up to an additional 1,140,060 performance units could be issued if performance goals are achieved above target.

(2)	Represents the maximum number of shares of common stock available to be awarded as of December 31, 2006.

(3)	Consists of options awarded under the Employee Stock Option Plan. Effective April 14, 2005, all equity compensation awards are now provided under the shareowner approved 2005 LTIP.

(4)	Weighted-average calculation does not include restricted shares and performance share units because they have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2007 Annual Meeting entitled “Transactions with Related Persons” and “General Information Concerning the Board of Directors”.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2007 Annual Meeting entitled “Appointment of a Firm of Independent Registered Public Accountants to Serve as Independent Auditors,” under the headings “Audit Fees,” “Audit Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated by reference from the 2006 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2006:

Page Number in Form 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

Schedule II - Valuation and Qualifying Accounts	S-II

Consent of Independent Registered Public Accounting Firm	F-I

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number
3(i)	Restated Certificate of Incorporation, restated as of May 8, 2006.*

3(ii)	Bylaws as amended and restated effective February 6, 2006, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed February 8, 2006.

4.1	Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(a) to UTC’s Registration Statement on Form S-3 (Commission File No. 333-60276) filed with the SEC on May 4, 2001). UTC hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of UTC and its consolidated subsidiaries and any unconsolidated subsidiaries.

10.1	United Technologies Corporation Annual Executive Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995.

10.2	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.3	United Technologies Corporation Pension Preservation Plan, as amended and restated, incorporated by reference to Exhibit 10.3 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002.

10.4	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992, and Amendment thereto, incorporated by reference to Exhibit 10.4 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.5	Amended and Restated United Technologies Corporation Deferred Compensation Plan, dated September 1, 2002, as amended October 1, 2004.*

10.6	United Technologies Corporation Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.7	United Technologies Corporation Executive Leadership Program, incorporated by reference to Exhibit 10.7 to the UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004, as amended.

10.8	United Technologies Corporation Directors’ Restricted Stock/Unit Program, incorporated by reference to Exhibit 10(xiii) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.9	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, incorporated by reference to Exhibit 10.9 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, and Amendment 1 thereto, incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Report on Form 10-Q for the quarterly period ended June 30, 2000.

10.10	United Technologies Corporation Pension Replacement Plan, as amended and restated, incorporated by reference to Exhibit 10.10 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002.

10.11	United Technologies Corporation Special Retention and Stock Appreciation Program, incorporated by reference to Exhibit 10(xvi) to UTC’s Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 1995.

10.12	United Technologies Corporation Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, Amendment 1 thereto, incorporated by reference to Exhibit 10(iii)(A)(2) to UTC’s Report on Form 10-Q for the quarterly period ended June 30, 2000, Amendment 2 thereto, incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Report on Form 10-Q for the quarterly period ended June 30, 2001, Amendment 3 thereto, incorporated by reference to Exhibit 10.17 to UTC’s Annual Report on Form 10-K for fiscal year ending December 31, 2001, Amendment 4 thereto, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2002 and Amendment 5 thereto, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.13	United Technologies Corporation Employee Stock Option Plan, incorporated by reference to Exhibit 10.13 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002, and Amendment 1 thereto, incorporated by reference to Exhibit 10.13 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.14	United Technologies Corporation Employee Scholar Program, as amended and restated on June 27, 2003, incorporated by reference to Exhibit 10.14 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.15	Nonqualified Stock Option and Dividend Equivalent Award Schedule of Terms relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812 ) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to UTC’s Annual

Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.15 to UTC’s Annual Report on form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2004.

10.16	Restricted Stock Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.1 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.17	Nonqualified Stock Option Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long-Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.2 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.18	Restricted Stock Unit Award relating to the United Technologies Corporation Directors’ Restricted Stock/Unit Program (previously filed as Exhibit 10(xiii) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992), incorporated by reference to Exhibit 10.3 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.19	Form of Award relating to the United Technologies Corporation Nonemployee Director Stock Option Plan (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, as amended by Amendment 1 thereto (previously filed as Exhibit 10(iii)(A)(2) to the Corporation’s Report on Form 10-Q for quarterly period ended June 30, 2000), Amendment 2 thereto (previously filed as Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2001), Amendment 3 thereto (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2001), Amendment 4 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for fiscal year ending December 31, 2002) and Amendment 5 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2003)), incorporated by reference to Exhibit 10.4 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.20	Recognition Stock Option Program Prospectus and Statement of Award relating to the United Technologies Corporation Employee Stock Option Plan (previously filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002, as amended by Amendment 1, filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.5 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.21	Continuous Improvement Incentive Program Non-qualified Stock Option and Dividend Equivalent Award Schedule of Terms and Forms of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.6 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.22	Retainer Payment Election Form relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (previously filed as Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended 1995, as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000)), incorporated by reference to Exhibit 10.8 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.23	United Technologies Corporation 2005 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005.

10.24	Schedule of Terms for restricted stock awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.25	Form of Award Agreement for restricted stock awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.26	Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.27	Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.4 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.28	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed December 20, 2005.

10.29	Schedule of Terms for performance share unit awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed December 20, 2005.

10.30	Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005, incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed December 20, 2005.

10.31	United Technologies Corporation Executive Leadership Group Agreement, as amended, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

10.32	Form of Agreement for Executive Leadership Group Restricted Share Unit Retention Awards, incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

10.33	Schedule of Terms for Executive Leadership Restricted Share Unit Awards, incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

10.34	United Technologies Corporation Board of Directors 2006 Retainer Payment Election Form, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2006.

10.35	Form of Award Agreement for Performance Share Units and Stock Appreciation Rights Awards relating to the 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 15, 2005), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K filed October 16, 2006.

11	Statement Re: Computations of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Annual Report for the year ended December 31, 2006 (except for the information thereof expressly incorporated by reference in this Form 10-K, the Annual Report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this Form 10-K).*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at www.utc.com/responsibility/ethics/english/coe_english.pdf.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP, included as page F-I of this Form 10-K.

24	Powers of Attorney of John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Harold W. McGraw III, Richard B. Myers, Frank P. Popoff, H. Patrick Swygert, André Villeneuve, H. A. Wagner and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.35 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By:	/s/ JAMES E. GEISLER
James E. Geisler
Vice President, Finance

By:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Vice President, Accounting and Finance; Controller

Date: February 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature	Title	Date
/S/ GEORGE DAVID (George David)	Chairman, Director and Chief Executive Officer	February 8, 2007

/S/ LOUIS R. CHÊNEVERT (Louis R. Chênevert)	Director, President and Chief Operating Officer	February 8, 2007

/S/ JAMES E. GEISLER (James E. Geisler)	Vice President, Finance	February 8, 2007

/S/ GREGORY J. HAYES (Gregory J. Hayes)	Vice President, Accounting and Finance; Controller	February 8, 2007

/S/ JOHN V. FARACI* (John V. Faraci)	Director )

/S/ JEAN-PIERRE GARNIER* (Jean-Pierre Garnier)	Director )

/S/ JAMIE S. GORELICK* (Jamie S. Gorelick)	Director )

/S/ CHARLES R. LEE* (Charles R. Lee)	Director )

/S/ RICHARD D. MCCORMICK* (Richard D. McCormick)	Director )

/S/ HAROLD W. MCGRAW III* (Harold W. McGraw III)	Director )

/S/ RICHARD B. MYERS* (Richard B. Myers)	Director )

/S/ FRANK P. POPOFF* (Frank P. Popoff)	Director )

/S/ H. PATRICK SWYGERT* (H. Patrick Swygert)	Director )

/S/ ANDRÉ VILLENEUVE* (André Villeneuve)	Director )

/S/ H. A. WAGNER* (H. A. Wagner)	Director )

/S/ CHRISTINE TODD WHITMAN* (Christine Todd Whitman)	Director )

* By:	/s/ DEBRA A. VALENTINE
Debra A. Valentine
Vice President, Secretary and
Associate General Counsel, as Attorney-in-Fact

Date: February 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of United Technologies Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 8, 2007 appearing in the 2006 Annual Report to Shareowners of United Technologies Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 8, 2007

S-I

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Three Years Ended December 31, 2006

(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:

Balance December 31, 2003	$484
Provision charged to income	73
Doubtful accounts written off (net)	(131)
Other adjustments	26

Balance December 31, 2004	452
Provision charged to income	85
Doubtful accounts written off (net)	(90)
Other adjustments	(21)

Balance December 31, 2005	426
Provision charged to income	71
Doubtful accounts written off (net)	(89)
Other adjustments	16

Balance December 31, 2006	$424

Future Income Tax Benefits - Valuation allowance:

Balance December 31, 2003	$477
Reductions charged to goodwill, due to acquisitions	(28)
Additions charged to income tax expense	61
Reductions credited to income tax expense	(19)
Other adjustments	(24)

Balance December 31, 2004	467
Additions charged to income tax expense	39
Reductions charged to goodwill, due to acquisitions	(6)
Reductions credited to income tax expense	(15)
Other adjustments	11

Balance December 31, 2005	496
Additions charged to income tax expense	99
Additions charged to goodwill, due to acquisitions	24
Reductions credited to income tax expense	(92)
Other adjustments	15

Balance December 31, 2006	$542

S-II

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-124743), in the Registration Statement on Form S-4 (No. 333-77991) as amended by Post-Effective Amendment No. 1 on Form S-8 (No. 333-77991) and in the Registration Statements on Form S-8 (Nos. 333-125478, 333-125476, 333-125293, 333-110020, 333-103307, 333-103305, 333-100724, 333-100723, 333-100718, 333-82911, 333-77817, 333-21853, 333-21851, 033-58937, 033-57769 and 033-51385) of United Technologies Corporation of our report dated February 8, 2007 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareowners, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 8, 2007 relating to the financial statement schedule, which appears on page S-I of this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 8, 2007

F-I