Form 10-Q
period 2007-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2007-04-20
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-812

UNITED TECHNOLOGIES CORPORATION

DELAWARE	06-0570975

One Financial Plaza, Hartford, Connecticut 06103

(860) 728-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

At March 31, 2007 there were 994,430,367 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2007

“We”, “Us”, “Our” and “UTC” unless the context otherwise requires, means United Technologies Corporation and its subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
In Millions (except per share amounts)	2007	2006
Revenues:
Product sales	$8,535	$7,483
Service sales	3,401	2,963
Other income, net	342	169

	12,278	10,615

Costs and expenses:
Cost of products sold	6,635	5,673
Cost of services sold	2,361	1,977
Research and development	382	369
Selling, general and administrative	1,396	1,314

Operating profit	1,504	1,282

Interest	150	142

Income before income taxes and minority interests	1,354	1,140
Income tax expense	442	319
Minority interests	93	53

Net income	$819	$768

Earnings per share of Common Stock:
Basic	$.85	$.78
Diluted	$.82	$.76

Dividends per share of Common Stock	$.27	$.22

Average number of shares outstanding:
Basic	968	984
Diluted	993	1,009

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In Millions	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$2,481	$2,546
Accounts receivable, net	7,978	7,679
Inventories and contracts in progress, net	7,508	6,657
Future income tax benefits	1,348	1,261
Other current assets	872	701

Total Current Assets	20,187	18,844

Customer financing assets	940	1,073
Future income tax benefits	1,657	1,690

Fixed assets	13,856	13,738
Less: Accumulated depreciation	(8,097)	(8,013)

Net Fixed Assets	5,759	5,725

Goodwill	14,299	14,146
Intangible assets	3,229	3,216
Other assets	2,512	2,447

Total Assets	$48,583	$47,141

Liabilities and Shareowners’ Equity
Short-term borrowings	$1,193	$857
Accounts payable	4,786	4,263
Accrued liabilities	10,093	10,051
Long-term debt currently due	36	37

Total Current Liabilities	16,108	15,208

Long-term debt	7,035	7,037
Future pension and postretirement benefit obligations	2,261	2,926
Other long-term liabilities	4,219	3,837

Total Liabilities	29,623	29,008

Minority interests in subsidiary companies	854	836

Shareowners’ Equity:
Common Stock	9,959	9,622
Treasury Stock	(9,861)	(9,413)
Retained earnings	19,243	18,754
Unearned ESOP shares	(222)	(227)
Accumulated other non-shareowners’ changes in equity	(1,013)	(1,439)

Total Shareowners’ Equity	18,106	17,297

Total Liabilities and Shareowners’ Equity	$48,583	$47,141

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In Millions	2007	2006
Operating Activities:
Net income	$819	$768
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	278	264
Deferred income tax benefit	(150)	(21)
Minority interests in subsidiaries’ earnings	93	53
Stock compensation cost	54	44
Change in:
Accounts receivable	(289)	135
Inventories and contracts in progress	(846)	(781)
Accounts payable and accrued liabilities	1,075	503
Other current assets	(217)	(31)
Voluntary contributions to global pension plans*	—	—
Other, net	(364)	41

Net cash flows provided by operating activities	453	975

Investing Activities:
Capital expenditures	(208)	(201)
Investments in businesses	(240)	(119)
Dispositions of businesses	130	29
Increase in customer financing assets, net	(2)	(84)
Other, net	160	48

Net cash flows used in investing activities	(160)	(327)

Financing Activities:
(Repayment) issuance of long-term debt, net	(46)	3
Increase (decrease) in short-term borrowings, net	332	(17)
Common Stock issued under employee stock plans	121	104
Dividends paid on Common Stock	(245)	(207)
Repurchase of Common Stock	(500)	(375)
Other, net	(39)	8

Net cash flows used in financing activities	(377)	(484)

Effect of foreign exchange rate changes on cash and cash equivalents	19	6

Net (decrease) increase in cash and cash equivalents	(65)	170

Cash and cash equivalents, beginning of year	2,546	2,247

Cash and cash equivalents, end of period	$2,481	$2,417

*	Non-cash activities include contributions of UTC common stock of $150 million to domestic defined benefit pension plans in the first quarter of 2007.

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at March 31, 2007 and for the quarters ended March 31, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report incorporated by reference in Form 10-K for calendar year 2006.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. During the first three months of 2007, our net investment in businesses was approximately $290 million, including debt assumed of approximately $50 million, and consisted of a number of small acquisitions in both the commercial and aerospace businesses. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities, the relocation or reduction of employees and other restructuring activities.

In March 2007, we announced an offer to purchase Initial Electronic Security Group (IESG), a division of Rentokil Initial, plc, for approximately $1.2 billion. We anticipate that the closing of the acquisition will occur during the second quarter of 2007, subject to customary closing conditions. It is expected that the acquisition will enhance UTC Fire & Security’s scale and capability in the electronic security business in national markets where we have a significant presence. IESG sells integrated security systems, intrusion detection, closed circuit television, access control and security software. It is headquartered in the United Kingdom with operations in the Netherlands, France and the United States. IESG had reported sales of approximately $580 million in 2006.

Concurrent with the above acquisition announcement, we also announced our intention to divest UTC Fire & Security’s manned guarding businesses in Australia and the United Kingdom. The combined revenues of these guarding businesses are approximately $550 million annually. The acquisition of IESG, coupled with the divestiture of these low-technology manned guarding businesses, is intended to assist in the transition of UTC Fire & Security’s portfolio towards higher margin and growth opportunities.

Goodwill. Changes in our goodwill balances for the first three months of 2007 were as follows:

In Millions	Balance as of January 1, 2007	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of March 31, 2007
Otis	$1,305	$(2)	$(6)	$1,297
Carrier	2,604	149	4	2,757
UTC Fire & Security	4,430	4	2	4,436
Pratt & Whitney	1,002	—	—	1,002
Hamilton Sundstrand	4,525	—	1	4,526
Sikorsky	192	3	—	195

Total Segments	14,058	154	1	14,213

Eliminations & Other	88	(2)	—	86

Total	$14,146	$152	$1	$14,299

The majority of the $153 million increase in goodwill pertains to the finalization of purchase accounting completed in the preceding twelve months.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2007		December 31, 2006
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$1,328	$(530)	$1,304	$(507)
Patents and trademarks	364	(83)	362	(79)
Other, principally customer relationships	1,897	(467)	1,845	(421)

	3,589	(1,080)	3,511	(1,007)

Unamortized:
Trademarks and other	720	—	712	—

Total	$4,309	$(1,080)	$4,223	$(1,007)

Amortization of intangible assets for the quarter ended March 31, 2007 was $72 million compared with $67 million for the same period of 2006. Amortization of these intangible assets for 2007 through 2011 is expected to approximate $240 million per year.

Note 2: Earnings Per Share

	Quarter Ended March 31,
In Millions (except per share amounts)	2007	2006
Net income	$819	$768

Average shares:
Basic	968	984
Stock awards	25	25

Diluted	993	1,009

Earnings per share of Common Stock:
Basic	$.85	$.78
Diluted	$.82	$.76

Note 3: Inventories and Contracts in Progress

Inventories consist of the following:

In Millions	March 31, 2007	December 31, 2006
Raw materials	$1,067	$1,082
Work-in-process	2,592	2,409
Finished goods	3,690	2,956
Contracts in progress	3,912	3,603

	11,261	10,050
Less:
Progress payments, secured by lien, on U.S. Government contracts	(360)	(259)
Billings on contracts in progress	(3,393)	(3,134)

	$7,508	$6,657

Note 4: Borrowings and Lines of Credit

At March 31, 2007, we had credit commitments from banks totaling $2.5 billion. We had a credit commitment of $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. This credit agreement expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. This credit agreement expires November 2011. There were no borrowings under either of these revolving credit agreements as of March 31, 2007.

At March 31, 2007, up to $900 million of additional debt and equity securities could be issued under a shelf registration statement on file with the Securities and Exchange Commission.

Note 5: Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a charge of approximately $19 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of $815 million of which $604 million, if recognized, would affect the effective tax rate. Also as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $142 million. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense.

We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Spain, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1995.

We are currently under audit by the Internal Revenue Service for the 2000 to 2005 tax years. It is likely that the examination phase of the audit for the years 2000 to 2003 will conclude in 2007, and it is reasonably possible a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Contributions to these plans during the first three months of 2007 and 2006 were as follows:

	Quarter Ended March 31,
In Millions	2007	2006
Defined Benefit Plans:
Voluntary	$—	$—
Mandatory	15	17

Total Defined Benefit Plans	$15	$17

Defined Contribution Plans	$57	$54

We also contributed $150 million of common stock to our defined benefit pension plans in the first quarter of 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the company’s fiscal year end. Except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008, the provisions of SFAS 158 were effective for fiscal years ending after December 15, 2006 and, as such, were adopted during 2006.

We have early-adopted the measurement date provisions of SFAS 158 effective January 1, 2007. The majority of our pension and postretirement plans previously used a November 30 measurement date. All plans are now measured as of December 31, consistent with the company’s fiscal year end. The non-cash effect of the adoption of the measurement date provisions of SFAS 158 increased shareowners’ equity by approximately $425 million and decreased long-term liabilities by approximately $620 million. There was no effect on our results of operations.

The following table illustrates the components of net periodic benefit cost for our pension and other postretirement benefits:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
In Millions	2007	2006	2007	2006
Service cost	$108	$108	$1	$2
Interest cost	293	279	14	14
Expected return on plan assets	(381)	(352)	(1)	(1)
Amortization	9	8	(2)	(6)
Recognized actuarial net loss	62	81	—	—

	91	124	12	9
Net settlement and curtailment loss	—	2	—	—

Total net periodic benefit cost	$91	$126	$12	$9

Note 7: Restructuring and Related Costs

During the first three months of 2007, we recorded net pre-tax restructuring and related (credits)/charges in our business segments totaling $35 million for new and ongoing restructuring actions as follows: Otis $(2) million, Carrier $12 million, UTC Fire & Security $2 million, Pratt & Whitney $20 million, Hamilton Sundstrand $6 million and Sikorsky $(3) million. The net charges included $27 million in cost of sales, $9 million in selling, general and administrative expenses and $(1) million in other income and, as described below, relate to actions initiated during 2007 and 2006 and trailing costs related to certain 2005 actions.

2007 Actions. During the first three months of 2007, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges totaling $23 million, including $8 million in cost of sales and $15 million in selling, general and administrative expenses.

As of March 31, 2007, net workforce reductions of approximately 100 employees of an expected 400 employees have been completed, and 300,000 net square feet of facilities is expected to be exited. The majority of the remaining workforce and all facility related cost reduction actions are targeted for completion during 2007.

The following table summarizes the accrual balances and utilization by cost type for the 2007 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Net pre-tax restructuring charges	$14	$1	$8	$23
Utilization	(1)	(1)	(1)	(3)

Balance at March 31, 2007	$13	$—	$7	$20

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$22	$1	$28	$51
Costs incurred – quarter ended March 31, 2007	(14)	(1)	(8)	(23)

Remaining costs at March 31, 2007	$8	$—	$20	$28

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by segment:

In Millions	Expected Costs	Costs incurred – Quarter ended March 31, 2007	Remaining costs at March 31, 2007
Otis	$7	$(1)	$6
Carrier	16	(13)	3
UTC Fire & Security	1	(1)	—
Pratt & Whitney	26	(8)	18
Sikorsky	1	—	1

Total	$51	$(23)	$28

2006 Actions. During the first three months of 2007, we recorded net pre-tax restructuring and related charges/(credits) in the business segments totaling $2 million for restructuring actions initiated in 2006, including $3 million in cost of sales and $(1) million in selling, general and administrative expenses. The 2006 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities.

As of March 31, 2007, net workforce reductions of approximately 2,300 employees, of an expected 4,000 employees have been completed, and 100,000 net square feet of facilities of an expected 600,000 net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2007.

The following table summarizes the accrual balances and utilization by cost type for the 2006 restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at December 31, 2006	$49	$—	$6	$55
Net pre-tax restructuring (reversals) charges	(2)	—	4	2
Utilization	(20)	—	(2)	(22)

Balance at March 31, 2007	$27	$—	$8	$35

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$180	$12	$72	$264
Costs incurred through December 31, 2006	(179)	(12)	(29)	(220)
Reversals (costs incurred) – quarter ended March 31, 2007	2	—	(4)	(2)

Remaining costs at March 31, 2007	$3	$—	$39	$42

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by segment:

In Millions	Expected Costs	Costs incurred through December 31, 2006	Costs incurred – Quarter ended March 31, 2007	Remaining costs at March 31, 2007
Otis	$46	$(47)	$1	$—
Carrier	64	(61)	(1)	2
UTC Fire & Security	51	(40)	(1)	10
Pratt & Whitney	79	(46)	(3)	30
Hamilton Sundstrand	6	(5)	(1)	—
Sikorsky	18	(21)	3	—

Total	$264	$(220)	$(2)	$42

2005 and Prior Actions. During the first three months of 2007, we recorded net pre-tax restructuring and related charges/(credits) in the business segments totaling $10 million for restructuring actions initiated in 2005 and prior years, including $16 million in cost of sales, and reversals of $(5) million in selling, general and administrative expenses and $(1) million in other income. These actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing sales and service facilities, including the initiation of the closure of a portion of Hamilton Sundstrand’s Rockford manufacturing facility.

As of March 31, 2007, net workforce reductions of approximately 2,500 employees, of an expected 2,900 employees have been completed, and 700,000 net square feet of facilities of an expected 1.2 million net square feet have been exited. The remaining facility related cost reductions will be completed through 2008 as a result of aerospace supply chain issues.

The following table summarizes the accrual balances and utilization by cost type for the 2005 and prior restructuring actions:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at December 31, 2006	$15	$—	$17	$32
Net pre-tax restructuring (reversals) charges	(7)	7	10	10
Utilization	(3)	(7)	(12)	(22)

Balance at March 31, 2007	$5	$—	$15	$20

The following table summarizes expected, incurred and remaining costs for the 2005 and prior restructuring actions by type:

In Millions	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$132	$45	$88	$265
Costs incurred through December 31, 2006	(139)	(38)	(64)	(241)
Reversals (costs incurred) – quarter ended March 31, 2007	7	(7)	(10)	(10)

Remaining costs at March 31, 2007	$—	$—	$14	$14

The following table summarizes expected, incurred and remaining costs for the 2005 and prior restructuring actions by segment:

In Millions	Expected Costs	Costs incurred through December 31, 2006	Costs incurred – Quarter ended March 31, 2007	Remaining costs at March 31, 2007
Otis	$49	$(51)	$2	$—
Carrier	67	(69)	2	—
UTC Fire & Security	25	(25)	—	—
Pratt & Whitney	44	(31)	(9)	4
Hamilton Sundstrand	71	(56)	(5)	10
Sikorsky	3	(3)	—	—
Eliminations & Other	6	(6)	—	—

Total	$265	$(241)	$(10)	$14

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

At March 31, 2007 and December 31, 2006, the fair value of derivatives recorded as assets was $73 million and $93 million, respectively, and the fair value of derivatives recorded as liabilities was $132 million and $98 million, respectively. Of the amount recorded in shareowners’ equity, a $2.7 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended March 31, 2007 were not significant. All open derivative contracts accounted for as cash flow hedges mature by December 2010.

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters ended March 31, 2007 and 2006 is provided below:

	Quarter Ended March 31,
In Millions	2007	2006
Shareowners’ Equity, beginning of period	$17,297	$16,991
Effects of changing pension plan measurement date pursuant to SFAS No. 158, net of taxes	425	—
Adoption of FASB Interpretation No. 48	(19)	—

	17,703	16,991
Common Stock issued under employee plans	249	189
Common Stock repurchased	(515)	(375)
Common Stock contributed to pension plans	150	—
Dividends paid on Common Stock	(245)	(207)
Dividends paid on ESOP Common Stock	(11)	(11)
Non-shareowners’ Changes in Equity:
Net income	819	768
Foreign currency translation, net	22	17
Decreases in unrealized gains from available-for-sale investments, net	(86)	(6)
Cash flow hedging income, net	(27)	(9)
Change in pension & post-retirement benefit plans, net	47	—

Shareowners’ Equity, end of period	$18,106	$17,357

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2006.

The changes in the carrying amount of service and product warranties and product performance guarantees for the three months ended March 31, 2007 and 2006 are as follows:

In Millions	2007	2006
Balance - January 1	$1,321	$1,183
Warranties and performance guarantees issued	99	111
Settlements made	(129)	(91)
Other	3	6

Balance - March 31	$1,294	$1,209

Note 11: Contingent Liabilities

Summarized below are the matters previously described in Notes 1 and 14 of the Notes to the Consolidated Financial Statements in our Annual Report, incorporated by reference in Form 10-K for calendar year 2006.

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

As previously disclosed, the U.S. Department of Justice (DoJ) sued us in 1999 under the civil False Claims Act and other theories related to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and GE’s F110 engine. The DoJ alleges that the government overpaid for engines because Pratt & Whitney inflated certain costs and withheld data. The government claims damages of $624 million. We deny any liability, believe this estimate of damages is substantially overstated, and are vigorously defending the matter. Trial of this matter was completed in December 2004 and a decision is pending.

Should the U.S. government ultimately prevail with respect to the foregoing government contracting matter, the outcome could result in a material effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. However, we believe that the resolution of this matter will not have a material adverse effect on our results of operations, competitive position, cash flows or financial condition.

As previously reported, the European Commission’s Competition Directorate (EU Commission) conducted inspections in early 2004 at offices of our Otis subsidiary in Berlin, Brussels, Luxembourg and Paris relating to an investigation of possible unlawful collusive arrangements involving the European elevator and escalator industry. On February 21, 2007, the EU Commission ruled that Otis’ subsidiaries in Belgium, Luxembourg and the Netherlands, and a portion of the business of Otis’ German subsidiary, violated EU competition rules and assessed a 225 million Euro (approximately $300 million) civil fine against Otis, its relevant local entities, and UTC. We paid $88 million of the fine in March 2007. The remaining $212 million was deposited into a trust that will disburse the funds to the EU Commission in May 2007. These funds have been classified as restricted cash and are included in other current assets in the Condensed Consolidated Balance Sheet. The charge for the fine, net of previously established reserves of approximately $80 million, was recorded in cost of sales and is included in Eliminations and Other for segment reporting. We intend to appeal the EU Commission’s decision to the European Court of First Instance.

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

Note 12: Segment Financial Data

Our operations are classified into six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services.

Results for the quarters ended March 31, 2007 and 2006 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2007	2006	2007	2006	2007	2006
Otis	$2,728	$2,348	$574	$439	21.0%	18.7%
Carrier	3,130	2,904	213	204	6.8%	7.0%
UTC Fire & Security	1,246	1,112	86	65	6.9%	5.8%
Pratt & Whitney	2,767	2,568	490	430	17.7%	16.7%
Hamilton Sundstrand	1,313	1,164	218	181	16.6%	15.5%
Sikorsky	1,006	512	73	3	7.3%	0.6%

Total segment	12,190	10,608	1,654	1,322	13.6%	12.5%
Eliminations and other	88	7	(63)	45
General corporate expenses	—	—	(87)	(85)

Consolidated	$12,278	$10,615	$1,504	$1,282	12.3%	12.1%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under collaboration agreements are recorded as earned and collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended March 31, 2007 and 2006 was approximately $213 million and $184 million, respectively.

Note 13: Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2007 and 2006, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 20, 2007, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of March 31, 2007, and the related condensed consolidated statements of operations for each of the three-month periods ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. This interim financial information is the responsibility of the Corporation’s management.

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

As discussed in Note 5 of the condensed consolidated interim financial statements, the Corporation has recognized uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as of January 1, 2007. As discussed in Note 6 of the condensed consolidated interim financial statements, the Corporation has changed the measurement date of its pension and postretirement plans to be consistent with the Corporation’s fiscal year end in accordance with the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of January 1, 2007.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, of cash flows and of changes in shareowners’ equity for the year then ended, management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006; and in our report dated February 8, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

April 20, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We operate in six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses”, while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses”. The current status of significant factors impacting our business environment in 2007 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is incorporated by reference in our Form 10-K for calendar year 2006.

General

As worldwide businesses, our operations are affected by global and regional industrial, economic and political factors. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or the economy of any single country on our consolidated results.

Global economic conditions remained solid in the first quarter of 2007, with continued strength in the commercial aerospace markets and positive growth in most commercial markets, with the exception of the United States where residential new construction continues a steep decline with an adverse impact to Carrier’s North American residential heating, ventilating and air conditioning (HVAC) business. However, the overall positive economic conditions, and a higher opening order backlog, generated strong organic revenue growth of 10% in the first quarter of 2007. This organic growth follows the 9% realized in 2006 and the 7% realized in 2005. The increase in organic growth in the first quarter of 2007, as compared with 2006, is largely attributable to the absence of the labor strike that adversely affected Sikorsky’s revenues in the first quarter of 2006. As noted in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Sikorsky’s union workforce in their Connecticut and Florida facilities were on strike for six weeks during the first quarter of 2006 which resulted in a substantial reduction to aircraft deliveries, spares and overhaul and repair volumes. The first quarter 2007 revenues reflect the resumption of full production at Sikorsky as well as a significant increase in volume associated with the strong demand for both commercial and military helicopters and services. The favorable impact of foreign currency translation (3%), gains on asset dispositions (2%), and the impact of acquisitions completed in the past year (1%) contributed the remainder of the 16% total growth in revenues year-over-year.

The increase in revenue was accompanied by continued improvements in operational efficiencies to generate a commensurate increase in operating profit in the first quarter of 2007 as compared with the same period in 2006. Results in the quarter also include the adverse impact from a civil fine levied against Otis, its relevant local entities, and UTC by the European Commission’s Competition Directorate. As previously disclosed, and as discussed more fully in Note 11 to the Condensed Consolidated Financial Statements, certain Otis subsidiaries in Europe were charged with violating European Union competition rules based upon an investigation of the European elevator and escalator industry that began in 2004. In February 2007, the European Commission’s Competition Directorate issued their ruling and assessed a civil fine of approximately $300 million (EU Fine) against Otis, its relevant local entities and UTC. Previous reserves for the fine, gains from the sale of certain assets and the favorable impact of a contract termination at Pratt & Whitney helped to offset the adverse impact of the fine and incremental restructuring charges of $35 million, resulting in a net charge to earnings per share of $.07 in the quarter. Of the gains on the sale of assets, approximately $150 million related to the sale of marketable securities has been included in Eliminations and Other for segment reporting purposes and approximately $80 million resulting from the sale of land has been included in the Otis segment. The charge for the EU Fine, net of existing reserves (approximately $216 million), is included in Eliminations and Other.

Weakness of the U.S. dollar against certain currencies such as the Euro generated a positive foreign currency translation impact of $.03 per share as compared with an adverse impact of $.02 per share in the first quarter of 2006. Increases in energy and certain commodity prices experienced over the last two years continued to adversely impact earnings in the first quarter of 2007. After a partial recovery through pricing, the net impact to earnings for the three months ended March 31, 2007 was approximately $100 million as compared to an impact of approximately $45 million for the same period in 2006. The net impact for the full year is expected to be approximately $300 million.

Commercial Businesses

Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, although Carrier also serves customers in the commercial and transport refrigeration industries. Revenues in the commercial businesses are influenced by residential and commercial construction activity, domestic and world gross domestic product growth levels, overall global economic conditions and, for Carrier, seasonal weather conditions. To ensure adequate supply of Carrier products in the distribution channel, Carrier customarily offers its customers incentives to purchase products.

Despite the continued downturn in the North American residential housing industry, revenues for Carrier increased in the first quarter of 2007 due to strength in the commercial construction, refrigeration and international HVAC markets. Inventories of existing homes have continued to increase while residential new construction starts have declined even further. Consistent with the general market declines, Carrier’s residential split system unit shipments dropped by approximately 35% in the quarter, compared to the first quarter of 2006, while furnace shipments declined approximately 20%, due to the weak housing market and unseasonably warm winter. The comparative decline in split system shipments is exacerbated by the strong North American demand that existed in the first quarter of 2006 in advance of changes in U.S. energy efficiency standards and the transition to 13 SEER product.

Within the Otis segment, organic revenue growth of 7% in the first quarter of 2007 was aided by a strong opening backlog and revenues increased in all geographic regions, led by Asia Pacific and North America. New equipment orders remained strong in the quarter with double digit growth in all regions. Prices remain under significant pressure in Korea, China and Japan.

UTC Fire & Security’s revenue growth was driven largely by acquisitions and the favorable impact of foreign currency translation. The organic growth of 3% resulted from growth in all UTC Fire & Security’s businesses with the exception of Fire & Security Australia.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. Revenue passenger miles (RPMs), U.S. government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses. The strong production levels at airframe manufacturers, as well as the continued high usage of aircraft, as evidenced by the growth in RPMs, have generated strong commercial aerospace growth. Commercial aftermarket growth of 16% was augmented by strong original equipment manufacture and helicopter growth. Excluding helicopter revenues, military volume was essentially flat. However, positive global economic conditions and government military spending are helping to drive helicopter demand and, as a result, Sikorsky’s military and commercial backlog remains very strong. As noted previously, a strike at Sikorsky’s Connecticut and Florida facilities in the first quarter of 2006 resulted in significantly lower volumes for comparative purposes. Although helicopter deliveries improved significantly following the resumption of full production, Sikorsky continues to work towards reducing the incremental manufacturing costs that were incurred to accommodate the steep ramp up required to meet production requirements for more complex helicopters and strong backlog. Additionally, Sikorsky has been contending with a concurrent effort to reconfigure manufacturing processes including the sourcing of certain activities and the transfer of work to other manufacturing facilities to increase capacity. These efforts will continue throughout 2007 with deliveries expected to be back on schedule towards the end of 2007.

Overall economic conditions are also affecting the cost and availability of raw materials, such as titanium and nickel, as industry demand outpaces current capacity. The availability and pricing of these materials are expected to continue to affect aerospace performance and could have a further adverse impact on future performance depending on market conditions.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first three months of 2007, we invested approximately $290 million in acquisitions across our businesses, including debt assumed (approximately $50 million) and recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity and the finalization of purchase accounting, goodwill increased approximately $150 million.

In March 2007, we announced an offer to purchase Initial Electronic Security Group (IESG), a division of Rentokil Initial, plc, for approximately $1.2 billion. The acquisition is expected to be completed in the second quarter of 2007, subject to customary closing conditions. IESG sells integrated security systems, intrusion detection, closed circuit television, access control and security software. It is headquartered in the United Kingdom with operations in the Netherlands, France and the United States. IESG had reported sales of approximately $580 million in 2006 and is anticipated to contribute approximately $300 million of incremental revenues to UTC Fire & Security’s 2007 results. Additionally, as a result of projected synergistic opportunities, UTC Fire & Security is expected to realize savings of approximately $40 million by 2009.

Concurrent with the above acquisition announcement, we also announced our intention to divest UTC Fire & Security’s manned guarding businesses in Australia and the United Kingdom. The combined revenues of these guarding businesses are approximately $550 million annually. The acquisition of IESG, coupled with the divestiture of these low-technology manned guarding businesses, is intended to assist in the transition of UTC Fire & Security’s portfolio towards higher margin and growth opportunities.

We continue to expect to invest approximately $2 billion in acquisitions for 2007, including those announced during the first quarter of 2007, although this will depend upon the timing and availability of acquisition opportunities.

Other

Government legislation, policies and regulations can have a negative impact on our worldwide operations. Government regulation of refrigerants and energy efficiency standards, elevator safety codes and fire protection regulations are important to our commercial businesses. Government and market-driven safety and performance regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact our aerospace and defense businesses.

Commercial airline financial distress/consolidation, global economic conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates and energy costs create uncertainties that could impact our earnings outlook for the remainder of 2007. See Part II, Item 1A. Risk Factors for further discussion.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our Annual Report, incorporated by reference in our Form 10-K for the calendar year 2006, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Notes 5 and 6 to the Condensed Consolidated Financial Statements, we have adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, and the measurement date provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” on January 1, 2007. Other than these changes, there have been no significant changes in our critical accounting estimates during the first three months of 2007.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter ended March 31,
In Millions	2007	2006	% change
Sales	$11,936	$10,446	14.3%
Other income, net	342	169	102.4%

Total revenues	$12,278	$10,615	15.7%

Revenue growth in the first quarter of 2007 includes organic growth of 10%, revenue contributed by acquired companies of 1%, and a 3% favorable impact from foreign currency translation resulting from the weakness of the U.S. dollar relative to currencies such as the Euro. Increases in other income contributed the remainder. As discussed above in the “Business Overview” section, the organic revenue growth results principally from strength in the commercial aerospace aftermarket, strong helicopter demand and generally favorable economic conditions in most global markets. As also previously noted, the comparative revenue growth was impacted by the loss in revenues in the first quarter of 2006 due to the strike at Sikorsky, partially offset by the weak North American residential revenues at Carrier in the first quarter of 2007 due to the decline in the residential housing market. The comparative decline in residential revenues is exacerbated by the strong North American demand that existed in the first quarter of 2006.

The increase in other income in the first quarter of 2007 is comprised largely of approximately $150 million in gains resulting from the sale of certain marketable securities and an approximately $80 million gain recognized on the sale of land by Otis. Other income in the first quarter of 2006 included a $25 million gain realized on Pratt & Whitney Canada’s sale of an interest in a newly formed partnership designed to expand market share in the commercial turboshaft engine market, an approximately $25 million gain generated from the sale of marketable securities.

Gross Margin

	Quarter ended March 31,
In Millions	2007	2006
Gross margin	$2,940	$2,796
Percentage of sales	24.6%	26.8%

Gross margin increases for the first quarter of 2007 resulted from higher volumes, savings from previously initiated restructuring actions, and net operational efficiencies (combined approximately 50 basis points). However, gross margin as a percentage of sales declined by 220 basis points as these gains were more than offset by the EU Fine (180 basis points) and the adverse impact of higher commodity costs (90 basis points).

Research and Development

	Quarter ended March 31,
	2007		2006
In Millions	Amount	% of sales	Amount	% of sales
Company-funded	$382	3.2%	$369	3.5%
Customer-funded	431	3.6%	398	3.8%

Total	$813	6.8%	$767	7.3%

The increase in company-funded research and development in the three months ended March 31, 2007 compared to the same period in 2006 was driven largely by spending on the Boeing 787 program at Hamilton Sundstrand. Company-funded research and development spending for the full year 2007 is expected to increase up to $50 million from 2006 levels due to continued investment in new technology programs. The increase in customer-funded research and development largely relates to military helicopter programs at Sikorsky.

Selling, General and Administrative

	Quarter ended March 31,
In Millions	2007	2006
Total expenses	$1,396	$1,314
Percentage of sales	11.7%	12.6%

The increase in selling, general and administrative expenses for the quarter ended March 31, 2007 is due primarily to general increases across the businesses in support of volume and to the adverse impact of foreign currency translation. However, strong control of spending coupled with the significant growth in revenues led to the 90 basis point reduction in expenses as a percentage of sales.

Interest Expense

	Quarter ended March 31,
In Millions	2007	2006
Interest expense	$150	$142
Average interest rate	6.2%	6.2%

Interest expense for the three months ended March 31, 2007 has increased primarily as a result of the issuance of long-term debt in the second quarter of 2006.

Income Taxes

	Quarter ended March 31,
	2007	2006
Effective rate	32.6%	28.0%

The effective tax rate for the first quarter of 2007 was adversely impacted by the EU Fine, the sale of land and marketable securities. The effective tax rate for the balance of the year is expected to approximate 28% absent any additional discrete activity.

Net Income

	Quarter ended March 31,
In Millions, except per share amounts	2007	2006
Net Income	$819	$768
Diluted earnings per share	$.82	$.76

Foreign currency translation had a positive impact on earnings per share in the first quarter of 2007 of $.03 per share as compared with an unfavorable impact of $.02 per share in the first quarter of 2006. The EU Fine, net of previously established reserves against the fine, and incremental restructuring charges were partially offset by gains on the sale of land and marketable securities, and the favorable impact of a contract termination at Pratt & Whitney resulting in a $.07 adverse impact on diluted earnings per share in the quarter ended March 31, 2007. Net income was further reduced by an increase in minority interest which included $27 million for the minority partner’s share of the gain from the previously noted sale of land.

Restructuring and Related Costs

During the first three months of 2007, we recorded net pre-tax restructuring and related (credits)/charges in the business segments totaling $35 million for new and ongoing restructuring actions as follows: Otis $(2) million, Carrier $12 million, UTC Fire & Security $2 million, Pratt & Whitney $20 million, Hamilton Sundstrand $6 million and Sikorsky $(3) million. The net charges included $27 million in cost of sales, $9 million in selling, general and administrative expenses and $(1) million in other income and, as described below, relate to actions initiated during 2007 and 2006, and trailing costs related to certain 2005 actions.

2007 Actions. During the first three months of 2007, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges in the business segments totaling $23 million as follows: Otis $1 million, Carrier $13 million, UTC Fire & Security $1 million and Pratt & Whitney $8 million. The charges included $8 million in cost of sales and $15 million in selling, general and administrative expenses. Those costs included $14 million for severance and related employee termination costs, $1 million for asset write-downs, and $8 million for facility exit and lease termination costs.

We expect the 2007 actions to result in net workforce reductions of approximately 400 hourly and salaried employees, the exiting of approximately 300,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2007, we have completed net workforce reductions of approximately 100 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2007. Approximately 95% of the total pre-tax charge will require cash payments, which we will primarily fund with cash generated from operations. During the first three months of 2007, we had cash outflows of approximately $2 million related to the 2007 programs. We expect to incur additional restructuring and related charges of $28 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $25 million annually.

2006 Actions. During the first three months of 2007, we recorded net pre-tax restructuring and related (credits)/ charges of $2 million for actions initiated in 2006. The 2006 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded the charges for the first three months of 2007 in our segments as follows: Otis $(1) million, Carrier $1 million, UTC Fire & Security $1 million, Pratt & Whitney $3 million, Hamilton Sundstrand $1 million and Sikorsky $(3) million. The net charges included $3 million in cost of sales and $(1) million in selling, general and administrative expenses. Those costs included $4 million for facility exit and lease termination costs, and there were reversals of $(2) million for severance and related employee termination costs.

We expect the 2006 actions to result in net workforce reductions of approximately 4,000 hourly and salaried employees, the exiting of approximately 600,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2007, we have completed net workforce reductions of approximately 2,300 employees and exited 100,000 net square feet of facilities. We target the majority of the remaining workforce and facility actions for completion during 2007. Approximately 90% of the total pre-tax charges will require cash payments, which we will primarily fund with cash generated from operations. During the first three months of 2007, we had cash outflows of approximately $30 million related to the 2006 programs. We expect to incur additional restructuring and related charges of $42 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $140 million annually.

2005 and Prior Actions. During 2005, the more significant actions related to the consolidation of manufacturing operations at Hamilton Sundstrand, including the initiation of the closure of a portion of Rockford manufacturing, and general overhead reduction efforts principally at Pratt & Whitney and Carrier. These actions, when complete, will provide for workforce reductions of approximately 2,900 hourly and salaried employees, the exiting of approximately 1.2 million net square feet of facilities and the disposal of assets associated with the exited facilities. Savings are expected to increase over the two-year period subsequent to initiating the actions, resulting in recurring pre-tax savings of approximately $115 million. We expect cash outflows on these programs to be approximately $155 million, of which approximately $140 million has been funded to date.

Additional 2007 Actions

We expect to incur approximately $50 million of additional restructuring costs in the remainder of 2007 related to previously announced restructuring actions. We expect to initiate additional restructuring actions during the remainder of 2007 due to our continuing cost reduction efforts. No specific plans for significant new actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2007 and 2006 are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarters ended March 31, 2007 and 2006 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2007	2006	2007	2006	2007	2006
Otis	$2,728	$2,348	$574	$439	21.0%	18.7%
Carrier	3,130	2,904	213	204	6.8%	7.0%
UTC Fire & Security	1,246	1,112	86	65	6.9%	5.8%
Pratt & Whitney	2,767	2,568	490	430	17.7%	16.7%
Hamilton Sundstrand	1,313	1,164	218	181	16.6%	15.5%
Sikorsky	1,006	512	73	3	7.3%	0.6%

Total segment	12,190	10,608	1,654	1,322	13.6%	12.5%
Eliminations and other	88	7	(63)	45
General corporate expenses	—	—	(87)	(85)

Consolidated	$12,278	$10,615	$1,504	$1,282	12.3%	12.1%

First quarter 2007 and 2006 restructuring and related charges and reserve reversals included in consolidated operating profit totaled $35 million and $31 million, respectively, as follows:

	Quarter ended March 31,
In Millions	2007	2006
Otis	$(2)	$2
Carrier	12	7
UTC Fire & Security	2	2
Pratt & Whitney	20	12
Hamilton Sundstrand	6	8
Sikorsky	(3)	—

Total	$35	$31

Otis - In the first quarter of 2007, revenues increased $380 million (16%) compared with the same period of 2006 reflecting organic growth (7%), the favorable impact of foreign currency translation (5%) and a gain on the sale of land (4%). Revenues increased in all regions led by increased new equipment sales, reflecting the strong backlog entering the year.

Operating profits increased $135 million (31%) in the first quarter of 2007 compared with the same period of 2006 as a result of higher revenues and cost containment actions, partially offset by escalating commodity costs (5%), the favorable impact of foreign currency translation (6%), lower restructuring charges (1%) and the gain realized on the sale of land (19%). Excluding the land sale, the continued shift in sales mix towards new equipment resulted in lower operating margins.

Carrier - Revenues increased $226 million (8%) in the first quarter of 2007 compared with the same period of 2006. Organic revenue growth in the quarter was 4%. Growth in the North American commercial HVAC, international HVAC and refrigeration businesses was partially offset by continued weakness in the North American residential markets resulting from the steep decline in the U.S. housing market. The favorable impact of foreign currency translation (3%) comprised the majority of the remaining revenue increase during the quarter.

Operating profits increased $9 million (4%) in the first quarter of 2007 compared with the same period of 2006. Earnings growth in the commercial HVAC and refrigeration businesses, and the absence of manufacturing inefficiencies associated with the ramp-up of 13 SEER production were partially offset by the adverse impact of higher commodity costs, net of pricing (combined 4%). The favorable impact of foreign currency translation offset the impact of higher net restructuring charges.

UTC Fire & Security - Revenues increased $134 million (12%) in the first quarter of 2007 compared with the same period of 2006 due largely to the favorable impact of foreign currency translation (5%), acquisitions (4%) and organic growth (3%). Revenue growth was generated in all regions with the exception of Australia.

Operating profits increased $21 million (32%) in the first quarter of 2007 compared with the same period of 2006. Operating profits from the increased volume and net cost reductions from previous restructuring actions (combined 20%) generated the majority of the improvement to operating profits. The favorable impact of foreign currency translation (8%) and acquisitions (4%) contributed the remaining operating profit increase.

Pratt & Whitney - Revenues increased $199 million (8%) in the first quarter of 2007 compared with the same period of 2006. This increase is primarily attributable to higher commercial aftermarket services (5%) and the favorable impact of a contract termination (2%). Increased revenues at the Power Systems business and higher engine shipments at Pratt & Whitney Canada, partially offset by lower military revenues, generated the remaining revenue increase in the quarter.

Operating profits increased $60 million (14%) in the first quarter of 2007 compared with the same period of 2006. Higher volumes, principally in commercial aftermarket services (12%) and the favorable impact of a contract termination (9%), were partially offset by the absence of a gain realized on the sale of a partnership interest in a small engine product line in the first quarter of 2006 (6%) and higher restructuring charges (2%). The higher volume at Pratt & Whitney Canada and Power Systems was largely offset by increased commodity costs and an unfavorable engine mix.

Hamilton Sundstrand - Revenues increased $149 million (13%) in the first quarter of 2007 compared with the same period of 2006, principally due to volume growth across the aerospace (7%) and industrial (4%) businesses. Within aerospace, commercial aftermarket contributed 5% of the increase. The net impact of foreign currency translation and acquisitions and divestitures contributed the remainder of the revenue increase.

Hamilton Sundstrand’s operating profits increased $37 million (20%) in the first quarter of 2007 compared with the same period of 2006, principally due to volume improvements in both the aerospace (15%) and industrial (4%) businesses. The aerospace improvement was driven by commercial aftermarket revenue growth (14%). Commercial original equipment manufacturer revenue growth (11%) was offset by increased company-funded research and development costs, primarily related to the Boeing 787 program (10%). The net impact of foreign currency translation, acquisitions and divestitures and higher commodity costs, net of price increases, contributed the remainder of the operating profit increase.

Sikorsky - Revenues increased $494 million (96%) in the first quarter of 2007 compared with the same period of 2006. The increase reflects higher volumes and full production in the first quarter of 2007 as compared with the substantially reduced volume in the first quarter of 2006 resulting from the six week strike of Sikorsky’s union workforce. Increases in commercial aircraft revenues (27%), military aircraft deliveries and program support (39%) and aftermarket operations (31%) comprised a majority of the increase.

Operating profits increased $70 million from nearly breakeven in the first quarter of 2006 to $73 million in the first quarter of 2007. The absence of the strike related impact in the first quarter of 2006, and the increased volume from strong commercial and military demand, generated the significant improvement to operating profit in the first quarter of 2007.

Eliminations and other - For the three months ended March 31, 2007 Eliminations and other included the EU Fine of $216 million (net of previously established reserves) offset partially by gains of approximately $150 million from the sale of marketable securities. Other income in the first quarter of 2006 included a $25 million gain from the sale of marketable securities.

LIQUIDITY AND FINANCIAL CONDITION

In Millions	March 31, 2007	December 31, 2006	March 31, 2006
Cash and cash equivalents	$2,481	$2,546	$2,417
Total debt	8,264	7,931	8,273
Net debt (total debt less cash and cash equivalents)	5,783	5,385	5,856
Shareowners’ equity	18,106	17,297	17,357
Total capitalization (debt plus equity)	26,370	25,228	25,630
Net capitalization (debt plus equity less cash and cash equivalents)	23,889	22,682	23,213
Debt to total capitalization	31%	31%	32%
Net debt to net capitalization	24%	24%	25%

Net cash flows provided by operating activities for the first three months of 2007 decreased $522 million to $453 million compared with the same period in 2006. The funding of the EU Fine (approximately $300 million) and the payment of Canadian taxes in connection with ongoing tax planning activities (approximately $200 million) principally drove the decline in operating cash flows with accounts receivable growth comprising the majority of the remainder. The growth in accounts receivable is attributable to increased service billings, high organic revenue growth, and increased helicopter deliveries compared to the strike impact during the first quarter of 2006. During the quarter, inventory increased approximately $850 million due to the strong organic growth, aerospace supply chain constraints, an increase in capitalized contract research and development, and the normal seasonality of Carrier. This growth was largely consistent with the prior year.

Cash used in investing activities was $160 million for the first three months of 2007 compared with $327 million for the same period of 2006. The decrease in use is largely a result of the sale of marketable securities of $234 million. Although capital expenditures were essentially flat, they are expected to increase in 2007 by approximately $100 million from 2006 levels to approximate depreciation and amortization expense in 2007. While we expect that 2007 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,694 million and $1,126 million related to commercial aircraft at March 31, 2007 and December 31, 2006, respectively. Acquisition activity in the first quarter of 2007 consisted of a number of small purchases in both the aerospace and commercial businesses.

Net cash flows used in financing activities were $377 million for the first three months of 2007 compared with a use of $484 million in the same period of 2006. In the first quarter of 2007, short-term borrowings increased $332 million primarily to fund the EU Fine. At March 31, 2007, we had credit commitments from banks totaling $2.5 billion. We have a credit commitment of $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. This credit agreement expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. This credit agreement expires in November 2011. There were no borrowings under either of these revolving credit agreements as of March 31, 2007; however, we may borrow during 2007 to help fund acquisition opportunities.

At March 31, 2007, up to $900 million of additional debt and equity securities could be issued under a shelf registration statement on file with the Securities and Exchange Commission.

We repurchased $515 million of common stock, of which $500 million was paid in the first three months of 2007, under an existing 60 million share repurchase program. Share repurchase in the first quarter represents approximately 7.8 million shares. At March 31, 2007, approximately 50.4 million shares remain available for repurchase under the program. We expect total share repurchases in 2007 to be approximately $1.5 billion and expect the total number of outstanding shares to decrease during the year. However, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs. We paid dividends of $0.265 per share in the first quarter of 2007 totaling $245 million. On April 11, 2007, the Board of Directors declared a dividend of $0.265 per share payable June 10, 2007.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. During the first three months of 2007, we made a voluntary $150 million contribution of UTC common stock to our U.S. pension plans. We expect total voluntary contributions to our global pension plans in 2007 to be up to $250 million, including the $150 million common stock contribution made in the first quarter.

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows, which, after netting out capital expenditures, we target to equal or exceed net income for the full year. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, adequacy of available bank lines of credit, and the ability to attract long-term capital at satisfactory terms.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have and will continue to transfer cash from those subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

The timing and levels of certain cash flow activities, such as acquisitions, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes as well as the potential funding of certain acquisitions. We had $732 million of commercial paper outstanding at March 31, 2007, all of which is scheduled to mature in approximately one month.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt to capitalization levels as well as our current credit standing. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s and Moody’s Investor Service. In 2006, Standard and Poor’s affirmed our long-term and short-term debt ratings as A and A-1, respectively. Similarly, Moody’s Investor Service also affirmed its corporate rating on our long-term and short-term debt as A2 and P-1, respectively.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required.

Off-Balance Sheet Arrangements and Contractual Obligations

In our Annual Report, incorporated by reference in our Form 10-K for the calendar year 2006, we disclosed our off-balance sheet arrangements and contractual obligations. At March 31, 2007, there have been no material changes to off-

balance sheet arrangements outside the ordinary course of business. There has been a material decrease in Future Pension and Postretirement Obligations since December 31, 2006, due to early-adoption of the measurement date provisions of SFAS 158. For additional discussion of the SFAS 158 adoption, see Note 6 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2007. For discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report incorporated by reference in Form 10-K for the calendar year 2006.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the President and Chief Operating Officer, the Vice President, Accounting and Finance and the Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance and our Vice President, Finance have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to factors that may cause actual results to vary materially from those stated in the forward-looking statements, see the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities” and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Continuing Operations,” “Liquidity and Financial Condition” and in the section titled “Risk Factors.” Our Annual Report on Form 10-K for the calendar year 2006 also includes important information as to these risk factors in the “Business” section under the headings “Description of Business by Segment,” “Other Matters Relating to our Business as a Whole,” “Risk Factors” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2006 Annual Report to Shareowners in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

Part II – Other Information

Item 1.	Legal Proceedings

As previously reported, the European Commission’s Competition Directorate (EU Commission) conducted inspections in early 2004 at offices of our Otis subsidiary in Berlin, Brussels, Luxembourg and Paris relating to an investigation of possible unlawful collusive arrangements involving the European elevator and escalator industry. On February 21, 2007, the EU Commission ruled that Otis’ subsidiaries in Belgium, Luxembourg and the Netherlands, and a portion of the business of Otis’ German subsidiary, violated EU competition rules and assessed a 225 million Euro (approximately $300 million) civil fine against Otis, its relevant local entities, and UTC. We paid $88 million of the fine in March 2007. The remaining $212 million was deposited into a trust that will disburse the funds to the EU Commission in May 2007. These funds have been classified as restricted cash and are included in other current assets in the Condensed Consolidated Balance Sheet. We intend to appeal the EU Commission’s decision to the European Court of First Instance.

During the first quarter of 2007, the Austrian Federal Competition Authority filed a complaint with the Cartel Court in Austria in connection with an investigation of unlawful collusive arrangements in the Austrian elevator and escalator industry. Otis’ Austrian subsidiary is named in the complaint and is alleged to have participated in the collusive activities at least until the end of 2005. Based on the results of our internal investigation, we believe that some local employees at this subsidiary engaged in activities at a local level in violation of Otis and UTC policies and Austrian competition law. We are cooperating fully with the Austrian Federal Competition Authority. We do not believe that any fines that may be imposed will be material to UTC or have a material adverse impact on Otis’ competitive position.

Except as otherwise noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for 2006.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in our Form 10-K for 2006 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2006 Annual Report and in this Form 10-Q.

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

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Foreign Currency Fluctuations and Changes in Local Government Regulation

We conduct our business on a global basis, with 60 percent of our total 2006 segment revenues derived from operations outside of the United States and from U.S. export sales. Fluctuations in exchange rates may affect product demand in export markets and affect reported profits of our non-U.S. operations (primarily the commercial businesses) where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

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

We Are Subject to Litigation and Legal Compliance Risks That Could Adversely Affect Our Operating Results

We are subject to a variety of litigation and legal compliance risks. These risks include, among other things, litigation concerning product liability matters, personal injuries, intellectual property rights, government contracts, taxes, environmental matters, compliance with competition laws and sales and trading practices. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by generally accepted accounting principles, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Item 1 “Legal Proceedings” in this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2007	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
January 1 – January 31	2,261	$64.86	2,259	56,035
February 1 – February 28	2,067	67.83	2,067	53,968
March 1 – March 31	3,519	64.81	3,518	50,450

Total	7,847	$65.63	7,844

On December 13, 2006, we announced that our Board of Directors authorized the repurchase of up to 60 million shares of our common stock. Shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 3,000 shares were reacquired in transactions outside the program during the quarter.

In March 2007, we contributed 2,331,000 shares of our common stock valued at $150 million to our U.S. defined benefit pension plans, in accordance with Section 4(2) of the Securities Act of 1933. This contribution will reduce our future obligations to fund the plans.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareowners on April 11, 2007. As of February 13, 2007, the record date for the meeting, 994,624,964 shares of UTC Common Stock were issued and outstanding. A quorum of 890,862,526 shares of Common Stock were present or represented at the meeting.

The following individuals were nominated and elected to serve as directors:

Louis R. Chênevert, George David, John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Harold McGraw III, Richard B. Myers, Frank P. Popoff, H. Patrick Swygert, André Villeneuve, Harold A. Wagner and Christine Todd Whitman.

The Shareowners voted as follows on the following matters:

1)	Election of Directors. The voting results for each of the nominees were as follows:

Election of Directors	Votes For	Votes Withheld
Louis R. Chênevert	864,253,149	26,609,377
George David	865,919,196	24,943,330
John V. Faraci	873,903,145	16,959,380
Jean-Pierre Garnier	873,123,619	17,738,907
Jamie S. Gorelick	874,044,035	16,818,491
Charles R. Lee	862,962,375	27,900,151
Richard D. McCormick	873,537,939	17,324,587
Harold McGraw III	869,642,298	21,220,228
Richard B. Myers	873,853,826	17,008,700
Frank P. Popoff	864,767,274	26,095,251
H. Patrick Swygert	874,908,655	15,953,871
André Villeneuve	874,537,872	16,324,654
Harold A. Wagner	863,438,300	27,424,226
Christine Todd Whitman	872,892,302	17,970,224

2)	A proposal of the Audit Committee and the Board of Directors to re-appoint PricewaterhouseCoopers LLP to serve as Independent Auditor. A total of 867,377,688 shares were voted for and 12,607,671 shares were voted against this proposal. The holders of 10,877,167 votes abstained from voting.

3)	A shareowner proposal recommending that the Board of Directors take the necessary steps so that future outside directors do not serve for more than six years. A total of 23,105,146 shares were voted for and 754,350,884 shares were voted against this proposal. The holders of 13,085,741 votes abstained from voting and there were 100,320,755 broker non-votes.

4)	A shareowner proposal recommending that the Board of Directors, within six months of the annual meeting of shareholders, provide a comprehensive report to shareholders of UTC’s foreign sales and weapons-related products and services. A total of 40,139,329 shares were voted for and 679,210,820 shares were voted against this proposal. The holders of 71,184,842 votes abstained from voting and there were 100,327,535 broker non-votes.

5)	A shareowner proposal recommending that UTC provide a report, updated semi-annually, disclosing UTC’s policies and procedures for political contributions and expenditures and UTC’s monetary and non-monetary political contributions that are not deductible under the Internal Revenue Code. A total of 69,794,040 shares were voted for and 624,111,228 shares were voted against this proposal. The holders of 97,642,087 votes abstained from voting and there were 99,315,171 broker non-votes.

6)	A shareowner proposal recommending that the Board of Directors adopt a policy that UTC shareholders be given the opportunity at each annual meeting of shareholders to vote on an advisory resolution to ratify the compensation of the named executive officers set forth in the proxy statement and the accompanying narrative disclosure. A total of 298,286,237 shares were voted for and 444,706,126 shares were voted against this proposal. The holders of 48,554,992 votes abstained from voting and there were 99,315,171 broker non-votes.

7)	A shareowner proposal recommending that the Board of Directors establish a pay-for-superior-performance standard in UTC’s executive compensation plan for senior executives. A total of 249,853,072 shares were voted for and 528,814,544 shares were voted against this proposal. The holders of 12,879,739 votes abstained from voting and there were 99,315,171 broker non-votes.

Item 6.	Exhibits

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information. *

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: April 20, 2007	by:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: April 20, 2007	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Finance;
Controller

Dated: April 20, 2007	by:	/s/ Charles D. Gill
Charles D. Gill
Senior Vice President and General Counsel

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges. *

(15)	Letter re: unaudited interim financial information.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications. *

(32)	Section 1350 Certifications. *

*	Submitted electronically herewith.