Form 10-Q
period 2007-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2007-07-20
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At June 30, 2007 there were 991,783,733 shares of common stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2007

“We,” “us,” “our” and “UTC,” unless the context otherwise requires, means United Technologies Corporation and its subsidiaries.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,
In Millions (except per share amounts)	2007	2006
Revenues:
Product sales	$10,196	$8,948
Service sales	3,570	3,098
Other income, net	138	218

	13,904	12,264

Costs and expenses:
Cost of products sold	7,683	6,628
Cost of services sold	2,446	2,147
Research and development	416	370
Selling, general and administrative	1,494	1,378

Operating Profit	1,865	1,741
Interest	163	155

Income before income taxes and minority interests	1,702	1,586
Income tax expense	(479)	(415)
Minority interests	(75)	(68)

Net income	$1,148	$1,103

Earnings per share of Common Stock:
Basic	$1.19	$1.12
Diluted	$1.16	$1.09

Dividends per share of Common Stock	$.27	$.27

Average number of shares outstanding:
Basic	966	983
Diluted	990	1,009

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
In Millions (except per share amounts)	2007	2006
Revenues:
Product sales	$18,731	$16,431
Service sales	6,971	6,061
Other income, net	480	387

	26,182	22,879

Costs and expenses:
Cost of products sold	14,318	12,301
Cost of services sold	4,807	4,124
Research and development	798	739
Selling, general and administrative	2,890	2,692

Operating Profit	3,369	3,023
Interest	313	297

Income before income taxes and minority interests	3,056	2,726
Income tax expense	(921)	(734)
Minority interests	(168)	(121)

Net income	$1,967	$1,871

Earnings per share of Common Stock:
Basic	$2.03	$1.90
Diluted	$1.98	$1.85

Dividends per share of Common Stock	$.53	$.49

Average number of shares outstanding:
Basic	967	984
Diluted	991	1,009

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In Millions	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$3,292	$2,546
Accounts receivable, net	8,428	7,679
Inventories and contracts in progress, net	7,974	6,657
Future income tax benefits	1,330	1,261
Other current assets	688	701

Total Current Assets	21,712	18,844

Customer financing assets	971	1,073
Future income tax benefits	1,648	1,690
Fixed assets	14,166	13,738
Less: Accumulated depreciation	(8,291)	(8,013)

Net Fixed Assets	5,875	5,725

Goodwill	14,610	14,146
Intangible assets	3,284	3,216
Other assets	2,457	2,447

Total Assets	$50,557	$47,141

Liabilities and Shareowners’ Equity
Short-term borrowings	$1,513	$857
Accounts payable	5,100	4,263
Accrued liabilities	10,323	10,051
Long-term debt currently due	35	37

Total Current Liabilities	16,971	15,208

Long-term debt	7,045	7,037
Future pension and postretirement benefit obligations	2,220	2,926
Other long-term liabilities	4,241	3,837

Total Liabilities	30,477	29,008

Minority interests in subsidiary companies	885	836
Shareowners’ Equity:
Common Stock	10,205	9,622
Treasury Stock	(10,343)	(9,413)
Retained earnings	20,123	18,754
Unearned ESOP shares	(219)	(227)
Accumulated other non-shareowners’ changes in equity	(571)	(1,439)

Total Shareowners’ Equity	19,195	17,297

Total Liabilities and Shareowners’ Equity	$50,557	$47,141

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
In Millions	2007	2006
Operating Activities:
Net income	$1,967	$1,871
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	555	520
Deferred income tax provision	(160)	(1)
Minority interests in subsidiaries’ earnings	168	121
Stock compensation cost	97	91
Change in:
Accounts receivable	(606)	(423)
Inventories and contracts in progress	(1,199)	(1,100)
Accounts payable and accrued liabilities	1,408	845
Other current assets	2	(63)
Voluntary contributions to global pension plans*	—	—
Other, net	(330)	(74)

Net cash flows provided by operating activities	1,902	1,787

Investing Activities:
Capital expenditures	(459)	(419)
Investments in businesses	(370)	(372)
Dispositions of businesses	162	215
Increase in customer financing assets, net	(23)	(99)
Other, net	153	15

Net cash flows used in investing activities	(537)	(660)

Financing Activities:
Issuance (repayment) of long-term debt, net	(40)	1,087
Increase (decrease) in short-term borrowings, net	634	(640)
Common Stock issued under employee stock plans	264	215
Dividends paid on Common Stock	(490)	(456)
Repurchase of Common Stock	(1,000)	(750)
Other, net	(59)	23

Net cash flows used in financing activities	(691)	(521)

Effect of foreign exchange rate changes on Cash and cash equivalents	72	30

Net increase in Cash and cash equivalents	746	636

Cash and cash equivalents, beginning of year	2,546	2,247

Cash and cash equivalents, end of period	$3,292	$2,883

*	Non-cash activities include contributions of UTC common stock of $150 million to domestic defined benefit pension plans in both 2007 and 2006.

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at June 30, 2007 and for the quarters and six months ended June 30, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report incorporated by reference in our Form 10-K for calendar year 2006.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. During the first six months of 2007, our investment in businesses was approximately $418 million, including debt assumed of approximately $48 million, and consisted of a number of small acquisitions in both the commercial and aerospace businesses. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities, the relocation or reduction of employees and other restructuring activities.

On July 2, 2007, we closed on the previously announced acquisition of Initial Electronic Security Group (IESG), a division of Rentokil Initial, plc, with the exception of the French operations, which are pending regulatory review. The purchase price of the acquired portion was approximately $1.1 billion. The acquisition of IESG is expected to enhance UTC Fire & Security’s scale and capability in the electronic security business in key markets where we have a significant presence. IESG sells integrated security systems, intrusion detection, closed circuit television, access control and security software. It is headquartered in the United Kingdom, with operations in the United Kingdom, the Netherlands, France and the United States, and had sales of approximately $580 million in 2006. We also intend to divest UTC Fire & Security’s manned guarding businesses in Australia, New Zealand and the United Kingdom. The combined revenues of these guarding businesses are approximately $600 million annually. The acquisition of IESG, coupled with the divestiture of these low-technology manned guarding businesses, is intended to assist in the transition of UTC Fire & Security’s portfolio towards higher margin and growth opportunities.

Goodwill. Changes in our goodwill balances for the first six months of 2007 were as follows:

In Millions	Balance as of January 1, 2007	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of June 30, 2007
Otis	$1,305	$14	$4	$1,323
Carrier	2,604	179	20	2,803
UTC Fire & Security	4,430	103	58	4,591
Pratt & Whitney	1,002	12	—	1,014
Hamilton Sundstrand	4,525	46	12	4,583
Sikorsky	192	17	1	210

Total Segments	14,058	371	95	14,524
Eliminations & Other	88	—	(2)	86

Total	$14,146	$371	$93	$14,610

The majority of the $464 million increase in goodwill pertains to the finalization of purchase accounting completed in the preceding twelve months.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2007		December 31, 2006
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable:
Service portfolios	$1,356	$(560)	$1,304	$(507)
Patents and trademarks	369	(87)	362	(79)
Other, principally customer relationships	1,997	(528)	1,845	(421)

	3,722	(1,175)	3,511	(1,007)

Unamortizable:
Trademarks and other	737	—	712	—

Totals	$4,459	$(1,175)	$4,223	$(1,007)

Amortization of intangible assets for the quarter and six months ended June 30, 2007 was $79 million and $151 million, respectively, compared with $65 million and $132 million for the same periods of 2006. Amortization of these intangible assets for 2007 through 2011 is expected to approximate $240 million per year.

Note 2: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions except per share amounts)	2007	2006	2007	2006
Net income	$1,148	$1,103	$1,967	$1,871

Average shares:
Basic	966	983	967	984
Stock awards	24	26	24	25

Diluted	990	1,009	991	1,009

Earnings per share of Common Stock:
Basic	$1.19	$1.12	$2.03	$1.90
Diluted	$1.16	$1.09	$1.98	$1.85

Note 3: Inventories and Contracts in Progress

Inventories consist of the following:

In Millions	June 30, 2007	December 31, 2006
Raw materials	$1,172	$1,082
Work-in-process	2,716	2,409
Finished goods	3,892	2,956
Contracts in progress	4,243	3,603

	12,023	10,050
Less:
Progress payments, secured by lien, on U.S. Government contracts	(309)	(259)
Billings on contracts in progress	(3,740)	(3,134)

	$7,974	$6,657

Note 4: Borrowings and Lines of Credit

At June 30, 2007, we had credit commitments from banks totaling $2.5 billion. We had a credit commitment of $1.5 billion under a revolving credit agreement serving as a back-up facility for the issuance of commercial paper. As of June 30, 2007, there were no borrowings under this revolving credit agreement, which expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. As of June 30, 2007, approximately $650 million had been borrowed against this revolving credit agreement to fund general corporate purchases and in anticipation of the IESG acquisition funding requirements. This credit agreement expires in November 2011.

As of June 30, 2007, we could issue additional debt and equity securities of up to $900 million under a shelf registration statement on file with the Securities and Exchange Commission.

Note 5: Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of this adoption, we recognized a charge of approximately $19 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had gross tax-affected unrecognized tax benefits of $815 million of which $604 million, if recognized, would affect the effective tax rate. Also as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $142 million. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits, including related interest, accordingly. In the second quarter of 2007, those adjustments were not significant.

We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Spain, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1995.

We are currently under audit by the Internal Revenue Service (IRS) for tax years 2000 through 2005. We have received and are reviewing the initial IRS audit report for the 2000 to 2003 tax years. We expect that several proposed adjustments will be disputed at the Appeals Division of the IRS. Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that at various points over the next twelve months a reduction in unrecognized tax benefits may occur in the range of $100 to $125 million, a substantial portion of which would not impact the effective tax rate. The potential reduction relates primarily to adjustments for foreign income inclusions and related foreign tax credits, export income exclusions, and research and experimentation credits.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Cash contributions to these plans during the quarters and six months ended June 30, 2007 and 2006 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2007	2006	2007	2006
Defined Benefit Plans:
Voluntary	$—	$—	$—	$—
Mandatory	13	22	28	39

Total Defined Benefit Plans	$13	$22	$28	$39

Defined Contribution Plans	$49	$48	$106	$102

We also contributed $150 million of UTC common stock to our defined benefit pension plans in both the first quarter of 2007 and the second quarter of 2006.

We have early-adopted the measurement date (the date at which plan assets and the benefit obligation are measured) provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158), effective January 1, 2007. Under SFAS 158, the measurement date is required to be the company’s fiscal year-end. The majority of our pension and postretirement plans previously used a November 30 measurement date. All plans are now measured as of December 31, consistent with the company’s fiscal year-end. The non-cash effect of the adoption of the measurement date provisions of SFAS 158 increased shareowners’ equity by approximately $425 million and decreased long-term liabilities by approximately $620 million. There was no effect on our results of operations. The remaining provisions of SFAS 158 were effective for fiscal years ending after December 15, 2006 and, as such, were adopted during 2006.

The following table illustrates the components of net periodic benefit cost for our pension and other postretirement benefits:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
In Millions	2007	2006	2007	2006
Service cost	$110	$110	$1	$2
Interest cost	294	281	14	14
Expected return on plan assets	(387)	(352)	—	(1)
Amortization	9	10	(2)	(6)
Recognized actuarial net loss	64	81	—	—

	90	130	13	9
Net settlement and curtailment loss	—	4	—	—

Total net periodic benefit cost	$90	$134	$13	$9

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
In Millions	2007	2006	2007	2006
Service cost	$218	$218	$2	$4
Interest cost	587	560	28	28
Expected return on plan assets	(768)	(704)	(1)	(2)
Amortization	18	18	(4)	(12)
Recognized actuarial net loss	126	162	—	—

	181	254	25	18
Net settlement and curtailment loss	—	6	—	—

Total net periodic benefit cost	$181	$260	$25	$18

Note 7: Restructuring and Related Costs

During the first six months of 2007, we recorded net pre-tax restructuring and related charges/(credits) in our business segments totaling $60 million for new and ongoing restructuring actions as follows:

In Millions

Otis	$5
Carrier	13
UTC Fire & Security	6
Pratt & Whitney	27
Hamilton Sundstrand	12
Sikorsky	(3)

Totals	$60

The net charges included $41 million in cost of sales, $20 million in selling, general and administrative expenses and ($1) million in other income and, as described below, relate to actions initiated during 2007 and 2006 and trailing costs related to certain 2005 actions.

2007 Actions. During the first six months of 2007, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges totaling $34 million, including $10 million in cost of sales and $24 million in selling, general and administrative expenses.

As of June 30, 2007, net workforce reductions of approximately 300 employees of an expected 700 employees have been completed, with 450,000 net square feet of facilities expected to be exited. The majority of the remaining workforce and all facility related cost reduction actions are targeted for completion during 2007.

The following table summarizes the accrual balances and utilization by cost type for the 2007 restructuring actions:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2007	$13	$—	$7	$20
Net pre-tax restructuring charges	9	—	2	11
Utilization	(4)	—	(1)	(5)

Balance at June 30, 2007	$18	$—	$8	$26

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by type:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination	Total
Expected costs	$28	$1	$30	$59
Costs incurred – quarter ended March 31, 2007	(14)	(1)	(8)	(23)
Costs incurred – quarter ended June 30, 2007	(9)	—	(2)	(11)

Remaining costs at June 30, 2007	$5	$—	$20	$25

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by segment:

In Millions	Expected Costs	Costs Incurred Quarter Ended March 31, 2007	Costs Incurred Quarter Ended June 30, 2007	Remaining Costs at June 30, 2007
Otis	$12	$(1)	$(7)	$4
Carrier	16	(13)	(1)	2
UTC Fire & Security	2	(1)	(1)	—
Pratt & Whitney	27	(8)	(1)	18
Hamilton Sundstrand	1	—	(1)	—
Sikorsky	1	—	—	1

Total	$59	$(23)	$(11)	$25

2006 Actions. During the first six months of 2007, we recorded net pre-tax restructuring and related charges/(credits) in the business segments totaling $11 million for restructuring actions initiated in 2006, including $10 million in cost of sales and $1 million in selling, general and administrative expenses. The 2006 actions relate to ongoing cost reduction efforts including workforce reductions and the consolidation of manufacturing facilities.

As of June 30, 2007, net workforce reductions of approximately 2,600 employees of an expected 3,800 employees have been completed, and 100,000 net square feet of facilities of an expected 600,000 net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2007.

The following table summarizes the accrual balances and utilization by cost type for the 2006 restructuring actions:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2007	$27	$—	$8	$35
Net pre-tax restructuring charges	—	1	8	9
Utilization	(11)	(1)	(7)	(19)

Balance at June 30, 2007	$16	$—	$9	$25

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by type:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$180	$13	$71	$264
Costs incurred through December 31, 2006	(179)	(12)	(29)	(220)
Reversals (costs incurred) – quarter ended March 31, 2007	2	—	(4)	(2)
Costs incurred – quarter ended June 30, 2007	—	(1)	(8)	(9)

Remaining costs at June 30, 2007	$3	$—	$30	$33

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by segment:

In Millions	Expected Costs	Costs Incurred through December 31, 2006	Costs Incurred Quarter Ended March 31, 2007	Costs Incurred Quarter Ended June 30, 2007	Remaining Costs at June 30, 2007
Otis	$46	$(47)	$1	$—	$—
Carrier	64	(61)	(1)	—	2
UTC Fire & Security	51	(40)	(1)	(3)	7
Pratt & Whitney	79	(46)	(3)	(6)	24
Hamilton Sundstrand	6	(5)	(1)	—	—
Sikorsky	18	(21)	3	—	—

Total	$264	$(220)	$(2)	$(9)	$33

2005 and Prior Actions. During the first six months of 2007, we recorded net pre-tax restructuring and related charges/(credits) in our business segments totaling $15 million for restructuring actions initiated in 2005 and prior years, including $21 million in cost of sales, ($5) million in selling, general and administrative expenses, and ($1) million in other income. These actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing sales and service facilities, including the closure of a portion of Hamilton Sundstrand’s Rockford manufacturing facility.

As of June 30, 2007, net workforce reductions of approximately 2,700 employees of an expected 2,900 employees have been completed, and 700,000 net square feet of facilities of an expected 1.2 million net square feet have been exited. The remaining facility related cost reductions will be completed through 2008 as a result of aerospace supply chain issues.

The following table summarizes the accrual balances and utilization by cost type for the 2005 and prior restructuring actions:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2007	$5	$—	$15	$20
Net pre-tax restructuring charges	—	—	5	5
Utilization	(1)	—	(6)	(7)

Balance at June 30, 2007	$4	$—	$14	$18

The following table summarizes expected, incurred and remaining costs for the 2005 and prior restructuring actions by type:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$132	$45	$88	$265
Costs incurred through December 31, 2006	(139)	(38)	(64)	(241)
Reversals (costs incurred) – quarter ended March 31, 2007	7	(7)	(10)	(10)
Costs incurred – quarter ended June 30, 2007	—	—	(5)	(5)

Remaining costs at June 30, 2007	$—	$—	$9	$9

The following table summarizes expected, incurred and remaining costs for the 2005 and prior restructuring actions by segment:

In Millions	Expected Costs	Costs Incurred through December 31, 2006	Costs Incurred Quarter Ended March 31, 2007	Costs Incurred Quarter Ended June 30, 2007	Remaining Costs at June 30, 2007
Otis	$49	$(51)	$2	$—	$—
Carrier	67	(69)	2	—	—
UTC Fire & Security	25	(25)	—	—	—
Pratt & Whitney	44	(31)	(9)	—	4
Hamilton Sundstrand	71	(56)	(5)	(5)	5
Sikorsky	3	(3)	—	—	—
Eliminations & Other	6	(6)	—	—	—

Total	$265	$(241)	$(10)	$(5)	$9

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

At June 30, 2007 and December 31, 2006, the fair value of derivatives recorded as assets was $157 million and $93 million, respectively, and the fair value of derivatives recorded as liabilities was $89 million and $98 million, respectively. Of the amount recorded in shareowners’ equity, a $78 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended June 30, 2007 were not significant. All open derivative contracts accounted for as cash flow hedges mature by December 2010.

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters and six months ended June 30, 2007 and 2006 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2007	2006	2007	2006
Shareowners’ Equity, beginning of period	$18,106	$17,357	$17,297	$16,991
Effects of changing pension plan measurement dates pursuant to SFAS No. 158, net of taxes	—	—	425	—
Adoption of FASB Interpretation No. 48	—	—	(19)	—

	$18,106	$17,357	$17,703	$16,991

Common Stock issued under employee plans	240	227	489	416
Common Stock repurchased	(485)	(375)	(1,000)	(750)
Common Stock contributed to pension plans	—	150	150	150
Dividends paid on Common Stock	(245)	(249)	(490)	(456)
Dividends paid on ESOP Common Stock	(11)	(10)	(22)	(21)
Non-shareowners’ Changes in Equity:
Net income	1,148	1,103	1,967	1,871
Foreign currency translation, net	312	257	334	274
Increases (decreases) in unrealized gains from available-for-sale investments, net	2	(18)	(84)	(24)
Cash flow hedging (income) loss, net	108	6	81	(3)
Change in pension and post-retirement benefit plans, net	20	—	67	—

Shareowners’ Equity, end of period	$19,195	$18,448	$19,195	$18,448

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2006.

The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2007 and 2006 are as follows:

In Millions	2007	2006
Balance as of January 1	$1,321	$1,183
Warranties and performance guarantees issued	172	263
Settlements made	(255)	(194)
Other	6	9

Balance as of June 30	$1,244	$1,261

Note 11: Contingent Liabilities

Summarized below are the matters previously described in Notes 1 and 14 of the Notes to the Consolidated Financial Statements in our Annual Report, incorporated by reference in our Form 10-K for calendar year 2006.

Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations.

Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely of these costs to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. For sites with multiple responsible parties, we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Liabilities with fixed or reliably determinable future cash payments are discounted. Accrued environmental liabilities are not reduced by potential insurance reimbursements. We periodically reassess these accrued amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote.

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

As previously reported, the European Commission’s Competition Directorate (EU Commission) conducted inspections in early 2004 at offices of our Otis subsidiary in Berlin, Brussels, Luxembourg and Paris relating to an investigation of possible unlawful collusive arrangements involving the European elevator and escalator industry. On February 21, 2007, the EU Commission ruled that Otis’ subsidiaries in Belgium, Luxembourg and the Netherlands, and a portion of the business of Otis’ German subsidiary, violated EU competition rules and assessed a 225 million Euro (approximately $300 million) civil fine against Otis, its relevant local entities, and UTC. We paid $88 million of the fine in March 2007. The remaining $212 million was deposited into a trust that disbursed the funds to the EU Commission in May 2007. The charge for the fine, net of previously established reserves of approximately $80 million, was recorded in cost of sales in the first quarter of 2007 and is included in Eliminations and Other for segment reporting. In May 2007, we filed an appeal of the decision before the European Court of First Instance. Resolution of this matter is not expected within the next twelve months.

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

Results for the quarters and six months ended June 30, 2007 and 2006 are as follows:

Quarter Ended June 30, (In Millions)	Revenues		Operating Profits		Operating Profit Margin
	2007	2006	2007	2006	2007	2006
Otis	$2,858	$2,529	$532	$472	18.6%	18.7%
Carrier	4,055	3,751	489	410	12.1%	10.9%
UTC Fire & Security	1,349	1,167	101	65	7.5%	5.6%
Pratt & Whitney	3,108	2,727	522	535	16.8%	19.6%
Hamilton Sundstrand	1,404	1,281	246	212	17.5%	16.5%
Sikorsky	1,198	767	87	42	7.3%	5.5%

Total segment	13,972	12,222	1,977	1,736	14.1%	14.2%
Eliminations & Other	(68)	42	(20)	84
General corporate expenses	—	—	(92)	(79)

Consolidated	$13,904	$12,264	$1,865	$1,741	13.4%	14.2%

Six Months Ended June 30, (In Millions)	Revenues		Operating Profits		Operating Profit Margin
	2007	2006	2007	2006	2007	2006
Otis	$5,586	$4,877	$1,106	$911	19.8%	18.7%
Carrier	7,185	6,655	702	614	9.8%	9.2%
UTC Fire & Security	2,595	2,279	187	130	7.2%	5.7%
Pratt & Whitney	5,875	5,295	1,012	965	17.2%	18.2%
Hamilton Sundstrand	2,717	2,445	464	393	17.1%	16.1%
Sikorsky	2,204	1,279	160	45	7.3%	3.5%

Total segment	26,162	22,830	3,631	3,058	13.9%	13.4%
Eliminations & Other	20	49	(83)	129
General corporate expenses	—	—	(179)	(164)

Consolidated	$26,182	$22,879	$3,369	$3,023	12.9%	13.2%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under collaboration agreements are recorded as earned and collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended June 30, 2007 and 2006 was approximately $227 million and $207 million, respectively. For the six months ended June 30, 2007 and 2006, the approximate collaborator share of revenue was $441 million and $391 million, respectively.

Note 13: Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

With respect to the unaudited condensed consolidated financial information of UTC for the quarter and six months ended June 30, 2007 and 2006, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 20, 2007, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of June 30, 2007, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. This interim financial information is the responsibility of the Corporation’s management.

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

As discussed in Note 5 of the condensed consolidated interim financial statements, the Corporation has recognized uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as of January 1, 2007. As discussed in Note 6 of the condensed consolidated interim financial statements, the Corporation has changed the measurement date of its pension and postretirement plans to be consistent with the Corporation’s fiscal year end in accordance with the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of January 1, 2007.

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

July 20, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We operate in six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses,” while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses.” The current status of significant factors impacting our business environment in 2007 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is incorporated by reference in our Form 10-K for calendar year 2006.

General

As worldwide businesses, our operations are affected by global and regional industrial, economic and political factors. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or the economy of any single country on our consolidated results.

Global economic conditions remained solid in the first half of 2007, with continued strength in the commercial aerospace markets and positive growth in most commercial markets, with the exception of the U.S. residential new construction market. As noted over the past three quarters, sharp declines in new construction starts, coupled with increases in housing inventories, have continued to adversely impact Carrier’s North American residential heating, ventilating and air conditioning (HVAC) business. However, the overall positive economic conditions in other markets and regions across UTC, higher opening order backlogs, and a strong presence in emerging markets generated strong organic revenue growth of 10% in both the first and second quarters of 2007. This organic growth follows the 9% realized in 2006 and the 7% realized in 2005. The increase in organic growth to 10% in the first half of 2007, as compared with the 8% in the first half of 2006, is largely attributable to the absence of the labor strike that adversely affected Sikorsky’s operating results in the first half of 2006. As previously disclosed, Sikorsky’s union workforce in its Connecticut and Florida facilities were on strike for six weeks during the first quarter of 2006. This resulted in a substantial reduction to aircraft deliveries, spares and overhaul and repair volumes along with a corresponding adverse impact on operating results due to the lower volumes and higher than average manufacturing costs. The first half 2007 revenues reflect the resumption of full production at Sikorsky as well as a significant increase in volume associated with the strong demand for both commercial and military helicopters and services. The favorable impact of foreign currency translation (3%) contributed the majority of the remainder of the 13% total growth in year-over-year revenues in the second quarter.

Strong commercial aerospace aftermarket volume, operational efficiencies, including savings from previously initiated restructuring actions, continued cost containment efforts and favorable impact of foreign currency translation offset higher research and development spending and the adverse impact of higher commodity and energy costs to generate a 7% increase in operating profit in the second quarter of 2007 as compared with the same period in 2006. The benefit received from foreign currency translation, lower restructuring charges and acquisitions was offset by the absence of a gain in connection with a reserve reversal associated with the settlement of a Department of Defense claim against Pratt & Whitney and tax settlement impact that benefited the second quarter of 2006. Increases in energy and certain commodity prices experienced over the last two years continued to adversely impact earnings in the first half of 2007. After a partial recovery through pricing, the net impact to earnings for the six months ended June 30, 2007 was approximately $178 million. The net impact for the full year 2007 is expected to be approximately $300 million.

Operating profit for the six months ended June 30, 2007 includes charges for a fine, net of existing reserves, of $216 million. As previously disclosed, the European Commission’s Competition Directorate assessed a civil fine of approximately $300 million (EU Fine) against Otis, its relevant local entities and UTC, as a result of certain Otis subsidiaries in Europe violating European Union competition rules. Gains from the sale of certain assets and the favorable impact of a contract termination at Pratt & Whitney helped to offset the adverse impact of this fine and restructuring charges, resulting in a net charge to earnings per share of $.07 in the first quarter of 2007. Incremental restructuring charges had an additional $.02 adverse impact to earnings per share in the second quarter of 2007.

Weakness of the U.S. dollar against certain currencies such as the Euro generated a positive foreign currency translation impact of $.03 per share in the second quarter of 2007. Foreign currency translation did not have a significant impact on earnings per share in the second quarter of 2006. For the six months ended June 30, 2007, foreign currency translation had a positive impact of $.05 per share as compared with a $.02 per share adverse impact for the same period in 2006.

Commercial Businesses

Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, although Carrier also serves customers in the commercial and transport refrigeration industries. Revenues in the commercial businesses are influenced by residential and commercial construction activity, domestic and world gross domestic product growth levels, overall global economic conditions and, for Carrier, seasonal weather conditions. To ensure an adequate supply of Carrier products in the distribution channel, Carrier customarily offers its customers incentives to purchase products.

Revenues for Carrier increased in both the quarter and six months ended June 30, 2007 due to strength in commercial construction, international HVAC market which has benefited from favorable weather conditions in Europe, and refrigeration due to a strong first half container market. These conditions more than offset lower residential sales in the U.S. following the continued downturn in the North American residential housing industry. The impact to Carrier of a soft new construction market is exacerbated by Carrier’s strong position in this market.

In the second quarter of 2007, Carrier signed a Letter of Intent to acquire an existing HVAC distributor serving customers in Northern California and parts of Nevada. In addition, Carrier launched a company-owned sales and distribution network for its HVAC and Refrigeration products in Southern California following the termination of a contract with a previous distributor in the region. We expect some start-up expenses associated with this initiative, particularly in the third quarter of 2007.

Within the Otis segment, organic revenue growth of 8% in the first half of 2007 was aided by a strong opening new equipment backlog and revenues increased in all geographic regions, led by Asia Pacific and North America. New equipment orders remained strong in the second quarter, up 26% globally with particular strength in North America and Asia Pacific. Prices remain under significant pressure in Asia.

UTC Fire & Security’s organic revenue growth in the quarter was 2%, reflecting double digit growth at Lenel and in Asia, while Australia continues to be weak.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. Revenue passenger miles (RPMs), U.S. government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses. The strong production levels at airframe manufacturers, as well as the continued high usage of aircraft, as evidenced by the growth in RPMs, are supporting our commercial aerospace growth year-to-date. Commercial aftermarket revenue growth of 14% was augmented by strong original equipment manufacture and helicopter growth. Excluding helicopter revenues, military volume was essentially flat. However, positive global economic conditions and government military spending are helping to drive helicopter demand and, as a result, Sikorsky’s military and commercial backlog remains very strong at almost $9 billion. As noted previously, the strike at Sikorsky’s Connecticut and Florida facilities in the first quarter of 2006 resulted in significantly lower volumes for comparative purposes. Although helicopter deliveries improved significantly following the resumption of full production, Sikorsky continues to work towards reducing the incremental manufacturing costs that were incurred to accommodate the steep ramp up required to meet production requirements for more complex helicopters and strong backlog. Concurrently, Sikorsky has been reconfiguring manufacturing processes including the sourcing of certain activities and the transfer of work to other manufacturing facilities to increase capacity. These efforts will continue through 2008.

Overall economic conditions are also affecting the cost and availability of raw materials, such as titanium and nickel, as industry demand outpaces current capacity. The availability and pricing of these materials are expected to continue to affect aerospace performance and could have a further adverse impact on future performance depending on market conditions.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first six months of 2007, we invested approximately $418 million in acquisitions across our businesses, including debt assumed (approximately $48 million), and recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity and the finalization of purchase accounting, goodwill has increased approximately $464 million in the first six months of 2007.

On July 2, 2007, we closed on the previously announced acquisition of Initial Electronic Security Group (IESG), a division of Rentokil Initial, plc, with the exception of the French operations, which are pending regulatory review. The purchase price of the acquired portion was approximately $1.1 billion. The acquisition of IESG is expected to enhance UTC Fire & Security’s scale and capability in the electronic security business in key markets where we have a significant presence. IESG sells integrated security systems, intrusion detection, closed circuit television, access control and security software. It is headquartered in the United Kingdom, with operations in the Netherlands, France and the United States, and had sales of approximately $580 million in 2006. As part of the integration of IESG into UTC Fire & Security, restructuring actions will be conducted to achieve operational synergies where possible, including the closure of certain facilities. Approximately $30 million of savings is anticipated from approximately $55 million of related restructuring charges, of which a portion will be treated under purchase accounting.

We also intend to divest UTC Fire & Security’s manned guarding businesses in Australia, New Zealand and the United Kingdom. The combined revenues of these guarding businesses are approximately $600 million annually. The acquisition of IESG, coupled with the divestiture of these low-technology manned guarding businesses, is intended to assist in the transition of UTC Fire & Security’s portfolio towards higher margin and growth opportunities.

We continue to expect to invest approximately $2 billion in acquisitions for 2007, including those announced during the first half of 2007, although this will depend upon the timing and availability of acquisition opportunities.

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

Commercial airline financial performance, global economic conditions, changes in raw material, energy and commodity prices, interest rates and foreign currency exchange rates create uncertainties that could impact our earnings outlook for the remainder of 2007.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our Annual Report, incorporated by reference in our Form 10-K for the calendar year 2006, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Notes 5 and 6 to the Condensed Consolidated Financial Statements, we have adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and the measurement date provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” on January 1, 2007. Other than these changes, there have been no significant changes in our critical accounting estimates during the first six months of 2007.

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

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter Ended June 30,		% change	Six Months Ended June 30,		% change
In Millions	2007	2006		2007	2006
Sales	$13,766	$12,046	14.3%	$25,702	$22,492	14.3%
Other income, net	138	218	(36.7)%	480	387	24.0%

Total Revenues	$13,904	$12,264	13.4%	$26,182	$22,879	14.4%

Revenue growth in the second quarter of 2007 includes organic growth of 10%, the favorable impact from foreign currency translation of 3%, resulting from the weakness of the U.S. dollar relative to currencies such as the Euro, and revenue contributed by acquired companies of 1%. A decrease in other income slightly offset these increases. As discussed above in the “Business Overview” section, the organic revenue growth results principally from strength in the commercial aerospace aftermarket, strong helicopter deliveries and generally favorable economic conditions in most global markets. As also previously noted, the comparative revenue growth was impacted by the reduced volumes at Sikorsky in the second quarter of 2006 as they recovered from the first quarter strike and the weak North American residential revenues at Carrier in the second quarter of 2007 due to the decline in the residential housing market. The comparative decline in residential revenues was exacerbated by the strong North American demand that existed in the second quarter of 2006.

The six month revenue increase of 14.4% consists of organic growth of 10%, the favorable impact of foreign currency translation of 3%, and revenue from acquisitions of 1%. As with the second quarter growth, the six month revenue growth is due largely to the strength in the commercial aerospace aftermarket, overall helicopter demand and generally favorable global economic conditions.

The higher level of other income in the second quarter of 2006, as compared with 2007, is due largely to pretax interest income of approximately $60 million associated with the final 1994 -1999 settlement with the Appeals Division of the IRS. Other income in the first six months of 2007 includes approximately $150 million in gains resulting from the sale of marketable securities and an approximately $80 million gain recognized on the sale of land by Otis. In addition to the interest income noted above, other income for the first six months of 2006 also included a $25 million gain realized on Pratt & Whitney Canada’s sale of an interest in a newly formed partnership designed to expand market share in the commercial turboshaft engine market, and an approximately $25 million gain generated from the sale of marketable securities.

Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2007	2006	2007	2006
Gross margin	$3,637	$3,271	$6,577	$6,067
Percentage of sales	26.4%	27.2%	25.6%	27.0%

Gross margin increases for the second quarter and for the first six months of 2007 resulted from higher volumes, savings from previously initiated restructuring actions, and net operational efficiencies. However, gross margin as a percentage of sales declined by 80 basis points in the second quarter of 2007 as compared with the second quarter of 2006. The impact of higher commodity costs, the absence of an $80 million benefit received in the second quarter of 2006 on a reserve reversal associated with the settlement of a Department of Defense claim against Pratt & Whitney, the shift in mix at Otis towards new equipment, and lower margins at Sikorsky from the manufacturing ramp and re-configuration efforts all contributed to the decline as a percentage of sales. For the first six months of 2007, gross margin was adversely impacted by the previously noted EU fine, the impact of higher commodity costs, Otis’ shift in mix towards new equipment and the

Sikorsky manufacturing cost issues. After a partial recovery through pricing, the net impact to earnings of higher commodity and energy costs was approximately $70 million in the second quarter of 2007, and approximately $178 million for the six months ended June 30, 2007. Offsetting the reserve reversal noted above in the first six months of 2006 was the effect of the first quarter strike at Sikorsky and the subsequent ramp up to full production in the second quarter, as well as supplier issues and manufacturing inefficiencies associated with the ramp up of 13 SEER production at Carrier, and increased commodity and energy costs.

Research and Development

	Quarter Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
In Millions	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Company-funded	$416	3.0%	$370	3.1%	$798	3.1%	$739	3.3%
Customer-funded	454	3.3%	405	3.4%	885	3.4%	803	3.6%

Total	$870	6.3%	$775	6.4%	$1,683	6.5%	$1,542	6.9%

The increase in company-funded research and development in the second quarter and first six months of 2007, compared to the same periods in 2006, was driven largely by spending on the Boeing 787 program at Hamilton Sundstrand. Company-funded research and development spending for the full year 2007 is expected to increase over $100 million from 2006 levels due to continued investment in new technology programs. The increase in customer-funded research and development in the second quarter of 2007 largely relates to increased effort at Sikorsky on the CH-53K program, offset partially by reduced efforts at Pratt & Whitney and Hamilton Sundstrand on the Joint Strike Fighter development program as it nears completion.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2007	2006	2007	2006
Total expenses	$1,494	$1,378	$2,890	$2,692
Percentage of sales	10.9%	11.4%	11.2%	12.0%

The increase in selling, general and administrative expenses for the quarter and six months ended June 30, 2007, compared to the same periods of 2006, is due primarily to general increases across the businesses in support of higher volume and to the adverse impact of foreign currency translation. However, the continued strong control of spending coupled with the significant growth in revenues has led to an 80 basis point reduction in first half expenses as a percentage of sales.

Interest Expense

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions	2007	2006	2007	2006
Interest expense	$163	$155	$313	$297
Average interest rate	6.2%	6.3%	6.2%	6.3%

Interest expense for the quarter and six months ended June 30, 2007 has increased primarily as a result of the April 2005 issuance of long-term debt in connection with the acquisitions of Kidde, Rocketdyne and Lenel, the issuance of additional long-term debt in May 2006, and interest accrued on unrecognized tax benefits in open tax years.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Effective tax rate	28.1%	26.2%	30.1%	26.9%

The effective tax rate for the first six months of 2007 was adversely impacted by the EU fine and the sale of land and marketable securities. The effective tax rate for the first six months of 2006 benefited from the 1994 - 1999 dispute settlement with IRS Appeals, but was adversely impacted by the tax effect of the previously noted settlement of the Pratt & Whitney collaboration matter. The effective tax rate for the remainder of the year is expected to approximate 28% absent any additional discrete activity.

Net Income

	Quarter Ended June 30,		Six Months Ended June 30,
In Millions (except per share amounts)	2007	2006	2007	2006
Net income	$1,148	$1,103	$1,967	$1,871
Diluted earnings per share	$1.16	$1.09	$1.98	$1.85

Foreign currency translation had a positive impact on earnings per share in the second quarter of 2007 of $.03 per share; foreign currency translation did not have a significant impact on earnings per share in the second quarter of 2006. For the six months ended June 30, 2007, the EU Fine, net of previously established reserves against the fine, and incremental restructuring charges were partially offset by gains on the sale of land and marketable securities, and the favorable impact of a contract termination at Pratt & Whitney, resulting in a $.07 adverse impact on diluted earnings per share in the first quarter and an additional $.02 adverse impact in the second quarter of 2007. Net income was further reduced by an increase in minority interest which included $27 million for the minority partner’s share of the gain from the previously noted sale of land. For the six months ended June 30, 2006, the benefit from the reserve reversal on the Pratt & Whitney collaboration matter and the benefit recorded on the completion of the IRS examination of tax years 1994 through 1999 was partially offset by incremental restructuring charges resulting in a $.07 favorable impact on diluted earnings per share.

Restructuring and Related Costs

During the first six months of 2007, we recorded net pre-tax restructuring and related charges/(credits) in the business segments totaling $60 million for new and ongoing restructuring actions as follows:

In Millions
Otis	$5
Carrier	13
UTC Fire & Security	6
Pratt & Whitney	27
Hamilton Sundstrand	12
Sikorsky	(3)

Total	$60

The charges included $41 million in cost of sales, $20 million in selling, general and administrative expenses and ($1) million in other income. As described below, these charges principally relate to actions initiated during 2007 and 2006, and trailing costs related to certain 2005 actions.

2007 Actions. During the first six months of 2007, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges in the business segments totaling $34 million as follows: Otis $8 million, Carrier $14 million, UTC Fire & Security $2 million, Pratt & Whitney $9 million and Hamilton Sundstrand $1 million. The charges included $10 million in cost of sales and $24 million in selling, general and administrative expenses. Those costs included $23 million for severance and related employee termination costs, $1 million for asset write-downs, and $10 million for facility exit and lease termination costs.

We expect the 2007 actions to result in net workforce reductions of approximately 700 hourly and salaried employees, the exiting of approximately 450,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2007, we have completed net workforce reductions of approximately 300 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2007. Approximately 85% of the total pre-tax charge will require cash payments, which we will primarily fund with cash generated from operations. During the first six months of 2007, we had cash outflows of approximately $8 million related to the 2007 programs. We expect to incur additional restructuring and related charges of $25 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $30 million annually.

2006 Actions. During the first six months of 2007, we recorded net pre-tax restructuring and related charges/(credits) of $11 million for actions initiated in 2006. The 2006 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded the charges/(credits) for the first six months of 2007 in our segments as follows:

In Millions
Otis	$(1)
Carrier	1
UTC Fire & Security	4
Pratt & Whitney	9
Hamilton Sundstrand	1
Sikorsky	(3)

Total	$11

The net charges included $10 million in cost of sales and $1 million in selling, general and administrative expenses. Those costs included $12 million for facility exit and lease termination costs, $1 million for asset write-downs, and there were reversals of $2 million for severance and related employee termination costs.

We expect the 2006 actions to result in net workforce reductions of approximately 3,800 hourly and salaried employees, the exiting of approximately 600,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2007, we have completed net workforce reductions of approximately 2,600 employees and exited 100,000 net square feet of facilities. We target the majority of the remaining workforce and facility actions for completion during 2007. Approximately 90% of the total pre-tax charges will require cash payments, which we will primarily fund with cash generated from operations. During the first six months of 2007, we had cash outflows of approximately $50 million related to the 2006 programs. We expect to incur additional restructuring and related charges of $33 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $140 million annually.

2005 and Prior Actions. During 2005, the more significant actions related to the consolidation of manufacturing sales and service facilities, including the closure of a portion of Hamilton Sundstrand’s Rockford manufacturing facility. These actions, when complete, will provide for workforce reductions of approximately 2,900 hourly and salaried employees, the exiting of approximately 1.2 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2007, we have completed net workforce reductions of approximately 2,700 employees and exited 700,000 net square feet of facilities. Savings are expected to increase over the two-year period subsequent to initiating the actions, resulting in recurring pre-tax savings of approximately $115 million. We expect cash outflows on these programs to be approximately $160 million, of which approximately $145 million has been funded to date.

Additional 2007 Actions

We expect to incur approximately $33 million of additional restructuring costs in the remainder of 2007 related to previously announced restructuring actions. We expect to initiate additional restructuring actions during the remainder of

2007 due to our continuing cost reduction efforts, including certain actions to be taken to integrate IESG into the UTC Fire & Security segment. No specific plans for other significant new actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended June 30, 2007 and 2006 are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarters ended June 30, 2007 and 2006 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2007	2006	2007	2006	2007	2006
Otis	$2,858	$2,529	$532	$472	18.6%	18.7%
Carrier	4,055	3,751	489	410	12.1%	10.9%
UTC Fire & Security	1,349	1,167	101	65	7.5%	5.6%
Pratt & Whitney	3,108	2,727	522	535	16.8%	19.6%
Hamilton Sundstrand	1,404	1,281	246	212	17.5%	16.5%
Sikorsky	1,198	767	87	42	7.3%	5.5%

Total segment	13,972	12,222	1,977	1,736	14.1%	14.2%
Eliminations and other	(68)	42	(20)	84
General corporate expenses	—	—	(92)	(79)

Consolidated	$13,904	$12,264	$1,865	$1,741	13.4%	14.2%

Second quarter 2007 and 2006 restructuring and related charges included in consolidated operating profit totaled $25 million and $82 million, respectively, as follows:

	Quarter Ended June 30,
In Millions	2007	2006
Otis	$7	$6
Carrier	1	25
UTC Fire & Security	4	12
Pratt & Whitney	7	11
Hamilton Sundstrand	6	9
Sikorsky	—	19

Totals	$25	$82

Results for the six months ended June 30, 2007 and 2006 were as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2007	2006	2007	2006	2007	2006
Otis	$5,586	$4,877	$1,106	$911	19.8%	18.7%
Carrier	7,185	6,655	702	614	9.8%	9.2%
UTC Fire & Security	2,595	2,279	187	130	7.2%	5.7%
Pratt & Whitney	5,875	5,295	1,012	965	17.2%	18.2%
Hamilton Sundstrand	2,717	2,445	464	393	17.1%	16.1%
Sikorsky	2,204	1,279	160	45	7.3%	3.5%

Total segment	26,162	22,830	3,631	3,058	13.9%	13.4%
Eliminations and other	20	49	(83)	129
General corporate expenses	—	—	(179)	(164)

Consolidated	$26,182	$22,879	$3,369	$3,023	12.9%	13.2%

For the first six months of 2007 and 2006, restructuring and related charges included in consolidated operating profit totaled $60 million and $113 million, respectively, as follows:

	Six Months Ended June 30,
In Millions	2007	2006
Otis	$5	$8
Carrier	13	32
UTC Fire & Security	6	14
Pratt & Whitney	27	23
Hamilton Sundstrand	12	17
Sikorsky	(3)	19

Totals	$60	$113

Otis – In the second quarter of 2007, revenues increased $329 million (13%) compared with the same period of 2006, reflecting organic growth (8%) and the favorable impact of foreign currency translation (4%). For the first six months of 2007, revenues increased $709 million (15%) compared with the same period of 2006 reflecting organic growth (8%), the favorable impact of foreign currency translation (5%) and a gain on the sale of land (2%). Organic growth included increases in all geographic regions, led by new equipment sales as a result of the strong backlog entering the year.

In the second quarter of 2007, operating profits increased $60 million (13%) compared with the same period of 2006 as a result of higher revenues and cost containment actions partially offset by escalating commodity and labor costs (net 7%), as well as the favorable impact of foreign currency translation (6%). In the first six months of 2007, operating profits increased $195 million (21%) compared with the same period in 2006 as a result of higher revenues and cost containment actions partially offset by escalating commodity and labor costs (net 6%), the favorable impact of foreign currency translation (6%), and a gain realized on the sale of land (9%). Operating margins remained essentially flat despite the continued shift in sales mix towards new equipment, which has a lower contribution margin than service.

Carrier – Revenues increased $304 million (8%) in the second quarter of 2007 compared with the same period of 2006. Revenue growth was led by Building Systems and Services (3%), the favorable impact of foreign currency translation (3%), Residential and Light Commercial International HVAC (2%) and the Refrigeration business (2%), partially offset by our Residential and Light Commercial Systems business in North America (2%) due to a continued weakness in the U.S. housing market. For the first six months of 2007, revenues increased $530 million (8%) compared with the same period of 2006. Similar to the second quarter of 2007, revenue growth was led by Building Systems and Services (3%), Refrigeration (3%), the favorable impact of foreign currency translation (3%) and Residential and Light Commercial International HVAC (2%), partially offset by our Residential and Light Commercial Systems business in North America (2%) as a result of continued weakness in the U.S. housing market. The comparative decline was exacerbated by the strong North American demand that existed in the first half of 2006.

Operating profits increased $79 million (19%) in the second quarter of 2007 compared with the same period of 2006. Earnings growth in Building Systems and Services, Residential and Light Commercial International HVAC, and Refrigeration, net of the decline in North America Residential and Light Commercial Systems business volume, were augmented by the absence of manufacturing inefficiencies associated with the ramp up of 13 SEER production (combined 10%) and generated the majority of the operating profit growth. Lower restructuring charges (6%) and the favorable impact of foreign currency translation (3%) comprised the remaining increase during the quarter. Price realization entirely offset commodity cost increases in the quarter. For the first six months of 2007, operating profits increased $88 million (14%) compared with the same period in 2006. Similar to the second quarter of 2007, earnings growth in Building Systems and Services, Residential and Light Commercial International HVAC, and Refrigeration, net of the decline in Residential and Light Commercial Systems business North America volume, were augmented by the absence of manufacturing inefficiencies associated with the ramp up of 13 SEER production (combined 13%) and generated the majority of the operating profit growth. Lower restructuring charges (3%) and the favorable impact of foreign currency translation (3%) were largely offset by the adverse impact of higher commodity costs (5%).

UTC Fire & Security – Revenues increased $182 million (16%) in the second quarter of 2007 compared with the same period of 2006. The increase reflects acquisitions (8%), the favorable impact of foreign currency translation (6%) and organic growth (2%) reflecting double digit growth in Asia and at Lenel, while Australia continued to be weak. For the six months ended June 30, 2007, revenues increased $316 million (14%) compared with the same period of 2006 due to acquisitions (6%), the favorable impact of foreign currency translation (6%) and organic growth (2%).

Operating profits increased $36 million (55%) in the second quarter of 2007 compared with the same period of 2006. Volume and net cost reductions, including those from previous restructuring actions (21%), acquisitions (14%), lower restructuring charges (12%) and the favorable impact of foreign currency translation (9%) generated the improvement to operating profits. For the first six months of 2007, operating profits increased $57 million (44%) compared with the same period of 2006. Operating profits from the increased volume and net cost reductions from previous restructuring actions (combined 21%), net acquisitions, principally Red Hawk and Hall & Kay, (9%), lower restructuring costs (6%) and the favorable impact of foreign currency translation (8%) generated the increase in operating profits.

Pratt & Whitney – Revenues increased $381 million (14%) in the second quarter of 2007 compared with the same period of 2006. The increase is primarily attributable to higher commercial aftermarket services (6%), higher engine shipments at Pratt & Whitney Canada (4%), and higher volumes at Pratt & Whitney Power Systems (3%). For the six months ended June 30, 2007, revenues increased $580 million (11%) compared with the same period in 2006. Similar to the second quarter of 2007, the six month revenue growth is primarily attributable to higher commercial aftermarket services (6%), higher engine shipments at Pratt & Whitney Canada (3%), and higher volumes at Pratt & Whitney Power Systems (2%).

Operating profits decreased $13 million (2%) in the second quarter of 2007 compared with the same period of 2006 primarily due to the positive impact of a 2006 settlement of a government litigation matter (15%). Operating profits otherwise increased primarily as a result of the profit contribution from higher volumes, principally in the commercial markets and aftermarket services (16%) and Pratt & Whitney Canada (6%), partially offset by the impact of higher year over year commodity and manufacturing costs (11%). For the first six months of 2007, operating profits increased $47 million (5%) compared with the same period in 2006. The increase is primarily attributable to the profit contributions from higher volumes in commercial markets and aftermarket services (17%) and the favorable impact received from a contract termination (4%), partially offset by the absence of the impact of a 2006 settlement of a government litigation matter (9%) and the impact of higher year over year commodity costs (9%). Higher volumes at Pratt & Whitney Canada comprised the majority of the remaining increase.

Hamilton Sundstrand – Revenues increased $123 million (10%) in the second quarter of 2007 compared with the same period in 2006, principally due to organic volume growth across the aerospace (5%) and industrial (2%) businesses, and the favorable impact of foreign currency translation (2%). For the six months ended June 30, 2007, revenues increased $272 million (11%) compared with the same period in 2006, principally due to organic volume growth in both the aerospace (6%) and industrial (3%) businesses and the favorable impact of foreign currency translation (2%). Within aerospace, commercial aftermarket volumes contributed the majority of both the quarter and six month increases.

Hamilton Sundstrand’s operating profits increased $34 million (16%) in the second quarter of 2007 compared with the same period of 2006, principally due to improvements in both the commercial aftermarket (15%) and industrial (2%) businesses. Operating profits from the commercial OEM revenue growth were largely offset by increased company funded research and development costs principally related to the Boeing 787 program. For the six months ended June 30, 2007, operating profit increased $71 million (18%) compared with the same period in 2006, principally due to volume growth in both the commercial aftermarket (14%) and industrial (2%) businesses, and the favorable impact of foreign currency translation (2%). Similar to the second quarter, operating profits from commercial OEM revenue growth were largely offset by increased company funded research and development costs principally related to the Boeing 787 program.

Sikorsky – Revenues increased $431 million (56%) in the second quarter of 2007 compared with the same period of 2006. The revenue increase was driven by higher business volume in the second quarter of 2007 as compared with the second quarter of 2006 which was adversely impacted by the six week strike of Sikorsky’s union workforce which ended early in the second quarter of 2006. Increases in military aircraft deliveries and program support (30%), commercial aircraft revenues (14%), and aftermarket operations (13%) comprised the majority of the year over year revenue increase. For the first six months of 2007, revenues increased $925 million (72%) compared with the same period of 2006. As with the second quarter, the six month revenue increase was driven by higher business volume in the first half of 2007 as compared with the first half of 2006 which was adversely impacted by the strike of Sikorsky’s union workforce. Increases in military aircraft deliveries and program support (33%), aftermarket operations (20%) and commercial aircraft revenues (19%), comprised the majority of the year over year revenue increase.

Operating profits increased $45 million (107%) in the second quarter of 2007 compared with the same period of 2006. The absence of the strike related impact in the second quarter of 2006, and the increased volume from strong commercial and military demand, generated the significant improvement to operating profit in the second quarter of 2007. For the six months ended June 30, 2007, operating profits increased $115 million (256%) compared with the same period of 2006. Similar to the second quarter, the absence of the strike related impact in the first half of 2006, and the increased volume from strong commercial and military demand, generated the majority of the increase in operating profit in the first half of 2007. Lower year over year restructuring charges contributed an additional 49%.

Eliminations and other – The decrease in Eliminations and other in the second quarter of 2007 reflects the absence of approximately $60 million in interest income that was included in the second quarter of 2006 from the re-evaluation of liabilities and contingencies in light of the IRS’ completion of its examination and the U.S. Congress Joint Committee on Taxation’s approval of the settlement and close-out of the 1994 through 1999 tax years. For the six months ended June 30, 2007, Eliminations and other included the EU Fine of $216 million (net of previously established reserves) offset partially by gains of approximately $150 million from the sale of marketable securities. In addition to the interest income noted above, Eliminations and other in the first six months of 2006 included a $25 million gain from the sale of marketable securities.

LIQUIDITY AND FINANCIAL CONDITION

In Millions	June 30, 2007	December 31, 2006	June 30, 2006
Cash and cash equivalents	$3,292	$2,546	$2,883
Total debt	8,593	7,931	8,759
Net debt (total debt less cash and cash equivalents)	5,301	5,385	5,876
Shareowners’ equity	19,195	17,297	18,448
Total capitalization (debt plus equity)	27,788	25,228	27,207
Net capitalization (debt plus equity less cash and cash equivalents)	24,496	22,682	24,324
Debt to total capitalization	31%	31%	32%
Net debt to net capitalization	22%	24%	24%

Cash Flow from Operating Activities

	Six Months Ended June 30,
In Millions	2007	2006
Net cash flows provided by operating activities	$1,902	$1,787

Operating cash flow in the first half of 2007 was adversely impacted by the payment of the EU Fine (approximately $300 million), the payment of Canadian taxes in connection with ongoing tax planning activities (approximately $200 million), and an increase in working capital of $395 million. Receivables and inventory growth was driven by the normal seasonality of Carrier’s operating activities and increased service billings at Otis. Aerospace inventory increased in support of the strong organic growth and the continued tight aerospace supply chain. Working capital benefited from increased accounts payable to fund the inventory increases and by customer advanced payments received. We expect inventory levels to remain high due to the strong organic growth levels and will continue to work to offset with a focus on advances and receivables collections. Relative to the prior year, operating cash flow benefited from lower use of cash for working capital of $346 million because of the effects of the Sikorsky strike in the prior year and the advance payments received during 2007.

Cash Flow from Investing Activities

	Six Months Ended June 30,
In Millions	2007	2006
Net cash flows used in investing activities	$(537)	$(660)

The reduction in cash flows used in investing activities is largely the result of lower levels of customer financing activity ($76 million) and an increase in the cash received from the sale of marketable securities ($116 million), partially offset by an increase in capital expenditures ($40 million). For the year, capital expenditures are expected to increase by approximately $100 million from 2006 levels to approximate depreciation and amortization expense in 2007. While we expect that 2007 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,787 million and $1,126 million related to commercial aircraft at June 30, 2007 and December 31, 2006, respectively. Acquisition activity in the first half of 2007 consisted of a number of small purchases in both the aerospace and commercial businesses.

Cash Flow from Financing Activities

	Six Months Ended June 30,
In Millions	2007	2006
Net cash flows used in financing activities	$(691)	$(521)

A net increase in borrowings ($147 million) was more than offset by higher levels of share repurchases ($250 million) resulting in the additional usage of cash in financing activities in the first half of 2007 as compared to the same period in 2006. In the first six months of 2007, short-term borrowings increased $634 million primarily in anticipation of the IESG acquisition funding requirements as noted below. At June 30, 2007, we had credit commitments from banks totaling $2.5 billion. We have a credit commitment of $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. As of June 30, 2007, there were no borrowings against this revolving credit agreement, which expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. As of June 30, 2007, $650 million had been borrowed against this revolving credit agreement. This credit agreement expires in November 2011.

At June 30, 2007, total cash and cash equivalents were $3,292 million, or an increase of $746 million over the $2,546 million at December 31, 2006. A portion of this increase was a result of our cash positioning in anticipation of the July 2, 2007 acquisition of IESG and was drawn from the previously discussed multi-currency revolving credit facility.

At June 30, 2007, up to $900 million of additional debt and equity securities could be issued under a shelf registration statement on file with the Securities and Exchange Commission.

We repurchased $1 billion of common stock under an existing 60 million share repurchase program. Share repurchases in the first six months of 2007 represent approximately 15.0 million shares. At June 30, 2007, approximately 43.3 million shares remain available for repurchase under the program. We expect total share repurchases in 2007 to be approximately $1.5 billion and expect the total number of outstanding shares to decrease during the year. However, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs. We paid dividends of $0.265 per share in the first quarter of 2007 totaling $245 million, and $0.265 per share in the second quarter for a total of $245 million. On June 13, 2007, the Board of Directors declared a dividend of $0.32 per share payable September 10, 2007.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. During the first six months of 2007, we made a voluntary $150 million contribution of UTC common stock to our U.S. pension plans. We expect total voluntary contributions to our global pension plans in 2007 to be up to $250 million, including the $150 million common stock contribution.

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

A large portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have and will continue to transfer cash from those subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

The timing and levels of certain cash flow activities, such as acquisitions, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes as well as the potential funding of certain acquisitions. As of June 30, 2007, we did not have any commercial paper outstanding, but had $650 million outstanding under our multi-currency revolving line of credit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

In our Annual Report, incorporated by reference in our Form 10-K for the calendar year 2006, we disclosed our off-balance sheet arrangements and contractual obligations. At June 30, 2007, there have been no material changes to off-balance sheet arrangements outside the ordinary course of business. There has been a material decrease in Future Pension and Postretirement Obligations since December 31, 2006, due to early-adoption of the measurement date provisions of SFAS 158. For additional discussion of the SFAS 158 adoption, see Note 6 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2007. For discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report, incorporated by reference in our Form 10-K for the calendar year 2006.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the President and Chief Operating Officer, the Vice President, Accounting and Finance; Controller and the Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance; Controller and our Vice President, Finance have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance; Controller and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to factors that may cause actual results to vary materially from those stated in the forward-looking statements in the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities”, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Continuing Operations,” “Liquidity and Financial Condition” and in the section titled “Risk Factors.” Our Annual Report on Form 10-K for the calendar year 2006 also includes important information as to these risk factors in the “Business” section under the headings “Description of Business by Segment,” “Other Matters Relating to our Business as a Whole,” “Risk Factors” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2006 Annual Report to Shareowners in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission from time to time.

Part II – Other Information

Item 1.	Legal Proceedings

As previously reported, the European Commission’s Competition Directorate (EU Commission) conducted inspections in early 2004 at offices of our Otis subsidiary in Berlin, Brussels, Luxembourg and Paris relating to an investigation of possible unlawful collusive arrangements involving the European elevator and escalator industry. On February 21, 2007, the EU Commission ruled that Otis’ subsidiaries in Belgium, Luxembourg and the Netherlands, and a portion of the business of Otis’ German subsidiary, violated EU competition rules and assessed a 225 million Euro (approximately $300 million) civil fine against Otis, its relevant local entities, and UTC. We paid $88 million of the fine in March 2007. The remaining $212 million was deposited into a trust that disbursed the funds to the EU Commission in May 2007. In May 2007, we filed an appeal of the decision before the European Court of First Instance. Resolution of the matter is not expected within the next twelve months.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part II, Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The majority of sales in the aerospace businesses are transacted in U.S. dollars, consistent with established industry practice, while the majority of costs at locations outside the United States are incurred in the applicable local currency (principally the Euro and the Canadian dollar). For differences between the U.S. dollar sales and local currency costs, there is a foreign currency exposure that could impact the results of operations depending on market changes in the exchange rate of the U.S. dollar against these foreign currencies. To manage this exposure, we employ long-term hedging strategies associated with U.S. dollar revenues.

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

We Are Subject to Litigation and Legal Compliance Risks That Could Adversely Affect Our Operating Results

We are subject to a variety of litigation and legal compliance risks. These risks include, among other things, litigation concerning product liability matters, personal injuries, intellectual property rights, government contracts, taxes, environmental matters, compliance with competition laws and sales and trading practices. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by generally accepted accounting principles, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part II, Item 1 “Legal Proceedings” in this Form 10-Q and the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2007	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
April 1 – April 30	2,780	$66.17	2,776	47,674
May 1 – May 31	2,049	$68.45	2,049	45,625
June 1 – June 30	2,285	$70.66	2,282	43,343

Total	7,114	$68.27	7,107

On December 13, 2006, we announced that our Board of Directors authorized the repurchase of up to 60 million shares of our common stock. Shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 7,000 shares were reacquired in transactions outside the program during the quarter.

Item 6.	Exhibits

(12)	Statement re: computation of ratio of earnings to fixed charges.*

(15)	Letter re: unaudited interim financial information.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications.*

(32)	Section 1350 Certifications.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: July 20, 2007	by:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: July 20, 2007	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Finance;
Controller

Dated: July 20, 2007	by:	/s/ Charles D. Gill
Charles D. Gill
Senior Vice President and General Counsel

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges.*

(15)	Letter re: unaudited interim financial information.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications.*

(32)	Section 1350 Certifications.*

*	Submitted electronically herewith.