Form 10-Q
period 2007-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2007-10-18
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At September 30, 2007 there were 988,508,102 shares of common stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2007

“We,” “us,” “our” and “UTC,” unless the context otherwise requires, means United Technologies Corporation and its subsidiaries.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,
In Millions (except per share amounts)	2007	2006
Revenues:
Product sales	$9,960	$8,738
Service sales	3,758	3,234
Other income, net	145	191

	13,863	12,163

Costs and expenses:
Cost of products sold	7,533	6,659
Cost of services sold	2,535	2,135
Research and development	399	384
Selling, general and administrative	1,508	1,338

Operating Profit	1,888	1,647
Interest	179	156

Income before income taxes and minority interests	1,709	1,491
Income tax expense	(434)	(423)
Minority interests	(78)	(72)

Net income	$1,197	$996

Earnings per share of Common Stock:
Basic	$1.24	$1.02
Diluted	$1.21	$.99
Dividends per share of Common Stock	$.32	$.27
Average number of shares outstanding:
Basic	963	980
Diluted	989	1,006

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
In Millions (except per share amounts)	2007	2006
Revenues:
Product sales	$28,691	$25,169
Service sales	10,729	9,295
Other income, net	625	578

	40,045	35,042

Costs and expenses:
Cost of products sold	21,851	18,960
Cost of services sold	7,342	6,259
Research and development	1,197	1,123
Selling, general and administrative	4,398	4,030

Operating Profit	5,257	4,670
Interest	492	453

Income before income taxes and minority interests	4,765	4,217
Income tax expense	(1,355)	(1,157)
Minority interests	(246)	(193)

Net income	$3,164	$2,867

Earnings per share of Common Stock:
Basic	$3.28	$2.92
Diluted	$3.19	$2.84
Dividends per share of Common Stock	$.85	$.75
Average number of shares outstanding:
Basic	966	983
Diluted	991	1,008

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In Millions	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$2,810	$2,546
Accounts receivable, net	8,999	7,679
Inventories and contracts in progress, net	8,550	6,657
Future income tax benefits	1,303	1,261
Other current assets	899	701

Total Current Assets	22,561	18,844

Customer financing assets	962	1,073
Future income tax benefits	1,668	1,690
Fixed assets	14,609	13,738
Less: Accumulated depreciation	(8,556)	(8,013)

Net Fixed Assets	6,053	5,725

Goodwill	15,871	14,146
Intangible assets	3,709	3,216
Other assets	2,673	2,447

Total Assets	$53,497	$47,141

Liabilities and Shareowners’ Equity
Short-term borrowings	$2,221	$857
Accounts payable	4,977	4,263
Accrued liabilities	11,389	10,051
Long-term debt currently due	47	37

Total Current Liabilities	18,634	15,208

Long-term debt	7,059	7,037
Future pension and postretirement benefit obligations	2,234	2,926
Other long-term liabilities	4,428	3,837

Total Liabilities	32,355	29,008

Minority interests in subsidiary companies	864	836
Shareowners’ Equity:
Common Stock	10,424	9,622
Treasury Stock	(10,840)	(9,413)
Retained earnings	21,004	18,754
Unearned ESOP shares	(216)	(227)
Accumulated other non-shareowners’ changes in equity	(94)	(1,439)

Total Shareowners’ Equity	20,278	17,297

Total Liabilities and Shareowners’ Equity	$53,497	$47,141

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
In Millions	2007	2006
Operating Activities:
Net income	$3,164	$2,867
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	863	772
Deferred income tax provision	(148)	16
Minority interests in subsidiaries’ earnings	246	193
Stock compensation cost	141	136
Change in:
Accounts receivable	(787)	(203)
Inventories and contracts in progress	(1,616)	(1,388)
Accounts payable and accrued liabilities	1,849	989
Other current assets	(19)	(79)
Voluntary contributions to global pension plans*	—	(31)
Other, net	(408)	(124)

Net cash flows provided by operating activities	3,285	3,148

Investing Activities:
Capital expenditures	(697)	(603)
Investments in businesses	(1,634)	(518)
Dispositions of businesses	190	345
(Increase) decrease in customer financing assets, net	(23)	47
Other, net	8	62

Net cash flows used in investing activities	(2,156)	(667)

Financing Activities:
(Repayment) Issuance of long-term debt, net	(265)	835
Increase (decrease) in short-term borrowings, net	1,330	(871)
Common Stock issued under employee stock plans	372	258
Dividends paid on Common Stock	(786)	(705)
Repurchase of Common Stock	(1,500)	(1,330)
Other, net	(153)	(63)

Net cash flows used in financing activities	(1,002)	(1,876)

Effect of foreign exchange rate changes on Cash and cash equivalents	137	62

Net increase in Cash and cash equivalents	264	667
Cash and cash equivalents, beginning of year	2,546	2,247

Cash and cash equivalents, end of period	$2,810	$2,914

*	Non-cash activities include contributions of UTC common stock of $150 million to domestic defined benefit pension plans in both 2007 and 2006.

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at September 30, 2007 and for the quarters and nine months ended September 30, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report incorporated by reference in our Form 10-K for calendar year 2006.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. During the first nine months of 2007, our investment in businesses was approximately $1.9 billion, including debt assumed of approximately $300 million, and consisted largely of the acquisition of Initial Electronic Security Group (IESG), a division of Rentokil Initial, plc, and Marioff Corporation, Oy (Marioff) both now part of the UTC Fire & Security segment, and a number of small acquisitions in both the commercial and aerospace businesses.

On July 2, 2007, we closed on the previously announced acquisition of IESG with the exception of the French operations, which still requires regulatory approval. The purchase price of the acquired portion was approximately $1.1 billion. The acquisition of IESG is expected to enhance UTC Fire & Security’s scale and capability in the electronic security business in key markets where we have a significant presence. IESG sells integrated security systems, intrusion detection, closed circuit television, access control and security software. It is headquartered in the United Kingdom, with operations in the United Kingdom, the Netherlands, and the United States, and had sales of approximately $480 million in 2006. Marioff, acquired in August 2007 for approximately $348 million, is a global provider of water mist fire suppression systems for land and marine applications.

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

We also intend to divest UTC Fire & Security’s manned guarding businesses in Australia, New Zealand and the United Kingdom. The combined revenues of these guarding businesses are approximately $600 million annually. The acquisition of IESG and Marioff, coupled with the divestiture of these low-technology manned guarding businesses, is intended to assist in the transition of UTC Fire & Security’s portfolio towards higher margin and growth opportunities.

Goodwill. Changes in our goodwill balances for the first nine months of 2007 were as follows:

In Millions	Balance as of January 1, 2007	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of September 30, 2007
Otis	$1,305	$18	$26	$1,349
Carrier	2,604	180	51	2,835
UTC Fire & Security	4,430	1,198	136	5,764
Pratt & Whitney	1,002	23	—	1,025
Hamilton Sundstrand	4,525	30	29	4,584
Sikorsky	192	36	—	228

Total Segments	14,058	1,485	242	15,785
Eliminations & Other	88	—	(2)	86

Total	$14,146	$1,485	$240	$15,871

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2007		December 31, 2006
In Millions	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable:
Service portfolios	$1,398	$(600)	$1,304	$(507)
Patents and trademarks	367	(91)	362	(79)
Other, principally customer relationships	2,480	(597)	1,845	(421)

	4,245	(1,288)	3,511	(1,007)

Unamortizable:
Trademarks and other	752	—	712	—

Totals	$4,997	$(1,288)	$4,223	$(1,007)

Amortization of intangible assets for the quarter and nine months ended September 30, 2007 was $87 million and $238 million, respectively, compared with $67 million and $199 million for the same periods of 2006. Amortization of these intangible assets for 2007 through 2011 is expected to approximate $285 million per year.

Note 2: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions except per share amounts)	2007	2006	2007	2006
Net income	$1,197	$996	$3,164	$2,867

Average shares:
Basic	963	980	966	983
Stock awards	26	26	25	25

Diluted	989	1,006	991	1,008

Earnings per share of Common Stock:
Basic	$1.24	$1.02	$3.28	$2.92
Diluted	$1.21	$.99	$3.19	$2.84

Note 3: Inventories and Contracts in Progress

Inventories consist of the following:

In Millions	September 30, 2007	December 31, 2006
Raw materials	$1,274	$1,082
Work-in-process	2,820	2,409
Finished goods	4,032	2,956
Contracts in progress	4,731	3,603

	12,857	10,050
Less:
Progress payments, secured by lien, on U.S. Government contracts	(277)	(259)
Billings on contracts in progress	(4,030)	(3,134)

	$8,550	$6,657

Note 4: Borrowings and Lines of Credit

At September 30, 2007, we had credit commitments from banks totaling $2.5 billion. We had a credit commitment of $1.5 billion under a revolving credit agreement serving as a back-up facility for the issuance of commercial paper. As of September 30, 2007, there were no borrowings under this revolving credit agreement, which expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. As of September 30, 2007, approximately $979 million had been borrowed under this revolving credit agreement to fund general corporate purposes and the IESG acquisition. This credit agreement expires in November 2011.

In July 2007, we replaced our existing shelf registration statement by filing with the Securities & Exchange Commission (SEC) a universal shelf registration statement for an indeterminate amount of securities for future issuance. As of September 30, 2007, no securities had been issued under this shelf registration statement.

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

We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Spain, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1998.

The Internal Revenue Service (IRS) review of tax years 2004 and 2005 is ongoing. IRS examination fieldwork for tax years 2000 through 2003 was completed in the second quarter of 2007. In the third quarter of 2007, UTC filed a protest with respect to certain IRS-proposed adjustments with which it does not agree. Those adjustments will be addressed with the Appeals Division of the IRS. The timing of any resolution is currently uncertain.

We recorded a $50 million reduction in tax expense in the quarter relating to a re-evaluation of our liabilities and contingencies based on global examination activity in the quarter, including completion of our review of the 2000 to 2003 IRS audit report and our protest filing and the development of claims for research & development credits, net of charges associated with tax law changes enacted in the quarter. In addition, we recognized approximately $28 million of associated pre-tax interest income in the third quarter of 2007.

Gross tax-affected unrecognized tax benefits at September 30, 2007 were $701 million of which $521 million, if recognized, would impact the effective tax rate. The net decrease in the quarter of $139 million is principally attributable to IRS tax adjustments associated with tax years 2000 through 2003 which we agreed not to appeal in the quarter. Accrued interest expense related to the unrecognized tax benefits was $169 million at September 30, 2007.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Cash contributions to these plans during the quarters and nine months ended September 30, 2007 and 2006 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2007	2006	2007	2006
Defined Benefit Plans:
Voluntary	$—	$31	$—	$31
Mandatory	26	19	54	58

Total Defined Benefit Plans	$26	$50	$54	$89

Defined Contribution Plans	$47	$42	$153	$144

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

The following table illustrates the components of net periodic benefit cost for our pension and other postretirement benefits:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
In Millions	2007	2006	2007	2006
Service cost	$110	$107	$2	$2
Interest cost	297	277	14	15
Expected return on plan assets	(387)	(349)	(1)	(1)
Amortization	11	9	(2)	(7)
Recognized actuarial net loss	63	81	—	—

	94	125	13	9
Net settlement and curtailment (gain) loss	(1)	6	—	—

Total net periodic benefit cost	$93	$131	$13	$9

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
In Millions	2007	2006	2007	2006
Service cost	$328	$325	$4	$6
Interest cost	884	837	42	43
Expected return on plan assets	(1,155)	(1,053)	(2)	(3)
Amortization	29	27	(6)	(19)
Recognized actuarial net loss	189	243	—	—

	275	379	38	27
Net settlement and curtailment (gain) loss	(1)	12	—	—

Total net periodic benefit cost	$274	$391	$38	$27

Note 7: Restructuring and Related Costs

During the first nine months of 2007, we recorded net pre-tax restructuring and related charges/(credits) in our business segments totaling $103 million for new and ongoing restructuring actions as follows:

In Millions
Otis	$11
Carrier	28
UTC Fire & Security	8
Pratt & Whitney	39
Hamilton Sundstrand	20
Sikorsky	(3)

Totals	$103

The net charges included $70 million in cost of sales, $34 million in selling, general and administrative expenses and ($1) million in other income and, as described below, relate to actions initiated during 2007 and 2006 and trailing costs related to certain 2005 actions.

2007 Actions. During the first nine months of 2007, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges totaling $62 million, including $25 million in cost of sales and $37 million in selling, general and administrative expenses.

As of September 30, 2007, net workforce reductions of approximately 800 employees of an expected 1,300 employees have been completed, with 750,000 net square feet of facilities expected to be exited. The majority of the remaining workforce and all facility related cost reduction actions are targeted for completion during 2008.

The following table summarizes the accrual balances and utilization by cost type for the 2007 restructuring actions:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at June 30, 2007	$18	$—	$8	$26
Net pre-tax restructuring charges	21	—	7	28
Utilization	(7)	—	(9)	(16)

Balance at September 30, 2007	$32	$—	$6	$38

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by type:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$53	$8	$45	$106
Costs incurred – quarter ended March 31, 2007	(14)	(1)	(8)	(23)
Costs incurred – quarter ended June 30, 2007	(9)	—	(2)	(11)
Costs incurred – quarter ended September 30, 2007	(21)	—	(7)	(28)

Remaining costs at September 30, 2007	$9	$7	$28	$44

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by segment:

In Millions	Expected Costs	Costs Incurred Quarter Ended March 31, 2007	Costs Incurred Quarter Ended June 30, 2007	Costs Incurred Quarter Ended September 30, 2007	Remaining Costs at September 30, 2007
Otis	17	(1)	(7)	(5)	4
Carrier	32	(13)	(1)	(15)	3
UTC Fire & Security	2	(1)	(1)	—	—
Pratt & Whitney	43	(8)	(1)	(6)	28
Hamilton Sundstrand	11	—	(1)	(2)	8
Sikorsky	1	—	—	—	1

Total	$106	$(23)	$(11)	$(28)	$44

2006 Actions. During the first nine months of 2007, we recorded net pre-tax restructuring and related charges/(credits) in the business segments totaling $19 million for restructuring actions initiated in 2006, including $17 million in cost of sales and $2 million in selling, general and administrative expenses. The 2006 actions relate to ongoing cost reduction efforts including workforce reductions and the consolidation of manufacturing facilities.

As of September 30, 2007, net workforce reductions of approximately 2,800 employees of an expected 3,800 employees have been completed, and 100,000 net square feet of facilities of an expected 600,000 net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2007.

The following table summarizes the accrual balances and utilization by cost type for the 2006 restructuring actions:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at June 30, 2007	$16	$—	$9	$25
Net pre-tax restructuring charges	—	—	8	8
Utilization	(9)	—	(9)	(18)

Balance at September 30, 2007	$7	$—	$8	$15

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by type:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$180	$13	$74	$267
Costs incurred through December 31, 2006	(179)	(12)	(29)	(220)
Reversals (costs incurred) – quarter ended March 31, 2007	2	—	(4)	(2)
Costs incurred – quarter ended June 30, 2007	—	(1)	(8)	(9)
Costs incurred – quarter ended September 30, 2007	—	—	(8)	(8)

Remaining costs at September 30, 2007	$3	$—	$25	$28

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by segment:

In Millions	Expected Costs	Costs Incurred through December 31, 2006	Costs Incurred Quarter Ended March 31, 2007	Costs Incurred Quarter Ended June 30, 2007	Costs Incurred Quarter Ended September 30, 2007	Remaining Costs at September 30, 2007
Otis	$47	$(47)	$1	$—	$(1)	$—
Carrier	64	(61)	(1)	—	—	2
UTC Fire & Security	52	(40)	(1)	(3)	(2)	6
Pratt & Whitney	81	(46)	(3)	(6)	(6)	20
Hamilton Sundstrand	5	(5)	(1)	—	1	—
Sikorsky	18	(21)	3	—	—	—

Total	$267	$(220)	$(2)	$(9)	$(8)	$28

2005 and Prior Actions. During the first nine months of 2007, we recorded net pre-tax restructuring and related charges/(credits) in our business segments totaling $22 million for restructuring actions initiated in 2005 and prior years, including $28 million in cost of sales, $(5) million in selling, general and administrative expenses, and $(1) million in other income. These actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing sales and service facilities, including the closure of a portion of Hamilton Sundstrand’s Rockford manufacturing facility.

As of September 30, 2007, net workforce reductions of approximately 2,800 employees of an expected 2,900 employees have been completed, and 760,000 net square feet of facilities of an expected 1.2 million net square feet have been exited. The remaining facility related cost reductions will be completed through 2008 as a result of aerospace supply chain issues.

The following table summarizes the accrual balances and utilization by cost type for the 2005 and prior restructuring actions:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at June 30, 2007	$4	$—	$14	$18
Net pre-tax restructuring charges	—	—	7	7
Utilization	(1)	—	(10)	(11)

Balance at September 30, 2007	$3	$—	$11	$14

The following table summarizes expected, incurred and remaining costs for the 2005 and prior restructuring actions by type:

In Millions	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$132	$45	$88	$265
Costs incurred through December 31, 2006	(139)	(38)	(64)	(241)
Reversals (costs incurred) – quarter ended March 31, 2007	7	(7)	(10)	(10)
Costs incurred – quarter ended June 30, 2007	—	—	(5)	(5)
Costs incurred – quarter ended September 30, 2007	—	—	(7)	(7)

Remaining costs at September 30, 2007	$—	$—	$2	$2

The following table summarizes expected, incurred and remaining costs for the 2005 and prior restructuring actions by segment:

In Millions	Expected Costs	Costs Incurred through December 31, 2006	Costs Incurred Quarter Ended March 31, 2007	Costs Incurred Quarter Ended June 30, 2007	Costs Incurred Quarter Ended September 30, 2007	Remaining Costs at September 30, 2007
Otis	$49	$(51)	$2	$—	$—	$—
Carrier	67	(69)	2	—	—	—
UTC Fire & Security	25	(25)	—	—	—	—
Pratt & Whitney	40	(31)	(9)	—	—	—
Hamilton Sundstrand	75	(56)	(5)	(5)	(7)	2
Sikorsky	3	(3)	—	—	—	—
Eliminations & Other	6	(6)	—	—	—	—

Total	$265	$(241)	$(10)	$(5)	$(7)	$2

Note 8: Derivative Instruments and Hedging Activities

We use derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, commodity and interest rate exposures. We view derivative instruments as risk management tools and do not use them for trading or speculative purposes. Derivatives as cash flow hedges must be effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of derivative contracts must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

At September 30, 2007 and December 31, 2006, the fair value of derivatives recorded as assets was $355 million and $93 million, respectively, and the fair value of derivatives recorded as liabilities was $85 million and $98 million, respectively. Of the amount recorded in shareowners’ equity, a $157 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended September 30, 2007 were not significant. All open derivative contracts accounted for as cash flow hedges mature by December 2010.

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters and nine months ended September 30, 2007 and 2006 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2007	2006	2007	2006
Shareowners’ Equity, beginning of period	$19,195	$18,448	$17,297	$16,991
Effects of changing pension plan measurement dates pursuant to SFAS No. 158, net of taxes	—	—	425	—
Adoption of FASB Interpretation No. 48	—	—	(19)	—

	19,195	18,448	17,703	16,991

Common Stock issued under employee plans	218	124	707	540
Common Stock repurchased	(500)	(580)	(1,500)	(1,330)
Common Stock contributed to pension plans	—	—	150	150
Dividends paid on Common Stock	(296)	(249)	(786)	(705)
Dividends paid on ESOP Common Stock	(13)	(12)	(35)	(33)
Non-shareowners’ Changes in Equity:
Net income	1,197	996	3,164	2,867
Foreign currency translation, net	362	189	696	463
Increases (decreases) in unrealized gains from available-for-sale investments, net	3	8	(81)	(16)
Cash flow hedging gains	89	10	170	7
Change in pension and post-retirement benefit plans, net	23	—	90	—

Shareowners’ Equity, end of period	$20,278	$18,934	$20,278	$18,934

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2006.

The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2007 and 2006 are as follows:

In Millions	2007	2006
Balance as of January 1	$1,321	$1,183
Warranties and performance guarantees issued	292	401
Settlements made	(377)	(319)
Other	5	10

Balance as of September 30	$1,241	$1,275

Note 11: Contingent Liabilities

Summarized below are the matters previously described in Note 14 of the Notes to the Consolidated Financial Statements in our Annual Report, incorporated by reference in our Form 10-K for calendar year 2006.

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

Government. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations. If we or one of our business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violations of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could fine us and debar us from new U.S. government contracting for a period generally not to exceed three years. The U.S. government could void any contracts found to be tainted by fraud.

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

As previously disclosed in Part II, Item I, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Austrian Federal Competition Authority (Competition Authority) filed a complaint with the Cartel Court in Austria in connection with an investigation of unlawful collusive arrangements in the Austrian elevator and escalator industry. Otis’ Austrian subsidiary is named in the complaint and is alleged to have participated in the collusive activities at least until the end of 2005. Based on the results of our internal investigation, we believe that some local employees at this subsidiary engaged in activities at a local level in violation of Otis and UTC policies and Austrian competition law. We have fully cooperated with the Competition Authority and the Cartel Court. On October 5, 2007, the Competition Authority asked the Cartel Court to assess civil fines against the participants in the collusive arrangements, including a fine of approximately 18 million Euros against Otis’ Austrian subsidiary. The Cartel Court will review all evidence presented during the court proceedings and is expected to issue its decision, including a definitive assessment of fines, before the end of the year. The Cartel Court’s definitive assessment of fines cannot exceed the amount requested by the Competition Authority.

Other

Class action consumer complaints have been filed against Carrier in Washington, Minnesota, Michigan, Wisconsin, Ontario and British Columbia. The complaints allege Carrier engaged in deceptive and unfair trade practices by knowingly selling high-efficiency condensing furnaces containing secondary heat exchangers that corrode and fail prematurely, causing residential customers to incur labor costs for repair or replacement that are not covered by Carrier’s warranty.

Carrier believes class treatment of such claims is not appropriate, denies liability and is contesting the cases vigorously. The trial court in the Wisconsin case denied class certification and granted summary judgment in Carrier’s favor on all issues in May 2007. Plaintiffs have appealed. The trial court in Washington has certified a class comprised of Washington owners of Carrier-manufactured high-efficiency furnaces with polypropylene-laminated secondary heat exchangers; on August 9, 2007 the court denied Carrier’s motion to decertify the class, and trial in the Washington matter is scheduled for February 2008. Class certification decisions have not yet been made by the courts in the other jurisdictions where complaints have been brought. Similar complaints in additional states are possible.

We are presently unable to estimate the damages for which Carrier would be liable should plaintiffs prevail in one or more of these cases. The amount of such damages in one or more of these cases could be material to our operating results in the period in which the actual liability would be recognized. We do not believe that any such damages in the aggregate would have a material adverse effect on our financial condition or that the resolution of these matters would have a material adverse effect on Carrier’s competitive position.

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

Results for the quarters and nine months ended September 30, 2007 and 2006 are as follows:

Quarter Ended September 30, (In Millions)	Revenues		Operating Profits		Operating Profit Margin
	2007	2006	2007	2006	2007	2006
Otis	$2,936	$2,565	$567	$463	19.3%	18.1%
Carrier	3,738	3,607	420	430	11.2%	11.9%
UTC Fire & Security	1,471	1,142	119	70	8.1%	6.1%
Pratt & Whitney	3,036	2,771	503	443	16.6%	16.0%
Hamilton Sundstrand	1,427	1,253	249	220	17.4%	17.6%
Sikorsky	1,307	867	103	70	7.9%	8.1%

Total segment	13,915	12,205	1,961	1,696	14.1%	13.9%
Eliminations & Other	(52)	(42)	11	31
General corporate expenses	—	—	(84)	(80)

Consolidated	$13,863	$12,163	$1,888	$1,647	13.6%	13.5%

Nine Months Ended September 30, (In Millions)	Revenues		Operating Profits		Operating Profit Margin
	2007	2006	2007	2006	2007	2006
Otis	$8,522	$7,442	$1,673	$1,374	19.6%	18.5%
Carrier	10,923	10,262	1,122	1,044	10.3%	10.2%
UTC Fire & Security	4,066	3,421	306	200	7.5%	5.8%
Pratt & Whitney	8,911	8,066	1,515	1,408	17.0%	17.5%
Hamilton Sundstrand	4,144	3,698	713	613	17.2%	16.6%
Sikorsky	3,511	2,146	263	115	7.5%	5.4%

Total segment	40,077	35,035	5,592	4,754	14.0%	13.6%
Eliminations & Other	(32)	7	(72)	160
General corporate expenses	—	—	(263)	(244)

Consolidated	$40,045	$35,042	$5,257	$4,670	13.1%	13.3%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under collaboration agreements are recorded as earned and collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended September 30, 2007 and 2006 was approximately $232 million and $196 million, respectively. For the nine months ended September 30, 2007 and 2006, the approximate collaborator share of revenue was $673 million and $587 million, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Since its initial issuance, the FASB has received considerable input regarding the implications of the standard on the valuation of non-financial assets and liabilities. As a result, the FASB is proposing to amend the scope of SFAS 157 to exclude its application to lease accounting and clarify its disclosure requirements relative to pension and other post-retirement employee benefit assets and liabilities. In light of the changes being proposed and the underlying implications of the overall pronouncement, we are currently evaluating its potential impact to our financial statements and results of operations.

With respect to the unaudited condensed consolidated financial information of UTC for the quarter and nine months ended September 30, 2007 and 2006, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 18, 2007, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of September 30, 2007, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. This interim financial information is the responsibility of the Corporation’s management.

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

October 18, 2007

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

General

As worldwide businesses, our operations are affected by global and regional industrial, economic and political factors. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or the economy of any single country on our consolidated results. In fact, it is this diversity that has contributed to the strong organic revenue growth levels that have been seen over the past several quarters and again in the third quarter of 2007.

Global economic conditions continued to remain solid in the third quarter of 2007, with ongoing strength in the commercial aerospace markets and positive growth in most commercial markets, with the exception of the U.S. residential market. The adverse market conditions in the U.S. housing market that were first noted one year ago in the third quarter of 2006 have continued throughout 2007. The sharp declines in new construction starts and escalating levels of housing inventories have continued to adversely impact Carrier’s North American residential heating, ventilating and air conditioning (HVAC) business. However, the overall positive economic conditions in other markets and regions across UTC, higher opening order backlogs, and a strong presence in emerging markets generated strong organic revenue growth of 9% in the third quarter of 2007. This organic growth follows the 8% and 6% organic growth realized in the same periods in 2006 and 2005, respectively. Organic growth of 10% for the first nine months of 2007 reflects the absence of the labor strike that adversely affected Sikorsky’s operating results during 2006. As previously disclosed, Sikorsky’s union workforce in its Connecticut and Florida facilities were on strike for six weeks during the first quarter of 2006. This resulted in a substantial reduction in aircraft deliveries, spares and overhaul and repair volumes along with a corresponding adverse impact on operating results due to the lower volumes and higher than average manufacturing costs through the first half of 2006. Although volumes substantially increased in the third quarter of 2006, Sikorsky was still working to ramp up to the full production levels that were needed to meet demand requirements. The third quarter 2007 revenues reflect the resumption of full production at Sikorsky as well as a significant increase in volume associated with the strong demand for both commercial and military helicopters and services. The favorable impact of foreign currency translation (3%) and acquisitions (2%) contributed the majority of the remainder of the 14% total growth in year-over-year revenues in the third quarter.

Strong volumes across the businesses, operational efficiencies, including savings from previously initiated restructuring actions, continued cost containment efforts, lower restructuring charges and the favorable impact of foreign currency translation offset higher research and development spending and the adverse impact of higher commodity and energy costs to generate a 15% increase in operating profit in the third quarter of 2007 as compared with the same period in 2006. Increases in energy and certain commodity prices experienced over the last two years continued to adversely impact earnings in the first nine months of 2007. After a partial recovery through pricing, the net adverse impact to earnings for the nine months ended September 30, 2007 was approximately $260 million. The net adverse impact for the full year 2007 is expected to be approximately $300 million.

Operating profit for the nine months ended September 30, 2007 includes charges for a fine, net of existing reserves, of $216 million. As previously disclosed, the European Commission’s Competition Directorate assessed a civil fine of approximately $300 million (EU Fine) against Otis, its relevant local entities and UTC, as a result of certain Otis subsidiaries in Europe violating European Union competition rules. Gains from the sale of certain assets and the favorable impact of a contract termination at Pratt & Whitney helped to offset the adverse impact of this fine and restructuring charges, resulting in a net charge to earnings per share of $.07 in the first quarter of 2007. Incremental restructuring charges had an additional $.02 adverse impact to earnings per share in the second quarter of 2007. In the third quarter of 2007, we recorded approximately $28 million of pre-tax interest income and $50 million of net tax expense reductions, that were only partially offset by restructuring charges recorded in the period of $43 million to contribute a net $.04 to earnings per share. The tax adjustments related to a re-evaluation of our liabilities and contingencies based on global examination activity in the quarter, including completion of our review of the 2000 to 2003 IRS audit report and our protest filing and the development of claims for research & development credits, net of charges associated with tax law changes enacted in the quarter. A recently-enacted change to tax laws in Mexico is expected to have an adverse impact of no greater than $35 million to the effective tax rate in the fourth quarter of 2007. Additionally, management continues to expect that further one time benefits will offset additional restructuring charges in the fourth quarter of 2007.

Commercial Businesses

Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, although Carrier also serves customers in the commercial and transport refrigeration industries. Revenues in the commercial businesses are influenced by residential and commercial construction activity, domestic and world gross domestic product growth levels, overall global economic conditions and, for Carrier, seasonal weather conditions. To ensure an adequate supply of Carrier products in distribution channels, Carrier customarily offers its customers incentives to purchase products.

Revenues for Carrier increased in both the quarter and nine months ended September 30, 2007 due to strength in commercial construction, the international HVAC market, and refrigeration. These conditions more than offset lower residential sales in the U.S. following the continued downturn in the North American residential housing industry and weakness in the North American truck/trailer refrigeration market. The U.S. residential HVAC market has been impacted not only by the steep decline in new housing starts, but also by a reduction in existing home sales. In the third quarter of 2007, Carrier acquired an existing HVAC distributor serving customers in Northern California and parts of Nevada. In addition, Carrier made substantial progress in its launch of a company-owned sales and distribution network for its HVAC and refrigeration products in Southern California following the termination of a contract with a previous distributor in the region.

Within the Otis segment, organic revenue growth of 9% in the first nine months of 2007 was aided by a strong opening new equipment backlog and revenue increases in all geographic regions, led by Asia Pacific and North America. New equipment orders remained strong in the third quarter, up 20% globally with particular strength in North America and Asia Pacific. Prices remain under significant pressure in Asia.

UTC Fire & Security’s organic revenue growth in the quarter was 4%, led by Lenel, the security businesses in the Americas, and Asia.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. Revenue passenger miles (RPMs), U.S. government military and space spending, corporate profitability and the general economic health of airline carriers are all barometers for our aerospace businesses. The strong production levels at airframe manufacturers, as well as the continued high usage of aircraft, as evidenced by the growth in RPMs, are supporting our commercial aerospace growth year-to-date. In October 2007, we announced the selection of Pratt & Whitney’s next generation Geared Turbofan™ as the sole source for a new regional jet that Mitsubishi Heavy Industries Ltd. plans to introduce, subject to the fulfillment of certain launch conditions.

Commercial aftermarket revenue growth of 7% was augmented by strong original equipment manufacture and helicopter growth. Our commercial aerospace aftermarket growth rates have been significantly in excess of general industry growth levels. As noted in our 2006 Form 10-K, we did not expect these growth rates to be sustainable and were projecting a decline in 2007. While growth in the first half of 2007 remained strong, the commercial aftermarket growth rate decelerated in the third quarter of 2007. The commercial aftermarket growth rate for the fourth quarter of 2007 is expected to be less than the growth rate of 21% in the fourth quarter of 2006.

Growth in military aerospace revenues was due largely to helicopter demand at Sikorsky. Military revenues were also up at Pratt & Whitney due to the timing of engine deliveries, but down at Hamilton Sundstrand. Positive global economic conditions and government military spending are helping to drive helicopter demand and, as a result, Sikorsky’s military and commercial backlog remains very strong at over $8 billion. As noted previously, the strike at Sikorsky’s Connecticut and Florida facilities in the first quarter of 2006 resulted in significantly lower volumes for comparative purposes. Although helicopter deliveries improved significantly following the resumption of full production, Sikorsky continues to work towards reducing the incremental manufacturing costs that were incurred to accommodate the steep ramp up required to meet production requirements for more complex helicopters and strong backlog. Concurrently, Sikorsky has been reconfiguring manufacturing processes including the sourcing of certain activities and the transfer of work to other manufacturing facilities to increase capacity. These efforts will continue through 2008.

Overall economic conditions are also affecting the cost and availability of certain parts and raw materials, such as titanium and nickel, as industry demand outpaces current capacity. The availability and pricing of these materials are expected to continue to affect aerospace performance and could have a further adverse impact on future performance depending on market conditions.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available and to which acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first nine months of 2007, we invested approximately $1.9 billion in acquisitions across our businesses, including debt assumed (approximately $300 million), and recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity, the finalization of purchase accounting, and foreign currency translation, goodwill has increased approximately $1.7 billion in the first nine months of 2007.

On July 2, 2007, we closed on the previously announced acquisition of Initial Electronic Security Group (IESG), a division of Rentokil Initial, plc, with the exception of the French operations, which still require regulatory approval. The purchase price of the acquired portion was approximately $1.1 billion. The acquisition of IESG is expected to enhance UTC Fire & Security’s scale and capability in the electronic security business in key markets where we have a significant presence. IESG sells integrated security systems, intrusion detection, closed circuit television, access control and security software. It is headquartered in the United Kingdom, with operations in the United Kingdom, the Netherlands, and the United States, and had sales of approximately $480 million in 2006. As part of the integration of IESG into UTC Fire & Security, restructuring actions will be conducted to achieve operational synergies where possible, including the closure of certain facilities. Approximately $30 million of annual savings is anticipated from approximately $55 million of related restructuring charges, of which a portion will be treated under purchase accounting.

In August we acquired Marioff Corporation, Oy (Marioff) for approximately $348 million. Marioff, headquartered in Finland, is a global provider of water mist suppression systems for land and marine applications. We also intend to divest UTC Fire & Security’s manned guarding businesses in Australia, New Zealand and the United Kingdom. The combined revenues of these guarding businesses are approximately $600 million annually. The acquisitions of IESG and Marioff, coupled with the divestiture of these low-technology manned guarding businesses, is intended to assist in the transition of UTC Fire & Security’s portfolio towards higher margin and growth opportunities.

We expect to invest approximately $2 billion in acquisitions for 2007, including those announced during the first nine months of 2007, although the level of acquisition activity depends upon the timing and availability of acquisition opportunities.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our Annual Report, incorporated by reference in our Form 10-K for the calendar year 2006, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Notes 5 and 6 to the Condensed Consolidated Financial Statements, we have adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and the measurement date provisions of Statement of

Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” on January 1, 2007. Other than these changes, there have been no significant changes in our critical accounting estimates during the first nine months of 2007.

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

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter Ended September 30,		% change	Nine Months Ended September 30,		% change
In Millions	2007	2006		2007	2006
Sales	$13,718	$11,972	14.6%	$39,420	$34,464	14.4%
Other income, net	145	191	(24.1)%	625	578	8.1%

Total Revenues	$13,863	$12,163	14.0%	$40,045	$35,042	14.3%

Revenue growth of 14% in the third quarter of 2007 includes organic growth of 9%, the favorable impact from foreign currency translation of 3%, resulting from the weakness of the U.S. dollar relative to currencies such as the Euro, and revenue contributed by recently acquired companies of 2%. A decrease in other income slightly offset these increases. As discussed above in the “Business Overview” section, the organic revenue growth results principally from strength in the commercial aerospace markets, strong helicopter deliveries and generally favorable economic conditions in most global markets. As also previously noted, the comparative revenue growth was impacted by lower volumes at Sikorsky in the third quarter of 2006 as they ramped up production after recovering from the first quarter strike.

The nine month revenue increase of 14% consists of organic growth of 10%, the favorable impact of foreign currency translation of 3%, and revenue from acquisitions of 1%. As with the third quarter growth, the nine month revenue growth is due largely to the strength in the commercial aerospace markets, overall helicopter demand, the absence of the impact of the 2006 Sikorsky strike and generally favorable global economic conditions.

The decline in other income in the third quarter of 2007, as compared with 2006, is due largely to the absence of an approximately $60 million gain recognized by Carrier in the prior year on its sale of an interest in a compressor manufacturing joint venture. Other income in the first nine months of 2007 includes approximately $150 million in gains resulting from the sale of marketable securities, an approximately $80 million gain recognized on the sale of land by Otis, and approximately $28 million in pre-tax interest relating to a re-evaluation of our liabilities and contingencies based on global examination activity in the quarter, including completion of our review of the 2000 to 2003 IRS audit report and our protest filing and the development of claims for research & development credits. In addition to the gain noted above, other income for the first nine months of 2006 also included pretax interest income of approximately $60 million associated with the final 1994 through 1999 settlement with the Appeals Division of the IRS, a $25 million gain realized on Pratt & Whitney Canada’s sale of an interest in a newly formed partnership designed to expand market share in the commercial turboshaft engine market, and an approximately $25 million gain generated from the sale of marketable securities.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2007	2006	2007	2006
Gross margin	$3,650	$3,178	$10,227	$9,245
Percentage of sales	26.6%	26.6%	25.9%	26.8%

Gross margin increases for the third quarter and for the first nine months of 2007 resulted from higher volumes, lower restructuring charges and savings from previously initiated restructuring actions, net operational efficiencies and the favorability of foreign exchange translation. Gross margin as a percentage of sales remained flat in the third quarter of 2007 as compared with the third quarter of 2006 as the factors noted above offset the adverse impact of higher commodity costs and lower margins at Sikorsky. For the first nine months of 2007, gross margin as a percentage of sales was adversely impacted by the previously noted EU fine (approximately $216 million), the absence of an approximately $80 million benefit received in the second quarter of 2006 on a reserve reversal associated with the settlement of a Department of Defense collaboration accounting claim against Pratt & Whitney, the shift in mix at Otis towards new equipment, lower margins at Sikorsky from the manufacturing ramp up and re-configuration efforts, and the impact of higher commodity costs. After a partial recovery through pricing, the net adverse impact to earnings of higher commodity and energy costs was approximately $80 million in the third quarter of 2007, and approximately $260 million for the nine months ended September 30, 2007. Offsetting the reserve reversal noted above in the first nine months of 2006 was the effect of the first quarter strike at Sikorsky and the ramp up in subsequent quarters to full production, as well as supplier issues and manufacturing inefficiencies associated with the ramp up of 13 SEER production at Carrier, and increased commodity and energy costs.

Research and Development

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
In Millions	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Company-funded	$399	2.9%	$384	3.2%	$1,197	3.0%	$1,123	3.3%
Customer-funded	484	3.5%	410	3.4%	1,369	3.5%	1,213	3.5%

Total	$883	6.4%	$794	6.6%	$2,566	6.5%	$2,336	6.8%

The increase in company-funded research and development in the third quarter and first nine months of 2007, compared to the same periods in 2006, was driven largely by spending on the Boeing 787 program at Hamilton Sundstrand. Company-funded research and development spending for the full year 2007 is expected to increase by approximately $150 million from 2006 levels due to continued investment in new technology programs. The increase in customer-funded research and development in the third quarter and first nine months of 2007 largely relates to increased effort at Sikorsky on the CH-53K program, offset partially by reduced spending at Pratt & Whitney and Hamilton Sundstrand on the Joint Strike Fighter development program as it nears completion. Company-funded research and development is expected to further increase in 2008 as a result of additional spending on the Boeing 787 program and engineering investments in the Geared Turbofan™ line.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2007	2006	2007	2006
Total expenses	$1,508	$1,338	$4,398	$4,030
Percentage of sales	11.0%	11.2%	11.2%	11.7%

The increase in selling, general and administrative expenses for the quarter and nine months ended September 30, 2007, compared to the same periods of 2006, is due primarily to general increases across the businesses in support of higher volume and to the adverse impact of foreign currency translation. However, the continued strong control of spending coupled with the significant growth in revenues has led to a 50 basis point reduction in the nine month expenses as a percentage of sales.

Interest Expense

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions	2007	2006	2007	2006
Interest expense	$179	$156	$492	$453
Average interest rate	6.3%	6.4%	6.2%	6.3%

Interest expense for the quarter and nine months ended September 30, 2007 has increased primarily as a result of the issuance of long-term debt in May 2006, an increase in short-term borrowings to fund acquisition activity, and interest accrued on unrecognized tax benefits in open tax years.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Effective tax rate	25.4%	28.4%	28.4%	27.4%

The effective tax rate for the third quarter of 2007 was favorably impacted by approximately $50 million relating to a re-evaluation of our liabilities and contingencies based on global examination activity in the quarter, including completion of our review of the 2000 to 2003 IRS audit report and our protest filing and the development of claims for research and development credits, net of charges associated with tax law changes enacted in the quarter. A recently-enacted change to tax laws in Mexico is expected to have an adverse impact of no greater than $35 million to the effective tax rate in the fourth quarter of 2007.

For the first nine months of 2007, the benefit to the effective tax rate was more than offset by the adverse impact of the EU fine and the sale of land and marketable securities. The effective tax rate for the first nine months of 2006 benefited from the 1994 - 1999 dispute settlement with the Appeals Division of the IRS, but was adversely impacted by the tax effect of the previously noted settlement of the Pratt & Whitney collaboration accounting matter.

Net Income

	Quarter Ended September 30,		Nine Months Ended September 30,
In Millions (except per share amounts)	2007	2006	2007	2006
Net income	$1,197	$996	$3,164	$2,867
Diluted earnings per share	$1.21	$.99	$3.19	$2.84

Foreign currency translation had a positive impact on earnings per share in the third quarter of 2007 of $.02 per share; foreign currency translation did not have a significant impact on earnings per share in the third quarter of 2006. For the nine months ended September 30, 2007, foreign currency translation had a positive impact on earnings of $.07 per share versus an adverse impact on earnings of $.01 per share in the same period of 2006.

Restructuring and Related Costs

During the first nine months of 2007, we recorded net pre-tax restructuring and related charges/(credits) in the business segments totaling $103 million for new and ongoing restructuring actions as follows:

In Millions
Otis	$11
Carrier	28
UTC Fire & Security	8
Pratt & Whitney	39
Hamilton Sundstrand	20
Sikorsky	(3)

Total	$103

The charges included $70 million in cost of sales, $34 million in selling, general and administrative expenses and $(1) million in other income. As described below, these charges principally relate to actions initiated during 2007 and 2006, and trailing costs related to certain 2005 actions.

2007 Actions. During the first nine months of 2007, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges in the business segments totaling $62 million as follows: Otis $13 million, Carrier $29 million, UTC Fire & Security $2 million, Pratt & Whitney $15 million and Hamilton Sundstrand $3 million. The charges included $25 million in cost of sales and $37 million in selling, general and administrative expenses. Those costs included $44 million for severance and related employee termination costs, $1 million for asset write-downs, and $17 million for facility exit and lease termination costs.

We expect the 2007 actions to result in net workforce reductions of approximately 1,300 hourly and salaried employees, the exiting of approximately 750,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2007, we have completed net workforce reductions of approximately 800 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2008. Approximately 70% of the total pre-tax charge will require cash payments, which we will primarily fund with cash generated from operations. During the first nine months of 2007, we had cash outflows of approximately $17 million related to the 2007 programs. We expect to incur additional restructuring and related charges of $44 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $85 million annually.

2006 Actions. During the first nine months of 2007, we recorded net pre-tax restructuring and related charges/(credits) of $19 million for actions initiated in 2006. The 2006 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded the charges/(credits) for the first nine months of 2007 in our segments as follows: Carrier $1 million, UTC Fire & Security $6 million, Pratt & Whitney $15 million and Sikorsky $(3) million.

The net charges included $17 million in cost of sales and $2 million in selling, general and administrative expenses. Those costs included $20 million for facility exit and lease termination costs, $1 million for asset write-downs, and there were reversals of $(2) million for severance and related employee termination costs.

We expect the 2006 actions to result in net workforce reductions of approximately 3,800 hourly and salaried employees, the exiting of approximately 600,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2007, we have completed net workforce reductions of approximately 2,800 employees and exited 100,000 net square feet of facilities. We target the majority of the remaining workforce and facility actions for completion during 2007. Approximately 90% of the total pre-tax charges will require cash payments, which we will primarily fund with cash generated from operations. During the first nine months of 2007, we had cash outflows of approximately $66 million related to the 2006 programs. We expect to incur additional restructuring and related charges of $28 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $140 million annually.

2005 and Prior Actions. During 2005, the more significant actions related to the consolidation of manufacturing sales and service facilities, including the closure of a portion of Hamilton Sundstrand’s Rockford manufacturing facility. These actions, when complete, will provide for workforce reductions of approximately 2,900 hourly and salaried employees, the exiting of approximately 1.2 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2007, we have completed net workforce reductions of approximately 2,800 employees and exited 760,000 net square feet of facilities. Savings are expected to increase over the two-year period subsequent to initiating the actions, resulting in recurring pre-tax savings of approximately $115 million. We expect cash outflows on these programs to be approximately $160 million, of which approximately $155 million has been funded to date.

Additional 2007 Actions

We expect to incur approximately $37 million of additional restructuring costs in the remainder of 2007 related to previously announced restructuring actions. We expect to initiate additional restructuring actions during the remainder of 2007 due to our continuing cost reduction efforts, including certain actions to be taken to integrate IESG into the UTC Fire & Security segment. No specific plans for other significant new actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended September 30, 2007 and 2006 are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarters ended September 30, 2007 and 2006 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2007	2006	2007	2006	2007	2006
Otis	$2,936	$2,565	$567	$463	19.3%	18.1%
Carrier	3,738	3,607	420	430	11.2%	11.9%
UTC Fire & Security	1,471	1,142	119	70	8.1%	6.1%
Pratt & Whitney	3,036	2,771	503	443	16.6%	16.0%
Hamilton Sundstrand	1,427	1,253	249	220	17.4%	17.6%
Sikorsky	1,307	867	103	70	7.9%	8.1%

Total segment	13,915	12,205	1,961	1,696	14.1%	13.9%
Eliminations and other	(52)	(42)	11	31
General corporate expenses	—	—	(84)	(80)

Consolidated	$13,863	$12,163	$1,888	$1,647	13.6%	13.5%

Third quarter 2007 and 2006 restructuring and related charges included in consolidated operating profit totaled $43 million and $93 million, respectively, as follows:

	Quarter Ended September 30,
In Millions	2007	2006
Otis	$6	$32
Carrier	15	27
UTC Fire & Security	2	9
Pratt & Whitney	12	13
Hamilton Sundstrand	8	12
Sikorsky	—	—

Totals	$43	$93

Results for the nine months ended September 30, 2007 and 2006 were as follows:

	Revenues		Operating Profits		Operating Profit Margin
In Millions	2007	2006	2007	2006	2007	2006
Otis	$8,522	$7,442	$1,673	$1,374	19.6%	18.5%
Carrier	10,923	10,262	1,122	1,044	10.3%	10.2%
UTC Fire & Security	4,066	3,421	306	200	7.5%	5.8%
Pratt & Whitney	8,911	8,066	1,515	1,408	17.0%	17.5%
Hamilton Sundstrand	4,144	3,698	713	613	17.2%	16.6%
Sikorsky	3,511	2,146	263	115	7.5%	5.4%

Total segment	40,077	35,035	5,592	4,754	14.0%	13.6%
Eliminations and other	(32)	7	(72)	160
General corporate expenses	—	—	(263)	(244)

Consolidated	$40,045	$35,042	$5,257	$4,670	13.1%	13.3%

For the first nine months of 2007 and 2006, restructuring and related charges included in consolidated operating profit totaled $103 million and $206 million, respectively, as follows:

	Nine Months Ended September 30,
In Millions	2007	2006
Otis	$11	$40
Carrier	28	59
UTC Fire & Security	8	23
Pratt & Whitney	39	36
Hamilton Sundstrand	20	29
Sikorsky	(3)	19

Totals	$103	$206

Otis – In the third quarter of 2007, revenues increased $371 million (14%) compared with the same period of 2006, reflecting organic growth (9%) and the favorable impact of foreign currency translation (5%). For the first nine months of 2007, revenues increased $1,080 million (15%) compared with the same period of 2006, reflecting organic growth (9%), the favorable impact of foreign currency translation (5%) and a gain on the sale of land (1%). Organic growth included increases in all geographic regions, led by increased new equipment sales as a result of the strong backlog entering the year.

In the third quarter of 2007, operating profits increased $104 million (22%) compared with the same period of 2006 as a result of higher revenues and cost containment actions, partially offset by escalating commodity and labor costs (net 10%), the favorable impact of foreign currency translation (7%), and lower restructuring charges (5%). In the first nine months of 2007, operating profits increased $299 million (22%) compared with the same period in 2006 as a result of higher revenues and cost containment actions, partially offset by escalating commodity and labor costs (net 8%), the favorable impact of foreign currency translation (6%), a gain realized on the sale of land (6%), and lower restructuring charges (2%). Operating margins remained steady despite the continued shift in sales mix towards new equipment, which has a lower contribution margin than service.

Carrier – Revenues increased $131 million (4%) in the third quarter of 2007 compared with the same period of 2006. Revenue growth was comprised of Building Systems and Services (3%), Refrigeration (1%), and Residential and Light Commercial Systems International (1%), partially offset by the decline in Residential and Light Commercial Systems North America business (3%) due to continued weakness in the U.S. housing market as previously noted. The favorable impact of foreign currency translation (3%) and the contribution of net acquisitions (1%) were partially offset by the absence of a gain (2%) on the sale of Carrier’s interest in a compressor manufacturing joint venture that occurred in the third quarter of 2006. For the first nine months of 2007, revenues increased $661 million (6%) compared with the same period of 2006. Revenue growth was led by Building Systems and Services (3%), Refrigeration (2%), and Residential and Light Commercial International HVAC (2%), partially offset by the Residential and Light Commercial Systems business in North America (3%) as a result of continued weakness in the U.S. housing market. The comparative decline in the North American residential market was exacerbated by strong demand in the first half of 2006. The favorable impact of foreign currency translation (3%) comprised the majority of the remaining revenue increase for the nine month period.

Operating profits decreased $10 million (2%) in the third quarter of 2007 compared with the same period of 2006. The absence of a gain (16%) on the sale of Carrier’s interest in a compressor manufacturing joint venture that occurred in the third quarter of 2006, and the adverse impact of commodity cost increases, net of price realization (7%), was partially offset by the impact of higher volumes and operational improvements generated by previous restructuring actions (combined 14%), lower restructuring charges (3%), the positive impact of foreign currency translation (2%) and net acquisitions (2%). For the first nine months of 2007, operating profits increased $78 million (7%) compared with the same period in 2006. Earnings growth in Building Systems and Services, Residential and Light Commercial International HVAC, and Refrigeration more than offset declining earnings in Residential and Light Commercial Systems North America, which was driven by lower volume partially offset by the absence of manufacturing inefficiencies associated with the ramp up of 13 SEER production (combined 13%). The adverse impact of higher commodity costs, net of price realization (6%) and the absence of gains (7%) on dispositions that occurred primarily in the third quarter of 2006, were partially offset by lower restructuring charges (3%), the favorable impact of foreign currency translation (3%), and net acquisitions (1%).

UTC Fire & Security – Revenues increased $329 million (29%) in the third quarter of 2007 compared with the same period of 2006. The increase reflects acquisitions (18%), the favorable impact of foreign currency translation (7%) and organic growth (4%) led by Asia, Lenel and the security businesses in the Americas. For the nine months ended September 30, 2007, revenues increased $645 million (19%) compared with the same period of 2006 due to acquisitions (10%), the favorable impact of foreign currency translation (6%) and organic growth (3%).

Operating profits increased $49 million (70%) in the third quarter of 2007 compared with the same period of 2006. Volume and net cost reductions, including those from previous restructuring actions (25%), acquisitions (26%), lower restructuring charges (10%) and the favorable impact of foreign currency translation (10%) generated the improvement to operating profits. For the first nine months of 2007, operating profits increased $106 million (53%) compared with the same period of 2006. Operating profits from the increased volume and net cost reductions from previous restructuring actions (combined 21%), net acquisitions, principally IESG, Red Hawk and Hall & Kay (15%), lower restructuring costs (8%) and the favorable impact of foreign currency translation (9%) generated the majority of the net increase in operating profits.

Pratt & Whitney – Revenues increased $265 million (10%) in the third quarter of 2007 compared with the same period of 2006 as a result of organic growth attributable primarily to higher engine shipments at Pratt & Whitney Canada (5%) and volume related increases at Pratt & Whitney Power Systems (3%). An improved engine mix in military markets and higher large commercial engine shipments comprised the majority of the remaining increase. For the nine months ended September 30, 2007, revenues increased $845 million (10%) compared with the same period in 2006. The nine month revenue growth is primarily attributable to higher commercial aftermarket volume (4%), higher engine shipments at Pratt & Whitney Canada (3%), and higher volumes at Pratt & Whitney Power Systems (2%).

Operating profits increased $60 million (14%) in the third quarter of 2007 compared with the same period of 2006. This increase is primarily attributable to the profit contribution from higher volumes at Pratt & Whitney Canada (9%), an improved engine mix in military markets (8%) and higher volumes at Pratt & Whitney Power Systems (3%), partially offset by the impact of higher year over year commodity and manufacturing costs (7%). For the first nine months of 2007, operating profits increased $107 million (8%) compared with the same period in 2006. This increase is primarily attributable to the profit contribution from higher volumes in commercial markets and aftermarket services (12%), higher volumes at Pratt & Whitney Canada (3%), improved engine mix in military markets (4%), and the favorable impact received from a contract termination (3%). These increases to operating profit were partially offset by the impact of higher year over year commodity costs (8%), and the absence of the favorable impact of a 2006 settlement of a government litigation matter (6%).

Hamilton Sundstrand – Revenues increased $174 million (14%) in the third quarter of 2007 compared with the same period in 2006, principally due to organic volume growth across the aerospace (8%) and industrial (2%) businesses, the favorable impact of foreign currency translation (2%) and acquisitions (2%). Within aerospace, growth was generated by commercial aftermarket volume (4%) and commercial OEM volume (4%). For the nine months ended September 30, 2007, revenues increased $446 million (12%) compared with the same period in 2006, principally due to organic volume growth in both the aerospace (7%) and industrial (3%) businesses and the favorable impact of foreign currency translation (2%). Within aerospace, commercial aftermarket volume contributed the majority of the increase.

Hamilton Sundstrand’s operating profits increased $29 million (13%) in the third quarter of 2007 compared with the same period of 2006, principally due to improvements in both the aerospace (11%) and industrial (3%) businesses. Within the aerospace business, commercial OEM growth (11%) and commercial aftermarket growth (10%) were partially offset by increased company funded research and development costs (10%), related principally to the Boeing 787 program. For the nine months ended September 30, 2007, operating profit increased $100 million (16%) compared with the same period in 2006, principally due to volume growth in both the commercial aftermarket (12%) and industrial (2%) businesses and the favorable impact of foreign currency translation (2%). Operating profits from commercial OEM revenue growth (10%) were largely offset by increased company funded research and development costs (9%), principally related to the Boeing 787 program.

Sikorsky – Revenues increased $440 million (51%) in the third quarter of 2007 compared with the same period of 2006. The revenue increase was driven by higher business volume and full production in the third quarter of 2007 as compared with the third quarter of 2006 which was adversely impacted by the recovery of the six week strike of Sikorsky’s union workforce that ended early in the second quarter of 2006. Increases in military aircraft deliveries and program support (19%), aftermarket operations (18%) and commercial aircraft revenues (12%) comprised the majority of the year over year revenue increase. For the first nine months of 2007, revenues increased $1,365 million (64%) compared with the same period of 2006. As with the third quarter, the nine month revenue increase was driven by higher business volume in the first half of 2007 as compared with the first half of 2006 which was adversely impacted by the strike of Sikorsky’s union workforce. Increases in military aircraft deliveries and program support (28%), aftermarket operations (19%) and commercial aircraft revenues (16%), comprised the majority of the year over year revenue increase.

Operating profits increased $33 million (47%) in the third quarter of 2007 compared with the same period of 2006. The absence of the strike related impact in the third quarter of 2006, the increased volume from strong commercial and military demand, and lower research and development spending generated the significant improvement to operating profit in the third quarter of 2007. For the nine months ended September 30, 2007, operating profits increased $148 million (129%) compared with the same period of 2006. Similar to the third quarter, the absence of the strike related impact in 2006, and increased volume from strong commercial and military demand generated the majority of the increase in operating profit in the first nine months of 2007. Lower year over year restructuring charges (19%) were partially offset by the absence of Comanche termination recoveries in 2007 as compared to the first nine months of 2006 (10%).

Eliminations and other – The decrease in Eliminations and other for the nine months ended September 30, 2007 primarily reflects the EU Fine of $216 million (net of previously established reserves), lower interest income levels from the resolution of certain tax matters, and the absence of various gains recorded in 2006 on the disposition of non-core assets, offset partially by gains of approximately $110 million from the sale of marketable securities.

LIQUIDITY AND FINANCIAL CONDITION

In Millions	September 30, 2007	December 31, 2006	September 30, 2006
Cash and cash equivalents	$2,810	$2,546	$2,914
Total debt	9,327	7,931	8,291
Net debt (total debt less cash and cash equivalents)	6,517	5,385	5,377
Shareowners’ equity	20,278	17,297	18,934
Total capitalization (debt plus equity)	29,605	25,228	27,225
Net capitalization (debt plus equity less cash and cash equivalents)	26,795	22,682	24,311
Debt to total capitalization	32%	31%	30%
Net debt to net capitalization	24%	24%	22%

Cash Flow from Operating Activities

	Nine Months Ended September 30,
In Millions	2007	2006
Net cash flows provided by operating activities	$3,285	$3,148

Operating cash flow in the first nine months of 2007 was adversely impacted by the payment of the EU Fine (approximately $300 million), the payment of Canadian taxes in connection with ongoing tax planning activities (approximately $200 million), and an increase in working capital of $573 million. Normal seasonality drove receivables and inventory growth at Carrier, while factory moves and large projects contributed to inventory growth at UTC Fire & Security. Aerospace inventory increased in support of the strong organic growth and the continued tight aerospace supply chain. Working capital benefited from increased accounts payable to fund the inventory increases and by customer advanced payments received. We expect inventory levels to remain high due to the strong organic growth levels and will continue to work to offset with a focus on advances and receivables collections. Relative to the prior year, operating cash flow benefited from lower use of cash for working capital of $108 million because of the effects of the Sikorsky strike in the prior year and the advance payments received during 2007.

Cash Flow from Investing Activities

	Nine Months Ended September 30,
In Millions	2007	2006
Net cash flows used in investing activities	$(2,156)	$(667)

The increase in cash flows used in investing activities is largely the result of increased acquisition activity ($1,116 million) and capital expenditures ($94 million). For the year, capital expenditures are expected to increase by approximately $100 million from 2006 levels to approximate depreciation and amortization expense in 2007. While we expect that 2007 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,731 million and $1,126 million related to commercial aircraft at September 30, 2007 and December 31, 2006, respectively. Acquisition activity in the first nine months of 2007 consisted of the acquisition of IESG and Marioff by UTC Fire & Security for $764 and $348 million, respectively, and a number of small purchases in both the aerospace and commercial businesses.

Cash Flow from Financing Activities

	Nine Months Ended September 30,
In Millions	2007	2006
Net cash flows used in financing activities	$(1,002)	$(1,876)

A net increase in cash flow from borrowings ($1,101 million) was partially offset by higher levels of share repurchases ($170 million) which resulted in a decrease in cash used in financing activities in the first nine months of 2007 as compared to the same period in 2006. In the first nine months of 2007, short-term borrowings increased $1,330 million primarily related to the IESG acquisition funding requirements. At September 30, 2007, we had credit commitments from banks totaling $2.5 billion. We have a credit commitment of $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. As of September 30, 2007, there were no borrowings under this revolving credit agreement, which expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. As of September 30, 2007, approximately $979 million had been borrowed under this revolving credit agreement. This credit agreement expires in November 2011.

In July 2007, we replaced our existing shelf registration statement by filing with the SEC a universal shelf registration statement for an indeterminate amount of securities for future issuance. As of September 30, 2007, no securities had been issued under this shelf registration statement.

During the first nine months of 2007, we repurchased $1.5 billion of common stock (approximately 21.7 million shares) under an existing 60 million share repurchase program. At September 30, 2007, approximately 36.6 million shares remain available for repurchase under the program. We expect total share repurchases in 2007 to be approximately $2 billion and expect the total number of outstanding shares to decrease during the year. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs. However, total repurchases may vary depending upon the level of other investing activities. We paid dividends of $.265 per share in the first quarter of 2007 totaling $245 million, $.265 per share in the second quarter for a total of $245 million, and $.32 per share in the third quarter for a total of $296 million. On October 10, 2007, the Board of Directors declared a dividend of $.32 per share payable December 10, 2007.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. During the first nine months of 2007, we made a voluntary $150 million contribution of UTC common stock to our U.S. pension plans. We expect total voluntary contributions to our global pension plans in 2007 to be up to $250 million, including the $150 million common stock contribution.

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

The timing and levels of certain cash flow activities, such as acquisitions, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes as well as the potential funding of certain acquisitions. As of September 30, 2007, we had approximately $525 million of commercial paper outstanding, all of which is expected to mature in less than one month. We also had approximately $979 million outstanding under our multi-currency revolving line of credit.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt to capitalization levels as well as our current credit standing. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s and Moody’s Investors Service. In July 2007, Moody’s Investors Service affirmed its corporate rating on our long-term and short-term debt as A2 and P-1, respectively. Similarly, Standard and Poor’s affirmed our long-term and short-term debt ratings as A and A-1, respectively.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required.

Off-Balance Sheet Arrangements and Contractual Obligations

In our Annual Report, incorporated by reference in our Form 10-K for the calendar year 2006, we disclosed our off-balance sheet arrangements and contractual obligations. At September 30, 2007, there have been no material changes to off-balance sheet arrangements outside the ordinary course of business. There has been a material decrease in Future Pension and Postretirement Obligations since December 31, 2006, due to early-adoption of the measurement date provisions of SFAS 158. For additional discussion of the SFAS 158 adoption, see Note 6 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the first nine months of 2007. For discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report, incorporated by reference in our Form 10-K for the calendar year 2006.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the President and Chief Operating Officer, the Vice President, Accounting and Finance, and the Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance, and our Vice President, Finance, have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance, and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	Future earnings and other measures of financial performance

•	Future cash flow and uses of cash

•	The effect of economic downturns or growth in particular regions

•	The effect of changes in the level of activity in particular industries or markets

•	The availability and cost of materials, components, services and supplies

•	The scope, nature or impact of acquisition activity and integration into our businesses

•	The development, production and support of advanced technologies and new products and services

•	New business opportunities

•	Restructuring costs and savings

•	The impact of tax laws and regulatory changes

•	The effective negotiation of collective bargaining agreements

•	The outcome of contingencies

•	Future repurchases of common stock

•	Future levels of indebtedness and capital spending

•	Pension plan assumptions and future contributions

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

As previously disclosed, class action lawsuits were filed in various federal district courts in the United States alleging that we, Otis and other elevator manufacturers engaged in violations of Sections 1 and 2 of the Sherman Act. Those lawsuits were transferred to and consolidated in the U.S. District Court for the Southern District of New York. On June 6, 2006, the district court judge granted our motion to dismiss without leave to replead. On June 30, 2006, the plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. On September 4, 2007, the U.S. Court of Appeals affirmed the District Court’s decision to grant our motion to dismiss without leave to replead.

As previously disclosed, during the first quarter of 2007, the Austrian Federal Competition Authority (Competition Authority) filed a complaint with the Cartel Court in Austria in connection with an investigation of unlawful collusive arrangements in the Austrian elevator and escalator industry. Otis’ Austrian subsidiary is named in the complaint and is alleged to have participated in the collusive activities at least until the end of 2005. Based on the results of our internal investigation, we believe that some local employees at this subsidiary engaged in activities at a local level in violation of Otis and UTC policies and Austrian competition law. We have fully cooperated with the Competition Authority and the Cartel Court. On October 5, 2007, the Competition Authority asked the Cartel Court to assess civil fines against the participants in the collusive arrangements, including a fine of 18.2 million Euros against Otis’ Austrian subsidiary. The Cartel Court will review all evidence presented during the court proceedings and is expected to issue its decision, including a definitive assessment of fines, before the end of the year. The Cartel Court’s definitive assessment of fines cannot exceed the amount requested by the Competition Authority.

Class action consumer complaints have been filed against Carrier in Washington, Minnesota, Michigan, Wisconsin, Ontario and British Columbia. The complaints allege Carrier engaged in deceptive and unfair trade practices by knowingly selling high-efficiency condensing furnaces containing secondary heat exchangers that corrode and fail prematurely, causing residential customers to incur labor costs for repair or replacement that are not covered by Carrier’s warranty.

Carrier believes class treatment of such claims is not appropriate, denies liability and is contesting the cases vigorously. The trial court in the Wisconsin case denied class certification and granted summary judgment in Carrier’s favor on all issues in May 2007. Plaintiffs have appealed. The trial court in Washington has certified a class comprised of Washington owners of Carrier-manufactured high-efficiency furnaces with polypropylene-laminated secondary heat exchangers; on August 9, 2007, the court denied Carrier’s motion to decertify the class, and trial in the Washington matter is scheduled for February 2008. Class certification decisions have not yet been made by the courts in the other jurisdictions where complaints have been brought. Similar complaints in additional states are possible.

We are presently unable to estimate the damages for which Carrier would be liable should plaintiffs prevail in one or more of these cases. The amount of such damages in one or more of these cases could be material to our operating results in the period in which the actual liability would be recognized. We do not believe that any such damages in the aggregate would have a material adverse effect on our financial condition or that the resolution of these matters would have a material adverse effect on Carrier’s competitive position.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part II, Item 1, Legal Proceedings, of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our Financial Performance Is Dependent on the Conditions of the Aerospace and Construction Industries

The results of our commercial and military aerospace businesses, which generated 37 percent of our revenues in 2006, are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits, corporate profitability and backlog levels. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2007, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements to new engines that increase reliability. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

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

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations, and repatriation of earnings. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. For example, as a condition of sale or award of a contract, some international customers require us to agree to offset arrangements, which may include in-country purchases, manufacturing and financial support arrangements. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements. In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Russia and South Africa that carry high levels of currency, political and economic risk. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

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

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. We regularly invest substantial amounts in research and development efforts that pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of internal and supplier produced parts and materials; performance of suppliers and subcontractors; achieving cost and production efficiencies, validation of innovative technologies and the level of customer interest in new technologies and products. These factors involve significant risks and uncertainties. We may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. In particular, we cannot predict with certainty whether, when and in what quantities Pratt & Whitney or its affiliates will produce aircraft engines currently in development or pending required certifications. Any of the foregoing could adversely affect our business and results of operations.

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

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2007	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
July 1 – July 31	2,822	$72.99	2,822	40,521
August 1 – August 31	2,029	$74.19	2,019	38,502
September 1 – September 30	1,884	$76.55	1,884	36,618

Total	6,735	$74.34	6,725

On December 13, 2006, we announced that our Board of Directors authorized the repurchase of up to 60 million shares of our common stock. Shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 10,000 shares were reacquired in transactions outside the program during the quarter.

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

UNITED TECHNOLOGIES CORPORATION

Dated: October 18, 2007	by:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: October 18, 2007	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Finance

Dated: October 18, 2007	by:	/s/ Charles D. Gill
Charles D. Gill
Senior Vice President and General Counsel

EXHIBIT INDEX

(12)	Statement re: computation of ratio of earnings to fixed charges.*
(15)	Letter re: unaudited interim financial information.*
(31)	Rule 13a-14(a)/15d-14(a) Certifications.*
(32)	Section 1350 Certifications.*

*	Submitted electronically herewith.