Form 10-K
period 2007-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2008-02-07
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2007 was approximately $70,167,815,656, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 31, 2008, there were 981,518,066 shares of Common Stock outstanding.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the United Technologies Corporation 2007 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV hereof; and (2) portions of the United Technologies Corporation Proxy Statement for the 2008 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

UNITED TECHNOLOGIES CORPORATION

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2007

i

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K for Year Ended December 31, 2007

Whenever reference is made in this Form 10-K to specific sections of UTC’s 2007 Annual Report to Shareowners (2007 Annual Report), those sections are incorporated herein by reference. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. As used herein, the terms “we,” “us,” “our” or “UTC,” unless the context requires otherwise, mean United Technologies Corporation and its subsidiaries.

PART I

Item 1. Business

General

United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable to acquisitions and the internal development of our existing businesses. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report, especially the information contained therein under the heading “Business Overview.”

Our operating units include businesses with operations throughout the world. Otis, Carrier and UTC Fire & Security (collectively referred to as the commercial businesses) serve customers in the commercial and residential property industries worldwide. Carrier also serves commercial, industrial, transport refrigeration and food service equipment customers. Pratt & Whitney, Hamilton Sundstrand and Sikorsky (collectively referred to as the aerospace businesses) primarily serve commercial and government customers in the aerospace industry. Hamilton Sundstrand and Pratt & Whitney also serve customers in industrial markets. For 2007, our commercial and industrial revenues (generated principally by our commercial businesses) were approximately 63 percent of our consolidated revenues, and commercial aerospace and military aerospace revenues were approximately 21 percent and 16 percent, respectively, of our consolidated revenues. Revenues for 2007 from outside the United States, including U.S. export sales, were 62 percent of our total segment revenues.

This Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Relations section of our Internet website (www.utc.com) under the headings “Financials” and/or “SEC Filings” as soon as practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Description of Business by Segment

We conduct our business through six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Each segment groups similar operating companies and the management organization of each segment has general operating autonomy over a range of products and services. The principal products and services of each segment are as follows:

Otis	—elevators, escalators, moving walkways and service.

Carrier	—residential, commercial and industrial heating, ventilating, air conditioning (HVAC) and refrigeration systems and equipment, food service equipment, building automation and controls, HVAC and refrigeration components and installation, retrofit and aftermarket services.

UTC Fire & Security	—fire and special hazard detection and suppression systems and fire fighting equipment, electronic security, monitoring and rapid response systems and service and security personnel services.

Pratt & Whitney	—commercial, general aviation and military aircraft engines, parts and services, industrial gas turbines and space propulsion.

Hamilton Sundstrand	—aerospace products and aftermarket services, including power generation, management and distribution systems, flight systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units and propeller systems, and industrial products, including air compressors, metering pumps and fluid handling equipment.

Sikorsky	—military and commercial helicopters, aftermarket helicopter and aircraft parts and services.

Segment financial data for the years 2005 through 2007, including financial information about foreign and domestic operations and export sales, appears in Note 15 to the Consolidated Financial Statements in our 2007 Annual Report.

Otis

Otis is the world’s largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators for low-, medium- and high-speed applications, as well as a broad line of escalators and moving walkways. In addition to new equipment, Otis provides modernization products to upgrade elevators and escalators as well as maintenance services for both its products and those of other manufacturers. Otis serves customers in the commercial and residential property industries around the world. Otis sells directly to the end customer and, to a limited extent, through sales representatives and distributors.

Revenues generated by Otis’ international operations were 81 percent and 80 percent of total Otis segment revenues in 2007 and 2006, respectively. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, Otis undertook a re-evaluation of the factors used to calculate service contract backlog in light of an industry-wide progression to longer term maintenance contracts. The adjustment to these factors resulted in an increase to backlogs reported for both 2006 and 2005. During 2007, Otis made system enhancements at several locations enabling the backlog calculations at those locations to be made on a contract-by-contract basis to provide a more precise calculation of the Otis backlog. These enhancements resulted in further adjustments to the backlog. As currently calculated, Otis’ backlog at December 31, 2007 is $14,146 million as compared to $12,549 million at December 31, 2006. Calculated as previously reported, Otis’ backlog at December 31, 2006 was $11,583 million. Of the total Otis backlog at December 31, 2007, approximately $8,167 million is expected to be realized as sales in 2008.

Carrier

Carrier is the world’s largest manufacturer and distributor of HVAC and refrigeration systems. It also produces food service equipment and HVAC and refrigeration-related controls for residential, commercial, industrial and transportation applications. Carrier also provides installation, retrofit and aftermarket services and components for the products it sells and those of other manufacturers in the HVAC and refrigeration industries. Carrier’s products and services are sold under Carrier and other brand names to building contractors and owners, homeowners, transportation companies, retail stores and food service companies. Carrier sells directly to the end customer and through manufacturers’ representatives, distributors, wholesalers, dealers and retail outlets. Certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather.

Revenues generated by Carrier’s international operations, including U.S. export sales, were 59 percent and 54 percent of total Carrier segment revenues in 2007 and 2006, respectively. At December 31, 2007, Carrier’s business backlog was $2,097 million as compared to $1,852 million at December 31, 2006. Substantially all the business backlog at December 31, 2007 is expected to be realized as sales in 2008.

UTC Fire & Security

UTC Fire & Security (UTC F&S) is a global provider of security and fire safety products and services. We created the UTC F&S segment in the second quarter of 2005 upon acquiring Kidde, adding the Kidde industrial, retail and commercial fire safety businesses to the former Chubb segment. In the electronic security industry, UTC F&S provides system integration, installation and service of intruder alarms, access control systems and video surveillance systems under several brand names including Chubb. In the fire safety industry, UTC F&S designs, manufactures, integrates, installs, sells and services a wide range of specialty hazard detection and fixed suppression products and systems and manufactures, sells and services portable fire extinguishers and other fire fighting equipment under several brand names including Kidde. UTC F&S also provides monitoring, response and security personnel services, including cash-in-transit security, to complement its electronic security and fire safety businesses. Its products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants and other end-users requiring a high level of security and fire protection for their businesses and residences.

In the third quarter of 2007, we completed the acquisition of Initial Electronic Security Group (IESG), a division of Rentokil Initial, plc, with the exception of the French operations, the acquisition of which we completed during the fourth quarter of 2007. IESG is being integrated into the UTC F&S segment and is expected to enhance UTC F&S’s scale and capability in the electronic security business in key markets where UTC F&S has a significant presence. In the third quarter of 2007, we also completed the acquisition of Marioff Corporation Oy, a global provider of water mist suppression systems for land and marine applications.

UTC F&S provides its products and services under Chubb, Kidde, Lenel and other brand names and sells directly to the customer as well as through manufacturer representatives, distributors and dealers. Revenues generated by UTC F&S’s international operations were 82 percent and 84 percent of total UTC F&S segment revenues in 2007 and 2006, respectively. At December 31, 2007, UTC F&S’s business backlog was $1,084 million as compared to $692 million at December 31, 2006. Substantially all the business backlog at December 31, 2007 is expected to be realized as sales in 2008.

Pratt & Whitney

Pratt & Whitney is among the world’s leading suppliers of commercial, general aviation and military aircraft engines. Pratt & Whitney’s Global Service Partners provides maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services for large commercial engines. Pratt & Whitney produces families of engines for wide, narrow body and military aircraft. Pratt & Whitney also sells engines for auxiliary power units, industrial applications and space propulsion systems. Pratt & Whitney Canada (P&WC) is a world leader for engines powering business, regional, light jet, utility and military aircraft and helicopters. Pratt & Whitney Rocketdyne (PWR) is a leader in the design, development and manufacture of sophisticated aerospace propulsion systems for military and commercial applications, including the space shuttle.

In view of the risk and cost associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which revenues, costs and risks are shared. At December 31, 2007, the interests of participants in current Pratt & Whitney-directed commercial jet engine production programs ranged from 14 percent to 29 percent. In addition, Pratt & Whitney has interests in other engine programs, including a 33 percent interest in the International Aero Engines (IAE) collaboration that sells and supports V2500 engines for the Airbus A320 family of aircraft. At December 31, 2007, Pratt & Whitney sub-partners held interests equivalent to 4 percent of the overall IAE collaboration. Pratt & Whitney also has a 50 percent interest in the Engine Alliance (EA) (a joint venture with GE Aviation) to develop, market and manufacture the GP7000 engine for the Airbus A380 aircraft. At December 31, 2007, other participants held interests totaling 40 percent of Pratt & Whitney’s 50 percent share of the EA. Flight testing of the GP7000 commenced in 2006. European Aviation Safety Agency and Federal Aviation Authority type certification of the Airbus A380 aircraft with the GP7000 engines occurred in December 2007, with entry into service expected in 2008.

In terms of engine development programs, Pratt & Whitney is under contract with the U.S. Air Force to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Lightning II aircraft being developed by Lockheed Martin. In addition, Pratt & Whitney is currently developing technology, including testing of a geared turbofan engine, which is intended to enable it to power proposed and future aircraft. Pratt & Whitney has also initiated the Advantage 70 program, which is intended to enhance its PW4000 engine for the Airbus A330 aircraft by reducing maintenance and fuel costs and increasing thrust. PWR is developing a liquid fuel J-2x engine to support NASA’s vision for space exploration. P&WC is developing the PW600 engine series for the very light jet market. Three of these P&WC PW600 engine models have been selected to power Cessna Aircraft’s Citation Mustang, Eclipse Aviation’s Eclipse 500 and Embraer’s Phenom 100. P&WC is also developing the PW210 engine for Sikorsky’s S-76D helicopter. IAE is developing the V2500Select® program as an enhancement to its V2500 engine. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion. During 2006, Pratt & Whitney launched Global Material Solutions (GMS), a new business that is in the process of engineering, certifying, manufacturing and selling new parts, including life limited parts, for CFM56®-3 engines.

Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, space launch vehicle providers and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine programs, create uncertainty regarding engine program profitability. The vast majority of sales are made directly to the end customer and, to a limited extent, using independent distributors and service providers. Sales to Airbus and Boeing were 9.5 and 6.4 percent, respectively, of total Pratt & Whitney revenues in 2007, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. government were 29.5 percent of total Pratt & Whitney segment revenues in 2007.

Revenues from Pratt & Whitney’s international operations, including U.S. exports, were 56 percent and 53 percent of total Pratt & Whitney segment revenues in 2007 and 2006, respectively. At December 31, 2007, Pratt & Whitney’s business backlog was $23,607 million, including $5,334 million of U.S. government-funded contracts and subcontracts, as compared to $16,893 million and $2,895 million, respectively, at December 31, 2006. Of the total Pratt & Whitney backlog at December 31, 2007, approximately $6,882 million is expected to be realized as sales in 2008. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total revenues from these contracts. See Note 1 to the Consolidated Financial Statements in our 2007 Annual Report for a description of our accounting for long-term contracts.

Hamilton Sundstrand

Hamilton Sundstrand is among the world’s leading suppliers of technologically advanced aerospace and industrial products and aftermarket services for diversified industries worldwide. Hamilton Sundstrand’s aerospace products, such as power generation management and distribution systems, flight systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units and propeller systems, serve commercial, military, regional, business and general aviation, as well as space and undersea applications. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet maintenance programs. Hamilton Sundstrand sells aerospace products to airframe manufacturers, the U.S. and foreign governments, aircraft operators and independent distributors. Hamilton Sundstrand sales of aerospace products to Boeing, Airbus and Pratt & Whitney, collectively, including sales where the U.S. government was the ultimate customer, were 16.6 percent of Hamilton Sundstrand segment sales in 2007.

Hamilton Sundstrand is engaged in development programs for the Boeing 787 aircraft, the Lockheed Martin F-35 Lightning II military aircraft and the Airbus A400M military aircraft, and has developed and delivered systems for the Airbus A380 aircraft. Hamilton Sundstrand is also the prime contractor for NASA’s space suit/life support system and produces environmental monitoring and control, life support, mechanical systems and thermal control systems for the space shuttle, international space station and the Orion crew exploration vehicle.

Hamilton Sundstrand’s principal industrial products, such as air compressors, metering pumps and fluid handling equipment, serve industries involved with raw material processing, bulk material handling, construction, hydrocarbon and chemical processing, and water and wastewater treatment. Hamilton Sundstrand sells these products under the Sullair, Sundyne, Milton Roy and other brand names directly to end-users, and through manufacturer representatives and distributors.

Revenues generated by Hamilton Sundstrand’s international operations, including U.S. export sales, were 50 percent and 47 percent of total Hamilton Sundstrand segment revenues in 2007 and 2006, respectively. At December 31, 2007, Hamilton Sundstrand’s business backlog was $5,152 million, including $823 million under U.S. government-funded contracts and subcontracts, as compared to $4,527 million and $725 million, respectively, at December 31, 2006. Of the total Hamilton Sundstrand backlog at December 31, 2007, approximately $2,761 million is expected to be realized as sales in 2008.

Sikorsky

Sikorsky is one of the world’s largest manufacturers of military and commercial helicopters and also provides aftermarket helicopter and aircraft parts and services.

Current major production programs at Sikorsky include the UH-60L and UH-60M Black Hawk medium-transport helicopters for the U.S. and foreign governments, the MH-60S and MH-60R helicopters for the U.S. Navy, the International Naval Hawk for multiple naval missions, and the S-76 and S-92 helicopters for commercial operations. In December 2007, the U.S. government and Sikorsky signed a five-year multi-service contract for 537 H-60 helicopters to be delivered to the U.S. Army and U.S. Navy. Actual production quantities will be determined year-by-year over the life of the program based on funding allocations set by Congress and Pentagon acquisition priorities. In April 2006, Sikorsky was awarded a System Development and Demonstration contract for the U.S. Marine Corps CH-53K next generation heavy lift helicopter. Development of the H-92 helicopter for military markets and the S-76D helicopter, which is expected to be the next generation of the S-76 helicopter, is in process.

In March 2007, UTC acquired the Polish aircraft manufacturer, PZL Mielec, which is intended to form the foundation for Sikorsky’s European operations. Sikorsky’s aftermarket business includes spare parts sales, overhaul and repair services, maintenance contracts, and logistics support programs for helicopters and other aircraft. Sales are made directly by Sikorsky and by its subsidiaries and joint ventures. Sikorsky is increasingly engaging in logistics support programs and partnering with its government and commercial customers to manage and provide maintenance and repair services.

Revenues generated by Sikorsky’s international operations, including U.S. export sales, were 34 percent of total Sikorsky revenues in 2007 and in 2006. At December 31, 2007, Sikorsky’s business backlog was $11,445 million, including $5,180 million under U.S. government-funded contracts and subcontracts, as compared to $8,789 million and $3,257 million, respectively, at December 31, 2006. Of the total Sikorsky backlog at December 31, 2007, approximately $5,116 million is expected to be realized as sales in 2008.

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

UTC Power merged with UTC Fuel Cells, effective January 1, 2007, with UTC Power continuing as the surviving entity. The results of UTC Power and UTC Fuel Cells are included in the “Eliminations and Other” category in the segment financial data in Note 15 to the Consolidated Financial Statements in our 2007 Annual Report.

Other Matters Relating to Our Business as a Whole

Competition and Other Factors Affecting Our Businesses

As worldwide businesses, our operations can be affected by a variety of economic and other factors, including those described in this section, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Annual Report, in Item I, “Cautionary Note Concerning Factors That May Affect Future Results,” and in Item 1A, “Risk Factors” in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the United States and other countries, and each competes on the basis of price, delivery schedule, product performance and service.

Our aerospace businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their national commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. Customer selections of engines and components can also have a significant impact on later sales of parts and services. In addition, the U.S. government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation and Rolls-Royce. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4 and 13 to the Consolidated Financial Statements in our 2007 Annual Report.

Research and Development

Since changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $1,678 million, or 3.1 percent of total sales in 2007, as compared with $1,529 million or 3.2 percent of total sales in 2006 and $1,367 million or 3.2 percent of total sales in 2005. We also perform research and development work under contracts funded by the U.S. government and other customers. This contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Hamilton Sundstrand and Sikorsky segments, amounted to $2,123 million in 2007, as compared to $1,952 million in 2006 and $1,650 million in 2005. These contract research and development costs include amounts that are expensed as incurred, through cost of products sold, and amounts that are capitalized into inventory to be subsequently recovered through production aircraft shipments. Of the totals, $1,872 million, $1,621 million and $1,478 million were expensed in 2007, 2006 and 2005, respectively. The remaining costs have been capitalized.

U.S. Government Contracts

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. government sales are made under fixed-price type contracts, while approximately $2,221 million or 4.1 percent of our total sales for 2007 were made under cost-reimbursement type contracts.

Our contracts with the U.S. government are also subject to audits. Like many defense contractors, we have received audit reports from the U.S. government which recommend that we reduce certain contract prices because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports have involved substantial reductions. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain cases. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” in this Form 10-K and Note 14 to the Consolidated Financial Statements in our 2007 Annual Report for further discussion.

Compliance with Environmental and Other Government Regulations

Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 14 to the Consolidated Financial Statements in our 2007 Annual Report.

Most of the U.S. laws governing environmental matters include criminal provisions. If we were convicted of a violation of the federal Clean Air Act or Clean Water Act, the facility or facilities involved in the violation would be ineligible to be used in performing any U.S. government contract we are awarded until the Environmental Protection Agency certified that the condition giving rise to the violation had been corrected.

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

We believe we have adequate sources for our purchases of materials, components, services and supplies used in our manufacturing. We work continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating our purchases, reducing the number of suppliers, strategic global sourcing and using online bidding competitions among potential suppliers. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Like other users in the United States, we are largely dependent upon foreign sources for certain raw materials requirements such as cobalt (Finland, Norway, Russia and Canada), tantalum (Australia and Canada), chromium (South Africa, Kazakhstan, Zimbabwe and Russia) and rhenium (Chile, Kazakhstan and Germany). We have a number of ongoing programs to manage this dependence and the accompanying risk, including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Although recent high prices for some raw materials important to some of our businesses (steel, copper, aluminum, titanium and nickel) have caused margin and cost pressures, we do not foresee any near term unavailability of materials, components or supplies that would have an adverse effect on our overall business or on any of our business segments. For further discussion of the possible effects of the cost and availability of raw materials on our business, see Item 1A, “Risk Factors” in this Form 10-K.

Employees and Employee Relations

At December 31, 2007, our total employment was approximately 225,600, approximately 66 percent of which represents employees based outside the United States. During 2007, we renegotiated twenty-two multi-year collective bargaining agreements, the largest of which covered certain workers at Otis and Pratt & Whitney. In 2008, numerous collective bargaining agreements are subject to renegotiation, the largest of which cover certain workers at Carrier and Hamilton Sundstrand. We do not anticipate any problems in renegotiating these contracts that would either individually or in the aggregate have a material adverse effect on our financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to the Consolidated Financial Statements in our 2007 Annual Report.

For a discussion of other matters which may affect our financial condition, results of operations or cash flows, including the risks of our international operations, see the further discussion under the headings “General” and “Description of Business by Segment” in this section, Item 1A, “Risk Factors” in this Form 10-K, and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	future earnings and other measures of financial performance;

•	future cash flow and uses of cash;

•	the effect of economic downturns or growth in particular regions;

•	the effect of changes in the level of activity in particular industries or markets;

•	the availability and cost of materials, components, services and supplies;

•	the scope, nature or impact of acquisition activity and integration into our businesses;

•	the development, production and support of advanced technologies and new products and services;

•	new business opportunities;

•	restructuring costs and savings;

•	the impact of tax laws and regulatory changes;

•	the effective negotiation of collective bargaining agreements;

•	the outcome of contingencies;

•	future repurchases of common stock;

•	future levels of indebtedness and capital spending; and

•	pension plan assumptions and future contributions.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time. This Annual Report on Form 10-K for 2007 includes important information as to these factors in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole” and in the “Risk Factors” and “Legal Proceedings” sections. Additional important information as to these factors is included in our 2007 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2007 Annual Report.

Our Financial Performance Is Dependent on the Conditions of the Aerospace and Construction Industries

The results of our commercial and military aerospace businesses, which generated approximately 37 percent of our consolidated revenues in 2007, are directly tied to the economic conditions in the commercial aviation and defense industries. The aerospace industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits, corporate profitability and backlog levels. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2008, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements to new engines that increase reliability. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

The results of our commercial and industrial businesses, which generated approximately 63 percent of our revenues in 2007, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs and other global and political factors. In addition to these factors, Carrier’s financial performance can also be influenced by production and utilization of transport equipment and, in its residential business, weather conditions.

Our Business May Be Affected by Government Contracting Risks

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigation (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges.

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Foreign Currency Fluctuations and Changes in Local Government Regulation

We conduct our business on a global basis, with approximately 62 percent of our total 2007 segment revenues derived from operations outside of the United States and from U.S. export sales. Fluctuations in exchange rates may affect product demand in export markets and affect reported profits of our non-U.S. operations (primarily the commercial businesses) where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

8

The majority of sales in the aerospace businesses is transacted in U.S. dollars, consistent with established industry practice, while the majority of costs at locations outside the United States is incurred in the applicable local currency (principally the Euro and the Canadian dollar). For differences between U.S. dollar sales and local currency costs, there is a foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. dollar against the applicable foreign currencies. To manage this exposure, we employ long-term hedging strategies associated with U.S. dollar revenues. See Note 1 to the Consolidated Financial Statements in our 2007 Annual Report for a discussion of our hedging strategies.

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

We Use a Variety of Raw Materials, Supplier-Provided Parts, Components, Sub-Systems and Third Party Contract Manufacturing Services in Our Businesses, and Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products

Our reliance on suppliers, third party contract manufacturing and commodity markets to secure raw materials, parts, components and sub-systems used in the manufacturing of our products exposes us to volatility in the prices and availability of these materials. In some instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. A disruption in deliveries from our suppliers or third party contract manufacturers, supplier capacity constraints, supplier and third party contract manufacturer production disruptions, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

We Engage in Acquisitions, and May Encounter Difficulties Integrating Acquired Businesses with Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of the Acquisitions

We seek to grow through strategic acquisitions. In the past several years, we have made various acquisitions and entered into joint venture arrangements intended to complement and expand our businesses, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, and in managing strategic investments. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. We regularly invest substantial amounts in research and development efforts that pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of internal and supplier-produced parts and materials; performance of suppliers and subcontractors; achieving cost and production efficiencies, validation of innovative technologies and the level of customer interest in new technologies and products. These factors involve significant risks and uncertainties. We may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. In particular, we cannot predict with certainty whether, when and in what quantities Pratt & Whitney or its affiliates will produce aircraft engines currently in development or pending required certifications. Any of the foregoing could adversely affect our business and results of operations.

We Are Subject to Litigation and Legal Compliance Risks That Could Adversely Affect Our Operating Results

We are subject to a variety of litigation and legal compliance risks. These risks include, among other things, litigation concerning product liability matters, personal injuries, intellectual property rights, government contracts, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and sales and trading practices. We or one of our business units could be charged with wrongdoing as a result of such litigation. If convicted or found liable, we could be subject to fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by generally accepted accounting principles, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. If there is a range of estimates and no amount within that range is more likely to occur than another, then we accrue the minimum amount. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3, “Legal Proceedings,” in this Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

	Number of Facilities - Owned
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	—	16	8	32	21	8	—	85
Europe & Middle East	6	18	12	2	21	—	—	59
Asia	3	3	—	5	2	1	—	14
Emerging Markets*	12	26	5	9	4	1	—	57

	21	63	25	48	48	10	—	215

Non-Manufacturing:
North America	4	24	1	38	4	1	11	83
Europe & Middle East	17	8	1	—	2	—	—	28
Asia	1	2	6	1	—	—	—	10
Emerging Markets*	9	9	1	3	—	—	—	22

	31	43	9	42	6	1	11	143

	Number of Facilities - Leased
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	1	10	6	24	8	7	2	58
Europe & Middle East	3	13	18	1	12	1	—	48
Asia	—	3	—	3	2	1	—	9
Emerging Markets*	2	7	7	—	2	1	—	19

	6	33	31	28	24	10	2	134

	Number of Facilities - Leased
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Non-Manufacturing:
North America	4	94	14	18	2	5	6	143
Europe & Middle East	12	54	10	1	—	—	—	77
Asia	4	6	6	—	1	—	—	17
Emerging Markets*	11	18	2	—	—	—	—	31

	31	172	32	19	3	5	6	268

*	For purposes of this table, emerging markets include the countries included in the Morgan Stanley Capital International Emerging Markets Global IndexSM.

Our fixed assets as of December 31, 2007 include the manufacturing facilities and non-manufacturing facilities such as warehouses set forth in the tables above and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2007 are in good operating condition, are well-maintained and substantially all are in regular use.

Our management believes that the fixed assets capitalized and the facilities in operation at December 31, 2007 for the production of our products are suitable and adequate for the business conducted therein in the current business environment and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time adjust our facility needs.

For discussion of the effect of our restructuring actions on manufacturing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to the Consolidated Financial Statements in our 2007 Annual Report.

Item 3.	Legal Proceedings

As previously disclosed, the Department of Justice (DOJ) sued us in 1999 in the U.S. District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and General Electric’s F110 engine. The DOJ alleges that the government overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. Treble damages and penalties of up to $10,000 per false claim could be assessed if the court finds that Pratt & Whitney violated the civil False Claims Act, and common law damages would accrue pre-judgment interest. Trial of this matter was completed in December 2004. At trial, the government claimed Pratt & Whitney’s liability is $624 million. We believe that this estimate is substantially overstated, denied any liability and vigorously defended against the DOJ’s claims. A decision is pending. Should the government ultimately prevail, the outcome of this matter could result in a material effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid.

As previously disclosed, on February 21, 2007, the European Commission’s Competition Directorate (EU Commission) ruled that Otis’ subsidiaries in Belgium, Luxembourg and the Netherlands, and a portion of the business of Otis’ German subsidiary, violated European Union (EU) competition rules and assessed a €225 million (approximately $300 million) civil fine against Otis, its relevant local entities, and UTC, which was paid during 2007. In May 2007, we filed an appeal of the decision before the EU’s European Court of First Instance. Resolution of the matter is not expected within the next twelve months.

As previously disclosed, during the first quarter of 2007, the Austrian Federal Competition Authority (Competition Authority) filed a complaint with the Cartel Court in Austria (Cartel Court) against Otis’ Austrian subsidiary in connection with an investigation of unlawful collusive arrangements in the Austrian elevator and escalator industry. On December 14, 2007 the Cartel Court, at the request of the Competition Authority, assessed civil fines against the participants in the collusive arrangements, including a fine of €18.2 million (approximately $26 million) against Otis’ Austrian subsidiary, which fine has been fully provided for at December 31, 2007. We have appealed the Cartel Court ruling.

As previously disclosed, in 2005 the Korean Fair Trade Commission (KFTC) conducted an inspection at the offices of Otis Korea and its three Korean competitors. Based on the results of a subsequent internal investigation conducted by Otis, we believe that certain Otis Korea employees engaged in collusive activities in the Korean market for new equipment, and that certain employees also engaged in price-fixing in the market for industrial electric motors. In May 2007, the KFTC expanded its investigation to also focus on pricing of subcontracts for elevator installation. Based on its own investigation, Otis believes certain Otis Korea employees shared subcontractor pricing information with competitors in years prior to 2005. Otis has fully cooperated with the KFTC investigation, disclosed the results of its internal investigations to the KFTC, and applied for leniency with respect to those disclosures. In September 2007, the KFTC issued its decision regarding the motor cartel and granted Otis Korea 100 percent leniency. Otis expects to receive a complaint regarding the new equipment sales investigation in the near future. A complaint regarding installation subcontractor pricing may be received sometime in 2008. We do not believe that any fines that may be imposed will have a material adverse effect on our results of operations, financial condition or cash flows or on Otis’ competitive position.

As previously disclosed, class action consumer complaints have been filed against Carrier in Washington, Minnesota, Michigan, Wisconsin, Ontario and British Columbia. The complaints allege Carrier engaged in deceptive and unfair trade practices by knowingly selling high-efficiency condensing furnaces containing secondary heat exchangers that corrode and fail prematurely, causing residential customers to incur labor costs for repair or replacement that are not covered by Carrier’s warranty. While Carrier denies liability and disputes the claims, Carrier and counsel for the class action plaintiffs have reached a comprehensive agreement to settle these actions. Under the settlement, Carrier agrees to (1) extend the labor warranty on the heat exchangers for current owners of affected furnaces, or provide an optional credit toward the purchase of new equipment, (2) reimburse owners who have already paid for repairs to their heat exchanger, and (3) pay the fees and costs incurred by the plaintiffs. The settlement is subject to approval by the U.S. and Canadian courts, after notice to the potential class members. Carrier anticipates decisions by these courts during 2008. During the quarter ended December 31, 2007, we recorded a reserve for the actual and estimated future costs of the settlement.

As previously disclosed, like many other companies in recent years, we or our subsidiaries have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of our products or premises. While we have never manufactured asbestos and no longer incorporate it in any currently-manufactured products, certain of our historical products, like those of many other manufacturers, have contained components incorporating asbestos. We have made no payment in a substantial majority of the cases closed to date. The remainder of the resolved cases have settled for amounts that are not material to us, and have been supported in part by insurance. At December 31, 2007, we were named in approximately 3,100 lawsuits involving approximately 14,400 individual claimants. A substantial majority of the pending claims are in state courts in Mississippi, Texas and New York.

Except as otherwise noted above, we do not believe that resolution of any of the legal matters discussed above will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. A further discussion of government contracts and related investigations, as well as a discussion of our environmental liabilities, can be found under the heading “Other Matters Relating to Our Business as a Whole – Compliance with Environmental and Other Government Regulations” in Item 1, “Business,” and in Item 1A, “Risk Factors,” in this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the quarter ended December 31, 2007.

Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2003	Age 2/7/08
Ari Bousbib	President, Otis Elevator (since 2002)	—	46

J. Thomas Bowler, Jr.	Senior Vice President, Human Resources and Organization (since November 2007)	Vice President, Human Resources, United Technologies Corporation; Vice President, Human Resources and Organization, Pratt & Whitney	55

William M. Brown	President, UTC Fire & Security (since 2006)	President, Asia Pacific, Carrier Corporation; President, Carrier Transicold	45

Name	Title	Other Business Experience Since 1/1/2003	Age 2/7/08
Louis R. Chênevert	Director, President and Chief Operating Officer (since 2006)	President, Pratt & Whitney	50

Geraud Darnis	President, Carrier Corporation (since 2001)	—	48

George David	Chairman (since 1997) and Chief Executive Officer (since 1994)	Chairman, President and Chief Executive Officer, United Technologies Corporation	65

Stephen N. Finger	President, Pratt & Whitney (since 2006)	President, Sikorsky Aircraft; President, Military Engines and Executive Vice President, Engineering and Operations, Pratt & Whitney	59

James E. Geisler	Vice President, Finance (since 2004)	Director, Financial Planning and Analysis, United Technologies Corporation	41

Charles D. Gill	Senior Vice President and General Counsel (since April 2007)	Vice President and General Counsel, and Secretary, Carrier Corporation; Executive Assistant to Chairman and Chief Executive Officer, United Technologies Corporation	43

Gregory J. Hayes	Vice President, Accounting and Finance (since 2006)	Vice President, Accounting and Control, Controller, United Technologies Corporation; Vice President, Financial Planning and Analysis and Treasury, Hamilton Sundstrand	47

David P. Hess	President, Hamilton Sundstrand Corporation (since 2005)	President, Hamilton Sundstrand Aerospace Power Systems	52

Jeffrey P. Pino	President, Sikorsky Aircraft (since 2006)	Senior Vice President, Marketing & Commercial Programs, Sikorsky Aircraft	53

Thomas I. Rogan	Vice President, Treasurer (since 2001)	—	55

Margaret M. Smyth	Vice President, Controller (since August 2007)	Vice President and Chief Accounting Officer, 3M Co.; Managing Partner, Deloitte & Touche	44

Jan van Dokkum	President, UTC Power (since 2002)	—	55

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Performance Graph and Comparative Stock Data appearing in our 2007 Annual Report containing the following data relating to our Common Stock: shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends is hereby incorporated by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference in Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2007.

2007	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
October 1 – October 31	2,434	77.46	2,434	34,184
November 1 – November 30	2,848	74.48	2,847	31,337
December 1 – December 31	1,317	76.61	1,312	30,025

Total	6,599	76.00	6,593	30,025

We repurchase shares under a program announced on December 13, 2006 that authorized the repurchase of up to 60 million shares of our common stock. Shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 6,000 shares were reacquired in transactions outside the program during the quarter.

Item 6.	Selected Financial Data

The Five Year Summary appearing in our 2007 Annual Report, containing revenues, net income, basic and diluted earnings per share, cash dividends per common share, total assets and long-term debt is hereby incorporated by reference. See “Notes to Consolidated Financial Statements” in our 2007 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hereby incorporate by reference in this Form 10-K the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risk sensitive instruments, see discussion under the heading “Market Risk and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report and under the heading “Foreign Exchange and Hedging Activity” in Note 1 and Note 12 to the Consolidated Financial Statements in our 2007 Annual Report.

Item 8.	Financial Statements and Supplementary Data

The 2007 and 2006 Consolidated Balance Sheet, and other financial statements for the years 2007, 2006 and 2005, together with the report thereon of PricewaterhouseCoopers LLP dated February 7, 2008 in our 2007 Annual Report are incorporated by reference in this Form 10-K. The 2007 and 2006 unaudited Selected Quarterly Financial Data appearing in our 2007 Annual Report is incorporated by reference in this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, the President and Chief Operating Officer, the Vice President, Accounting and Finance, the Vice President, Finance and the Vice President, Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance, our Vice President, Finance and our Vice President, Controller concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the

Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our President and Chief Operating Officer, our Vice President, Accounting and Finance, our Vice President, Finance, and our Vice President, Controller, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2007 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Margaret M. Smyth, Vice President, Controller, assumed the additional role of principal accounting officer effective February 4, 2008. Her biographical information and business experience is included under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the section of our Proxy Statement for the 2008 Annual Meeting of Shareowners titled “General Information Concerning the Board of Directors,” under the headings “Nominees,” “The Audit Committee,” and “The Committee on Nominations and Governance.” Information regarding executive officers is contained in Part I of this Form 10-K under the heading “—Executive Officers of the Registrant.” Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2008 Annual Meeting of Shareowners titled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2008 Annual Meeting of Shareowners titled “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and the Equity Compensation Plan Information required by Item 12 is incorporated herein by reference to the sections of our Proxy Statement for the 2008 Annual Meeting titled “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2008 Annual Meeting titled “Transactions with Related Persons” and “General Information Concerning the Board of Directors.”

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2008 Annual Meeting titled “Appointment of a Firm of Independent Registered Public Accountants to Serve as Independent Auditors for 2008,” including information provided with “Audit Fees,” “Audit Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated by reference from the 2007 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2007:

Page Number in Form 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

Schedule II—Valuation and Qualifying Accounts	S-II

Consent of Independent Registered Public Accounting Firm	F-I

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number
3(i)	Restated Certificate of Incorporation, restated as of May 8, 2006, incorporated by reference to Exhibit 3(i) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2006.

3(ii)	Bylaws as amended and restated effective February 6, 2006, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed February 8, 2006.

4.1	Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(a) to UTC’s Registration Statement on Form S-3 (Commission file number 333-60276) filed with the SEC on May 4, 2001). UTC hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of UTC and its consolidated subsidiaries and any unconsolidated subsidiaries.

Exhibit Number
10.1	United Technologies Corporation Annual Executive Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995.

10.2	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.3	United Technologies Corporation Pension Preservation Plan, as amended and restated, incorporated by reference to Exhibit 10.3 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002.

10.4	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992, and Amendment thereto, incorporated by reference to Exhibit 10.4 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.5	Amended and Restated United Technologies Corporation Deferred Compensation Plan, dated September 1, 2002, as amended October 1, 2004, incorporated by reference to Exhibit 10.5 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2006.

10.6	United Technologies Corporation Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.7	United Technologies Corporation Executive Leadership Program, incorporated by reference to Exhibit 10.7 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004, as amended.

10.8	United Technologies Corporation Directors’ Restricted Stock/Unit Program, incorporated by reference to Exhibit 10(xiii) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.9	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, incorporated by reference to Exhibit 10.9 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, and Amendment 1 thereto, incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Report on Form 10-Q for the quarterly period ended June 30, 2000.

10.10	United Technologies Corporation Pension Replacement Plan, as amended and restated, incorporated by reference to Exhibit 10.10 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002.

10.11	United Technologies Corporation Special Retention and Stock Appreciation Program, incorporated by reference to Exhibit 10(xvi) to UTC’s Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 1995.

10.12	United Technologies Corporation Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, Amendment 1 thereto, incorporated by reference to Exhibit 10(iii)(A)(2) to UTC’s Report on Form 10-Q for the quarterly period ended June 30, 2000, Amendment 2 thereto, incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Report on Form 10-Q for the quarterly period ended June 30, 2001, Amendment 3 thereto, incorporated by reference to Exhibit 10.17 to UTC’s Annual Report on Form 10-K for fiscal year ending December 31, 2001, Amendment 4 thereto, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2002 and Amendment 5 thereto, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.13	United Technologies Corporation Employee Stock Option Plan, incorporated by reference to Exhibit 10.13 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002, and Amendment 1 thereto, incorporated by reference to Exhibit 10.13 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.14	United Technologies Corporation Employee Scholar Program, as amended and restated on June 27, 2003, incorporated by reference to Exhibit 10.14 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.15	Nonqualified Stock Option and Dividend Equivalent Award Schedule of Terms relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812 ) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.15 to UTC’s Annual Report on form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2004.

10.16	Restricted Stock Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.1 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.17	Nonqualified Stock Option Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long-Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.2 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.18	Restricted Stock Unit Award relating to the United Technologies Corporation Directors’ Restricted Stock/Unit Program (previously filed as Exhibit 10(xiii) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992), incorporated by reference to Exhibit 10.3 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.19	Form of Award relating to the United Technologies Corporation Nonemployee Director Stock Option Plan (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, as amended by Amendment 1 thereto (previously filed as Exhibit 10(iii)(A)(2) to the Corporation’s Report on Form 10-Q for quarterly period ended June 30, 2000), Amendment 2 thereto (previously filed as Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2001), Amendment 3 thereto (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2001), Amendment 4 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for fiscal year ending December 31, 2002) and Amendment 5 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2003)), incorporated by reference to Exhibit 10.4 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.20	Recognition Stock Option Program Prospectus and Statement of Award relating to the United Technologies Corporation Employee Stock Option Plan (previously filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002, as amended by Amendment 1, filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.5 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.21	Continuous Improvement Incentive Program Non-qualified Stock Option and Dividend Equivalent Award Schedule of Terms and Forms of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual

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

10.22	Retainer Payment Election Form relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (previously filed as Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended 1995, as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000)), incorporated by reference to Exhibit 10.8 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.23	United Technologies Corporation 2005 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005.

10.24	Schedule of Terms for restricted stock awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.25	Form of Award Agreement for restricted stock awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.26	Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.27	Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.4 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed September 20, 2005.

10.28	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed December 20, 2005.

10.29	Schedule of Terms for performance share unit awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed December 20, 2005.

10.30	Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2005, incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed December 20, 2005.

10.31	United Technologies Corporation Executive Leadership Group Agreement, as amended, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

10.32	Form of Agreement for Executive Leadership Group Restricted Share Unit Retention Awards, incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

10.33	Schedule of Terms for Executive Leadership Restricted Share Unit Awards, incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed March 24, 2006.

10.34	United Technologies Corporation Board of Directors 2006 Retainer Payment Election Form, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 18, 2006.

10.35	Form of Award Agreement for Performance Share Units and Stock Appreciation Rights Awards relating to the 2005 Long Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 15, 2005), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K filed October 16, 2006.

11	Statement Re: Computations of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Annual Report for the year ended December 31, 2007 (except for the information therein expressly incorporated by reference in this Form 10-K, the Annual Report is provided solely for the information of the SEC and is not to be deemed “filed” as part of this Form 10-K).*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at www.utc.com/responsibility/ethics/english/coe_english.pdf.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP, included as page F-I of this Form 10-K.

24	Powers of Attorney of John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Harold W. McGraw III, Richard B. Myers, Frank P. Popoff, H. Patrick Swygert, André Villeneuve, H. A. Wagner and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.35 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By:	/s/ JAMES E. GEISLER
James E. Geisler
Vice President, Finance

By:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Vice President, Accounting and Finance

By:	/s/ MARGARET M. SMYTH
Margaret M. Smyth
Vice President, Controller

Date: February 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth below.

Signature	Title	Date

/s/ GEORGE DAVID	Chairman, Director and Chief Executive Officer	February 7, 2008
(George David)

/s/ LOUIS R. CHÊNEVERT	Director, President and Chief Operating Officer	February 7, 2008
(Louis R. Chênevert)

/s/ JAMES E. GEISLER	Vice President, Finance	February 7, 2008
(James E. Geisler)

/s/ GREGORY J. HAYES	Vice President, Accounting and Finance	February 7, 2008
(Gregory J. Hayes)

/s/ MARGARET M. SMYTH	Vice President, Controller	February 7, 2008
(Margaret M. Smyth)

/s/ JOHN V. FARACI*	Director )
(John V. Faraci)

/s/ JEAN-PIERRE GARNIER*	Director )
(Jean-Pierre Garnier)

/s/ JAMIE S. GORELICK*	Director )
(Jamie S. Gorelick)

/s/ CHARLES R. LEE*	Director )
(Charles R. Lee)

/s/ RICHARD D. MCCORMICK*	Director )
(Richard D. McCormick)

/S/ HAROLD W. MCGRAW III*	Director )
(Harold W. McGraw III)

/S/ RICHARD B. MYERS*	Director )
(Richard B. Myers)

/S/ FRANK P. POPOFF*	Director )
(Frank P. Popoff)

/S/ H. PATRICK SWYGERT*	Director )
(H. Patrick Swygert)

/S/ ANDRÉ VILLENEUVE*	Director )
(André Villeneuve)

/S/ H. A. WAGNER*	Director )
(H. A. Wagner)

/S/ CHRISTINE TODD WHITMAN*	Director )
(Christine Todd Whitman)

*By:	/s/ Charles D. Gill
Charles D. Gill
Senior Vice President and General Counsel, as Attorney-in-Fact

Date: February 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of United Technologies Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 7, 2008 appearing in the 2007 Annual Report to Shareowners of United Technologies Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 7, 2008

S - I

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2007

(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:

Balance December 31, 2004	$452
Provision charged to income	85
Doubtful accounts written off (net)	(90)
Other adjustments	(21)

Balance December 31, 2005	426
Provision charged to income	71
Doubtful accounts written off (net)	(89)
Other adjustments	16

Balance December 31, 2006	424
Provision charged to income	41
Doubtful accounts written off (net)	(101)
Other adjustments	4

Balance December 31, 2007	$368

Future Income Tax Benefits—Valuation allowance:

Balance December 31, 2004	$467
Additions charged to income tax expense	39
Reductions charged to goodwill, due to acquisitions	(6)
Reductions credited to income tax expense	(15)
Other adjustments	11

Balance December 31, 2005	496
Additions charged to income tax expense	99
Additions charged to goodwill, due to acquisitions	24
Reductions credited to income tax expense	(92)
Other adjustments	15

Balance December 31, 2006	542
Additions charged to income tax expense	131
Additions charged to goodwill, due to acquisitions	2
Reductions credited to income tax expense	(36)
Other adjustments	(94)

Balance December 31, 2007	$545

S - II