Form 10-Q
period 2008-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2008-04-22
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

At March 31, 2008, there were 973,203,644 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2008

“We”, “us”, “our” and “UTC,” unless the context otherwise requires, means United Technologies Corporation and its subsidiaries.

Part I – Financial Information

Item 1.	Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
(in millions of dollars, except per share amounts)	2008	2007
Revenues:
Product sales	$9,691	$8,535
Service sales	3,886	3,401
Other income, net	124	342

	13,701	12,278

Costs and expenses:
Cost of products sold	7,347	6,635
Cost of services sold	2,634	2,361
Research and development	411	382
Selling, general and administrative	1,635	1,396

Operating profit	1,674	1,504
Interest	165	150

Income before income taxes and minority interests	1,509	1,354
Income taxes	430	442
Minority interests in subsidiaries’ earnings	79	93

Net income	$1,000	$819

Earnings per share of Common Stock:
Basic	$1.05	$.85
Diluted	$1.03	$.82

Dividends per share of Common Stock	$.32	$.27

Average number of shares outstanding:
Basic	952	968
Diluted	975	993

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions of dollars)	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$3,139	$2,904
Accounts receivable, net	9,558	8,844
Inventories and contracts in progress, net	9,075	8,101
Future income tax benefits	1,271	1,267
Other current assets	873	955

Total Current Assets	23,916	22,071

Customer financing assets	959	963
Future income tax benefits	1,171	1,126
Fixed assets	15,439	14,877
Less: Accumulated depreciation	(8,962)	(8,581)

Net Fixed Assets	6,477	6,296

Goodwill	16,415	16,120
Intangible assets	3,862	3,757
Other assets	4,253	4,242

Total Assets	$57,053	$54,575

Liabilities and Shareowners’ Equity
Short-term borrowings	$1,957	$1,085
Accounts payable	5,503	5,059
Accrued liabilities	12,099	11,277
Long-term debt currently due	46	48

Total Current Liabilities	19,605	17,469

Long-term debt	8,014	8,015
Future pension and postretirement benefit obligations	2,552	2,562
Other long-term liabilities	4,312	4,262

Total Liabilities	34,483	32,308

Minority interests in subsidiary companies	984	912

Shareowners’ Equity:
Common Stock	10,708	10,572
Treasury Stock	(12,157)	(11,338)
Retained earnings	22,440	21,751
Unearned ESOP shares	(210)	(214)
Accumulated other non-shareowners’ changes in equity	805	584

Total Shareowners’ Equity	21,586	21,355

Total Liabilities and Shareowners’ Equity	$57,053	$54,575

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2008	2007
Operating Activities:
Net income	$1,000	$819
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	319	278
Deferred income tax benefit	(38)	(150)
Minority interests in subsidiaries’ earnings	79	93
Stock compensation cost	58	54
Change in:
Accounts receivable	(332)	(289)
Inventories and contracts in progress	(803)	(846)
Other current assets	(40)	(217)
Accounts payable and accrued liabilities	694	1,075
Other, net	(49)	(364)

Net cash flows provided by operating activities	888	453

Investing Activities:
Capital expenditures	(237)	(208)
Investments in businesses	(157)	(240)
Dispositions of businesses	31	130
Increase in customer financing assets, net	(22)	(2)
Other, net	(47)	160

Net cash flows used in investing activities	(432)	(160)

Financing Activities:
Repayment of long-term debt, net	(6)	(46)
Increase in short-term borrowings, net	868	332
Common Stock issued under employee stock plans	42	121
Dividends paid on Common Stock	(293)	(245)
Repurchase of Common Stock	(801)	(500)
Other, net	(109)	(39)

Net cash flows used in financing activities	(299)	(377)

Effect of foreign exchange rate changes on cash and cash equivalents	78	19

Net increase (decrease) in cash and cash equivalents	235	(65)
Cash and cash equivalents, beginning of year	2,904	2,546

Cash and cash equivalents, end of period	$3,139	$2,481

During the first quarter of 2007, non-cash activities include contributions of UTC common stock of $150 million to domestic defined benefit pension plans. There were no contributions of UTC common stock to domestic defined benefit plans in the first quarter of 2008.

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at March 31, 2008 and for the quarters ended March 31, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2007 Annual Report to Shareowners incorporated by reference to our Annual Report on Form 10-K for 2007 (2007 Form 10-K).

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. During the first three months of 2008, our investment in businesses was approximately $157 million, and primarily consisted of a number of small acquisitions in the commercial businesses. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities, relocation or reduction of employees and other restructuring activities.

Goodwill. Changes in our goodwill balances for the first three months of 2008 were as follows:

(in millions of dollars)	Balance as of January 1, 2008	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of March 31, 2008
Otis	$1,341	$1	$6	$1,348
Carrier	2,916	44	51	3,011
UTC Fire & Security	5,922	51	89	6,062
Pratt & Whitney	1,027	—	(3)	1,024
Hamilton Sundstrand	4,579	4	23	4,606
Sikorsky	235	19	7	261

Total Segments	16,020	119	173	16,312
Eliminations & Other	100	1	2	103

Total	$16,120	$120	$175	$16,415

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2008		December 31, 2007
(in millions of dollars)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$1,707	$(691)	$1,559	$(633)
Patents and trademarks	378	(104)	378	(97)
Other, principally customer relationships	2,510	(722)	2,445	(654)

	4,595	(1,517)	4,382	(1,384)

Unamortized:
Trademarks and other	784	—	759	—

Total	$5,379	$(1,517)	$5,141	$(1,384)

Amortization of intangible assets for the quarter ended March 31, 2008 was $92 million compared with $72 million for the same period of 2007. Amortization of these intangible assets for 2008 through 2012 is expected to approximate $285 million per year.

Note 2: Earnings Per Share

	Quarter Ended March 31,
(in millions of dollars, except per share amounts)	2008	2007
Net income	$1,000	$819

Average shares:
Basic	952	968
Stock awards	23	25

Diluted	975	993

Earnings per share of Common Stock:
Basic	$1.05	$.85
Diluted	$1.03	$.82

Note 3: Inventories and Contracts in Progress

Inventories consist of the following:

(in millions of dollars)	March 31, 2008	December 31, 2007
Raw materials	$1,396	$1,281
Work-in-process	3,359	2,783
Finished goods	3,974	3,694
Contracts in progress	5,180	4,753

	13,909	12,511

Less:
Progress payments, secured by lien, on U.S. Government contracts	(316)	(279)
Billings on contracts in progress	(4,518)	(4,131)

	$9,075	$8,101

Note 4: Borrowings and Lines of Credit

At March 31, 2008, we had credit commitments from banks totaling $2.5 billion. We had a credit commitment of $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. This credit agreement expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. As of March 31, 2008, approximately $968 million had been borrowed under this revolving credit agreement to fund corporate expenses and international acquisitions. This credit agreement expires in November 2011.

In July 2007, we filed with the Securities and Exchange Commission (SEC) a universal shelf registration statement for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Note 5: Income Taxes

We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Spain, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1998.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption, we recognized a charge of approximately $19 million to the January 1, 2007 retained earnings balance. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. It is reasonably possible that a reduction in a range of $25 million to $75 million of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of worldwide tax disputes.

The Internal Revenue Service (IRS) review of tax years 2004 and 2005 is ongoing. IRS examination fieldwork for tax years 2000 through 2003 was completed in 2007. We are currently addressing disputed adjustments resulting from the 2000 to 2003 examination with the Appeals Division of the IRS.

Note 6: Employee Benefit Plans

We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Cash contributions to these plans during the first three months of 2008 and 2007 were as follows:

	Quarter Ended March 31,
(in millions of dollars)	2008	2007
Defined Benefit Plans	$28	$15

Defined Contribution Plans	$55	$57

In the first quarter of 2007, we contributed $150 million of UTC common stock to our domestic defined benefit pension plans. There were no contributions of UTC common stock to our domestic defined benefit pension plans in the first quarter of 2008.

Effective January 1, 2007, we early-adopted the measurement date (the date at which plan assets and the benefit obligation are measured) provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). Under SFAS 158, the measurement date is required to be the company’s fiscal year-end. The majority of our pension and postretirement plans previously used a November 30 measurement date. All plans are now measured as of December 31, consistent with the company’s fiscal year-end. The non-cash effect of the adoption of the measurement date provisions of SFAS 158 at January 1, 2007 increased shareowners’ equity by approximately $425 million and decreased long-term liabilities by approximately $620 million. There was no effect on our results of operations.

The following table illustrates the components of net periodic benefit cost for our pension and other postretirement benefits:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(in millions of dollars)	2008	2007	2008	2007
Service cost	$113	$108	$1	$1
Interest cost	320	293	13	14
Expected return on plan assets	(420)	(381)	—	(1)
Amortization	13	9	(2)	(2)
Recognized actuarial net loss	30	62	—	—

	56	91	12	12
Net settlement and curtailment gain	(2)	—	—	—

Total net periodic benefit cost	$54	$91	$12	$12

Note 7: Restructuring and Related Costs

During the first three months of 2008, we recorded net pre-tax restructuring and related charges in our business segments totaling $34 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$2
Carrier	11
UTC Fire & Security	6
Pratt & Whitney	14
Hamilton Sundstrand	1

Total	$34

The net charges included $17 million in cost of sales and $17 million in selling, general and administrative expenses and, as described below, relate to actions initiated during 2008 and 2007 and trailing costs related to certain 2006 actions.

2008 Actions. During the first three months of 2008, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges totaling $21 million, including $5 million in cost of sales and $16 million in selling, general and administrative expenses.

As of March 31, 2008, net workforce reductions of approximately 250 employees of an expected 550 employees have been completed. The majority of the remaining workforce and all facility related cost reduction actions, expected to total 100,000 net square feet of facilities, are targeted for completion during 2008.

The following table summarizes the accrual balances and utilization by cost type for the 2008 restructuring actions:

(in millions of dollars)	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Net pre-tax restructuring charges	$19	$2	$—	$21
Utilization	(4)	(2)	—	(6)

Balance at March 31, 2008	$15	$—	$—	$15

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$22	$2	$2	$26
Costs incurred – quarter ended March 31, 2008	(19)	(2)	—	(21)

Remaining costs at March 31, 2008	$3	$—	$2	$5

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs incurred – Quarter ended March 31, 2008	Remaining costs at March 31, 2008
Otis	$2	$(2)	$—
Carrier	11	(11)	—
UTC Fire & Security	6	(4)	2
Pratt & Whitney	7	(4)	3

Total	$26	$(21)	$5

2007 Actions. During the first three months of 2008, we recorded net pre-tax restructuring and related charges in the business segments totaling $5 million for restructuring actions initiated in 2007, including $4 million in cost of sales and $1 million in selling, general and administrative expenses. The 2007 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities.

As of March 31, 2008, net workforce reductions of approximately 1,200 employees of an expected 1,900 employees have been completed, and 200,000 net square feet of facilities of an expected 900,000 net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2008.

The following table summarizes the accrual balances and utilization by cost type for the 2007 restructuring actions:

(in millions of dollars)	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at December 31, 2007	$31	$—	$7	$38
Net pre-tax restructuring charges	1	—	4	5
Utilization	(19)	—	(6)	(25)

Balance at March 31, 2008	$13	$—	$5	$18

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$71	$21	$49	$141
Costs incurred through December 31, 2007	(67)	(21)	(21)	(109)
Costs incurred – quarter ended March 31, 2008	(1)	—	(4)	(5)

Remaining costs at March 31, 2008	$3	$—	$24	$27

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs incurred through December 31, 2007	Costs incurred – Quarter ended March 31, 2008	Remaining costs at March 31, 2008
Otis	$20	$(20)	$—	$—
Carrier	37	(33)	—	4
UTC Fire & Security	29	(27)	(2)	—
Pratt & Whitney	43	(25)	(2)	16
Hamilton Sundstrand	12	(4)	(1)	7

Total	$141	$(109)	$(5)	$27

2006 Actions. During the first three months of 2008, we recorded net pre-tax restructuring and related charges in the business segments totaling $8 million for restructuring actions initiated in 2006, including $8 million in cost of sales. These actions relate to ongoing cost reduction efforts, including selling, general and administrative reductions, workforce reductions and the consolidation of manufacturing facilities.

As of March 31, 2008, net workforce reductions of approximately 3,100 employees of an expected 3,800 employees have been completed, and 350,000 net square feet of facilities of an expected 600,000 net square feet have been exited. The remaining workforce and facility reduction actions are targeted for completion during 2008.

The following table summarizes the accrual balances and utilization by cost type for the 2006 restructuring actions:

(in millions of dollars)	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at December 31, 2007	$2	$—	$14	$16
Net pre-tax restructuring charges	—	—	8	8
Utilization	(1)	—	(3)	(4)

Balance at March 31, 2008	$1	$—	$19	$20

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write- Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$178	$13	$76	$267
Costs incurred through December 31, 2007	(178)	(13)	(59)	(250)
Costs incurred – quarter ended March 31, 2008	—	—	(8)	(8)

Remaining costs at March 31, 2008	$—	$—	$9	$9

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs incurred through December 31, 2007	Costs incurred – Quarter ended March 31, 2008	Remaining costs at March 31, 2008
Otis	$48	$(48)	$—	$—
Carrier	65	(63)	—	2
UTC Fire & Security	52	(52)	—	—
Pratt & Whitney	79	(64)	(8)	7
Hamilton Sundstrand	5	(5)	—	—
Sikorsky	18	(18)	—	—

Total	$267	$(250)	$(8)	$9

Note 8: Derivative Instruments and Hedging Activities

We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. We view derivative instruments as risk management tools and do not use them for trading or speculative purposes. Derivatives used for hedging purposes may be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of derivative contracts must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

At March 31, 2008 and December 31, 2007, the fair value of derivatives recorded as assets was $242 million and $365 million, respectively, and the fair value of derivatives recorded as liabilities was $154 million and $43 million, respectively. Of the amount recorded in shareowners’ equity, a $149 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended March 31, 2008 were not significant. All open derivative contracts accounted for as cash flow hedges mature by December 2011.

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters ended March 31, 2008 and 2007 is provided below:

	Quarter Ended March 31,
(in millions of dollars)	2008	2007
Shareowners’ Equity, beginning of period	$21,355	$17,297
Effects of changing pension plan measurement date pursuant to SFAS No. 158, net of taxes	—	425
Adoption of FASB Interpretation No. 48	—	(19)

	21,355	17,703
Common Stock issued under employee plans	135	249
Common Stock repurchased	(820)	(515)
Common Stock contributed to pension plans	—	150
Dividends paid on Common Stock	(293)	(245)
Dividends paid on ESOP Common Stock	(12)	(11)
Non-shareowners’ Changes in Equity:
Net income	1,000	819
Foreign currency translation, net	216	22
Increases in unrealized gains from available-for-sale investments, net	6	(86)
Cash flow hedging income, net	(26)	(27)
Change in pension & post-retirement benefit plans, net	25	47

Shareowners’ Equity, end of period	$21,586	$18,106

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2007.

The changes in the carrying amount of service and product warranties and product performance guarantees for the three months ended March 31, 2008 and 2007 are as follows:

(in millions of dollars)	2008	2007
Balance as of January 1	$1,252	$1,321
Warranties and performance guarantees issued	163	99
Settlements made	(186)	(129)
Other	8	3

Balance as of March 31	$1,237	$1,294

Note 11: Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

Valuation Hierarchy. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
(in millions of dollars)	Total Carrying Value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$293	$293	$—	$—
Derivative assets	242	242	—	—
Derivative liabilities	154	154	—	—

Valuation Techniques. Available for sale securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

Note 12: Contingent Liabilities

Summarized below are the matters previously described in Note 14 of the Notes to the Consolidated Financial Statements in our 2007 Annual Report, incorporated by reference in our 2007 Form 10-K.

Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations.

We accrue for environmental investigatory, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely, we accrue the minimum. For sites with multiple responsible parties, we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. We discount liabilities with fixed or reliably determinable future cash payments. We do not reduce accrued environmental liabilities by potential insurance reimbursements. We periodically reassess these accrued amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote.

Government. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations. If we or one of our business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violations of certain environmental or export laws) the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could fine and debar us from new U.S. government contracting for a period generally not to exceed three years. The U.S. government could void any contracts found to be tainted by fraud.

Our contracts with the U.S. government are also subject to audits. Like many defense contractors, we have received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate and continue to litigate certain other cases. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely settlement amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, we accrue the minimum amount.

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

Other. As previously disclosed, class action consumer complaints have been filed against Carrier in Washington, Minnesota, Michigan, Wisconsin, Ontario and British Columbia. The complaints allege Carrier engaged in deceptive and unfair trade practices by knowingly selling high-efficiency condensing furnaces containing secondary heat exchangers that corrode and fail prematurely, causing residential customers to incur labor costs for repair or replacement that are not covered by Carrier’s warranty. While Carrier denies liability and disputes the claims, Carrier and counsel for the class action plaintiffs have reached a comprehensive agreement to settle these actions. Under the settlement, Carrier agrees to (1) extend the labor warranty on the heat exchangers for current owners of affected furnaces, or provide an optional credit toward the purchase of new equipment, (2) reimburse owners who have already paid for repairs to their heat exchanger, and (3) pay the fees and costs incurred by the plaintiffs. The settlement is subject to approval by the U.S. and Canadian courts, after notice to the potential class members. Carrier anticipates decisions by these courts during 2008. As of March 31, 2008, we have utilized approximately $17 million of previously recorded reserves to fund certain costs of the proposed settlement, leaving reserves of approximately $19 million for the estimated future costs of this settlement.

We extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.

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

We also have other commitments and contingent liabilities related to legal proceedings, self insurance programs and matters arising out of the normal course of business. We accrue contingencies based upon a range of possible outcomes. If no amount within this range is a better estimate than any other, then we accrue the minimum amount.

Except as otherwise noted above, we do not believe that resolution of any of these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Note 13: Segment Financial Data

Our operations are classified into six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services.

Results for the quarters ended March 31, 2008 and 2007 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Otis	$3,057	$2,728	$580	$574	19.0%	21.0%
Carrier	3,409	3,130	248	213	7.3%	6.8%
UTC Fire & Security	1,598	1,246	115	86	7.2%	6.9%
Pratt & Whitney	3,207	2,767	526	490	16.4%	17.7%
Hamilton Sundstrand	1,461	1,313	229	218	15.7%	16.6%
Sikorsky	1,023	1,006	82	73	8.0%	7.3%

Total segment	13,755	12,190	1,780	1,654	12.9%	13.6%
Eliminations and other	(54)	88	(9)	(63)
General corporate expenses	—	—	(97)	(87)

Consolidated	$13,701	$12,278	$1,674	$1,504	12.2%	12.3%

See Note 7 for a discussion of restructuring charges included in segment operating results.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under these collaboration arrangements are recorded as earned and the collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended March 31, 2008 and 2007 was approximately $238 million and $213 million, respectively. Costs associated with engine programs under collaboration arrangements are expensed as incurred. The collaborator share of program costs is recorded as a reduction of the related expense item at that time. Upon the January 1, 2009 adoption of Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements,” which requires that transactions with third parties be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” revenues will be increased by these amounts, with an offsetting increase to cost of sales in order to reflect the impact of the collaboration arrangements on a gross basis.

Note 14: Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008, and responses and recommendations were presented to the board on April 9, 2008. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements; however, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141(R) could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. For additional discussion on deferred tax valuation allowances, refer to Note 9 to the Consolidated Financial Statements in our 2007 Annual Report, which is incorporated by reference in our 2007 Form 10-K.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The collaborator share of revenues under Pratt & Whitney’s engine programs for the quarters ended March 31, 2008 and 2007 was approximately $238 million and $213 million, respectively. Costs associated with engine programs under collaboration agreements are expensed as incurred. Under this Issue, revenues would be increased by these amounts with an offsetting increase to cost of sales in order to reflect the impact of the collaboration arrangements on a gross basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2008 and 2007, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 22, 2008, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of March 31, 2008, and the related condensed consolidated statement of operations for each of the three-month periods ended March 31, 2008 and 2007 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2008 and 2007. This interim financial information is the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 5, 6, and 11 to the condensed consolidated interim financial information, the Corporation changed the manner in which it accounts for uncertain tax positions and the manner in which it accounts for defined benefit pension and other postretirement plans in 2007, and adopted FASB Statement No. 157, Fair Value Measurements, as of January 1, 2008, respectively.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, of cash flows and of changes in shareowners’ equity for the year then ended (not presented herein), and in our report dated February 7, 2008 (which included an explanatory paragraph with respect to the Corporation’s change in its manner of accounting for conditional asset retirement obligations, defined benefit pension and other postretirement plans, and uncertain tax positions), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
April 22, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We conduct our business through six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses”, while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses”. The current status of significant factors impacting our business environment in the first quarter of 2008 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report, which is incorporated by reference in our 2007 Form 10-K.

General

As worldwide businesses, our operations can be affected by global and regional industrial, economic and political factors. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or the economy of any single country on our consolidated results.

Despite somewhat less favorable economic conditions in the first quarter of 2008, we continue to experience growth in the commercial aerospace original equipment manufacturer (OEM) markets as well as commercial construction markets worldwide. The commercial aerospace OEM markets remain strong despite the continued adverse impact of high fuel prices on airline carriers and the recent announcement of a number of bankruptcies. Further, revenue passenger miles (RPMs) are again projected to increase worldwide in 2008, although at a growth rate more moderate than those experienced worldwide in 2007. Ongoing infrastructure investments are generating solid order growth in both the U.S. and in emerging markets, in the longer cycle commercial construction businesses, although lower than last year, and our shortest cycle commercial businesses are beginning to show some signs of moderation in order rates in some North American and European markets. The U.S. economy continues to soften under the tightening of the credit markets and weakness in the U.S. residential market. The deterioration of the U.S. residential market continues to adversely impact Carrier’s North American residential heating, ventilating and air conditioning (HVAC) business as well as UTC Fire & Security’s U.S. residential business. Recent data is also indicating a slow down in orders in our commercial refrigeration business in the U.S. and Europe, as well as UTC Fire & Security’s European electronic security businesses in the U.K. Notwithstanding the foregoing, the global diversification and balance in other markets and regions across UTC, strong product acceptance, and higher opening order backlog generated solid organic revenue growth of 7% in the first quarter of 2008. The favorable impact of foreign currency translation (4%) and the impact of acquisitions completed in the past year (3%), were partially offset by the absence of gains (2%) from the sale of assets that occurred in the first quarter of 2007, to contribute the remainder of the 12% total growth in revenues year-over-year.

The increase in revenue was accompanied by continued improvements in operational efficiencies, including savings from previously initiated restructuring actions and cost containment efforts. These operating profit improvements contributed to the 11% increase in consolidated operating profit in the first quarter of 2008 as compared with the same period in 2007. The favorable impact of foreign currency translation (2%) and the impact from recent acquisitions (1%) also contributed to the year-over-year operating profit improvement. As previously disclosed, operating profit in the first quarter of 2007 was adversely impacted by a civil fine, net of existing reserves, of $216 million levied against Otis. The European Commission’s Competition Directorate assessed a civil fine of approximately $300 million (EU Fine) against Otis, its relevant local entities and UTC, as a result of certain Otis subsidiaries in Europe violating European Union competition rules. Gains from the sale of marketable securities and certain non-core assets and lower restructuring charges in the first quarter of 2007 helped to offset the adverse impact of this fine.

Weakness of the U.S. dollar against certain currencies such as the Euro generated a positive foreign currency translation impact in the first quarter of 2008, which was substantially offset by the adverse impact of foreign exchange on Pratt & Whitney Canada’s results. The continued weakness of the U.S. dollar against the Canadian dollar has adversely impacted Pratt & Whitney Canada’s operating profits as the majority of their revenues are denominated in U.S. dollars, while a significant amount of their costs are incurred in Canadian dollars. Including the adverse impact on Pratt & Whitney Canada’s costs, foreign currency translation contributed $.01 and $.03 per share in the first quarter of 2008 and 2007, respectively.

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

Despite the continued deterioration of the U.S. residential market and lower order rates in the refrigeration business, Carrier experienced overall revenue growth of 9% in the first quarter of 2008. The favorable impact of a weaker U.S. dollar, combined with world-wide geographic balance and strength in the commercial HVAC business, more than offset continued weakness in the U.S. residential market. Inventories of existing homes have continued to increase while residential new construction starts have declined even further. As a result, Carrier’s North American residential revenues declined approximately 8% as compared to the first quarter of 2007.

Within the Otis segment, revenues increased 12% in the first quarter of 2008, with organic revenue growth of 7%. Revenues in the first quarter of 2007 included an $84 million gain on the sale of land. Strong new equipment backlog entering the year drove revenue increases in all geographic regions, led by North America, China and Russia. New equipment orders remained strong in the first quarter of 2008, up 20% globally. Within Asia Pacific, pricing remained under significant pressure in most markets, which is expected to continue throughout 2008.

UTC Fire & Security’s revenue growth was driven by recent acquisitions, primarily Initial Electronic Security Group and Marioff Corporation in 2007, and the favorable impact of foreign currency translation. Strong revenue growth at Lenel and in the European fire business was offset by declines in the U.S. residential and European electronic security businesses in the U.K.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. RPMs, U.S. government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses. The recent announcements of bankruptcy filings of several smaller airline carriers are not expected to have a significant impact on our company. Boeing’s recently announced revised plan for first flight and initial deliveries of the Boeing 787 Dreamliner did not have a significant impact on our financial results in the first quarter of 2008. We are currently evaluating the impact of this revised plan for the remainder of the year.

Despite indications of a moderation in RPM growth from 2007 levels, and the erosion of airline carrier margins due to the adverse impact of high fuel costs, strong production levels at airframe manufacturers have generated commercial aerospace OEM growth of 17% for UTC in the first quarter of 2008 compared to the same period in 2007, and commercial aftermarket growth of 6%. UTC’s military volume increased 10% compared to the same period in 2007. Positive commercial aerospace markets and government military spending are also driving helicopter demand and, as a result, Sikorsky’s military and commercial backlog remains very strong.

While Sikorsky revenues increased in the first quarter of 2008, compared with the same period in 2007, aircraft deliveries declined as a result of certain international aircraft that were pending customer acceptance and a general shift from commercial aircraft to the new Black Hawk variant. The UH-60M helicopter is the latest and most modern in a series of Black Hawk variants that Sikorsky has been delivering to the U.S. Army since 1978 and requires additional significant assembly hours relative to the previous variants.

At times, the aerospace businesses enter into firm fixed-price development contracts, which may require the company to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of a particular program. Sikorsky is developing the H-92, a military derivative of the S-92, for the Canadian government, under an approximately $3 billion firm, fixed-price contract, which provides for the development, production, and logistical support of 28 helicopters. This is the largest fixed-price development contract in Sikorsky’s history, and it is more expansive, including its 20-year service and support requirements. Sikorsky has initiated discussions with the Canadian government concerning a potential rebaselining of the program.

Overall economic conditions are also affecting the cost and availability of raw materials, such as titanium and nickel, as industry demand outpaces current capacity. The availability and pricing of these materials are expected to continue to affect aerospace performance and could have a further adverse impact on future performance depending on market conditions.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first three months of 2008, we invested approximately $157 million in acquisitions, which consisted primarily of a number of small acquisitions in our commercial businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity and the finalization of purchase accounting, goodwill increased approximately $120 million in the first quarter of 2008.

In March 2008, we announced that we have made a proposal to the Board of Directors of Diebold, Incorporated (Diebold) to acquire all the outstanding shares of Diebold for $40.00 per share in cash, representing a total enterprise value of approximately $3.0 billion, which was rejected by the Diebold Board of Directors. Despite the initial rejection, this proposal remains outstanding. If the proposal is ultimately accepted, we would finance the acquisition with current cash balances and other readily available sources of funds. As of March 31, 2008, we held approximately 3.5% of the outstanding common shares of Diebold based upon Diebold’s most recent quarterly report filed with the Securities and Exchange Commission, for the first quarter of 2007.

We continue to expect to invest approximately $2 billion in acquisitions for 2008, including those acquired during the first quarter of 2008, although this will depend upon the timing, availability and appropriate value of acquisition opportunities including the outstanding proposal to the Board of Directors of Diebold.

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

Commercial airline financial distress/consolidation, global economic conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates and energy costs create uncertainties that could impact our earnings outlook for the remainder of 2008. See Part II, Item 1A, “Risk Factors” in this Form 10-Q for further discussion.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2007 Annual Report, incorporated by reference in our 2007 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 11 to the Condensed Consolidated Financial Statements, we have adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in our critical accounting estimates during the first three months of 2008.

Substantially all of our financial assets and liabilities are measured at fair value based upon Level 1 inputs, as defined under SFAS 157. We use quoted market prices in active markets to measure and record the fair value of available for sale securities and derivatives that are exchange-traded.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter ended March 31,
(in millions of dollars)	2008	2007	% change
Sales	$13,577	$11,936	13.7%
Other income, net	124	342	(63.7)%

Total revenues	$13,701	$12,278	11.6%

Revenue growth in the first quarter of 2008 includes organic growth of 7%, revenue contributed by acquired companies of 3%, the favorable impact from foreign currency translation (4%) resulting from the weakness of the U.S. dollar relative to currencies such as the Euro, partially offset by the absence of gains (2%) from the sale of assets that occurred in the first quarter of 2007. As discussed above in the “Business Overview” section, the organic revenue growth results principally from the strength in the commercial aerospace OEM markets and strong new equipment backlog entering the year at Otis. As also previously noted, the comparative revenue growth was partially offset by weak North American residential revenues at Carrier and UTC Fire & Security’s residential business in the first quarter of 2008, due to the continued decline in the U.S. residential housing market.

The decrease in other income in the first quarter of 2008 is largely related to the absence of gains on the sale of assets reflected in the first quarter of 2007 of approximately $150 million from the sale of certain marketable securities and an $84 million gain recognized on the sale of land by Otis.

Gross Margin

	Quarter ended March 31,
(in millions of dollars)	2008	2007
Gross margin	$3,596	$2,940
Percentage of sales	26.5%	24.6%

Gross margin as a percentage of sales increased by 190 basis points primarily due to the absence of the first quarter 2007 EU Fine, net of reserves (approximately $216 million). The adverse impact of foreign exchange at Pratt & Whitney Canada was largely offset by savings from previously initiated restructuring actions and net operational efficiencies.

Research and Development

	Quarter ended March 31,
	2008		2007
(in millions of dollars)	Amount	% of sales	Amount	% of sales
Company-funded	$411	3.0%	$382	3.2%
Customer-funded	528	3.9%	431	3.6%

Total	$939	6.9%	$813	6.8%

The 8% increase in company-funded research and development in the three months ended March 31, 2008 compared to the same period in 2007 was driven largely by continued efforts on Pratt & Whitney’s next generation product family, which includes the Geared TurbofanTM(GTF) engine. Company-funded research and development spending for the full year 2008 is expected to increase by approximately $200 million from 2007 levels, led by Pratt & Whitney’s engineering investments on aerospace programs such as the GTF. Company funded research and development spending is subject to the variable nature of program development schedules. The increase in customer-funded research and development largely relates to increased effort at Sikorsky on the CH-53K program, offset partially by reduced spending at Pratt & Whitney on the Joint Strike Fighter development program as it nears completion.

Selling, General and Administrative

	Quarter ended March 31,
(in millions of dollars)	2008	2007
Total expenses	$1,635	$1,396
Percentage of sales	12.0%	11.7%

The increase in selling, general and administrative expenses is due primarily to general increases across the businesses in support of volume, acquisitions, and to the adverse impact of foreign currency translation. In addition, selling, general and administrative expenses as a percentage of sales increased primarily due to the impact of recent acquisitions (approximately 20 basis points) at UTC Fire & Security.

Interest Expense

	Quarter ended March 31,
(in millions of dollars)	2008	2007
Interest expense	$165	$150
Average interest rate	6.0%	6.2%

Interest expense for the three months ended March 31, 2008 has increased as compared to the same period in 2007 primarily as a result of the issuance of $1.0 billion of long-term debt in December 2007 bearing interest at 5.375%.

Income Taxes

	Quarter ended March 31,
	2008	2007
Effective rate	28.5%	32.6%

The effective tax rate for the first quarter of 2008 decreased as compared to the same period of 2007 due to the absence of certain discrete events that impacted 2007. The first quarter of 2007 was adversely impacted by the previously disclosed EU Fine, and the sale of land and marketable securities. The effective tax rate for the balance of the year is expected to approximate 28.5% before the impact of any discrete events.

Net Income

	Quarter ended March 31,
(in millions of dollars, except per share amounts)	2008	2007
Net income	$1,000	$819
Diluted earnings per share	$1.03	$.82

As previously disclosed, the diluted earnings per share in the quarter ended March 31, 2007 included a $.07 adverse impact as a result of the EU Fine, net of previously established reserves against the fine, and incremental restructuring charges partially offset by gains on the sale of land and marketable securities, and the favorable impact of a contract termination at Pratt & Whitney. In the first quarter of 2007, net income was further reduced by an increase in minority interest which included $27 million for the minority partner’s share of the gain from the previously noted sale of land.

Restructuring and Related Costs

During the first three months of 2008, we recorded net pre-tax restructuring and related charges in our business segments totaling $34 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$2
Carrier	11
UTC Fire & Security	6
Pratt & Whitney	14
Hamilton Sundstrand	1

Total	$34

The net charges included $17 million in cost of sales and $17 million in selling, general and administrative expenses and, as described below, relate to actions initiated during 2008 and 2007 and trailing costs related to certain 2006 actions.

2008 Actions. During the first three months of 2008, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges in the business segments totaling $21 million as follows: Otis $2 million, Carrier $11 million, UTC Fire & Security $4 million and Pratt & Whitney $4 million. The charges included $5 million in cost of sales and $16 million in selling, general and administrative expenses. Those costs included $19 million for severance and related employee termination costs and $2 million for asset write-downs.

We expect the 2008 actions to result in net workforce reductions of approximately 550 hourly and salaried employees, the exiting of approximately 100,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2008, we have completed net workforce reductions of approximately 250 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2008. Approximately 70% of the total pre-tax charge will require cash payments, which we will primarily fund with cash generated from operations. During the first three months of 2008, we had cash outflows of approximately $5 million related to the 2008 actions. We expect to incur additional restructuring and related charges of $5 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $35 million annually.

2007 Actions. During the first three months of 2008, we recorded net pre-tax restructuring and related charges of $5 million for actions initiated in 2007. The 2007 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded the charges for the first three months of 2008 in our segments as follows: UTC Fire & Security $2 million, Pratt & Whitney $2 million and Hamilton Sundstrand $1 million. The net charges included $4 million in cost of sales and $1 million in selling, general and administrative expenses. Those costs included $1 million for severance and related employee termination costs and $4 million for facility exit and lease termination costs.

We expect the 2007 actions to result in net workforce reductions of approximately 1,900 hourly and salaried employees, the exiting of approximately 900,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2008, we have completed net workforce reductions of approximately 1,200 employees and exited 200,000 net square feet of facilities. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2008. Approximately 70% of the total pre-tax charge will require cash payments, which we will primarily fund with cash generated from operations. During the first three months of 2008, we had cash outflows of approximately $23 million related to the 2007 actions. We expect to incur additional restructuring and related charges of $27 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $110 million annually.

2006 Actions. During the first three months of 2008, we recorded net pre-tax restructuring and related charges of $8 million for actions initiated in 2006. The 2006 actions relate to ongoing cost reduction efforts, selling, general and administrative reductions, workforce reductions and the consolidation of manufacturing facilities. The charges recorded in the first three months of 2008 pertain to facility exit and lease termination costs and were all recorded to cost of sales in Pratt & Whitney’s operating results.

We expect the 2006 actions to result in net workforce reductions of approximately 3,800 hourly and salaried employees, the exiting of approximately 600,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2008, we have completed net workforce reductions of approximately 3,100 employees and exited 350,000 net square feet of facilities. We are targeting the remaining workforce and facility related actions for completion during 2008. Approximately 90% of the total pre-tax charge will require cash payments, which we will primarily fund with cash generated from operations. We expect pre-tax cash outflows on these programs to be approximately $225 million, of which $215 million has been funded to date. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $140 million annually.

Additional 2008 Actions

We expect to initiate additional restructuring actions during the remainder of 2008 due to our continuing cost reduction efforts. Including trailing costs from previously announced restructuring actions, the full year 2008 restructuring costs may total up to $200 million, however no specific plans for significant new actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2008 and 2007 are included in “Eliminations and other” below, which also includes certain small subsidiaries.

Results for the quarters ended March 31, 2008 and 2007 are as follows:

(in millions of dollars)	Revenues		Operating Profits		Operating Profit Margin
	2008	2007	2008	2007	2008	2007
Otis	$3,057	$2,728	$580	$574	19.0%	21.0%
Carrier	3,409	3,130	248	213	7.3%	6.8%
UTC Fire & Security	1,598	1,246	115	86	7.2%	6.9%
Pratt & Whitney	3,207	2,767	526	490	16.4%	17.7%
Hamilton Sundstrand	1,461	1,313	229	218	15.7%	16.6%
Sikorsky	1,023	1,006	82	73	8.0%	7.3%

Total segment	13,755	12,190	1,780	1,654	12.9%	13.6%
Eliminations and other	(54)	88	(9)	(63)
General corporate expenses	—	—	(97)	(87)

Consolidated	$13,701	$12,278	$1,674	$1,504	12.2%	12.3%

First quarter 2008 and 2007 restructuring and related charges (reserve reversals) included in consolidated operating profit totaled $34 million and $35 million, respectively, as follows:

(in millions of dollars)	Quarter ended March 31,
	2008	2007
Otis	$2	$(2)
Carrier	11	12
UTC Fire & Security	6	2
Pratt & Whitney	14	20
Hamilton Sundstrand	1	6
Sikorsky	—	(3)

Total	$34	$35

Otis - In the first quarter of 2008, revenues increased $329 million (12%) compared with the same period of 2007 reflecting organic growth (7%) and the favorable impact of foreign currency translation (8%), partially offset by the absence of the $84 million gain on the sale of land (3%) recorded in the first quarter of 2007. Revenues increased in all geographic regions led by North America, China and Russia reflecting the strong opening new equipment backlog.

Operating profits increased $6 million in the first quarter of 2008 compared with the same period of 2007. The increase reflects higher revenues, product and other cost reductions, and new equipment installation and logistics efficiencies (combined 8%), along with the favorable impact of foreign currency translation (8%) partially offset by the absence of a one-time gain of $84 million on the sale of land recorded in 2007 (15%).

Carrier - Revenues increased $279 million (9%) in the first quarter of 2008 compared with the same period of 2007. Revenue growth was led by Building Systems and Services (2%), Residential and Light Commercial Systems International (1%), and Refrigeration (1%) offset by a decline in the Residential and Light Commercial Systems North America business (2%) due to the continued weakness in the U.S. housing market. The favorable impact of foreign currency translation (6%) and the net impact of recent acquisitions (1%) comprised the remaining revenue increase in the quarter.

Operating profits increased $35 million (16%) in the first quarter of 2008 compared with the same period of 2007. Earnings growth in Building Systems and Services, Residential and Light Commercial Systems International, overcame essentially flat earnings in Refrigeration and a decline in the North America Residential and Light Commercial business (combined 6%). The favorable impact of foreign currency translation (9%) and the net impact from acquisitions (1%) comprised the remaining increase in the quarter.

UTC Fire & Security - Revenues increased $352 million (28%) in the first quarter of 2008 compared with the same period of 2007, due to recent acquisitions (20%) and the favorable impact of foreign currency translation (8%). Strong organic revenue growth in Lenel and the fire businesses in Europe was offset by weakness in the European electronic security businesses in the U.K. and the U.S. residential businesses in the quarter.

Operating profits increased $29 million (34%) in the first quarter of 2008 compared with the same period of 2007, due to the impact of recent acquisitions (18%), net cost reductions from previous restructuring actions (13%) and the favorable impact of foreign currency translation (8%), partially offset by higher restructuring costs (5%) .

Pratt & Whitney - Revenues increased $440 million (16%) in the first quarter of 2008 compared with the same period of 2007. This increase is attributable to volume growth at Pratt & Whitney Canada (7%), higher volumes and a favorable mix of military engine deliveries (5%) and volume-related increases at Pratt & Whitney Power Systems (4%).

Operating profits increased $36 million (7%) in the first quarter of 2008 compared with the same period of 2007. This increase is primarily attributable to profit contributions from higher volumes at Pratt & Whitney Canada (11%), military markets (8%), and Pratt & Whitney Power Systems (4%), partially offset by the absence of the favorable impact of a contract termination (8%) in the first quarter of 2007. Pratt & Whitney’s operating profits year-over-year were also adversely affected by the overall impact from the continued weakness of the U.S. dollar against the Canadian dollar (5%) as the majority of Pratt & Whitney Canada’s revenues are denominated in U.S. dollars while a significant portion of their costs are incurred in Canadian dollars. Increased research and development investments comprise the majority of the remaining offset.

Hamilton Sundstrand - Revenues increased $148 million (11%) in the first quarter of 2008 compared with the same period of 2007 principally due to organic growth in the aerospace businesses (7%) and the favorable impact of foreign currency translation (3%). Within aerospace, commercial OEM (4%) and commercial aftermarket (3%) contributed to the increase. The net impact of recent acquisitions (1%) contributed the remainder of the revenue increase.

Hamilton Sundstrand’s operating profits increased $11 million (5%) in the first quarter of 2008 compared with the same period of 2007 principally due to favorable foreign exchange impact (2%), the net impact of acquisitions (2%), and lower restructuring spending (2%). The benefit from higher aerospace revenue was offset by increased spending on fixed price development programs.

Sikorsky - Revenues increased $17 million (2%) in the first quarter of 2008 compared with the same period of 2007 despite six fewer shipments of large aircraft. Increases in aftermarket operations (3%), customer funded development and program support (3%) and the impact of recent acquisitions (1%) offset the decline in revenue attributable to fewer aircraft shipments.

Operating profits increased $9 million (12%) in the first quarter of 2008 compared to the first quarter of 2007 on 2% higher revenue growth with 70 basis points of margin expansion. This improvement was primarily attributable to favorable aircraft configuration for both military and commercial programs (22%) compared to the prior year and the net impact of acquisitions (1%) partially offset by incremental investments in both selling, general, and administrative expenses (4%) and research and development (3%) and the year-over-year adverse impact of restructuring (4%).

Eliminations and other - For the three months ended March 31, 2008, the year-over-year change in Eliminations and other is attributable to the absence of the EU Fine of $216 million (net of previously established reserves) offset partially by gains of approximately $150 million from the sale of marketable securities that were reported during the three months ended March 31, 2007.

LIQUIDITY AND FINANCIAL CONDITION

(in millions of dollars)	March 31, 2008	December 31, 2007	March 31, 2007
Cash and cash equivalents	$3,139	$2,904	$2,481
Total debt	10,017	9,148	8,264
Net debt (total debt less cash and cash equivalents)	6,878	6,244	5,783
Shareowners’ equity	21,586	21,355	18,106
Total capitalization (debt plus equity)	31,603	30,503	26,370
Net capitalization (debt plus equity less cash and cash equivalents)	28,464	27,599	23,889
Debt to total capitalization	32%	30%	31%
Net debt to net capitalization	24%	23%	24%

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

Recent distress in the markets has had an adverse impact on market activities including, among other things, volatility in security prices, diminished liquidity, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations or liquidity during the first quarter of 2008. As discussed further below, our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates. While market volatility cannot be predicted, we do not currently expect a significant impact to our liquidity, financial position or results of operations in 2008. Approximately 87% of our domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset backed receivables and structured products. Less than 1% of these investments are senior tranches of several structured investment vehicles that have been absorbed onto the balance sheets of the sponsoring banks. The balance of our domestic pension plans, 13%, is invested in less-liquid but market-valued investments, including real estate and private equity.

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

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt to capitalization levels as well as our current credit standing. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s and Moody’s Investors Service. In 2007, Standard and Poor’s affirmed our long-term and short-term debt ratings as A and A-1, respectively. Similarly, Moody’s Investors Service also affirmed its corporate rating on our long-term and short-term debt as A2 and P-1, respectively.

Our debt to capitalization levels increased during the first quarter of 2008 as we used short-term debt to fund a portion of our share repurchase. We believe our future operating cash flows will be sufficient to meet our future operating cash needs including further acquisition spending, continued common stock repurchases and pension funding as needed. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required.

Cash Flow - Operating Activities

In Millions	Three Months Ended March 31,
	2008	2007
Net cash flows provided by operating activities	$888	$453

The increase in cash flows provided by operating activities for the first three months of 2008 compared with the same period in 2007 is largely driven by the absence of the previously disclosed funding of the EU Fine (approximately $300 million) and the payment of Canadian taxes (approximately $200 million) in the first quarter of 2007. This was partially offset by higher working capital cash requirements in 2008 due, in part, to lower levels of customer advances in 2008 at Pratt & Whitney and Sikorsky. Inventory increased $803 million for the first three months of 2008 in advance of expected second quarter aircraft deliveries at Sikorsky and the normal seasonality of the Carrier business. This inventory growth was largely consistent with the first quarter of 2007.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. Although we did not make any contributions to our pension plans in the first quarter of 2008, we expect to make contributions of up to $250 million to our global pension plans during the year.

Cash Flow - Investing Activities

In Millions	Three Months Ended March 31,
	2008	2007
Net cash flows used in investing activities	$(432)	$(160)

The increase in the net use of cash flows in investing activities is largely a result of the absence of the first quarter 2007 sale of marketable securities of $234 million. Capital expenditures increased $29 million as compared to 2007 as a result of capacity increases at Pratt & Whitney and Sikorsky. Customer financing activities was a net use of cash of $22 million for the first three months of 2008, compared to a net use of cash of $2 million for the same period in 2007. While we expect that 2008 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,385 million and $1,370 million related to commercial aircraft at March 31, 2008 and December 31, 2007, respectively, of which as much as $795 million may be required to be disbursed during 2008. Acquisition activity in the first quarter of 2008 was $157 million and consisted of a number of small purchases in the commercial businesses. We expect total investments in businesses in 2008 to approximate $2 billion, including acquisitions announced during the first quarter of 2008; however, actual acquisition spending may vary depending upon the timing and availability of acquisition opportunities including the outstanding proposal to the Board of Directors of Diebold.

Cash Flow - Financing Activities

In Millions	Three Months Ended March 31,
	2008	2007
Net cash flows used in financing activities	$(299)	$(377)

At March 31, 2008, we had credit commitments from banks totaling $2.5 billion. We have a credit commitment of $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. This credit agreement expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. This credit agreement expires in November 2011. As of March 31, 2008, approximately $968 million had been borrowed under this revolving credit agreement to fund corporate expenses and acquisitions.

We repurchased $820 million of common stock, of which $801 million was paid for in the first three months of 2008, under an existing 60 million share repurchase program. Share repurchase in the first quarter of 2008 represents approximately 12 million shares. At March 31, 2008, approximately 18 million shares remain available for repurchase under the program. We expect total share repurchases in 2008 to be approximately $2 billion and expect the total number of outstanding shares to decrease during the year. However, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs. We paid dividends of $0.32 per share in the first quarter of 2008 totaling $293 million. On April 9, 2008, the Board of Directors declared a dividend of $0.32 per share payable June 10, 2008.

In July 2007, we filed a universal shelf registration statement with the SEC for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2007 Annual Report, incorporated by reference in our 2007 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At March 31, 2008, there have been no material changes to these off-balance sheet arrangements outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2008. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2007 Annual Report incorporated by reference in our 2007 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman, the President and Chief Executive Officer, the Vice President, Accounting and Finance, the Vice President, Finance, and the Vice President, Controller, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chairman, our President and Chief Executive Officer, our Vice President, Accounting and Finance, our Vice President, Finance, and our Vice President, Controller have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chairman, our President and Chief Executive Officer, our Vice President, Accounting and Finance, our Vice President, Finance, and our Vice President, Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to factors that may cause actual results to vary materially from those stated in the forward-looking statements. See the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Continuing Operations,” and “Liquidity and Financial Condition” and the section titled “Risk Factors.” Our 2007 Annual Report also includes important information as to these risk factors in the “Business” section under the headings “Description of Business by Segment” and “Other Matters Relating to our Business as a Whole,” and in the “Risk Factors” and “Legal Proceedings” sections. Additional important information as to these factors is included in our 2007 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-Q and 8-K filed with the SEC from time to time.

Part II – Other Information

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in the “Business” section under the headings “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in our 2007 Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2007 Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Our Financial Performance Is Dependent on the Conditions of the Aerospace and Construction Industries

The results of our commercial and military aerospace businesses, which generated 37 percent of our consolidated revenues in 2007, are directly tied to the economic conditions in the commercial aviation and defense industries. The aerospace industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits, corporate profitability, and backlog levels. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2008, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements to new engines that increase reliability. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

The results of our commercial and industrial businesses, which generated 63 percent of our revenues in 2007, are influenced by a number of external factors, including fluctuations in residential and commercial construction activity, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs and other global and political factors. In addition to these factors, Carrier’s financial performance can also be influenced by production and utilization of transport equipment and, in its residential business, weather conditions.

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

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Economic Conditions, Foreign Currency Fluctuations and Changes in Local Government Regulation

We conduct our business on a global basis, with 62 percent of our total 2007 segment revenues derived from operations outside of the United States and from U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand in our non-U.S. operations and export markets. Foreign currency fluctuations can also affect reported profits of our non-U.S. operations (primarily the commercial businesses) where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

The majority of sales in the aerospace businesses is transacted in U.S. dollars, consistent with established industry practice, while the majority of costs at locations outside the United States is incurred in the applicable local currency (principally the Euro and the Canadian dollar). For operating units with U.S. dollar sales and local currency costs, there is a foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. dollar revenues. See Note 1 to the Consolidated Financial Statements in our 2007 Annual Report and Note 8 to the Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of our hedging strategies.

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

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. We regularly invest substantial amounts in research and development efforts that pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of internal and supplier produced parts and materials; performance of suppliers and subcontractors; achieving cost and production efficiencies; validation of innovative technologies, and the level of customer interest in new technologies and products. These factors involve significant risks and uncertainties. We may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. In particular, we cannot predict with certainty whether, when and in what quantities Pratt & Whitney or its affiliates will produce aircraft engines currently in development or pending required certifications. Any of the foregoing could adversely affect our business and results of operations.

We Are Subject to Litigation and Legal Compliance Risks That Could Adversely Affect Our Operating Results

We are subject to a variety of litigation and legal compliance risks. These risks include, among other things, litigation concerning product liability matters, personal injuries, intellectual property rights, government contracts, taxes, environmental matters, and compliance with U.S. and foreign export laws, competition laws and sales and trading practices. We or one of our business units could be charged with wrongdoing as a result of such litigation. If convicted or found liable, we could be subject to fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or on our cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in our 2007 Form 10-K. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50% likelihood that such tax benefit will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in an adverse effect on our results of operations in the period in which such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2008	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
January 1 – January 31	2,600	$72.43	2,594	27,431
February 1 – February 29	5,392	71.86	5,392	22,039
March 1 – March 31	3,572	68.52	3,572	18,467

Total	11,564	$70.96	11,558	18,467

We repurchase shares under a program announced on December 13, 2006 that authorized the repurchase of up to 60 million shares of our common stock. Under this program, shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 6,000 shares were reacquired in transactions outside the program during the quarter.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareowners on April 9, 2008. As of February 12, 2008, the record date for the meeting, 980,176,716 shares of UTC Common Stock were issued and outstanding. A quorum of 875,721,943 shares of Common Stock were present or represented at the meeting.

The following individuals were nominated and elected to serve as directors:

Louis R. Chênevert, George David, John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Charles R. Lee, Richard D. McCormick, Harold McGraw III, Richard B. Myers, H. Patrick Swygert, André Villeneuve, and Christine Todd Whitman.

The Shareowners voted as follows on the following matters:

1)	Election of Directors. The voting results for each of the nominees were as follows:

Election of Directors	Votes For	Votes Withheld
Louis R. Chênevert	852,419,874	22,672,730
George David	850,464,687	24,627,917
John V. Faraci	857,020,246	18,072,357
Jean-Pierre Garnier	847,830,100	27,262,504
Jamie S. Gorelick	857,514,914	17,577,689
Charles R. Lee	843,405,955	31,686,649
Richard D. McCormick	852,334,150	22,758,453
Harold McGraw III	849,498,619	25,593,985
Richard B. Myers	852,224,895	22,867,709
H. Patrick Swygert	857,583,024	17,509,579
André Villeneuve	853,252,643	21,839,960
Christine Todd Whitman	857,023,981	18,068,622

2)	A proposal of the Audit Committee and the Board of Directors to re-appoint PricewaterhouseCoopers LLP to serve as Independent Auditor. A total of 851,694,693 shares were voted for and 10,872,104 shares were voted against this proposal. The holders of 13,155,147 votes abstained from voting.

3)	A proposal of the Board of Directors to approve an amendment to the United Technologies Corporation 2005 Long-Term Incentive Plan. A total of 678,262,726 shares were voted for and 85,488,682 shares were voted against this proposal. The holders of 15,120,841 votes abstained from voting and there were 96,849,695 broker non-votes.

4)	A shareowner proposal recommending that the Board of Directors adopt principles for health care reform based upon principles reported by the Institute of Medicine of the National Academy of Sciences. A total of 29,210,798 shares were voted for and 623,854,409 shares were voted against this proposal. The holders of 125,807,144 votes abstained from voting and there were 96,849,592 broker non-votes.

5)	A shareowner proposal requesting that the Board of Directors review and amend, where applicable, the UTC Code of Ethics to include human rights as a guide for its international and U.S. operations. A total of 185,153,213 shares were voted for and 472,441,426 shares were voted against this proposal. The holders of 121,277,609 votes abstained from voting and there were 96,849,695 broker non-votes.

6)	A shareowner proposal recommending that the Board of Directors, within six months of the annual meeting of shareowners, provide a comprehensive report to shareowners of UTC’s significant promises made to foreign governments or firms in connection with foreign military sales, intended to offset U.S. dollar cost of weapons purchased by foreign nations. A total of 34,360,011 shares were voted for and 662,682,892 shares were voted against this proposal. The holders of 81,829,448 votes abstained from voting and there were 96,849,592 broker non-votes.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
3(ii)	Bylaws of UTC, as restated and amended effective April 9, 2008, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 11, 2008.

10.1	UTC 2005 Long-Term Incentive Plan, as amended and restated effective April 9, 2008, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 11, 2008.

12	Statement re: computation of ratio of earnings to fixed charges. *

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications. *

32	Section 1350 Certifications. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: April 22, 2008	by:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: April 22, 2008	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Finance

Dated: April 22, 2008	by:	/s/ Charles D. Gill
Charles D. Gill
Senior Vice President and General Counsel

Dated: April 22, 2008	by:	/s/ Margaret M. Smyth
Margaret M. Smyth
Vice President, Controller

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3(ii)	Bylaws of UTC, as restated and amended effective April 9, 2008, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 11, 2008.

10.1	UTC 2005 Long-Term Incentive Plan, as amended and restated effective April 9, 2008, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 11, 2008.

12	Statement re: computation of ratio of earnings to fixed charges. *

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications. *

32	Section 1350 Certifications. *

*	Submitted electronically herewith.