Form 10-Q
period 2008-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2008-07-22
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At June 30, 2008, there were 964,356,806 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2008

“We,” “us,” “our” and “UTC,” unless the context otherwise requires, means United Technologies Corporation and its subsidiaries.

Part I – Financial Information

Item 1.	Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,
(in millions of dollars, except per share amounts)	2008	2007
Revenues:
Product sales	$11,384	$10,196
Service sales	4,151	3,570
Other income, net	132	138

	15,667	13,904

Costs and expenses:
Cost of products sold	8,556	7,683
Cost of services sold	2,803	2,446
Research and development	434	416
Selling, general and administrative	1,775	1,494

Operating profit	2,099	1,865
Interest	176	163

Income before income taxes and minority interests	1,923	1,702
Income taxes	548	479
Minority interests in subsidiaries’ earnings	100	75

Net income	$1,275	$1,148

Earnings per share of Common Stock:
Basic	$1.35	$1.19
Diluted	$1.32	$1.16
Dividends per share of Common Stock	$.32	$.27

Average number of shares outstanding:
Basic	944	966
Diluted	966	990

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
(in millions of dollars, except per share amounts)	2008	2007
Revenues:
Product sales	$21,075	$18,731
Service sales	8,037	6,971
Other income, net	256	480

	29,368	26,182

Costs and expenses:
Cost of products sold	15,903	14,318
Cost of services sold	5,437	4,807
Research and development	845	798
Selling, general and administrative	3,410	2,890

Operating profit	3,773	3,369
Interest	341	313

Income before income taxes and minority interests	3,432	3,056
Income taxes	978	921
Minority interests in subsidiaries’ earnings	179	168

Net income	$2,275	$1,967

Earnings per share of Common Stock:
Basic	$2.40	$2.03
Diluted	$2.34	$1.98
Dividends per share of Common Stock	$.64	$.53

Average number of shares outstanding:
Basic	948	967
Diluted	971	991

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions of dollars)	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$3,442	$2,904
Accounts receivable, net	10,103	8,844
Inventories and contracts in progress, net	9,082	8,101
Future income tax benefits	1,276	1,267
Other current assets	876	955

Total Current Assets	24,779	22,071

Customer financing assets	1,005	963
Future income tax benefits	1,296	1,126
Fixed assets	15,638	14,877
Less: Accumulated depreciation	(9,088)	(8,581)

Net Fixed Assets	6,550	6,296

Goodwill	16,619	16,120
Intangible assets	3,847	3,757
Other assets	4,390	4,242

Total Assets	$58,486	$54,575

Liabilities and Shareowners’ Equity
Short-term borrowings	$1,672	$1,085
Accounts payable	5,577	5,059
Accrued liabilities	12,304	11,277
Long-term debt currently due	952	48

Total Current Liabilities	20,505	17,469

Long-term debt	8,106	8,015
Future pension and postretirement benefit obligations	2,523	2,562
Other long-term liabilities	4,483	4,262

Total Liabilities	35,617	32,308

Minority interests in subsidiary companies	957	912
Shareowners’ Equity:
Common Stock	10,864	10,572
Treasury Stock	(12,901)	(11,338)
Retained earnings	23,410	21,751
Unearned ESOP shares	(207)	(214)
Accumulated other non-shareowners’ changes in equity	746	584

Total Shareowners’ Equity	21,912	21,355

Total Liabilities and Shareowners’ Equity	$58,486	$54,575

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2008	2007
Operating Activities:
Net income	$2,275	$1,967
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	645	555
Deferred income tax benefit	(133)	(160)
Minority interests in subsidiaries’ earnings	179	168
Stock compensation cost	110	97
Change in:
Accounts receivable	(905)	(606)
Inventories and contracts in progress	(822)	(1,199)
Other current assets	(16)	2
Accounts payable and accrued liabilities	1,004	1,408
Other, net	(31)	(330)

Net cash flows provided by operating activities	2,306	1,902

Investing Activities:
Capital expenditures	(542)	(459)
Investments in businesses	(546)	(370)
Dispositions of businesses	85	162
Increase in customer financing assets, net	(92)	(23)
Other, net	(136)	153

Net cash flows used in investing activities	(1,231)	(537)

Financing Activities:
Issuance (repayment) of long-term debt, net	994	(40)
Increase in short-term borrowings, net	586	634
Common Stock issued under employee stock plans	102	264
Dividends paid on Common Stock	(583)	(490)
Repurchase of Common Stock	(1,520)	(1,000)
Other, net	(191)	(59)

Net cash flows used in financing activities	(612)	(691)

Effect of foreign exchange rate changes on Cash and cash equivalents	75	72

Net increase in Cash and cash equivalents	538	746
Cash and cash equivalents, beginning of year	2,904	2,546

Cash and cash equivalents, end of period	$3,442	$3,292

During the first six months of 2007, non-cash activities include contributions of UTC common stock of $150 million to domestic defined benefit pension plans. There were no contributions of UTC common stock to domestic defined benefit plans in the first six months of 2008.

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at June 30, 2008 and for the quarters and six months ended June 30, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2007 Annual Report to Shareowners incorporated by reference to our Annual Report on Form 10-K for 2007 (2007 Form 10-K).

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. During the first six months of 2008, our investment in businesses was approximately $546 million, and primarily consisted of a number of small acquisitions in the commercial businesses. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities, relocation or reduction of employees and other restructuring activities.

Goodwill. Changes in our goodwill balances for the first six months of 2008 were as follows:

(in millions of dollars)	Balance as of January 1, 2008	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of June 30, 2008
Otis	$1,341	$27	$(35)	$1,333
Carrier	2,916	261	45	3,222
UTC Fire & Security	5,922	105	44	6,071
Pratt & Whitney	1,027	4	—	1,031
Hamilton Sundstrand	4,579	—	11	4,590
Sikorsky	235	19	15	269

Total Segments	16,020	416	80	16,516
Eliminations & Other	100	1	2	103

Total	$16,120	$417	$82	$16,619

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2008		December 31, 2007
(in millions of dollars)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable:
Service portfolios	$1,790	$(718)	$1,559	$(633)
Patents and trademarks	354	(104)	378	(97)
Other, principally customer relationships	2,519	(780)	2,445	(654)

	4,663	(1,602)	4,382	(1,384)
Unamortizable:
Trademarks and other	786	—	759	—

Totals	$5,449	$(1,602)	$5,141	$(1,384)

Amortization of intangible assets for the quarter and six months ended June 30, 2008 was $95 million and $187 million, respectively, compared with $79 million and $151 million for the same periods of 2007. Amortization of these intangible assets for 2008 through 2012 is expected to approximate $285 million per year.

Note 2: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share amounts)	2008	2007	2008	2007
Net income	$1,275	$1,148	$2,275	$1,967

Average shares:
Basic	944	966	948	967
Stock awards	22	24	23	24

Diluted	966	990	971	991

Earnings per share of Common Stock:
Basic	$1.35	$1.19	$2.40	$2.03
Diluted	$1.32	$1.16	$2.34	$1.98

Note 3: Inventories and Contracts in Progress

Inventories consist of the following:

(in millions of dollars)	June 30, 2008	December 31, 2007
Raw materials	$1,355	$1,281
Work-in-process	3,286	2,783
Finished goods	4,150	3,694
Contracts in progress	5,233	4,753

	14,024	12,511

Less:
Progress payments, secured by lien, on U.S. Government contracts	(407)	(279)
Billings on contracts in progress	(4,535)	(4,131)

	$9,082	$8,101

As of June 30, 2008 and December 31, 2007, inventory included capitalized research and development costs of $796 million and $740 million, respectively, relating to certain aerospace programs, principally at Sikorsky. These capitalized costs will be liquidated as production units are delivered to customers. Sikorsky’s capitalized contract research and development costs within inventory relate principally to development costs incurred on the H-92 contract with the Canadian government.

Note 4: Borrowings and Lines of Credit

Commercial paper borrowings provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes as well as the potential funding of certain acquisitions. We have $350 million of commercial paper outstanding at June 30, 2008, all of which was scheduled to mature in less than one week. At June 30, 2008, we had credit commitments from banks totaling $2.5 billion. We have a credit commitment of $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. As of June 30, 2008, there were no borrowings under this line of credit, which expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. As of June 30, 2008, approximately $747 million had been borrowed under this line of credit to fund corporate expenses and acquisitions. This credit agreement expires in November 2011.

In July 2007, we filed with the Securities and Exchange Commission (SEC) a universal shelf registration statement for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement. In May 2008, we issued $1.0 billion of long-term debt pursuant to this shelf registration statement, the proceeds of which were used for general corporate purposes, including financing acquisitions and repurchases of our stock. This debt bears interest at 6.125% and will mature on July 15, 2038. We may redeem the notes, in whole or in part, at our option at any time at a redemption price in U.S. dollars equal to the greater of: 1) 100% of the principal amount of the notes to be redeemed; or 2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semiannual basis at the adjusted treasury rate plus 25 basis points. The redemption price will also include interest accrued to the date of redemption on the principal balance of the notes being redeemed.

Note 5: Income Taxes

We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Spain, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1998.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption, we recognized a charge of approximately $19 million to the January 1, 2007 retained earnings balance. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. It is reasonably possible that a reduction in a range of $70 million to $125 million of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of worldwide tax disputes.

The Internal Revenue Service (IRS) review of tax years 2004 and 2005 is ongoing. IRS examination fieldwork for tax years 2000 through 2003 was completed in 2007. We are currently addressing disputed adjustments resulting from the 2000 to 2003 examination with the Appeals Division of the IRS and anticipate a resolution in 2008.

Note 6: Employee Benefit Plans

We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Cash contributions to these plans during the quarters and six months ended June 30, 2008 and 2007 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2008	2007	2008	2007
Defined Benefit Plans	$17	$13	$45	$28

Defined Contribution Plans	$63	$49	$118	$106

In the first six months of 2007, we contributed $150 million of UTC common stock to our domestic defined benefit pension plans, all of which was contributed in the first quarter of 2007. There were no contributions of UTC common stock to our domestic defined benefit pension plans in the first six months of 2008.

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

The following table illustrates the components of net periodic benefit cost for our pension and other postretirement benefits:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(in millions of dollars)	2008	2007	2008	2007
Service cost	$114	$110	$1	$1
Interest cost	320	294	14	14
Expected return on plan assets	(421)	(387)	(1)	—
Amortization	12	9	(2)	(2)
Recognized actuarial net loss	31	64	—	—

Total net periodic benefit cost	$56	$90	$12	$13

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(in millions of dollars)	2008	2007	2008	2007
Service cost	$227	$218	$2	$2
Interest cost	640	587	27	28
Expected return on plan assets	(841)	(768)	(1)	(1)
Amortization	25	18	(4)	(4)
Recognized actuarial net loss	61	126	—	—

	112	181	24	25
Net settlement and curtailment gain	(2)	—	—	—

Total net periodic benefit cost	$110	$181	$24	$25

Note 7: Restructuring and Related Costs

During the first six months of 2008, we recorded net pre-tax restructuring and related charges in our business segments totaling $128 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$6
Carrier	57
UTC Fire & Security	33
Pratt & Whitney	31
Hamilton Sundstrand	1

Totals	$128

The net charges included $38 million in cost of sales, $86 million in selling, general and administrative expenses and $4 million in other income and, as described below, relate to actions initiated during 2008 and 2007 and trailing costs related to certain 2006 actions.

2008 Actions. During the first six months of 2008, we initiated restructuring actions relating to ongoing cost reduction efforts, including selling, general and administrative reductions, principally at Carrier and UTC Fire & Security, and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges totaling $105 million, including $16 million in cost of sales, $85 million in selling, general and administrative expenses and $4 million in other income.

As of June 30, 2008, net workforce reductions of approximately 800 employees of an expected 2,700 employees have been completed. The majority of the remaining workforce reductions and all facility-related cost reduction actions, expected to total 1,000,000 net square feet of facilities, are targeted for completion during 2008 and 2009.

The following table summarizes the accrual balances and utilization by cost type for the 2008 restructuring actions:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2008	$15	$—	$—	$15
Net pre-tax restructuring charges	77	4	3	84
Utilization	(19)	(4)	—	(23)

Balance at June 30, 2008	$73	$—	$3	$76

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$151	$13	$22	$186
Costs incurred – quarter ended March 31, 2008	(19)	(2)	—	(21)
Costs incurred – quarter ended June 30, 2008	(77)	(4)	(3)	(84)

Remaining costs at June 30, 2008	$55	$7	$19	$81

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred Quarter Ended March 31, 2008	Costs Incurred Quarter Ended June 30, 2008	Remaining Costs at June 30, 2008
Otis	$7	$(2)	$(4)	$1
Carrier	82	(11)	(46)	25
UTC Fire & Security	36	(4)	(26)	6
Pratt & Whitney	61	(4)	(8)	49

Total	$186	$(21)	$(84)	$81

2007 Actions. During the first six months of 2008, we recorded net pre-tax restructuring and related charges in the business segments totaling $6 million for restructuring actions initiated in 2007, including $5 million in cost of sales and $1 million in selling, general and administrative expenses. The 2007 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities.

As of June 30, 2008, net workforce reductions of approximately 1,500 employees of an expected 1,900 employees have been completed, and 200,000 net square feet of facilities of an expected 900,000 net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2008.

The following table summarizes the accrual balances and utilization by cost type for the 2007 restructuring actions:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2008	$13	$—	$5	$18
Net pre-tax restructuring charges	—	—	1	1
Utilization	(4)	—	(1)	(5)

Balance at June 30, 2008	$9	$—	$5	$14

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$71	$21	$51	$143
Costs incurred through December 31, 2007	(67)	(21)	(21)	(109)
Costs incurred – quarter ended March 31, 2008	(1)	—	(4)	(5)
Costs incurred – quarter ended June 30, 2008	—	—	(1)	(1)

Remaining costs at June 30, 2008	$3	$—	$25	$28

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred through December 31, 2007	Costs Incurred Quarter Ended March 31, 2008	Costs Incurred Quarter Ended June 30, 2008	Remaining Costs at June 30, 2008
Otis	$20	$(20)	$—	$—	$—
Carrier	37	(33)	—	—	4
UTC Fire & Security	31	(27)	(2)	(1)	1
Pratt & Whitney	43	(25)	(2)	—	16
Hamilton Sundstrand	12	(4)	(1)	—	7

Total	$143	$(109)	$(5)	$(1)	$28

2006 Actions. During the first six months of 2008, we recorded net pre-tax restructuring and related charges to cost of sales in the business segments totaling $17 million for restructuring actions initiated in 2006. These actions relate to ongoing cost reduction efforts, including selling, general and administrative reductions, workforce reductions and the consolidation of manufacturing facilities.

As of June 30, 2008, all net workforce reductions of an expected 3,700 employees have been completed, and 400,000 net square feet of facilities of an expected 800,000 net square feet have been exited. The remaining facility reduction actions are targeted for completion during 2008.

The following table summarizes the accrual balances and utilization by cost type for the 2006 restructuring actions:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2008	$1	$—	$19	$20
Net pre-tax restructuring charges	—	—	9	9
Utilization	(1)	—	(4)	(5)

Balance at June 30, 2008	$—	$—	$24	$24

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$178	$13	$79	$270
Costs incurred through December 31, 2007	(178)	(13)	(59)	(250)
Costs incurred – quarter ended March 31, 2008	—	—	(8)	(8)
Costs incurred – quarter ended June 30, 2008	—	—	(9)	(9)

Remaining costs at June 30, 2008	$—	$—	$3	$3

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred through December 31, 2007	Costs Incurred Quarter Ended March 31, 2008	Costs Incurred Quarter Ended June 30, 2008	Remaining Costs at June 30, 2008
Otis	$48	$(48)	$—	$—	$—
Carrier	63	(63)	—	—	—
UTC Fire & Security	52	(52)	—	—	—
Pratt & Whitney	84	(64)	(8)	(9)	3
Hamilton Sundstrand	5	(5)	—	—	—
Sikorsky	18	(18)	—	—	—

Total	$270	$(250)	$(8)	$(9)	$3

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

At June 30, 2008 and December 31, 2007, the fair value of derivatives recorded as assets was $226 million and $365 million, respectively, and the fair value of derivatives recorded as liabilities was $47 million and $43 million, respectively. Based upon current market conditions, of the amount recorded in shareowners’ equity, a $135 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended June 30, 2008 were not significant. All open derivative contracts accounted for as cash flow hedges mature by December 2011.

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters and six months ended June 30, 2008 and 2007 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2008	2007	2008	2007
Shareowners’ Equity, beginning of period	$21,586	$18,106	$21,355	$17,297
Effects of changing pension plan measurement dates pursuant to SFAS No. 158, net of taxes	—	—	—	425
Adoption of FASB Interpretation No. 48	—	—	—	(19)

	21,586	18,106	21,355	17,703
Common Stock issued under employee plans	160	240	295	489
Common Stock repurchased	(747)	(485)	(1,567)	(1,000)
Common Stock contributed to pension plans	—	—	—	150
Dividends paid on Common Stock	(290)	(245)	(583)	(490)
Dividends paid on ESOP Common Stock	(13)	(11)	(25)	(22)
Non-shareowners’ Changes in Equity:
Net income	1,275	1,148	2,275	1,967
Foreign currency translation, net	(51)	312	165	334
(Decreases) increases in unrealized gains and losses from available-for-sale investments, net	(21)	2	(15)	(84)
Cash flow hedging (loss) gain, net	(9)	108	(35)	81
Change in pension and post-retirement benefit plans, net	22	20	47	67

Shareowners’ Equity, end of period	$21,912	$19,195	$21,912	$19,195

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2007.

The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2008 and 2007 are as follows:

(in millions of dollars)	2008	2007
Balance as of January 1	$1,252	$1,321
Warranties and performance guarantees issued	285	172
Settlements made	(318)	(255)
Other	18	6

Balance as of June 30	$1,237	$1,244

Note 11: Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2008:

(in millions of dollars)	Total Carrying Value at June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$299	$299	$—	$—
Derivative assets	226	226	—	—
Derivative liabilities	47	47	—	—

Valuation Techniques. Available for sale securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.

Note 12: Contingent Liabilities

Summarized below are the matters previously described in Note 14 of the Notes to the Consolidated Financial Statements in our 2007 Form 10-K.

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

Other. As previously disclosed, class action consumer complaints have been filed against Carrier in Washington, Minnesota, Michigan, Wisconsin, Ontario and British Columbia. The complaints allege Carrier engaged in deceptive and unfair trade practices by knowingly selling high-efficiency condensing furnaces containing secondary heat exchangers that corrode and fail prematurely, causing residential customers to incur labor costs for repair or replacement that are not covered by Carrier’s warranty. While Carrier denies liability and disputes the claims, Carrier and counsel for the class action plaintiffs have reached a comprehensive agreement to settle these actions. Under the settlement, Carrier agrees to (1) extend the labor warranty on the heat exchangers for current owners of affected furnaces, or provide an optional credit toward the purchase of new equipment, (2) reimburse owners who have already paid for repairs to their heat exchanger, and (3) pay the fees and costs incurred by the plaintiffs. We received final approvals of the settlement from the U.S. court in April 2008 and from the Canadian courts in June 2008 and July 2008. As of June 30, 2008, we have reserves of approximately $15 million for the remaining estimated future costs of this settlement.

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

Results for the quarters and six months ended June 30, 2008 and 2007 are as follows:

Quarter Ended June 30, (in millions of dollars)	Revenues		Operating Profits		Operating Profit Margin
	2008	2007	2008	2007	2008	2007
Otis	$3,404	$2,858	$671	$532	19.7%	18.6%
Carrier	4,356	4,055	487	489	11.2%	12.1%
UTC Fire & Security	1,738	1,349	126	101	7.2%	7.5%
Pratt & Whitney	3,292	3,108	546	522	16.6%	16.8%
Hamilton Sundstrand	1,650	1,404	280	246	17.0%	17.5%
Sikorsky	1,307	1,198	111	87	8.5%	7.3%

Total segment	15,747	13,972	2,221	1,977	14.1%	14.1%
Eliminations and other	(80)	(68)	(13)	(20)
General corporate expenses	—	—	(109)	(92)

Consolidated	$15,667	$13,904	$2,099	$1,865	13.4%	13.4%

Six Months Ended June 30, (in millions of dollars)	Revenues		Operating Profits		Operating Profit Margin
	2008	2007	2008	2007	2008	2007
Otis	$6,461	$5,586	$1,251	$1,106	19.4%	19.8%
Carrier	7,765	7,185	735	702	9.5%	9.8%
UTC Fire & Security	3,336	2,595	241	187	7.2%	7.2%
Pratt & Whitney	6,499	5,875	1,072	1,012	16.5%	17.2%
Hamilton Sundstrand	3,111	2,717	509	464	16.4%	17.1%
Sikorsky	2,330	2,204	193	160	8.3%	7.3%

Total segment	29,502	26,162	4,001	3,631	13.6%	13.9%
Eliminations and other	(134)	20	(22)	(83)
General corporate expenses	—	—	(206)	(179)

Consolidated	$29,368	$26,182	$3,773	$3,369	12.8%	12.9%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under these collaboration arrangements are recorded as earned and the collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended June 30, 2008 and 2007 was approximately $250 million and $227 million, respectively. For the six months ended June 30, 2008 and 2007, the approximate collaborator share of revenue was $488 million and $441 million, respectively. Costs associated with engine programs under collaboration arrangements are expensed as incurred. The collaborator share of program costs is recorded as a reduction of the related expense item at that time. Upon the January 1, 2009 adoption of Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements,” which requires that transactions with third parties be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” revenues will be increased by these amounts, with an offsetting increase to cost of sales in order to reflect the impact of the collaboration arrangements on a gross basis.

Note 14: Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008, and responses and recommendations were presented to the board on April 9, 2008. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements; however, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141(R) could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. For additional discussion on deferred tax valuation allowances, refer to Note 9 to the Consolidated Financial Statements in 2007 Form 10-K.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have evaluated this new statement and have determined that the statement will not have a significant impact on the reporting of our financial position and results of operations.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The collaborator share of revenue for the quarters ended June 30, 2008 and 2007 was approximately $250 million and $227 million, respectively. For the six months ended June 30, 2008 and 2007, the approximate collaborator share of revenue was $488 million and $441 million, respectively. Costs associated with engine programs under collaboration agreements are expensed as incurred. Under this Issue, revenues would be increased by these amounts with an offsetting increase to cost of sales in order to reflect the impact of the collaboration arrangements on a gross basis.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. Generally Accepted Accounting Principles (GAAP). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

With respect to the unaudited condensed consolidated financial information of UTC for the quarter and six months ended June 30, 2008 and 2007, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 22, 2008, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of June 30, 2008, and the related condensed consolidated statement of operations for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007. This interim financial information is the responsibility of the Corporation’s management.

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

July 22, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We conduct our business through six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses,” while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses.” The current status of significant factors impacting our business environment in 2008 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report, which is incorporated by reference in our 2007 Form 10-K (2007 Form 10-K).

General

As worldwide businesses, our operations can be affected by global and regional industrial, economic and political factors. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or economy of any single country on our consolidated results.

Despite a more challenging economic environment in the first half of 2008 as compared to the same period in 2007, continued growth in the commercial aerospace original equipment manufacturer (OEM) markets and global commercial construction markets led to a 13% increase in second quarter revenues year over year. Notwithstanding the growth in OEM volume, the escalation of fuel prices continues to adversely impact the commercial aerospace industry as some larger domestic airline carriers have announced plans to reduce service and capacity to help offset rising costs. Revenue passenger miles (RPMs) are again projected to increase worldwide in 2008, although at a rate lower than initially expected in part due to higher prices and slower global economic growth. For the second quarter of 2008, however, revenues remained strong with commercial aerospace aftermarket volume in the second quarter increasing 7% as compared to the same quarter in the prior year.

Global infrastructure investments have continued to benefit our commercial businesses, particularly at Otis where new equipment orders remained strong. Carrier’s commercial heating, ventilating, and air conditioning (HVAC) revenue growth remained strong, while the refrigeration markets in North America and Europe declined. The U.S. economy continues to soften under the tightening of the credit markets and weakness in the U.S. residential market. The deterioration of the U.S. residential market has adversely impacted Carrier’s North American HVAC business, as well as UTC Fire & Security’s U.S. residential business.

Notwithstanding the foregoing, the global diversification and balance in other markets and regions across UTC, strong product acceptance, and higher opening order backlog generated organic revenue growth of 6% in the second quarter of 2008. The favorable impact of foreign currency translation (5%) and the net impact of acquisitions and divestitures completed in the past year (2%) contributed the remainder of the 13% total growth in second quarter revenues year over year.

The increase in revenues in the second quarter of 2008 was accompanied by continued improvements in operational efficiencies, including savings from previously initiated restructuring actions and cost containment efforts. These operating profit improvements were partially offset by the adverse impact of higher commodity costs to generate a 13% increase in consolidated operating profit in the second quarter of 2008 as compared with the same period in 2007. After a partial recovery through pricing, the net adverse impact to earnings of higher commodity costs, excluding energy was approximately $50 million in the second quarter of 2008. We expect full year gross commodity cost increases, excluding energy, to be over $300 million, with pricing expected to offset a little more than half the impact. The favorable impact of foreign currency translation (3%) and the net impact from acquisitions and divestitures completed in the past year (1%) were offset by increased restructuring charges (4%).

As previously disclosed, operating profit for the first six months of 2007 was adversely impacted by a civil fine, net of existing reserves, of $216 million levied against Otis. The European Commission’s Competition Directorate assessed a civil fine of approximately $300 million (EU Fine) against Otis, its relevant local entities and UTC, as a result of certain Otis subsidiaries in Europe violating European Union competition rules. Gains from the sale of marketable securities and certain non-core assets and lower restructuring charges in the first half of 2007 helped to offset the adverse impact of this fine.

Continued weakness of the U.S. dollar against certain currencies such as the Euro generated a positive foreign currency translation impact in the second quarter of 2008, which was partially offset by the adverse impact of foreign exchange on Pratt & Whitney Canada’s results. The continued weakness of the U.S. dollar has adversely impacted Pratt & Whitney Canada’s operating profits as the majority of its revenues are denominated in U.S. dollars, while a significant amount of its costs are incurred in Canadian dollars. Including the adverse impact on Pratt & Whitney Canada’s costs, foreign currency translation contributed $.04 and $.03 per share in the second quarter of 2008 and 2007, respectively.

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

Despite the continued deterioration of the U.S. residential market and lower order rates in the refrigeration business, Carrier experienced overall revenue growth of 7% in the second quarter of 2008. The favorable impact of a weaker U.S. dollar (5%), combined with world wide geographic balance and strength in the commercial HVAC business, more than offset weakness in the U.S., a poor start to the European cooling season, and lower volumes in the commercial refrigeration businesses.

Within the Otis segment, organic revenue growth of 9% in the first half of 2008 was aided by the strong new equipment backlog entering the year, as well as higher modernization and repair sales in Europe, which benefited from changes to elevator safety laws in France and Spain. Revenues grew in all geographic regions with strong growth in North America, France, Russia, and China. New equipment orders remained strong in the second quarter of 2008, up 23% globally, or 14% excluding the favorable impact of foreign currency.

UTC Fire & Security’s second quarter revenue growth was driven by recent acquisitions, primarily Initial Electronic Security Group and Marioff Corporation in 2007, and the favorable impact of foreign currency translation. Organic revenue growth was driven primarily by growth in the Fire Safety businesses in Europe and the Americas, partially offset by the continued weakness of the U.S. residential market.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. RPMs, U.S. government military and space spending, corporate profits, and the general economic health of airline carriers are all barometers for our aerospace businesses. Soaring fuel prices continue to adversely impact the commercial aerospace industry as some larger domestic airline carriers have announced plans to reduce service and capacity in response to rising oil prices, including retiring their older and less fuel efficient aircraft, and cutting payroll costs; while several smaller carriers have either declared bankruptcy or shut down altogether. Announced service and capacity reductions are not expected to have a significant impact on our 2008 full year results although there may be reductions to Pratt & Whitney’s spares volumes to the extent older aircraft are retired.

Despite the airline industry adversity, the continued strong production levels at the airframe manufacturers generated commercial aerospace OEM growth in the second quarter of 2008 as compared with the same period in 2007. With slower global economic growth, however, we anticipate expected RPM worldwide growth levels to slow in the second half of the year. Commercial aerospace aftermarket revenues grew 7% in the second quarter of 2008 as compared to the same period in 2007. Government military spending is also driving helicopter demand and, as a result, Sikorsky’s military backlog remains very strong. Across all segments, military volume increased 12% in the second quarter as compared to the same period in 2007, led by Sikorsky. Also contributing to the growth in revenues at Sikorsky were increased large aircraft shipments and a favorable military configuration shift to the new Black Hawk variant. The UH-60M helicopter is the latest and most modern in a series of Black Hawk variants that Sikorsky has been delivering to the U.S. Army since 1978 and requires significant additional assembly hours relative to the previous variants.

At times, the aerospace businesses enter into firm, fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of a particular program. Sikorsky is developing the H-92, a military derivative of the S-92, for the Canadian government, under an approximately $3 billion firm, fixed-price contract, which provides for the development, production, and logistical support of 28 helicopters. This is the largest and most expansive fixed-price development contract in Sikorsky’s history, including 20 years of service and support requirements. It is expected that delivery of the initial aircraft will be delayed approximately 24 months, until approximately the fourth quarter of 2010. Sikorsky is currently in discussions with the Canadian government concerning a potential rebaselining of the program.

Overall economic conditions are also affecting the cost and availability of raw materials, such as titanium and nickel, as industry demand outpaces current capacity. The availability and pricing of these materials are expected to continue to affect aerospace performance and could have a further adverse impact on future performance depending on market conditions.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first six months of 2008, we invested approximately $546 million in acquisitions, which consisted primarily of a number of small acquisitions in our commercial businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity and the finalization of purchase accounting, goodwill increased approximately $416 million in the first six months of 2008.

In March 2008, we announced that we have made a proposal, subject to due diligence, to the Board of Directors of Diebold, Incorporated (Diebold) to acquire all the outstanding shares of Diebold for $40.00 per share in cash, representing a total enterprise value of approximately $3.0 billion, which was rejected by the Diebold Board of Directors. Despite the initial rejection, this proposal remains outstanding. If the proposal is ultimately accepted, we would finance the acquisition with current cash balances and other readily available sources of funds.

We continue to expect to invest approximately $2 billion in acquisitions for 2008, including acquisitions made during the first six months of 2008, although this will depend upon the timing, availability and appropriate value of acquisition opportunities including the outstanding proposal, subject to due diligence, to the Board of Directors of Diebold.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2007 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 11 to the Condensed Consolidated Financial Statements, we have adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in our critical accounting estimates during the first six months of 2008.

Substantially all of our financial assets and liabilities are measured at fair value based upon Level 1 inputs, as defined under SFAS 157. We use quoted market prices in active markets to measure and record the fair value of available for sale securities and derivatives that are exchange-traded.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter Ended June 30,		% change	Six Months Ended June 30,		% change
(in millions of dollars)	2008	2007		2008	2007
Sales	$15,535	$13,766	12.9%	$29,112	$25,702	13.3%
Other income, net	132	138	(4.3)%	256	480	(46.7)%

Total revenues	$15,667	$13,904	12.7%	$29,368	$26,182	12.2%

Revenue growth in the second quarter of 2008 includes organic growth of 6%, revenue contributed by acquired companies of 2%, and the favorable impact from foreign currency translation of 5% resulting from the weakness of the U.S. dollar relative to currencies such as the Euro. The growth in organic revenue reflects the strength in the commercial aerospace OEM and commercial HVAC markets, the strong opening new equipment backlog at Otis and the demand for military helicopters as discussed previously in the “Business Overview” section.

The six month revenue increase of 12% consists of organic growth of 7%, the favorable impact of foreign currency translation of 4%, and revenue contributed by acquired companies of 2% partially offset by a decrease in other income of 1%. As with the second quarter growth, the six month revenue growth is due largely to strong new equipment backlog entering the year at Otis, the strength in the commercial aerospace OEM markets and the demand for military helicopters. The decrease in other income in the first six months of 2008, as compared with 2007, is largely related to the absence of gains reflected in the first quarter of 2007, which included approximately $150 million related to the sale of certain marketable securities and an $84 million gain recognized on the sale of land by Otis.

Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2008	2007	2008	2007
Gross margin	$4,176	$3,637	$7,772	$6,577
Percentage of sales	26.9%	26.4%	26.7%	25.6%

Gross margin increases for the second quarter of 2008, as compared to the same period of 2007, resulted from higher volumes, savings from previously initiated restructuring actions, net operational efficiencies and the favorability of foreign exchange translation. Gross margin as a percentage of sales improved 50 basis points as compared with the second quarter of 2007 as the factors noted above more than offset the adverse impact of higher commodity and restructuring costs. After a partial recovery through pricing, the net adverse impact to earnings of higher commodity costs was approximately $50 million in the second quarter and for the six months ended June 30, 2008.

For the first six months of 2008, gross margin as a percentage of sales increased by 110 basis points, as compared to the same period of 2007. This improvement is primarily due to the absence of the first quarter 2007 EU Fine, net of reserves (approximately $216 million). The adverse impact of foreign exchange at Pratt & Whitney Canada was largely offset by savings from previously initiated restructuring actions and net operational efficiencies.

Research and Development

	Quarter Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
(in millions of dollars)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Company-funded	$434	2.8%	$416	3.0%	$845	2.9%	$798	3.1%
Customer-funded	509	3.3%	454	3.3%	1,037	3.6%	885	3.4%

Total	$943	6.1%	$870	6.3%	$1,882	6.5%	$1,683	6.5%

The increase in company-funded research and development in the second quarter and first six months of 2008, compared to the same periods in 2007, was driven largely by continued efforts on Pratt & Whitney’s next generation product family, which includes the Geared TurbofanTM(GTF) engine. Company-funded research and development spending for the full year 2008 is expected to increase by approximately $200 million from 2007 levels, led by Pratt & Whitney’s engineering investments on aerospace programs such as the GTF. Company funded research and development spending is subject to the variable nature of program development schedules. The increase in customer-funded research and development spending in the second quarter of 2008, compared to the same period in 2007, relates largely to increased engineering effort in space programs at Pratt & Whitney and space and military programs at Hamilton Sundstrand. The increase in customer-funded research and development spending for the first six months of 2008, as compared to the same period of 2007, relates largely to increased engineering effort in space programs at Pratt & Whitney and space and military programs at Hamilton Sundstrand and military programs at Sikorsky.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2008	2007	2008	2007
Total expenses	$1,775	$1,494	$3,410	$2,890
Percentage of sales	11.4%	10.9%	11.7%	11.2%

The increase in selling, general and administrative expenses for the quarter and six months ended June 30, 2008, compared to the same periods of 2007, is due primarily to general increases across the businesses in support of volume, higher restructuring charges, and the adverse impact of foreign currency translation. Selling, general and administrative expenses as a percentage of sales in the second quarter of 2008 as compared to the same period in the prior year increased primarily due to higher year over year restructuring charges (approximately 40 basis points) and the impact of recent acquisitions at UTC Fire & Security. For the first six months of 2008, selling, general and administrative expenses increased as a percentage of sales primarily due to the impact of recent acquisitions at UTC Fire & Security and higher year over year restructuring charges (approximately 20 basis points).

Interest Expense

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2008	2007	2008	2007
Interest expense	$176	$163	$341	$313
Average interest rate	5.8%	6.2%	5.9%	6.2%

Interest expense for the quarter and six months ended June 30, 2008, as compared to the same periods in 2007, has increased primarily as a result of the issuances of $1.0 billion of long-term debt in December 2007 bearing interest at 5.375% and $1.0 billion of long-term debt in May 2008 bearing interest at 6.125%. The overall average interest rate declined as these debt issuances were at interest rates lower than the existing debt levels.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Effective tax rate	28.5%	28.1%	28.5%	30.1%

The effective tax rate for the six months ended June 30, 2008 decreased as compared to the same period of 2007 due to the absence of certain discrete events that impacted 2007. The 2007 period was adversely impacted by the previously disclosed EU Fine, and the sale of land and marketable securities. The effective tax rate for the second quarter of 2008 is consistent with the anticipated effective rate for the full year absent any discrete activity.

Net Income

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share amounts)	2008	2007	2008	2007
Net income	$1,275	$1,148	$2,275	$1,967
Diluted earnings per share	$1.32	$1.16	$2.34	$1.98

Foreign currency translation had a positive impact on earnings per share in the second quarter of 2008 of $.04 per share compared to $.03 per share in the same period of 2007, while incremental restructuring charges resulted in an adverse impact of $.06 per share and $.02 per share in the second quarter 2008 and 2007, respectively. As previously disclosed, the diluted earnings per share for the first six months of 2007 included the EU Fine, net of previously established reserves against the fine, and incremental restructuring charges, partially offset by gains on the sale of land and marketable securities, and the favorable impact of a contract termination at Pratt & Whitney, resulting in a $.07 per share adverse impact on diluted earnings per share in the first quarter of 2007 and an additional $.02 per share adverse impact in the second quarter of 2007. In the first six months of 2007, net income was further reduced by an increase in minority interest which included $27 million for the minority partner’s share of the gain from the previously noted sale of land.

Restructuring and Related Costs

During the first six months of 2008, we recorded net pre-tax restructuring and related charges in our business segments totaling $128 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$6
Carrier	57
UTC Fire & Security	33
Pratt & Whitney	31
Hamilton Sundstrand	1

Totals	$128

The net charges included $38 million in cost of sales, $86 million in selling, general and administrative expenses and $4 million in other income and, as described below, relate to actions initiated during 2008 and 2007 and trailing costs related to certain 2006 actions.

2008 Actions. During the first six months of 2008, we initiated restructuring actions relating to ongoing cost reduction efforts, including selling, general and administrative reductions, principally at Carrier and UTC Fire & Security, and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges in the business segments totaling $105 million as follows: Otis $6 million, Carrier $57 million, UTC Fire & Security $30 million and Pratt & Whitney $12 million. The charges included $16 million in cost of sales, $85 million in selling, general and administrative expenses and $4 million in other income. Those costs included $96 million for severance and related employee termination costs, $6 million for asset write-downs and $3 million for facility exit and lease termination costs.

We expect the 2008 actions to result in net workforce reductions of approximately 2,700 hourly and salaried employees, the exiting of approximately 1,000,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2008, we have completed net workforce reductions of approximately 800 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2008 and 2009. Approximately 60% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first six months of 2008, we had cash outflows of approximately $23 million related to the 2008 actions. We expect to incur additional restructuring and related charges of $81 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $140 million annually.

2007 Actions. During the first six months of 2008, we recorded net pre-tax restructuring and related charges of $6 million for actions initiated in 2007. The 2007 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded the charges for the first six months of 2008 in our segments as follows: UTC Fire & Security $3 million, Pratt & Whitney $2 million and Hamilton Sundstrand $1 million. The net charges included $5 million in cost of sales and $1 million in selling, general and administrative expenses.

We expect the 2007 actions to result in net workforce reductions of approximately 1,900 hourly and salaried employees, the exiting of approximately 900,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2008, we have completed net workforce reductions of approximately 1,500 employees and exited 200,000 net square feet of facilities. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2008. Approximately 70% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first six months of 2008, we had cash outflows of approximately $29 million related to the 2007 actions. We expect to incur additional restructuring and related charges of $28 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $110 million annually.

2006 Actions. During the first six months of 2008, we recorded net pre-tax restructuring and related charges of $17 million for actions initiated in 2006. The 2006 actions relate to ongoing cost reduction efforts, selling, general and administrative reductions, workforce reductions and the consolidation of manufacturing facilities. The charges recorded in the first six months of 2008 pertain to facility exit and lease termination costs and were all recorded to cost of sales in Pratt & Whitney’s operating results.

We expect the 2006 actions to result in the exiting of approximately 800,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2008, we have completed all net workforce reductions of approximately 3,700 hourly and salaried employees and exited 400,000 net square feet of facilities. We are targeting the remaining facility related actions for completion during 2008. Approximately 90% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. We expect pre-tax cash outflows on these programs to be approximately $225 million, of which $218 million has been funded to date. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $140 million annually.

Additional 2008 Actions

We expect to initiate additional restructuring actions, including voluntary separation programs, during the remainder of 2008 due to our continuing cost reduction efforts. Including trailing costs from previously announced restructuring actions, the full year 2008 restructuring costs are expected to be about $300 million; however, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2008 and 2007 are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarters ended June 30, 2008 and 2007 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Otis	$3,404	$2,858	$671	$532	19.7%	18.6%
Carrier	4,356	4,055	487	489	11.2%	12.1%
UTC Fire & Security	1,738	1,349	126	101	7.2%	7.5%
Pratt & Whitney	3,292	3,108	546	522	16.6%	16.8%
Hamilton Sundstrand	1,650	1,404	280	246	17.0%	17.5%
Sikorsky	1,307	1,198	111	87	8.5%	7.3%

Total segment	15,747	13,972	2,221	1,977	14.1%	14.1%
Eliminations and other	(80)	(68)	(13)	(20)
General corporate expenses	—	—	(109)	(92)

Consolidated	$15,667	$13,904	$2,099	$1,865	13.4%	13.4%

Second quarter 2008 and 2007 restructuring and related charges included in consolidated operating profit totaled $94 million and $25 million, respectively, as follows:

	Quarter Ended June 30,
(in millions of dollars)	2008	2007
Otis	$4	$7
Carrier	46	1
UTC Fire & Security	27	4
Pratt & Whitney	17	7
Hamilton Sundstrand	—	6

Totals	$94	$25

Results for the six months ended June 30, 2008 and 2007 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Otis	$6,461	$5,586	$1,251	$1,106	19.4%	19.8%
Carrier	7,765	7,185	735	702	9.5%	9.8%
UTC Fire & Security	3,336	2,595	241	187	7.2%	7.2%
Pratt & Whitney	6,499	5,875	1,072	1,012	16.5%	17.2%
Hamilton Sundstrand	3,111	2,717	509	464	16.4%	17.1%
Sikorsky	2,330	2,204	193	160	8.3%	7.3%

Total segment	29,502	26,162	4,001	3,631	13.6%	13.9%
Eliminations and other	(134)	20	(22)	(83)
General corporate expenses	—	—	(206)	(179)

Consolidated	$29,368	$26,182	$3,773	$3,369	12.8%	12.9%

For the first six months of 2008 and 2007, restructuring and related charges/(credits) included in consolidated operating profit totaled $128 million and $60 million, respectively, as follows:

	Six Months Ended June 30,
(in millions of dollars)	2008	2007
Otis	$6	$5
Carrier	57	13
UTC Fire & Security	33	6
Pratt & Whitney	31	27
Hamilton Sundstrand	1	12
Sikorsky	—	(3)

Totals	$128	$60

Otis - Revenues increased $546 million (19%) in the second quarter of 2008 compared with the same period of 2007 reflecting organic growth (10%) and the favorable impact of foreign currency translation (9%). For the first six months of 2008, revenues increased $875 million (16%) compared with the same period of 2007 reflecting organic growth (9%) and the favorable impact of foreign currency translation (9%), partially offset by the absence of the $84 million gain on the sale of land (2%) recorded in the first quarter of 2007. Revenue growth in both the second quarter and the first six months of 2008 reflects the strong new equipment backlog entering the year as well as higher modernization and repair sales in Europe, which benefited from changes to elevator safety laws in France and Spain.

Operating profits increased $139 million (26%) in the second quarter of 2008 compared with the same period of 2007. The increase reflects higher volumes, product cost reductions, and other cost containment initiatives, partially offset by higher commodity and labor costs (net combined 14%), and the favorable impact of foreign currency translation (12%). In the first six months of 2008, operating profits increased $145 million (13%) compared with the same period of 2007. The increase reflects higher volumes, product cost reductions, and other cost containment initiatives, partially offset by higher commodity and labor costs (net combined 11%), and the favorable impact of foreign currency translation (10%). These improvements were further offset by the absence of the $84 million gain on the sale of land (8%) recorded in the first quarter of 2007.

Carrier - Revenues increased $301 million (7%) in the second quarter of 2008 compared with the same period of 2007. Revenue growth reflects the favorable impact of foreign currency translation (5%) and the net impact of recent acquisitions (1%). Revenue growth at Building Systems and Services (1%) was offset by declines in Refrigeration (1%) while the other businesses combined were essentially flat, reflecting continued weakness in the U.S. housing and a general slowdown in retail-related markets. For the first six months of 2008, revenues increased $580 million (8%) compared with the same period in 2007. Revenue growth reflects the favorable impact of foreign currency translation (5%) and net impact of recent acquisitions (1%). Revenue growth at Building Systems and Services (1%) and Residential and Light Commercial Systems International (1%) was partially offset by a decline in the Residential and Light Commercial Systems North America business (1%) due to the continued weakness in the U.S. housing market while the Refrigeration business was essentially flat year over year.

Operating profits decreased $2 million in the second quarter of 2008 compared with the same period of 2007. Benefits from product cost reductions and prior restructuring actions in the Commercial HVAC and North American Residential businesses were partially offset by an adverse customer mix in the Refrigeration and International Residential businesses contributing a net 9% to the second quarter of 2008 operating profit. This benefit as well as the favorable impact of foreign currency translation (6%) was completely offset by higher restructuring costs (9%) and higher commodity costs, net of pricing (6%). For the first six months of 2008, operating profits increased $33 million (5%) compared with the same period of 2007. Higher restructuring (6%) and commodity costs, net of pricing (4%), was partially offset by the favorable impact of foreign currency translation (7%) and the net benefit from recent acquisitions (1%). Growth in Building Systems and Services, product cost reductions and benefits from prior restructuring actions were partially offset by lower earnings in the Refrigeration business to contribute a net 7%.

UTC Fire & Security - Revenues increased $389 million (29%) in the second quarter of 2008 compared with the same period of 2007, principally due to the impact of recent acquisitions (18%) and the favorable impact from foreign currency translation (7%). Organic revenue growth was 4% in the second quarter, of which 3% was contributed by the Fire Safety businesses, primarily in Europe and the Americas, despite the continuing weakness in the U.S. residential market. Weakness in the manned guarding business had a 1% adverse impact to total organic growth, which was more than offset by organic growth in the other businesses combined. For the first six months of 2008, revenues increased $741 million (29%) compared with the same period of 2007, principally due to acquisitions (19%) and favorable impact from foreign currency translation (8%). Organic revenue growth of 2% in the first six months of the year was primarily contributed by the Fire Safety businesses, primarily in Europe. Weakness in the manned guarding business had a 1% adverse impact to total organic growth which was offset by organic growth in the other business combined.

Operating profits increased $25 million (25%) in the second quarter of 2008 compared with the same period of 2007. This increase reflected operating profits from increased volume and cost reductions from previous restructuring actions (combined 25%), the net impact of recent acquisitions (15%), and the favorable impact from foreign currency translation (8%), were partially offset by higher restructuring costs (23%). For the first six months of 2008, operating profits increased $54 million (29%) compared with the same period of 2007. Operating profits from increased volume and the benefits from net cost reductions attributable to previous restructuring actions (combined 20%), net impact of recent acquisitions (16%), and the favorable impact from foreign currency translation (7%) were partially offset by higher restructuring costs (14%) to generate the increase in operating profit.

Pratt & Whitney - Revenues increased $184 million (6%) in the second quarter of 2008 compared with the same period of 2007. This increase is primarily attributable to volume growth at Pratt & Whitney Canada (5%). For the first six months of 2008, revenues increased $624 million (11%) compared with the same period in 2007. The six month revenue growth is primarily attributable to volume growth at Pratt & Whitney Canada (6%), higher volumes and a favorable mix of military engine deliveries (2%) and volume-related increases at Pratt & Whitney Power Systems (2%).

Operating profits increased $24 million (5%) in the second quarter of 2008 compared with the same period of 2007. This increase is primarily attributable to profit contributions from higher volumes at Pratt & Whitney Canada (7%) and favorable aftermarket performance and improved engine mix in military markets (8%), partially offset by the impact of adverse mix in the large commercial engine aftermarket business (3%). Pratt & Whitney’s operating profits year over year were also adversely impacted by the continued weakness of the U.S. dollar (6%) as the majority of Pratt & Whitney Canada’s revenue is denominated in U.S. dollars while a significant portion of its costs are incurred in Canadian dollars. For the first six months of 2008, operating profits increased $60 million (6%) compared with the same period in 2007. The increase is primarily attributable to the profit contributions from higher volumes at Pratt & Whitney Canada (9%) and favorable aftermarket performance and improved engine mix in military markets (9%), partially offset by the absence of the favorable impact of a 2007 contract termination (6%). Pratt & Whitney’s operating profits year over year were also adversely impacted by the continued weakness of the U.S. dollar (5%).

Hamilton Sundstrand - Revenues increased $246 million (18%) in the second quarter of 2008 compared with the same period of 2007, principally due to organic volume growth across the aerospace (11%) and industrial (3%) businesses, and the favorable impact of foreign currency translation (4%). Within aerospace, both OEM (7%) and aftermarket (4%) contributed to the increase. For the first six months of 2008, revenues increased $394 million (15%) compared with the same period of 2007, principally due to organic volume growth in both the aerospace (9%) and industrial (2%) businesses and the favorable impact of foreign currency translation (3%) and the impact of acquisitions (1%). Within aerospace, both OEM (6%) and aftermarket (3%) contributed to the increase.

Hamilton Sundstrand’s operating profits increased $34 million (14%) in the second quarter of 2008 compared with the same period of 2007, principally due to volume growth in the aerospace (8%) and industrial (2%) businesses. The favorable impact of foreign currency translation (3%) and lower year over year restructuring costs (2%) partially offset by higher commodity costs (1%) also contributed to the year over year increase. Operating profit margin as a percentage of revenue, compared to the same period in 2007, was adversely impacted by mix within aerospace OEM, development, and aftermarket. For the first six months of 2008, operating profit increased $45 million (10%) compared with the same period in 2007, principally due to volume growth in the aerospace (4%) and industrial (2%) businesses. The favorable impact of foreign currency translation (2%), lower year over year restructuring costs (2%) and the net impact of acquisitions (1%) partially offset by higher commodity costs (1%) also contributed to the year over year increase. Operating profit margin as a percentage of revenue, compared to the same period in 2007, was adversely impacted by aerospace OEM mix.

Sikorsky - Revenues increased $109 million (9%) in the second quarter of 2008 compared with the same period of 2007. The increase is primarily the result of additional large aircraft shipments versus the prior year (7%), and an increase in aftermarket volume (3%). For the first six months of 2008, revenues increased $126 million (6%) compared with the same period of 2007 primarily as a result of increased volume in aftermarket operations (3%). Favorable aircraft mix and increased customer-funded development and program support (combined 2%) contributed the majority of the remaining year over year increase.

Operating profits increased $24 million (28%) in the second quarter of 2008 compared to the same period of 2007 on 9% higher revenue growth. This improvement was primarily attributable to increased military aircraft deliveries and favorable aircraft mix for military and commercial programs (combined 27%) as well as volume increases in both aftermarket operations (7%) and customer funded development and program support (7%). These improvements were partially offset by incremental investments in selling, general, and administrative expenses (9%) and research and development (4%). For the first six months of 2008, operating profits increased $33 million (21%) compared to the same period of 2007 on 6% higher revenue growth. This improvement was primarily attributable to favorable aircraft mix for both military and commercial programs (combined 30%) as well as volume increases in both aftermarket operations (3%) and customer funded development and program support (5%). These improvements were partially offset by incremental investments in selling, general, and administrative expenses (10%), research and development (4%) and the year over year adverse impact of restructuring (2%).

Eliminations and other - The decrease in revenue for the six months ended June 30, 2008, as compared with the same period of 2007, is primarily attributable to the absence of gains of approximately $150 million from the sale of marketable securities reported in 2007. The increase in operating profits for the six months ended June 30, 2008, as compared with the same period in 2007, is primarily attributable to the absence of the previously disclosed EU Fine of $216 million (net of previously established reserves) partially offset by gains from the sale of marketable securities, as noted above.

LIQUIDITY AND FINANCIAL CONDITION

(in millions of dollars)	June 30, 2008	December 31, 2007	June 30, 2007
Cash and cash equivalents	$3,442	$2,904	$3,292
Total debt	10,730	9,148	8,593
Net debt (total debt less cash and cash equivalents)	7,288	6,244	5,301
Shareowners’ equity	21,912	21,355	19,195
Total capitalization (debt plus equity)	32,642	30,503	27,788
Net capitalization (debt plus equity less cash and cash equivalents)	29,200	27,599	24,496
Debt to total capitalization	33%	30%	31%
Net debt to net capitalization	25%	23%	22%

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

Recent distress in the markets has had an adverse impact on market activities including, among other things, volatility in security prices, diminished liquidity, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations or liquidity during the first six months of 2008. As discussed further below, our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates. While market volatility cannot be predicted, we do not currently expect a significant impact to our liquidity, financial position or results of operations in 2008. Approximately 86% of our domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset backed receivables and structured products. Less than 1% of these investments are senior tranches of several structured investment vehicles that have been absorbed onto the balance sheets of the sponsoring banks. The balance of our domestic pension plans, 14%, is invested in less-liquid but market-valued investments, including real estate and private equity.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have transferred and will continue to transfer cash from those subsidiaries to UTC and to other international subsidiaries when it is cost effective to do so.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt to capitalization levels as well as our current credit standing. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s and Moody’s Investors Service. In 2008, Standard and Poor’s affirmed our long-term and short-term debt ratings as A and A-1, respectively. Similarly, Moody’s Investors Service also affirmed its corporate rating on our long-term and short-term debt as A2 and P-1, respectively.

Our debt to capitalization levels increased during the first six months of 2008 as we issued $1.0 billion of long-term debt in May 2008, the proceeds of which were used for general corporate purposes including repurchases of our stock. We believe our future operating cash flows will be sufficient to meet our future operating cash needs including further acquisition spending, continued common stock repurchases and pension funding as needed. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required.

Cash Flow from Operating Activities

	Six Months Ended June 30,
(in millions of dollars)	2008	2007
Net cash flows provided by operating activities	$2,306	$1,902

The increase in cash flows provided by operating activities for the first six months of 2008 as compared with the same period in 2007 is largely driven by the absence of the previously disclosed funding of the EU Fine (approximately $300 million) and the payment of Canadian taxes (approximately $200 million) in the first quarter of 2007. This was partially offset by higher working capital cash requirements in 2008. At Carrier, receivables and inventory increased due to the normal seasonality of the business, while Sikorsky inventory increased in advance of shipments expected in the second half of the year, net of advance payments received.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. Although we did not make any contributions to our pension plans during the first six months of 2008, we expect to make contributions of up to $250 million to our global pension plans during the year.

Cash Flow from Investing Activities

	Six Months Ended June 30,
(in millions of dollars)	2008	2007
Net cash flows used in investing activities	$(1,231)	$(537)

The increase in the net use of cash flows in investing activities, as compared to the prior year, is largely a result of the absence of the first quarter 2007 sale of marketable securities of $234 million. Capital expenditures increased $83 million as compared to 2007 as a result of capacity increases at Carrier, Pratt & Whitney and Sikorsky. Customer financing activities was a net use of cash of $92 million for the first six months of 2008, compared to a net use of cash of $23 million for the same period in 2007. While we expect that 2008 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,831 million and $1,370 million related to commercial aircraft at June 30, 2008 and December 31, 2007, respectively, of which as much as $835 million may be required to be disbursed during 2008. Acquisition activity in the first six months of 2008 was $546 million and primarily consisted of a number of small purchases in the commercial businesses. We expect total investments in businesses in 2008 to approximate $2 billion, including acquisitions announced during the first six months of 2008; however, actual acquisition spending may vary depending upon the timing and availability of acquisition opportunities including the outstanding proposal, subject to due diligence, to the Board of Directors of Diebold.

Cash Flow from Financing Activities

	Six Months Ended June 30,
(in millions of dollars)	2008	2007
Net cash flows used in financing activities	$(612)	$(691)

Commercial paper borrowings provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes as well as the potential funding of certain acquisitions. We had $350 million of commercial paper outstanding at June 30, 2008, all of which was scheduled to mature in less than one week. At June 30, 2008, we had credit commitments from banks totaling $2.5 billion. We have a credit commitment of $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. As of June 30, 2008, there were no borrowings under this line of credit, which expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. As of June 30, 2008, approximately $747 million had been borrowed under this line of credit to fund corporate expenses and acquisitions. This credit agreement expires in November 2011. In May 2008, we issued $1.0 billion of long-term debt which was used for general corporate purposes including repurchases of our stock.

We repurchased $1,567 million of common stock of which $1,520 million was paid for in the first six months of 2008, under a 60 million share repurchase program. On June 11, 2008, the Board of Directors authorized a new 60 million common share repurchase program that replaced the previous program, approved in December 2006, which was nearing completion. Share repurchase in the first six months of 2008 represents approximately 22 million shares, which includes 18 million shares repurchased under the previous program and 4 million shares repurchased under the new program. At June 30, 2008, approximately 56 million shares remain available for repurchase under the new share repurchase program. We expect total share repurchases in 2008 will likely exceed $2 billion and expect the total number of outstanding shares to decrease during the year. However, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs. We paid dividends of $0.32 per share in the first quarter of 2008 totaling $293 million and $0.32 per share in the second quarter of 2008 totaling $290 million. On June 11, 2008, the Board of Directors declared a dividend of $0.32 per share payable September 10, 2008.

In July 2007, we filed a universal shelf registration statement with the SEC for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2007 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At June 30, 2008, there have been no material changes to these off-balance sheet arrangements outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2008. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2007 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer, the Vice President, Accounting and Finance, the Vice President, Finance, and the Vice President, Controller, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our President and Chief Executive Officer, our Vice President, Accounting and Finance, our Vice President, Finance, and our Vice President, Controller have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our President and Chief Executive Officer, our Vice President, Accounting and Finance, our Vice President, Finance, and our Vice President, Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	future earnings and other measures of financial performance;

•	future cash flow and uses of cash;

•	the effect of economic downturns or growth in particular regions;

•	the effect of changes in the level of activity in particular industries or markets;

•	the impact on the revenues and operating results of our aerospace businesses as a result of the current challenging economic environment in the aerospace industry;

•	the availability and cost of materials, components, services and supplies;

•	the scope, nature or impact of acquisition activity and integration into our businesses;

•	the development, production and support of advanced technologies and new products and services;

•	new business opportunities;

•	restructuring costs and savings;

•	the effective negotiation of collective bargaining agreements;

•	the outcome of contingencies;

•	future repurchases of common stock;

•	future levels of indebtedness and capital spending; and

•	pension plan assumptions and future contributions.

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

Part II – Other Information

Item 1.	Legal Proceedings.

As previously disclosed, class action consumer complaints have been filed against Carrier in Washington, Minnesota, Michigan, Wisconsin, Ontario and British Columbia. The complaints allege Carrier engaged in deceptive and unfair trade practices by knowingly selling high-efficiency condensing furnaces containing secondary heat exchangers that corrode and fail prematurely, causing residential customers to incur labor costs for repair or replacement that are not covered by Carrier’s warranty. While Carrier denies liability and disputes the claims, Carrier and counsel for the class action plaintiffs have reached a comprehensive agreement to settle these actions. Under the settlement, Carrier agrees to (1) extend the labor warranty on the heat exchangers for current owners of affected furnaces, or provide an optional credit toward the purchase of new equipment, (2) reimburse owners who have already paid for repairs to their heat exchanger, and (3) pay the fees and costs incurred by the plaintiffs. We received final approvals of the settlement from the U.S. court in April 2008 and from the Canadian courts in June 2008 and July 2008. As of June 30, 2008, we have reserves of approximately $15 million for the remaining estimated future costs of this settlement.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2007 Form 10-K.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in the “Business” section under the headings “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in our 2007 Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2007 Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Our Financial Performance Is Dependent on the Conditions of the Aerospace and Construction Industries

The results of our commercial and military aerospace businesses, which generated 37 percent of our consolidated revenues in 2007, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. The challenging operating environment currently faced by commercial airlines is expected to continue. As a result, capital spending by commercial airlines and aircraft manufacturers may be influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, airline insolvencies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2008, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm, fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements to new engines that increase reliability. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations. The results of our commercial and industrial businesses, which generated 63 percent of our revenues in 2007, are influenced by a number of external factors, including fluctuations in residential and commercial construction activity, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, the tightening of the U.S. credit markets and other global and political factors. In addition to these factors, Carrier’s financial performance can also be influenced by production and utilization of transport equipment and, in its residential business, weather conditions.

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

We Are Subject to Litigation and Legal Compliance Risks That Could Adversely Affect Our Operating Results

We are subject to a variety of litigation and legal compliance risks. These risks include, among other things, litigation concerning product liability matters, personal injuries, intellectual property rights, government contracts, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and sales and trading practices. We or one of our business units could be charged with wrongdoing as a result of such litigation. If convicted or found liable, we could be subject to fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that we cannot predict with certainty. For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or on our cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in our 2007 Form 10-K. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50% likelihood that such tax benefit will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in an adverse effect on our results of operations in the period in which such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2008	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
April 1 – April 30	2,017	$71.56	2,009	16,458
May 1 – May 31	2,752	72.53	2,752	13,706
June 1 – June 30	5,991	67.38	5,990	56,489	*

Total	10,760	$69.48	10,751

*	11,227 shares that could still have been purchased under the limits of the old program became unavailable as of June 11, 2008 with the authorization of the new program. The 56,489 shares currently available are all under the new program.

On June 11, 2008, we announced that our Board of Directors authorized the repurchase of up to 60 million shares of our common stock. This new authorization replaces a previous program, approved in December 2006, which was nearing completion. Under this program, shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 9,000 shares were reacquired in transactions outside the program during the quarter.

Item 4.	Submission of Matters to a Vote of Security Holders.

The information related to our Annual Meeting of Shareowners on April 9, 2008 required by Item 4 is incorporated herein by reference to Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 6.	Exhibits

3(ii)	Bylaws of United Technologies Corporation, as amended and restated effective April 9, 2008, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 11, 2008.

10.1	United Technologies Corporation 2005 Long-Term Incentive Plan, as amended and restated effective April 9, 2008, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 11, 2008.

10.4	United Technologies Corporation Senior Executive Severance Plan, as amended, effective June 11, 2008.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

100.INS	XBRL Instance Document.* (File name: utx-20080630.xml)

100.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20080630.xsd)

100.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20080630_pre.xml)

100.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20080630_lab.xml)

100.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20080630_cal.xml)

*	Submitted electronically herewith.

Attached as Exhibit 100 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended June 30, 2008 and 2007, (ii) Condensed Consolidated Statement of Operations for the six months ended June 30, 2008 and 2007, (iii) Condensed Consolidated Balance Sheet at June 30, 2008 and December 31, 2007, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008 and 2007. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of United Technologies Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: July 22, 2008	by:	/s/ James E. Geisler
James E. Geisler
Vice President, Finance

Dated: July 22, 2008	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Vice President, Accounting and Finance

Dated: July 22, 2008	by:	/s/ Charles D. Gill
Charles D. Gill
Senior Vice President and General Counsel

Dated: July 22, 2008	by:	/s/ Margaret M. Smyth
Margaret M. Smyth
Vice President, Controller

EXHIBIT INDEX

3(ii)	Bylaws of United Technologies Corporation, as amended and restated effective April 9, 2008, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 11, 2008.

10.1	United Technologies Corporation 2005 Long-Term Incentive Plan, as amended and restated effective April 9, 2008, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed April 11, 2008.

10.4	United Technologies Corporation Senior Executive Severance Plan, as amended, effective June 11, 2008.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

100.INS	XBRL Instance Document.* (File name: utx-20080630.xml)

100.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20080630.xsd)

100.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20080630_pre.xml)

100.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20080630_lab.xml)

100.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20080630_cal.xml)

*	Submitted electronically herewith.

Attached as Exhibit 100 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended June 30, 2008 and 2007, (ii) Condensed Consolidated Statement of Operations for the six months ended June 30, 2008 and 2007, (iii) Condensed Consolidated Balance Sheet at June 30, 2008 and December 31, 2007, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008 and 2007. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of United Technologies Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.