Form 10-Q
period 2008-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2008-10-21
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At September 30, 2008, there were 950,616,049 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2008

United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered trademarks or tradenames of United Technologies Corporation and its subsidiaries. As used herein, the terms “we,” “us,” “our” and “UTC,” unless the context otherwise requires, means United Technologies Corporation and its subsidiaries.

Part I – Financial Information

Item 1.	Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,
(in millions of dollars, except per share amounts)	2008	2007
Revenues:
Product sales	$10,735	$9,960
Service sales	3,967	3,758
Other income, net	112	145

	14,814	13,863

Costs and expenses:
Cost of products sold	7,979	7,533
Cost of services sold	2,685	2,535
Research and development	436	399
Selling, general and administrative	1,665	1,508

Operating profit	2,049	1,888
Interest	177	179

Income before income taxes and minority interests	1,872	1,709
Income taxes	502	434
Minority interests in subsidiaries’ earnings	101	78

Net income	$1,269	$1,197

Earnings per share of Common Stock:
Basic	$1.36	$1.24
Diluted	$1.33	$1.21
Dividends per share of Common Stock	$.32	$.32
Average number of shares outstanding:
Basic	933	963
Diluted	951	989

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars, except per share amounts)	2008	2007
Revenues:
Product sales	$31,810	$28,691
Service sales	12,004	10,729
Other income, net	368	625

	44,182	40,045

Costs and expenses:
Cost of products sold	23,882	21,851
Cost of services sold	8,122	7,342
Research and development	1,281	1,197
Selling, general and administrative	5,075	4,398

Operating profit	5,822	5,257
Interest	518	492

Income before income taxes and minority interests	5,304	4,765
Income taxes	1,480	1,355
Minority interests in subsidiaries’ earnings	280	246

Net income	$3,544	$3,164

Earnings per share of Common Stock:
Basic	$3.76	$3.28
Diluted	$3.68	$3.19
Dividends per share of Common Stock	$.96	$.85
Average number of shares outstanding:
Basic	943	966
Diluted	964	991

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions of dollars)	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$3,615	$2,904
Accounts receivable, net	9,346	8,844
Inventories and contracts in progress, net	9,011	8,101
Future income tax benefits	1,311	1,267
Other current assets	898	955

Total Current Assets	24,181	22,071

Customer financing assets	1,009	963
Future income tax benefits	1,276	1,126
Fixed assets	15,417	14,877
Less: Accumulated depreciation	(8,976)	(8,581)

Net Fixed Assets	6,441	6,296

Goodwill	16,074	16,120
Intangible assets	3,484	3,757
Other assets	4,345	4,242

Total Assets	$56,810	$54,575

Liabilities and Shareowners’ Equity
Short-term borrowings	$1,308	$1,085
Accounts payable	5,104	5,059
Accrued liabilities	12,494	11,277
Long-term debt currently due	951	48

Total Current Liabilities	19,857	17,469

Long-term debt	8,113	8,015
Future pension and postretirement benefit obligations	2,392	2,562
Other long-term liabilities	4,403	4,262

Total Liabilities	34,765	32,308

Minority interests in subsidiary companies	962	912
Shareowners’ Equity:
Common Stock	10,973	10,572
Treasury Stock	(13,824)	(11,338)
Retained earnings	24,380	21,751
Unearned ESOP shares	(204)	(214)
Accumulated other non-shareowners’ changes in equity	(242)	584

Total Shareowners’ Equity	21,083	21,355

Total Liabilities and Shareowners’ Equity	$56,810	$54,575

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2008	2007
Operating Activities:
Net income	$3,544	$3,164
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	971	863
Deferred income tax benefit	(143)	(148)
Minority interests in subsidiaries’ earnings	280	246
Stock compensation cost	161	141
Change in:
Accounts receivable	(706)	(787)
Inventories and contracts in progress	(1,072)	(1,616)
Other current assets	(53)	(19)
Accounts payable and accrued liabilities	1,141	1,849
Other, net	18	(408)

Net cash flows provided by operating activities	4,141	3,285

Investing Activities:
Capital expenditures	(810)	(697)
Investments in businesses	(708)	(1,634)
Dispositions of businesses	270	190
Increase in customer financing assets, net	(98)	(23)
Other, net	156	8

Net cash flows used in investing activities	(1,190)	(2,156)

Financing Activities:
Issuance (repayment) of long-term debt, net	991	(265)
Increase in short-term borrowings, net	261	1,330
Common Stock issued under employee stock plans	131	372
Dividends paid on Common Stock	(869)	(786)
Repurchase of Common Stock	(2,470)	(1,500)
Other, net	(280)	(153)

Net cash flows used in financing activities	(2,236)	(1,002)

Effect of foreign exchange rate changes on Cash and cash equivalents	(4)	137

Net increase in Cash and cash equivalents	711	264
Cash and cash equivalents, beginning of year	2,904	2,546

Cash and cash equivalents, end of period	$3,615	$2,810

During the first nine months of 2007, non-cash activities include contributions of UTC common stock of $150 million to domestic defined benefit pension plans. There were no contributions of UTC common stock to domestic defined benefit plans in the first nine months of 2008.

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at September 30, 2008 and for the quarters and nine months ended September 30, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2007 Annual Report to Shareowners incorporated by reference to our Annual Report on Form 10-K for 2007 (2007 Form 10-K).

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. During the first nine months of 2008, our investment in businesses was $721 million, including debt assumed of $13 million, and consisted of a number of small acquisitions in both the aerospace and commercial businesses. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the purchase method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities, relocation or reduction of employees and other restructuring activities.

Business Dispositions. During the first nine months of 2008, we divested a number of businesses in both the aerospace and commercial businesses, with proceeds totaling $270 million. These dispositions generated no significant gain or loss in the current quarter. Also, during the third quarter, we recognized an approximately $37 million non-cash gain on the sale of a partial investment at Pratt & Whitney.

Goodwill. Changes in our goodwill balances for the first nine months of 2008 were as follows:

(in millions of dollars)	Balance as of January 1, 2008	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of September 30, 2008
Otis	$1,341	$32	$(102)	$1,271
Carrier	2,916	264	(29)	3,151
UTC Fire & Security	5,922	218	(385)	5,755
Pratt & Whitney	1,027	11	—	1,038
Hamilton Sundstrand	4,579	—	(89)	4,490
Sikorsky	235	19	12	266

Total Segments	16,020	544	(593)	15,971
Eliminations & Other	100	1	2	103

Total	$16,120	$545	$(591)	$16,074

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2008		December 31, 2007
(in millions of dollars)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable:
Service portfolios	$1,605	$(703)	$1,559	$(633)
Patents and trademarks	344	(103)	378	(97)
Other, principally customer relationships	2,420	(807)	2,445	(654)

	4,369	(1,613)	4,382	(1,384)
Unamortizable:
Trademarks and other	728	—	759	—

Totals	$5,097	$(1,613)	$5,141	$(1,384)

Amortization of intangible assets for the quarter and nine months ended September 30, 2008 was $85 million and $272 million, respectively, compared with $87 million and $238 million for the same periods of 2007. Amortization of these intangible assets for 2008 through 2012 is expected to approximate $285 million per year.

Note 2: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share amounts)	2008	2007	2008	2007
Net income	$1,269	$1,197	$3,544	$3,164

Average shares:
Basic	933	963	943	966
Stock awards	18	26	21	25

Diluted	951	989	964	991

Earnings per share of Common Stock:
Basic	$1.36	$1.24	$3.76	$3.28
Diluted	$1.33	$1.21	$3.68	$3.19

Note 3: Inventories and Contracts in Progress

Inventories consist of the following:

(in millions of dollars)	September 30, 2008	December 31, 2007
Raw materials	$1,363	$1,281
Work-in-process	3,405	2,783
Finished goods	3,996	3,694
Contracts in progress	5,428	4,753

	14,192	12,511
Less:
Progress payments, secured by lien, on U.S. Government contracts	(485)	(279)
Billings on contracts in progress	(4,696)	(4,131)

	$9,011	$8,101

As of September 30, 2008 and December 31, 2007, inventory included capitalized research and development costs of $832 million and $740 million, respectively, relating to certain aerospace programs, principally at Sikorsky. These capitalized costs will be liquidated as production units are delivered to customers. Sikorsky’s capitalized contract research and development costs within inventory relate principally to development costs incurred on the H-92 contract with the Canadian government.

Note 4: Borrowings and Lines of Credit

Commercial paper borrowings provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes as well as the potential funding of certain acquisitions. We had $75 million of commercial paper outstanding at September 30, 2008, all of which was scheduled to mature within one month. At September 30, 2008, we had credit commitments from banks totaling $2.5 billion. We have a credit commitment of $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. As of September 30, 2008, there were no borrowings under this line of credit, which expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. As of September 30, 2008, approximately $754 million had been borrowed under this line of credit to fund corporate expenses and acquisitions. This credit agreement expires in November 2011.

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

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption, we recognized a charge of approximately $19 million to the January 1, 2007 retained earnings balance. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. It is reasonably possible that there will be a change in the balance of our unrecognized tax benefits within the next 12 months as a result of projected resolutions of tax disputes, expiring tax statutes and transactional activity worldwide. The estimated range of the change for currently quantifiable items is a reduction in unrecognized tax benefits of between $125 million and $225 million.

Internal Revenue Service (IRS) examination fieldwork for tax years 2000 through 2003 was completed in 2007. In the third quarter of 2007, we recorded a $50 million reduction in tax expense relating to a re-evaluation of our liabilities and contingencies based on global examination activity in the quarter, including the completion of our review of the 2000 to 2003 IRS audit report and our protest filing and the development of claims for research and development credits, net of charges associated with tax law changes enacted in the quarter. In addition, in the third quarter of 2007, we recognized approximately $28 million of associated pre-tax interest income. We expect to finalize settlement of disputed adjustments resulting from the 2000 to 2003 examination with the Appeals Division of the IRS in the fourth quarter of 2008. The IRS review of tax years 2004 and 2005 is ongoing.

Note 6: Employee Benefit Plans

We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Cash contributions to these plans during the quarters and nine months ended September 30, 2008 and 2007 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2008	2007	2008	2007
Defined Benefit Plans	$13	$26	$58	$54

Defined Contribution Plans	$50	$47	$168	$153

In the first nine months of 2007, we contributed $150 million of UTC common stock to our domestic defined benefit pension plans, all of which was contributed in the first quarter of 2007. There were no contributions of UTC common stock to our domestic defined benefit pension plans in the first nine months of 2008.

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

The following table illustrates the components of net periodic benefit cost for our pension and other postretirement benefits:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
(in millions of dollars)	2008	2007	2008	2007
Service cost	$112	$110	$1	$2
Interest cost	317	297	13	14
Expected return on plan assets	(418)	(387)	(1)	(1)
Amortization	13	11	(1)	(2)
Recognized actuarial net loss	30	63	—	—

	54	94	12	13
Net settlement and curtailment gain	—	(1)	—	—

Total net periodic benefit cost	$54	$93	$12	$13

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
(in millions of dollars)	2008	2007	2008	2007
Service cost	$339	$328	$3	$4
Interest cost	957	884	40	42
Expected return on plan assets	(1,259)	(1,155)	(2)	(2)
Amortization	38	29	(5)	(6)
Recognized actuarial net loss	91	189	—	—

	166	275	36	38
Net settlement and curtailment gain	(2)	(1)	—	—

Total net periodic benefit cost	$164	$274	$36	$38

Note 7: Restructuring and Related Costs

During the first nine months of 2008, we recorded net pre-tax restructuring and related charges in our business segments totaling $221 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$11
Carrier	91
UTC Fire & Security	33
Pratt & Whitney	83
Hamilton Sundstrand	3

Totals	$221

The net charges included $97 million in cost of sales, $120 million in selling, general and administrative expenses and $4 million in other income and, as described below, relate to actions initiated during 2008 and 2007 and trailing costs related to certain 2006 actions.

2008 Actions. During the first nine months of 2008, we initiated restructuring actions relating to ongoing cost reduction efforts, including selling, general and administrative reductions, principally at Carrier, Pratt & Whitney, and UTC Fire & Security, and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges totaling $198 million, including $73 million in cost of sales, $121 million in selling, general and administrative expenses and $4 million in other income.

As of September 30, 2008, net workforce reductions of approximately 2,400 employees of an expected 3,700 employees have been completed. The majority of the remaining workforce reductions and all facility-related cost reduction actions, expected to total 1,100,000 net square feet of facilities, are targeted for completion during 2008 and 2009.

The following table summarizes the accrual balances and utilization by cost type for the 2008 restructuring actions:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at June 30, 2008	$73	$—	$3	$76
Net pre-tax restructuring charges	87	1	5	93
Utilization	(42)	(1)	(6)	(49)

Balance at September 30, 2008	$118	$—	$2	$120

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$202	$13	$45	$260
Costs incurred – quarter ended March 31, 2008	(19)	(2)	—	(21)
Costs incurred – quarter ended June 30, 2008	(77)	(4)	(3)	(84)
Costs incurred – quarter ended September 30, 2008	(87)	(1)	(5)	(93)

Remaining costs at September 30, 2008	$19	$6	$37	$62

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred Quarter Ended March 31, 2008	Costs Incurred Quarter Ended June 30, 2008	Costs Incurred Quarter Ended September 30, 2008	Remaining Costs at September 30, 2008
Otis	$31	$(2)	$(4)	$(5)	$20
Carrier	116	(11)	(46)	(36)	23
UTC Fire & Security	38	(4)	(26)	—	8
Pratt & Whitney	74	(4)	(8)	(51)	11
Hamilton Sundstrand	1	—	—	(1)	—

Total	$260	$(21)	$(84)	$(93)	$62

2007 Actions. During the first nine months of 2008, we recorded net pre-tax restructuring and related charges to cost of sales in the business segments totaling $6 million for restructuring actions initiated in 2007. The 2007 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities.

As of September 30, 2008, net workforce reductions of approximately 1,600 employees of an expected 1,900 employees have been completed, and 200,000 net square feet of facilities of an expected 900,000 net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2009.

The following table summarizes the accrual balances and utilization by cost type for the 2007 restructuring actions:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at June 30, 2008	$9	$—	$5	$14
Net pre-tax restructuring (reversals) charges	(1)	—	1	—
Utilization	(3)	—	(1)	(4)

Balance at September 30, 2008	$5	$—	$5	$10

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$71	$21	$51	$143
Costs incurred through December 31, 2007	(67)	(21)	(21)	(109)
Costs incurred – quarter ended March 31, 2008	(1)	—	(4)	(5)
Costs incurred – quarter ended June 30, 2008	—	—	(1)	(1)
Costs incurred – quarter ended September 30, 2008	1	—	(1)	—

Remaining costs at September 30, 2008	$4	$—	$24	$28

The following table summarizes expected, incurred and remaining costs for the 2007 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred through December 31, 2007	Costs Incurred Quarter Ended March 31, 2008	Costs Incurred Quarter Ended June 30, 2008	Costs Incurred Quarter Ended September 30, 2008	Remaining Costs at September 30, 2008
Otis	$20	$(20)	$—	$—	$—	$—
Carrier	37	(33)	—	—	1	5
UTC Fire & Security	31	(27)	(2)	(1)	—	1
Pratt & Whitney	43	(25)	(2)	—	—	16
Hamilton Sundstrand	12	(4)	(1)	—	(1)	6

Total	$143	$(109)	$(5)	$(1)	$—	$28

2006 Actions. During the first nine months of 2008, we recorded net pre-tax restructuring and related charges in the business segments totaling $17 million for restructuring actions initiated in 2006, including $18 million of charges in cost of sales and $1 million of reversals in selling, general and administrative expenses. These actions relate to ongoing cost reduction efforts, including selling, general and administrative reductions, workforce reductions and the consolidation of manufacturing facilities. As of September 30, 2008, we have approximately $7 million of accrual balances recorded for remaining costs on these actions. All net workforce reductions of an expected 3,700 employees have been completed, and 500,000 net square feet of facilities of an expected 800,000 net square feet have been exited. The remaining facility reduction actions are targeted for completion during 2008.

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

At September 30, 2008 and December 31, 2007, the fair value of derivatives recorded as assets was $224 million and $365 million, respectively, and the fair value of derivatives recorded as liabilities was $267 million and $43 million, respectively. Assuming current market conditions continue, of the amount recorded in shareowners’ equity, an $86 million pre-tax gain is expected to be reclassified into sales or cost of products sold to reflect the fixed prices obtained from hedging within the next 12 months. Gains and losses recognized in earnings related to the ineffectiveness of cash flow hedges during the quarter ended September 30, 2008 were not significant. All open derivative contracts accounted for as cash flow hedges mature by December 2010.

Note 9: Shareowners’ Equity

A summary of the changes in shareowners’ equity for the quarters and nine months ended September 30, 2008 and 2007 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2008	2007	2008	2007
Shareowners’ Equity, beginning of period	$21,912	$19,195	$21,355	$17,297
Effects of changing pension plan measurement dates pursuant to SFAS No. 158, net of taxes	—	—	—	425
Adoption of FASB Interpretation No. 48	—	—	—	(19)

	21,912	19,195	21,355	17,703
Common Stock issued under employee plans	113	218	408	707
Common Stock repurchased	(925)	(500)	(2,492)	(1,500)
Common Stock contributed to pension plans	—	—	—	150
Dividends paid on Common Stock	(286)	(296)	(869)	(786)
Dividends paid on ESOP Common Stock	(12)	(13)	(37)	(35)
Non-shareowners’ Changes in Equity:
Net income	1,269	1,197	3,544	3,164
Foreign currency translation, net	(965)	362	(800)	696
(Decreases) increases in unrealized gains and losses from available-for-sale investments, net	(19)	3	(34)	(81)
Cash flow hedging (loss) gain, net	(38)	89	(73)	170
Change in pension and post-retirement benefit plans, net	34	23	81	90

Shareowners’ Equity, end of period	$21,083	$20,278	$21,083	$20,278

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2007.

The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2008 and 2007 are as follows:

(in millions of dollars)	2008	2007
Balance as of January 1	$1,252	$1,321
Warranties and performance guarantees issued	363	292
Settlements made	(457)	(377)
Other	1	5

Balance as of September 30	$1,159	$1,241

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

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP.

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

Valuation Hierarchy. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2008:

(in millions of dollars)	Total Carrying Value at September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$291	$291	$—	$—
Derivative assets	224	—	224	—
Derivative liabilities	267	—	267	—

Valuation Techniques. Our available for sale securities include equity investments that are traded in an active market. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of September 30, 2008, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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

As previously disclosed, the Department of Justice (DOJ) sued us in 1999 in the U.S. District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and General Electric’s F110 engine. The DOJ alleges that the government overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial of this matter, completed in December 2004, the government claimed Pratt & Whitney’s liability to be $624 million. On August 1, 2008, the trial court judge held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in the 1983 offer. In the absence of actual damages, the trial court judge awarded the DOJ the maximum civil penalty of $7.09 million, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. Both the DOJ and UTC have appealed the decision. Should the government ultimately prevail, the outcome of this matter could result in a material effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid.

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

We also have other commitments and contingent liabilities related to legal proceedings, self insurance programs and matters arising out of the normal course of business. We accrue contingencies based upon a range of possible outcomes. If no amount within this range is a better estimate than any other, we then accrue the minimum amount.

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

Results for the quarters and nine months ended September 30, 2008 and 2007 are as follows:

Quarter Ended September 30, (in millions of dollars)	Revenues		Operating Profits		Operating Profit Margin
	2008	2007	2008	2007	2008	2007
Otis	$3,245	$2,936	$648	$567	20.0%	19.3%
Carrier	3,917	3,738	421	420	10.7%	11.2%
UTC Fire & Security	1,624	1,471	154	119	9.5%	8.1%
Pratt & Whitney	3,150	3,036	530	503	16.8%	16.6%
Hamilton Sundstrand	1,532	1,427	286	249	18.7%	17.4%
Sikorsky	1,438	1,307	133	103	9.2%	7.9%

Total segment	14,906	13,915	2,172	1,961	14.6%	14.1%
Eliminations and other	(92)	(52)	(33)	11
General corporate expenses	—	—	(90)	(84)

Consolidated	$14,814	$13,863	$2,049	$1,888	13.8%	13.6%

Nine Months Ended September 30, (in millions of dollars)	Revenues		Operating Profits		Operating Profit Margin
	2008	2007	2008	2007	2008	2007
Otis	$9,706	$8,522	$1,899	$1,673	19.6%	19.6%
Carrier	11,682	10,923	1,156	1,122	9.9%	10.3%
UTC Fire & Security	4,960	4,066	395	306	8.0%	7.5%
Pratt & Whitney	9,649	8,911	1,602	1,515	16.6%	17.0%
Hamilton Sundstrand	4,643	4,144	795	713	17.1%	17.2%
Sikorsky	3,768	3,511	326	263	8.7%	7.5%

Total segment	44,408	40,077	6,173	5,592	13.9%	14.0%
Eliminations and other	(226)	(32)	(55)	(72)
General corporate expenses	—	—	(296)	(263)

Consolidated	$44,182	$40,045	$5,822	$5,257	13.2%	13.1%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues from Pratt & Whitney’s engine programs under these collaboration arrangements are recorded as earned and the collaborator share of revenue is recorded as a reduction of revenue at that time. The collaborator share of revenue for the quarters ended September 30, 2008 and 2007 was approximately $252 million and $232 million, respectively. For the nine months ended September 30, 2008 and 2007, the approximate collaborator share of revenue was $740 million and $673 million, respectively. Costs associated with engine programs under collaboration arrangements are expensed as incurred. The collaborator share of program costs is recorded as a reduction of the related expense item at that time. Upon the January 1, 2009 adoption of Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements,” which requires that transactions with third parties be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” revenues will be increased by these amounts, with an offsetting increase to cost of sales in order to reflect the impact of the collaboration arrangements on a gross basis.

Note 14: Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP). Also, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141(R) could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. For additional discussion on deferred tax valuation allowances, refer to Note 9 to the Consolidated Financial Statements in the 2007 Form 10-K.

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

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The collaborator share of revenue for the quarters ended September 30, 2008 and 2007 was approximately $252 million and $232 million, respectively. For the nine months ended September 30, 2008 and 2007, the approximate collaborator share of revenue was $740 million and $673 million, respectively. Costs associated with engine programs under collaboration agreements are expensed as incurred. Under this Issue, revenues would be increased by these amounts with an offsetting increase to cost of sales in order to reflect the impact of the collaboration arrangements on a gross basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

With respect to the unaudited condensed consolidated financial information of UTC for the quarter and nine months ended September 30, 2008 and 2007, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 21, 2008, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation (the “Corporation”) and its subsidiaries as of September 30, 2008, and the related condensed consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2008 and 2007 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007. This interim financial information is the responsibility of the Corporation’s management.

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
October 21, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We conduct our business through six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses,” while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses.” The current status of significant factors impacting our business environment in 2008 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report to Shareowners, incorporated by reference in our 2007 Form 10-K (2007 Form 10-K).

General

As worldwide businesses, our operations can be affected by global and regional industrial, economic and political factors. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or economy of any single country on our consolidated results.

Total third quarter revenues increased 7% year over year, as compared to the same period in 2007, despite an increasingly challenging economic environment. The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia, continuing airline financial distress, and depressed conditions in the domestic housing market have all contributed to weakening worldwide economic conditions. Some of these factors have had an impact on aspects of our underlying businesses, as discussed further below, while other markets and businesses have continued to perform strongly.

Organic growth for the quarter was 4% as compared with the 6% seen in the second quarter of 2008. The favorable impact of foreign currency translation (3%) contributed the remainder of the 7% total growth in third quarter revenues year over year. Although reduced, organic growth continues to reflect the global infrastructure investments that are benefiting our commercial businesses, notwithstanding the moderation of orders in commercial construction activity at Otis and strong opening order backlogs entering 2008. On a global basis, Otis’s new equipment orders were flat year over year for the third quarter, and up 15% for the first nine months of 2008 when compared to the same period of 2007. Conversely, Carrier’s commercial heating, ventilating, and air conditioning (HVAC) new equipment orders grew approximately 12% worldwide in the third quarter of 2008, as compared with the same period of 2007. Although commercial HVAC revenue grew in the quarter, the commercial refrigeration and residential international businesses in Europe declined as a result of the current economic conditions. As with prior quarters, the ongoing weakness in the U.S. residential market continued to affect Carrier’s North American residential business, although shipments were stronger than those reflected in comparable reported market data. UTC Fire & Security’s organic revenue growth of 5% in the quarter was driven by strength in the Fire Safety businesses serving the oil & gas and marine industries.

Although the price of oil has retreated from record prices seen only a few months ago, the commercial aerospace industry continues its plan of capacity reductions to help offset volatile fuel prices. Revenue passenger miles (RPMs) are projected to increase worldwide in 2008, although at a rate lower than initially expected, in part due to volatile fuel prices and slower global economic growth. Consistent with expectations, we saw a 6% decline in Pratt & Whitney’s commercial aerospace aftermarket business in the third quarter of 2008 when compared to the same period of 2007. However, we continue to experience growth in the commercial aerospace original equipment manufacturer (OEM) markets, both at Pratt & Whitney and Hamilton Sundstrand, and continued strong demand for military helicopters at Sikorsky. The increase in revenues in the third quarter of 2008 was accompanied by continued improvements in operational efficiencies, including savings from previously initiated restructuring actions and cost containment efforts.

Operating profit improvements across all businesses were partially offset by the adverse impact of higher restructuring costs to generate a 9% increase in consolidated operating profit in the third quarter of 2008 as compared with the same period in 2007. In anticipation of a slower growth environment, we have initiated further cost reduction actions, particularly at Pratt & Whitney and Carrier, and expect full year restructuring costs of around $300 million. Although lower than the previous quarter, commodity prices still adversely impacted operating results. After a partial recovery through pricing, the net impact to earnings, excluding energy, was approximately $40 million in the third quarter of 2008. We expect the full year gross commodity cost impact, excluding energy, to be over $300 million, with pricing expected to offset a little more than half the impact. The favorable impact of foreign currency translation (2%) and the net impact from acquisitions and divestitures completed in the past year (1%) were offset by increased restructuring charges (3%).

As previously disclosed, operating profit for the first nine months of 2007 was adversely impacted by a civil fine, net of existing reserves, of $216 million levied against Otis recorded in the first three months of 2007. The European Commission’s Competition Directorate assessed a civil fine of approximately $300 million (EU Fine) against Otis, its relevant local entities and UTC, as a result of certain Otis subsidiaries in Europe violating European Union competition rules. Gains from the sale of marketable securities and certain non-core assets and lower restructuring charges in the first three months of 2007 helped to offset the adverse impact of this fine.

Weakness of the U.S. dollar against certain currencies such as the Euro, when compared to prior year rates, generated a positive foreign currency translation impact in the third quarter of 2008, which was partially offset by the adverse impact of foreign exchange on Pratt & Whitney Canada’s results. The weakness of the U.S. dollar has adversely impacted Pratt & Whitney Canada’s operating profits as the majority of its revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. Including the adverse impact on Pratt & Whitney Canada’s costs, foreign currency translation contributed $.03 and $.02 per share in the third quarter of 2008 and 2007, respectively. Although, currency markets cannot be predicted with certainty, any significant fluctuations in foreign exchange rates could negatively affect our results of operations.

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

Despite a general slowdown in retail-related markets, Carrier experienced overall revenue growth of 5% in the third quarter of 2008. Weak economic conditions in Europe have adversely impacted both the commercial refrigeration and international residential businesses. The favorable foreign currency translation impact from a weak U.S. dollar, and growth in its other businesses combined to help offset the declines in the commercial refrigeration and international residential businesses. In response to the current economic environment and expected slower worldwide growth, Carrier continues to focus on implementing restructuring and other cost reduction initiatives.

Within the Otis segment, revenue increased 14% in the first nine months of 2008 with organic growth of 7%, compared to the same period of 2007. New equipment orders were flat in the quarter, but still remained up 15% through the first nine months of the year, or 8% excluding the favorable impact of foreign currency translation. During the third quarter, Otis saw continued double digit new equipment order growth in Asia, offset by a significant decline in North America, influenced by a single large project cancellation in Las Vegas. Order growth in China remained strong in the quarter, up approximately 30%, or about 20% excluding the favorable impact of foreign currency translation, which is consistent with the first half of the year.

UTC Fire & Security’s third quarter revenue increased 10% with organic growth of 5%. Organic revenue growth was driven primarily by growth in the North American and European Fire Safety businesses with a solid presence in the petroleum, oil & gas and marine industries. During the quarter, UTC Fire & Security completed its sale of the Australian guarding and mobile patrol businesses.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. RPMs, U.S. government military and space spending, corporate profits, production levels at airframe manufacturers and the general economic health of airline carriers are all barometers for our aerospace businesses. Volatile fuel prices continue to adversely impact the commercial aerospace industry as some larger domestic airline carriers have implemented plans to reduce service and capacity in response to high oil prices, including retiring their older and less fuel efficient aircraft, and cutting payroll costs; while several smaller carriers have either declared bankruptcy or shut down altogether. Announced service and capacity reductions are not expected to have a significant impact on our 2008 full year results, although there have been year over year declines in Pratt & Whitney’s large commercial spares orders in each quarter this year with similar challenges expected in the fourth quarter of 2008 and into 2009 as airlines reduce capacity. Total commercial aerospace aftermarket revenues declined 3% in the third quarter of 2008 compared to the same period in 2007, reflecting a 6% decline at Pratt & Whitney partially offset by increases at both Hamilton Sundstrand and Sikorsky. Hamilton Sundstrand’s aftermarket revenues increased in both the quarter and year to date due to provisioning by the airlines and due to product content on a broad spectrum of aircraft.

Despite the airline industry adversity, the continued strong production levels at the airframe manufacturers generated commercial aerospace OEM growth in the third quarter of 2008 as compared with the same period in 2007 as airframe manufacturers continued delivering on their record backlogs. The current machinist strike at Boeing Co. has not had a significant adverse impact on us to date and is not expected to have a significant impact to our 2008 full year results. Government military spending is also driving helicopter demand and, as a result, Sikorsky’s military backlog remains very strong. Across all segments, military OEM volume increased 8% in the third quarter as compared to the same period in 2007, led by Sikorsky. Contributing to the growth in revenues at Sikorsky were increased large aircraft shipments and a favorable military configuration shift to the new Black Hawk variant. The UH-60M helicopter is the latest and most modern in a series of Black Hawk variants that Sikorsky has been delivering to the U.S. Army since 1978 and requires significant additional assembly hours relative to the previous variants.

At times, the aerospace businesses enter into firm, fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of a particular program. Sikorsky is developing the CH-148 for the Canadian government under an approximately $3 billion firm, fixed-price contract, which provides for the development, production, and logistical support of 28 helicopters. The CH-148 is a derivative of the H-92, a military variant of the S-92. This is the largest and most expansive fixed-price development contract in Sikorsky’s history, including 20 years of service and support requirements. As previously disclosed, it is expected that delivery of the initial aircraft will be delayed approximately 24 months, until approximately the fourth quarter of 2010. Sikorsky is currently in discussions with the Canadian government concerning a potential re-baselining of the program.

Overall economic conditions are also affecting the cost and availability of raw materials, such as titanium and nickel, as industry demand outpaces current capacity. The availability and pricing of these materials are expected to continue to affect aerospace performance and could have a further adverse impact on future performance depending on market conditions.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first nine months of 2008, our investment in businesses was $721 million, including debt assumed of $13 million, which consisted primarily of a number of small acquisitions in both our commercial and aerospace businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity and the finalization of purchase accounting, goodwill increased approximately $545 million in the first nine months of 2008.

Including acquisitions made during the first nine months of 2008, we now expect to invest approximately $1 billion in acquisitions for 2008, compared with the $2 billion disclosed in prior quarters. The total amount of investments in any given year depends upon the timing, availability and appropriate value of acquisition opportunities. We have withdrawn our previously disclosed offer to acquire all of the outstanding shares of Diebold, Incorporated. With the expected investment in acquisitions for 2008, we have increased the projected repurchase of our common stock in 2008 from $2 billion to around $3 billion.

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

Global economic conditions, commercial airline financial distress/consolidation, changes in raw material and commodity prices, interest rates, foreign currency exchange rates and energy costs create uncertainties that could impact our earnings outlook for the remainder of 2008. See Part II, Item 1A, “Risk Factors” in this Form 10-Q for further discussion.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2007 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 11 to the Condensed Consolidated Financial Statements, we have adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in our critical accounting estimates during the first nine months of 2008.

Substantially all of our financial assets and liabilities are measured at fair value based upon Level 1 or Level 2 inputs, as defined under SFAS 157. We use quoted market prices in active markets to measure and record the fair value of available for sale securities. For our derivative assets and liabilities, we use observable inputs such as forward rates and interest rates to measure and record their fair value.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter Ended September 30,		% change	Nine Months Ended September 30,		% change
(in millions of dollars)	2008	2007		2008	2007
Sales	$14,702	$13,718	7.2%	$43,814	$39,420	11.1%
Other income, net	112	145	(22.8)%	368	625	(41.1)%

Total revenues	$14,814	$13,863	6.9%	$44,182	$40,045	10.3%

Revenue growth in the third quarter of 2008 reflects organic growth of 4% and the favorable impact from foreign currency translation of 3% resulting from the weakness of the U.S. dollar relative to currencies such as the Euro. The organic revenue growth reflects the strong opening new equipment backlog at Otis, demand for military helicopters at Sikorsky, strength in commercial aerospace OEM at Hamilton Sundstrand and Pratt & Whitney and growth in the Fire Safety businesses at UTC Fire & Security. This growth was partially offset by declines in Pratt & Whitney’s large commercial spares business and weakness in Carrier’s commercial refrigeration and residential international businesses, as discussed previously in the “Business Overview” section.

The decrease in other income in the third quarter of 2008, as compared to 2007, reflects the absence of approximately $28 million of pretax interest income related to the completion of an IRS examination for tax years 2000 through 2003 recorded in the third quarter of 2007. The remainder of the year over year decrease reflects increased hedging costs on our cash management activities. Other income in the third quarter of 2008 includes an approximately $37 million non-cash gain recognized on the sale of a partial investment at Pratt & Whitney.

The nine month revenue increase of 10% consists of organic growth of 6% and the favorable impact of foreign currency translation of 4%. The net impact of acquisitions and divestitures (2%) was offset by a decrease in other income. The nine month revenue growth is due largely to strong new equipment backlog entering the year at Otis, the strength in the commercial aerospace OEM markets and the demand for military helicopters. The decrease in other income in the first nine months of 2008, as compared with 2007, is largely related to the absence of gains reflected in 2007, which included approximately $150 million related to the sale of certain marketable securities and an $84 million gain recognized on the sale of land by Otis. Also contributing to the year over year decrease is the absence of $28 million of pre-tax interest income related to the completion of an IRS examination for tax years 2000 through 2003 recorded in 2007, and increased hedging costs on our cash management activities. As noted above, other income in 2008 includes an approximately $37 million non-cash gain recognized on the sale of a partial investment at Pratt & Whitney.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2008	2007	2008	2007
Gross margin	$4,038	$3,650	$11,810	$10,227
Percentage of sales	27.5%	26.6%	27.0%	25.9%

For the third quarter of 2008, gross margin as a percentage of sales increased by 90 basis points, as compared to the same period of 2007. This improvement is largely attributable to savings from previously initiated restructuring actions and continued net operational efficiencies. The net benefits from several contract related negotiations at Hamilton Sundstrand and a favorable resolution of a legal dispute at Pratt & Whitney were offset by the adverse impact of higher commodity costs. After a partial recovery through pricing, the net adverse impact to earnings of higher commodity costs, net of pricing, was approximately $40 million in the third quarter and approximately $95 million for the nine months ended September 30, 2008. These benefits were partially offset by higher restructuring costs. Restructuring costs, as a component of cost of sales, increased $30 million for the third quarter of the year when compared to the same period of 2007.

For the first nine months of 2008, gross margin as a percentage of sales increased by 110 basis points, as compared to the same period of 2007. This improvement is primarily due to the absence of the first quarter 2007 EU Fine, net of reserves (approximately 50 basis points). The net benefits from several contract related negotiations at Hamilton Sundstrand and a favorable resolution of a legal dispute at Pratt & Whitney (approximately 10 basis points combined) was more than offset by higher commodity costs, net of pricing (approximately 20 basis points). The benefit from higher volumes, savings from previously initiated restructuring actions and net operational efficiencies, partially offset by the impact of foreign exchange at Pratt & Whitney Canada contributed to the remainder of the year over year change.

Research and Development

	Quarter Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
(in millions of dollars)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Company-funded	$436	3.0%	$399	2.9%	$1,281	2.9%	$1,197	3.0%
Customer-funded	488	3.3%	484	3.5%	1,525	3.5%	1,369	3.5%

Total	$924	6.3%	$883	6.4%	$2,806	6.4%	$2,566	6.5%

The increase in company-funded research and development in the third quarter and first nine months of 2008, compared to the same periods in 2007, was led by continued efforts on Pratt & Whitney’s next generation product family, which includes the Geared TurbofanTM (GTF) engine as well as general increases across the businesses. Company-funded research and development spending for the full year 2008 is expected to increase by approximately $150 million from 2007 levels, led by Pratt & Whitney’s engineering investments on aerospace programs such as the GTF. Company funded research and development spending is subject to the variable nature of program development schedules. The increase in customer-funded research and development spending for the first nine months of 2008, as compared to the same period of 2007, relates largely to increased engineering effort in the J-2X propulsion program at Pratt & Whitney Rocketdyne and military and space programs at Hamilton Sundstrand.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2008	2007	2008	2007
Total expenses	$1,665	$1,508	$5,075	$4,398
Percentage of sales	11.3%	11.0%	11.6%	11.2%

The increase in selling, general and administrative expenses for the quarter and nine months ended September 30, 2008, compared to the same periods of 2007, is due primarily to general increases across the businesses in support of volume, higher restructuring charges, and the adverse impact of foreign currency translation. Restructuring costs as a component of selling, general and administrative expenses increased $20 million and $86 million for the third quarter and first nine months of the year, respectively, when compared to the same periods of 2007.

Interest Expense

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2008	2007	2008	2007
Interest expense	$177	$179	$518	$492
Average interest rate	5.9%	6.3%	5.9%	6.2%

Interest expense for the nine months ended September 30, 2008, as compared to the same periods in 2007, has increased primarily as a result of the issuances of $1.0 billion of long-term debt in December 2007 bearing interest at 5.375% and $1.0 billion of long-term debt in May 2008 bearing interest at 6.125%. The overall average interest rate declined as these debt issuances were at interest rates lower than the existing debt levels. While full year interest expense has increased, the expense in the third quarter of 2008 benefited from lower charges on the deferred compensation plan.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Effective tax rate	26.8%	25.4%	27.9%	28.4%

The effective tax rate for the third quarter of 2008 increased, as compared to the third quarter of 2007, due to the absence of discrete items which favorably impacted the third quarter of 2007. The effective tax rate for the third quarter of 2007 was favorably impacted by approximately $50 million relating to a re-evaluation of our liabilities and contingencies based on global examination activity in the quarter, including completion of our review of the 2000 to 2003 IRS audit report and our protest filing and the development of claims for research and development credits, net of charges associated with tax law changes enacted in the quarter. As a result of international transactions now contemplated, our full year forecasted effective tax rate decreased from 28.5% to 28%, excluding discrete items, which favorably impacted the effective tax rate for the third quarter of 2008.

The effective tax rate for the nine months ended September 30, 2008 decreased as compared to the same period of 2007 due to the absence of certain 2007 discrete items which had a net adverse impact in 2007. The net benefit to the effective tax rate in the third quarter of 2007 as noted above, was more than offset by the adverse impact of the EU Fine and the sale of land and marketable securities in the first quarter of 2007.

Net Income

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share amounts)	2008	2007	2008	2007
Net income	$1,269	$1,197	$3,544	$3,164
Diluted earnings per share	$1.33	$1.21	$3.68	$3.19

Foreign currency translation had a positive impact on earnings per share in the third quarter of 2008 of $.03 per share compared to $.02 per share in the same period of 2007, while restructuring charges resulted in an adverse impact of $.06 per share and $.03 per share in the third quarter 2008 and 2007, respectively. In the third quarter, diluted earnings per share included a favorable impact of $.03 per share related to a gain at Pratt & Whitney on the sale of a partial investment. As previously disclosed, the diluted earnings per share for the first nine months of 2007 included the EU Fine, net of previously established reserves against the fine, and incremental restructuring charges, partially offset by gains on the sale of land and marketable securities, and the favorable impact of a contract termination at Pratt & Whitney, resulting in a $.07 per share adverse impact on diluted earnings. In the first nine months of 2007, net income was further reduced by an increase in minority interest which included $27 million for the minority partner’s share of the gain from the previously noted sale of land. Diluted earnings per share was favorably impacted by shares repurchased since October 1, 2007 through our share repurchase program by approximately $.04 and $.09 per share for the third quarter and nine months of 2008, respectively.

Restructuring and Related Costs

During the first nine months of 2008, we recorded net pre-tax restructuring and related charges in our business segments totaling $221 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$11
Carrier	91
UTC Fire & Security	33
Pratt & Whitney	83
Hamilton Sundstrand	3

Totals	$221

The net charges included $97 million in cost of sales, $120 million in selling, general and administrative expenses and $4 million in other income and, as described below, relate to actions initiated during 2008 and 2007 and trailing costs related to certain 2006 actions.

2008 Actions. During the first nine months of 2008, we initiated restructuring actions relating to ongoing cost reduction efforts, including selling, general and administrative reductions, principally at Carrier, Pratt & Whitney and UTC Fire & Security, and the consolidation of manufacturing facilities. We recorded net pre-tax restructuring and related charges in the business segments totaling $198 million as follows: Otis $11 million, Carrier $93 million, UTC Fire & Security $30 million, Pratt & Whitney $63 million and Hamilton Sundstrand $1 million. The charges included $73 million in cost of sales, $121 million in selling, general and administrative expenses and $4 million in other income. Those costs included $183 million for severance and related employee termination costs, $7 million for asset write-downs and $8 million for facility exit and lease termination costs.

We expect the 2008 actions to result in net workforce reductions of approximately 3,700 hourly and salaried employees, the exiting of approximately 1,100,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2008, we have completed net workforce reductions of approximately 2,400 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2008 and 2009. Approximately 80% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first nine months of 2008, we had cash outflows of approximately $67 million related to the 2008 actions. We expect to incur additional restructuring and related charges of $62 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $260 million annually.

2007 Actions. During the first nine months of 2008, we recorded net pre-tax restructuring and related charges to cost of sales in the business segments totaling $6 million for restructuring actions initiated in 2007. The 2007 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded the charges (reversals) for the first nine months of 2008 in our segments as follows: Carrier $(1) million, UTC Fire & Security $3 million, Pratt & Whitney $2 million and Hamilton Sundstrand $2 million.

We expect the 2007 actions to result in net workforce reductions of approximately 1,900 hourly and salaried employees, the exiting of approximately 900,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2008, we have completed net workforce reductions of approximately 1,600 employees and exited 200,000 net square feet of facilities. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2009. Approximately 70% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first nine months of 2008, we had cash outflows of approximately $36 million related to the 2007 actions. We expect to incur additional restructuring and related charges of $28 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $110 million annually.

2006 Actions. During the first nine months of 2008, we recorded net pre-tax restructuring and related charges of $17 million for actions initiated in 2006. The 2006 actions relate to ongoing cost reduction efforts, selling, general and administrative reductions, workforce reductions and the consolidation of manufacturing facilities. The charges recorded in the first nine months of 2008 pertain to facility exit and lease termination costs, which include $18 million of charges recorded to cost of sales at Pratt & Whitney, and $1 million of reversals recorded to selling, general and administrative expenses at Carrier.

We expect the 2006 actions to result in the exiting of approximately 800,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2008, we have completed all net workforce reductions of approximately 3,700 hourly and salaried employees and exited 500,000 net square feet of facilities. We are targeting the remaining facility related actions for completion during 2008. Approximately 90% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. We expect pre-tax cash outflows on these programs to be approximately $235 million, of which $233 million has been funded to date. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $140 million annually.

Additional 2008 Actions

We expect to initiate additional restructuring actions during the remainder of 2008 due to our continuing cost reduction efforts. Including trailing costs from previously announced restructuring actions, the full year 2008 restructuring costs are expected to be about $300 million; however, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and nine months ended September 30, 2008 and 2007 are included in “Eliminations and other,” which also includes certain small subsidiaries.

Results for the quarters ended September 30, 2008 and 2007 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Otis	$3,245	$2,936	$648	$567	20.0%	19.3%
Carrier	3,917	3,738	421	420	10.7%	11.2%
UTC Fire & Security	1,624	1,471	154	119	9.5%	8.1%
Pratt & Whitney	3,150	3,036	530	503	16.8%	16.6%
Hamilton Sundstrand	1,532	1,427	286	249	18.7%	17.4%
Sikorsky	1,438	1,307	133	103	9.2%	7.9%

Total segment	14,906	13,915	2,172	1,961	14.6%	14.1%
Eliminations and other	(92)	(52)	(33)	11
General corporate expenses	—	—	(90)	(84)

Consolidated	$14,814	$13,863	$2,049	$1,888	13.8%	13.6%

Third quarter 2008 and 2007 restructuring and related charges included in consolidated operating profit totaled $93 million and $43 million, respectively, as follows:

	Quarter Ended September 30,
(in millions of dollars)	2008	2007
Otis	$5	$6
Carrier	34	15
UTC Fire & Security	—	2
Pratt & Whitney	52	12
Hamilton Sundstrand	2	8

Totals	$93	$43

Results for the nine months ended September 30, 2008 and 2007 are as follows:

	Revenues		Operating Profits		Operating Profit Margin
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Otis	$9,706	$8,522	$1,899	$1,673	19.6%	19.6%
Carrier	11,682	10,923	1,156	1,122	9.9%	10.3%
UTC Fire & Security	4,960	4,066	395	306	8.0%	7.5%
Pratt & Whitney	9,649	8,911	1,602	1,515	16.6%	17.0%
Hamilton Sundstrand	4,643	4,144	795	713	17.1%	17.2%
Sikorsky	3,768	3,511	326	263	8.7%	7.5%

Total segment	44,408	40,077	6,173	5,592	13.9%	14.0%
Eliminations and other	(226)	(32)	(55)	(72)
General corporate expenses	—	—	(296)	(263)

Consolidated	$44,182	$40,045	$5,822	$5,257	13.2%	13.1%

For the first nine months of 2008 and 2007, restructuring and related charges/(credits) included in consolidated operating profit totaled $221 million and $103 million, respectively, as follows:

	Nine Months Ended September 30,
(in millions of dollars)	2008	2007
Otis	$11	$11
Carrier	91	28
UTC Fire & Security	33	8
Pratt & Whitney	83	39
Hamilton Sundstrand	3	20
Sikorsky	—	(3)

Totals	$221	$103

Otis - Revenues increased $309 million (11%) in the third quarter of 2008 compared with the same period of 2007 reflecting organic growth (5%) and the favorable impact of foreign currency translation (6%). For the first nine months of 2008, revenues increased $1,184 million (14%) compared with the same period of 2007 reflecting organic growth (7%) and the favorable impact of foreign currency translation (8%), partially offset by the absence of the $84 million gain on the sale of land (1%) recorded in the first quarter of 2007. Revenue growth in both the third quarter and the first nine months of 2008 reflects the strong new equipment backlog entering the year as well as higher modernization and repair sales in Europe, which benefited from changes to elevator safety laws in France and Spain.

Operating profits increased $81 million (14%) in the third quarter of 2008 compared with the same period of 2007. The increase reflects higher volumes and better field installation efficiencies as partially offset by higher commodity and labor costs (net combined 7%), and the favorable impact of foreign currency translation (7%). In the first nine months of 2008, operating profits increased $226 million (14%) compared with the same period of 2007. The increase reflects higher volumes and product cost reductions, partially offset by higher commodity and labor costs (net combined 10%), and the favorable impact of foreign currency translation (9%). These improvements were further offset by the absence of the $84 million gain on the sale of land (5%) recorded in the first quarter of 2007.

Carrier - Revenues increased $179 million (5%) in the third quarter of 2008 compared with the same period of 2007. Revenue growth reflects the favorable impact of foreign currency translation (3%) and the net impact of recent acquisitions (1%). Volume increases in the Building Systems and Services and Residential and Light Commercial Systems North America businesses were partially offset by a decline in the commercial refrigeration and international residential businesses in Europe due to weak economic and market conditions, to contribute the remaining growth. For the first nine months of 2008, revenues increased $759 million (7%) compared with the same period in 2007. Revenue growth reflects the favorable impact of foreign currency translation (5%) and the net impact of recent acquisitions (1%). The remaining revenue growth (1%) was primarily at Building Systems and Services partially offset by a decline in the commercial refrigeration businesses in Europe due to the weak economic and market conditions.

Operating profits were essentially flat in the third quarter of 2008 compared with the same period of 2007. The favorable impact of foreign currency translation (5%) and net benefit from recent acquisitions (1%) was offset by higher restructuring costs (5%) and higher commodity costs, net of pricing (5%). Continued strength in the Building Systems and Services businesses comprised the remaining year over year change in operating profits in the quarter. For the first nine months of 2008, operating profits increased $34 million (3%) compared with the same period of 2007. Higher restructuring (6%) and commodity costs, net of pricing (4%), were partially offset by the favorable impact of foreign currency translation (6%) and the net benefit from recent acquisitions (1%). Growth in Building Systems and Services, product cost reductions and benefits from prior restructuring actions were partially offset by lower earnings in the Refrigeration business to contribute a net 6%.

UTC Fire & Security - Revenues increased $153 million (10%) in the third quarter of 2008 compared with the same period of 2007, reflecting organic growth of 5%, the favorable impact from foreign currency translation (2%) and the impact of recent acquisitions (7%) partially offset by the impact of the Australian manned guarding divestiture (4%). Organic revenue growth was generated principally in the North American and European Fire Safety businesses (4%). For the first nine months of 2008, revenues increased $894 million (22%) compared with the same period of 2007, principally due to net acquisitions (13%) and the favorable impact from foreign currency translation (6%). Organic revenue growth of 3% in the first nine months of the year was primarily contributed by the North American and European Fire Safety businesses (2%) due to strength in the oil & gas and marine industries.

Operating profits increased $35 million (29%) in the third quarter of 2008 compared with the same period of 2007. This improvement is principally due to increased sales and the benefits of net cost reductions from previous restructuring and integration actions (combined 18%), net acquisitions (8%) and lower restructuring costs (2%). For the first nine months of 2008, operating profits increased $89 million (29%) compared with the same period of 2007. This improvement was principally due to increased sales and benefits of net cost reductions from previous restructuring and integration actions (combined 19%) and net acquisitions (13%). The adverse impact of higher restructuring costs (8%) was partially offset by the favorable impact of foreign currency translation (5%) to generate the remainder of the year over year increase in operating profits.

Pratt & Whitney - Revenues increased $114 million (4%) in the third quarter of 2008 compared with the same period of 2007. This increase is primarily attributable to volume growth at Pratt & Whitney Canada (4%), partially offset by lower development revenues and military engine deliveries (3%). The remaining increase is primarily attributable to a gain on the sale of a partial investment (1%) and volume growth at Pratt & Whitney Rocketdyne (1%). Increased commercial engine revenues were offset by lower commercial spares and aftermarket activity. For the first nine months of 2008, revenues increased $738 million (8%) compared with the same period in 2007. The nine month revenue growth is primarily attributable to volume growth at Pratt & Whitney Canada (6%) and increased volume at Pratt & Whitney Power Systems (1%).

Operating profits increased $27 million (5%) in the third quarter of 2008 compared with the same period of 2007. This increase is primarily attributable to profit contributions from higher volumes at Pratt & Whitney Canada (8%), a gain realized on the sale of a partial investment (7%), the favorable resolution of a legal dispute (4%), profit contributions from volume growth at Pratt & Whitney Rocketdyne (2%) and the impact of lower year over year commodity costs (1%). These increases were partially offset by higher year over year restructuring costs (8%), lower commercial spares and aftermarket activity (5%) and by the overall impact of the continued weakness of the U.S. dollar (4%) as the majority of Pratt & Whitney Canada’s revenues are denominated in U.S. dollars while a significant portion of its costs are incurred in local currencies. For the first nine months of 2008, operating profits increased $87 million (6%) compared with the same period in 2007. The increase is primarily attributable to the profit contributions from higher volumes at Pratt & Whitney Canada (8%), favorable aftermarket performance and improved engine mix in military markets (6%), and a gain on the sale of a partial investment (2%). The profit contributions were partially offset by the absence of the favorable impact of a contract termination in 2007 (4%), higher year over year restructuring costs (3%) and the continued weakness of the U.S. dollar (4%).

Hamilton Sundstrand - Revenues increased $105 million (7%) in the third quarter of 2008 compared with the same period of 2007, principally due to organic volume growth across the aerospace (6%) and industrial (1%) businesses and the favorable impact of foreign currency translation (2%) offset by the net impact of a divestiture (2%). Within aerospace, both OEM (4%) and aftermarket (2%) contributed to the increase. For the first nine months of 2008, revenues increased $499 million (12%) compared with the same period of 2007, principally due to organic volume growth in both the aerospace (8%) and industrial (2%) businesses and the favorable impact of foreign currency translation (2%). Within aerospace, both OEM (5%) and aftermarket (3%) contributed to the increase.

Hamilton Sundstrand’s operating profits increased $37 million (15%) in the third quarter of 2008 compared with the same period of 2007, principally due to volume growth in the aerospace (11%) and industrial (3%) businesses and the favorable impact of currency translation (2%). Operating profit margin as a percentage of revenue for the quarter reflects the favorable impact of several contract related negotiations. For the first nine months of 2008, operating profit increased $82 million (12%) compared with the same period in 2007, principally due to volume growth in the aerospace (6%) and industrial (2%) businesses as well as the favorable impact of foreign currency translation (2%) and lower year over year restructuring costs (2%). Operating profit margin as a percentage of revenue for the nine months ended September 30, 2008 reflects the adverse mix within aerospace OEM, partially offset by the favorable impact of several contract related negotiations.

Sikorsky - Revenues increased $131 million (10%) in the third quarter of 2008 compared with the same period of 2007. The increase was driven by higher volume of large aircraft shipments and favorable aircraft mix (combined 20%) compared to the prior year. This increase was partially offset by lower customer funded development revenues (11%). For the first nine months of 2008, revenues increased $257 million (7%) compared with the same period of 2007. As with the third quarter, the nine month revenue increase was driven by higher volume of military aircraft deliveries and favorable aircraft mix for military and commercial programs.

Operating profits increased $30 million (29%) in the third quarter of 2008 compared to the same period of 2007. This improvement was primarily attributable to increased military aircraft deliveries and a favorable aircraft mix for military and commercial programs (combined 50%). These improvements were partially offset by incremental investments in selling, general, and administrative expenses (9%) and research and development (12%). For the first nine months of 2008, operating profits increased $63 million (24%) compared to the same period of 2007 on 7% higher revenue growth. Similar to the third quarter, this improvement was primarily attributable to increased military aircraft deliveries and favorable aircraft mix for both military and commercial programs (combined 40%). These improvements were partially offset by incremental investments in selling, general, and administrative expenses (10%) and research and development (7%).

Eliminations and other – The decrease in revenue for the third quarter of 2008 as compared with the same period of 2007 is primarily attributable to the absence of approximately $28 million of pretax interest income recorded in the third quarter of 2007 related to the completion of an IRS examination for tax years 2000 through 2003, and increased hedging costs on our cash management activities. The decrease in revenue for the nine months ended September 30, 2008, as compared with the same period of 2007, is primarily attributable to the absence of gains of approximately $150 million from the sale of marketable securities reported in 2007, approximately $28 million of pretax interest income, as noted above, and increased hedging costs on our cash management activities for the current year.

Similar to the year over year third quarter revenue decrease, the change in operating profit is primarily attributable to the absence of approximately $28 million of pretax interest income recorded in the third quarter of 2007 and increased hedging costs on our cash management activities. The increase in operating profits for the nine months ended September 30, 2008, as compared with the same period in 2007, is primarily attributable to the absence of the previously disclosed EU Fine of $216 million (net of previously established reserves) partially offset by gains from the sale of marketable securities, the absence of $28 million of pretax interest income and higher hedging costs on our cash management activities, as noted above.

LIQUIDITY AND FINANCIAL CONDITION

(in millions of dollars)	September 30, 2008	December 31, 2007	September 30, 2007
Cash and cash equivalents	$3,615	$2,904	$2,810
Total debt	10,372	9,148	9,327
Net debt (total debt less cash and cash equivalents)	6,757	6,244	6,517
Shareowners’ equity	21,083	21,355	20,278
Total capitalization (debt plus equity)	31,455	30,503	29,605
Net capitalization (debt plus equity less cash and cash equivalents)	27,840	27,599	26,795
Debt to total capitalization	33%	30%	32%
Net debt to net capitalization	24%	23%	24%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows, which, after netting out capital expenditures, we target to equal or exceed net income for the full year. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, and the ability to attract long-term capital at satisfactory terms.

Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations or liquidity during the first nine months of 2008. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. As a result of losses experienced in global equity markets, our pension funds are likely to have a negative return for 2008, which in turn would create increased pension costs in 2009. Approximately 85% of our domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset backed receivables and structured products. Less than 1% of these investments are senior tranches of several structured investment vehicles that have been absorbed onto the balance sheets of the sponsoring banks. The balance of our domestic pension plans (15%) is invested in less-liquid but market-valued investments, including real estate and private equity.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt to capitalization levels as well as our current credit standing. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s and Moody’s Investors Service. In 2008, Standard and Poor’s affirmed our long-term and short-term debt ratings as A and A-1, respectively. Similarly, Moody’s Investors Service also affirmed its corporate rating on our long-term and short-term debt as A2 and P-1, respectively. We have re-affirmed our current credit standings with the credit rating agencies, continue to have access to the commercial paper markets and our existing credit facilities, and expect to continue to generate strong operating cash flows. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs.

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

Our debt to capitalization levels increased during the first nine months of 2008 as a result of the issuance of $1.0 billion of long-term debt in May 2008, the proceeds of which were used for general corporate purposes including repurchases of our stock. As noted above, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required.

Cash Flow from Operating Activities

	Nine Months Ended September 30,
(in millions of dollars)	2008	2007
Net cash flows provided by operating activities	$4,141	$3,285

The increase in cash flows provided by operating activities for the first nine months of 2008 as compared with the same period in 2007 is driven largely by the absence of the previously disclosed funding of the EU Fine (approximately $300 million) and the payment of Canadian taxes (approximately $200 million) in the first quarter of 2007. The increased contribution from net income in the first nine months of 2008 was partially offset by higher working capital cash requirements to generate the majority of the remaining increase. A reduction in the cash expended on inventories (approximately $540 million) was more than offset by a corresponding decline in accounts payable ($375 million) and accruals associated with lower customer advances (approximately $330 million).

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. We have made approximately $60 million in cash contributions to our global defined benefit pension plans during the first nine months of 2008. We expect to make contributions of up to $250 million to our global defined benefit pension plans during 2008.

Cash Flow from Investing Activities

	Nine Months Ended September 30,
(in millions of dollars)	2008	2007
Net cash flows used in investing activities	$(1,190)	$(2,156)

The decrease in the net use of cash flows from investing activities is largely a result of $1 billion less in acquisitions in the third quarter of 2008 as compared to the third quarter of 2007. Further, dispositions of businesses contributed $185 million during the third quarter of 2008. For the first nine months of 2008 as compared to 2007, net acquisitions were a decrease in the use of cash of approximately $1 billion. Cash investment in businesses in the first nine months of 2008 was $708 million and primarily consisted of a number of small purchases in both our commercial and aerospace businesses. We now expect total investments in businesses in 2008 to be approximately $1 billion, including acquisitions announced during the first nine months of 2008; however, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. We have withdrawn our previously disclosed offer to acquire all of the outstanding shares of Diebold, Incorporated.

An increase in our customer financing activities of $75 million and an increase in our capital expenditures of $113 million were offset by other net financing activities to provide a decrease in cash of $40 million for the first nine months of 2008 as compared to the same period in 2007. While we expect that 2008 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,493 million and $1,370 million related to commercial aircraft at September 30, 2008 and December 31, 2007, respectively, of which as much as $324 million may be required to be disbursed during 2008.

Cash Flow from Financing Activities

	Nine Months Ended September 30,
(in millions of dollars)	2008	2007
Net cash flows used in financing activities	$(2,236)	$(1,002)

Commercial paper borrowings provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes as well as the potential funding of certain acquisitions. We had $75 million of commercial paper outstanding at September 30, 2008, all of which was scheduled to mature within one month. At September 30, 2008, we had credit commitments from banks totaling $2.5 billion. We have a credit commitment of $1.5 billion under a revolving credit agreement that serves as a back-up facility for the issuance of commercial paper. As of September 30, 2008, there were no borrowings under this line of credit, which expires in October 2011. We also have a $1.0 billion multi-currency revolving credit agreement that is to be used for general corporate funding purposes, including acquisitions. As of September 30, 2008, approximately $754 million had been borrowed under this line of credit to fund corporate expenses and acquisitions. This credit agreement expires in November 2011. In May 2008, we issued $1.0 billion of long-term debt which was used for general corporate purposes including repurchases of our stock.

We repurchased approximately $2.5 billion of common stock in the first nine months of 2008 under a 60 million share repurchase program. On June 11, 2008, the Board of Directors authorized a new 60 million common share repurchase program that replaced the previous program, approved in December 2006, which was nearing completion. Share repurchase in the first nine months of 2008 represents approximately 37 million shares, which includes 19 million shares repurchased under the previous program and 18 million shares repurchased under the new program. At September 30, 2008, approximately 42 million shares remain available for repurchase under the new share repurchase program. We expect total share repurchases in 2008 of around $3 billion and expect the total number of outstanding shares to decrease during the remainder of the year. However, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs. We paid dividends of $0.32 per share in the first quarter of 2008, totaling $293 million, $0.32 per share in the second quarter of 2008 totaling $290 million, and $0.32 per share in the third quarter of 2008 totaling $286 million. On October 8, 2008, the Board of Directors declared a dividend of $0.385 per common share payable on December 10, 2008.

In July 2007, we filed a universal shelf registration statement with the SEC for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2007 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At September 30, 2008, there have been no material changes to these off-balance sheet arrangements outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first nine months of 2008. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2007 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO), and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO, and our Controller have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	future revenues, earnings, cash flow, uses of cash and other measures of financial performance;

•	the effect of economic conditions in the United States and globally;

•	new business opportunities;

•	restructuring costs and savings;

•	the scope and nature or impact of acquisition activity and integration into our business;

•	the development, production and support of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across regions and industries;

•	the impact of the negotiation of collective bargaining agreements;

•	the outcome of contingencies;

•	future repurchases of common stock;

•	future levels of indebtedness and capital spending; and

•	pension plan assumptions and future contributions.

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

As previously disclosed, the Department of Justice (DOJ) sued us in 1999 in the U.S. District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and General Electric’s F110 engine. The DOJ alleges that the government overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial of this matter, completed in December 2004, the government claimed Pratt & Whitney’s liability to be $624 million. On August 1, 2008, the trial court judge held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in the 1983 offer. In the absence of actual damages, the trial court judge awarded the DOJ the maximum civil penalty of $7.09 million, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. Both the DOJ and UTC have appealed the decision. Should the government ultimately prevail, the outcome of this matter could result in a material effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid.

As previously disclosed, in 2005 the Korean Fair Trade Commission (KFTC) conducted an inspection at the offices of Otis Korea and its Korean competitors with respect to collusive activities in the market for new equipment sales, and in May 2007 expanded its investigation to include pricing of subcontracts for elevator installation. In September 2008, the KFTC assessed a fine against Otis Korea of South Korean Won 17.3 billion (approximately $15 million) with respect to the new equipment sales investigation, which we previously accrued. A complaint regarding the installation subcontractor pricing investigation may be received sometime in 2009. We do not believe that any resulting fine will have a material adverse effect on Otis’ competitive position, results of operations, cash flows or financial condition.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2007 Form 10-K, and Part II, Item 1 of our 2008 Form 10-Q for the second quarter.

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

Our Global Growth is Subject to a Number of Economic Risks

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. Although our total revenues remained strong for the third quarter of 2008, the current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, financial strength of airline customers and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

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

We Engage in Acquisitions, and May Encounter Difficulties Integrating Acquired Businesses with Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of the Acquisitions

We seek to grow through strategic acquisitions. In the past several years, we have made various acquisitions and entered into joint venture arrangements intended to complement and expand our businesses, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls and business processes to these acquired businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

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

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2008	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
July 1 – July 31	3,813	$62.89	3,811	52,678
August 1 – August 31	4,716	65.15	4,710	47,968
September 1 – September 30	6,025	63.00	6,007	41,961

Total	14,554	$63.68	14,528

We repurchase shares under a program announced on June 11, 2008, which authorized the repurchase of up to 60 million shares of our common stock. This new authorization replaces a previous program, approved in December 2006, which was nearing completion. Under this program, shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock.

Item 6.	Exhibits

10.9	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated, October 8, 2008.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

100.INS	XBRL Instance Document.* (File name: utx-20080930.xml)

100.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20080930.xsd)

100.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20080930_pre.xml)

100.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20080930_lab.xml)

100.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20080930_cal.xml)

*	Submitted electronically herewith.

Attached as Exhibit 100 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended September 30, 2008 and 2007, (ii) Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008 and 2007, (iii) Condensed Consolidated Balance Sheet at September 30, 2008 and December 31, 2007, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of United Technologies Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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

UNITED TECHNOLOGIES CORPORATION

Dated: October 21, 2008	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

Dated: October 21, 2008	by:	/s/ Charles D. Gill
Charles D. Gill
Senior Vice President and General Counsel

Dated: October 21, 2008	by:	/s/ Margaret M. Smyth
Margaret M. Smyth
Vice President, Controller

EXHIBIT INDEX

10.9	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated, October 8, 2008.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

100.INS	XBRL Instance Document.* (File name: utx-20080930.xml)

100.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20080930.xsd)

100.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20080930_pre.xml)

100.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20080930_lab.xml)

100.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20080930_cal.xml)

*	Submitted electronically herewith.

Attached as Exhibit 100 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended September 30, 2008 and 2007, (ii) Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008 and 2007, (iii) Condensed Consolidated Balance Sheet at September 30, 2008 and December 31, 2007, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of United Technologies Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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