Form 10-K
period 2008-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2009-02-11
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(CUSIP 913017 10 9)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒.    No  ☐.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2008 was approximately $59,346,468,617, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 31, 2009, there were 942,294,242 shares of Common Stock outstanding.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the United Technologies Corporation 2008 Annual Report to Shareowners for the fiscal year ended December 31, 2008 are incorporated by reference in Parts I, II and IV hereof; and (2) portions of the United Technologies Corporation Proxy Statement for the 2009 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

UNITED TECHNOLOGIES CORPORATION

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2008

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K for Year Ended December 31, 2008

Whenever reference is made in this Form 10-K to specific sections of UTC’s 2008 Annual Report to Shareowners (2008 Annual Report), those sections are incorporated herein by reference. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. As used herein, the terms “we,” “us,” “our” or “UTC,” unless the context requires otherwise, mean United Technologies Corporation and its subsidiaries.

PART I

Item 1.	Business

General

United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable to acquisitions and the internal development of our existing businesses. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report, especially the information contained therein under the heading “Business Overview.”

Our operating units include businesses with operations throughout the world. Otis, Carrier and UTC Fire & Security (collectively referred to as the commercial businesses) serve customers in the commercial and residential property industries worldwide. Carrier also serves commercial, industrial, transport refrigeration and food service equipment customers. Pratt & Whitney, Hamilton Sundstrand and Sikorsky (collectively referred to as the aerospace businesses) primarily serve commercial and government customers in both the original equipment and aftermarket parts and services markets of the aerospace industry. Hamilton Sundstrand and Pratt & Whitney also serve customers in certain industrial markets. For 2008, our commercial and industrial revenues (generated principally by our commercial businesses) were approximately 62 percent of our consolidated revenues, and commercial aerospace and military aerospace revenues were approximately 21 percent and 17 percent, respectively, of our consolidated revenues. Revenues for 2008 from outside the United States, including U.S. export sales, were 64 percent of our total segment revenues.

This Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Relations section of our Internet website (http://www.utc.com) under the heading “SEC Filings” as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Description of Business by Segment

We conduct our business through six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Each segment groups similar operating companies and the management organization of each segment has general operating autonomy over a range of products and services. The principal products and services of each segment are as follows:

Otis	—elevators, escalators, moving walkways and service.

Carrier	—residential, commercial and industrial heating, ventilating, air conditioning (HVAC) and refrigeration systems and equipment, food service equipment, building automation and controls, HVAC and refrigeration components and installation, retrofit and aftermarket services.

UTC Fire & Security	—fire and special hazard detection and suppression systems and fire fighting equipment, electronic security, monitoring and rapid response systems and service and security personnel services.

Pratt & Whitney	—commercial, military, business jet and general aviation aircraft engines, parts and services, industrial gas turbines and space propulsion.

Hamilton Sundstrand	—aerospace products and aftermarket services, including power generation, management and distribution systems, flight systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units, propeller systems and industrial products, including air compressors, metering pumps and fluid handling equipment.

Sikorsky	—military and commercial helicopters, aftermarket helicopter and aircraft parts and services.

UTC is in the process of incorporating UTC Power’s combined cooling, heating and power systems business within Carrier’s businesses, its geothermal power systems business within Pratt & Whitney’s power systems business, and its space and defense fuel cell power plant business within Hamilton Sundstrand’s energy, space and defense business. These transitions are expected to be completed during the first half of 2009.

Segment financial data for the years 2006 through 2008, including financial information about foreign and domestic operations and export sales, appears in Note 16 to the Consolidated Financial Statements in our 2008 Annual Report.

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

Revenues generated by Otis’ international operations were 80 percent and 81 percent of total Otis segment revenues in 2008 and 2007, respectively. At December 31, 2008, Otis’ backlog was $15,025 million as compared to $14,146 million at December 31, 2007. Of the total Otis backlog at December 31, 2008, approximately $8,476 million is expected to be realized as sales in 2009.

Carrier

Carrier is the world’s largest manufacturer and distributor of HVAC and refrigeration systems. It also produces food service equipment and HVAC and refrigeration-related controls for residential, commercial, industrial and transportation applications. Carrier also provides installation, retrofit and aftermarket services and components for the products it sells and those of other manufacturers in the HVAC and refrigeration industries. Carrier’s products and services are sold under Carrier and other brand names to building contractors and owners, homeowners, transportation companies, retail stores and food service companies. Carrier sells directly to the end customer and through manufacturers’ representatives, distributors, wholesalers, dealers and retail outlets. Certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather. Carrier customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in the distribution channels.

Revenues generated by Carrier’s international operations, including U.S. export sales, were 60 percent and 59 percent of total Carrier segment revenues in 2008 and 2007, respectively. At December 31, 2008, Carrier’s business backlog was $1,996 million as compared to $2,097 million at December 31, 2007. Substantially all the business backlog at December 31, 2008 is expected to be realized as sales in 2009.

UTC Fire & Security

UTC Fire & Security is a global provider of security and fire safety products and services. We created the UTC Fire & Security segment in the second quarter of 2005 upon acquiring Kidde and adding the Kidde industrial, retail and commercial fire safety businesses to the former Chubb segment. In the electronic security industry, UTC Fire & Security provides system integration, installation and service of intruder alarms, access control systems and video surveillance systems under several brand names including Chubb. In the fire safety industry, UTC Fire & Security designs, manufactures, integrates, installs, sells and services a wide range of specialty hazard detection and fixed suppression products and systems and manufactures, sells and services portable fire extinguishers and other fire fighting equipment under several brand names, including Kidde. UTC Fire & Security also provides monitoring, response and security personnel services, including cash-in-transit security, to complement its electronic security and fire safety businesses. Its products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants and other end-users requiring a high level of security and fire protection for their businesses and residences.

UTC Fire & Security provides its products and services under Chubb, Kidde and other brand names and sells directly to the customer as well as through manufacturer representatives, distributors, dealers and U.S. retail distribution. Revenues generated by UTC Fire & Security’s international operations were 83 percent and 82 percent of total UTC Fire & Security segment revenues in 2008 and 2007, respectively. At December 31, 2008, UTC Fire & Security’s business backlog was $1,064 million as compared to $1,084 million at December 31, 2007. Substantially all the business backlog at December 31, 2008 is expected to be realized as sales in 2009.

Pratt & Whitney

Pratt & Whitney is among the world’s leading suppliers of aircraft engines for the commercial, military, business jet and general aviation markets. Pratt & Whitney’s Global Services provides maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services for large commercial engines. Pratt & Whitney produces families of engines for wide and narrow body aircraft in the commercial and military markets. Pratt & Whitney also sells engines for industrial applications and space propulsion systems. Pratt & Whitney Canada (P&WC) is a world leader in the production of engines powering business, regional, light jet, utility and military aircraft and helicopters. Pratt & Whitney Rocketdyne (PWR) is a leader in the design, development and manufacture of sophisticated aerospace propulsion systems for military and commercial applications, including the U.S. space shuttle. Pratt & Whitney’s Global Material Solutions (GMS) is in the process of engineering, certifying, manufacturing and selling new parts, including life limited parts, for CFM56®-3 engines.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which revenues, costs and risks are shared. At December 31, 2008, the interests of participants in new and existing Pratt & Whitney-directed commercial jet engine production programs ranged from 14 percent to 29 percent. In addition, Pratt & Whitney has interests in other engine programs, including a 33 percent interest in the International Aero Engines (IAE) collaboration that sells and supports V2500® engines for the Airbus A320 family of aircraft. At December 31, 2008, a portion of Pratt & Whitney’s interests in IAE (equivalent to 4 percent of the overall IAE collaboration) were held by Pratt & Whitney sub-partners. Pratt & Whitney also has a 50 percent interest in the Engine Alliance (EA), a joint venture with GE Aviation, undertaken to develop, market and manufacture the GP7000® engine for the Airbus A380 aircraft. This engine entered into service with its first revenue service flight in August 2008. At December 31, 2008, 40 percent of Pratt & Whitney’s 50 percent interest in the EA was held by other participants. Pratt & Whitney is also pursuing additional collaboration partners.

In terms of engine development programs, Pratt & Whitney is under contract with the U.S. Air Force to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Lightning II aircraft being developed by Lockheed Martin. In addition, Pratt & Whitney is currently developing technology intended to enable it to power proposed and future aircraft, including testing of the PurePower PW1000G geared turbofan engine. The technology demonstrator of the PurePower PW1000G engine completed flight testing in 2008. Pratt & Whitney has also received Federal Aviation Authority (FAA) certification for the Advantage 70 upgrade to its PW4000 engine for Airbus A330 aircraft. The Advantage 70 upgrade is intended to reduce maintenance and fuel costs and increase thrust. Certifications for the Advantage 70 from the European Aviation Safety Agency (EASA) are anticipated in 2009. PWR is developing a liquid fuel J-2X engine to support NASA’s vision for space exploration. PWR is also upgrading the performance of the RS68 engine to support U.S. Air Force launch requirements and NASA requirements. P&WC is developing the PW600 engine series for the very light jet market. In 2008, P&WC received FAA and EASA certification for the PW600. PW600 engine models have been selected by engine manufacturers such as Cessna Aircraft and Embraer. P&WC is also developing the PW210 engine for Sikorsky’s S-76D helicopter and the PurePower PW800 for the new generation of long-range business jets. In 2008, IAE received EASA and FAA aircraft certification for its SelectOneTM upgrade to the V2500 engine for the Airbus A320 family of aircraft. The first of these upgraded engines entered into revenue service in October 2008. The SelectOne upgrade is part of IAE’s V2500SelectSM program of product and service enhancements launched in November 2005. In 2008, GMS received supplemental type certifications from the FAA and EASA for all of the CFM56-3 engine life limited parts being developed by GMS. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion.

Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, space launch vehicle providers and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market-driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine programs, create uncertainty regarding engine program profitability. The vast majority of sales are made directly to the end customer and, to a limited extent, through independent distributors and foreign sales representatives. Sales to Airbus and Boeing were 11.7 and 6.5 percent, respectively, of total Pratt & Whitney revenues in 2008, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. government were 27.4 percent of total Pratt & Whitney segment revenues in 2008.

Revenues from Pratt & Whitney’s international operations, including U.S. exports, were 60 percent and 56 percent of total Pratt & Whitney segment revenues in 2008 and 2007, respectively. At December 31, 2008, Pratt & Whitney’s business backlog was $23,570 million, including $5,871 million of U.S. government-funded contracts and subcontracts, as compared to $23,607 million and $5,334 million, respectively, at December 31, 2007. Of the total Pratt & Whitney backlog at December 31, 2008, approximately $8,975 million is expected to be realized as sales in 2009. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total revenues from these contracts. See Note 1 to the Consolidated Financial Statements in our 2008 Annual Report for a description of our accounting for long-term contracts.

Hamilton Sundstrand

Hamilton Sundstrand is among the world’s leading suppliers of technologically advanced aerospace and industrial products and aftermarket services for diversified industries worldwide. Hamilton Sundstrand’s aerospace products, such as power generation, management and distribution systems, flight systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units and propeller systems, serve commercial, military, regional, business and general aviation, as well as space and undersea applications. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet maintenance programs. Hamilton Sundstrand sells aerospace products to airframe manufacturers, the U.S. and foreign governments, aircraft operators and independent distributors. Hamilton Sundstrand sales of aerospace products to Boeing, Airbus and Pratt & Whitney, collectively, including sales where the U.S. government was the ultimate customer, were 17.3 percent of Hamilton Sundstrand segment sales in 2008.

Hamilton Sundstrand is engaged in development programs for the Boeing 787 aircraft, the Lockheed Martin F-35 Lightning II military aircraft and the Airbus A400M military aircraft, and has developed and delivered systems for the Airbus A380 aircraft. Hamilton Sundstrand is also the prime contractor for NASA’s space suit/life support system and produces environmental monitoring and control, life support, mechanical systems and thermal control systems for the U.S. space shuttle program, the international space station and the Orion crew exploration vehicle.

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

Revenues generated by Hamilton Sundstrand’s international operations, including U.S. export sales, were 51 percent and 50 percent of total Hamilton Sundstrand segment revenues in 2008 and 2007, respectively. At December 31, 2008, Hamilton Sundstrand’s business backlog was $5,226 million, including $913 million under U.S. government-funded contracts and subcontracts, as compared to $5,152 million and $823 million, respectively, at December 31, 2007. Of the total Hamilton Sundstrand backlog at December 31, 2008, approximately $2,543 million is expected to be realized as sales in 2009.

Sikorsky

Sikorsky is one of the world’s largest manufacturers of military and commercial helicopters and also provides aftermarket helicopter and aircraft parts and services.

Current major production programs at Sikorsky include the UH-60M Black Hawk medium-transport helicopters and HH-60M Medevac helicopters for the U.S. and foreign governments, the S-70 Black Hawk for foreign governments, the MH-60S and MH-60R helicopters for the U.S. Navy, the International Naval Hawk for multiple naval missions, and the S-76 and S-92 helicopters for commercial operations. The UH-60M helicopter is the latest and most modern in a series of Black Hawk variants that Sikorsky has been delivering to the U.S. Army since 1978 and requires significant additional assembly hours relative to the previous variants. In December 2007, the U.S. government and Sikorsky signed a five-year multi-service contract for 537 H-60 helicopters to be delivered to the U.S. Army and U.S. Navy, which include the UH-60M, HH-60M, MH-60S and MH-60R. The contract includes options for an additional 263 aircraft, spares, and kits, potentially making it the largest contract in UTC and Sikorsky history. Actual production quantities will be determined year-by-year over the life of the program based on funding allocations set by Congress and Pentagon acquisition priorities. The deliveries of the aircraft are scheduled to be made through 2012. Sikorsky is also developing the CH-53K next generation heavy lift helicopter for the U.S. Marine Corps and the CH-148, a derivative of the H-92, a military variant of the S-92, for the Canadian government. The latter is being developed under a fixed-price contract that provides for the development, production, and 20-year logistical support of 28 helicopters. This is the largest and most expansive fixed-price development contract in Sikorsky’s history. In December 2008, Sikorsky and the Canadian government executed amendments to the contract that revised the delivery schedule and contract specifications. The first test flight was successfully conducted in November 2008 and delivery of the first helicopter is scheduled for the fourth quarter of 2010.

Sikorsky’s aftermarket business includes spare parts sales, overhaul and repair services, maintenance contracts and logistics support programs for helicopters and other aircraft. Sales are made directly by Sikorsky and by its subsidiaries and joint ventures. Sikorsky is increasingly engaging in logistics support programs and partnering with its government and commercial customers to manage and provide maintenance and repair services.

Revenues generated by Sikorsky’s international operations, including U.S. export sales, were 36 percent and 34 percent of total Sikorsky revenues in 2008 and in 2007, respectively. At December 31, 2008, Sikorsky’s business backlog was $13,167 million, including $6,725 million under U.S. government-funded contracts and subcontracts, as compared to $11,445 million and $5,180 million, respectively, at December 31, 2007. Of the total Sikorsky backlog at December 31, 2008, approximately $6,055 million is expected to be realized as sales in 2009.

Other

UTC Power has developed products and services for commercial buildings using 200kW phosphoric acid fuel cell and microturbine-driven absorption chilling systems. These systems are highly efficient combined cooling, heating and power systems. In addition, UTC Power has developed a geothermal power system capable of producing power from the lowest temperature geothermal water used to date to produce electricity. UTC Power is the world leader in the application of fuel cell technology to transportation applications, including automobiles, transit buses and the U.S. space shuttle program. UTC Power is also a provider of energy advisory and consulting services aimed at making commercial buildings more energy efficient.

UTC Power is the world leader in stationary fuel cell power with more than 260 200kW phosphoric acid fuel cell power plants sold since 1992. UTC Power has also developed a 400kW fuel cell which is scheduled to be placed into service in 2009. This new fuel cell is expected to have greater durability than any other large stationary fuel cell currently available in the market. UTC Power’s automotive and bus transportation fuel cell power plants are based on proton exchange membrane (PEM) technology, including its PureMotion 120 power plant, which is currently used in revenue service in transit bus applications in Connecticut, California and Europe. UTC Power is currently developing PEM fuel cells for submarine applications. In addition, UTC Power is a maker of alkaline-based fuel cells used to provide electricity and drinking water to the U.S. space shuttle.

Although fuel cells are believed to be superior to conventional power generation technologies in terms of total system efficiency and environmental characteristics, the technology is still in either early commercialization or development. Continued technology advancement and cost reduction are required to achieve wide-scale market acceptance. Government support is needed to fully commercialize fuel cell technology. There is still significant uncertainty as to whether and when commercially viable fuel cells will be produced.

UTC Power merged with UTC Fuel Cells, effective January 1, 2007, with UTC Power continuing as the surviving entity. UTC is in the process of incorporating UTC Power’s combined cooling, heating and power systems business within Carrier’s businesses, its geothermal power systems business within Pratt & Whitney’s power systems business, and its space and defense fuel cell power plant business within Hamilton Sundstrand’s energy, space and defense business. These transitions are expected to be completed during the first half of 2009. The results of UTC Power and UTC Fuel Cells are included in the “Eliminations and Other” category in the segment financial data in Note 16 to the Consolidated Financial Statements in our 2008 Annual Report.

Other Matters Relating to Our Business as a Whole

Competition and Other Factors Affecting Our Businesses

As worldwide businesses, our operations can be affected by a variety of economic and other factors, including those described in this section, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2008 Annual Report, in Item 1, “Cautionary Note Concerning Factors That May Affect Future Results,” and in Item 1A, “Risk Factors” in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the United States and other countries, and each competes on the basis of price, delivery schedule, product performance and service.

Our aerospace businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their national commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. Customer selections of engines and components can also have a significant impact on later sales of parts and services. In addition, the U.S. government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation, Rolls-Royce, Honeywell and Turbomeca. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4 and 13 to the Consolidated Financial Statements in our 2008 Annual Report.

Research and Development

Since changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $1,771 million or 3.1 percent of total sales in 2008, as compared with $1,678 million or 3.1 percent of total sales in 2007 and $1,529 million or 3.2 percent of total sales in 2006. We also perform research and development work under contracts funded by the U.S. government and other customers. This contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Hamilton Sundstrand and Sikorsky segments, amounted to $2,101 million in 2008, as compared to $2,123 million in 2007 and $1,952 million in 2006. These contract research and development costs include amounts that are expensed as incurred, through cost of products sold, and amounts that are capitalized into inventory to be subsequently recovered through production aircraft shipments. Of the totals, $2,008 million, $1,872 million and $1,621 million were expensed in 2008, 2007 and 2006, respectively. The remaining costs have been capitalized.

U.S. Government Contracts

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. government sales are made under fixed-price type contracts, while approximately $2,721 million or 4.6 percent of our total sales for 2008 were made under cost-reimbursement type contracts.

Our contracts with the U.S. government are also subject to audits. Like many defense contractors, we have received audit reports from the U.S. government which recommend that we reduce certain contract prices because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports have involved substantial reductions. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain cases. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” in this Form 10-K and Note 15 to the Consolidated Financial Statements in our 2008 Annual Report for further discussion.

Compliance with Environmental and Other Government Regulations

Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 15 to the Consolidated Financial Statements in our 2008 Annual Report.

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

We conduct our businesses through subsidiaries and affiliates worldwide. Changes in legislation or government policies can affect our worldwide operations. For example, governmental regulation of refrigerants and energy efficiency standards, elevator safety codes and fire safety regulations are important to the businesses of Carrier, Otis and UTC Fire & Security respectively, while government safety and performance regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact our aerospace businesses.

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

Employees and Employee Relations

At December 31, 2008, our total employment was approximately 223,100, approximately 65 percent of which represents employees based outside the United States. During 2008, we renegotiated thirteen multi-year collective bargaining agreements, the largest of which covered certain workers at Carrier, Hamilton Sundstrand, and Sikorsky. In 2009, numerous collective bargaining agreements are subject to renegotiation, the largest of which cover certain workers at Sikorsky and Carrier. We do not anticipate any problems in renegotiating these contracts that would either individually or in the aggregate have a material adverse effect on our financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to the Consolidated Financial Statements in our 2008 Annual Report.

For a discussion of other matters which may affect our financial condition, results of operations or cash flows, including the risks of our international operations, see the further discussion under the headings “General” and “Description of Business by Segment” in this section, Item 1A, “Risk Factors” in this Form 10-K, and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report.

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

•	future revenues, earnings, cash flow, uses of cash and other measures of financial performance;

•	the effect of economic conditions in the United States and globally, including the financial condition of our customers and suppliers;

•	new business opportunities;

•	restructuring costs and savings;

•	the scope, nature or impact of acquisition activity and integration into our businesses;

•	the development, production and support of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements;

•	the outcome of contingencies;

•	future repurchases of common stock;

•	future levels of indebtedness and capital spending; and

•	pension plan assumptions and future contributions.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Annual Report on Form 10-K for 2008 includes important information as to these factors that may cause actual results to vary materially from those stated in the forward-looking statements in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Risk Factors” and “Legal Proceedings” sections. Additional important information as to these factors is included in our 2008 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in the “Business” section under the headings “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2008 Annual Report.

Our Global Growth is Subject to a Number of Economic Risks

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, financial strength of airline customers and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries

The results of our commercial and industrial businesses, which generated approximately 62 percent of our revenues in 2008, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, the tightening of the U.S. credit markets and other global and political factors. In addition to these factors, Carrier’s financial performance can also be influenced by production and utilization of transport equipment and, in its residential business, weather conditions.

The results of our commercial and military aerospace businesses, which generated approximately 38 percent of our consolidated revenues in 2008, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. The challenging operating environment currently faced by commercial airlines is expected to continue. As a result, capital spending by commercial airlines and aircraft manufacturers may be influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, airline insolvencies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2009, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

Our Business May Be Affected by Government Contracting Risks

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigation (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges. In addition, we are also sensitive to U.S. military budgets, which may fluctuate to reflect the policies of a new administration or Congress.

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Economic Conditions, Foreign Currency Fluctuations and Changes in Local Government Regulation

We conduct our business on a global basis, with approximately 64 percent of our total 2008 segment revenues derived from operations outside of the United States and from U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (primarily the commercial businesses) where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins may also be negatively impacted by worldwide currency fluctuations that result in higher costs for cross border transactions. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

The majority of sales in the aerospace businesses is transacted in U.S. dollars, consistent with established industry practice, while the majority of costs at locations outside the United States is incurred in the applicable local currency (principally the Euro and the Canadian dollar). For operating units with U.S. dollar sales and local currency costs, there is a foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. dollar revenues. See Note 1 to the Consolidated Financial Statements in our 2008 Annual Report for a discussion of our hedging strategies.

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

We Engage in Acquisitions, and May Encounter Difficulties Integrating Acquired Businesses with Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of the Acquisitions

We seek to grow through strategic acquisitions. In the past several years, we have made various acquisitions and entered into joint venture arrangements intended to complement and expand our businesses, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, the recent effectiveness of Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” which, among other things, requires companies to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

	Number of Facilities - Owned
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	—	13	7	36	22	8	—	86
Europe & Middle East	7	7	12	2	18	—	—	46
Asia	4	3	—	6	2	—	—	15
Emerging Markets*	10	19	7	12	5	2	—	55

	21	42	26	56	47	10	—	202

Non-Manufacturing:
North America	4	5	1	28	4	—	13	55
Europe & Middle East	16	12	2	—	1	—	—	31
Asia	2	2	5	1	—	—	—	10
Emerging Markets*	7	7	5	3	—	—	—	22

	29	26	13	32	5	—	13	118

	Number of Facilities - Leased
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	1	5	7	24	8	7	2	54
Europe & Middle East	3	3	16	1	12	1	—	36
Asia	—	2	—	4	3	—	—	9
Emerging Markets*	2	6	6	—	4	—	—	18

	6	16	29	29	27	8	2	117

	Number of Facilities - Leased
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Non-Manufacturing:
North America	4	93	16	14	3	6	4	140
Europe & Middle East	10	22	13	—	—	—	—	45
Asia	8	3	7	1	1	1	—	21
Emerging Markets*	9	11	6	—	—	—	—	26

	31	129	42	15	4	7	4	232

*	For purposes of this table, emerging markets is based on the countries included in the Morgan Stanley Capital International Emerging Markets Global IndexSM.

Our fixed assets as of December 31, 2008 include manufacturing facilities and non-manufacturing facilities such as warehouses set forth in the tables above and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2008 are in good operating condition, are well-maintained and substantially all are in regular use.

Our management believes that the fixed assets capitalized and the facilities in operation at December 31, 2008 for the production of our products are suitable and adequate for the business conducted therein in the current business environment and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time adjust our facility needs.

For discussion of the effect of our restructuring actions on manufacturing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to the Consolidated Financial Statements in our 2008 Annual Report.

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

As previously disclosed, during the first quarter of 2007, the Austrian Federal Competition Authority (Competition Authority) filed a complaint with the Cartel Court in Austria (Cartel Court) against Otis’ Austrian subsidiary in connection with an investigation of unlawful collusive arrangements in the Austrian elevator and escalator industry. On December 14, 2007, the Cartel Court, at the request of the Competition Authority, assessed civil fines against the participants in the collusive arrangements, including a fine of €18.2 million (approximately $26 million) against Otis’ Austrian subsidiary, which fine was fully provided for as of December 31, 2007. Otis Austria appealed this ruling in January 2008. In October 2008, the Cartel Court denied the appeal and in December 2008, this fine was paid in full.

As previously disclosed, in 2005 the Korean Fair Trade Commission (KFTC) conducted an inspection at the offices of Otis Korea and its Korean competitors with respect to collusive activities in the market for new equipment sales, and in May 2007 expanded its investigation to include pricing of subcontracts for elevator installation. In September 2008, the KFTC assessed a fine against Otis Korea of South Korean Won 17.3 billion (approximately $15 million) with respect to the new equipment sales investigation, which we previously accrued. In November 2008, this fine was paid in full. In October 2008, the KFTC notified us that the installation subcontractor pricing investigation had been closed without action.

In December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky’s liability is approximately $80 million (including interest). We believe this claim is without merit and intend to appeal.

Like many other industrial companies in recent years, we or our subsidiaries are named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of our products or premises. While we have never manufactured asbestos and no longer incorporate it in any currently-manufactured products, certain of our historical products, like those of many other manufacturers, have contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of the closed cases have been resolved for amounts that are not material individually or in the aggregate. Based on the information currently available, we do not believe that resolution of these asbestos-related matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

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

No matters were submitted to security holders for a vote during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Performance Graph and Comparative Stock Data appearing in our 2008 Annual Report containing the following data relating to our Common Stock: shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends are hereby incorporated by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference in Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2008.

2008	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
October 1 – October 31	2,883	51.22	2,879	39,082
November 1 – November 30	5,185	48.83	5,184	33,898
December 1 – December 31	5,462	48.98	5,460	28,438

Total	13,530	49.40	13,523	28,438

We repurchase shares under a program announced on June 11, 2008, which authorized the repurchase of up to 60 million shares of our common stock. This new authorization replaced a previous program, approved in December 2006, which was nearing completion. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act, as amended. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 7,000 shares were reacquired in transactions outside the program during the quarter.

Item 6.	Selected Financial Data

The Five Year Summary appearing in our 2008 Annual Report, containing revenues, net income, basic and diluted earnings per share, cash dividends per common share, total assets and long-term debt is hereby incorporated by reference. See “Notes to Consolidated Financial Statements” in our 2008 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hereby incorporate by reference in this Form 10-K the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risk sensitive instruments, see discussion under the heading “Market Risk and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report and under the heading “Foreign Exchange and Hedging Activity” in Note 1 and Note 12 to the Consolidated Financial Statements in our 2008 Annual Report.

Item 8.	Financial Statements and Supplementary Data

The 2008 and 2007 Consolidated Balance Sheet, and other financial statements for the years 2008, 2007 and 2006, together with the report thereon of PricewaterhouseCoopers LLP dated February 11, 2009 in our 2008 Annual Report are incorporated by reference in this Form 10-K. The 2008 and 2007 unaudited Selected Quarterly Financial Data appearing in our 2008 Annual Report is incorporated by reference in this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2008 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the section of our Proxy Statement for the 2009 Annual Meeting of Shareowners titled “General Information Concerning the Board of Directors,” under the headings “Nominees,” “The Audit Committee,” and “The Committee on Nominations and Governance.”

Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2004	Age 2/11/09
Alain Bellemare	President, Hamilton Sundstrand Corporation (since January 2009)	President, Pratt & Whitney Canada	47

Ari Bousbib	President, Commercial Companies and Executive Vice President (since May 2008)	President, Otis Elevator	47

J. Thomas Bowler, Jr.	Senior Vice President, Human Resources and Organization (since 2007)	Vice President, Human Resources, United Technologies Corporation; Vice President, Human Resources and Organization, Pratt & Whitney	56

William M. Brown	President, UTC Fire & Security (since 2006)	President, Asia Pacific, Carrier Corporation	46

Louis R. Chênevert	Director (since April 2008), President (since 2006) and Chief Executive Officer (since April 2008)	President and Chief Operating Officer, United Technologies Corporation; President, Pratt & Whitney	51

Geraud Darnis	President, Carrier Corporation (since 2001)	—	49

George David	Director (since 1992) and Chairman (since 1997)	Director, Chairman and Chief Executive Officer, United Technologies Corporation; Director, Chairman, President and Chief Executive Officer, United Technologies Corporation	66

James E. Geisler	Vice President, Corporate Strategy & Planning (since September 2008)	Vice President, Finance, United Technologies Corporation; Director, Financial Planning and Analysis, United Technologies Corporation	42

Charles D. Gill	Senior Vice President and General Counsel (since 2007)	Vice President and General Counsel, and Secretary, Carrier Corporation; Executive Assistant to Chairman and Chief Executive Officer, United Technologies Corporation	44

Gregory J. Hayes	Senior Vice President and Chief Financial Officer (since September 2008)	Vice President, Accounting and Finance, United Technologies Corporation; Vice President, Accounting and Control, United Technologies Corporation; Vice President, Controller, United Technologies Corporation	48

David P. Hess	President, Pratt & Whitney (since January 2009)	President, Hamilton Sundstrand Corporation; President, Hamilton Sundstrand Aerospace Power Systems	53

Didier Michaud-Daniel	President, Otis Elevator (since May 2008)	President, Otis United Kingdom and Central Europe Area, Otis Elevator	51

Name	Title	Other Business Experience Since 1/1/2004	Age 2/11/09
Jeffrey P. Pino	President, Sikorsky Aircraft (since 2006)	Senior Vice President, Corporate Strategy, Marketing & Commercial Programs, Sikorsky Aircraft	54

Thomas I. Rogan	Vice President, Treasurer (since 2001)	—	56

Margaret M. Smyth	Vice President, Controller (since 2007)	Vice President and Chief Accounting Officer, 3M Co.; Managing Partner, Deloitte & Touche	45

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2009 Annual Meeting of Shareowners titled “Section 16(a) Beneficial Ownership Reporting Compliance.” We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.investors.utc.com/utc/Static%20files/Governance/coe_english.pdf. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Committee on Nominations and Governance, Public Issues Review Committee and Committee on Compensation and Executive Development are available on our website at http://www.investors.utc.com/utc/Governance/Board_Committee_Charters.html. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, United Technologies Building, Investor Relations, Hartford, CT 06101.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2009 Annual Meeting of Shareowners titled “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference to the sections of our Proxy Statement for the 2009 Annual Meeting titled “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners.” The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 concerning common stock issuable under equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c)
Plan category					Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	65,318,000	(2)	$48.72		43,300,000	(3)
Equity compensation plans not approved by security holders	9,539,000	(4)	$39.40		0
Total	74,857,000		$47.53	(5)	43,300,000

(1)

Consists of shares of UTC Common Stock or units equal in value to a share of UTC Common Stock (e.g., restricted stock, restricted stock units, performance share units) (Full Share Award) available for future issuance under the terms of the 2005 Long-Term Incentive Plan, as amended (2005 LTIP). Full Share Awards will result in a reduction in the number of shares of UTC Common Stock available for delivery under the 2005 LTIP in an amount equal to 3.1 times the number of shares to which the award corresponds. Stock options and stock appreciation rights do not constitute Full Share Awards and will result in a reduction in the number of shares of UTC Common Stock available for delivery under the 2005 LTIP on a one-for-one basis.

(2)

Consists of options awarded under the 1989 Long Term Incentive Plan (1989 LTIP), the 2005 LTIP and the Non-Employee Director Stock Option Plan (Non-Employee Director Plan). Options issued under the 1989 LTIP include options that resulted from the conversion of awards granted under equity compensation plans of Sundstrand Corporation at the time it was merged into Hamilton Sundstrand. This amount includes 281,000 restricted shares and restricted share units and 2,991,000 performance share units at the target level. Up to an additional 2,991,000 could be issued if performance goals are achieved above target.

(3)	Represents the maximum number of shares of common stock available to be awarded as of December 31, 2008.
(4)

Consists of options awarded under the UTC Employee Stock Option Plan. This Plan authorized the award of non-qualified stock options to employees below the executive level considered to have the potential to contribute to the long-term success of UTC. These options consisted of rights to purchase a specified number of shares of UTC Common Stock at a fixed option price equal to the fair market value of UTC Common Stock on the date the stock option was granted. Options vested three years after the grant date and have a ten-year term. Effective April 14, 2005, all equity compensation awards are now provided under the shareowner-approved 2005 LTIP.

(5)	Weighted-average calculation does not include restricted shares and performance share units because they have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2009 Annual Meeting titled “Transactions with Related Persons” and “General Information Concerning the Board of Directors.”

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2009 Annual Meeting titled “Appointment of a Firm of Independent Registered Public Accountants to Serve as Independent Auditors for 2009,” including information provided with “Audit Fees,” “Audit Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated by reference from the 2008 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2008:

Page Number in Form 10-K
SCHEDULE I—Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

SCHEDULE II—Valuation and Qualifying Accounts	S-II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number
3(i)	Restated Certificate of Incorporation, restated as of May 8, 2006, incorporated by reference to Exhibit 3(i) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2006.

3(ii)	Bylaws as amended and restated effective December 10, 2008, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on December 12, 2008.

4.1	Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(a) to UTC’s Registration Statement on Form S-3 (Commission file number 333-60276) filed with the SEC on May 4, 2001). UTC hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of UTC and its consolidated subsidiaries and any unconsolidated subsidiaries.

10.1	United Technologies Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 as amended January 1, 2009.*

10.2	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.3	United Technologies Corporation Pension Preservation Plan, as amended and restated, effective January 1, 2005.*

10.4	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992, and Amendment thereto, effective December 10, 2003, incorporated by reference to Exhibit 10.4 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003 and Amendment thereto, effective June 11, 2008, incorporated by reference to Exhibit 10.4 of UTC’s Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2008.

10.5	United Technologies Corporation Deferred Compensation Plan, as amended and restated, effective January 1, 2005.*

10.6	United Technologies Corporation Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.7	United Technologies Corporation Executive Leadership Program, incorporated by reference to Exhibit 10.7 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004, as amended.

10.8	United Technologies Corporation Directors’ Restricted Stock/Unit Program, incorporated by reference to Exhibit 10(xiii) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.9	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated October 8, 2008, incorporated by reference to Exhibit 10.9 to UTC’s Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2008.

10.10	United Technologies Corporation Special Retention and Stock Appreciation Program, incorporated by reference to Exhibit 10(xvi) to UTC’s Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 1995.

10.11	United Technologies Corporation Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, Amendment 1 thereto, incorporated by reference to Exhibit 10(iii)(A)(2) to UTC’s Report on Form 10-Q for the quarterly period ended June 30, 2000, Amendment 2 thereto, incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Report on Form 10-Q for the quarterly period ended June 30, 2001, Amendment 3 thereto, incorporated by reference to Exhibit 10.17 to UTC’s Annual Report on Form 10-K for fiscal year ending December 31, 2001, Amendment 4 thereto, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2002 and Amendment 5 thereto, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.12	United Technologies Corporation Employee Stock Option Plan, incorporated by reference to Exhibit 10.13 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002, and Amendment 1 thereto, incorporated by reference to Exhibit 10.13 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.13	United Technologies Corporation Employee Scholar Program, as amended and restated on June 27, 2003, incorporated by reference to Exhibit 10.14 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.14	Nonqualified Stock Option and Dividend Equivalent Award Schedule of Terms relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812 ) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.15 to UTC’s Annual Report on form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2004.

10.15	Restricted Stock Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.1 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.16	Nonqualified Stock Option Award Schedule of Terms and Form of Award relating to the United Technologies Corporation Long-Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.2 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.17	Restricted Stock Unit Award relating to the United Technologies Corporation Directors’ Restricted Stock/Unit Program (previously filed as Exhibit 10(xiii) to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992), incorporated by reference to Exhibit 10.3 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.18	Form of Award relating to the United Technologies Corporation Nonemployee Director Stock Option Plan (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, as amended by Amendment 1 thereto (previously filed as Exhibit 10(iii)(A)(2) to the Corporation’s Report on Form 10-Q for quarterly period ended June 30, 2000), Amendment 2 thereto (previously filed as Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2001), Amendment 3 thereto (previously filed as Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2001), Amendment 4 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for fiscal year ending December 31, 2002) and Amendment 5 thereto (previously filed as Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2003)), incorporated by reference to Exhibit 10.4 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.19	Recognition Stock Option Program Prospectus and Statement of Award relating to the United Technologies Corporation Employee Stock Option Plan (previously filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2002, as amended by Amendment 1, filed as Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.5 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.20	Continuous Improvement Incentive Program Non-qualified Stock Option and Dividend Equivalent Award Schedule of Terms and Forms of Award relating to the United Technologies Corporation Long Term Incentive Plan (previously filed as Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995 and Amendment No. 2 filed as Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003), incorporated by reference to Exhibit 10.6 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.21	Retainer Payment Election Form relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (previously filed as Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended 1995, as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10(iii)(A)(1) to the Corporation’s Report on Form 10-Q (Commission file number 1-812) for quarterly period ended June 30, 2000)), incorporated by reference to Exhibit 10.8 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.22	United Technologies Corporation 2005 Long-Term Incentive Plan, as amended and restated effective April 9, 2008, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008.

10.23	Schedule of Terms for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.24	Form of Award Agreement for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.25	Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008), incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.26	Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008), incorporated by reference to Exhibit 10.4 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.27	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on December 20, 2005.

10.28	Schedule of Terms for performance share unit awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008).*

10.29	Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008).*

10.30	United Technologies Corporation Executive Leadership Group Agreement, as amended, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on March 24, 2006.

10.31	Form of Agreement for Executive Leadership Group Restricted Share Unit Retention Awards, incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on March 24, 2006.

10.32	Schedule of Terms for Executive Leadership Restricted Share Unit Awards, incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on March 24, 2006.

10.33	United Technologies Corporation Board of Directors 2006 Retainer Payment Election Form, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 18, 2006.

10.34	Form of Award Agreement for Performance Share Units and Stock Appreciation Rights Awards relating to the 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K filed with the SEC on October 16, 2006.

10.35	United Technologies Corporation International Deferred Compensation Replacement Plan, effective January 1, 2005.*

10.36	United Technologies Corporation LTIP Performance Share Unit Deferral Plan, relating to the 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008).*

11	Statement Re: Computations of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Annual Report for the year ended December 31, 2008 (except for the information therein expressly incorporated by reference in this Form 10-K, the Annual Report is provided solely for the information of the SEC and is not to be deemed “filed” as part of this Form 10-K).*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.investors.utc.com/utc/Static%20files/Governance/coe_english.pdf.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24	Powers of Attorney of John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Edward A. Kangas, Charles R. Lee, Richard D. McCormick, Harold W. McGraw III, Richard B. Myers, H. Patrick Swygert, André Villeneuve and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

100.INS	XBRL Instance Document.* (File name: utx-20081231.xml)

100.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20081231.xsd)

100.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20081231_pre.xml)

100.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20081231_lab.xml)

100.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20081231_cal.xml)

100.DEF	XBRL Taxonomy Definition Linkbase Document.* File name: utx-20081231_def.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.36 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.

Attached as Exhibit 100 to this report are the following formatted in XBRL (Extensible Business Reporting Language) for the year ended December 31, 2008: (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Changes in Shareowners’ Equity, and (v) Notes to Consolidated Financial Statements tagged in Block Text format. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of United Technologies Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

By:	/s/ MARGARET M. SMYTH
Margaret M. Smyth
Vice President, Controller

Date: February 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE DAVID	Director, Chairman	February 11, 2009
(George David)

/s/ LOUIS R. CHÊNEVERT	Director, President and Chief Executive Officer	February 11, 2009
(Louis R. Chênevert)

/s/ GREGORY J. HAYES	Senior Vice President and Chief Financial Officer	February 11, 2009
(Gregory J. Hayes)

/s/ MARGARET M. SMYTH	Vice President, Controller	February 11, 2009
(Margaret M. Smyth)

/s/ JOHN V. FARACI*	Director )
(John V. Faraci)

/s/ JEAN-PIERRE GARNIER*	Director )
(Jean-Pierre Garnier)

/s/ JAMIE S. GORELICK *	Director )
(Jamie S. Gorelick)

/s/ EDWARD A. KANGAS *	Director )
(Edward A. Kangas )

/s/ CHARLES R. LEE*	Director )
(Charles R. Lee)

/s/ RICHARD D. MCCORMICK*	Director )
(Richard D. McCormick)

	/s/ HAROLD W. MCGRAW III*	Director )
(Harold W. McGraw III)

	/s/ RICHARD B. MYERS*	Director )
(Richard B. Myers)

	/s/ H. PATRICK SWYGERT*	Director )
(H. Patrick Swygert)

	/s/ ANDRÉ VILLENEUVE*	Director )
(André Villeneuve)

	/s/ CHRISTINE TODD WHITMAN*	Director )
(Christine Todd Whitman)

*By:	/s/ Charles D. Gill
Charles D. Gill
Senior Vice President and General Counsel, as Attorney-in-Fact

Date: February 11, 2009

SCHEDULE I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of United Technologies Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 11, 2009 appearing in the 2008 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 11, 2009

S-I

SCHEDULE II

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Three Years Ended December 31, 2008

(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:

Balance December 31, 2005	$426
Provision charged to income	71
Doubtful accounts written off (net)	(89)
Other adjustments	16

Balance December 31, 2006	424
Provision charged to income	41
Doubtful accounts written off (net)	(101)
Other adjustments	4

Balance December 31, 2007	368
Provision charged to income	159
Doubtful accounts written off (net)	(129)
Other adjustments	(12)

Balance December 31, 2008	$386

Future Income Tax Benefits—Valuation allowance:

Balance December 31, 2005	$496
Additions charged to income tax expense	99
Additions charged to goodwill, due to acquisitions	24
Reductions credited to income tax expense	(92)
Other adjustments	15

Balance December 31, 2006	542
Additions charged to income tax expense	131
Additions charged to goodwill, due to acquisitions	2
Reductions credited to income tax expense	(36)
Other adjustments	(94)

Balance December 31, 2007	545
Additions charged to income tax expense	146
Reductions charged to goodwill, due to acquisitions	(152)
Reductions credited to income tax expense	(11)
Other adjustments	170

Balance December 31, 2008	$698

S-II