Form 10-Q
period 2009-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2009-04-24
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.

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

At March 31, 2009 there were 942,035,668 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2009

United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. As used herein, the terms “we,” “us,” “our” or “UTC,” unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
(in millions of dollars, except per share amounts)	2009	2008
Revenues:
Product sales	$8,662	$9,945
Service sales	3,537	3,889
Other income, net	50	124

	12,249	13,958

Costs and Expenses:
Cost of products sold	6,756	7,601
Cost of services sold	2,351	2,637
Research and development	409	411
Selling, general and administrative	1,483	1,635

Operating profit	1,250	1,674
Interest	175	165

Income before income taxes	1,075	1,509
Income tax expense	276	430

Net income	799	1,079
Less: Noncontrolling interest in subsidiaries’ earnings	77	79

Net income attributable to common shareowners	$722	$1,000

Earnings Per Share of Common Stock:
Basic	$.79	$1.05
Diluted	$.78	$1.03

Dividends per share of Common Stock	$.39	$.32

Average number of shares outstanding:
Basic	918	952
Diluted	926	975

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions of dollars)	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$3,272	$4,327
Accounts receivable, net	8,797	9,480
Inventories and contracts in progress, net	8,601	8,340
Future income tax benefits	1,573	1,551
Other current assets	979	769

Total Current Assets	23,222	24,467

Customer financing assets	993	1,002
Future income tax benefits	3,530	3,633
Fixed assets	14,791	15,106
Less: Accumulated depreciation	(8,661)	(8,758)

Net Fixed Assets	6,130	6,348

Goodwill	15,228	15,363
Intangible assets	3,321	3,443
Other assets	2,374	2,581

Total Assets	$54,798	$56,837

Liabilities and Equity
Short-term borrowings	$879	$1,023
Accounts payable	4,813	5,594
Accrued liabilities	11,614	12,069
Long-term debt currently due	633	1,116

Total Current Liabilities	17,939	19,802

Long-term debt	9,315	9,337
Future pension and postretirement benefit obligations	6,525	6,574
Other long-term liabilities	4,233	4,198

Total Liabilities	38,012	39,911

Shareowners’ Equity:
Common Stock	11,222	11,179
Treasury Stock	(14,514)	(14,316)
Retained earnings	25,519	25,159
Unearned ESOP shares	(193)	(200)
Accumulated other non-shareowners’ changes in equity	(6,221)	(5,905)

Total Shareowners’ Equity	15,813	15,917

Noncontrolling interest	973	1,009

Total Equity	16,786	16,926

Total Liabilities and Equity	$54,798	$56,837

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2009	2008
Operating Activities:
Net income attributable to common shareowners	$722	$1,000
Noncontrolling interest in subsidiaries’ earnings	77	79

Net Income	799	1,079
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	306	319
Deferred income tax provision (benefit)	14	(38)
Stock compensation cost	34	58
Change in:
Accounts receivable	325	(324)
Inventories and contracts in progress	(504)	(803)
Other current assets	(59)	(40)
Accounts payable and accrued liabilities	(480)	686
Other, net	50	(49)

Net cash flows provided by operating activities	485	888

Investing Activities:
Capital expenditures	(167)	(237)
Investments in businesses	(122)	(157)
Dispositions of businesses	—	31
Increase in customer financing assets, net	(15)	(22)
Other, net	83	(47)

Net cash flows used in investing activities	(221)	(432)

Financing Activities:
Repayment of long-term debt, net	(502)	(6)
(Decrease) increase in short-term borrowings, net	(95)	868
Common Stock issued under employee stock plans	36	42
Dividends paid on Common Stock	(339)	(293)
Repurchase of Common Stock	(200)	(801)
Other, net	(109)	(109)

Net cash flows used in financing activities	(1,209)	(299)

Effect of foreign exchange rate changes on cash and cash equivalents	(110)	78

Net (decrease) increase in cash and cash equivalents	(1,055)	235

Cash and cash equivalents, beginning of year	4,327	2,904

Cash and cash equivalents, end of period	$3,272	$3,139

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at March 31, 2009 and for the quarters ended March 31, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2008 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2008 (2008 Form 10-K). Certain reclassifications have been made herein to 2008 amounts to conform to the current year presentation. These include the adoption of Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160) and Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). See discussion in Notes 9 and 12, respectively, to the Condensed Consolidated Financial Statements.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. Effective January 1, 2009, we adopted the provisions of SFAS 141(R), “Business Combinations (revised 2007)” (SFAS 141(R)). SFAS 141(R) retains the underlying concepts of SFAS 141, “Business Combinations” (SFAS 141) in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all of our business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).

During the first three months of 2009, our investment in businesses was approximately $122 million, and primarily consisted of additional investments in the commercial businesses. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the acquisition method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities, relocation or reduction of employees and other restructuring activities. For acquisitions subject to SFAS 141(R), during the measurement period, we will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under SFAS 141. There was no significant impact from the effects of the SFAS 141(R) changes on our acquisition activity in the first three months of 2009.

Goodwill. Changes in our goodwill balances for the first three months of 2009 were as follows:

(in millions of dollars)	Balance as of January 1, 2009	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of March 31, 2009
Otis	$1,193	$35	$(60)	$1,168
Carrier	3,270	1	(84)	3,187
UTC Fire & Security	5,074	23	(42)	5,055
Pratt & Whitney	1,037	—	—	1,037
Hamilton Sundstrand	4,423	1	(3)	4,421
Sikorsky	249	—	(6)	243

Total Segments	15,246	60	(195)	15,111
Eliminations & Other	117	—	—	117

Total	$15,363	$60	$(195)	$15,228

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2009		December 31, 2008
(in millions of dollars)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$1,556	$(691)	$1,625	$(700)
Patents and trademarks	345	(113)	333	(103)
Other, principally customer relationships	2,442	(866)	2,460	(825)

	4,343	(1,670)	4,418	(1,628)

Unamortized:
Trademarks and other	648	—	653	—

Total	$4,991	$(1,670)	$5,071	$(1,628)

Amortization of intangible assets for the quarter ended March 31, 2009 was $86 million compared with $92 million for the same period of 2008. Amortization of these intangible assets for 2009 through 2013 is expected to approximate $275 million per year.

Note 2: Earnings Per Share

	Quarter Ended March 31,
(in millions of dollars, except per share amounts)	2009	2008
Net income attributable to common shareowners	$722	$1,000

Average shares:
Basic	918	952
Stock awards	8	23

Diluted	926	975

Earnings per share of Common Stock:
Basic	$0.79	$1.05
Diluted	$0.78	$1.03

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights (SARs) and stock options when the average market price of the common stock is lower than the exercise price of the related SARs and options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the three months ended March 31, 2009 and 2008, the number of stock awards excluded from the computation was 50.0 million and 5.9 million, respectively.

Note 3: Inventories and Contracts in Progress

(in millions of dollars)	March 31, 2009	December 31, 2008
Inventories consist of the following:
Raw materials	$1,286	$1,271
Work-in-progress	3,441	3,295
Finished goods	3,697	3,634
Contracts in progress	6,120	6,113

	14,544	14,313
Less:
Progress payments, secured by lien, on U.S. government contracts	(372)	(476)
Billings on contracts in progress	(5,571)	(5,497)

	$8,601	$8,340

As of March 31, 2009 and December 31, 2008, inventory also includes capitalized research and development costs of $855 million and $833 million, respectively, related to certain aerospace programs. These capitalized costs will be liquidated as production units are delivered to the customer. The capitalized contract research and development costs within inventory principally relate to capitalized costs on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Certain reclassifications have been made to the 2008 inventory components presented above in order to conform to the current year presentation.

Note 4: Borrowings and Lines of Credit

At March 31, 2009, we had committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion under a $1.5 billion revolving credit agreement and a $1.0 billion multicurrency revolving credit agreement, both of which are available for general funding purposes, including acquisitions. As of March 31, 2009, there were no borrowings under either of these revolving credit agreements, which expire in October 2011 and November 2011, respectively. As of March 31, 2009, the undrawn portions under both of these agreements were available to serve as backup facilities for the issuance of commercial paper. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had $515 million of commercial paper outstanding at March 31, 2009, all of which was scheduled to mature in less than one month.

In February 2009, we redeemed the entire $500 million outstanding principal amount of Floating Rate Notes that were due in June 2009 at a redemption price in U.S. dollars equal to 100% of the principal amount, plus interest accrued.

We have an existing universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Note 5: Income Taxes

We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, South Korea, Singapore, Spain, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1998.

We assess uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. There were no material changes to unrecognized tax benefits or to related accrued interest in the quarter. It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net decrease of $150 million to a net increase of $50 million resulting from additional worldwide uncertain tax positions, from the reevaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is €182 million (approximately $245 million) of tax benefits that we have claimed related to a 1998 German reorganization. These tax benefits are currently being reviewed by the German Tax Office in the course of an audit of tax years 1999 to 2000. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter has been appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. It is our position that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As developments in the pending ECJ case warrant, it may become necessary for us to accrue for this matter, and related interest.

We expect, in 2009, to complete the examination phase of the Internal Revenue Service (IRS) review of tax years 2004 and 2005 and that the IRS review of tax years 2006 and 2007 will commence.

The effective tax rate for the first quarter of 2009 decreased as compared to the same period of 2008 as a result of a favorable tax impact of approximately $25 million related to the formation of a commercial venture.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Contributions to these plans during the first three months of 2009 and 2008 were as follows:

	Quarter Ended March 31,
(in millions of dollars)	2009	2008
Defined Benefit Plans	$23	$28

Defined Contribution Plans	$53	$55

There were no contributions to our domestic defined benefit pension plans in the first quarter of 2009 and 2008.

The following table illustrates the components of net periodic benefit cost for our pension and other postretirement benefits:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(in millions of dollars)	2009	2008	2009	2008
Service cost	$106	$113	$1	$1
Interest cost	316	320	12	13
Expected return on plan assets	(399)	(420)	—	—
Amortization	14	13	(1)	(2)
Recognized actuarial net loss (gain)	56	30	(1)	—

	93	56	11	12
Net settlement and curtailment loss (gain)	13	(2)	—	—

Total net periodic benefit cost	$106	$54	$11	$12

Note 7: Restructuring and Related Costs

During the first three months of 2009, we recorded net pre-tax restructuring and related charges in our business segments totaling $163 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$22
Carrier	41
UTC Fire & Security	14
Pratt & Whitney	64
Hamilton Sundstrand	19
Eliminations & Other	2
General corporate expenses	1

Total	$163

The net charges included $83 million in cost of sales, $75 million in selling, general and administrative expenses and $5 million in other income and, as described below, relate to actions initiated during 2009 and 2008 and trailing costs related to certain 2007 actions.

2009 Actions. During the first three months of 2009, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of administrative offices. We recorded net pre-tax restructuring and related charges totaling $151 million, including $74 million in cost of sales, $72 million in selling, general and administrative expenses and $5 million in other income.

As of March 31, 2009, net workforce reductions of approximately 1,900 employees of an expected 3,900 employees have been completed. The majority of the remaining workforce and all facility related cost reduction actions, expected to total 300,000 net square feet of facilities, are targeted for completion during 2009 and 2010.

The following table summarizes the accrual balances and utilization by cost type for the 2009 restructuring actions:

(in millions of dollars)	Severance	Asset Write-downs	Facility Exit and Lease Termination Costs	Total
Net pre-tax restructuring charges	$140	$6	$5	$151
Utilization	(41)	(6)	—	(47)

Balance at March 31, 2009	$99	$—	$5	$104

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$146	$6	$12	$164
Costs incurred - quarter ended March 31, 2009	(140)	(6)	(5)	(151)

Remaining costs at March 31, 2009	$6	$—	$7	$13

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred - Quarter Ended March 31, 2009	Remaining Costs at March 31, 2009
Otis	$26	$(21)	$5
Carrier	39	(35)	4
UTC Fire & Security	16	(13)	3
Pratt & Whitney	60	(59)	1
Hamilton Sundstrand	19	(19)	—
Eliminations & Other	3	(3)	—
General corporate expenses	1	(1)	—

Total	$164	$(151)	$13

2008 Actions. During the first three months of 2009, we recorded net pre-tax restructuring and related charges and reversals totaling $11 million for restructuring actions initiated in 2008, including $8 million in cost of sales and $3 million in selling, general and administrative expenses. The 2008 actions relate to ongoing cost reduction efforts, including selling, general and administrative reductions, principally at Carrier, Pratt & Whitney, and UTC Fire & Security, and the consolidation of manufacturing facilities.

As of March 31, 2009, net workforce reductions of approximately 4,800 employees of an expected 6,300 employees have been completed, and 100,000 net square feet of facilities of an expected 1.2 million net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2009 and 2010.

The following table summarizes the accrual balances and utilization by cost type for the 2008 restructuring actions:

(in millions of dollars)	Severance	Asset Write-downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at December 31, 2008	$152	$—	$7	$159
Net pre-tax restructuring charges	5	—	6	11
Utilization	(62)	—	(7)	(69)

Balance at March 31, 2009	$95	$—	$6	$101

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$300	$24	$62	$386
Costs incurred through December 31, 2008	(277)	(24)	(26)	(327)
Costs incurred - quarter ended March 31, 2009	(5)	—	(6)	(11)

Remaining costs at March 31, 2009	$18	$—	$30	$48

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred through December 31, 2008	Costs Incurred - Quarter ended March 31, 2009	Remaining Costs at March 31, 2009
Otis	$28	$(21)	$(1)	$6
Carrier	165	(141)	(6)	18
UTC Fire & Security	67	(58)	(1)	8
Pratt & Whitney	114	(93)	(5)	16
Hamilton Sundstrand	12	(13)	1	—
Eliminations & Other	—	(1)	1	—

Total	$386	$(327)	$(11)	$48

2007 Actions. During the first three months of 2009, we recorded net pre-tax restructuring and related charges of $1 million of facility exit costs in cost of sales in the Hamilton Sundstrand business segment for restructuring actions initiated in 2007. These actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. As of March 31, 2009, we have approximately $6 million of accrual balances remaining and expect to incur another $1 million of costs in 2009 to finalize these actions.

As of March 31, 2009, net workforce reductions of approximately 1,700 employees of an expected 1,800 employees have been completed, and 200,000 net square feet of facilities of an expected 500,000 net square feet have been exited. The remaining workforce and facility reduction actions are targeted for completion during 2009.

Note 8: Derivatives and Hedging Activities

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted SFAS 161 during the quarter ended March 31, 2009.

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS 133 and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures.

By nature, all financial instruments involve market and credit risks. We enter into derivative and other financial instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We limit counterparty exposure and concentration of risk by diversifying counterparties. While there can be no assurance, we do not anticipate any material non-performance by any of these counterparties.

FOREIGN CURRENCY FORWARD CONTRACTS. We manage our foreign currency transaction risks to acceptable limits through the use of derivatives to hedge forecasted cash flows associated with foreign currency transaction exposures which are accounted for as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria of SFAS 133, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Non-Shareowners’ Changes in Equity. These changes in fair value will subsequently be reclassified into earnings as a component of product sales or expenses, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

To the extent the hedge accounting criteria of SFAS 133 are not met, the foreign currency forward contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. These include hedges that are used to reduce exchange rate risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e. payables, receivables) and other economic hedges where the hedge accounting criteria of SFAS 133 were not met.

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $10.3 billion and $11.2 billion at March 31, 2009 and December 31, 2008, respectively.

COMMODITY FORWARD CONTRACTS. We enter into commodity forward contracts to reduce the risk of fluctuations in the price we pay for certain commodities (for example, nickel) which are used directly in the production of our products, or are components of the products we procure to use in the production of our products. These hedges are economic hedges and the changes in fair value of these contracts are recorded currently in earnings in the period in which they occur. The fair value of commodity contracts were insignificant for the period ended March 31, 2009.

The outstanding notional amount of contracts hedging commodity exposures was insignificant at March 31, 2009 and December 31, 2008, respectively.

The following table summarizes the fair value of derivative instruments as of March 31, 2009:

(in millions of dollars)	Assets Balance Sheet Location		Liabilities Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$5	Accrued Liabilities	$273
Foreign Exchange Contracts	Other Assets	8	Other Long-Term Liabilities	75

		$13		$348

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$99	Accrued Liabilities	$110
Foreign Exchange Contracts	Other Assets	—	Other Long-Term Liabilities	41

		$99		$151

Total Derivative Contracts		$112		$499

The impact on Accumulated Other Non-Shareowners’ Changes in Equity from foreign exchange derivative instruments that qualified as cash flow hedges under SFAS 133 for the period was as follows:

(in millions of dollars)	Quarter Ended March 31, 2009
Loss recognized in Accumulated Other Non-Shareowners’ Changes in Equity	$(133)
Loss reclassified from Accumulated Other Non-Shareowners’ Changes in Equity into Product Sales (effective portion)	(60)
Loss recognized in Other Income, net on derivative (ineffective portion)	(5)

Assuming current market conditions continue, of the amount recorded in Accumulated Other Non-Shareowners’ Changes in Equity, a $257 million pre-tax loss is expected to be reclassified into product sales or cost of products sold to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. Gains and losses recognized in earnings related to the discontinuance or the ineffectiveness of cash flow hedges was $5 million for the period ended March 31, 2009. The ineffectiveness recognized in earnings was the result of certain forecasted product sales transactions no longer occurring. At March 31, 2009, all derivative contracts accounted for as cash flow hedges mature by December 2014.

The effect on the Condensed Consolidated Statement of Operations from foreign exchange contracts not designated as hedging instruments under SFAS 133 was as follows:

(in millions of dollars)	Quarter Ended March 31, 2009
Loss recognized in Other Income, net	$(81)

Note 9: Equity

A summary of the changes in equity for the quarters ended March 31, 2009 and 2008 is provided below:

	Quarter Ended March 31,
(in millions of dollars)	2009			2008
	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$15,917	$1,009	$16,926	$21,355	$912	$22,267
Common Stock issued under employee plans	71		71	135		135
Common Stock repurchased	(200)		(200)	(820)		(820)
Dividends paid on Common Stock	(339)		(339)	(293)		(293)
Dividends paid on ESOP Common Stock	(15)		(15)	(12)		(12)
Dividends attributable to noncontrolling interest	—	(92)	(92)	—	(102)	(102)
Purchase of subsidiary shares from noncontrolling interest	(27)	(10)	(37)	—	—	—
Sale of subsidiary shares in noncontrolling interest	—	—	—	—	40	40
Acquired noncontrolling interest	—	14	14	—	18	18
Non-shareowners’ Changes in Equity:
Net income	722	77	799	1,000	79	1,079
Foreign currency translation, net	(295)	(25)	(320)	216	37	253
(Decreases) increases in unrealized gains from available-for-sale investments, net	(19)	—	(19)	6	—	6
Cash flow hedging losses	(52)	—	(52)	(26)	—	(26)
Change in pension and post-retirement benefit plans, net	50	—	50	25	—	25

Equity, end of period	$15,813	$973	$16,786	$21,586	$984	$22,570

Effective January 1, 2009, we adopted the provisions of SFAS 160. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $1,009 million and $984 million from the mezzanine section to equity in the December 31, 2008 and March 31, 2008 balance sheets, respectively.

Consistent with the adoption of SFAS 141(R) and SFAS 160, changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interest in subsidiaries and the effect on shareowners’ equity for the quarter ended March 31, 2009 is provided below:

(in millions of dollars)
Net income attributable to common shareowners	$722

Transfers to noncontrolling interests
Decrease in common stock for purchase of subsidiary shares	(27)

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$695

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2008.

The changes in the carrying amount of service and product warranties and product performance guarantees for the three months ended March 31, 2009 and 2008 are as follows:

(in millions of dollars)	2009	2008
Balance as of January 1	$1,136	$1,252
Warranties and performance guarantees issued	104	163
Settlements made	(120)	(186)
Other	(30)	8

Balance as of March 31	$1,090	$1,237

Note 11: Fair Value Measurement

SFAS No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed by FSP FAS 157-2 to fiscal years beginning after November 15, 2008, which we therefore adopted as of January 1, 2009. As of March 31, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

Valuation Hierarchy. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

(in millions of dollars)	Total Carrying Value at March 31, 2009	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$304	$304	$—	$—
Derivative assets	112	—	112	—
Derivative liabilities	499	—	499	—

Valuation Techniques. Our available for sale securities include equity investments that are traded in an active market. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities include foreign exchange and commodity derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of March 31, 2009, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159) permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have elected not to measure any additional financial instruments and other items at fair value.

Note 12: Collaborative Arrangements

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues generated from engine programs, spare parts sales, and aftermarket business under collaboration arrangements are recorded as earned in our financial statements. Amounts attributable to our collaborative partners for their share of revenues are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under theses arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement of the collaborator’s share of program costs is recorded as a reduction of the related expense item at that time. As of March 31, 2009, the collaborators’ interests in existing engine production programs ranged from 5 percent to 29 percent. Pratt & Whitney directs those programs and is the principal participant in all existing collaborative arrangements. There are no individually significant collaborative arrangements and none of the partners exceed 25 percent share in an individual program.

The following table illustrates the income statement classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented:

	Quarter Ended March 31,
(in millions of dollars)	2009	2008
Collaborator share of revenues:
Cost of products sold	$213	$254
Cost of services sold	7	3

Collaborator share of program costs (reimbursement of expenses incurred):
Cost of products sold	(19)	(22)
Research and development	(12)	(8)
Selling, general and administrative	(2)	(3)

In November 2007, the EITF issued EITF 07-1. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that participants in a collaborative arrangement report costs incurred and revenues generated from these transactions on a gross basis and in the appropriate line items in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal

versus Net as an Agent.” This Issue also requires disclosure of the nature and purpose of the participant’s collaborative arrangements, the participant’s rights and obligations under these arrangements, the accounting policy for collaborative arrangements, the income statement classification and amounts attributable to transactions arising from collaboration arrangements between participants, and the disclosure related to individually significant collaborative arrangements.

We adopted EITF 07-1 as of January 1, 2009. As required by EITF 07-1, we have applied the provisions of this Issue retrospectively for all periods presented. As a result, the collaborators’ share of revenues, which were previously reported on a net basis, are now reported on a gross basis. Certain reclassifications were made to the prior year amounts in both the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations. In the Condensed Consolidated Balance Sheet, accounts receivable and accounts payable were each increased by $368 million at December 31, 2008, in order to reflect the amounts owed to our collaborative partners for their share of revenues on a gross basis.

The following table illustrates the effect of the retrospective application on our Revenues and Costs and Expenses for all collaborative arrangements existing as of the effective date:

	Quarter Ended March 31, 2008
(in millions of dollars)	As Previously Reported	Effect of Adoption of EITF 07-1	Currently Reported
Revenues:
Product sales	$9,691	$254	$9,945
Service sales	3,886	3	3,889
Other income, net	124	—	124

	13,701	257	13,958

Costs and Expenses:
Cost of products sold	7,347	254	7,601
Cost of services sold	2,634	3	2,637
Research and development	411	—	411
Selling, general and administrative	1,635	—	1,635

Operating profit	$1,674	$—	$1,674

Note 13: Contingent Liabilities

Summarized below are the matters previously described in Note 15 of the Notes to the Consolidated Financial Statements in our 2008 Annual Report, incorporated by reference in our 2008 Form 10-K.

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

Our contracts with the U.S. government are also subject to audits. Like many defense contractors, we have received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate and continue to litigate certain other cases. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely settlement amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount.

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

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky’s liability is approximately $80 million (including interest). We believe this claim is without merit and intend to appeal.

Other. We extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.

We have accrued for environmental investigatory, remediation, operating and maintenance costs, performance guarantees and other litigation and claims based on our estimate of the probable outcome of these matters. While it is possible that the outcome of these matters may differ from the recorded liability, we believe that resolution of these matters will not have a material impact on our competitive position, results of operations, cash flows or financial condition.

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

Note 14: Segment Financial Data

Our operations are classified into six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services.

As discussed more fully in Note 12 to the Condensed Consolidated Financial Statements, we adopted EITF 07-1 as of January 1, 2009. As a result, the collaborators’ share of revenues, which were previously reported on a net basis, are now reported on a gross basis. Prior period amounts include retrospective application of EITF 07-1.

Results for the quarters ended March 31, 2009 and 2008 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions of dollars)	2009	2008	2009	2008	2009	2008
Otis	$2,665	$3,057	$506	$580	19.0%	19.0%
Carrier	2,487	3,409	22	248	0.9%	7.3%
UTC Fire & Security	1,286	1,598	93	115	7.2%	7.2%
Pratt & Whitney	3,180	3,464	436	526	13.7%	15.2%
Hamilton Sundstrand	1,381	1,461	192	229	13.9%	15.7%
Sikorsky	1,334	1,023	116	82	8.7%	8.0%

Total segments	12,333	14,012	1,365	1,780	11.1%	12.7%
Eliminations and other	(84)	(54)	(37)	(9)
General corporate expenses	—	—	(78)	(97)

Consolidated	$12,249	$13,958	$1,250	$1,674	10.2%	12.0%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

Note 15: Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new FSP.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2009 and 2008, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 24, 2009, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries (the “Corporation”) as of March 31, 2009 and the related condensed consolidated statement of operations for the three-month periods ended March 31, 2009 and 2008 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2009 and 2008. This interim financial information is the responsibility of the Corporation’s management.

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

As discussed in the Notes to the condensed consolidated interim financial information, the Corporation adopted FASB Statement No. 157, Fair Value Measurements in 2008, and changed the manner in which the Corporation accounts for business combinations, noncontrolling interests, and collaborative arrangements and the manner in which it provides disclosures about derivatives and hedging activities in 2009.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, of cash flows and of changes in shareowners’ equity for the year then ended (not presented herein), and in our report dated February 11, 2009 (which included an explanatory paragraph with respect to the Corporation’s change in the manner of accounting for defined benefit pension and other postretirement plans, uncertain tax positions and for the adoption of FASB Statement No. 157, Fair Value Measurements), we expressed an unqualified opinion on those consolidated financial statements. As discussed in the Notes to the accompanying condensed consolidated financial information, the Corporation changed its method of accounting for noncontrolling interests and collaborative arrangements in 2009. The accompanying 2008 condensed consolidated financial information reflects this change.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

April 24, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We conduct our business through six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses,” while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses.” The current status of significant factors impacting our business environment in the first quarter of 2009 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report, which is incorporated by reference in our 2008 Form 10-K. Certain reclassifications have been made to the 2008 amounts to conform to the current year presentation. These include the adoption of Statement of Financial Accounting Standard (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160) and Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). See discussion in Notes 9 and 12, respectively, to the Condensed Consolidated Financial Statements.

General

As worldwide businesses, our operations can be affected by global and regional industrial, economic and political factors. In order to limit the impact of any one industry or the economy of any single country on our consolidated operating results, our strategy has been, and continues to be, the maintenance of a balanced and diversified portfolio of businesses. Our businesses include both commercial and aerospace operations, original equipment manufacturing (OEM) businesses with extensive related aftermarket parts and services businesses, as well as shorter cycles in our commercial businesses, particularly Carrier, and longer cycles in our aerospace businesses. Our businesses include extensive geographic diversification that has evolved with the continued globalization of world economies.

However, the widespread nature of the current global economic contraction has created immediate challenges for most of our businesses and the markets in which they operate. Continuing volatility and financial disruption in the global markets, airline financial distress, softening business jet markets, weak commercial construction activity and depressed conditions in the transport refrigeration industries as well as domestic and certain international housing markets have adversely impacted aspects of our underlying businesses and are expected to continue to present challenges throughout 2009.

As a result of these adverse global economic conditions, total organic revenue declined 5% in the first quarter of 2009, compared to the same period a year ago. The adverse impact from both foreign currency translation (6%) and the impact of net divestitures completed in the past year (1%) contributed the remainder of the 12% contraction in total first quarter revenues year-over-year. The reduction in organic revenue growth reflects decreases in new equipment sales across all geographic regions at Otis, significantly lower volume for transport and commercial refrigeration products and continued weakness in the North American residential market at Carrier. UTC Fire & Security’s revenue decline reflects softness in certain security markets, particularly in North America and Europe. Weakness in construction and general manufacturing markets also contributed to reduced revenues year-over-year within Hamilton Sundstrand’s industrial business. Within the aerospace industry, declining passenger and cargo traffic, capacity reductions and lower aircraft utilization has resulted in a corresponding decrease in commercial aftermarket volume at both Pratt & Whitney and Hamilton Sundstrand. Continued government military spending and demand for military helicopters favorably impacted Sikorsky, which experienced 30% revenue growth in the first quarter of 2009 compared to the same period of 2008.

The decline in revenue contributed to a consolidated operating profit decline of 25%, as compared with the same period in 2008. The year-over-year decline also reflects the adverse impact of higher restructuring charges (8%) and the impact of foreign currency translation combined with currency hedges at Pratt & Whitney Canada (P&WC) (combined 6%). To help mitigate the impact of this challenging economic environment and better position us for 2010, we continue to focus on cost reduction. During the first quarter of 2009, we incurred restructuring charges of approximately $163 million to help mitigate the volume declines and to reduce structural and overhead costs across the businesses. We expect full year restructuring costs to total approximately $750 million, including the $163 million of charges incurred in the first quarter of 2009. However, with the exception of actions announced in April 2009, no specific plans for significant other actions have been finalized at this time.

The general strength of the U.S. dollar against certain currencies such as the Euro generated an adverse foreign currency impact of $.08 per share on our operational performance in the first quarter of 2009. This year-over-year impact is net of the beneficial impact of foreign currency translation and adverse impact of hedging at P&WC. The strength in the U.S. dollar benefits P&WC operating results, as the majority of P&WC’s revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. However, this benefit was more than offset by the adverse impact on revenues of maturing hedges that were executed when the U.S. dollar was weaker.

Commercial Businesses

Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, although Carrier also serves customers in the commercial and transport refrigeration industries. Revenues in the commercial businesses are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, tightening credit markets and other global and political factors. Carrier’s financial performance can also be influenced by production and utilization of transport equipment, and for its residential business, weather conditions. To ensure adequate supply of Carrier products in the distribution channel, Carrier customarily offers its customers incentives to purchase products.

Global economic conditions have adversely impacted the commercial businesses to varying degrees with the most significant effects being experienced at Carrier. The strong U.S. dollar, weakening commercial construction, the deterioration of the U.S. housing market and weak demand in end markets have all posed operating challenges. Further, although we have not seen a significant increase in cancellations of orders in the commercial businesses to date, we have experienced an increase in delays as the underlying projects contend with financing issues, as a result of the tight credit markets, as well as a decline in orders year-over-year. Order trends were weak in the quarter, although we saw stabilization in the rate of year-over-year decline across most of our businesses in March.

Within the Otis segment, revenues decreased 13% in the first quarter of 2009 reflecting lower volume (3%) and the unfavorable impact of foreign currency translation (10%). Weak economic conditions have continued to adversely impact many commercial construction markets around the world, contributing to new equipment order declines at Otis of 43%, including the adverse impact of foreign currency translation, during the first quarter of 2009 as compared to the same period of 2008. Softness in global commercial construction markets is expected to persist in the near term, further impacting new equipment sales, orders and pricing throughout 2009.

The challenging global economy continues to have an immediate impact on Carrier’s short cycle businesses, leading to a decline in organic revenue of 19%. Weak end markets continue to adversely impact the Refrigeration businesses, particularly transport refrigeration, and weakness in the U.S. housing market unfavorably impacted the North American Residential businesses. These adverse market conditions are expected to challenge Carrier throughout 2009. In response, Carrier continues to focus on implementing restructuring and other cost reduction initiatives.

UTC Fire & Security experienced a 20% revenue decline in the first quarter of 2009, primarily attributable to the adverse impact of foreign currency translation (16%). The decrease in organic revenue is primarily attributable to lower Security revenues as a result of weakness in security markets in North America and Europe, while the Fire Safety business was essentially flat year-over-year.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. Revenue passenger miles (RPMs), U.S. government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses.

The global aerospace industry continues to be challenged by the deepening global economic slowdown and reduced air travel. As a result, airframers, including business jet OEMs have seen lower levels of orders for aircraft. Due to the weak demand for business and general aviation aircraft, business jet OEMs have continued to make downward revisions to their production schedules, which has put additional pressure on P&WC. To combat the impact of reduced air travel, airlines have reduced capacity by idling some aircraft and retiring older and less fuel efficient aircraft, and have delayed orders and deliveries of new planes. Declining passenger and cargo traffic, capacity reductions, lower aircraft utilization, and cash conservation measures at some airlines have led to a corresponding decrease in commercial aerospace aftermarket volume at both Pratt & Whitney and Hamilton Sundstrand and accordingly consolidated commercial aerospace aftermarket revenue declined approximately 17% year-over-year. As a result of further expected air traffic declines, RPMs are now projected to decrease about 4% worldwide in 2009, compared to the prior year.

Continued government military spending drove military revenues to increase approximately 13% compared to the same period in 2008, primarily as a result of military helicopter demand at Sikorsky. With the strong government demand, Sikorsky’s military backlog remains near record levels.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first three months of 2009, we invested approximately $122 million in acquisitions, which consisted primarily of additional investments in our commercial businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity and the finalization of purchase accounting, goodwill increased approximately $60 million in the first quarter of 2009.

We continue to expect to invest approximately $2 billion in acquisitions for 2009, including those investments during the first quarter of 2009, although this will depend upon the timing, availability and appropriate value of acquisition opportunities.

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

Commercial airline financial distress/consolidation, global economic conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates and energy costs create uncertainties that could impact our earnings outlook for the remainder of 2009. See Part II, Item 1A, “Risk Factors” in this Form 10-Q for further discussion.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2008 Annual Report, incorporated by reference in our 2008 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2009.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter Ended March 31,		% change
(in millions of dollars)	2009	2008
Sales	$12,199	$13,834	(11.8)%
Other income, net	50	124	(59.7)%

Total revenues	$12,249	$13,958	(12.2)%

The 12% revenue decline in the first quarter of 2009, as compared to the same period of 2008, reflects organic revenue contraction of 5%, the impact of net acquisitions and divestitures (1%), and the adverse impact from foreign currency translation (6%) resulting from the strength of the U.S. dollar relative to currencies such as the Euro. As discussed above in the “Business Overview” section, the revenue contraction reflects decreases at most of our businesses, with particular weakness in our short cycle commercial businesses as a result of challenging global economic conditions. Continued weak air traffic, particularly international and cargo traffic, and cash conservation measures at some airlines have resulted in a corresponding decline in aftermarket revenues at both Pratt & Whitney and Hamilton Sundstrand. Military OEM revenue growth was driven largely by government demand for helicopters at Sikorsky. Also contributing to the year-over-year revenue decline is the adverse impact of maturing currency hedges at P&WC that were executed when the U.S. dollar was weaker.

The decrease in Other income, net in the first quarter of 2009 is largely related to lower equity income at Carrier from a joint venture in Japan, and lower royalty, interest and other miscellaneous income across the businesses.

Gross Margin

	Quarter Ended March 31,
(in millions of dollars)	2009	2008
Gross margin	$3,092	$3,596
Percentage of sales	25.3%	26.0%

Gross margin as a percentage of sales decreased 70 basis points primarily due to higher year-over-year restructuring costs across the businesses (60 basis points). Savings from previously initiated restructuring actions, net operational efficiencies and a continued focus on cost reduction helped to limit the impact of lower sales volumes, particularly in our higher margin aerospace aftermarket and transport refrigeration businesses.

Research and Development

	Quarter Ended March 31,
	2009		2008
(in millions of dollars)	Amount	% of sales	Amount	% of sales
Company-funded	$409	3.4%	$411	3.0%
Customer-funded	514	4.2%	528	3.8%

Total	$923	7.6%	$939	6.8%

Company-funded research and development spending was essentially flat in the three months ended March 31, 2009 compared to the same period in 2008. This reflects higher spending at Hamilton Sundstrand and Sikorsky across various programs offset by declines at Pratt & Whitney and Carrier. Company-funded research and development spending for the full year 2009 is expected to decrease by approximately $100 million from 2008 levels. Company-funded research and development spending is subject to the variable nature of program development schedules. The decrease in customer-funded research and development largely relates to reduced effort at Pratt & Whitney on the Joint Strike Fighter development program as it nears completion, partially offset by increases at Hamilton Sundstrand on various commercial, energy, space and defense programs.

Selling, General and Administrative

	Quarter Ended March 31,
(in millions of dollars)	2009	2008
Total expenses	$1,483	$1,635
Percentage of sales	12.2%	11.8%

The decrease in selling, general and administrative expenses is due primarily to a continued focus on cost reduction and the impact from restructuring and cost saving initiatives undertaken in 2008 and 2009 in anticipation of adverse economic conditions. As a percentage of sales, selling, general and administrative expenses increased 40 basis points. This increase reflects approximately 60 basis points attributable to higher restructuring costs year-over-year partially offset by the benefit from reduced overhead costs.

Interest Expense

	Quarter Ended March 31,
(in millions of dollars)	2009	2008
Interest expense	$175	$165
Average interest rate	5.9%	6.0%

Interest expense for the three months ended March 31, 2009 has increased as compared to the same period in 2008 primarily as a result of the issuances of $1.25 billion and $1.0 billion of long-term debt in December and May 2008, respectively, both bearing interest at 6.125%.

Income Taxes

	Quarter Ended March 31,
	2009	2008
Effective rate	25.7%	28.5%

The effective tax rate for the first quarter of 2009 decreased as compared to the same period of 2008 as a result of a favorable tax impact of approximately $25 million related to the formation of a commercial venture. The effective tax rate for the balance of the year is expected to be approximately 28%, before the impacts of any discrete events.

Net Income

	Quarter Ended March 31,
(in millions of dollars, except per share amounts)	2009	2008
Net income	$799	$1,079
Less: Noncontrolling interest in subsidiaries’ earnings	77	79

Net income attributable to common shareowners	722	1,000

Diluted earnings per share	$0.78	$1.03

The general strength of the U.S. dollar against certain currencies, such as the Euro, in the first quarter of 2009, generated an adverse foreign currency impact on our operational results in the quarter of $.08 per share. This impact includes the net impacts of both foreign currency translation and hedging at P&WC. In the first quarter of 2009, positive foreign currency translation at P&WC of $.06 per share was more than offset by the adverse impact of hedging. At P&WC, the strength of the U.S. dollar in the first quarter of 2009 generated positive foreign currency translation impact as the majority of P&WC’s revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. Due to the significant revenue growth at P&WC over the past few years, as well as the dramatic increase in the strength of the Canadian dollar to the U.S. dollar in early 2008, the hedges previously entered into generated an adverse foreign exchange impact as the U.S. dollar strengthened. As a result of hedging programs currently in place, P&WC’s 2009 full year operating results will include the adverse impact of foreign currency translation, net of hedging, of approximately $100 million. For additional discussion of hedging, refer to Note 8 to the Condensed Consolidated Financial Statements. Diluted earnings per share for the first quarter of 2009 were also favorably impacted by approximately $.03 per share as a result of the shares repurchased since April 1, 2008 under our share repurchase program.

Restructuring and Related Costs

During the first three months of 2009, we recorded net pre-tax restructuring and related charges totaling $163 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$22
Carrier	41
UTC Fire & Security	14
Pratt & Whitney	64
Hamilton Sundstrand	19
Eliminations and other	2
General corporate expenses	1

Total	$163

The net charges included $83 million in cost of sales, $75 million in selling, general and administrative expenses and $5 million in other income and, as described below, relate to actions initiated during 2009 and 2008 and trailing costs related to certain 2007 actions.

2009 Actions. During the first three months of 2009, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of administrative offices. We recorded net pre-tax restructuring and related charges totaling $151 million as follows: Otis $21 million, Carrier $35 million, UTC Fire & Security $13 million, Pratt & Whitney $59 million, Hamilton Sundstrand $19 million, Eliminations & Other $3 million and General corporate expenses $1 million. The charges included $74 million in cost of sales, $72 million in selling, general and administrative expenses and $5 million in other income. Those costs included $140 million for severance and related employee termination costs, $6 million for asset write-downs and $5 million for facility exit and lease termination costs.

We expect the 2009 actions that were initiated in the first three months to result in net workforce reductions of approximately 3,900 hourly and salaried employees, the exiting of approximately 300,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2009, we have completed net workforce reductions of approximately 1,900 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2009 and 2010. Approximately 80% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first three months of 2009, we had cash outflows of approximately $14 million related to the 2009 actions. We expect to incur additional restructuring and related charges of $13 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $180 million annually.

2008 Actions. During the first three months of 2009, we recorded net pre-tax restructuring and related charges and reversals of $11 million for actions initiated in 2008. The 2008 actions relate to ongoing cost reduction efforts, including selling, general and administrative reductions and the consolidation of manufacturing facilities. We recorded the charges (reversals) for the first three months of 2009 as follows: Otis $1 million, Carrier $6 million, UTC Fire & Security $1 million, Pratt & Whitney $5 million, Hamilton Sundstrand ($1 million) and Eliminations & Other ($1 million). The charges and reversals included $8 million in cost of sales and $3 million in selling, general and administrative expenses. Those costs and reversals included $5 million for severance and related employee termination costs and $6 million for facility exit and lease termination costs.

We expect the 2008 actions to result in net workforce reductions of approximately 6,300 hourly and salaried employees, the exiting of approximately 1.2 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2009, we have completed net workforce reductions of approximately 4,800 employees and exited 100,000 net square feet of facilities. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2009 and 2010. Approximately 80% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first three months of 2009, we had cash outflows of approximately $64 million related to the 2008 actions. We expect to incur additional restructuring and related charges of $48 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $400 million annually.

2007 Actions. During the first three months of 2009, we recorded net pre-tax restructuring and related charges of $1 million for actions initiated in 2007. The 2007 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. We recorded a charge of $1 million for the first three months of 2009 of facility exit costs in cost of sales in our Hamilton Sundstrand business segment.

We expect the 2007 actions to result in net workforce reductions of approximately 1,800 hourly and salaried employees, the exiting of approximately 500,000 net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2009, we have completed net workforce reductions of approximately 1,700 employees and exited 200,000 net square feet of facilities. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2009. Approximately 70% of the total pre-tax charge will require cash payments, which we will primarily fund with cash generated from operations. During the first three months of 2009, we had cash outflows of approximately $3 million related to the 2007 actions. We expect to incur additional restructuring and related charges of $1 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $110 million annually.

Additional 2009 Actions. We expect to initiate additional restructuring actions during the remainder of 2009 related to the current global economic downturn. Including trailing costs from previously announced restructuring actions, the full year 2009 restructuring cost is expected to be approximately $750 million and result in global employment reductions, in primarily overhead and selling, general and administrative functions, of approximately 11,600; however, except for those actions described above and similar actions announced in April 2009, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2009 and 2008 are included in “Eliminations and other” below, which also includes certain small subsidiaries.

As discussed more fully in Note 12 to the Condensed Consolidated Financial Statements, we adopted EITF 07-1 as of January 1, 2009. Accordingly, revenues were increased by the collaborators’ share of revenues with an offsetting increase to cost of sales. Prior period amounts include retrospective application of requirements of EITF 07-1.

Results for the quarters ended March 31, 2009 and 2008 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions of dollars)	2009	2008	2009	2008	2009	2008
Otis	$2,665	$3,057	$506	$580	19.0%	19.0%
Carrier	2,487	3,409	22	248	0.9%	7.3%
UTC Fire & Security	1,286	1,598	93	115	7.2%	7.2%
Pratt & Whitney	3,180	3,464	436	526	13.7%	15.2%
Hamilton Sundstrand	1,381	1,461	192	229	13.9%	15.7%
Sikorsky	1,334	1,023	116	82	8.7%	8.0%

Total segments	12,333	14,012	1,365	1,780	11.1%	12.7%
Eliminations and other	(84)	(54)	(37)	(9)
General corporate expenses	—	—	(78)	(97)

Consolidated	$12,249	$13,958	$1,250	$1,674	10.2%	12.0%

First quarter 2009 and 2008 restructuring and related charges included in consolidated operating profit totaled $163 million and $34 million, respectively, as follows:

	Quarter Ended March 31,
(in millions of dollars)	2009	2008
Otis	$22	$2
Carrier	41	11
UTC Fire & Security	14	6
Pratt & Whitney	64	14
Hamilton Sundstrand	19	1
Eliminations and other	2	—
General corporate expenses	1	—

Total	$163	$34

Otis – Revenues decreased $392 million (13%) in the first quarter of 2009 compared with the same period of 2008 reflecting lower volume (3%) and the unfavorable impact of foreign currency translation (10%). Declining new equipment sales in all geographic regions, reflecting a global economic slowdown in commercial construction, was partially offset by growth in maintenance and repair volume.

Operating profits decreased $74 million (13%) in the first quarter of 2009 compared with the same period of 2008 reflecting the adverse impact of foreign currency translation (9%) and higher restructuring expenses (3%). Field efficiencies and continued cost reduction offset the impact of declining new equipment sales.

Carrier – Revenues decreased $922 million (27%) in the first quarter of 2009 compared with the same period of 2008. Organic revenues declined 19% as a result of continued weak market conditions across all businesses, particularly transport refrigeration. The unfavorable impact of foreign currency translation (6%) and the net impact from acquisitions and divestitures (2%) accounted for the remaining year-over-year decline in revenues.

Operating profit decreased $226 million (91%) in the first quarter of 2009 compared with the same period of 2008 as all businesses experienced earnings declines due to unfavorable market conditions. The operating profit decrease was primarily due to the volume decline (74%), especially in our higher margin businesses, higher year-over-year restructuring costs (12%), the adverse cost impact from worldwide currency shifts (14%), and lower equity income from a joint venture in Japan (9%). Aggressive cost reduction and restructuring actions (combined 25%) partially offset these negative factors. The adverse impact of foreign currency translation and net acquisitions and divestitures comprise the majority of the remaining year-over-year decrease. Approximately 500 basis points of the decline in operating profit margin as a percentage of revenue was due to lower sales volume, which was most pronounced in Carrier’s higher margin businesses.

UTC Fire & Security – Revenues decreased $312 million (20%) in the first quarter of 2009 compared with the same period of 2008, principally due to the unfavorable impact of foreign currency translation (16%). Organic revenue declined 2% primarily due to lower revenues in the Security business, primarily in North America and Europe. The net impact from acquisitions and divestitures comprised the remainder of the year-over-year change.

Operating profits decreased $22 million (19%) in the first quarter of 2009 compared with the same period of 2008, principally due to the unfavorable impact of foreign currency translation (22%) and higher restructuring costs (7%). These adverse impacts were partially offset by the net impact from acquisitions and divestitures (4%). The benefit from previous restructuring actions, integration and continuing productivity and cost control initiatives comprised the majority of the remaining year-over-year change.

Pratt & Whitney – Revenues decreased $284 million (8%) in the first quarter of 2009 compared with the same period of 2008. The decrease is primarily attributable to lower commercial spares and aftermarket volume, partially offset by engine mix (combined 3%), a decrease at P&WC (3%) and lower development revenues and military spares volume (2%). The decline at P&WC primarily reflects the adverse impact of net hedging activity (4%) partially offset by increased engine volume (2%).

Operating profits decreased $90 million (17%) in the first quarter of 2009 compared with the same period of 2008. This decrease is primarily attributable to higher year-over-year restructuring costs (10%) and decreased profit contributions from the large commercial engine business (7%), primarily attributable to lower commercial spares volume. The adverse impact of net hedging activity was largely offset by the favorable impact of foreign currency translation. The decline in operating profit margin as a percent of revenue was primarily attributable to higher year-over-year restructuring costs, while the effect of net hedging activities combined with foreign currency translation and benefits from restructuring and cost reduction initiatives was essentially offset by the impact from lower volumes, particularly aftermarket.

Hamilton Sundstrand – Revenues decreased $80 million (5%) in the first quarter of 2009 compared with the same period of 2008, principally due to the unfavorable impact of foreign currency translation (3%) and the impact from net divestitures (3%). Organic growth was essentially flat reflecting an increase in aerospace revenues (3%) offset by a decrease in industrial revenues (3%). Within aerospace, OEM growth (7%) was partially offset by a decline in aftermarket (4%).

Hamilton Sundstrand’s operating profits decreased $37 million (16%) in the first quarter of 2009 as compared with the same period of 2008, principally due to higher restructuring costs (8%) and a decrease in the industrial businesses (5%) partially offset by an increase in aerospace (2%). Within aerospace, an operating profit increase from OEM (19%) was partially offset by a decline in aftermarket (13%) and increased research and development costs (4%). The remaining decrease is attributable to unfavorable foreign currency translation (2%) and the impact of net divestitures (2%). The decline in operating profit margin as a percent of revenue was primarily attributable to higher year-over-year restructuring costs.

Sikorsky – Revenues increased $311 million (30%) in the first quarter of 2009 as compared with the same period of 2008. This increase was primarily driven by higher volume military aircraft shipments and favorable mix of foreign military sales.

Operating profits increased $34 million (41%) in the first quarter of 2009 as compared to the same period of 2008. This improvement was primarily attributable to increased military aircraft deliveries, favorable mix for foreign military sales and improved operational efficiencies (combined 80%). These improvements were partially offset by costs associated with a new union contract (25%) entered into in the first quarter of 2009 and higher research and development and selling, general and administrative expenses (combined 15%).

Eliminations and other – For the three months ended March 31, 2009, the year-over-year change in Eliminations and other primarily reflects the impact of higher insurance costs.

LIQUIDITY AND FINANCIAL CONDITION

(in millions of dollars)	March 31, 2009	December 31, 2008	March 31, 2008
Cash and cash equivalents	$3,272	$4,327	$3,139
Total debt	10,827	11,476	10,017
Net debt (total debt less cash and cash equivalents)	7,555	7,149	6,878
Total equity[1]	16,786	16,926	22,570
Total capitalization (debt plus equity)[1]	27,613	28,402	32,587
Net capitalization (debt plus equity less cash and cash equivalents)[1]	24,341	24,075	29,448
Debt to total capitalization[1]	39%	40%	31%
Net debt to net capitalization[1]	31%	30%	23%

Note 1

Effective January 1, 2009, we adopted the provisions of SFAS No. 160. This statement requires the carrying value of noncontrolling interest (previously referred to as minority interest) to be removed from the mezzanine section of the balance sheet and reclassified as equity for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $1,009 million and $984 million from the mezzanine section to equity in the December 31, 2008 and March 31, 2008 balance sheets, respectively.

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows, which, after netting out capital expenditures, we target to equal or exceed net income attributable to common shareowners. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, and the ability to attract long-term capital at satisfactory terms.

Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business, are closely monitoring the impact on our customers and suppliers, and have determined that while there has been some increase in working capital levels, overall there has not been a significant impact on our financial position, results of operations or liquidity during the first quarter of 2009. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. However, as a result of losses experienced in the global equity markets, our domestic pension funds experienced a negative return on assets of approximately 27% in 2008. This negative return on our domestic plan in 2008, combined with a change in discount rate will increase pension costs by approximately $225 million in 2009 as compared to 2008. During the first quarter of 2009, our domestic pension funds continued to experience a negative return on assets, although not as significant as those experienced for the full year of 2008.

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

As discussed further below, our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates, including the $1.0 billion of long-term debt issuance in May 2008 and $1.25 billion of long-term debt issuance in December 2008. While market volatility cannot be predicted, we do not currently expect a significant impact to our liquidity, financial position or results of operations in 2009.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt to capitalization levels as well as our current credit standing. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s and Moody’s Investors Service. In March 2009, Standard and Poor’s affirmed both our short-term debt rating as A-1 and our long-term debt rating as A. Similarly, in February 2009, Moody’s Investors Service also affirmed its corporate rating on our long-term debt rating as A2, and in November 2008 affirmed our short-term debt rating as P-1. We continue to have access to the commercial paper markets and our existing credit facilities, and expect to continue to generate strong operating cash flows. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We will continue to transfer cash from those subsidiaries to UTC and to other international subsidiaries when it is cost effective to do so.

On occasion, we are required to maintain cash deposits with certain banks in respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2009, the amount of restricted cash was approximately $309 million and is included in current assets in the Condensed Consolidated Balance Sheet. Restricted cash as of March 31, 2008 was not significant.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required.

Cash Flow - Operating Activities

	Three Months Ended March 31,
(in millions of dollars)	2009	2008
Net cash flows provided by operating activities	$485	$888

The decrease in cash generated from operating activities in the first three months of 2009 as compared with the same period in 2008, is due largely to the decline in net income attributable to common shareowners from the lower volumes and to an increase in working capital. Cash used to fund working capital growth increased from $481 million in the first quarter of 2008 to $718 million in the first three months of 2009. This increase was largely attributable to lower customer advances of approximately $150 million at Sikorsky. The benefit from lower inventory build at Carrier of approximately $270 million was more than offset by a reduction to accounts payable and accrual levels associated with reduced volume.

Despite the 12% decline in consolidated revenues, working capital increased in the first quarter of 2009 by $718 million as noted. This increase was due partly to an increase in inventory levels associated largely with the continued high volumes at Sikorsky, the lag in timing of inventory purchases relative to shipments and the volume declines at Pratt & Whitney and the normal seasonal build at Carrier. The volume-led reductions to receivables were more than offset by the reduction in accounts payable and accrued liabilities. There has been a slight slippage in collections due to the current market conditions, while the decline in accounts payable and accrued liabilities reflects the volume declines, payments on year-end accruals, the timing of inventory receipts and the short-term management of the supply chain.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. Although we did not make any contributions to our domestic pension plans in the first quarter of 2009, we expect to make total contributions of up to $600 million to our pension plans during the year, including approximately $400 million to our domestic plans. Expected contributions to our defined pension plans in 2009 will meet or exceed the current funding requirements.

Cash Flow - Investing Activities

	Three Months Ended March 31,
(in millions of dollars)	2009	2008
Net cash flows used by investing activities	$(221)	$(432)

The decrease in the net use of cash flows year-over-year in investing activities is largely a result of a decrease in our capital expenditures of $70 million attributable to decreased spending across all segments and a year-over-year benefit of approximately $178 million on settlement of our foreign exchange derivatives. Customer financing activities was a net use of cash of $15 million for the first three months of 2009, compared to a net use of cash of $22 million for the same period in 2008. While we expect that 2009 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,011 million and $1,142 million related to commercial aircraft at March 31, 2009 and December 31, 2008, respectively, of which as much as $227 million may be required to be disbursed during 2009. Acquisition activity in the first quarter of 2009 was $122 million, compared to $157 million for the same period in 2008, and consisted of a number of small purchases primarily in the commercial businesses in both years. We expect total investments in businesses in 2009 to approximate $2 billion, including acquisitions announced during the first quarter of 2009; however, actual acquisition spending may vary depending upon the timing and availability of acquisition opportunities.

Cash Flow - Financing Activities

	Three Months Ended March 31,
(in millions of dollars)	2009	2008
Net cash flows used by financing activities	$(1,209)	$(299)

At March 31, 2009, we had two committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion. One credit commitment is a $1.5 billion revolving credit agreement. As of March 31, 2009, there were no borrowings under this revolving credit agreement, which expires in October 2011. We also have a $1.0 billion multicurrency revolving credit agreement that is available for general funding purposes, including acquisitions. During the first three months of 2009, we repaid approximately $460 million which had been borrowed under the multicurrency revolving credit agreement as of December 31, 2008. As of March 31, 2009, there were no borrowings under this revolving credit agreement, which expires in November 2011. As of March 31, 2009, the undrawn portions of both the $1.5 billion revolving credit agreement and $1.0 billion multicurrency revolving credit agreement were available to serve as backup facilities for the issuance of commercial paper. During the first three months of 2009, we repaid approximately $150 million for the commercial paper which was outstanding as of December 31, 2008. We had approximately $515 million of commercial paper outstanding at March 31, 2009, all of which was scheduled to mature within one month.

In February 2009, we redeemed the entire $500 million outstanding principal amount of Floating Rate Notes that were due in June 2009 at a redemption price in U.S. dollars equal to 100% of the principal amount, plus interest accrued. In June 2009, $400 million of Fixed Rate Notes are due.

We repurchased $200 million of common stock in the first three months of 2009, under an existing 60 million share repurchase program. Share repurchase in the first quarter of 2009 represents approximately 4 million shares. At March 31, 2009, approximately 24 million shares remain available for repurchase under the program. We expect total share repurchases in 2009 to be approximately $1 billion and expect the total number of outstanding shares to decrease during the year. However, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs. We paid dividends of $0.385 per share in the first quarter of 2009 totaling $339 million. On April 8, 2009, the Board of Directors declared a dividend of $0.385 per share payable June 10, 2009.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2008 Annual Report, incorporated by reference in our 2008 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At March 31, 2009, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as disclosed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2009. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2008 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO), and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO, and our Controller have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to factors that may cause actual results to vary materially from those stated in the forward-looking statements. See the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Continuing Operations,” and “Liquidity and Financial Condition” and the section titled “Risk Factors.” Our 2008 Annual Report also includes important information as to these risk factors in the “Business” section under the headings “Description of Business by Segment” and “Other Matters Relating to our Business as a Whole,” and in the “Risk Factors” and “Legal Proceedings” sections. Additional important information as to these factors is included in our 2008 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings

“Business Overview,” “Critical Accounting Estimates,” “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in the “Business” section under the headings “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in our 2008 Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2008 Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Our Global Growth is Subject to a Number of Economic Risks

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airline customers and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries

The results of our commercial and industrial businesses, which generated approximately 61% of our consolidated revenues in 2008, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, the tightening of the U.S. credit markets and other global and political factors. In addition to these factors, Carrier’s financial performance can also be influenced by production and utilization of transport equipment and, in its residential business, weather conditions.

The results of our commercial and military aerospace businesses, which generated approximately 39% of our consolidated revenues in 2008, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. The challenging operating environment currently faced by commercial airlines is expected to continue. As a result, capital spending by commercial airlines and aircraft manufacturers may be influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, airline insolvencies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2009, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

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

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Economic Conditions, Foreign Currency Fluctuations and Changes in Local Government Regulation

We conduct our business on a global basis, with approximately 63% of our total 2008 segment revenues derived from operations outside of the United States and from U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (primarily the commercial businesses) where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins may also be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

The majority of sales in the aerospace businesses is transacted in U.S. dollars, consistent with established industry practice, while the majority of costs at locations outside the United States is incurred in the applicable local currency (principally the Euro and the Canadian dollar). For operating units with U.S. dollar sales and local currency costs, there is a foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. dollar revenues. See Note 1 to the Consolidated Financial Statements in our 2008 Annual Report and Note 8 to the Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of our hedging strategies.

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

We Are Subject to Litigation and Legal Compliance Risks That Could Adversely Affect Our Operating Results

We are subject to a variety of litigation and legal compliance risks. These risks include, among other things, litigation concerning product liability matters, personal injuries, intellectual property rights, government contracts, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and sales and trading practices. We or one of our business units could be charged with wrongdoing as a result of such litigation. If convicted or found liable, we could be subject to fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in our 2008 Form 10-K. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50% likelihood that such tax benefit will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in an adverse effect on our results of operations in the period in which such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2009	Total Number of Shares Purchased (000’s)	Average Price Paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
January 1 - January 31	1,996	$50.16	1,995	26,443
February 1 - February 28	1,109	45.17	1,107	25,336
March 1 - March 31	1,251	40.10	1,247	24,089

Total	4,356	$46.00	4,349

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

We held our Annual Meeting of Shareowners on April 8, 2009. As of February 10, 2009, the record date for the meeting, 943,556,976 shares of UTC Common Stock were issued and outstanding. A quorum of 840,498,119 shares of Common Stock were present or represented at the meeting.

The following individuals were nominated and elected to serve as directors:

Louis R. Chênevert, George David, John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Carlos M. Gutierrez, Edward A. Kangas, Charles R. Lee, Richard D. McCormick, Harold McGraw III, Richard B. Myers, H. Patrick Swygert, André Villeneuve, and Christine Todd Whitman.

The Shareowners voted as follows on the following matters:

1)	Election of Directors. The voting results for each of the nominees were as follows:

Election of Directors	Votes For	Votes Withheld
Louis R. Chênevert	806,592,662	33,905,457
George David	803,190,367	37,307,752
John V. Faraci	789,471,482	51,026,637
Jean-Pierre Garnier	780,316,210	60,181,908
Jamie S. Gorelick	801,760,277	38,737,842
Carlos M. Gutierrez	835,869,055	4,629,064
Edward A. Kangas	824,894,605	15,603,513
Charles R. Lee	798,075,948	42,422,171
Richard D. McCormick	778,056,350	62,441,769
Harold McGraw III	777,855,186	62,642,933
Richard B. Myers	801,213,598	39,284,520
H. Patrick Swygert	786,369,700	54,128,419
André Villeneuve	804,965,736	35,532,383
Christine Todd Whitman	807,762,350	32,735,769

2)	A proposal of the Audit Committee and the Board of Directors to re-appoint PricewaterhouseCoopers LLP to serve as Independent Auditor. A total of 829,051,028 shares were voted for and 9,684,491 shares were voted against this proposal. The holders of 1,762,599 shares abstained from voting.

3)	A shareowner proposal recommending that the Board of Directors, within six months of the annual meeting of shareowners, provide a comprehensive report to shareowners of UTC’s significant promises made to foreign governments or firms in connection with foreign military sales, intended to offset U.S. dollar cost of weapons purchased by foreign nations. A total of 29,776,278 shares were voted for and 585,954,972 shares were voted against this proposal. The holders of 101,891,703 shares abstained from voting and there were 122,875,166 broker non-votes.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
12	Statement re: computation of ratio of earnings to fixed charges. *

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications. *

32	Section 1350 Certifications. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: April 24, 2009	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

Dated: April 24, 2009	by:	/s/ Charles D. Gill
Charles D. Gill
Senior Vice President and General Counsel

Dated: April 24, 2009	by:	/s/ Margaret M. Smyth
Margaret M. Smyth
Vice President, Controller

EXHIBIT INDEX

Exhibit Number	Exhibit Description
12	Statement re: computation of ratio of earnings to fixed charges. *

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications. *

32	Section 1350 Certifications. *

*	Submitted electronically herewith.