Form 10-Q
period 2009-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2009-07-24
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At June 30, 2009 there were 941,273,401 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2009

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,
(in millions of dollars, except per share amounts)	2009	2008
Revenues:
Product sales	$9,327	$11,657
Service sales	3,733	4,155
Other income, net	136	132

	13,196	15,944

Costs and Expenses:
Cost of products sold	7,111	8,829
Cost of services sold	2,490	2,807
Research and development	384	434
Selling, general and administrative	1,574	1,775

Operating profit	1,637	2,099
Interest	177	176

Income before income taxes	1,460	1,923
Income tax expense	394	548

Net income	1,066	1,375
Less: Noncontrolling interest in subsidiaries’ earnings	90	100

Net income attributable to common shareowners	$976	$1,275

Earnings Per Share of Common Stock:
Basic	$1.06	$1.35
Diluted	$1.05	$1.32

Dividends per share of Common Stock	$.39	$.32

Average number of shares outstanding:
Basic	919	944
Diluted	929	966

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
(in millions of dollars, except per share amounts)	2009	2008
Revenues:
Product sales	$17,989	$21,602
Service sales	7,270	8,044
Other income, net	186	256

	25,445	29,902

Costs and Expenses:
Cost of products sold	13,867	16,430
Cost of services sold	4,841	5,444
Research and development	793	845
Selling, general and administrative	3,057	3,410

Operating profit	2,887	3,773
Interest	352	341

Income before income taxes	2,535	3,432
Income tax expense	670	978

Net income	1,865	2,454
Less: Noncontrolling interest in subsidiaries’ earnings	167	179

Net income attributable to common shareowners	$1,698	$2,275

Earnings Per Share of Common Stock:
Basic	$1.85	$2.40
Diluted	$1.83	$2.34

Dividends per share of Common Stock	$.77	$.64

Average number of shares outstanding:
Basic	919	948
Diluted	927	971

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions of dollars)	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$4,016	$4,327
Accounts receivable, net	8,522	9,480
Inventories and contracts in progress, net	8,539	8,340
Future income tax benefits	1,593	1,551
Other current assets	966	769

Total Current Assets	23,636	24,467

Customer financing assets	1,029	1,002
Future income tax benefits	3,451	3,633
Fixed assets	15,077	15,106
Less: Accumulated depreciation	(8,898)	(8,758)

Net Fixed Assets	6,179	6,348

Goodwill	15,754	15,363
Intangible assets	3,456	3,443
Other assets	3,040	2,581

Total Assets	$56,545	$56,837

Liabilities and Equity
Short-term borrowings	$1,242	$1,023
Accounts payable	4,599	5,594
Accrued liabilities	11,877	12,069
Long-term debt currently due	853	1,116

Total Current Liabilities	18,571	19,802

Long-term debt	8,721	9,337
Future pension and postretirement benefit obligations	6,589	6,574
Other long-term liabilities	4,258	4,198

Total Liabilities	38,139	39,911

Shareowners’ Equity:
Common Stock	11,369	11,179
Treasury Stock	(14,661)	(14,316)
Retained earnings	26,133	25,159
Unearned ESOP shares	(187)	(200)
Accumulated other non-shareowners’ changes in equity	(5,275)	(5,905)

Total Shareowners’ Equity	17,379	15,917
Noncontrolling interest	1,027	1,009

Total Equity	18,406	16,926

Total Liabilities and Equity	$56,545	$56,837

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions of dollars)	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net income attributable to common shareowners	$1,698	$2,275
Noncontrolling interest in subsidiaries’ earnings	167	179

Net Income	1,865	2,454
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	609	645
Deferred income tax provision (benefit)	23	(133)
Stock compensation cost	78	110
Change in:
Accounts receivable	821	(936)
Inventories and contracts in progress	(320)	(822)
Other current assets	(75)	(16)
Accounts payable and accrued liabilities	(622)	1,035
Domestic pension contributions	(401)	—
Other, net	47	(31)

Net cash flows provided by operating activities	2,025	2,306

Investing Activities:
Capital expenditures	(340)	(542)
Investments in businesses	(197)	(546)
Dispositions of businesses	44	85
Increase in customer financing assets, net	(38)	(92)
Other, net	4	(136)

Net cash flows used in investing activities	(527)	(1,231)

Financing Activities:
(Repayment) issuance of long-term debt, net	(876)	994
Increase in short-term borrowings, net	248	586
Common Stock issued under employee stock plans	101	102
Dividends paid on Common Stock	(679)	(583)
Repurchase of Common Stock	(350)	(1,520)
Other, net	(229)	(191)

Net cash flows used in financing activities	(1,785)	(612)

Effect of foreign exchange rate changes on cash and cash equivalents	(24)	75

Net (decrease) increase in cash and cash equivalents	(311)	538

Cash and cash equivalents, beginning of year	4,327	2,904

Cash and cash equivalents, end of period	$4,016	$3,442

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at June 30, 2009 and for the quarters and six months ended June 30, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. We have adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS 165) effective beginning the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to July 24, 2009, the date of issuance of our financial statements. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2008 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2008 (2008 Form 10-K). Certain reclassifications have been made herein to 2008 amounts to conform to the current year presentation. These include the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160) and Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). See discussion in Notes 9 and 11, respectively, to the Condensed Consolidated Financial Statements.

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

During the first six months of 2009, our investment in businesses was approximately $197 million, and consisted primarily of a number of small acquisitions in both our commercial and aerospace businesses. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the acquisition method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities, relocation or reduction of employees and other restructuring activities. For acquisitions subject to SFAS 141(R), during the measurement period, we will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under SFAS 141. There was no significant impact from the effects of the SFAS 141(R) changes on our acquisition activity in the first six months of 2009.

During the second quarter of 2009, Otis recorded a $52 million non-cash, non-taxable gain recognized on the remeasurement to fair value of a previously held equity interest in a joint venture as a result of the purchase of a controlling interest.

In July 2009, Carrier and Watsco, Inc (Watsco) formed Carrier Enterprise, LLC, a venture to distribute Carrier, Bryant, Payne and Totaline residential and light commercial heating, ventilating and air-conditioning products in the U.S. Sunbelt region and selected territories in the Caribbean and Latin America. As part of the transaction, Carrier contributed its distribution businesses located in these regions into the new venture. In consideration of its contribution, Carrier received approximately 3 million shares of common stock of Watsco and a 40 percent non-controlling interest in the new venture, which included a business contributed by Watsco. Watsco will own a 60 percent interest in the venture with options to purchase an additional 20 percent interest from Carrier in future years.

Goodwill. Changes in our goodwill balances for the first six months of 2009 were as follows:

(in millions of dollars)	Balance as of January 1, 2009	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of June 30, 2009
Otis	$1,193	$112	$(14)	$1,291
Carrier	3,270	3	(15)	3,258
UTC Fire & Security	5,074	23	253	5,350
Pratt & Whitney	1,037	—	33	1,070
Hamilton Sundstrand	4,423	20	49	4,492
Sikorsky	249	—	(7)	242

Total Segments	15,246	158	299	15,703
Eliminations & Other	117	—	(66)	51

Total	$15,363	$158	$233	$15,754

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2009		December 31, 2008
(in millions of dollars)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$1,656	$(745)	$1,625	$(700)
Patents and trademarks	357	(116)	333	(103)
Other, principally customer relationships	2,558	(955)	2,460	(825)

	4,571	(1,816)	4,418	(1,628)

Unamortized:
Trademarks and other	701	—	653	—

Total	$5,272	$(1,816)	$5,071	$(1,628)

Amortization of intangible assets for the quarter and six months ended June 30, 2009 was $85 million and $171 million, respectively, compared with $95 million and $187 million for the same periods of 2008. Amortization of these intangible assets for 2009 through 2013 is expected to approximate $275 million per year.

Note 2: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share amounts)	2009	2008	2009	2008
Net income attributable to common shareowners	$976	$1,275	$1,698	$2,275

Average shares:
Basic	919	944	919	948
Stock awards	10	22	8	23

Diluted	929	966	927	971

Earnings per share of Common Stock:
Basic	$1.06	$1.35	$1.85	$2.40
Diluted	$1.05	$1.32	$1.83	$2.34

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights (SARs) and stock options when the average market price of the common stock is lower than the exercise price of the related SARs and options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the quarter and six months ended June 30, 2009, the number of stock awards excluded from the computation was 37.5 million and 38.8 million, respectively. For the quarter and six months ended June 30, 2008, the number of stock awards excluded from the computation was 8.7 million and 6.0 million, respectively.

Note 3: Inventories and Contracts in Progress

(in millions of dollars)	June 30, 2009	December 31, 2008
Raw materials	$1,244	$1,271
Work-in-process	3,548	3,295
Finished goods	3,591	3,634
Contracts in progress	6,480	6,113

	14,863	14,313

Less:
Progress payments, secured by lien, on U.S. Government contracts	(381)	(476)
Billings on contracts in progress	(5,943)	(5,497)

	$8,539	$8,340

As of June 30, 2009 and December 31, 2008, inventory also includes capitalized research and development costs of $887 million and $833 million, respectively, related to certain aerospace programs. These capitalized costs will be liquidated as production units are delivered to the customer. The capitalized contract research and development costs within inventory principally relate to capitalized costs on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Certain reclassifications have been made to the 2008 inventory components presented above in order to conform to the current year presentation.

Note 4: Borrowings and Lines of Credit

At June 30, 2009, we had committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion under a $1.5 billion revolving credit agreement and a $1.0 billion multicurrency revolving credit agreement, both of which are available for general funding purposes, including acquisitions. As of June 30, 2009, there were no borrowings under either of these revolving credit agreements, which expire in October 2011 and November 2011, respectively. The undrawn portions under both of these agreements are also available to serve as backup facilities for the issuance of commercial paper. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock. We had $856 million of commercial paper outstanding at June 30, 2009, all of which was scheduled to mature in less than one month.

In February 2009, we redeemed the entire $500 million outstanding principal amount of our Floating Rate Notes Due 2009 that were due June 1, 2009 at a redemption price in U.S. dollars equal to 100% of the principal amount, plus interest accrued. On June 1, 2009, we repaid our $400 million of 6 1/2% Notes Due 2009 which matured on the same date.

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

We assess uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. There were no material changes to unrecognized tax benefits or to related accrued interest in the quarter. It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net decrease of $125 million to a net increase of $50 million resulting from additional worldwide uncertain tax positions, from the reevaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is €182 million (approximately $255 million) of tax benefits that we have claimed related to a 1998 German reorganization. These tax benefits are currently being reviewed by the German Tax Office in the course of an audit of tax years 1999 to 2000. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter has been appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. It is our position that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As developments in the pending ECJ case warrant, it may become necessary for us to accrue for this matter, and related interest.

In 2009, we expect to complete the examination phase of the Internal Revenue Service (IRS) review of tax years 2004 and 2005 and that the IRS review of tax years 2006 and 2007 will commence.

The effective tax rate for the quarter ended June 30, 2009 has decreased as compared to the same period of 2008 as a result of the non-taxability of a gain recognized in the quarter ended June 30, 2009 on the remeasurement to fair value of a previously held equity interest in an Otis joint venture due to the purchase of a controlling interest in the venture. The effective tax rate for the six months ended June 30, 2009 decreased as compared to the same period of 2008 as a result of the favorable tax impact of approximately $25 million in the first quarter of 2009 related to the formation of a commercial venture and the non-taxability of the second quarter 2009 Otis gain. The effective tax rate for the balance of the year is expected to be approximately 28% before the impacts of any discrete events.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Contributions to these plans during the quarters and six months ended June 30, 2009 and 2008 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
Defined Benefit Plans	$428	$17	$451	$45

Defined Contribution Plans	$48	$63	$101	$118

In the first six months of 2009, we contributed $401 million in cash to our domestic defined benefit pension plans, all of which was contributed in the second quarter of 2009. There were no contributions to our domestic defined benefit pension plans in the first six months of 2008.

The following table illustrates the components of net periodic benefit cost for our pension and other postretirement benefits:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
Service cost	$108	$114	$1	$1
Interest cost	319	320	13	14
Expected return on plan assets	(403)	(421)	—	(1)
Amortization	14	12	(1)	(2)
Recognized actuarial net loss (gain)	56	31	(1)	—

	94	56	12	12
Net settlement and curtailment loss	4	—	—	—

Total net periodic benefit cost	$98	$56	$12	$12

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
Service cost	$214	$227	$2	$2
Interest cost	635	640	25	27
Expected return on plan assets	(802)	(841)	—	(1)
Amortization	28	25	(2)	(4)
Recognized actuarial net loss (gain)	112	61	(2)	—

	187	112	23	24
Net settlement and curtailment loss (gain)	17	(2)	—	—

Total net periodic benefit cost	$204	$110	$23	$24

Note 7: Restructuring and Related Costs

During the first six months of 2009, we recorded net pre-tax restructuring and related charges in our business segments totaling $464 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$79
Carrier	96
UTC Fire & Security	100
Pratt & Whitney	120
Hamilton Sundstrand	56
Sikorsky	7
Eliminations & Other	3
General corporate expenses	3

Total	$464

The net charges included $192 million in cost of sales, $254 million in selling, general and administrative expenses and $18 million in other income and, as described below, primarily relate to actions initiated during 2009 and 2008.

2009 Actions. During the first six months of 2009, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of administrative offices. We recorded net pre-tax restructuring and related charges totaling $434 million, including $167 million in cost of sales, $249 million in selling, general and administrative expenses and $18 million in other income.

We expect the 2009 actions that were initiated in the first six months to result in net workforce reductions of approximately 10,600 hourly and salaried employees, the exiting of approximately 2 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2009, net workforce reductions of approximately 7,000 employees have been completed. The majority of the remaining workforce and all facility related cost reduction actions are targeted for completion during 2009 and 2010. No specific plans for significant other actions have been finalized at this time.

The following table summarizes the accrual balances and utilization by cost type for the 2009 restructuring actions:

(in millions of dollars)	Severance	Asset Write-downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2009	$99	$—	$5	$104
Net pre-tax restructuring charges	255	14	14	283
Utilization	(104)	(14)	(12)	(130)

Balance at June 30, 2009	$250	$—	$7	$257

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$423	$20	$55	$498
Costs incurred - quarter ended March 31, 2009	(140)	(6)	(5)	(151)
Costs incurred - quarter ended June 30, 2009	(255)	(14)	(14)	(283)

Remaining costs at June 30, 2009	$28	$—	$36	$64

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred - Quarter Ended March 31, 2009	Costs Incurred - Quarter Ended June 30, 2009	Remaining Costs at June 30, 2009
Otis	$90	$(21)	$(57)	$12
Carrier	113	(35)	(53)	25
UTC Fire & Security	108	(13)	(83)	12
Pratt & Whitney	112	(59)	(43)	10
Hamilton Sundstrand	61	(19)	(37)	5
Sikorsky	7	—	(7)	—
Eliminations & Other	4	(3)	(1)	—
General corporate expenses	3	(1)	(2)	—

Total	$498	$(151)	$(283)	$64

2008 Actions. During the first six months of 2009, we recorded net pre-tax restructuring and related charges and reversals totaling $28 million for restructuring actions initiated in 2008, including $23 million in cost of sales and $5 million in selling, general and administrative expenses. The 2008 actions relate to ongoing cost reduction efforts, including selling, general and administrative reductions, principally at Carrier, Pratt & Whitney, and UTC Fire & Security, and the consolidation of manufacturing facilities.

As of June 30, 2009, net workforce reductions of approximately 5,500 employees of an expected 6,300 employees have been completed, and 200,000 net square feet of facilities of an expected 1.2 million net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2009 and 2010.

The following table summarizes the accrual balances and utilization by cost type for the 2008 restructuring actions:

(in millions of dollars)	Severance	Asset Write-downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2009	$95	$—	$6	$101
Net pre-tax restructuring charges	14	—	3	17
Utilization	(40)	—	(4)	(44)

Balance at June 30, 2009	$69	$—	$5	$74

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$299	$24	$55	$378
Costs incurred through December 31, 2008	(277)	(24)	(26)	(327)
Costs incurred - quarter ended March 31, 2009	(5)	—	(6)	(11)
Costs incurred - quarter ended June 30, 2009	(14)	—	(3)	(17)

Remaining costs at June 30, 2009	$3	$—	$20	$23

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred through December 31, 2008	Costs Incurred through March 31, 2009	Costs Incurred - Quarter ended June 30, 2009	Remaining Costs at June 30, 2009
Otis	$23	$(21)	$(1)	$—	$1
Carrier	165	(141)	(6)	(2)	16
UTC Fire & Security	67	(58)	(1)	(3)	5
Pratt & Whitney	112	(93)	(5)	(13)	1
Hamilton Sundstrand	11	(13)	1	1	—
Eliminations & Other	—	(1)	1	—	—

Total	$378	$(327)	$(11)	$(17)	$23

Note 8: Financial Instruments

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

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $9.4 billion and $11.2 billion at June 30, 2009 and December 31, 2008, respectively.

Commodity Forward Contracts. We enter into commodity forward contracts to reduce the risk of fluctuations in the price we pay for certain commodities (for example, nickel) which are used directly in the production of our products, or are components of the products we procure to use in the production of our products. These hedges are economic hedges and the changes in fair value of these contracts are recorded currently in earnings in the period in which they occur. The fair value of commodity contracts were insignificant for the period ended June 30, 2009.

The outstanding notional amount of contracts hedging commodity exposures was insignificant at June 30, 2009 and December 31, 2008, respectively.

The following table summarizes the fair value of derivative instruments as of June 30, 2009:

(in millions of dollars)	Assets Balance Sheet Location		Liabilities Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$12	Accrued Liabilities	$165
Foreign Exchange Contracts	Other Assets	27	Other Long-Term Liabilities	25

		$39		$190

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$50	Accrued Liabilities	$67
Foreign Exchange Contracts	Other Assets	3	Other Long-Term Liabilities	3

		$53		$70

Total Derivative Contracts		$92		$260

The impact on Accumulated Other Non-Shareowners’ Changes in Equity from foreign exchange derivative instruments that qualified as cash flow hedges under SFAS 133 for the period was as follows:

(in millions of dollars)	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
Gain recorded in Accumulated Other Non-Shareowners’ Changes in Equity	$135	$2
Loss reclassified from Accumulated Other Non-Shareowners’ Changes in Equity into Product Sales (effective portion)	(39)	(99)
Loss recognized in Other Income, net on derivative (ineffective portion)	—	(5)

Assuming current market conditions continue, of the amount recorded in Accumulated Other Non-Shareowners’ Changes in Equity, a $142 million pre-tax loss is expected to be reclassified into product sales or cost of products sold to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. Gains and losses recognized in earnings related to the discontinuance or the ineffectiveness of cash flow hedges was $5 million for the six months ended June 30, 2009. The ineffectiveness recognized in earnings was the result of certain forecasted product sales transactions no longer occurring and was recorded in the first quarter of 2009. At June 30, 2009, all derivative contracts accounted for as cash flow hedges mature by December 2014.

The effect on the Condensed Consolidated Statement of Operations from foreign exchange contracts not designated as hedging instruments under SFAS 133 was as follows:

(in millions of dollars)	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
Gain (Loss) recognized in Other Income, net	$33	$(48)

Fair Value Disclosure. SFAS No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed by FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” to fiscal years beginning after November 15, 2008, which we therefore adopted as of January 1, 2009. As of June 30, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

(in millions of dollars)	Total Carrying Value at June 30, 2009	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$388	$388	$—	$—
Derivative assets	92	—	92	—
Derivative liabilities	260	—	260	—

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

As of June 30, 2009, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP FAS 107-1 & APB 28-1). FSP FAS 107-1 & APB 28-1 require interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP FAS 107-1 & APB 28-1 require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP FAS 107-1 & APB 28-1 do not change the accounting treatment for these financial instruments. We adopted FSP FAS 107-1 & APB 28-1 during the quarter ended June 30, 2009.

The carrying amounts and fair values of financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
(in millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets and Liabilities
Marketable equity securities	$388	$388	$325	$325
Long-term receivables	364	345	343	316
Customer financing notes receivable	335	283	316	245
Short-term borrowings	(1,242)	(1,242)	(1,023)	(1,023)
Long-term debt	(9,533)	(10,381)	(10,408)	(11,332)

The above fair values were computed based on comparable transactions, quoted market prices, discounted future cash flows or an estimate of the amount to be received or paid to terminate or settle the agreement, as applicable. Differences from carrying amounts are attributable to interest and or credit rate changes subsequent to when the transaction occurred. The values of marketable equity securities represent our investment in common stock that is classified as available for sale and is accounted for at fair value. The fair values of cash and cash equivalents, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

We have outstanding financing and rental commitments totaling $1,040 million at June 30, 2009. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitment itself is not readily determinable and is not considered significant.

Note 9: Equity

A summary of the changes in equity for the quarters and six months ended June 30, 2009 and 2008 is provided below:

	Quarter Ended June 30,
(in millions of dollars)	2009			2008
	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$15,813	$973	$16,786	$21,586	$984	$22,570
Common Stock issued under employee plans	149		149	160		160
Common Stock repurchased	(150)		(150)	(747)		(747)
Dividends paid on Common Stock	(340)		(340)	(290)		(290)
Dividends paid on ESOP Common Stock	(15)		(15)	(13)		(13)
Dividends attributable to noncontrolling interest	—	(108)	(108)	—	(87)	(87)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(51)	(51)
Acquired noncontrolling interest	—	61	61	—	16	16
Non-shareowners’ Changes in Equity:
Net income	976	90	1,066	1,275	100	1,375
Foreign currency translation, net	747	11	758	(51)	(5)	(56)
Increases (decreases) in unrealized gains from available-for-sale investments, net	49	—	49	(21)	—	(21)
Cash flow hedging gains (losses)	124	—	124	(9)	—	(9)
Change in pension and post-retirement benefit plans, net	26	—	26	22	—	22

Equity, end of period	$17,379	$1,027	$18,406	$21,912	$957	$22,869

	Six Months Ended June 30,
(in millions of dollars)	2009			2008
	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$15,917	$1,009	$16,926	$21,355	$912	$22,267
Common Stock issued under employee plans	220		220	295		295
Common Stock repurchased	(350)		(350)	(1,567)		(1,567)
Dividends paid on Common Stock	(679)		(679)	(583)		(583)
Dividends paid on ESOP Common Stock	(30)		(30)	(25)		(25)
Dividends attributable to noncontrolling interest	—	(200)	(200)	—	(189)	(189)
Purchase of subsidiary shares from noncontrolling interest	(27)	(10)	(37)	—	(51)	(51)
Sale of subsidiary shares in noncontrolling interest	—	—	—	—	40	40
Acquired noncontrolling interest	—	75	75	—	34	34
Non-shareowners’ Changes in Equity:
Net income	1,698	167	1,865	2,275	179	2,454
Foreign currency translation, net	452	(14)	438	165	32	197
Increases (decreases) in unrealized gains from available-for-sale investments, net	30	—	30	(15)	—	(15)
Cash flow hedging gains (losses)	72	—	72	(35)	—	(35)
Change in pension and post-retirement benefit plans, net	76	—	76	47	—	47

Equity, end of period	$17,379	$1,027	$18,406	$21,912	$957	$22,869

Effective January 1, 2009, we adopted the provisions of SFAS 160. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity, and that consolidated net income be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $1,009 million and $957 million from the mezzanine section to equity in the December 31, 2008 and June 30, 2008, balance sheets, respectively.

Consistent with the adoption of SFAS 141(R) and SFAS 160, changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interest in subsidiaries and the effect on shareowners’ equity for the quarter and six months ended June 30, 2009 is provided below:

(in millions of dollars)	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
Net income attributable to common shareowners	$976	$1,698

Transfers to noncontrolling interests
Decrease in common stock for purchase of subsidiary shares	—	(27)

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$976	$1,671

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2008.

The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2009 and 2008 are as follows:

(in millions of dollars)	2009	2008
Balance as of January 1	$1,136	$1,252
Warranties and performance guarantees issued	170	285
Settlements made	(202)	(318)
Other	(26)	18

Balance as of June 30	$1,078	$1,237

Note 11: Collaborative Arrangements

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues generated from engine programs, spare parts sales, and aftermarket business under collaboration arrangements are recorded as earned in our financial statements. Amounts attributable to our collaborative partners for their share of revenues are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement of the collaborator’s share of program costs is recorded as a reduction of the related expense item at that time. As of June 30, 2009, the collaborators’ interests in existing engine production programs ranged from 1 percent to 29 percent. Pratt & Whitney directs those programs and is the principal participant in all existing collaborative arrangements. There are no individually significant collaborative arrangements and none of the partners exceed 25 percent share in an individual program.

The following table illustrates the income statement classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
Collaborator share of revenues:
Cost of products sold	$187	$273	$400	$527
Cost of services sold	7	4	14	7
Collaborator share of program costs (reimbursement of expenses incurred):
Cost of products sold	(14)	(21)	(33)	(43)
Research and development	(20)	(15)	(32)	(23)
Selling, general and administrative	(1)	(2)	(3)	(5)

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

The following table illustrates the effect of the retroactive application on our Revenues and Costs and Expenses for all collaborative arrangements existing as of the effective date:

	Quarter Ended June 30, 2008			Six Months Ended June 30, 2008
(in millions of dollars)	As Previously Reported	Effect of Adoption of EITF 07-1	Currently Reported	As Previously Reported	Effect of Adoption of EITF 07-1	Currently Reported
Revenues:
Product sales	$11,384	$273	$11,657	$21,075	$527	$21,602
Service sales	4,151	4	4,155	8,037	7	8,044
Other income, net	132	—	132	256	—	256

	15,667	277	15,944	29,368	534	29,902

Costs and Expenses:
Cost of products sold	8,556	273	8,829	15,903	527	16,430
Cost of services sold	2,803	4	2,807	5,437	7	5,444
Research and development	434	—	434	845	—	845
Selling, general and administrative	1,775	—	1,775	3,410	—	3,410

Operating profit	$2,099	$—	$2,099	$3,773	$—	$3,773

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

As discussed more fully in Note 11 to the Condensed Consolidated Financial Statements, we adopted EITF 07-1 as of January 1, 2009. As a result, the collaborators’ share of revenues, which were previously reported on a net basis, are now reported on a gross basis. Prior period amounts include retrospective application of EITF 07-1.

Results for the quarters and six months ended June 30, 2009 and 2008 are as follows:

Quarter Ended June 30,	Revenues		Operating Profits		Operating Profit Margins
(in millions of dollars)	2009	2008	2009	2008	2009	2008
Otis	$2,952	$3,404	$631	$671	21.4%	19.7%
Carrier	3,100	4,356	260	487	8.4%	11.2%
UTC Fire & Security	1,330	1,738	55	126	4.1%	7.2%
Pratt & Whitney	3,111	3,569	467	546	15.0%	15.3%
Hamilton Sundstrand	1,402	1,650	187	280	13.3%	17.0%
Sikorsky	1,389	1,307	133	111	9.6%	8.5%

Total segments	13,284	16,024	1,733	2,221	13.0%	13.9%
Eliminations and other	(88)	(80)	(7)	(13)
General corporate expenses	—	—	(89)	(109)

Consolidated	$13,196	$15,944	$1,637	$2,099	12.4%	13.2%

Six Months Ended June 30,	Revenues		Operating Profits		Operating Profit Margins
(in millions of dollars)	2009	2008	2009	2008	2009	2008
Otis	$5,617	$6,461	$1,137	$1,251	20.2%	19.4%
Carrier	5,587	7,765	282	735	5.0%	9.5%
UTC Fire & Security	2,616	3,336	148	241	5.7%	7.2%
Pratt & Whitney	6,291	7,033	903	1,072	14.4%	15.2%
Hamilton Sundstrand	2,783	3,111	379	509	13.6%	16.4%
Sikorsky	2,723	2,330	249	193	9.1%	8.3%

Total segments	25,617	30,036	3,098	4,001	12.1%	13.3%
Eliminations and other	(172)	(134)	(44)	(22)
General corporate expenses	—	—	(167)	(206)

Consolidated	$25,445	$29,902	$2,887	$3,773	11.3%	12.6%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

Note 14: Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP will be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new FSP.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating this new statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating this new statement.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards CodificationTM” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended June 30, 2009 and 2008, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 24, 2009, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries (the “Corporation”) as of June 30, 2009 and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2009 and 2008 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2009 and 2008. This interim financial information is the responsibility of the Corporation’s management.

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

As discussed in the Notes to the condensed consolidated interim financial information, the Corporation adopted FASB Statement No. 157, Fair Value Measurements in 2008, and changed the manner in which the Corporation accounts for business combinations, noncontrolling interests, and collaborative arrangements and the manner in which it provides disclosures about derivatives and hedging activities, subsequent events, and fair value of financial instruments in 2009.

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
July 24, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We conduct our business through six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses,” while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses.” The current status of significant factors impacting our business environment in 2009 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report, which is incorporated by reference in our 2008 Form 10-K. Certain reclassifications have been made to the 2008 amounts to conform to the current year presentation. These include the adoption of Statement of Financial Accounting Standard (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160) and Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). See discussion in Notes 9 and 11, respectively, to the Condensed Consolidated Financial Statements.

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

However, as was the case in the first quarter of 2009, the widespread nature of the current global economic contraction continues to create immediate challenges for most of our businesses and the markets in which they operate. Weak airline traffic and business jet production, declines in commercial construction activity and depressed conditions in the transport refrigeration industries as well as domestic and certain international housing markets have adversely impacted aspects of our underlying businesses and are expected to continue to present challenges throughout 2009.

As a result of these adverse global economic conditions, total organic revenue declined 11% in the second quarter of 2009, compared to the same period a year ago. The adverse impact of both foreign currency translation (5%) and net divestitures completed in the past year (1%) contributed to the remainder of the 17% contraction in total second quarter revenues year-over-year. The reduction in organic revenue reflects decreases in new equipment sales across all geographic regions at Otis and lower volume across all businesses at Carrier, led by declines in the higher margin transport refrigeration business. UTC Fire & Security’s organic revenue contraction reflects declines in both the fire safety and electronic security businesses. As a result of continued weakness in construction and general manufacturing markets, Hamilton Sundstrand’s industrial businesses saw organic revenue contraction year-over-year. Within the aerospace industry, weak airline traffic, the impact from capacity reductions and lower aircraft utilization has resulted in a related decrease in commercial aerospace aftermarket volume at both Pratt & Whitney and Hamilton Sundstrand. Low demand for business and general aviation aircraft has also adversely impacted Pratt & Whitney Canada (P&WC) engine shipments in the quarter. Continued government military spending and demand for military helicopters favorably impacted Sikorsky, which experienced 6% revenue growth in the second quarter of 2009 compared to the same period of 2008.

The decline in revenue contributed to a consolidated operating profit decline of 22% in the second quarter of 2009, as compared with the same period of 2008. This year-over-year decline also reflects the adverse impact of higher restructuring charges (10%) and the negative impact of foreign currency translation combined with currency hedges at P&WC (combined 7%). To help mitigate the impact of the global economic downturn and better position us for the future, we continue to focus on restructuring and cost reduction actions. During the second quarter of 2009, we incurred restructuring charges of $301 million for actions to help mitigate the volume declines and to reduce structural and overhead costs across all of the businesses. We expect full year restructuring costs to total approximately $750 million, including the $464 million of charges incurred in the first six months of 2009. However, no specific plans for significant other actions have been finalized at this time. In addition to savings from restructuring, we are seeing benefits from other cost reductions, in areas such as travel, furloughs, research and development and employee attrition. This continued focus on costs that are within our control, including restructuring, has resulted in approximately $550 million of discrete cost reductions in the first six months of 2009.

The year-over-year general strength of the U.S. dollar against certain currencies such as the Euro generated an adverse foreign currency impact of $.11 per share on our operational performance in the second quarter of 2009. This year-over-year impact is net of the beneficial impact of foreign currency translation and includes the adverse impact of hedging at P&WC. The strength in the U.S. dollar benefits P&WC operating results, as the majority of P&WC’s revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. However, this benefit was more than offset by the adverse impact on revenues of maturing hedges that were executed when the U.S. dollar was weaker.

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

Global economic conditions have continued to adversely impact the commercial businesses to varying degrees with the most significant effects experienced at Carrier. The stronger U.S. dollar, weak commercial construction, the deterioration of the U.S. housing market and weak demand in end markets have all posed operating challenges. Further, although we have not seen a significant increase in cancellations of orders in the commercial businesses to date, we have experienced an increase in delays as the underlying projects contend with financing issues due to the tight credit markets, as well as a decline in orders year-over-year. Order trends remained weak in the quarter, although the rate of year-over-year decline showed signs of stabilization.

Within the Otis segment, revenues decreased 13% in the first half of 2009 as compared to 2008, reflecting lower volume (5%) and the unfavorable impact of foreign currency translation (9%). These declines were partially offset by a $52 million non-cash, non-taxable gain on the remeasurement to fair value of a previously held equity interest in a joint venture as a result of the purchase of a controlling interest. Difficult economic conditions have continued to adversely impact many commercial construction markets around the world resulting in the decline in new equipment sales. Cost reduction actions and continued strength in the contractual maintenance business helped mitigate the new equipment volume decline. During the first half of 2009, new equipment orders decreased 42% as compared to the same period in 2008.

The challenging global economy continues to have an immediate impact on Carrier’s short cycle businesses, leading to a decline in organic revenue of 21% in the second quarter of 2009. Weak market conditions continue to impact all businesses at Carrier, particularly the higher margin transport refrigeration business. Organic revenues within the transport refrigeration business declined 42% in the second quarter of 2009 as compared to the same period of 2008. Ongoing weakness in the U.S. housing market led to a 16% contraction in organic revenues within the North American residential business consistent with the broader market decline. These adverse market conditions are expected to challenge Carrier throughout 2009. In response, Carrier continues to focus on implementing restructuring and other cost reduction initiatives to assist in mitigating the impact from the steep volume decline.

UTC Fire & Security experienced a 23% revenue decline in the second quarter of 2009, as compared to the same period of 2008, primarily attributable to the adverse impact of foreign currency translation (12%). Lower revenues in both the fire safety and electronic security businesses contributed to an 8% contraction in organic revenues in the second quarter, with particular weakness experienced in both the Americas and in the United Kingdom.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. Revenue passenger miles (RPMs), U.S. government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses.

The global aerospace industry continues to be confronted by the global economic downturn and reduced air travel. Lower air traffic and the tight credit markets continue to impose a difficult operating environment for the airlines. As a result, airframers have seen lower levels of orders for aircraft compared to 2008. Due to the weak demand for business and general aviation aircraft, as corporations cut back on discretionary spending, business jet OEMs have seen lower levels of orders. Accordingly, business jet OEMs continue to make downward revisions to their production schedules, which has put additional pressure on P&WC. These factors have led to an approximately 25% decrease in second quarter year-over-year engine shipments at P&WC. In an effort to combat the impact of the current economic environment, airlines have reduced capacity by idling some aircraft and retiring older and less fuel efficient aircraft, and have delayed orders and deliveries of new planes. Continued declining passenger and cargo traffic, capacity reductions, lower aircraft utilization, and cash conservation measures at some airlines have led to a corresponding decrease in commercial aerospace aftermarket volume at both Pratt & Whitney and Hamilton Sundstrand and accordingly consolidated commercial aerospace aftermarket revenue declined 16% for the first half of 2009 as compared to the same period of 2008.

Second quarter revenues at Sikorsky increased 6%, as compared to the same period of 2008, driven largely by continued government spending on military helicopters. With the strong government demand, Sikorsky’s military backlog remains very strong.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first six months of 2009, we invested approximately $197 million in acquisitions, which consisted primarily of a number of small acquisitions in both our commercial and aerospace businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity and the finalization of purchase accounting, goodwill increased approximately $158 million in the first six months of 2009.

During the second quarter of 2009, Otis recorded a $52 million non-cash, non-taxable gain recognized on the remeasurement to fair value of a previously held equity interest in a joint venture as a result of the purchase of a controlling interest.

Carrier continues on the path of aggressive transformation, to a simpler, more focused, higher returns business. In July 2009, Carrier and Watsco, Inc (Watsco) formed Carrier Enterprise, LLC, a venture to distribute Carrier, Bryant, Payne and Totaline residential and light commercial heating, ventilating and air conditioning products in the U.S. Sunbelt region and selected territories in the Caribbean and Latin America. As part of the transaction, Carrier contributed its distribution businesses located in these regions into the new venture. In consideration of its contribution, Carrier received approximately 3 million shares of common stock of Watsco and a 40 percent non-controlling interest in the new venture, which included a business contributed by Watsco. Watsco will own a 60 percent interest in the venture with options to purchase an additional 20 percent interest from Carrier in future years.

We continue to expect to invest approximately $2 billion in acquisitions for 2009, including those investments during the first six months of 2009, although this will depend upon the timing, availability and appropriate value of acquisition opportunities.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2008 Annual Report, incorporated by reference in our 2008 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of 2009.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions of dollars)	2009	2008	% change	2009	2008	% change
Sales	$13,060	$15,812	(17.4)%	$25,259	$29,646	(14.8)%
Other income, net	136	132	3.0%	186	256	(27.3)%

Total revenues	$13,196	$15,944	(17.2)%	$25,445	$29,902	(14.9)%

The 17% revenue decline in the second quarter of 2009, as compared to the same period of 2008, reflects organic revenue contraction of 11%, the impact of net acquisitions and divestitures (1%), and the adverse impact from foreign currency translation (5%) resulting from the year-over-year strength of the U.S. dollar relative to currencies such as the Euro. As discussed above in the “Business Overview” section, the revenue contraction reflects decreases in all but our Sikorsky business, with particular weakness in our short cycle commercial businesses as a result of challenging global economic conditions. Depressed conditions in the business jet market, as corporations cut back on discretionary spending, has adversely impacted P&WC as they experienced an approximately 25% decrease in engine shipments for the second quarter of 2009, as compared to the same period of 2008. Continued weak air traffic and cash conservation measures at some airlines have resulted in corresponding declines in aerospace aftermarket revenues, primarily at Pratt & Whitney and Hamilton Sundstrand. Also contributing to the year-over-year revenue decline is the adverse impact of maturing currency hedges at P&WC that were executed when the U.S. dollar was weaker. Military OEM revenue growth was driven largely by government demand for helicopters at Sikorsky.

The 15% revenue decline in the first six months of 2009, as compared to the same period of 2008, reflects organic revenue contraction of 8%, the impact of net acquisitions and divestitures (1%), and the adverse impact from foreign currency translation (5%) resulting from the year-over-year strength of the U.S. dollar relative to currencies such as the Euro. As with the second quarter decline, the six month revenue decline largely reflects decreases at most of our businesses as a result of challenging global economic conditions, with particular weakness in our short cycle commercial businesses, a decline in aerospace aftermarket revenues at both Pratt & Whitney and Hamilton Sundstrand and the adverse impact from a depressed business jet market. Similar to the second quarter of 2009, year to date revenues also reflect the adverse impact of maturing currency hedges at P&WC that were executed when the U.S. dollar was weaker.

Other income, net for the second quarter of 2009 includes a $52 million non-cash, non-taxable gain recognized at Otis on the remeasurement to fair value of a previously held equity interest in a joint venture as a result of the purchase of a controlling interest. The year-over-year impact on other income, net of the above mentioned gain was mostly offset by lower joint venture and royalty income across the businesses, higher restructuring and related charges, and the net year-over-year impact of various fixed asset disposals.

The decrease in other income, net in the first six months of 2009 is largely related to lower equity income at Carrier from a joint venture in Japan, lower royalty and interest income across the businesses, higher restructuring and related charges, and the net year-over-year impact of various fixed asset disposals. These reductions in other income, net were partially offset by a gain recognized at Otis in the second quarter of 2009 on the remeasurement to fair value of an interest in a joint venture as noted above.

Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
Gross margin	$3,459	$4,176	$6,551	$7,772
Percentage of sales	26.5%	26.4%	25.9%	26.2%

The 10 basis point increase in gross margin as a percentage of sales in the second quarter of 2009 as compared to 2008 is net of the adverse impact of higher year-over-year restructuring charges (70 basis points). Similarly, for the first six months of 2009, the year-over-year decrease in gross margin as a percentage of sales of 30 basis points includes higher year-over-year restructuring charges (70 basis points). Excluding the impact of restructuring charges, gross margin improved 80 basis points and 40 basis points, as compared to the second quarter and first six months of 2008, respectively. Continued focus on cost reduction, savings from previously initiated restructuring actions and net operational efficiencies helped to limit the impact of lower sales volumes, particularly in our higher margin aerospace aftermarket and transport refrigeration businesses.

Research and Development

	Quarter Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
(in millions of dollars)	Amount	% of sales	Amount	% of sales	Amount	% of sales	Amount	% of sales
Company-funded	$384	2.9%	$434	2.7%	$793	3.1%	$845	2.9%
Customer-funded	519	4.0%	509	3.2%	1,033	4.1%	1,037	3.5%

Total	$903	6.9%	$943	6.0%	$1,826	7.2%	$1,882	6.3%

The decrease in company-funded research and development in the second quarter of 2009, compared to the same period in 2008, primarily reflects declines at Pratt & Whitney and Hamilton Sundstrand. The decrease at Pratt & Whitney was led by lower spend at P&WC, while the decrease at Hamilton Sundstrand reflected lower costs across various programs. The decrease in company-funded research and development for the first six months of 2009, compared to the same period of 2008, primarily reflects declines at Pratt & Whitney, driven by P&WC, and Carrier partially offset by higher costs at Sikorsky across various programs. Company-funded research and development spending for the full year 2009 is expected to decrease by at least $100 million from 2008 levels. Company-funded research and development spending is subject to the variable nature of program development schedules.

The increase in customer-funded research and development in the second quarter of 2009, compared to the same period of 2008, largely relates to increases at both Hamilton Sundstrand and Sikorsky. The increase at Hamilton Sundstrand reflects higher spending on various commercial and space programs partially offset by lower development spending on defense programs, while Sikorsky’s increase is primarily attributable to higher development spending on the CH-53K program. The slight decrease in customer-funded research and development for the first six months of 2009, compared to the same period of 2008, largely reflects lower spending at Pratt & Whitney Rocketdyne and reduced spending at Pratt & Whitney on the JSF development program partially offset by increases at Hamilton Sundstrand on various commercial and space programs and at Sikorsky on higher development spending on the CH-53K program.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
Total expenses	$1,574	$1,775	$3,057	$3,410
Percentage of sales	12.1%	11.2%	12.1%	11.5%

The decrease in selling, general and administrative expenses in the second quarter of 2009, as compared to the same period of 2008, is due primarily to a continued focus on cost reduction and the impact from restructuring and cost saving initiatives undertaken in 2008 and 2009 in anticipation of continuing adverse economic conditions. As a percentage of sales, selling, general and administrative expenses increased 90 basis points. This increase includes the adverse impact of higher restructuring costs (approximately 100 basis points) year-over-year, largely offset by the benefit from cost reduction actions in such areas as travel, furloughs and employee attrition and the favorable impact of foreign exchange.

Similar to the second quarter of 2009, the decrease in selling, general and administrative expenses for the first six months of 2009, as compared to the same period of 2008, is due primarily to a continued focus on cost reduction and the impact from restructuring and cost saving initiatives. As a percentage of sales, selling, general and administrative expenses increased 60 basis points. This increase includes the adverse impact of higher restructuring costs (approximately 70 basis points) year-over-year, largely offset by the benefit from reduced overhead costs and favorable impact of foreign exchange.

Interest Expense

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
Interest expense	$177	$176	$352	$341
Average interest rate	5.8%	5.8%	5.9%	5.9%

The increase in interest expense for the first six months of 2009 as compared to the same period of 2008 is primarily the result of the issuances of $1.25 billion and $1.0 billion of long-term debt in December and May 2008, respectively, both bearing interest at 6.125% partially offset by the absence of interest expense associated with the redemption in February 2009 of our $500 million of Floating Rate Notes Due 2009 and the repayment in June 2009 of our $400 million of 6 1/2% Notes Due 2009. Interest expense also reflects the low cost associated with our commercial paper borrowings.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Effective tax rate	27.0%	28.5%	26.4%	28.5%

The effective tax rate for the quarter ended June 30, 2009 has decreased as compared to the same period of 2008 as a result of the non-taxability of a gain recognized in the quarter ended June 30, 2009 on the remeasurement to fair value of a previously held equity interest in an Otis joint venture due to the purchase of a controlling interest in the venture. The effective tax rate for the six months ended June 30, 2009 decreased as compared to the same period of 2008 as a result of the favorable tax impact of approximately $25 million in the first quarter of 2009 related to the formation of a commercial venture and the non-taxability of the second quarter 2009 Otis gain. The effective tax rate for the balance of the year is expected to be approximately 28% before the impacts of any discrete events.

Net Income

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share amounts)	2009	2008	2009	2008
Net income	$1,066	$1,375	$1,865	$2,454
Less: Noncontrolling interest in subsidiaries’ earnings	90	100	167	179

Net income attributable to common shareowners	976	1,275	1,698	2,275

Diluted earnings per share	$1.05	$1.32	$1.83	$2.34

The general strength of the U.S. dollar against certain currencies, such as the Euro, in the first half of 2009 as compared to 2008, generated an adverse foreign currency impact on our operational results of $.11 and $.19 per share in the second quarter and first six months of 2009, respectively. These impacts include the net impacts of both foreign currency translation and hedging at P&WC. In the second quarter of 2009, positive foreign currency translation at P&WC of $.05 per share was more than offset by the adverse impact of hedging. At P&WC, the strength of the U.S. dollar in the second quarter of 2009 generated positive foreign currency translation impact as the majority of P&WC’s revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. Due to the significant revenue growth at P&WC over the past few years, as well as the dramatic increase in the strength of the Canadian dollar to the U.S. dollar in early 2008, the hedges previously entered into generated an adverse foreign exchange impact as the U.S. dollar strengthened. As a result of hedging programs currently in place, P&WC’s 2009 full year operating results will include the adverse impact of foreign currency translation, net of hedging, of approximately $100 million. For additional discussion of hedging, refer to Note 8 to the Condensed Consolidated Financial Statements. Diluted earnings per share for the second quarter of 2009 were also favorably impacted by approximately $.03 per share as a result of the shares repurchased since July 1, 2008 under our share repurchase program.

Restructuring and Related Costs

During the first six months of 2009, we recorded net pre-tax restructuring and related charges totaling $464 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$79
Carrier	96
UTC Fire & Security	100
Pratt & Whitney	120
Hamilton Sundstrand	56
Sikorsky	7
Eliminations & other	3
General corporate expenses	3

Total	$464

The net charges included $192 million in cost of sales, $254 million in selling, general and administrative expenses and $18 million in other income and, as described below, primarily relate to actions initiated during 2009 and 2008.

2009 Actions. During the first six months of 2009, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of administrative offices. We recorded net pre-tax restructuring and related charges totaling $434 million as follows: Otis $78 million, Carrier $88 million, UTC Fire & Security $96 million, Pratt & Whitney $102 million, Hamilton Sundstrand $56 million, Sikorsky $7 million, Eliminations & Other $4 million and General corporate expenses $3 million. The charges included $167 million in cost of sales, $249 million in selling, general and administrative expenses and $18 million in other income. Those costs included $395 million for severance and related employee termination costs, $20 million for asset write-downs and $19 million for facility exit and lease termination costs.

We expect the 2009 actions that were initiated in the first six months to result in net workforce reductions of approximately 10,600 hourly and salaried employees, the exiting of approximately 2 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2009, we have completed net workforce reductions of approximately 7,000 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2009 and 2010. Approximately 75% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first six months of 2009, we had cash outflows of approximately $116 million related to the 2009 actions. We expect to incur additional restructuring and related charges of $64 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $500 million annually.

2008 Actions. During the first six months of 2009, we recorded net pre-tax restructuring and related charges and reversals of $28 million for actions initiated in 2008. The 2008 actions relate to ongoing cost reduction efforts, including selling, general and administrative reductions and the consolidation of manufacturing facilities. We recorded the charges (reversals) for the first six months of 2009 as follows: Otis $1 million, Carrier $8 million, UTC Fire & Security $4 million, Pratt & Whitney $18 million, Hamilton Sundstrand ($2 million) and Eliminations & Other ($1 million). The charges and reversals included $23 million in cost of sales and $5 million in selling, general and administrative expenses. Those costs and reversals included $19 million for severance and related employee termination costs and $9 million for facility exit and lease termination costs.

We expect the 2008 actions to result in net workforce reductions of approximately 6,300 hourly and salaried employees, the exiting of approximately 1.2 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2009, we have completed net workforce reductions of approximately 5,500 employees and exited 200,000 net square feet of facilities. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2009 and 2010. Approximately 65% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first six months of 2009, we had cash outflows of approximately $96 million related to the 2008 actions. We expect to incur additional restructuring and related charges of $23 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $400 million annually.

Additional 2009 Actions. We expect to initiate additional restructuring actions during the remainder of 2009 related to the current global economic downturn. Including trailing costs from previously announced restructuring actions, we expect full year 2009 restructuring cost to total approximately $750 million, including the $464 million of charges incurred in the first six months of 2009.

These actions are expected to result in global employment reductions, in primarily overhead and selling, general and administrative functions, of approximately 11,600, including those completed through June 2009; however, except for those actions described above and similar actions announced in July 2009, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2009 and 2008 are included in “Eliminations and other” below, which also includes certain small subsidiaries.

As discussed more fully in Note 11 to the Condensed Consolidated Financial Statements, we adopted EITF 07-1 as of January 1, 2009. Accordingly, revenues were increased by the collaborators’ share of revenues with an offsetting increase to cost of sales. Prior period amounts include retroactive application of requirements of EITF 07-1.

Results for the quarters ended June 30, 2009 and 2008 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions of dollars)	2009	2008	2009	2008	2009	2008
Otis	$2,952	$3,404	$631	$671	21.4%	19.7%
Carrier	3,100	4,356	260	487	8.4%	11.2%
UTC Fire & Security	1,330	1,738	55	126	4.1%	7.2%
Pratt & Whitney	3,111	3,569	467	546	15.0%	15.3%
Hamilton Sundstrand	1,402	1,650	187	280	13.3%	17.0%
Sikorsky	1,389	1,307	133	111	9.6%	8.5%

Total segments	13,284	16,024	1,733	2,221	13.0%	13.9%
Eliminations and other	(88)	(80)	(7)	(13)
General corporate expenses	—	—	(89)	(109)

Consolidated	$13,196	$15,944	$1,637	$2,099	12.4%	13.2%

Second quarter 2009 and 2008 restructuring and related charges included in consolidated operating profit totaled $301 million and $94 million, respectively, as follows:

	Quarter Ended June 30,
(in millions of dollars)	2009	2008
Otis	$57	$4
Carrier	55	46
UTC Fire & Security	86	27
Pratt & Whitney	56	17
Hamilton Sundstrand	37	—
Sikorsky	7	—
Eliminations and other	1	—
General corporate expenses	2	—

Total	$301	$94

Results for the six months ended June 30, 2009 and 2008 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions of dollars)	2009	2008	2009	2008	2009	2008
Otis	$5,617	$6,461	$1,137	$1,251	20.2%	19.4%
Carrier	5,587	7,765	282	735	5.0%	9.5%
UTC Fire & Security	2,616	3,336	148	241	5.7%	7.2%
Pratt & Whitney	6,291	7,033	903	1,072	14.4%	15.2%
Hamilton Sundstrand	2,783	3,111	379	509	13.6%	16.4%
Sikorsky	2,723	2,330	249	193	9.1%	8.3%

Total segments	25,617	30,036	3,098	4,001	12.1%	13.3%
Eliminations and other	(172)	(134)	(44)	(22)
General corporate expenses	—	—	(167)	(206)

Consolidated	$25,445	$29,902	$2,887	$3,773	11.3%	12.6%

For the first six months of 2009 and 2008, restructuring and related charges included in consolidated operating profit totaled $464 million and $128 million, respectively, as follows:

	Six Months Ended June 30,
(in millions of dollars)	2009	2008
Otis	$79	$6
Carrier	96	57
UTC Fire & Security	100	33
Pratt & Whitney	120	31
Hamilton Sundstrand	56	1
Sikorsky	7	—
Eliminations and other	3	—
General corporate expenses	3	—

Totals	$464	$128

Otis – Revenues decreased $452 million (13%) in the second quarter of 2009 compared with the same period of 2008 reflecting lower volume (6%) and the unfavorable impact of foreign currency translation (9%). For the first six months of 2009, revenues decreased $844 million (13%) compared with the same period of 2008 reflecting lower volume (5%) and the unfavorable impact of foreign currency translation (9%). The lower volume was due to a decline in new equipment sales across all geographic regions as difficult economic conditions have negatively impacted global commercial construction. Revenue declines for the second quarter and the first six months of 2009 were partially offset by a gain of $52 million recognized on the remeasurement to fair value of a previously held equity interest in a joint venture as a result of the purchase of a controlling interest in the venture.

Operating profits decreased $40 million (6%) in the second quarter of 2009 compared with the same period of 2008. The decrease reflects the adverse impact of foreign currency translation (11%) and higher restructuring expenses (8%) which were partially offset by cost reduction actions and strength in the contractual maintenance business (combined 5%). In the first six months of 2009, operating profits decreased $114 million (9%) compared with the same period of 2008. The decrease reflects the adverse impact of foreign currency translation (10%) and higher restructuring expenses (6%) which were partially offset by cost reduction actions and strength in the contractual maintenance business (combined 3%). Operating profits in the second quarter and the first six months of 2009 were also positively impacted by a gain of $52 million recognized on the remeasurement to fair value of a previously held equity interest in a joint venture as a result of the purchase of a controlling interest.

Carrier – Revenues decreased $1,256 million (29%) in the second quarter of 2009 compared with the same period of 2008. Organic revenues declined 21% as a result of continued weak market conditions across all businesses, particularly transport refrigeration. The unfavorable impact of foreign currency translation (5%) and the net impact from acquisitions and divestitures (2%) accounted for the majority of the remaining year-over-year decline in revenues. For the first six months of 2009, revenues decreased $2,178 million (28%) compared with the same period of 2008. Organic revenues declined 20% as a result of continued weak market conditions across all businesses, particularly transport refrigeration. The unfavorable impact of foreign currency translation (6%) and the net impact from acquisitions and divestitures (2%) accounted for the remaining year-over-year decline in revenues.

Operating profits decreased $227 million (47%) in the second quarter of 2009 compared with the same period of 2008 as most of the businesses experienced earnings declines due to unfavorable market conditions. The operating profit decrease was primarily due to the volume decline (55%), especially in our higher margin businesses, and the adverse cost impact from worldwide currency shifts (6%). Aggressive cost reduction and restructuring actions and lower commodity costs more than offset the adverse impact of foreign currency translation and net acquisitions and divestitures (net combined 14%). For the first six months of 2009, operating profit decreased $453 million (62%) compared with the same period of 2008 as all businesses experienced earnings declines due to unfavorable market conditions. The operating profit decrease was primarily due to the volume decline (62%), especially in our higher margin businesses, higher year-over-year restructuring costs (5%), the adverse cost impact from worldwide currency shifts (9%), and lower equity income from a joint venture in Japan (3%). Aggressive cost reduction and restructuring actions and lower commodity costs and favorable pricing more than offset the adverse impact of foreign currency translation and net acquisitions and divestitures (net combined 17%). These factors also resulted in a decline in operating profit margin as a percentage of revenue in the second quarter and first six months of 2009 as compared to the same periods of the prior year.

UTC Fire & Security – Revenues decreased $408 million (23%) in the second quarter of 2009 compared with the same period of 2008, principally due to the unfavorable impact of foreign currency translation (12%). Organically, revenues contracted 8% driven by declines in both the fire safety and electronic security businesses. The net impact from acquisitions and divestitures comprised the remainder of the year-over-year change. For the first six months of 2009, revenues decreased $720 million (22%) compared with the same period of 2008, principally due to the unfavorable impact of foreign currency translation (13%). Organically, revenues contracted 5% driven by declines in both the fire safety and electronic security businesses. Geographically, weakness was experienced in the Americas and United Kingdom as a result of weak economic conditions. The net impact from acquisitions and divestitures comprised the remainder of the year-over-year change.

Operating profits decreased $71 million (56%) in the second quarter of 2009 compared with the same period of 2008, principally due to higher restructuring costs (47%) and the unfavorable impact of foreign currency translation (21%). The benefit from integration of field operations, previous restructuring actions, and continuing productivity and cost control initiatives (combined 10%) and the net impact of acquisitions and divestitures (2%) comprised the remaining year-over-year change. For the first six months of 2009 operating profits decreased $93 million (39%) compared with the same period of 2008, principally due to higher restructuring costs (28%) and the adverse impact of foreign currency translation (21%). These adverse impacts were partially offset by the benefit from integration of field operations, previous restructuring actions, and continuing productivity and cost control initiatives (combined 7%) and the net impact from acquisitions and divestitures (3%). These factors also resulted in a decline in operating profit margin as a percentage of revenue in the second quarter and first six months of 2009 as compared to the same periods of the prior year.

Pratt & Whitney – Revenues decreased $458 million (13%) in the second quarter of 2009 compared with the same period of 2008. The decrease is primarily attributable to lower commercial spares and aftermarket volume (4%), decreased engine volume at P&WC (4%) and the adverse impact of net hedging activity (3%). Lower development revenues and military spares volume comprised the majority of the remaining year-over-year change. For the first six months of 2009, revenues decreased $742 million (11%) compared with the same period of 2008. The decrease is primarily attributable to the adverse impact of net hedging activity (4%), lower commercial spares and aftermarket volume (3%) and decreased engine volume at P&WC (2%). Lower development revenues and military spares volume comprised the majority of the remaining year-over-year change.

Operating profits decreased $79 million (14%) in the second quarter of 2009 compared with the same period of 2008. This decrease is primarily attributable to the adverse impact of net hedging activity partially offset by the favorable impact of foreign currency translation (net combined 8%) and higher year-over-year restructuring costs (7%). The favorable impact from lower research and development costs and fewer large commercial engine shipments, in addition to the benefits of restructuring and cost reduction initiatives, were largely offset by decreased profit contributions from lower overall spares and aftermarket volume and from decreased engine volume at P&WC. For the first six months of 2009, operating profits decreased $169 million (16%) compared with the same period of 2008. This decrease is primarily attributable to higher year-over-year restructuring costs (8%) and decreased profit contributions from lower commercial spares volume (5%). The adverse impact of net hedging activity partially offset by the favorable impact of foreign currency translation (net combined 5%) and decreased profit contributions from lower volumes at P&WC (2%) were partially offset by the favorable impact of lower research and development costs (4%).

Hamilton Sundstrand – Revenues decreased $248 million (15%) in the second quarter of 2009 compared with the same period of 2008, principally due to lower organic volume in both the industrial businesses (5%) and aerospace businesses (4%). The organic revenue contraction within aerospace reflects declines in aftermarket volume, while OEM remained flat year-over-year. The remaining decrease was attributable to an unfavorable impact of foreign currency translation (3%) and the net impact from acquisitions and divestitures (3%). For the first six months of 2009, revenues decreased $328 million (11%) compared with the same period of 2008, principally due to lower organic volume in the industrial businesses (4%), an unfavorable impact of foreign currency translation (3%), and the net impact of acquisitions and divestitures (3%). Within the aerospace businesses, a decline in aftermarket (4%) was primarily offset by an increase in OEM.

Operating profits decreased $93 million (33%) in the second quarter of 2009 as compared with the same period of 2008, principally due to higher restructuring charges (13%) and a decrease in the aerospace businesses (11%) and industrial businesses (5%). Within aerospace, a decline in aftermarket (16%) was partially offset by an increase in OEM (5%). The increase in OEM was driven primarily by lower year-over-year research and development costs (4%). The remaining operating profit decrease was attributable to the net impact of acquisitions and divestitures (3%) and unfavorable foreign currency translation (1%). For the first six months of 2009, operating profits decreased $130 million (26%) compared with the same period of 2008, principally due to higher restructuring charges (11%) and a decrease in the aerospace businesses (6%) and industrial businesses (5%). Within aerospace, an operating profit decrease in aftermarket (15%) was partially offset by an increase in OEM (9%). The remaining decrease was attributable to the net impact of acquisitions and divestitures (2%) and unfavorable foreign currency translation (2%). These factors also resulted in a decline in operating profit margin as a percentage of revenue in the second quarter and first six months of 2009 as compared to the same periods of the prior year.

Sikorsky – Revenues increased $82 million (6%) in the second quarter of 2009 as compared with the same period of 2008. This increase was primarily driven by higher volumes of military aircraft shipments as well as favorable aircraft configurations. Lower overall commercial aircraft revenues were essentially offset by higher customer funded development program support. For the first six months of 2009, revenues increased $393 million (17%) compared with the same period of 2008. This increase was primarily driven by higher volumes of military aircraft shipments as well as favorable aircraft configurations and foreign military sales.

Operating profits increased $22 million (20%) in the second quarter of 2009 as compared to the same period of 2008. This improvement was primarily attributable to increased military aircraft deliveries and favorable military aircraft configurations (combined 35%), partially offset by less favorable foreign military aircraft configurations (7%). Higher year-over-year restructuring costs (6%) and research and development comprise the remaining year-over-year change. For the first six months of 2009, operating profits increased $56 million (29%) compared to the same period of 2008. This improvement was primarily attributable to increased military aircraft deliveries and favorable military aircraft configurations (combined 48%). Costs associated with a new union contract (11%), higher year-over-year research and development costs (5%) and higher restructuring costs (4%) comprise the majority of the remaining year-over-year change.

Eliminations and other – For the first six months of 2009, the increase in Eliminations and other primarily reflects the impact of higher insurance costs.

General corporate expenses – The decrease in General corporate expenses for both the quarter and first six months of 2009, as compared to the same periods of 2008, reflects lower corporate general and administrative spending across all cost categories as a result of the current economic environment.

LIQUIDITY AND FINANCIAL CONDITION

(in millions of dollars)	June 30, 2009	December 31, 2008	June 30, 2008
Cash and cash equivalents	$4,016	$4,327	$3,442
Total debt	10,816	11,476	10,730
Net debt (total debt less cash and cash equivalents)	6,800	7,149	7,288
Total equity[1]	18,406	16,926	22,869
Total capitalization (debt plus equity)[1]	29,222	28,402	33,599
Net capitalization (debt plus equity less cash and cash equivalents)[1]	25,206	24,075	30,157
Debt to total capitalization[1]	37%	40%	32%
Net debt to net capitalization[1]	27%	30%	24%

Note 1

Effective January 1, 2009, we adopted the provisions of SFAS No. 160. This statement requires the carrying value of noncontrolling interest (previously referred to as minority interest) to be removed from the mezzanine section of the balance sheet and reclassified as equity for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $1,009 million and $957 million from the mezzanine section to equity in the December 31, 2008 and June 30, 2008 balance sheets, respectively.

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

Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business, are closely monitoring the impact on our customers and suppliers, and have determined that while there has been some impact to working capital, overall there has not been a significant effect on our financial position, results of operations or liquidity during the first six months of 2009. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. However, as a result of losses experienced in the global equity markets, our domestic pension funds experienced a negative return on assets of approximately 27% in 2008. This negative return on our domestic plan in 2008, combined with a change in discount rate will increase pension costs by approximately $225 million in 2009 as compared to 2008. During the first six months of 2009, our domestic pension funds produced a small positive return on assets, in contrast to the negative return on assets experienced for the full year of 2008.

Approximately 88% of our domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset backed receivables and structured products. The balance of our domestic pension plans (12%) is invested in less-liquid but market-valued investments, including real estate and private equity.

As discussed further below, our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates, including the $1.0 billion of long-term debt issuance in May 2008 and $1.25 billion of long-term debt issuance in December 2008. Also, in February 2009, we redeemed the entire $500 million outstanding principal amount of our Floating Rate Notes Due 2009 that were due June 1, 2009 at a redemption price in U.S. dollars equal to 100% of the principal amount, plus interest accrued, and on June 1, 2009, we repaid our $400 million of 6 1/2% Notes Due 2009 which matured on the same date.

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

On occasion, we are required to maintain cash deposits with certain banks in respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of June 30, 2009, $346 million of restricted cash is reported in current assets and $10 million is reported in other assets in the Condensed Consolidated Balance Sheet. Restricted cash as of June 30, 2008 was not significant.

Cash Flow - Operating Activities

	Six Months Ended June 30,
(in millions of dollars)	2009	2008
Net cash flows provided by operating activities	$2,025	$2,306

The decrease in cash generated from operating activities in the first six months of 2009 as compared with the same period in 2008, is due largely to the decline in net income attributable to common shareowners, as a result of lower volumes and the domestic pension contributions of $401 million made in the second quarter of 2009. However, a focus on working capital during the second quarter of 2009 helped to offset these declines. Cash used to fund working capital growth decreased from $739 million in the first six months of 2008 to $196 million in the first six months of 2009. This improvement in working capital was largely attributable to a net reduction in inventory build at Carrier of $414 million. The impact of lower volume and improved collections of accounts receivable was effectively offset by the corresponding reduction to accounts payable stemming from the lower volumes, and lower customer advances of $184 million at Sikorsky.

Despite the 15% decline in consolidated revenues, and the lower year-over-year build in working capital noted, net working capital still increased in the first half of 2009 by $196 million. This increase is due largely to an increase in inventory levels associated with the continued high volumes at Sikorsky, the lag in timing of inventory purchases relative to shipments and the volume declines at Pratt & Whitney.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. We made $401 million of cash contributions to our domestic pension plans in the second quarter of 2009, which is the total anticipated contribution for our domestic plans for 2009. We expect full year global contributions of up to $600 million to our pension plans during the year including the $401 million contributed to our domestic plans as noted above. Expected contributions to our defined pension plans in 2009 will meet or exceed the current funding requirements.

Cash Flow - Investing Activities

	Six Months Ended June 30,
(in millions of dollars)	2009	2008
Net cash flows used by investing activities	$(527)	$(1,231)

The decrease in the net use of cash flows year-over-year in investing activities is largely a result of a decrease in our capital expenditures of $202 million and a decrease of $349 million in acquisitions activity in the first six months of 2009 as compared to the first six months of 2008. Capital expenditures have been curtailed across the businesses in line with the volume reductions. For the full year, capital expenditures are expected to decrease approximately 30 percent from 2008 levels. A year-over-year benefit of approximately $205 million on settlement of our foreign exchange derivatives also contributed to the year-over-year decrease. Customer financing activities was a net use of cash of $38 million for the first six months of 2009, compared to a net use of cash of $92 million for the same period in 2008. While we expect that 2009 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,040 million and $1,142 million related to commercial aircraft at June 30, 2009 and December 31, 2008, respectively, of which as much as $174 million may be required to be disbursed during 2009. Net acquisition activity in the first six months of 2009 was $153 million, compared to $461 million for the same period in 2008, and consisted of a number of small purchases both in the commercial and aerospace businesses in both years. We expect total investments in businesses in 2009 to approximate $2 billion, including acquisitions announced during the first six months of 2009; however, actual acquisition spending may vary depending upon the timing and availability of acquisition opportunities.

Cash Flow - Financing Activities

	Six Months Ended June 30,
(in millions of dollars)	2009	2008
Net cash flows used by financing activities	$(1,785)	$(612)

At June 30, 2009, we had two committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion. One credit commitment is a $1.5 billion revolving credit agreement. As of June 30, 2009, there were no borrowings under this revolving credit agreement, which expires in October 2011. We also have a $1.0 billion multicurrency revolving credit agreement that is available for general funding purposes, including acquisitions. During the first six months of 2009, we repaid approximately $460 million which had been borrowed under the multicurrency revolving credit agreement as of December 31, 2008. As of June 30, 2009, there were no borrowings under this revolving credit agreement, which expires in November 2011. The undrawn portions of both the $1.5 billion revolving credit agreement and $1.0 billion multicurrency revolving credit agreement are also available to serve as backup facilities for the issuance of commercial paper. During the second quarter of 2009, we repaid approximately $515 million for the commercial paper which was outstanding as of March 31, 2009. We had approximately $856 million of commercial paper outstanding at June 30, 2009, all of which was scheduled to mature within one month.

In February 2009, we redeemed the entire $500 million outstanding principal amount of our Floating Rate Notes Due 2009 that were due June 1, 2009 at a redemption price in U.S. dollars equal to 100% of the principal amount, plus interest accrued. On June 1, 2009, we repaid our $400 million of 6 1/2% Notes Due 2009 which matured on the same date.

We repurchased $350 million of common stock in the first six months of 2009, under an existing 60 million share repurchase program. Share repurchase in the first half of 2009 represents approximately 7 million shares. At June 30, 2009, approximately 21 million shares remain available for repurchase under the program. We expect total share repurchases in 2009 to be approximately $1 billion and expect the total number of outstanding shares to decrease during the year. However, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs. We paid dividends of $0.385 per share in the first quarter of 2009 totaling $339 million and $0.385 per share in the second quarter of 2009 totaling $340 million. On June 10, 2009, the Board of Directors declared a dividend of $0.385 per share payable September 10, 2009.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2008 Annual Report, incorporated by reference in our 2008 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At June 30, 2009, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as disclosed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2009. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2008 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO), and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO, and our Controller have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Global Growth is Subject to a Number of Economic Risks

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption, including significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme financial and market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airline customers and business jet operators, and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results. We are unable to predict the likely duration and severity of disruption in financial markets and adverse economic conditions in the U.S. and other countries.

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

The results of our commercial and military aerospace businesses, which generated approximately 39% of our consolidated revenues in 2008, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. The challenging operating environment currently faced by commercial airlines is expected to continue. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace revenues and losses under existing contracts. In addition, capital spending and demand for aircraft engine and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2009, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

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

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2009	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
April 1 - April 30	77	$48.65	76	24,013
May 1 - May 31	1,182	51.38	1,178	22,835
June 1 - June 30	1,587	54.13	1,585	21,250

Total	2,846	$52.83	2,839

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

The information related to our Annual Meeting of Shareowners on April 8, 2009 required by Item 4 is incorporated herein by reference to Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.7	United Technologies Corporation Executive Leadership Group Program, as amended, effective June 10, 2009.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20090630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20090630.xsd)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20090630_pre.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20090630_lab.xml)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20090630_cal.xml)

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended June 30, 2009 and 2008, (ii) Condensed Consolidated Statement of Operations for the six months ended June 30, 2009 and 2008, (iii) Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008 and (v) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION

Dated: July 24, 2009	by:	/s/ Gregory J. Hayes
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

Dated: July 24, 2009	by:	/s/ Charles D. Gill
Charles D. Gill
Senior Vice President and General Counsel

Dated: July 24, 2009	by:	/s/ Margaret M. Smyth
Margaret M. Smyth
Vice President, Controller

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.7	United Technologies Corporation Executive Leadership Group Program, as amended, effective June 10, 2009.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20090630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20090630.xsd)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20090630_pre.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20090630_lab.xml)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20090630_cal.xml)

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended June 30, 2009 and 2008, (ii) Condensed Consolidated Statement of Operations for the six months ended June 30, 2009 and 2008, (iii) Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008, and (v) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.