Form 10-Q
period 2009-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2009-10-23
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At September 30, 2009 there were 937,539,417 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2009

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,
(in millions of dollars, except per share amounts)	2009	2008
Revenues:
Product sales	$9,398	$11,002
Service sales	3,789	3,971
Other income, net	188	112

	13,375	15,085

Costs and Expenses:
Cost of products sold	7,353	8,246
Cost of services sold	2,483	2,689
Research and development	344	436
Selling, general and administrative	1,424	1,665

Operating profit	1,771	2,049
Interest	170	177

Income before income taxes	1,601	1,872
Income tax expense	456	502

Net income	1,145	1,370
Less: Noncontrolling interest in subsidiaries’ earnings	87	101

Net income attributable to common shareowners	$1,058	$1,269

Earnings Per Share of Common Stock:
Basic	$1.15	$1.36
Diluted	$1.14	$1.33
Dividends per share of Common Stock	$.39	$.32
Average number of shares outstanding:
Basic	917	933
Diluted	929	951

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars, except per share amounts)	2009	2008
Revenues:
Product sales	$27,387	$32,604
Service sales	11,059	12,015
Other income, net	374	368

	38,820	44,987

Costs and Expenses:
Cost of products sold	21,220	24,676
Cost of services sold	7,324	8,133
Research and development	1,137	1,281
Selling, general and administrative	4,481	5,075

Operating profit	4,658	5,822
Interest	522	518

Income before income taxes	4,136	5,304
Income tax expense	1,126	1,480

Net income	3,010	3,824
Less: Noncontrolling interest in subsidiaries’ earnings	254	280

Net income attributable to common shareowners	$2,756	$3,544

Earnings Per Share of Common Stock:
Basic	$3.00	$3.76
Diluted	$2.97	$3.68
Dividends per share of Common Stock	$1.16	$.96
Average number of shares outstanding:
Basic	918	943
Diluted	928	964

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions of dollars)	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$4,632	$4,327
Accounts receivable, net	8,460	9,480
Inventories and contracts in progress, net	8,086	8,340
Future income tax benefits, current	1,666	1,551
Other assets, current	885	769

Total Current Assets	23,729	24,467

Customer financing assets	1,049	1,002
Future income tax benefits	3,268	3,633
Fixed assets	15,475	15,106
Less: Accumulated depreciation	(9,197)	(8,758)

Net Fixed Assets	6,278	6,348

Goodwill	16,204	15,363
Intangible assets	3,546	3,443
Other assets	3,503	2,581

Total Assets	$57,577	$56,837

Liabilities and Equity
Short-term borrowings	$943	$1,023
Accounts payable	4,430	5,594
Accrued liabilities	12,067	12,069
Long-term debt currently due	760	1,116

Total Current Liabilities	18,200	19,802

Long-term debt	8,729	9,337
Future pension and postretirement benefit obligations	6,663	6,574
Other long-term liabilities	4,339	4,198

Total Liabilities	37,931	39,911

Shareowners’ Equity:
Common Stock	11,516	11,179
Treasury Stock	(15,090)	(14,316)
Retained earnings	26,827	25,159
Unearned ESOP shares	(184)	(200)
Accumulated other comprehensive loss	(4,580)	(5,905)

Total Shareowners’ Equity	18,489	15,917
Noncontrolling interest	1,157	1,009

Total Equity	19,646	16,926

Total Liabilities and Equity	$57,577	$56,837

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2009	2008
Operating Activities:
Net income attributable to common shareowners	$2,756	$3,544
Noncontrolling interest in subsidiaries’ earnings	254	280

Net Income	3,010	3,824
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	925	971
Deferred income tax provision (benefit)	36	(143)
Stock compensation cost	110	161
Change in:
Accounts receivable	981	(719)
Inventories and contracts in progress	145	(1,072)
Other current assets	(58)	(53)
Accounts payable and accrued liabilities	(784)	1,154
Domestic pension contributions	(551)	—
Other operating activities, net	64	18

Net cash flows provided by operating activities	3,878	4,141

Investing Activities:
Capital expenditures	(501)	(810)
Investments in businesses	(557)	(708)
Dispositions of businesses	107	270
Increase in customer financing assets, net	(36)	(98)
Other investing activities, net	256	156

Net cash flows used in investing activities	(731)	(1,190)

Financing Activities:
(Repayment) issuance of long-term debt, net	(965)	991
(Decrease) increase in short-term borrowings, net	(72)	261
Common Stock issued under employee stock plans	212	131
Dividends paid on Common Stock	(1,018)	(869)
Repurchase of Common Stock	(780)	(2,470)
Other financing activities, net	(285)	(280)

Net cash flows used in financing activities	(2,908)	(2,236)

Effect of foreign exchange rate changes on cash and cash equivalents	66	(4)

Net increase in cash and cash equivalents	305	711
Cash and cash equivalents, beginning of year	4,327	2,904

Cash and cash equivalents, end of period	$4,632	$3,615

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at September 30, 2009 and for the quarters and nine months ended September 30, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. We have evaluated for disclosure subsequent events that have occurred up to October 23, 2009, the date of issuance of our financial statements. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2008 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2008 (2008 Form 10-K). Certain reclassifications have been made herein to 2008 amounts to conform to the current year presentation of noncontrolling interests and collaborative arrangements as required by the Consolidation Topic and Collaborative Arrangements Topic, respectively, of the FASB Accounting Standards Codification (FASB ASC). For further information, see discussion in Notes 9 and 11, respectively, to the Condensed Consolidated Financial Statements.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. We account for business combinations as required by the provisions of the Business Combinations Topic of the FASB ASC, which includes provisions that we adopted effective January 1, 2009. The accounting for business combinations retains the underlying concepts of the previously issued standard in that all business combinations are still required to be accounted for at fair value, but changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs are generally expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. These changes are effective on a prospective basis for all of our business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would also apply the revised accounting for business combination provisions.

During the first nine months of 2009, our investment in businesses was approximately $557 million. Investments in the third quarter of 2009 amounted to $360 million, primarily reflecting the acquisition of additional shares in GST Holdings Limited (GST), a fire alarm system provider in China. The acquisition of these additional shares in GST increased our share ownership from 29% to 99% and further strengthens UTC Fire & Security’s presence in the Chinese fire safety industry. The remainder of our investment in businesses for the first nine months of the year consisted of a number of small acquisitions in both our commercial and aerospace businesses. For acquisitions completed prior to January 1, 2009, the final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities, relocation or reduction of employees and other restructuring activities. For acquisitions occurring on or after January 1, 2009, during the measurement period we will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done for acquisitions occurring prior to January 1, 2009. There was no significant impact on our acquisition activity in the first nine months of 2009 from these changes in the provisions of accounting for business combinations.

During the second quarter of 2009, Otis recorded a $52 million non-cash, non-taxable gain recognized on the remeasurement to fair value of a previously held equity interest in a joint venture as a result of the purchase of a controlling interest.

In July 2009, Carrier and Watsco, Inc (Watsco) formed Carrier Enterprise, LLC, a venture to distribute Carrier, Bryant, Payne and Totaline residential and light commercial heating, ventilating and air-conditioning products in the U.S. Sunbelt region and selected territories in the Caribbean and Latin America. As part of the transaction, Carrier contributed its distribution businesses located in these regions into the new venture. In consideration of its contribution, Carrier received approximately 3 million shares of common stock of Watsco and a 40 percent noncontrolling interest in the new venture, which included a business contributed by Watsco. Watsco owns a 60 percent interest in the venture with options to purchase an additional 20 percent interest from Carrier in future years. Carrier recognized a gain of approximately $57 million in the third quarter of 2009 as a result of its contribution of the majority of its U.S. residential sales and distribution businesses in this new venture.

Goodwill. Changes in our goodwill balances for the first nine months of 2009 were as follows:

(in millions of dollars)	Balance as of January 1, 2009	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of September 30, 2009
Otis	$1,193	$127	$51	$1,371
Carrier	3,270	3	(52)	3,221
UTC Fire & Security	5,074	234	304	5,612
Pratt & Whitney	1,037	152	38	1,227
Hamilton Sundstrand	4,423	15	53	4,491
Sikorsky	249	—	(8)	241

Total Segments	15,246	531	386	16,163
Eliminations and other	117	—	(76)	41

Total	$15,363	$531	$310	$16,204

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2009		December 31, 2008
(in millions of dollars)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$1,769	$(808)	$1,625	$(700)
Patents and trademarks	367	(117)	333	(103)
Other, principally customer relationships	2,599	(993)	2,460	(825)

	4,735	(1,918)	4,418	(1,628)

Unamortized:
Trademarks and other	729	—	653	—

Total	$5,464	$(1,918)	$5,071	$(1,628)

Amortization of intangible assets for the quarter and nine months ended September 30, 2009 was $88 million and $259 million, respectively, compared with $85 million and $272 million for the same periods of 2008. Amortization of these intangible assets for 2009 through 2013 is expected to approximate $280 million per year.

Note 2: Earnings Per Share

(in millions of dollars, except per share amounts)	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to common shareowners	$1,058	$1,269	$2,756	$3,544

Average shares:
Basic	917	933	918	943
Stock awards	12	18	10	21

Diluted	929	951	928	964

Earnings per share of Common Stock:
Basic	$1.15	$1.36	$3.00	$3.76
Diluted	$1.14	$1.33	$2.97	$3.68

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights (SARs) and stock options when the average market price of the common stock is lower than the exercise price of the related SARs and options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the quarter and nine months ended September 30, 2009, the number of stock awards excluded from the computation was 15.2 million and 35.7 million, respectively. For the quarter and nine months ended September 30, 2008, the number of stock awards excluded from the computation was 10.2 million and 10.1 million, respectively.

Note 3: Inventories and Contracts in Progress

(in millions of dollars)	September 30, 2009	December 31, 2008
Raw materials	$1,239	$1,271
Work-in-process	3,325	3,295
Finished goods	3,286	3,634
Contracts in progress	6,792	6,113

	14,642	14,313
Less:
Progress payments, secured by lien, on U.S. Government contracts	(361)	(476)
Billings on contracts in progress	(6,195)	(5,497)

	$8,086	$8,340

As of September 30, 2009 and December 31, 2008, inventory also includes capitalized research and development costs of $873 million and $833 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract research and development costs within inventory principally relate to capitalized costs on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Certain reclassifications have been made to the 2008 inventory components presented above in order to conform to the current year presentation.

Note 4: Borrowings and Lines of Credit

Our borrowings consist of the following:

(in millions of dollars)	September 30, 2009	December 31, 2008
Short-term borrowings:
Commercial paper	$592	$150
Revolving credit borrowings	—	461
Other borrowings	351	412

Total short-term borrowings	$943	$1,023

At September 30, 2009, we had committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion under a $1.5 billion revolving credit agreement and a $1.0 billion multicurrency revolving credit agreement, both of which are available for general funding purposes, including acquisitions. As of September 30, 2009, there were no borrowings under either of these revolving credit agreements, which expire in October 2011 and November 2011, respectively. The undrawn portions under both of these agreements are also available to serve as backup facilities for the issuance of commercial paper. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

(in millions of dollars)	September 30, 2009	December 31, 2008
Long-term debt:
LIBOR+.07% floating rate notes due 2009	$—	$500
6.500% notes due 2009	—	400
7.675% ESOP debt due 2009	33	33
4.375% notes due 2010	600	600
7.125% notes due 2010	500	500
6.350% notes due 2011	500	500
6.100% notes due 2012	500	500
4.875% notes due 2015	1,200	1,200
5.375% notes due 2017	1,000	1,000
6.125% notes due 2019	1,250	1,250
8.875% notes due 2019	272	272
8.750% notes due 2021	250	250
6.700% notes due 2028	400	400
7.500% notes due 2029	550	550
5.400% notes due 2035	600	600
6.050% notes due 2036	600	600
6.125% notes due 2038	1,000	1,000
Project financing obligations	125	193
Other (including capitalized leases)	109	105

Total long-term debt	9,489	10,453
Less current portion	(760)	(1,116)

Long-term portion	$8,729	$9,337

In February 2009, we redeemed the entire $500 million outstanding principal amount of our LIBOR+.07% floating rate notes that were due June 1, 2009 at a redemption price in U.S. dollars equal to 100% of the principal amount, plus interest accrued. On June 1, 2009, we repaid our $400 million of 6.500 % notes due 2009 which matured on the same date.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net decrease of $125 million to a net increase of $50 million resulting from additional worldwide uncertain tax positions; from the reevaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts; or from the closure of tax statutes. Not included in the range is €182 million (approximately $267 million) of tax benefits that we have claimed related to a 1998 German reorganization. These tax benefits are currently being reviewed by the German Tax Office in the course of an audit of tax years 1999 to 2000. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a

German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. After consideration of the ECJ decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As developments in the other taxpayer’s case in the German courts warrant, it may become necessary for us to accrue for this matter, and related interest.

In the third quarter of 2009, the Internal Revenue Service (IRS) completed examination fieldwork for the 2004 and 2005 tax years and issued its audit report. Based on the IRS audit report, in the third quarter of 2009 we filed a protest with respect to certain IRS-proposed adjustments with which we do not agree. These adjustments, included in the above range, will be addressed with the Appeals Division of the IRS. The timing of any resolution is currently uncertain. Also during the third quarter of 2009, the IRS commenced its review of our 2006 through 2008 tax years.

We recorded a $38 million reduction in tax expenses in the third quarter of 2009 relating to a re-evaluation of our liabilities and contingencies based on global examination activity in the quarter, including completion of our review of the 2004 and 2005 IRS audit report and our protest filing. In addition, we recognized approximately $17 million of associated pre-tax interest income adjustments in the third quarter of 2009.

The effective tax rate for the quarter ended September 30, 2009 has increased as compared to the same period of 2008 as a result of the tax effects of the Carrier and Watsco transaction and a $32 million adverse tax impact associated with a foreign reorganization, net of the reduction to tax expense relating to the re-evaluation of our tax liabilities and contingencies noted above. The effective tax rate for the nine months ended September 30, 2009 decreased as compared to the same period of 2008 as a result of the favorable tax impact of approximately $25 million in the first quarter of 2009 related to the formation of a commercial venture, the non-taxability in the second quarter of 2009 of the gain Otis realized on its purchase of a noncontrolling interest in a joint venture, partially offset by the net adverse impacts of the third quarter 2009 items.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Contributions to these plans during the quarters and nine months ended September 30, 2009 and 2008 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2009	2008	2009	2008
Defined Benefit Plans	$182	$13	$633	$58

Defined Contribution Plans	$43	$50	$144	$168

In the first nine months of 2009, we contributed $551 million in cash to our domestic defined benefit pension plans, including $150 million which was contributed in the third quarter of 2009. There were no contributions to our domestic defined benefit pension plans in the first nine months of 2008.

The following tables illustrate the components of net periodic benefit cost for our pension and other postretirement benefits:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
(in millions of dollars)	2009	2008	2009	2008
Service cost	$108	$112	$—	$1
Interest cost	324	317	12	13
Expected return on plan assets	(416)	(418)	(1)	(1)
Amortization	14	13	—	(1)
Recognized actuarial net loss	56	30	—	—

	86	54	11	12
Net settlement and curtailment loss	84	—	—	—

Total net periodic benefit cost	$170	$54	$11	$12

(in millions of dollars)	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$322	$339	$2	$3
Interest cost	959	957	37	40
Expected return on plan assets	(1,218)	(1,259)	(1)	(2)
Amortization	42	38	(2)	(5)
Recognized actuarial net loss (gain)	168	91	(2)	—

	273	166	34	36
Net settlement and curtailment loss (gain)	101	(2)	—	—

Total net periodic benefit cost	$374	$164	$34	$36

Note 7: Restructuring and Related Costs

During the first nine months of 2009, we recorded net pre-tax restructuring and related charges in our business segments totaling $695 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$131
Carrier	139
UTC Fire & Security	107
Pratt & Whitney	177
Hamilton Sundstrand	69
Sikorsky	7
Eliminations and other	62
General corporate expenses	3

Total	$695

The net charges included $361 million in cost of sales, $311 million in selling, general and administrative expenses and $23 million in other income and, as described below, primarily relate to actions initiated during 2009 and 2008. Restructuring costs reflected in Eliminations and other primarily reflect the costs associated with the curtailment of our domestic pension plans.

2009 Actions. During the first nine months of 2009, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions, the consolidation of field operations and the consolidation of repair and overhaul operations. We recorded net pre-tax restructuring and related charges totaling $667 million, including $335 million in cost of sales, $310 million in selling, general and administrative expenses and $22 million in other income.

We expect the 2009 actions that were initiated in the first nine months to result in net workforce reductions of approximately 13,000 hourly and salaried employees, the exiting of approximately 4.3 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2009, net workforce reductions of approximately 9,200 employees have been completed. The majority of the remaining workforce and all facility related cost reduction actions are targeted for completion during 2010 and 2011. No specific plans for significant other actions have been finalized at this time.

On September 21, 2009, Pratt & Whitney announced plans to close its Connecticut Airfoil Repair Operations facility in East Hartford, Connecticut by the second quarter of 2010 and its engine overhaul facility in Cheshire, Connecticut by early 2011. On September 22, 2009, the International Association of Machinists (IAM) filed a lawsuit in U.S. District Court in Hartford, Connecticut alleging that Pratt & Whitney’s decision to close these facilities and transfer certain work to facilities outside Connecticut breached the terms of its collective bargaining agreement with the IAM, and seeking to enjoin Pratt & Whitney from moving the work for the duration of the current collective bargaining agreement. Pratt & Whitney believes that it has fully complied with the collective bargaining agreement and that the IAM’s contentions are without merit. Trial is currently scheduled to begin December 14, 2009, and a decision is anticipated by early 2010. Pratt & Whitney has recorded $51 million of restructuring costs associated with these planned closures.

The following table summarizes the accrual balances and utilization by cost type for the 2009 restructuring actions:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at June 30, 2009	$250	$—	$7	$257
Net pre-tax restructuring charges	200	25	8	233
Utilization	(138)	(25)	(8)	(171)

Balance at September 30, 2009	$312	$—	$7	$319

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$664	$45	$99	$808
Costs incurred - quarter ended March 31, 2009	(140)	(6)	(5)	(151)
Costs incurred - quarter ended June 30, 2009	(255)	(14)	(14)	(283)
Costs incurred - quarter ended September 30, 2009	(200)	(25)	(8)	(233)

Balance at September 30, 2009	$69	$—	$72	$141

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred - Quarter Ended March 31, 2009	Costs Incurred - Quarter Ended June 30, 2009	Costs Incurred - Quarter Ended September 30, 2009	Remaining Costs at September 30, 2009
Otis	$143	$(21)	$(57)	$(52)	$13
Carrier	184	(35)	(53)	(41)	55
UTC Fire & Security	112	(13)	(83)	(4)	12
Pratt & Whitney	218	(59)	(43)	(63)	53
Hamilton Sundstrand	78	(19)	(37)	(14)	8
Sikorsky	7	—	(7)	—	—
Eliminations and other	63	(3)	(1)	(59)	—
General corporate expenses	3	(1)	(2)	—	—

Total	$808	$(151)	$(283)	$(233)	$141

2008 Actions. During the first nine months of 2009, we recorded net pre-tax restructuring and related charges and reversals totaling $26 million for restructuring actions initiated in 2008, including $24 million in cost of sales, $1 million in selling, general and administrative expenses and $1 million in other income. The 2008 actions relate to ongoing cost reduction efforts, including selling, general and administrative reductions, principally at Carrier, Pratt & Whitney, and UTC Fire & Security, and the consolidation of manufacturing facilities.

As of September 30, 2009, net workforce reductions of approximately 5,000 employees of an expected 6,200 employees have been completed, and 200,000 net square feet of facilities of an expected 1.2 million net square feet have been exited. The majority of the remaining workforce and facility related cost reduction actions are targeted for completion during 2009 and 2010.

The following table summarizes the accrual balances and utilization by cost type for the 2008 restructuring actions:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at June 30, 2009	$69	$—	$5	$74
Net pre-tax restructuring charges	(8)	1	5	(2)
Utilization	(13)	(1)	(6)	(20)

Balance at September 30, 2009	$48	$—	$4	$52

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$290	$25	$51	$366
Costs incurred through December 31, 2008	(277)	(24)	(26)	(327)
Costs incurred - quarter ended March 31, 2009	(5)	—	(6)	(11)
Costs incurred - quarter ended June 30, 2009	(14)	—	(3)	(17)
Costs incurred - quarter ended September 30, 2009	8	(1)	(5)	2

Remaining costs at September 30, 2009	$2	$—	$11	$13

The following table summarizes expected, incurred and remaining costs for the 2008 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred through December 31, 2008	Costs Incurred Quarter ended March 31, 2009	Costs Incurred Quarter ended June 30, 2009	Costs Incurred Quarter ended September 30, 2009	Remaining Costs at September 30, 2009
Otis	$23	$(21)	$(1)	$—	$—	$1
Carrier	158	(141)	(6)	(2)	(2)	7
UTC Fire & Security	69	(58)	(1)	(3)	(3)	4
Pratt & Whitney	106	(93)	(5)	(13)	6	1
Hamilton Sundstrand	10	(13)	1	1	1	—
Eliminations and other	—	(1)	1	—	—	—

Total	$366	$(327)	$(11)	$(17)	$2	$13

Note 8: Financial Instruments

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures.

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

Foreign Currency Forward Contracts. We manage our foreign currency transaction risks to acceptable limits through the use of derivatives to hedge forecasted cash flows associated with foreign currency transaction exposures which are accounted for as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria of the Derivatives and Hedging Topic of the FASB ASC, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated other comprehensive loss. These changes in fair value will subsequently be reclassified into earnings as a component of product sales or expenses, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

To the extent the hedge accounting criteria are not met, the foreign currency forward contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. These include hedges that are used to reduce exchange rate risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e. payables, receivables) and other economic hedges where the hedge accounting criteria were not met.

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $8.6 billion and $11.2 billion at September 30, 2009 and December 31, 2008, respectively.

Commodity Forward Contracts. We enter into commodity forward contracts to reduce the risk of fluctuations in the price we pay for certain commodities (for example, nickel) which are used directly in the production of our products, or are components of the products we procure to use in the production of our products. These hedges are economic hedges and the changes in fair value of these contracts are recorded currently in earnings in the period in which they occur. The fair value of commodity contracts were insignificant for the period ended September 30, 2009.

The outstanding notional amount of contracts hedging commodity exposures was insignificant at September 30, 2009 and December 31, 2008, respectively.

The following table summarizes the fair value of derivative instruments as of September 30, 2009:

(in millions of dollars)	Assets Balance Sheet Location		Liabilities Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$48	Accrued Liabilities	$61
Foreign Exchange Contracts	Other Assets	57	Other Long-Term Liabilities	1

		$105		$62

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Current Assets	$84	Accrued Liabilities	$73
Foreign Exchange Contracts	Other Assets	6	Other Long-Term Liabilities	10

		$90		$83

Total Derivative Contracts		$195		$145

The impact on Accumulated other comprehensive loss from foreign exchange derivative instruments that qualified as cash flow hedges for the period was as follows:

(in millions of dollars)	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Gain recorded in Accumulated other comprehensive loss	$148	$150
Loss reclassified from Accumulated other comprehensive loss into Product Sales (effective portion)	(39)	(138)
Loss recognized in Other Income, net on derivatives (ineffective portion)	—	(5)

Assuming current market conditions continue, of the amount recorded in Accumulated other comprehensive loss, a $9 million pre-tax gain is expected to be reclassified into product sales or cost of products sold to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. Gains and losses recognized in earnings related to the discontinuance or the ineffectiveness of cash flow hedges was $5 million for the nine months ended September 30, 2009. The ineffectiveness recognized in earnings was the result of certain forecasted product sales transactions no longer occurring and was recorded in the first quarter of 2009. At September 30, 2009, all derivative contracts accounted for as cash flow hedges mature by December 2014.

The effect on the Condensed Consolidated Statement of Operations from foreign exchange contracts not designated as hedging instruments was as follows:

(in millions of dollars)	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Gain (Loss) recognized in Other Income, net	$17	$(31)

Fair Value Disclosure. The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Topic indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability, and also defines fair value based upon an exit price model.

We adopted the requirements of the Fair Value Measurements and Disclosure Topic as of January 1, 2008, with the exception of the application to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed and therefore adopted as of January 1, 2009. As of September 30, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

Valuation Hierarchy. The Fair Value Measurements and Disclosure Topic of the FASB ASC establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

(in millions of dollars)	Total Carrying Value at September 30, 2009	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$631	$631	$—	$—
Derivative assets	195	—	195	—
Derivative liabilities	145	—	145	—

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

As of September 30, 2009, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The Financial Instruments Topic of the FASB ASC requires interim disclosures regarding the fair values of financial instruments. Additionally, this topic requires disclosure of the methods and significant assumptions used to estimate the fair value of certain financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. The interim disclosure requirements of this Topic do not change the previous accounting treatment for these financial instruments. We adopted the interim disclosure requirements under this Topic during the quarter ended June 30, 2009.

The carrying amounts and fair values of financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
(in millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets and Liabilities
Marketable equity securities	$631	$631	$325	$325
Long-term receivables	362	345	343	316
Customer financing notes receivable	320	256	316	245
Short-term borrowings	(943)	(943)	(1,023)	(1,023)
Long-term debt	(9,440)	(10,352)	(10,408)	(11,332)

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

We have outstanding financing and rental commitments totaling $1,036 million at September 30, 2009. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitment itself is not readily determinable and is not considered significant.

Note 9: Equity

A summary of the changes in equity for the quarters and nine months ended September 30, 2009 and 2008 is provided below:

(in millions of dollars)	Quarter Ended September 30,
	2009			2008
	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$17,379	$1,027	$18,406	$21,912	$957	$22,869
Comprehensive income for the period
Net income	1,058	87	1,145	1,269	101	1,370
Other comprehensive income (loss):
Foreign currency translation, net	485	25	510	(965)	(17)	(982)
Increases (decreases) in unrealized gains from available-for-sale investments, net	63	—	63	(19)	—	(19)
Cash flow hedging gains (losses)	136	—	136	(38)	—	(38)
Change in pension and post-retirement benefit plans, net	11	—	11	34	—	34

Total other comprehensive income (loss)	695	25	720	(988)	(17)	(1,005)

Total comprehensive income for the period	1,753	112	1,865	281	84	365
Common Stock issued under employee plans	177		177	113		113
Common Stock repurchased	(430)		(430)	(925)		(925)
Dividends on Common Stock	(339)		(339)	(286)		(286)
Dividends on ESOP Common Stock	(14)		(14)	(12)		(12)
Dividends attributable to noncontrolling interest	—	(59)	(59)	—	(81)	(81)
Purchase of subsidiary shares from noncontrolling interest	(37)	(14)	(51)	—	—	—
Acquired noncontrolling interest	—	91	91	—	2	2

Equity, end of period	$18,489	$1,157	$19,646	$21,083	$962	$22,045

(in millions of dollars)	Nine Months Ended September 30,
	2009			2008
	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$15,917	$1,009	$16,926	$21,355	$912	$22,267
Comprehensive income for the period
Net income	2,756	254	3,010	3,544	280	3,824
Other comprehensive income (loss):
Foreign currency translation, net	937	11	948	(800)	15	(785)
Increases (decreases) in unrealized gains from available-for-sale investments, net	93	—	93	(34)	—	(34)
Cash flow hedging gains (losses)	208	—	208	(73)	—	(73)
Change in pension and post-retirement benefit plans, net	87	—	87	81	—	81

Total other comprehensive income (loss)	1,325	11	1,336	(826)	15	(811)

Total comprehensive income for the period	4,081	265	4,346	2,718	295	3,013
Common Stock issued under employee plans	397		397	408		408
Common Stock repurchased	(780)		(780)	(2,492)		(2,492)
Dividends on Common Stock	(1,018)		(1,018)	(869)		(869)
Dividends on ESOP Common Stock	(44)		(44)	(37)		(37)
Dividends attributable to noncontrolling interest	—	(259)	(259)	—	(270)	(270)
Purchase of subsidiary shares from noncontrolling interest	(64)	(24)	(88)	—	(51)	(51)
Sale of subsidiary shares in noncontrolling interest	—	—	—	—	40	40
Acquired noncontrolling interest	—	166	166	—	36	36

Equity, end of period	$18,489	$1,157	$19,646	$21,083	$962	$22,045

Effective January 1, 2009, we adopted the provisions under the Consolidation Topic of the FASB ASC as it relates to the accounting for noncontrolling interests in Consolidated Financial Statements. These provisions require that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity, and that consolidated net income be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $1,009 million and $962 million from the mezzanine section to equity in the December 31, 2008 and September 30, 2008, balance sheets, respectively.

Consistent with the requirements under the Business Combinations Topic of the FASB ASC and the accounting for noncontrolling interests in Consolidated Financial Statements, changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarter and nine months ended September 30, 2009 is provided below:

(in millions of dollars)	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Net income attributable to common shareowners	$1,058	$2,756

Transfers to noncontrolling interests
Decrease in common stock for purchase of subsidiary shares	(37)	(64)

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$1,021	$2,692

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2008.

The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2009 and 2008 are as follows:

(in millions of dollars)	2009	2008
Balance as of January 1	$1,136	$1,252
Warranties and performance guarantees issued	275	363
Settlements made	(312)	(457)
Other	(24)	1

Balance as of September 30	$1,075	$1,159

Note 11: Collaborative Arrangements

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues generated from engine programs, spare parts sales, and aftermarket business under collaboration arrangements are recorded as earned in our financial statements. Amounts attributable to our collaborative partners for their share of revenues are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement of the collaborator’s share of program costs is recorded as a reduction of the related expense item at that time. As of September 30, 2009, the collaborators’ interests in existing engine production programs ranged from 1 percent to 29 percent. Pratt & Whitney directs those programs and is the principal participant in all existing collaborative arrangements. There are no individually significant collaborative arrangements and none of the partners exceed 25 percent share in an individual program.

The following table illustrates the income statement classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2009	2008	2009	2008
Collaborator share of revenues:
Cost of products sold	$167	$267	$567	$794
Cost of services sold	7	4	21	11
Collaborator share of program costs (reimbursement of expenses incurred):
Cost of products sold	(14)	(20)	(47)	(63)
Research and development	(14)	(11)	(46)	(34)
Selling, general and administrative	(1)	(3)	(4)	(8)

The Collaborative Arrangements Topic of the FASB ASC requires that participants in a collaborative arrangement report costs incurred and revenues generated from such transactions on a gross basis and in the appropriate line items in each company’s financial statements. This is pursuant to the guidance in the Revenue Recognition Topic of the FASB ASC that addresses whether an entity should report revenue gross or net depending on whether the entity functions as a principal or agent. The Collaborative Arrangements Topic also requires disclosure of the nature and purpose of the participant’s collaborative arrangements, the participant’s rights and obligations under these arrangements, the accounting policy for collaborative arrangements, the income statement classification and amounts attributable to transactions arising from collaboration arrangements between participants, and the disclosure related to individually significant collaborative arrangements. These requirements were effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date.

We adopted the provisions of the Collaborative Arrangements Topic as of January 1, 2009. As required, we have applied the provisions retrospectively for all periods presented. As a result, the collaborators’ share of revenues, which were previously reported on a net basis, are now reported on a gross basis. Certain reclassifications were made to the prior year amounts in both the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations. In the Condensed Consolidated Balance Sheet, accounts receivable and accounts payable were each increased by $368 million at December 31, 2008, in order to reflect the amounts owed to our collaborative partners for their share of revenues on a gross basis.

The following table illustrates the effect of the retroactive application on our Revenues and Costs and Expenses for all collaborative arrangements existing as of the effective date:

	Quarter Ended September 30, 2008			Nine Months Ended September 30, 2008
(in millions of dollars)	As Previously Reported	Effect of Retroactive Application	Currently Reported	As Previously Reported	Effect of Retroactive Application	Currently Reported
Revenues:
Product sales	$10,735	$267	$11,002	$31,810	$794	$32,604
Service sales	3,967	4	3,971	12,004	11	12,015
Other income, net	112	—	112	368	—	368

	14,814	271	15,085	44,182	805	44,987

Costs and Expenses:
Cost of products sold	7,979	267	8,246	23,882	794	24,676
Cost of services sold	2,685	4	2,689	8,122	11	8,133
Research and development	436	—	436	1,281	—	1,281
Selling, general and administrative	1,665	—	1,665	5,075	—	5,075

Operating profit	$2,049	$—	$2,049	$5,822	$—	$5,822

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

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky’s liability is approximately $80 million (including interest). We believe this claim is without merit and intend to appeal.

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

As discussed more fully in Note 11 to the Condensed Consolidated Financial Statements, as of January 1, 2009 the collaborators’ share of revenues, which were previously reported on a net basis, are now reported on a gross basis as required under the Collaborative Arrangements Topic of the FASB ASC. Prior period amounts include retrospective application of the accounting for Collaborative Arrangements.

Results for the quarters and nine months ended September 30, 2009 and 2008 are as follows:

Quarter Ended September 30, (in millions of dollars)	Revenues		Operating Profits		Operating Profit Margins
	2009	2008	2009	2008	2009	2008
Otis	$2,962	$3,245	$633	$648	21.4%	20.0%
Carrier	3,007	3,917	312	421	10.4%	10.7%
UTC Fire & Security	1,383	1,624	149	154	10.8%	9.5%
Pratt & Whitney	3,031	3,421	444	530	14.6%	15.5%
Hamilton Sundstrand	1,400	1,532	247	286	17.6%	18.7%
Sikorsky	1,648	1,438	157	133	9.5%	9.2%

Total segments	13,431	15,177	1,942	2,172	14.5%	14.3%
Eliminations and other	(56)	(92)	(98)	(33)
General corporate expenses	—	—	(73)	(90)

Consolidated	$13,375	$15,085	$1,771	$2,049	13.2%	13.6%

Nine Months Ended September 30, (in millions of dollars)	Revenues		Operating Profits		Operating Profit Margins
	2009	2008	2009	2008	2009	2008
Otis	$8,579	$9,706	$1,770	$1,899	20.6%	19.6%
Carrier	8,594	11,682	594	1,156	6.9%	9.9%
UTC Fire & Security	3,999	4,960	297	395	7.4%	8.0%
Pratt & Whitney	9,322	10,454	1,347	1,602	14.4%	15.3%
Hamilton Sundstrand	4,183	4,643	626	795	15.0%	17.1%
Sikorsky	4,371	3,768	406	326	9.3%	8.7%

Total segments	39,048	45,213	5,040	6,173	12.9%	13.7%
Eliminations and other	(228)	(226)	(142)	(55)
General corporate expenses	—	—	(240)	(296)

Consolidated	$38,820	$44,987	$4,658	$5,822	12.0%	12.9%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring charges included in segment operating results.

Note 14: Accounting Pronouncements

In December 2008, the FASB issued additional guidance, which resides under the Compensation – Retirement Benefits Topic of the FASB ASC, on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This guidance will be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this guidance and anticipate that it will not have a significant impact on the reporting of our results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166). As of September 30, 2009, SFAS 166 has not been incorporated within the FASB ASC. SFAS 166 removes the concept of a qualifying special-purpose entity and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating this new statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). As of September 30, 2009, SFAS 167 has not been incorporated within the FASB ASC. SFAS 167 amends previous accounting related to the Consolidation of Variable Interest Entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating this new statement.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU becomes effective for us on October 1, 2009. We have evaluated this ASU and have determined there are no significant impacts to our financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at measurement date, any unfunded commitments, and the investment strategies of the investees. The amendments in this ASU are effective for interim and annual periods ending after December 15, 2009. Early application is permitted. We are currently evaluating this new ASU and anticipate that it will not have a significant impact on our financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended September 30, 2009 and 2008, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 23, 2009, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of United Technologies Corporation and its subsidiaries (the “Corporation”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. This interim financial information is the responsibility of the Corporation’s management.

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

As discussed in the Notes to the condensed consolidated interim financial information, the Corporation changed the manner in which it discloses fair value, the manner in which the Corporation accounts for business combinations, noncontrolling interests, and collaborative arrangements and the manner in which it provides disclosures about derivatives and hedging activities, subsequent events, and fair value of financial instruments in 2009.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, of cash flows and of changes in shareowners’ equity for the year then ended (not presented herein), and in our report dated February 11, 2009 (which included an explanatory paragraph with respect to the Corporation’s change in the manner of accounting for defined benefit pension and other postretirement plans, uncertain tax positions and disclosures of fair value measurements), we expressed an unqualified opinion on those consolidated financial statements. As discussed in the Notes to the accompanying condensed consolidated financial information, the Corporation changed its method of accounting for noncontrolling interests and collaborative arrangements in 2009. The accompanying 2008 condensed consolidated financial information reflects this change.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut October 23, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We conduct our business through six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses,” while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses.” The current status of significant factors impacting our business environment in 2009 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report, which is incorporated by reference in our 2008 Form 10-K. Certain reclassifications have been made to the 2008 amounts to conform to the current year presentation of noncontrolling interests and collaborative arrangements as required by the Consolidation Topic and Collaborative Arrangements Topic, respectively, of the FASB Accounting Standards Codification (FASB ASC). See discussion in Notes 9 and 11, respectively, to the Condensed Consolidated Financial Statements.

General

As worldwide businesses, our operations can be affected by global and regional industrial, economic and political factors. In order to limit the impact of any one industry or the economy of any single country on our consolidated operating results, our strategy has been, and continues to be, the maintenance of a balanced and diversified portfolio of businesses. Our businesses include both commercial and aerospace operations, original equipment manufacturing (OEM) businesses with extensive related aftermarket parts and services businesses, as well as shorter cycles in our commercial businesses, particularly Carrier, and longer cycles in our aerospace businesses. Our customers include companies in the private sector and governments, and our businesses reflect extensive geographic diversification that has evolved with the continued globalization of world economies.

The challenging and difficult end market environments in which our businesses have operated over the past year are showing signs of stabilization, although there is still considerable uncertainty as to the shape of the economic recovery. Asia’s emerging markets are showing some indications of recovery, particularly China, which has experienced increased bank lending as a result of significant government stimulus initiatives. In the U.S., both the financial and housing markets have shown signs of stability, but unemployment remains high and consumer spending is still weak. Although order rate declines for most of our businesses appear to have substantially stabilized, albeit at lower levels, with improvement noted at Otis and specifically in China, we are still operating in a difficult end market environment. Significant airline losses, weak airline traffic and business jet production, year-over-year declines in commercial construction activity and depressed conditions in the transport refrigeration industries as well as domestic and certain international housing markets have adversely impacted aspects of our underlying businesses during the first nine months of the year and are expected to continue to present challenges throughout the remainder of 2009.

As a result of the difficult end market environment, total revenues declined 11% in the third quarter of 2009, as compared to the same period in the prior year. This includes a decline in organic revenue (7%) and the adverse impact of foreign currency translation (3%). The reduction in organic revenue reflects declines in new equipment sales at Otis and lower volume across all businesses at Carrier, particularly the higher-margin transport refrigeration business. UTC Fire & Security’s organic revenue contraction reflects declines in both the fire safety and electronic security businesses. As a result of continued weakness in construction and general manufacturing markets, Hamilton Sundstrand’s industrial business saw organic revenue contraction year-over-year. Within the aerospace industry, weak airline traffic, the impact from capacity reductions, lower aircraft utilization and cash conservation measures at some airlines has resulted in a related decrease in commercial aerospace aftermarket volume at both Pratt & Whitney and Hamilton Sundstrand. Low demand for business and general aviation aircraft continues to adversely impact Pratt & Whitney Canada (P&WC) engine shipments in the quarter. Continued government military spending and demand for military helicopters favorably impacted Sikorsky, which experienced 15% revenue growth in the third quarter of 2009 compared to the same period of 2008.

The decline in revenue contributed to a consolidated operating profit decline of 14% in the third quarter of 2009, as compared with the same period of 2008. This year-over-year decline includes the adverse impacts of higher restructuring charges (7%), adverse foreign currency translation combined with the impact of currency hedges at P&WC (combined 5%), and net divestitures (1%). To help mitigate the impact of the global economic downturn and better position us for the future, we continue to focus on restructuring and cost reduction actions. During the third quarter of 2009, we incurred restructuring charges of $231 million for actions to help mitigate the volume declines and to reduce structural and overhead costs across all of our businesses. We now expect full year restructuring costs to total approximately $800 million, including the $695 million of charges incurred in the first nine months of 2009. However, no specific plans for significant other actions have been finalized at this time. In addition to savings from restructuring, we are seeing benefits from other cost reductions, in areas such as travel, furloughs, research and development and employee attrition. This continued focus on costs that are within our control, including restructuring, has resulted in approximately $950 million of discrete cost reductions in the first nine months of 2009.

The year-over-year general strength of the U.S. dollar against certain currencies such as the Euro generated an adverse foreign currency impact of $.07 per share on our operational performance in the third quarter of 2009. This year-over-year impact represents the adverse impact of hedging at P&WC net of the beneficial impact of foreign currency translation. The relative strength in the U.S. dollar benefits P&WC operating results, as the majority of P&WC’s revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. However, this benefit was more than offset by the adverse impact on revenues of maturing hedges that were executed when the U.S. dollar was weaker.

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

Weak underlying global economic conditions have continued to adversely impact the commercial businesses to varying degrees with the most significant effects experienced at Carrier. A stronger U.S. dollar as compared to the first nine months of 2008, weak commercial construction, and weak demand in end markets have all posed operating challenges. Conversely, the U.S. housing market is showing signs of stabilization. Year-over-year order rates in the third quarter of 2009 have largely stabilized, with some improvement in the rates of decline compared to those experienced in the first half of 2009.

Within the Otis segment, revenues decreased 12% in the first nine months of 2009 as compared to 2008, largely reflecting lower volume (5%) and the unfavorable impact of foreign currency translation (8%). Difficult economic conditions have adversely impacted many commercial construction markets around the world resulting in a decline in new equipment sales. Cost reduction actions and continued strength in the contractual maintenance business, along with lower commodity prices, helped mitigate the new equipment volume decline. During the first nine months of 2009, new equipment orders decreased 36% as compared to the same period in 2008.

Weak market conditions continue to impact all businesses at Carrier, particularly the higher margin transport refrigeration business where revenues declined 35% in the third quarter of 2009 as compared to the same period of 2008. The challenging global economy continues to have an immediate impact on Carrier’s short cycle businesses, leading to a decline in organic revenue of 14% in the third quarter of 2009. In response to the difficult end market environment, Carrier continues to focus on implementing restructuring and other cost reduction initiatives to assist in mitigating the impact from the steep volume decline.

UTC Fire & Security experienced a 15% revenue decline in the third quarter of 2009, as compared to the same period of 2008. Organic revenue contraction (9%) contributed to the lower revenues with comparable declines in both the fire safety and electronic security businesses in the third quarter. UTC Fire & Security experienced particular weakness in the Americas and the United Kingdom as a result of the challenging economic conditions. The adverse impact of foreign currency translation (6%) contributed the remainder of the revenue decline year-over-year.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. Revenue passenger miles (RPMs), U.S. government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses.

The global aerospace industry continues to confront weak global economic conditions and reduced air travel, imposing a difficult operating environment and resulting in significant losses for airlines. As a result, airframers have seen lower levels of orders for aircraft compared to 2008. Due to the weak demand for business and general aviation aircraft, as corporations cut back on discretionary spending, business jet OEMs have seen lower levels of orders. Accordingly, business jet OEMs have made downward revisions to their production schedules, resulting in additional pressure on P&WC. These factors have led to a 32% decrease in third quarter year-over-year engine shipments at P&WC. In an effort to combat the impact of the current economic environment, airlines have slashed ticket prices to lure travelers, reduced capacity by idling some aircraft, retired older and less fuel efficient aircraft, and have delayed orders and deliveries of new planes. Continued weak passenger and cargo traffic, capacity reductions, lower aircraft utilization, and cash conservation measures at some airlines have led to a corresponding decrease in commercial aerospace aftermarket volume at both Pratt & Whitney and Hamilton Sundstrand and, accordingly, consolidated commercial aerospace aftermarket revenue declined 14% for the first nine months of 2009 as compared to the same period of 2008.

Although the commercial aircraft market remains a challenge, higher military aircraft deliveries as a result of continued government spending drove a 15% increase in Sikorsky’s third quarter revenues as compared to the same period of 2008. With the robust government demand, Sikorsky’s military backlog remains very strong.

Acquisition Activity

Our growth strategy contemplates acquisitions. The rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved, can affect our operations and results. During the first nine months of 2009, our investment in businesses was approximately $557 million. Investments in the third quarter of 2009 amounted to $360 million, primarily reflecting the acquisition of additional shares of GST Holdings Limited (GST), a fire alarm system provider in China. The acquisition of these additional shares in GST increased our share ownership from 29% to 99% and further strengthens UTC Fire & Security’s presence in the Chinese fire safety industry. The remainder of our investment in businesses for the first nine months of the year consisted of a number of small acquisitions in both our commercial and aerospace businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity, goodwill increased approximately $ 531 million in the first nine months of 2009.

During the second quarter of 2009, Otis recorded a $52 million non-cash, non-taxable gain recognized on the remeasurement to fair value of a previously held equity interest in a joint venture as a result of the purchase of a controlling interest.

Carrier continues its path of aggressive transformation, to a simpler, more focused, higher returns business. In July 2009, Carrier and Watsco, Inc (Watsco) formed Carrier Enterprise, LLC, a venture to distribute Carrier, Bryant, Payne and Totaline residential and light commercial heating, ventilating and air-conditioning products in the U.S. Sunbelt region and selected territories in the Caribbean and Latin America. As part of the transaction, Carrier contributed its distribution businesses located in these regions into the new venture. In consideration of its contribution, Carrier received approximately 3 million shares of common stock of Watsco and a 40 percent noncontrolling interest in the new venture, which included a business contributed by Watsco. Watsco owns a 60 percent interest in the venture with options to purchase an additional 20 percent interest from Carrier in future years. Carrier recognized a gain of approximately $57 million in the third quarter of 2009 as a result of its contribution of the majority of its U.S. residential sales and distribution businesses into this new venture.

We continue to expect to invest approximately $2 billion in acquisitions for 2009, including those investments during the first nine months of 2009, although this will depend upon the timing, availability and appropriate value of acquisition opportunities.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2008 Annual Report, incorporated by reference in our 2008 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of 2009.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter Ended September 30,		% change	Nine Months Ended September 30,		% change
(in millions of dollars)	2009	2008		2009	2008
Sales	$13,187	$14,973	(11.9)%	$38,446	$44,619	(13.8)%
Other income, net	188	112	67.9%	374	368	1.6%

Total revenues	$13,375	$15,085	(11.3)%	$38,820	$44,987	(13.7)%

The 11% revenue decline in the third quarter of 2009, as compared to the same period of 2008, primarily reflects organic revenue contraction ( 7%) and the adverse impact from foreign currency translation (3%) resulting from the year-over-year strength of the U.S. dollar relative to currencies such as the Euro. As discussed above in the “Business Overview” section, the revenue contraction reflects decreases in all but our Sikorsky business, with particular weakness in our commercial businesses as a result of challenging global economic conditions. Depressed conditions in the business jet market has adversely impacted P&WC as it experienced a 32% decrease in engine shipments for the third quarter of 2009, as compared to the same period of 2008. Continued weak air traffic and cash conservation measures at some airlines have resulted in corresponding declines in aerospace aftermarket revenues, primarily at Pratt & Whitney and Hamilton Sundstrand. Also contributing to the year-over-year revenue decline is the adverse impact of maturing currency hedges at P&WC that were executed when the U.S. dollar was weaker.

The 14% revenue decline in the first nine months of 2009, as compared to the same period of 2008, reflects organic revenue contraction ( 8%), the adverse impact from foreign currency translation (5%) resulting from the year-over-year strength of the U.S. dollar relative to currencies such as the Euro and the impact of net acquisitions and divestitures (1%). As with the third quarter decline, the nine month revenue decline largely reflects decreases at most of our businesses as a result of challenging global economic conditions, with particular weakness in our commercial businesses, a decline in aerospace aftermarket revenues at both Pratt & Whitney and Hamilton Sundstrand and the adverse impact from a depressed business jet market. Similar to the third quarter of 2009, year to date revenues also reflect the adverse impact of maturing currency hedges at P&WC that were executed when the U.S. dollar was weaker.

Other income, net for the third quarter of 2009 includes a gain at Carrier of approximately $57 million as a result of a contribution of the majority of its U.S. residential sales and distribution businesses into a new venture and favorable pretax interest income adjustments of approximately $17 million related to global tax examination activity in the quarter. The favorable pretax interest income adjustments primarily relate to the completion of our review of the 2004 to 2005 Internal Revenue Service (IRS) audit report. The year-over-year change in other income, net of the above mentioned gains, primarily reflects lower hedging costs on our cash management activities partially offset by lower net year-over-year change in gains generated from business divestiture activity and lower interest income across the businesses. Other income, net in the third quarter of 2008, includes a $37 million non-cash gain recognized on the sale of a partial investment at Pratt & Whitney. The balance of other income is comprised of joint venture income, royalties, and other miscellaneous operating activities.

The increase in other income, net for the first nine months of 2009, as compared to the same period of the prior year, largely reflects a gain in the third quarter of 2009 at Carrier as result of the contribution of a majority of its U.S. residential sales and distribution businesses into a new venture and favorable pretax interest income adjustments, as noted above, as well as a $52 million gain recognized at Otis in the second quarter of 2009 on the remeasurement to fair value of an interest in a joint venture. Other income, net was also favorably impacted by lower hedging costs on our cash management activities. These increases in other income, net were largely offset by lower royalty and interest income across the businesses, lower net year-over-year gains on various fixed asset disposals, lower equity income at Carrier from a joint venture in Japan, lower net year-over-year gains generated from business divestiture activity, and higher costs related to miscellaneous operating activities.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2009	2008	2009	2008
Gross margin	$3,351	$4,038	$9,902	$11,810
Percentage of sales	25.4%	27.0%	25.8%	26.5%

The 160 basis point decrease in gross margin as a percentage of sales in the third quarter of 2009 as compared to 2008 is net of the adverse impact of higher year-over-year restructuring charges (90 basis points). Gross margin was adversely impacted as a result of lower sales volumes, particularly in our higher margin aerospace aftermarket and transport refrigeration businesses as well as the adverse impact from deliveries of low margin international development aircraft at Sikorsky. These adverse impacts were partially offset by the continued focus on cost reduction, savings from previously initiated restructuring actions, and margin growth experienced at Otis from lower commodity prices and the continued shift toward higher margin contractual maintenance sales, which more than offset the impact from lower new equipment volume to account for the remaining decline in gross margin as a percentage of sales.

For the first nine months of 2009, the year-over-year decrease in gross margin as a percentage of sales of 70 basis points primarily reflects higher year-over-year restructuring charges (70 basis points). Continued focus on cost reduction, savings from previously initiated restructuring actions, net operational efficiencies and margin growth experienced at Otis from lower commodity prices and the continued shift toward higher margin contractual maintenance sales offset the impact of lower sales volumes, particularly in our higher margin aerospace aftermarket and transport refrigeration businesses.

Research and Development

	Quarter Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
(in millions of dollars)	Amount	% of sales	Amount	% of sales	Amount	% of sales	Amount	% of sales
Company-funded	$344	2.6%	$436	2.9%	$1,137	3.0%	$1,281	2.9%
Customer-funded	550	4.2%	488	3.3%	1,583	4.1%	1,525	3.4%

Total	$894	6.8%	$924	6.2%	$2,720	7.1%	$2,806	6.3%

The decrease in company-funded research and development in the third quarter of 2009 as well as the first nine months of the year, compared to the same period in 2008, primarily reflects declines at Pratt & Whitney and Hamilton Sundstrand. The decrease at Pratt & Whitney was largely driven by the timing of program development activities, while the decrease at Hamilton Sundstrand primarily reflects lower costs on the Boeing 787 program. Company-funded research and development spending for the full year 2009 is expected to decrease by approximately $175 million from 2008 levels as a result of shifts in the timing of program development activities, lower requirements on key development programs, and the continued focus on cost reduction. Company-funded research and development spending is subject to the variable nature of program development schedules.

The increase in customer-funded research and development in the third quarter of 2009, compared to the same period of 2008, largely relates to increases at both Hamilton Sundstrand and Sikorsky. The increase at Hamilton Sundstrand reflects higher spending on various commercial and space programs, while Sikorsky’s increase is primarily attributable to higher development spending on the CH-53K program. The increase in customer-funded research and development for the first nine months of 2009, compared to the same period of 2008, largely reflects increases at Hamilton Sundstrand on various commercial and space programs and at Sikorsky on higher development spending on the CH-53K program, partially offset by reduced effort at Pratt & Whitney on the Joint Strike Fighter development program as it nears completion.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2009	2008	2009	2008
Selling, general and administrative expenses	$1,424	$1,665	$4,481	$5,075
Percentage of sales	10.8%	11.1%	11.7%	11.4%

The decrease in selling, general and administrative expenses in the third quarter of 2009, as compared to the same period of 2008, is due primarily to a continued focus on cost reduction and the impact from restructuring and cost saving initiatives undertaken in 2008 and 2009 in anticipation of adverse economic conditions. As a percentage of sales, selling, general and administrative expenses decreased 30 basis points. This decrease includes the adverse impact of higher restructuring costs (approximately 20 basis points) year-over-year, which was more than offset by the benefit from cost reduction actions in such areas as travel, furloughs and employee attrition, and the favorable impact of foreign exchange.

Similar to the third quarter of 2009, the decrease in selling, general and administrative expenses for the first nine months of 2009, as compared to the same period of 2008, is due primarily to a continued focus on cost reduction and the impact from restructuring and cost saving initiatives. As a percentage of sales, selling, general and administrative expenses increased 30 basis points. This increase includes the adverse impact of higher restructuring costs (approximately 60 basis points) year-over-year, more than offset by the benefit from reduced overhead costs and the favorable impact of foreign exchange.

Interest Expense

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2009	2008	2009	2008
Interest expense	$170	$177	$522	$518
Average interest rate	5.6%	5.9%	5.8%	5.9%

The decrease in interest expense in the third quarter of 2009 as compared to the same period of the prior year largely reflects the redemption in February 2009 of our $500 million of LIBOR+.07% floating rate notes due 2009 and the repayment in June 2009 of our $400 million of 6.500% notes due 2009 partially offset by the impact from the issuance of $1.25 billion of long-term debt in December 2008. Interest expense also reflects the lower cost associated with our commercial paper borrowings. The redemptions and repayments as well as the lower cost of borrowing noted above resulted in a decline in the average interest rate in the third quarter of 2009 as compared to the same period of the prior year.

The increase in interest expense for the first nine months of 2009 as compared to the same period of the prior year is primarily the result of the issuances of $1.25 billion and $1.0 billion of long-term debt in December and May 2008, respectively, both bearing interest at 6.125% partially offset by the absence of interest expense caused by the redemption in February 2009 of our $500 million of LIBOR+.07% floating rate notes due 2009 and the repayment in June 2009 of our $400 million of 6.500% notes due 2009. Interest expense also reflects the lower cost associated with our commercial paper borrowings.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Effective tax rate	28.5%	26.8%	27.2%	27.9%

The effective tax rate for the quarter ended September 30, 2009 has increased as compared to the same period of 2008 as a result of the tax effects of the Carrier and Watsco transaction and a $32 million adverse tax impact associated with a foreign reorganization, net of the reduction to tax expense relating to the re-evaluation of our tax liabilities and contingencies as described in Note 5 to the Condensed Consolidated Financial Statements. The effective tax rate for the nine months ended September 30, 2009 decreased as compared to the same period of 2008 as a result of the favorable tax impact of approximately $25 million in the first quarter of 2009 related to the formation of a commercial venture, and the non-taxability in the second quarter of 2009 of the gain Otis realized on its purchase of a controlling interest in a joint venture, partially offset by the net adverse impacts of the third quarter 2009 items noted above. The effective tax rate for the balance of the year is expected to be approximately 28% before the impact of any discrete events.

Net Income

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share amounts)	2009	2008	2009	2008
Net income	$1,145	$1,370	$3,010	$3,824
Less: Noncontrolling interest in subsidiaries’ earnings	87	101	254	280

Net income attributable to common shareowners	$1,058	$1,269	$2,756	$3,544

Diluted earnings per share	$1.14	$1.33	$2.97	$3.68

The general strength of the U.S. dollar against certain currencies, such as the Euro, in the first nine months of 2009 as compared to 2008, generated an adverse foreign currency impact on our operational results of $.07 and $.26 per share in the third quarter and first nine months of 2009, respectively. These impacts include the net impacts of both foreign currency translation and hedging at P&WC. In the third quarter of 2009, positive foreign currency translation at P&WC of $.02 per share was more than offset by the adverse impact of hedging. At P&WC, the strength of the U.S. dollar in the third quarter of 2009 generated positive foreign currency translation impact as the majority of P&WC’s revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. Due to the significant revenue growth at P&WC over the past few years, as well as the dramatic increase in the strength of the Canadian dollar to the U.S. dollar in early 2008, the hedges previously entered into generated an adverse foreign exchange impact as the U.S. dollar strengthened. As a result of hedging programs currently in place, P&WC’s 2009 full year operating results are now expected to include the adverse impact of foreign currency translation, net of hedging, of approximately $125 million. For additional discussion of hedging, refer to Note 8 to the Condensed Consolidated Financial Statements. Diluted earnings per share for the third quarter of 2009 and first nine months of the year were favorably impacted by approximately $.02 and $.05 per share, respectively, as a result of the shares repurchased since October 1, 2008 under our share repurchase program.

Restructuring and Related Costs

During the first nine months of 2009, we recorded pre-tax restructuring and related charges totaling $695 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$131
Carrier	139
UTC Fire & Security	107
Pratt & Whitney	177
Hamilton Sundstrand	69
Sikorsky	7
Eliminations and other	62
General corporate expenses	3

Total	$695

The charges included $361 million in cost of sales, $311 million in selling, general and administrative expenses and $23 million in other income and, as described below, primarily relate to actions initiated during 2009 and 2008. Restructuring costs reflected in Eliminations and other primarily reflect the costs associated with the curtailment of our domestic pension plans.

2009 Actions. During the first nine months of 2009, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions, the consolidation of field operations and the consolidation of repair and overhaul operations. We recorded net pre-tax restructuring and related charges totaling $667 million as follows: Otis $130 million, Carrier $129 million, UTC Fire & Security $100 million, Pratt & Whitney $165 million, Hamilton Sundstrand $70 million, Sikorsky $7 million, Eliminations and other $63 million and General corporate expenses $3 million. The charges included $335 million in cost of sales, $310 million in selling, general and administrative expenses and $22 million in other income. Those costs included $595 million for severance and related employee termination costs, $45 million for asset write-downs and $27 million for facility exit and lease termination costs.

We expect the 2009 actions that were initiated in the first nine months to result in net workforce reductions of approximately 13,000 hourly and salaried employees, the exiting of approximately 4.3 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2009, we have completed net workforce reductions of approximately 9,200 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011. Approximately 65% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first nine months of 2009, we had cash outflows of approximately $215 million related to the 2009 actions. We expect to incur additional restructuring and related charges of $141 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $640 million annually.

On September 21, 2009, Pratt & Whitney announced plans to close a repair facility and an engine overhaul facility in Connecticut. For additional information concerning litigation related to Pratt & Whitney’s decision to close these two facilities, see Part II, Item 1, “Legal Proceedings” in this Form 10-Q.

2008 Actions. During the first nine months of 2009, we recorded net pre-tax restructuring and related charges and reversals of $26 million for actions initiated in 2008. The 2008 actions relate to ongoing cost reduction efforts, including selling, general and administrative reductions and the consolidation of manufacturing facilities. We recorded the charges (reversals) for the first nine months of 2009 as follows: Otis $1 million, Carrier $10 million, UTC Fire & Security $7 million, Pratt & Whitney $12 million,

Hamilton Sundstrand ($3 million) and Eliminations and other ($1 million). The charges and reversals included $24 million in cost of sales, $1 million in selling, general and administrative expenses and $1 million in other income. Those costs and reversals included $11 million for severance and related employee termination costs, $1 million for asset write-downs and $14 million for facility exit and lease termination costs.

We expect the 2008 actions to result in net workforce reductions of approximately 6,200 hourly and salaried employees, the exiting of approximately 1.2 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2009, we have completed net workforce reductions of approximately 5,000 employees and exited 200,000 net square feet of facilities. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2009 and 2010. Approximately 65% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first nine months of 2009, we had cash outflows of approximately $110 million related to the 2008 actions. We expect to incur additional restructuring and related charges of $13 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $400 million annually.

Additional 2009 Actions. We expect to initiate additional restructuring actions during the remainder of 2009 related to the current global economic downturn. Including trailing costs from previously announced restructuring actions, we now expect full year 2009 restructuring cost to total approximately $800 million, including the $695 million of charges incurred in the first nine months of 2009. These actions are expected to result in global employment reductions, in primarily overhead and selling, general and administrative functions of approximately 14,000, including those completed through September 2009; however, except for those actions described above and similar actions announced in October 2009, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and nine months ended September 30, 2009 and 2008 are included in “Eliminations and other” below, which also includes certain small subsidiaries.

As discussed more fully in Note 11 to the Condensed Consolidated Financial Statements, as of January 1, 2009 the collaborators’ share of revenues, which were previously reported on a net basis, are now reported on a gross basis as required under the Collaborative Arrangements Topic of the FASB ASC. Accordingly, revenues were increased by the collaborators’ share of revenues with an offsetting increase to cost of sales. Prior period amounts include retroactive application of the Collaborative Arrangements Topic.

Results for the quarters ended September 30, 2009 and 2008 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions of dollars)	2009	2008	2009	2008	2009	2008
Otis	$2,962	$3,245	$633	$648	21.4%	20.0%
Carrier	3,007	3,917	312	421	10.4%	10.7%
UTC Fire & Security	1,383	1,624	149	154	10.8%	9.5%
Pratt & Whitney	3,031	3,421	444	530	14.6%	15.5%
Hamilton Sundstrand	1,400	1,532	247	286	17.6%	18.7%
Sikorsky	1,648	1,438	157	133	9.5%	9.2%

Total segments	13,431	15,177	1,942	2,172	14.5%	14.3%
Eliminations and other	(56)	(92)	(98)	(33)
General corporate expenses	—	—	(73)	(90)

Consolidated	$13,375	$15,085	$1,771	$2,049	13.2%	13.6%

Third quarter 2009 and 2008 restructuring and related charges included in consolidated operating profit totaled $231 million and $93 million, respectively, as follows:

	Quarter Ended September 30,
(in millions of dollars)	2009	2008
Otis	$52	$5
Carrier	43	34
UTC Fire & Security	7	—
Pratt & Whitney	57	52
Hamilton Sundstrand	13	2
Eliminations and other	59	—

Total	$231	$93

Results for the nine months ended September 30, 2009 and 2008 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions of dollars)	2009	2008	2009	2008	2009	2008
Otis	$8,579	$9,706	$1,770	$1,899	20.6%	19.6%
Carrier	8,594	11,682	594	1,156	6.9%	9.9%
UTC Fire & Security	3,999	4,960	297	395	7.4%	8.0%
Pratt & Whitney	9,322	10,454	1,347	1,602	14.4%	15.3%
Hamilton Sundstrand	4,183	4,643	626	795	15.0%	17.1%
Sikorsky	4,371	3,768	406	326	9.3%	8.7%

Total segments	39,048	45,213	5,040	6,173	12.9%	13.7%
Eliminations and other	(228)	(226)	(142)	(55)
General corporate expenses	—	—	(240)	(296)

Consolidated	$38,820	$44,987	$4,658	$5,822	12.0%	12.9%

For the first nine months of 2009 and 2008, restructuring and related charges included in consolidated operating profit totaled $695 million and $221 million, respectively, as follows:

	Nine Months Ended September 30,
(in millions of dollars)	2009	2008
Otis	$131	$11
Carrier	139	91
UTC Fire & Security	107	33
Pratt & Whitney	177	83
Hamilton Sundstrand	69	3
Sikorsky	7	—
Eliminations and other	62	—
General corporate expenses	3	—

Totals	$695	$221

The tables and segment discussions that follow address the factors that contributed to the year-over-year changes in revenues and operating profits:

Otis –

	Contribution to Total % Change
	Revenues		Operating Profit
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Organic revenue / Operational operating profit	(5)%	(5)%	9%	6%
Foreign currency translation	(5)%	(8)%	(6)%	(9)%
Acquisitions and divestitures, net	1%	1%	—	—
Restructuring	—	—	(7)%	(6)%
Other	—	—	2%	2%

Total % Change	(9)%	(12)%	(2)%	(7)%

Revenues decreased $283 million (9%) and $1,127 million (12%) in the third quarter and first nine months of 2009, respectively, compared with the same periods of the prior year. The organic revenue decline in both the third quarter and the first nine months of 2009 was due to a decrease in new equipment sales as difficult economic conditions have adversely impacted global commercial construction.

Operating profits decreased $15 million (2%) and $129 million (7%) in the third quarter and first nine months of 2009, respectively, compared with the same periods of the prior year. Operational profit improvement (9% and 6%, for the third quarter and first nine months of 2009, respectively) was driven by cost reduction strategies, lower commodity costs and continued strength in contractual maintenance that helped mitigate the impact of lower new equipment volume. The 2% increase contributed by “Other” in the first nine months of 2009, as compared to the same period of the prior year, primarily reflects the favorable impact of a gain recognized in the second quarter of 2009 on the remeasurement to fair value of a previously held equity interest in a joint venture as a result of the purchase of a controlling interest.

Carrier –

	Contribution to Total % Change
	Revenues		Operating Profit
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Organic revenue / Operational operating profit	(14)%	(18)%	(26)%	(42)%
Foreign currency translation	(3)%	(5)%	(2)%	(2)%
Acquisitions and divestitures, net	(8)%	(4)%	(7)%	(4)%
Restructuring	—	—	(2)%	(4)%
Other	2%	1%	11%	3%

Total % Change	(23)%	(26)%	(26)%	(49)%

Revenues decreased $910 million (23%) in the third quarter of 2009 compared with the same period of the prior year. The decline in organic revenue was a result of continued weak market conditions across all businesses, particularly the higher margin transport refrigeration business. The decrease contributed by “Acquisitions and divestitures, net” in the third quarter of 2009 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months, including the transaction in the third quarter of 2009 with Watsco, Inc. The 2% increase contributed by “Other” reflects a gain recognized from the contribution of the majority of the U.S. residential sales and distribution business into a new venture formed with Watsco, Inc. For the first nine months of 2009, revenues decreased $3,088 million (26%) compared with the same period of 2008. The decline in organic revenues is a result of continued weak market conditions across all businesses, particularly transport refrigeration. The 1% increase contributed by “Other” reflects a gain recognized from the contribution of the majority of the U.S. residential sales and distribution business into a new venture formed with Watsco, Inc.

Operating profits decreased $109 million (26%) in the third quarter of 2009 compared with the same period of the prior year, as most of the businesses experienced earnings declines due to unfavorable market conditions. The operational profit decline in the third quarter was primarily due to the volume decline (43%), especially in our higher margin businesses, partially offset by lower net operating costs and the benefits from restructuring actions (net combined 17%). The decrease contributed by “Acquisitions and divestitures, net” in the third quarter of 2009 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months, including the transaction in the third quarter of 2009 with Watsco, Inc. The 11% increase contributed by “Other” primarily reflects a gain recognized from the contribution of the majority of the U.S. residential sales and distribution business into a new venture formed with Watsco, Inc. For the first nine months of 2009, operating profits decreased $562 million (49%) compared with the same period of the prior year as all businesses experienced earnings declines due to unfavorable market conditions. The operational profit decrease was primarily due to the volume decline (55%), especially in our higher margin businesses, the adverse cost impact from worldwide currency shifts (7%), and lower equity income from a joint venture in Japan (2%). These adverse impacts were partially offset by the favorable impact from cost reduction and restructuring actions, lower commodity costs and favorable pricing (net combined 22%). The 3% increase contributed by “Other” primarily reflects a gain recognized from the contribution of the majority of the U.S. residential sales and distribution business into a new venture formed with Watsco, Inc.

UTC Fire & Security –

	Contribution to Total % Change
	Revenues		Operating Profit
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Organic revenue / Operational operating profit	(9)%	(6)%	7%	7%
Foreign currency translation	(6)%	(11)%	(8)%	(16)%
Acquisitions and divestitures, net	—	(2)%	3%	3%
Restructuring	—	—	(5)%	(19)%

Total % Change	(15)%	(19)%	(3)%	(25)%

Revenues decreased $241 million (15%) and $961 million (19%) in the third quarter and first nine months of 2009, respectively, compared with the same periods of the prior year. Organically, the revenue contraction in both the third quarter and first nine months of 2009, was driven by declines in both the fire safety and electronic security businesses. Geographically, particular weakness was experienced in both the Americas and the United Kingdom in the third quarter and first nine months of the year as a result of weak economic conditions.

Operating profits decreased $5 million (3%) and $98 million (25%) in the third quarter and first nine months of 2009, respectively, compared with the same period of the prior year. The operational profit improvement (7%) in the third quarter and first nine months of 2009 reflects the benefits from integration of field operations, previous restructuring actions, and continuing productivity and cost control initiatives which more than offset the impact of the lower revenues. The increase contributed by “Acquisitions and divestitures, net” in the third quarter of 2009 reflects the net year-over-year impact from acquisition and divestitures completed in the preceding twelve months, including the third quarter of 2009 acquisition of additional shares of GST, a fire alarm system provider in China.

Pratt & Whitney –

	Contribution to Total % Change
	Revenues		Operating Profit
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Organic revenue* / Operational operating profit*	(9)%	(8)%	(4)%	(4)%
Foreign currency (including P&WC net hedging)*	(2)%	(3)%	(7)%	(6)%
Restructuring	—	—	(1)%	(6)%
Other	—	—	(4)%	—

Total % Change	(11)%	(11)%	(16)%	(16)%

*

As discussed further in the “Business Overview” and “Results of Operations” sections of Management’s Discussion and Analysis, for Pratt & Whitney only, the transactional impact of foreign exchange hedging at P&WC has been netted against the translational foreign exchange impact for presentation purposes in the above table. For all other segments, these foreign exchange transactional impacts are included within the organic revenue/operational operating profit caption in their respective tables. Due to its significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

Revenues decreased $390 million (11%) in the third quarter of 2009 compared with the same period of the prior year. The decrease in revenues primarily reflects lower volume at both P&WC (7%) and the large commercial engine business (2%). These declines are primarily attributable to both decreased engine shipments and lower aftermarket volume. For the first nine months of 2009, revenues decreased $1,132 million (11%) compared with the same period of the prior year. The decrease in revenues primarily reflects lower volume at both P&WC (4%) and the large commercial engine business (3%). Similar to the third quarter of 2009, these declines are primarily attributable to both decreased engine shipments and lower aftermarket volume.

Operating profits decreased $86 million (16%) in the third quarter of 2009 compared with the same period of the prior year. The operational profit decline (4%) was primarily driven by a decrease in operating profits associated with lower volumes at both the large commercial engine business (11%), and at P&WC (7%), partially offset by the favorable impact of lower research and development expenses (8%) and the net beneficial impact of terminating or otherwise settling certain contracts, partially offset by provisions established for an ongoing contractual dispute (net 5%). The 4% decrease contributed by “Other” reflects the net year-over-year change in gains recognized on the sale of partial investments. For the first nine months of 2009, operating profits decreased $255 million (16%) compared with the same period of the prior year. The operational profit decline (4%) was primarily driven by a decrease in operating profits associated with lower volumes at both the large commercial engine business (8%) and at P&WC (2%), partially offset by the favorable impact of lower research and development expenses (5%) and the net beneficial impact of terminating or otherwise settling certain contracts partially offset by the provisions established for an ongoing contractual dispute (net 2%).

Hamilton Sundstrand –

	Contribution to Total % Change
	Revenues		Operating Profit
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Organic revenue / Operational operating profit	(9)%	(6)%	(16)%	(12)%
Foreign currency translation	(1)%	(2)%	(1)%	(1)%
Acquisitions and divestitures, net	—	(2)%	—	(2)%
Restructuring	—	—	(4)%	(8)%
Other	1%	—	7%	2%

Total % Change	(9)%	(10)%	(14)%	(21)%

Revenues decreased $132 million (9%) and $460 million (10%) in the third quarter and first nine months of 2009, respectively, compared with the same periods of the prior year. The organic revenue decline in the third quarter of 2009 was principally due to lower organic volume in both the industrial businesses (5%) and aerospace businesses (4%). The organic revenue contraction within aerospace reflects declines in aftermarket volume (3%) and OEM (1%). For the first nine months of 2009, the organic revenue decline reflects lower organic volume in the industrial businesses (5%) and aerospace businesses (1%). Within the aerospace businesses, a decline in aftermarket (3%) was largely offset by an increase in OEM (2%).

Operating profits decreased $39 million (14%) and $169 million (21%) in the third quarter and first nine months of 2009, respectively, compared with the same periods of the prior year. The decline in operational profit in the third quarter of 2009 reflects a decrease in the aerospace businesses (12%) and industrial businesses (4%). Within aerospace, the decrease was primarily attributable to lower aftermarket (13%), partially offset by an increase in OEM. An OEM operating profit decrease (10%) was more than offset by lower year-over-year research and development costs (11%). The 7% increase contributed by “Other” primarily reflects a gain on the sale of a business (5%). For the first nine months of 2009, the decline in operational profit reflects a decrease in the aerospace businesses (7%) and industrial businesses (5%). Within aerospace, a decrease in aftermarket (14%) was partially offset by an increase in OEM (7%), driven by lower year-over-year research and development costs (4%). The 2% increase contributed by “Other” reflects a gain in 2009 on the sale of a business.

Sikorsky –

	Contribution to Total % Change
	Revenues		Operating Profit
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Organic revenue / Operational operating profit	15%	16%	18%	36%
Restructuring	—	—	—	(2)%
Other	—	—	—	(9)%

Total % Change	15%	16%	18%	25%

Revenues increased $210 million (15%) in the third quarter of 2009, compared with the same period of the prior year. The organic revenue increase was primarily driven by higher volumes of military aircraft shipments, foreign military sales and favorable aircraft configurations (combined 18%). A decline in commercial aircraft revenues (6%) was partially offset by an increase in customer funded development program support and revenue from aftermarket support (combined 3%) to account for the remaining year-over-year change. For the first nine months of 2009, revenues increased $603 million (16%) compared with the same period of the prior year. The organic revenue increase was primarily driven by higher volumes of military aircraft shipments, foreign military sales as well as favorable aircraft configurations (combined 18%), partially offset by reduced commercial aircraft revenues (3%) to account for the majority of the remaining year-over-year change.

Operating profits increased $24 million (18%) in the third quarter of 2009 as compared with the same period of the prior year. This improvement was primarily attributable to reduced operating expenses (10%) driven by various cost-savings initiatives, and increased aircraft deliveries (8%). For the first nine months of 2009, operating profits increased $80 million (25%) compared with the same period of the prior year. The operational profit improvement (36%) was primarily attributable to increased aircraft deliveries (38%). The remainder of the operational profit change primarily reflects an unfavorable mix in our aftermarket business partially offset by reduced selling, general and administrative costs due to various cost saving initiatives. The 9% decrease contributed by “Other” primarily reflects the adverse impact associated with a new union contract.

Eliminations and other – The increased costs in Eliminations and other for both the third quarter and first nine months of 2009, as compared to the same periods of the prior year, primarily reflects the adverse impact of restructuring costs related to the curtailment of our domestic pension plans ($59 million). Lower hedging costs on our cash management activities as well as favorable interest adjustments related to global tax examination activity were more than offset by increased inventory reserves and project related reserves recorded at UTC Power to account for the remaining year-over-year change.

General corporate expenses – The decrease in General corporate expenses for both the third quarter and first nine months of 2009, as compared to the same periods of the prior year, reflect lower corporate general and administrative spending across all cost categories as a result our cost reduction efforts initiated in light of the current economic environment.

LIQUIDITY AND FINANCIAL CONDITION

(in millions of dollars)	September 30, 2009	December 31, 2008	September 30, 2008
Cash and cash equivalents	$4,632	$4,327	$3,615
Total debt	10,432	11,476	10,372
Net debt (total debt less cash and cash equivalents)	5,800	7,149	6,757
Total equity[1]	19,646	16,926	22,045
Total capitalization (debt plus equity)[1]	30,078	28,402	32,417
Net capitalization (debt plus equity less cash and cash equivalents)[1]	25,446	24,075	28,802
Debt to total capitalization[1]	35%	40%	32%
Net debt to net capitalization[1]	23%	30%	23%

Note 1	Effective January 1, 2009, as required under the Consolidation Topic of the FASB ASC as it relates to the accounting for noncontrolling interests in Consolidated Financial Statements, the carrying value of noncontrolling interests (previously referred to as minority interests) were removed from the mezzanine section of the balance sheet and reclassified as equity for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $1,009 million and $962 million from the mezzanine section to equity in the December 31, 2008 and September 30, 2008 balance sheets, respectively.

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

Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business, are closely monitoring the impact on our customers and suppliers, and have determined that while there has been some impact to working capital, overall there has not been a significant effect on our financial position, results of operations or liquidity during the first nine months of 2009. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. However, as a result of losses experienced in the global equity markets, our domestic pension funds experienced a negative return on assets of approximately 27% in 2008. This negative return on our domestic plan in 2008, combined with a change in discount rate will increase pension costs by approximately $225 million in 2009 as compared to 2008. For the first nine months of 2009, our domestic pension funds produced an 18% positive return on assets, in contrast to the negative return on assets experienced for the full year of 2008.

Approximately 89% of our domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of our domestic pension plans (11%) is invested in less-liquid but market-valued investments, including real estate and private equity.

As discussed further below, our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates, including the $1.0 billion of long-term debt issuance in May 2008 and $1.25 billion of long-term debt issuance in December 2008. Also, in February 2009, we redeemed the entire $500 million outstanding principal amount of our LIBOR+.07% floating rate notes that were due June 1, 2009 at a redemption price in U.S. dollars equal to 100% of the principal amount, plus interest accrued, and on June 1, 2009, we repaid our $400 million of 6.500% notes due 2009 which matured on the same date.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash-flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Our credit ratings are reviewed regularly by major debt rating agencies such as Standard and Poor’s, Moody’s Investors Service and Fitch Ratings. In published reports from August and March of 2009, Standard and Poor’s affirmed our short-term debt rating as A-1 and our long-term debt rating as A, respectively. Similarly, in February 2009, Moody’s Investors Service also affirmed its corporate rating on our long-term debt rating as A2, and in November 2008 affirmed our short-term debt rating as P-1. Fitch Ratings also published data in June 2009, affirming UTC’s short-term debt rating as F1 and our long-term debt rating as A+. We continue to have access to the commercial paper markets and our existing credit facilities, and expect to continue to generate strong operating cash flows. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs.

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

On occasion, we are required to maintain cash deposits with certain banks in respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of September 30, 2009, $79 million of restricted cash is reported in current assets and $3 million is reported in other assets in the Condensed Consolidated Balance Sheet. Restricted cash as of September 30, 2008 was not significant.

Cash Flow - Operating Activities

	Nine Months Ended September 30,
(in millions of dollars)	2009	2008
Net cash flows provided by operating activities	$3,878	$4,141

The decrease in cash generated from operating activities in the first nine months of 2009 as compared with the same period in 2008, is due largely to the decline in net income attributable to common shareowners, as a result of lower volumes, and the $633 million of contributions to our global defined benefit pension plans made in the first nine months of 2009. However, a focus on working capital during the second and third quarters of 2009 helped to offset these declines. During the first nine months of 2009 working capital was a source of cash of $284 million compared to a cash outflow of $690 million during the first nine months of 2008, a year-over-year net benefit of $974 million. This year-over-year improvement in working capital was largely attributable to approximately $145 million reduction in inventory in the first nine months of 2009 as compared to an approximately $1.1 billion increase in inventory for the same period of the prior year, primarily driven by a year-over-year decrease at Carrier of approximately $550 million. The improvement in inventory was partially offset by lower customer advances of approximately $360 million at Sikorsky year-over-year. The impact of lower volume and improved collections of accounts receivable was effectively offset by the corresponding reduction to accounts payable stemming from the lower volumes.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. We made $633 million of cash contributions to our global defined benefit pension plans in the first nine months of 2009. We expect full year contributions of at least $750 million to our global pension plans during the year including the $551 million contributed to our domestic plans in the first nine months of 2009. Expected contributions to our defined pension plans in 2009 will meet or exceed the current funding requirements.

Cash Flow - Investing Activities

	Nine Months Ended September 30,
(in millions of dollars)	2009	2008
Net cash flows used by investing activities	$(731)	$(1,190)

The decrease in the net use of cash flows year-over-year in investing activities is largely a result of a decrease in our capital expenditures of $309 million and a decrease of $151 million in acquisitions activity in the first nine months of 2009 as compared to the first nine months of 2008. Capital expenditures have been curtailed across the businesses in line with the volume reductions. For the full year, capital expenditures are expected to decrease approximately 30 percent from 2008 levels. Customer financing activities was a net use of cash of $36 million for the first nine months of 2009, compared to a net use of cash of $98 million for the same period in 2008. While we expect that 2009 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1,036 million and $1,142 million related to commercial aircraft at September 30, 2009 and December 31, 2008, respectively, of which as much as $72 million may be required to be disbursed during 2009. Acquisition activity in the first nine months of 2009 was $557 million, compared to $708 million for the same period in 2008. Investments in businesses in the third quarter of 2009 amounted to $360 million, primarily reflecting the acquisition of additional shares in GST Holdings Limited (GST), a fire alarm system provider in China. The acquisition of these additional shares in GST was partially funded from previously reported restricted cash. The remainder of our net acquisition activity for the first nine months of 2009 and 2008 consisted of a number of small purchases and divestitures both in the commercial and aerospace businesses in both years. We expect total investments in businesses in 2009 to approximate $2 billion, including acquisitions announced during the first nine months of 2009; however, actual acquisition spending may vary depending upon the timing and availability of acquisition opportunities.

Cash Flow - Financing Activities

	Nine Months Ended September 30,
(in millions of dollars)	2009	2008
Net cash flows used by financing activities	$(2,908)	$(2,236)

At September 30, 2009, we had two committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion. One credit commitment is a $1.5 billion revolving credit agreement. As of September 30, 2009, there were no borrowings under this revolving credit agreement, which expires in October 2011. We also have a $1.0 billion multicurrency revolving credit agreement that is available for general funding purposes, including acquisitions. During the first nine months of 2009, we repaid approximately $460 million which had been borrowed under the multicurrency revolving credit agreement as of December 31, 2008. As of September 30, 2009, there were no borrowings under this revolving credit agreement, which expires in November 2011. The undrawn portions of both the $1.5 billion revolving credit agreement and $1.0 billion multicurrency revolving credit agreement are also available to serve as backup facilities for the issuance of commercial paper. During the third quarter of 2009, we repaid approximately $856 million of the commercial paper which was outstanding as of June 30, 2009. We had approximately $592 million of commercial paper outstanding at September 30, 2009, all of which was scheduled to mature within one month.

In February 2009, we redeemed the entire $500 million outstanding principal amount of our LIBOR+.07% floating rate notes that were due June 1, 2009 at a redemption price in U.S. dollars equal to 100% of the principal amount, plus interest accrued. On June 1, 2009, we repaid our $400 million of 6.500% notes due 2009 which matured on the same date.

We repurchased $780 million of common stock in the first nine months of 2009, under an existing 60 million share repurchase program. Share repurchase in the first nine months of 2009 represents approximately 14 million shares. At September 30, 2009, approximately 14 million shares remain available for repurchase under the program. We expect total share repurchases in 2009 to be approximately $1 billion and expect the total number of outstanding shares to decrease during the year. However, total repurchases may vary depending upon the level of other investing activities. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs. We paid dividends of $0.385 per share in the first quarter of 2009 totaling $339 million, $0.385 per share in the second quarter of 2009 totaling $340 million and $0.385 per share in the third quarter of 2009 totaling $339 million. On October 14, 2009, the Board of Directors declared a dividend of $0.385 per share payable December 10, 2009.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2008 Annual Report, incorporated by reference in our 2008 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At September 30, 2009, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as disclosed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first nine months of 2009. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2008 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO), and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO, and our Controller have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2009, Pratt & Whitney announced plans to close its Connecticut Airfoil Repair Operations facility in East Hartford, Connecticut by the second quarter of 2010 and its engine overhaul facility in Cheshire, Connecticut by early 2011. On September 22, 2009, the International Association of Machinists (IAM) filed a lawsuit in U.S. District Court in Hartford, Connecticut alleging that Pratt & Whitney’s decision to close these facilities and transfer certain work to facilities outside Connecticut breached the terms of its collective bargaining agreement with the IAM, and seeking to enjoin Pratt & Whitney from moving the work for the duration of the current collective bargaining agreement. Pratt & Whitney believes that it has fully complied with the collective bargaining agreement and that the IAM’s contentions are without merit. Trial is currently scheduled to begin December 14, 2009, and a decision is anticipated by early 2010. Pratt & Whitney has recorded $51 million of restructuring costs associated with these planned closures. We do not believe that resolution of this matter will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2008 Form 10-K, and Part II, Item 1 of our Form 10-Q for the quarter ended June 30, 2009.

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

We Engage in Acquisitions, and May Encounter Difficulties Integrating Acquired Businesses with Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of the Acquisitions

We seek to grow through strategic acquisitions. In the past several years, we have made various acquisitions and entered into joint venture arrangements intended to complement and expand our businesses, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, the recent effectiveness of revisions to accounting for business combinations, which, among other things, require companies to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses.

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

We Are Subject to Litigation and Legal Compliance Risks That Could Adversely Affect Our Operating Results

We are subject to a variety of litigation and legal compliance risks. These risks include, among other things, litigation concerning product liability matters, personal injuries, intellectual property rights, government contracts, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and sales and trading practices. We or one of our business units could be charged with wrongdoing as a result of such litigation. If convicted or found liable, we could be subject to fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in our 2008 Form 10-K, as updated from time to time in subsequent filings, including this Form 10-Q. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50% likelihood that such tax benefit will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in an adverse effect on our results of operations in the period in which such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2009	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
July 1 - July 31	180	$52.92	177	21,073
August 1 - August 31	2,927	57.58	2,922	18,151
September 1 - September 30	4,114	61.30	4,114	14,037

Total	7,221	$59.59	7,213

We repurchase shares under a program announced on June 11, 2008, which authorized the repurchase of up to 60 million shares of our common stock. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act, as amended. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 8,000 shares were reacquired in transactions outside the program during the quarter.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.7	United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective June 10, 2009.*

10.37	United Technologies Corporation Savings Restoration Plan Summary Description, effective January 1, 2010.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20090930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20090930.xsd)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20090930_pre.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20090930_lab.xml)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20090930_cal.xml)

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended September 30, 2009 and 2008, (ii) Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009 and 2008, (iii) Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008 and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2009.

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

UNITED TECHNOLOGIES CORPORATION

Dated: October 23, 2009	by:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

Dated: October 23, 2009	by:	/s/ CHARLES D. GILL
Charles D. Gill
Senior Vice President and General Counsel

Dated: October 23, 2009	by:	/s/ MARGARET M. SMYTH
Margaret M. Smyth
Vice President, Controller

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.7	United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective June 10, 2009.*

10.37	United Technologies Corporation Savings Restoration Plan Summary Description, effective January 1, 2010.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20090930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20090930.xsd)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20090930_pre.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20090930_lab.xml)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20090930_cal.xml)

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended September 30, 2009 and 2008, (ii) Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009 and 2008, (iii) Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008, and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2009.

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