Form 10-K
period 2009-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2010-02-11
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2009 was approximately $48,749,457,537, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 31, 2010, there were 937,400,008 shares of Common Stock outstanding.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the United Technologies Corporation 2009 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV hereof; and (2) portions of the United Technologies Corporation Proxy Statement for the 2010 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2009

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K for

Year Ended December 31, 2009

Whenever reference is made in this Form 10-K to specific sections of UTC’s 2009 Annual Report to Shareowners (2009 Annual Report), those sections are incorporated herein by reference. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and product and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms “we,” “us,” “our” or “UTC,” unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries.

PART I

Item 1.	Business

General

United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable to acquisitions and the internal development of our existing businesses. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report, especially the information contained therein under the heading “Business Overview.”

Our operating units include businesses with operations throughout the world. Otis, Carrier and UTC Fire & Security (collectively referred to as the commercial businesses) serve customers in the commercial and residential property industries worldwide. Carrier also serves commercial, industrial, transport refrigeration and food service equipment customers. Pratt & Whitney, Hamilton Sundstrand and Sikorsky (collectively referred to as the aerospace businesses) primarily serve commercial and government customers in both the original equipment and aftermarket parts and services markets of the aerospace industry. Hamilton Sundstrand and Pratt & Whitney also serve customers in certain industrial markets. For 2009, our commercial and industrial revenues (generated principally by our commercial businesses) were approximately 58 percent of our consolidated revenues, and commercial aerospace and military aerospace revenues were approximately 21 percent and 21 percent, respectively, of our consolidated revenues. Revenues for 2009 from outside the United States, including U.S. export sales, were 59 percent of our total segment revenues.

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

Carrier—heating, ventilating, air conditioning (HVAC) and refrigeration systems, controls, services and energy efficient products for residential, commercial, industrial and transportation applications.

UTC Fire & Security—fire and special hazard detection and suppression systems and firefighting equipment, security, monitoring and rapid response systems and service and security personnel services.

Pratt & Whitney —commercial, military, business jet and general aviation aircraft engines, parts and services, industrial gas turbines, geothermal power systems and space propulsion.

Hamilton Sundstrand—aerospace products and aftermarket services, including power generation, management and distribution systems, flight systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units, propeller systems and industrial products, including air compressors, metering pumps and fluid handling equipment.

Sikorsky—military and commercial helicopters, aftermarket helicopter and aircraft parts and services.

Segment financial data for the years 2007 through 2009, including financial information about foreign and domestic operations and export sales, appears in Note 17 to the Consolidated Financial Statements in our 2009 Annual Report. Segment revenues as discussed below include intercompany sales, which are ultimately eliminated within the “Eliminations and other” category as reflected in the segment financial data in Note 17 to the Consolidated Financial Statements in our 2009 Annual Report.

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

Revenues generated by Otis’ international operations were 80 percent of total Otis segment revenues in 2009 and 2008. At December 31, 2009, Otis’ backlog was $14,550 million as compared to $15,025 million at December 31, 2008. Of the total Otis backlog at December 31, 2009, approximately $8,036 million is expected to be realized as sales in 2010.

Carrier

Carrier is the world’s largest provider of HVAC and refrigeration solutions, including controls for residential, commercial, industrial and transportation applications. Carrier also provides installation, retrofit and aftermarket services for the products it sells and those of other manufacturers in the HVAC and refrigeration industries. In 2009, as part of its business transformation strategy, Carrier completed divestitures of several lower-margin businesses, acquired several higher-margin service businesses, and formed ventures with other partners in the U.S., Europe, the Middle East and Australia. This included the acquisition of StrionAir, a leading air purification technology company, Logical Automation, a leading building automation controls company, and the formation of Carrier Enterprise, LLC, a venture with Watsco, Inc., to distribute Carrier, Bryant, Payne and Totaline residential and light commercial HVAC products in the U.S. sunbelt region and selected territories in the Caribbean and Latin America. Carrier also integrated into its operations UTC Power’s micro-turbine-based combined cooling, heating and power systems business. Carrier’s products and services are sold under Carrier and other brand names to building contractors and owners, homeowners, transportation companies, retail stores and food service companies. Carrier sells directly to the end customer and through manufacturers’ representatives, distributors, wholesalers, dealers and retail outlets. Certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather. Carrier customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in the distribution channels.

Revenues generated by Carrier’s international operations, including U.S. export sales, were 55 percent and 60 percent of total Carrier segment revenues in 2009 and 2008, respectively. At December 31, 2009, Carrier’s business backlog was $2,199 million as compared to $1,996 million at December 31, 2008. Substantially all the business backlog at December 31, 2009 is expected to be realized as sales in 2010.

UTC Fire & Security

UTC Fire & Security is a global provider of security and fire safety products and services. We created the UTC Fire & Security segment in the second quarter of 2005 upon acquiring Kidde and adding the Kidde industrial, retail and commercial fire safety businesses to the former Chubb segment. UTC Fire & Security provides electronic security products such as intruder alarms, access control systems and video surveillance systems and designs and manufactures a wide range of fire safety products including specialty hazard detection and fixed suppression products, portable fire extinguishers and other firefighting equipment. Services provided to the electronic security and fire safety industries include systems integration, installation, maintenance and inspection services. UTC Fire & Security also provides monitoring, response and security personnel services, including cash-in-transit security, to complement its electronic security and fire safety businesses. In November 2009, we entered into an agreement with General Electric Company (GE) to purchase the GE Security business. Subject to regulatory approvals and the satisfaction of customary closing conditions, the closing is anticipated to take place early in the second quarter of 2010. GE Security, part of GE Technology Infrastructure, supplies security and fire safety technologies for commercial and residential applications through a broad product portfolio that includes fire detection and life safety systems, intrusion alarms, video surveillance and access control systems. We intend to incorporate the GE Security business within the UTC Fire & Security segment, which will significantly enhance UTC Fire &

Security’s geographic diversity with GE Security’s strong North American presence and increased product and technology offerings. UTC Fire & Security products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants and other end-users requiring a high level of security and fire protection for their businesses and residences. In 2009, we also completed the acquisition of GST Holdings Limited (GST), a fire alarm provider in China. With the acquisition of the remaining 71% of the outstanding shares of GST, UTC Fire & Security further strengthened its presence in the Chinese fire safety industry.

UTC Fire & Security provides its products and services under Chubb, Kidde and other brand names and sells directly to the customer as well as through manufacturer representatives, distributors, dealers and U.S. retail distribution. Revenues generated by UTC Fire & Security’s international operations were 82 percent and 83 percent of total UTC Fire & Security segment revenues in 2009 and 2008, respectively. At December 31, 2009, UTC Fire & Security’s business backlog was $898 million as compared to $1,064 million at December 31, 2008. Substantially all the business backlog at December 31, 2009 is expected to be realized as sales in 2010.

Pratt & Whitney

Pratt & Whitney is among the world’s leading suppliers of aircraft engines for the commercial, military, business jet and general aviation markets. Pratt & Whitney Global Services provides maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services for large commercial engines. Pratt & Whitney produces families of engines for wide and narrow body aircraft in the commercial and military markets. Pratt & Whitney Power Systems also sells engines for industrial applications. In 2009, UTC completed the transition of UTC Power’s geothermal power systems business to Pratt & Whitney Power Systems. Pratt & Whitney Canada (P&WC) is a world leader in the production of engines powering business, regional, light jet, utility and military aircraft and helicopters. Pratt & Whitney Rocketdyne (PWR) is a leader in the design, development and manufacture of sophisticated aerospace propulsion systems for military and commercial applications, including the U.S. space shuttle program.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which revenues, costs and risks are shared. At December 31, 2009, the interests of participants in Pratt & Whitney-directed commercial jet engine programs ranged from 14 percent to 48 percent. In addition, Pratt & Whitney has interests in other engine programs, including a 33 percent interest in the International Aero Engines (IAE) collaboration, which sells and supports V2500 engines for the Airbus A320 family of aircraft. At December 31, 2009, a portion of Pratt & Whitney’s interests in IAE (equivalent to 4 percent of the overall IAE collaboration) were held by Pratt & Whitney sub-partners. Pratt & Whitney also has a 50 percent interest in the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. At December 31, 2009, 40 percent of Pratt & Whitney’s 50 percent interest in the EA was held by other participants. Pratt & Whitney is also pursuing additional collaboration partners.

In terms of engine development programs, Pratt & Whitney is under contract with the U.S. Air Force to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Lightning II aircraft being developed by Lockheed Martin. In addition, Pratt & Whitney is currently developing technology intended to enable it to power proposed and future aircraft, including testing of the PurePower PW1000G Geared TurboFan engine. Ground and flight testing for the PurePower PW1000G demonstrator engine was successfully completed in 2009. PurePower PW1000G models have been selected by Bombardier to power the new CSeries passenger aircraft and by Mitsubishi Heavy Industries to power the new Mitsubishi Regional Jet, both scheduled to enter into service in 2013. The PurePower PW1000G targets a significant reduction in fuel burn and noise levels with lower environmental emissions and operating costs than current production engines. In December 2009, the Irkut Corporation of Russia also selected the PurePower PW1000G engine to power the proposed new Irkut MC-21 passenger aircraft, which is planned to enter into service in 2016. Pratt & Whitney has also received Federal Aviation Authority (FAA) and European Aviation Safety Agency (EASA) certification for the Advantage70 upgrade to its PW4000 engine for Airbus A330 aircraft. The Advantage70 upgrade is intended to reduce maintenance and fuel costs and increase thrust. PWR is developing a liquid fuel J-2X engine to support NASA’s vision for space exploration. PWR is also upgrading the performance of the RS68 engine to support U.S. Air Force launch requirements and NASA requirements. P&WC has received FAA and EASA certifications for its PW600 engine series developed for the very light jet market. PW600 engine models have been selected by aircraft manufacturers such as Cessna Aircraft and Embraer. P&WC is also developing the PW210 engine for Sikorsky’s S-76D helicopter and the PurePower PW800 engine for the new generation of long-range business jets. Pratt & Whitney’s Global Material Solutions is in the process of engineering, certifying, manufacturing and selling new parts, including life limited parts, for CFM56-3 engines.1 Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion.

[1]	CFM56 is a trademark of CFM International.

Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, space launch vehicle providers and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market-driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine programs, creates uncertainty regarding engine program profitability. The vast majority of sales are made directly to the end customer and, to a limited extent, through independent distributors and foreign sales representatives. Sales to Airbus were 11 percent of total Pratt & Whitney revenues in 2009, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. government were 31 percent of total Pratt & Whitney segment revenues in 2009, as compared with 27 percent in 2008.

Revenues from Pratt & Whitney’s international operations, including U.S. exports, were 51 percent and 54 percent of total Pratt & Whitney segment revenues in 2009 and 2008, respectively. At December 31, 2009, Pratt & Whitney’s business backlog was $22,614 million, including $4,577 million of U.S. government-funded contracts and subcontracts, as compared to $25,982 million and $5,892 million, respectively, at December 31, 2008. Of the total Pratt & Whitney backlog at December 31, 2009, approximately $7,113 million is expected to be realized as sales in 2010. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total revenues from these contracts. See Note 1 to the Consolidated Financial Statements in our 2009 Annual Report for a description of our accounting for long-term contracts.

Effective January 1, 2009, we adopted the provisions of the Collaborative Arrangements Topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC). This topic requires that participants in a collaborative arrangement report costs incurred and revenues generated from such transactions on a gross basis and in the appropriate line items in each company’s financial statements. As required, we have applied the provisions of the Collaborative Arrangements Topic retrospectively for all periods presented. As a result, the collaborators’ share of revenues, including its impact on business backlog (approximately $2.4 billion), which was previously reported on a net basis, is now reported on a gross basis. Prior to the adoption of the provisions of the Collaborative Arrangements Topic of the FASB ASC, Pratt & Whitney’s business backlog as of December 31, 2008 was $23,570 million, including $5,871 million of U.S. government-funded contracts and subcontracts.

Hamilton Sundstrand

Hamilton Sundstrand is among the world’s leading suppliers of technologically advanced aerospace and industrial products and aftermarket services for diversified industries worldwide. Hamilton Sundstrand’s aerospace products, such as power generation, management and distribution systems, flight systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units and propeller systems, serve commercial, military, regional, business and general aviation, as well as military ground vehicle, space and undersea applications. In 2009, UTC completed the transition of the program management of UTC Power’s space and defense fuel cell power plant business to Hamilton Sundstrand’s energy, space and defense business. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet maintenance programs. Hamilton Sundstrand sells aerospace products to airframe manufacturers, the U.S. and foreign governments, aircraft operators and independent distributors. Sales to the U.S. government were 26 percent of total Hamilton Sundstrand segment revenues in 2009, as compared with 20 percent in 2008.

Hamilton Sundstrand is engaged in development programs for the Boeing 787 aircraft, the new Bombardier CSeries aircraft, the new Mitsubishi Regional Jet, the Airbus A350 aircraft, the Lockheed Martin F-35 Lightning II military aircraft and the Airbus A400M military aircraft. Hamilton Sundstrand is also the prime contractor for NASA’s space suit/life support system and produces environmental monitoring and control, life support, mechanical systems and thermal control systems for the U.S. space shuttle program, the international space station and the Orion crew exploration vehicle.

Hamilton Sundstrand’s principal industrial products, such as air compressors, metering pumps and fluid handling equipment, serve industries involved with chemical and hydrocarbon processing, oil and gas production, water and wastewater treatment and construction. Hamilton Sundstrand sells these products under the Sullair, Sundyne, Milton Roy and other brand names directly to end users, and through manufacturer representatives and distributors.

Revenues generated by Hamilton Sundstrand’s international operations, including U.S. export sales, were 50 percent and 51 percent of total Hamilton Sundstrand segment revenues in 2009 and 2008, respectively. At December 31, 2009, Hamilton Sundstrand’s business backlog was $5,077 million, including $835 million under U.S. government-funded contracts and subcontracts, as compared to $5,226 million and $913 million, respectively, at December 31, 2008. Of the total Hamilton Sundstrand backlog at December 31, 2009, approximately $2,245 million is expected to be realized as sales in 2010.

Sikorsky

Sikorsky is one of the world’s largest manufacturers of military and commercial helicopters and also provides aftermarket helicopter and aircraft parts and services.

Current major production programs at Sikorsky include the UH-60M Black Hawk medium-transport helicopters and HH-60M Medevac helicopters for the U.S. and foreign governments, the S-70 Black Hawk for foreign governments, the MH-60S and MH-60R helicopters for the U.S. Navy, the International Naval Hawk for multiple naval missions, and the S-76 and S-92 helicopters for commercial operations. The UH-60M helicopter is the latest and most modern in a series of Black Hawk variants that Sikorsky has been delivering to the U.S. Army since 1978 and requires significant additional assembly hours relative to the previous variants. In December 2007, the U.S. government and Sikorsky signed a five-year multi-service contract for 537 H-60 helicopters to be delivered to the U.S. Army and U.S. Navy, which include the UH-60M, HH-60M, MH-60S and MH-60R. The contract includes options for an additional 263 aircraft, spares, and kits, potentially making it the largest contract in UTC and Sikorsky history. Actual production quantities will be determined year-by-year over the life of the program based on funding allocations set by Congress and Pentagon acquisition priorities. The deliveries of the aircraft are scheduled to be made through 2012. Sikorsky is also developing the CH-53K next generation heavy lift helicopter for the U.S. Marine Corps and the CH-148 derivative of the H-92 helicopter, a military variant of the S-92 helicopter, for the Canadian government. The latter is being developed under a fixed-price contract that provides for the development, production, and 22-year logistical support of 28 helicopters. This is the largest and most expansive fixed-price development contract in Sikorsky’s history. In December 2008, Sikorsky and the Canadian government executed amendments to the contract that revised the delivery schedule and contract specifications. The first test flight was successfully conducted in November 2008 and the contract provides for delivery of the first interim configuration helicopter in the fourth quarter of 2010. Sikorsky is in discussions with the Canadian government concerning an anticipated delay in completing certain elements of the specification for the interim aircraft.

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

Sales to the U.S. government were 63% in 2009, as compared with 57% in 2008. Revenues generated by Sikorsky’s international operations, including U.S. export sales, were 33 percent and 36 percent of total Sikorsky revenues in 2009 and in 2008, respectively. At December 31, 2009, Sikorsky’s business backlog was $10,329 million, including $4,957 million under U.S. government-funded contracts and subcontracts, as compared to $13,167 million and $6,725 million, respectively, at December 31, 2008. Of the total Sikorsky backlog at December 31, 2009, approximately $5,142 million is expected to be realized as sales in 2010.

Other

UTC Power is a world leader in the application of fuel cell technology to stationary and transportation applications. In the application of stationary fuel cell power, UTC has delivered more than 260 200kW phosphoric acid fuel cell power plants since 1992. UTC Power ceased production of the 200kW unit in 2009 and began deliveries of its 400kW phosphoric acid fuel cell. This new fuel cell is expected to have greater durability than any other large stationary fuel cell currently available in the market. UTC Power’s automotive and bus transportation fuel cell power plants are based on proton exchange membrane (PEM) technology, including its PureMotion 120 power plant, which is currently used in revenue service in transit bus applications in Connecticut, California and Europe. UTC Power is currently developing PEM fuel cells for submarine applications. In addition, UTC Power is the maker of alkaline-based fuel cells used to provide electricity and drinking water to the U.S. space shuttle.

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

In 2009, we completed the transition of UTC Power’s micro-turbine-based combined cooling, heating and power systems business to Carrier’s businesses, its geothermal power systems business to Pratt & Whitney’s Power Systems business, and program management of its space and defense fuel cell power plant business to Hamilton Sundstrand’s energy, space and defense business. The results of UTC Power are included in the “Eliminations and other” category in the segment financial data in Note 17 to the Consolidated Financial Statements in our 2009 Annual Report.

In December 2009, we agreed to acquire a 49.5% equity stake in Clipper Windpower Plc (Clipper), a California-based wind turbine manufacturer that trades on the AIM London Stock Exchange. We completed the acquisition on January 12, 2010. Pursuant to our agreement with Clipper, we are prohibited from acquiring additional shares of Clipper within two years of the closing date that would result in an equity stake in excess of 49.9% without the prior approval of Clipper. The investment is intended to expand our power generation portfolio and allow us to enter the wind power segment by leveraging our expertise in blade technology, turbines and gearbox design.

Other Matters Relating to Our Business as a Whole

Competition and Other Factors Affecting Our Businesses

As worldwide businesses, our operations can be affected by a variety of economic and other factors, including those described in this section, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Annual Report, in Item 1, “Cautionary Note Concerning Factors That May Affect Future Results,” and in Item 1A, “Risk Factors” in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the United States and other countries, and each competes on the basis of price, delivery schedule, product performance and service.

Our aerospace businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their national commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. Customer selections of engines and components can also have a significant impact on later sales of parts and services. In addition, the U.S. government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation, Rolls-Royce, Honeywell and Turbomeca. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4 and 14 to the Consolidated Financial Statements in our 2009 Annual Report.

Research and Development

Since changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $1,558 million or 3.0 percent of total sales in 2009, as compared with $1,771 million or 3.0 percent of total sales in 2008 and $1,678 million or 3.1 percent of total sales in 2007. We also perform research and development work under contracts funded by the U.S. government and other customers. This contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Hamilton Sundstrand and Sikorsky segments, amounted to $2,124 million in 2009, as compared to $2,101 million in 2008 and $2,123 million in 2007. These contract research and development costs include amounts that are expensed as incurred, through cost of products sold, and amounts that are capitalized into inventory to be subsequently recovered through production aircraft shipments. Of the totals, $2,095 million, $2,008 million and $1,872 million were expensed in 2009, 2008 and 2007, respectively. The remaining costs have been capitalized.

U.S. Government Contracts

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. government sales are made under fixed-price type contracts, while approximately $2,874 million or 5.5 percent of our total sales for 2009 were made under cost-reimbursement type contracts.

Our contracts with the U.S. government are also subject to audits. Like many defense contractors, we have received audit reports from the U.S. government which recommend that we reduce certain contract prices because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports have involved substantial reductions. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain cases. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” in this Form 10-K and Note 16 to the Consolidated Financial Statements in our 2009 Annual Report for further discussion.

Compliance with Environmental and Other Government Regulations

Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 16 to the Consolidated Financial Statements in our 2009 Annual Report.

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

Employees and Employee Relations

At December 31, 2009, our total employment was approximately 206,700, approximately 65 percent of which represents employees based outside the United States. During 2009, we renegotiated twelve domestic multi-year collective bargaining agreements, the largest of which covered certain workers at Sikorsky, Otis and Carrier. In 2010, numerous collective bargaining agreements are subject to renegotiation, the largest of which cover certain workers at Pratt & Whitney, Carrier and Hamilton Sundstrand. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations, particularly at Sikorsky, we do not anticipate such problems in the renegotiation of the above contracts that would either individually or in the aggregate have a material adverse effect on our financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see Item 3, “Legal Proceedings” in this Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the Consolidated Financial Statements in our 2009 Annual Report.

For a discussion of other matters which may affect our financial condition, results of operations or cash flows, including the risks of our international operations, see the further discussion under the headings “General” and “Description of Business by Segment” in this section, Item 1A, “Risk Factors” in this Form 10-K, and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	future revenues, earnings, cash flow, uses of cash and other measures of financial performance;

•	the effect of economic conditions in the United States and globally, including the financial condition of our customers and suppliers;

•	new business opportunities;

•	restructuring costs and savings;

•	the scope, nature or impact of acquisition and divestiture activity, including integration of acquired businesses into our existing businesses;

•	the development, production and support of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements;

•	the outcome of contingencies;

•	future repurchases of common stock;

•	future levels of indebtedness and capital spending;

•	future availability of and access to credit markets;

•	pension plan assumptions and future contributions; and

•	the effect of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Annual Report on Form 10-K includes important information as to factors that may cause actual results to vary materially from those stated in the forward-looking statements. See the “Notes to Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Continuing Operations,” and “Liquidity and Financial Condition” and the section titled “Risk Factors.” Our 2009 Annual Report also includes important information as to these risk factors in the “Business” section under the headings “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Risk Factors” and “Legal Proceedings” sections. Additional important information as to these factors is included in our 2009 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in the “Business” section under the headings “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2009 Annual Report.

Our Global Growth Is Subject to a Number of Economic Risks

As widely reported, the global economic turmoil that began in 2008 continued throughout 2009, including widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme financial and economic conditions that include severely restricted credit and declines in real estate values. In recent months, certain indices and economic data have begun to show first signs of improvement and stabilization in the macroeconomic environment. However, there can be no assurance that these improvements will be broad-based and sustainable, or that they will affect markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our revenues, results of operations, financial condition and ability to access capital. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airline customers and business jet operators, and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results. We are unable to predict the likely duration and severity of disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries

The results of our commercial and industrial businesses, which generated approximately 58% of our consolidated revenues in 2009, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, the tightening of the U.S. credit markets and other global and political factors. In addition to these factors, Carrier’s financial performance can also be influenced by production and utilization of transport equipment and, in its residential business, weather conditions.

The results of our commercial and military aerospace businesses, which generated approximately 42% of our consolidated revenues in 2009, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. The challenging operating environment currently faced by commercial airlines is expected to continue. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace revenues and losses under existing contracts. In addition, capital spending and demand for aircraft engine and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2010, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

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

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Economic Conditions, Foreign Currency Fluctuations and Changes in Local Government Regulation

We conduct our business on a global basis, with approximately 59% of our total 2009 segment revenues derived from operations outside of the United States and from U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (primarily the commercial businesses) where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins may also be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

The majority of sales in the aerospace businesses are transacted in U.S. dollars, consistent with established industry practice, while the majority of costs at locations outside the United States are incurred in the applicable local currency (principally the Euro and the Canadian dollar). For operating units with U.S. dollar sales and local currency costs, there is a foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. dollar revenues. See Note 1 and Note 13 to the Consolidated Financial Statements in our 2009 Annual Report for a discussion of our hedging strategies.

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

In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Russia, South Africa and countries in the Middle East, that carry high levels of currency, political and economic risk. We expect that sales to emerging markets will continue to account for a significant portion of our total sales as our business evolves and as these and other developing nations and regions around the world increase their demand for our products. Emerging market operations can present many risks, including civil disturbances, health concerns, cultural differences, such as employment and business practices, volatility in gross domestic product, economic and government instability, and the imposition of exchange controls. While these factors and their impact are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

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

We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses from, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures

We seek to grow through strategic acquisitions. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in connection with these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, the recent effectiveness of revisions to accounting for business combinations, which, among other things, require companies to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Lower performance by those divested businesses could affect our future financial results.

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. We regularly invest substantial amounts in research and development efforts that pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of internal and supplier-produced parts and materials; performance of suppliers and subcontractors; achieving cost and production efficiencies, validation of innovative technologies and the level of customer interest in new technologies and products. These factors involve significant risks and uncertainties. We or our suppliers and subcontractors may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses, particularly Pratt & Whitney, Sikorsky and Hamilton Sundstrand, will produce aircraft engines, helicopters, aircraft systems and components and other products currently in development or pending required certifications. Any of the foregoing could adversely affect our business and results of operations.

We Are Subject to Litigation, Tax, Environmental and Other Legal Compliance Risks That Could Adversely Affect Our Operating Results

We are subject to a variety of litigation tax and legal compliance risks. These risks include, among other things, litigation concerning product liability matters, personal injuries, intellectual property rights, government contracts, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such litigation. If convicted or found liable, we could be subject to fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws and regulations could result in higher expenses and payments, and uncertainty relating to laws and regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental laws and regulations could lead to new or additional investment in product designs and could increase environmental compliance expenditures. In the area of tax, changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty.

For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in this Form 10-K. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50% likelihood that such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in an adverse effect on our results of operations in the period in which such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

	Number of Facilities - Owned
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	—	10	4	36	22	8	—	80
Europe & Middle East	7	7	8	6	17	1	—	46
Asia	4	2	—	6	2	—	—	14
Emerging Markets*	10	18	4	3	5	1	—	41

	21	37	16	51	46	10	—	181

Non-Manufacturing:
North America	4	5	4	28	4	—	11	56
Europe & Middle East	16	10	4	2	1	—	—	33
Asia	2	2	5	1	—	1	—	11
Emerging Markets*	6	8	4	—	—	—	—	18

	28	25	17	31	5	1	11	118

	Number of Facilities - Leased
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	1	5	5	23	8	5	2	49
Europe & Middle East	—	3	14	1	13	1	—	32
Asia	—	2	—	4	2	—	—	8
Emerging Markets*	3	1	9	—	5	—	—	18

	4	11	28	28	28	6	2	107

Non-Manufacturing:
North America	4	47	11	15	3	9	4	93
Europe & Middle East	12	19	14	—	—	—	—	45
Asia	5	2	7	1	—	—	—	15
Emerging Markets*	8	5	2	—	—	—	—	15

	29	73	34	16	3	9	4	168

*	For purposes of this table, emerging markets is based on the countries included in the MSCI Emerging Markets IndexSM.

Our fixed assets as of December 31, 2009 include manufacturing facilities and non-manufacturing facilities such as warehouses set forth in the tables above and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2009 are in good operating condition, are well-maintained and substantially all are in regular use.

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

In December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $83 million (including interest through December 2009). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims.

As previously disclosed, on February 21, 2007, the European Commission’s Competition Directorate (EU Commission) ruled that Otis’ subsidiaries in Belgium, Luxembourg and the Netherlands, and a portion of the business of Otis’ German subsidiary, violated European Union (EU) competition rules and assessed a €225 million (approximately $300 million) civil fine against Otis, its relevant local entities, and UTC, which was paid during 2007. In May 2007, we filed an appeal of the decision before the EU’s European Court of First Instance. A decision on the appeal is expected within the next twelve months. Depending upon the outcome, a further appeal by either party to the European Court of Justice is possible.

On September 21, 2009, Pratt & Whitney announced plans to close its Connecticut Airfoil Repair Operations facility in East Hartford, Connecticut by the second quarter of 2010 and its engine overhaul facility in Cheshire, Connecticut by early 2011. On September 22, 2009, the International Association of Machinists (IAM) filed a lawsuit in the U.S. District Court for the District of Connecticut in Hartford, Connecticut alleging that Pratt & Whitney’s decision to close these facilities and transfer certain work to facilities outside Connecticut breached the terms of its collective bargaining agreement with the IAM, which expires on December 5, 2010, and seeking to enjoin Pratt & Whitney from moving the work for the duration of the collective bargaining agreement. Pratt & Whitney believes that it has fully complied with the collective bargaining agreement and that the IAM’s contentions are without merit. On February 5, 2010, following a trial on the merits, the court issued a declaratory judgment that Pratt & Whitney had breached its obligations under the collective bargaining agreement and permanently enjoined Pratt & Whitney from closing the facilities and transferring the work described in the challenged plans for the duration of the current collective bargaining agreement. Pratt & Whitney is reviewing the decision and considering whether to appeal. Pratt & Whitney has recorded $53 million of restructuring costs associated with these planned closures. We do not believe that resolution of this matter will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

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

No matters were submitted to security holders for a vote during the quarter ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Performance Graph and Comparative Stock Data appearing in our 2009 Annual Report containing the following data relating to our Common Stock: shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends are hereby incorporated by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference in Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2009.

2009	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
October 1 - October 31	1	$59.99	—	14,037
November 1 - November 30	1,733	68.04	1,733	12,304
December 1 - December 31	2,922	69.17	2,922	9,382

Total	4,656	$68.74	4,655

We repurchase shares under a program announced on June 11, 2008, which authorized the repurchase of up to 60 million shares of our common stock. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act, as amended. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 1,000 shares were reacquired in transactions outside the program during the quarter.

Item 6.	Selected Financial Data

The Five Year Summary appearing in our 2009 Annual Report is hereby incorporated by reference. See “Notes to Consolidated Financial Statements” in our 2009 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hereby incorporate by reference in this Form 10-K the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risk sensitive instruments, see discussion under the heading “Market Risk and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report and under the heading “Foreign Exchange and Hedging Activity” in Note 1 and Note 13 to the Consolidated Financial Statements in our 2009 Annual Report.

Item 8.	Financial Statements and Supplementary Data

The 2009 and 2008 Consolidated Balance Sheet, and other financial statements for the years 2009, 2008 and 2007, together with the report thereon of PricewaterhouseCoopers LLP dated February 11, 2010 in our 2009 Annual Report are incorporated by reference in this Form 10-K. The 2009 and 2008 unaudited Selected Quarterly Financial Data appearing in our 2009 Annual Report is incorporated by reference in this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2009 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2010 Annual Meeting of Shareowners titled “General Information Concerning the Board of Directors,” “Nominees,” and “Committees of the Board” (under the headings “The Audit Committee” and “The Committee on Nominations and Governance”).

Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2005	Age 2/11/2010
Alain Bellemare	President, Hamilton Sundstrand Corporation (since January 2009)	President, Pratt & Whitney Canada	48

Ari Bousbib	President, Commercial Companies and Executive Vice President (since 2008)	President, Otis Elevator	48

J. Thomas Bowler, Jr.	Senior Vice President, Human Resources and Organization (since 2007)	Vice President, Human Resources, United Technologies Corporation; Vice President, Human Resources and Organization, Pratt & Whitney	57

William M. Brown	President, UTC Fire & Security (since 2006)	President, Asia Pacific, Carrier Corporation	47

Louis R. Chênevert	Director (since 2006), Chairman (since January 2010), President (since 2006) and Chief Executive Officer (since 2008)	President and Chief Operating Officer, United Technologies Corporation; President, Pratt & Whitney	52

Geraud Darnis	President, Carrier Corporation (since 2001)	____	50

Charles D. Gill	Senior Vice President and General Counsel (since 2007)	Vice President and General Counsel, and Secretary, Carrier Corporation; Executive Assistant to Chairman and Chief Executive Officer, United Technologies Corporation	45

Gregory J. Hayes	Senior Vice President and Chief Financial Officer (since 2008)	Vice President, Accounting and Finance, United Technologies Corporation; Vice President, Accounting and Control, United Technologies Corporation; Vice President, Controller, United Technologies Corporation	49

David P. Hess	President, Pratt & Whitney (since January 2009)	President, Hamilton Sundstrand Corporation; President, Hamilton Sundstrand Aerospace Power Systems	54

Didier Michaud-Daniel	President, Otis Elevator (since 2008)	President, Otis United Kingdom and Central Europe Area, Otis Elevator	52

Jeffrey P. Pino	President, Sikorsky Aircraft (since 2006)	Senior Vice President, Corporate Strategy, Marketing & Commercial Programs, Sikorsky Aircraft	55

Thomas I. Rogan	Vice President, Treasurer (since 2001)	____	57

Margaret M. Smyth	Vice President, Controller (since 2007)	Vice President and Chief Accounting Officer, 3M Co.; Managing Partner, Deloitte & Touche	46

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2010 Annual Meeting of Shareowners titled “Other Matters” under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.utc.com/Governance/Ethics/Code+of+Ethics. Amendments to the

code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Committee on Nominations and Governance, Public Issues Review Committee and Committee on Compensation and Executive Development are available on our website at http://www.utc.com/Governance/Board+of+Directors. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, United Technologies Building, Investor Relations, Hartford, CT 06101.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2010 Annual Meeting of Shareowners titled “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference to the sections of our Proxy Statement for the 2010 Annual Meeting titled “Security Ownership of Directors, Nominees, Executive Officers and Certain Beneficial Owners.” The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2009 concerning common stock issuable under equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	62,029,000	(2)	$51.82		27,219,000	(3)
Equity compensation plans not approved by security holders	7,947,000	(4)	$40.50		0
Total	69,976,000		$50.54	(5)	27,219,000

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

(2)

Consists of options awarded under the 1989 Long Term Incentive Plan (1989 LTIP), the 2005 LTIP and the Non-Employee Director Stock Option Plan (Non-Employee Director Plan). Options issued under the 1989 LTIP include options that resulted from the conversion of awards granted under equity compensation plans of Sundstrand Corporation at the time it was merged into Hamilton Sundstrand. This amount includes 344,000 restricted shares and restricted share units and 3,112,000 performance share units at the target level. Up to an additional 3,112,000 could be issued if performance goals are achieved above target.

(3)	Represents the maximum number of shares of common stock available to be awarded as of December 31, 2009.
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

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2010 Annual Meeting titled “General Information Concerning the Board of Directors,” “Director Independence,” and “Other Matters” (under the heading “Transactions with Related Persons”).

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2010 Annual Meeting titled “Appointment of a Firm of Independent Registered Public Accountants to Serve as Independent Auditors for 2010,” including the information provided in that section with regard to “Audit Fees,” “Audit Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated by reference from the 2009 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2009:

Page Number in Form 10-K
SCHEDULE I—Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

SCHEDULE II—Valuation and Qualifying Accounts	S-II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number

3(i)	Restated Certificate of Incorporation, restated as of May 5, 2006, incorporated by reference to Exhibit 3(i) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2006.

3(ii)	Bylaws as amended and restated effective December 10, 2008, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on December 12, 2008.

4.1	Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee, incorporated by reference to Exhibit 4(a) to UTC’s Registration Statement on Form S-3 (Commission file number 333-60276) filed with the SEC on May 4, 2001. UTC hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of UTC and its consolidated subsidiaries and any unconsolidated subsidiaries.

10.1	United Technologies Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, and Amendment thereto, effective January 1, 2009, incorporated by reference to Exhibit 10.1 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.2	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.3	United Technologies Corporation Pension Preservation Plan, as amended and restated, effective December 31, 2009.*

10.4	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992, as amended by Amendment thereto, effective December 10, 2003, incorporated by reference to Exhibit 10.4 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003, and Amendment thereto, effective June 11, 2008, incorporated by reference to Exhibit 10.4 of UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2008.

10.5	United Technologies Corporation Deferred Compensation Plan, as amended and restated, effective January 1, 2005, incorporated by reference to Exhibit 10.5 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.6	United Technologies Corporation Long Term Incentive Plan, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1, incorporated by reference to Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, and Amendment No. 2, incorporated by reference to Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.7	Schedule of Terms for Nonqualified Stock Option and Dividend Equivalent Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.15 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2004.

10.8	Schedule of Terms and Form of Award for Restricted Stock Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.1 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.9	Schedule of Terms and Form of Award for Nonqualified Stock Option Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.2 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.10	Schedule of Terms and Forms of Award for Continuous Improvement Incentive Program Non-qualified Stock Option and Dividend Equivalent Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.6 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.11	United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective June 10, 2009, incorporated by reference to Exhibit 10.7 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2009.

10.12	Schedule of Terms for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11), incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on March 24, 2006.

10.13	Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on March 24, 2006.

10.14	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated October 8, 2008, incorporated by reference to Exhibit 10.9 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2008.

10.15	Retainer Payment Election Form for United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.14), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 18, 2006.

10.16	Form of Deferred Restricted Stock Unit Award relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.14).*

10.17	United Technologies Corporation Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, as amended by Amendment No. 1, incorporated by reference to Exhibit 10(iii)(A)(2) to UTC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, Amendment No. 2, incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, Amendment No. 3, incorporated by reference to Exhibit 10.17 to UTC’s Annual Report on Form 10-K for fiscal year ending December 31, 2001, Amendment No. 4, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2002 and Amendment No. 5, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.18	Form of Nonqualified Stock Option Award relating to the United Technologies Corporation Nonemployee Director Stock Option Plan, as amended (referred to above in Exhibit 10.17), incorporated by reference to Exhibit 10.4 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.19	United Technologies Corporation 2005 Long-Term Incentive Plan, as amended and restated effective April 9, 2008, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008.

10.20	Schedule of Terms for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.21	Form of Award Agreement for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.22	Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.23	Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.4 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.24	Schedule of Terms for performance share unit awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.28 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.25	Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.29 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.26	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K filed with the SEC on October 16, 2006.

10.27	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on December 20, 2005.

10.28	United Technologies Corporation LTIP Performance Share Unit Deferral Plan, relating to the 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.36 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.29	United Technologies Corporation International Deferred Compensation Replacement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.35 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.30	United Technologies Corporation Company Automatic Excess Plan, effective January 1, 2010.*

10.31	United Technologies Corporation Savings Restoration Plan, effective January 1, 2010.*

11	Statement Re: Computations of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Annual Report for the year ended December 31, 2009 (except for the information therein expressly incorporated by reference in this Form 10-K, the Annual Report is provided solely for the information of the SEC and is not to be deemed “filed” as part of this Form 10-K).*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/Governance/Ethics/Code+of+Ethics.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24	Powers of Attorney of John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Carlos M. Gutierrez, Edward A. Kangas, Charles R. Lee, Richard D. McCormick, Harold W. McGraw III, Richard B. Myers, H. Patrick Swygert, André Villeneuve and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20091231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20091231.xsd)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20091231_pre.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20091231_lab.xml)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20091231_cal.xml)

101. DEF	XBRL Taxonomy Definition Linkbase Document.* File name: utx-20091231_def.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.31 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language) for the year ended December 31, 2009: (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Changes in Equity, (v) Notes to Consolidated Financial Statements tagged in block text format, and (vi) Financial Schedule of Valuation and Qualifying Accounts tagged in block text format.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Date: February 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOUIS R. CHÊNEVERT Louis R. Chênevert	Director, Chairman, President and Chief Executive Officer	February 11, 2010

/s/ GREGORY J. HAYES Gregory J. Hayes	Senior Vice President and Chief Financial Officer	February 11, 2010

/s/ MARGARET M. SMYTH Margaret M. Smyth	Vice President, Controller	February 11, 2010

/s/ JOHN V. FARACI * (John V. Faraci)	Director )

/s/ JEAN-PIERRE GARNIER* (Jean-Pierre Garnier)	Director )

/s/ JAMIE S. GORELICK * (Jamie S. Gorelick)	Director )

/s/ CARLOS M. GUTIERREZ * (Carlos M. Gutierrez)	Director )

/s/ EDWARD A. KANGAS * (Edward A. Kangas)	Director )

/s/ CHARLES R. LEE * (Charles R. Lee)	Director )

/s/ RICHARD D. MCCORMICK * (Richard D. McCormick)	Director )

Signature	Title	Date

/s/ HAROLD W. MCGRAW III * (Harold W. McGraw III)	Director )

/s/ RICHARD B. MYERS * (Richard B. Myers)	Director )

/s/ H. PATRICK SWYGERT * (H. Patrick Swygert)	Director )

/s/ ANDRÉ VILLENEUVE * (André Villeneuve)	Director )

/s/ CHRISTINE TODD WHITMAN* (Christine Todd Whitman)	Director )

*By:	/s/ CHARLES D. GILL
Charles D. Gill
Senior Vice President and General Counsel, as Attorney-in-Fact

Date: February 11, 2010

SCHEDULE I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of United Technologies Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 11, 2010 appearing in the 2009 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 11, 2010

S-I

SCHEDULE II

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Three Years Ended December 31, 2009

(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 2006	$424
Provision charged to income	41
Doubtful accounts written off (net)	(101)
Other adjustments	4

Balance December 31, 2007	368
Provision charged to income	159
Doubtful accounts written off (net)	(129)
Other adjustments	(12)

Balance December 31, 2008	386
Provision charged to income	145
Doubtful accounts written off (net)	(80)

Balance December 31, 2009	$451

Future Income Tax Benefits - Valuation allowance:
Balance December 31, 2006	$542
Additions charged to income tax expense	131
Additions charged to goodwill, due to acquisitions	2
Reductions credited to income tax expense	(36)
Other adjustments	(94)

Balance December 31, 2007	545
Additions charged to income tax expense	146
Reductions charged to goodwill, due to acquisitions	(152)
Reductions credited to income tax expense	(11)
Other adjustments	170

Balance December 31, 2008	698
Additions charged to income tax expense	186
Additions charged to goodwill, due to acquisitions	3
Reductions credited to income tax expense	(16)
Other adjustments	32

Balance December 31, 2009	$903

S-II