Form 10-Q
period 2010-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2010-04-26
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At March 31, 2010 there were 933,080,048 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2010

United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms “we,” “us,” “our” or “UTC,” unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
(in millions of dollars, except per share amounts)	2010	2009
Revenues:
Product sales	$8,384	$8,662
Service sales	3,656	3,537
Other income, net	51	50

	12,091	12,249

Costs and Expenses:
Cost of products sold	6,359	6,756
Cost of services sold	2,373	2,351
Research and development	397	409
Selling, general and administrative	1,424	1,483

Operating profit	1,538	1,250
Interest expense	186	175

Income before income taxes	1,352	1,075
Income tax expense	405	276

Net income	947	799
Less: Noncontrolling interest in subsidiaries’ earnings	81	77

Net income attributable to common shareowners	$866	$722

Earnings Per Share of Common Stock:
Basic	$.95	$.79
Diluted	$.93	$.78

Dividends Per Share of Common Stock	$.43	$.39

Weighted average number of shares outstanding:
Basic shares	914	918
Diluted shares	929	926

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions of dollars)	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$4,788	$4,449
Accounts receivable, net	8,737	8,469
Inventories and contracts in progress, net	8,172	7,509
Future income tax benefits, current	1,676	1,689
Other assets, current	948	1,078

Total Current Assets	24,321	23,194

Customer financing assets	1,088	1,047
Future income tax benefits	2,081	2,102
Fixed assets	15,834	15,677
Less: Accumulated depreciation	(9,499)	(9,313)

Fixed assets, net	6,335	6,364

Goodwill	17,069	16,298
Intangible assets	4,047	3,538
Other assets	3,447	3,219

Total Assets	$58,388	$55,762

Liabilities and Equity
Short-term borrowings	$217	$254
Accounts payable	4,801	4,634
Accrued liabilities	11,921	11,792
Long-term debt currently due	1,731	1,233

Total Current Liabilities	18,670	17,913

Long-term debt	10,004	8,257
Future pension and postretirement benefit obligations	4,099	4,150
Other long-term liabilities	4,314	4,054

Total Liabilities	37,087	34,374

Redeemable noncontrolling interest	377	389
Shareowners’ Equity:
Common Stock	11,937	11,746
Treasury Stock	(15,905)	(15,408)
Retained earnings	27,854	27,396
Unearned ESOP shares	(176)	(181)
Accumulated other comprehensive loss	(3,746)	(3,487)

Total Shareowners’ Equity	19,964	20,066
Noncontrolling interest	960	933

Total Equity	20,924	20,999

Total Liabilities and Equity	$58,388	$55,762

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2010	2009
Operating Activities:
Net income attributable to common shareowners	$866	$722
Noncontrolling interest in subsidiaries’ earnings	81	77

Net income	947	799
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	327	306
Deferred income tax (benefit) provision	(59)	14
Stock compensation cost	45	34
Change in:
Accounts receivable	(147)	325
Inventories and contracts in progress	(511)	(504)
Other current assets	(58)	(59)
Accounts payable and accrued liabilities	522	(480)
Global pension contributions	(42)	(23)
Other operating activities, net	130	73

Net cash flows provided by operating activities	1,154	485

Investing Activities:
Capital expenditures	(147)	(167)
Investments in businesses	(2,108)	(122)
Dispositions of businesses	41	—
Increase in customer financing assets, net	(50)	(15)
Other investing activities, net	140	83

Net cash flows used in investing activities	(2,124)	(221)

Financing Activities:
Issuance (repayment) of long-term debt, net	2,212	(502)
Decrease in short-term borrowings, net	(40)	(95)
Common Stock issued under employee stock plans	99	36
Dividends paid on Common Stock	(373)	(339)
Repurchase of Common Stock	(500)	(200)
Other financing activities, net	(80)	(109)

Net cash flows provided by (used in) financing activities	1,318	(1,209)

Effect of foreign exchange rate changes on cash and cash equivalents	(9)	(110)

Net increase (decrease) in cash and cash equivalents	339	(1,055)

Cash and cash equivalents, beginning of year	4,449	4,327

Cash and cash equivalents, end of period	$4,788	$3,272

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at March 31, 2010 and for the quarters ended March 31, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2009 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2009 (2009 Form 10-K).

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. During the first three months of 2010, our investment in business acquisitions was approximately $2.1 billion, including debt assumed of $32 million, and principally reflected the acquisition of the General Electric (GE) Security business, and the acquisition of an equity stake in Clipper Windpower Plc (Clipper). On March 1, 2010, we completed the previously announced acquisition of the GE Security business for approximately $1.8 billion, including debt assumed of $32 million. The GE Security business supplies security and fire safety technologies for commercial and residential applications through a broad product portfolio that includes fire detection and life safety systems, intrusion alarms, and video surveillance and access control systems. This business will be integrated into our UTC Fire & Security segment during the course of 2010, and will enhance UTC Fire & Security’s geographic diversity with the strong North American presence and increased product and technology offerings of GE Security. In connection with the acquisition of GE Security, we recorded approximately $1.0 billion of goodwill and approximately $600 million of identifiable intangible assets.

In January 2010, we completed the previously announced acquisition of a 49.5% equity stake in Clipper, a California-based wind turbine manufacturer that trades on the AIM London Stock Exchange. This investment is intended to expand our power generation portfolio and allow us to enter the wind power segment by leveraging our expertise in blade technology, turbines and gearbox design. The total cost was £166 million (approximately $270 million) for the purchase of 84.3 million newly issued shares and 21.8 million shares from existing shareowners. We have accounted for this investment under the equity method of accounting. Pursuant to our agreement with Clipper, we are prohibited from acquiring additional shares of Clipper within two years of the closing date that would result in an equity stake in excess of 49.9% without the prior approval of Clipper.

Goodwill. Changes in our goodwill balances for the first three months of 2010 were as follows:

(in millions of dollars)	Balance as of January 1, 2010	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of March 31, 2010
Otis	$1,382	$23	$(14)	$1,391
Carrier	3,252	8	(33)	3,227
UTC Fire & Security	5,641	1,067	(226)	6,482
Pratt & Whitney	1,237	—	(11)	1,226
Hamilton Sundstrand	4,496	1	(45)	4,452
Sikorsky	250	—	1	251

Total Segments	16,258	1,099	(328)	17,029
Eliminations and other	40	—	—	40

Total	$16,298	$1,099	$(328)	$17,069

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2010		December 31, 2009
(in millions of dollars)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$1,794	$(838)	$1,814	$(833)
Patents and trademarks	424	(121)	369	(120)
Other, principally customer relationships	3,106	(1,037)	2,624	(1,047)

	5,324	(1,996)	4,807	(2,000)

Unamortized:
Trademarks and other	719	—	731	—

Total	$6,043	$(1,996)	$5,538	$(2,000)

Amortization of intangible assets for the quarter ended March 31, 2010 was $89 million compared with $86 million for the same period of 2009. Amortization of these intangible assets for 2010 through 2014 is expected to approximate $300 million per year.

Note 2: Earnings Per Share

	Quarter Ended March 31,
(in millions, except per share amounts)	2010	2009
Net income attributable to common shareowners	$866	$722

Basic weighted average shares outstanding	914	918
Stock awards	15	8

Diluted weighted average shares outstanding	929	926

Earnings per share of Common Stock:
Basic	$0.95	$0.79
Diluted	$0.93	$0.78

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights (SARs) and stock options, when the average market price of the common stock is lower than the exercise price of the related SARs and options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended March 31, 2010 and 2009, the number of stock awards excluded from the computation was 12.9 million and 50.0 million, respectively.

Note 3: Inventories and Contracts in Progress

(in millions of dollars)	March 31, 2010	December 31, 2009
Raw materials	$1,309	$1,281
Work-in-process	3,400	3,097
Finished goods	3,194	2,889
Contracts in progress	6,440	6,479

	14,343	13,746
Less:
Progress payments, secured by lien, on U.S. Government contracts	(305)	(264)
Billings on contracts in progress	(5,866)	(5,973)

	$8,172	$7,509

As of March 31, 2010 and December 31, 2009, the above inventory balances include capitalized contract development costs of $886 million and $862 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventory principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Note 4: Borrowings and Lines of Credit

At March 31, 2010, we had committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion under a $1.5 billion revolving credit agreement and a $1.0 billion multicurrency revolving credit agreement, both of which are available for general funding purposes, including acquisitions. As of March 31, 2010, there were no borrowings under either of these revolving credit agreements, which expire in October 2011 and November 2011, respectively. The undrawn portions under both of these agreements are also available to serve as backup facilities for the issuance of commercial paper. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

Long-term debt consists of the following:

(in millions of dollars)	March 31, 2010	December 31, 2009
4.375% notes due 2010*	$600	$600
7.125% notes due 2010*	500	500
6.350% notes due 2011*	500	500
6.100% notes due 2012*	500	500
4.875% notes due 2015*	1,200	1,200
5.375% notes due 2017*	1,000	1,000
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	—
8.750% notes due 2021	250	250
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	—
Project financing obligations	139	158
Other (including capitalized leases)	124	110

Total long-term debt	11,735	9,490
Less current portion	(1,731)	(1,233)

Long-term debt, net of current portion	$10,004	$8,257

*	We may redeem some or all of these series of notes at any time at a redemption price in U.S. dollars equal to the greater of 100% of the principal amount outstanding of the applicable series of notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the applicable series of notes to be redeemed. The discounts applied on such redemptions are based on a semiannual calculation at the adjusted treasury rate plus 10-50 basis points. The redemption price will also include interest accrued to the date of redemption on the principal balance of the notes being redeemed.

In February 2010, we issued two series of fixed rate notes that pay interest semiannually, in arrears, on April 15 and October 15 of each year beginning October 15, 2010. The $1.25 billion of fixed rate notes bear interest at a rate equal to 4.500% per year and mature on April 15, 2020. The $1.0 billion of fixed rate notes bear interest at a rate equal to 5.700% per year and mature on April 15, 2040. The proceeds from these notes were used primarily to partially fund the acquisition of the GE Security business, and to repay commercial paper borrowings.

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

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $50 million to a net decrease of $180 million resulting from additional worldwide uncertain tax positions, from the re-evaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is €198 million (approximately $264 million) of tax benefits that we have claimed related to a 1998 German reorganization. These tax benefits are currently being reviewed by the German Tax Office in the course of an audit of tax years 1999 to 2000. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. After consideration of the ECJ decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As developments in the other taxpayer’s case in the German courts warrant, it may become necessary for us to accrue tax expense and related interest for this matter.

In 2009, the Internal Revenue Service (IRS) Examination Division completed its review of tax years 2004 and 2005 and certain proposed tax adjustments with which the Company did not agree were transferred to the IRS Appeals Division for resolution discussions. The Company expects these resolution discussions to be ongoing through the remainder of 2010. In 2009, the IRS Examination Division also commenced review activity of tax years 2006, 2007 and 2008, which is expected to continue through 2011.

The effective tax rate for the quarter ended March 31, 2010 increased as compared to the same period of 2009 as a result of an overall increase to the forecasted effective tax rate, the impact from recently enacted health care legislation relating to the Medicare Part D program, and the absence of a $25 million tax benefit recorded in the same period of 2009. The recently enacted legislation eliminated the tax deductibility of certain retiree prescription drug benefits.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and postretirement plans. Contributions to these plans during the quarter ended March 31, 2010 and 2009 were as follows:

	Quarter Ended March 31,
(in millions of dollars)	2010	2009
Defined Benefit Plans	$42	$23

Defined Contribution Plans	$50	$53

Included in the first quarter of 2010 contributions is $1 million of contributions to our domestic defined benefit pension plans. There were no contributions to our domestic defined benefit pension plans in the first quarter of 2009.

The following tables illustrate the components of net periodic benefit cost for our pension and other postretirement benefits:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(in millions of dollars)	2010	2009	2010	2009
Service cost	$99	$106	$1	$1
Interest cost	322	316	11	12
Expected return on plan assets	(431)	(399)	—	—
Amortization	(4)	14	(1)	(1)
Recognized actuarial net loss	71	56	—	(1)

	57	93	11	11
Net settlement and curtailment loss	6	13	—	—

Total net periodic benefit cost	$63	$106	$11	$11

Note 7: Restructuring and Other Costs

During the first three months of 2010, we recorded net pre-tax restructuring and other charges in our business segments totaling $67 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$11
Carrier	18
UTC Fire & Security	10
Pratt & Whitney	26
Hamilton Sundstrand	2

Total	$67

The net charges included $41 million in cost of sales, $25 million in selling, general and administrative expenses and $1 million in other income, net. As described below, these costs primarily relate to actions initiated during 2010 and 2009.

2010 Actions. During the first three months of 2010, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and consolidation of field operations. We recorded net pre-tax restructuring and other charges totaling $49 million, including $27 million in cost of sales and $22 million in selling, general and administrative expenses.

We expect the 2010 actions that were initiated in the first three months to result in net workforce reductions of approximately 1,400 hourly and salaried employees, the exiting of approximately 1.1 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2010, we have completed net workforce reductions of approximately 100 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011. No specific plans for significant other actions have been finalized at this time.

The following table summarizes the accrual balances and utilization by cost type for the 2010 restructuring actions:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Net pre-tax restructuring charges	42	—	7	49
Utilization	(5)	—	(1)	(6)

Balance at March 31, 2010	$37	$—	$6	$43

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$60	$—	$31	$91
Costs incurred - quarter ended March 31, 2010	(42)	—	(7)	(49)

Balance at March 31, 2010	$18	$—	$24	$42

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred Quarter Ended March 31, 2010	Remaining Costs at March 31, 2010
Otis	$17	$(11)	$6
Carrier	29	(8)	21
UTC Fire & Security	15	(9)	6
Pratt & Whitney	28	(19)	9
Hamilton Sundstrand	2	(2)	—

Total	$91	$(49)	$42

2009 Actions. During the first three months of 2010, we recorded net pre-tax restructuring and other charges and reversals totaling $19 million for restructuring actions initiated in 2009, including $14 million in cost of sales, $4 million in selling, general and administrative expenses and $1 million in other income, net. The 2009 actions relate to ongoing cost reduction efforts, including workforce reductions, the consolidation of field operations and the consolidation of repair and overhaul operations.

As of March 31, 2010, we have completed net workforce reductions of approximately 12,400 employees of an expected 14,700 employees, and have exited 1.1 million net square feet of facilities of an expected 4.5 million net square feet. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011.

On September 21, 2009, Pratt & Whitney announced plans to close its Connecticut Airfoil Repair Operations facility in East Hartford, Connecticut by the second quarter of 2010, and its engine overhaul facility in Cheshire, Connecticut by early 2011. On September 22, 2009, the International Association of Machinists (IAM) filed a lawsuit in the U.S. District Court for the District of Connecticut in Hartford, Connecticut alleging that Pratt & Whitney’s decision to close these facilities and transfer certain work to facilities outside Connecticut breached the terms of its collective bargaining agreement with the IAM and is seeking to enjoin Pratt & Whitney from moving the work for the duration of the current collective bargaining agreement, which expires on December 5, 2010. Pratt & Whitney believes that it has fully complied with the collective bargaining agreement and that the IAM’s contentions are without merit. On February 5, 2010, following a trial on the merits, the court issued a declaratory judgment that Pratt & Whitney had breached its obligations under the collective bargaining agreement and permanently enjoined Pratt & Whitney from closing the facilities and transferring the work described in the challenged plans for the duration of the current collective bargaining agreement. On February 24, 2010, Pratt & Whitney filed an appeal with the U.S. Court of Appeals for the Second Circuit. The Court granted Pratt & Whitney’s motion for expedited review in March 2010. Pratt & Whitney anticipates a decision later this year. Pratt & Whitney recorded $53 million of restructuring costs in 2009 and $3 million of restructuring costs in 2010 associated with these planned closures.

The following table summarizes the accrual balances and utilization by cost type for the 2009 restructuring actions:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at December 31, 2009	$295	$—	$17	$312
Net pre-tax restructuring charges	9	3	7	19
Utilization	(76)	(3)	(8)	(87)

Balance at March 31, 2010	$228	$—	$16	$244

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by type:

(in millions of dollars)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$710	$72	$117	$899
Costs incurred through December 31, 2009	(680)	(69)	(53)	(802)
Costs incurred - quarter ended March 31, 2010	(9)	(3)	(7)	(19)

Remaining costs at March 31, 2010	$21	$—	$57	$78

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by segment:

(in millions of dollars)	Expected Costs	Costs Incurred through December 31, 2009	Costs Incurred Quarter Ended March 31, 2010	Remaining Costs at March 31, 2010
Otis	$161	$(157)	$—	$4
Carrier	236	(205)	(10)	21
UTC Fire & Security	115	(103)	(1)	11
Pratt & Whitney	212	(174)	(8)	30
Hamilton Sundstrand	102	(90)	—	12
Sikorsky	7	(7)	—	—
Eliminations and other	63	(63)	—	—
General corporate expenses	3	(3)	—	—

Total	$899	$(802)	$(19)	$78

2008 Actions. As of March 31, 2010, we have approximately $39 million of accrual balances remaining related to 2008 actions and do not expect to incur any additional costs to finalize these actions.

Note 8: Financial Instruments

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures.

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

Foreign Currency Forward Contracts. We manage our foreign currency transaction risks to acceptable limits through the use of derivatives that hedge forecasted cash flows associated with foreign currency transaction exposures, which are accounted for as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria of the Derivatives and Hedging Topic of the FASB ASC, the changes in the derivatives’ fair values are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified into earnings as a component of product sales or expenses, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

To the extent the hedge accounting criteria are not met, the foreign currency forward contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. These include hedges that are used to reduce exchange rate risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (e.g. payables, receivables) and other economic hedges where the hedge accounting criteria were not met.

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $9 billion at both March 31, 2010 and December 31, 2009.

Commodity Forward Contracts. We enter into commodity forward contracts to reduce the risk of fluctuations in the price we pay for certain commodities (e.g., nickel) which are used directly in the production of our products, or are components of the products we procure to use in the production of our products. These hedges are economic hedges and the changes in fair value of these contracts are recorded currently in earnings in the period in which they occur. The fair value and outstanding notional amount of contracts hedging commodity exposures were insignificant at March 31, 2010 and December 31, 2009, respectively.

The following table summarizes the fair value of derivative instruments as of March 31, 2010 and December 31, 2009:

(in millions of dollars)	Balance Sheet Asset Location	March 31, 2010	December 31, 2009

Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Assets, Current	$129	$107
Foreign Exchange Contracts	Other Assets	36	33

		165	140

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Assets, Current	100	113
Foreign Exchange Contracts	Other Assets	5	5

		105	118

Total Asset Derivative Contracts		$270	$258

	Balance Sheet Liability Location
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Accrued Liabilities	$23	$31
Foreign Exchange Contracts	Other Long-Term Liabilities	3	4

		26	35

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Accrued Liabilities	58	106
Foreign Exchange Contracts	Other Long-Term Liabilities	3	3

		61	109

Total Liability Derivative Contracts		$87	$144

The impact on Accumulated Other Comprehensive Loss from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended March 31,
(in millions of dollars)	2010	2009
Gain (loss) recorded in Accumulated Other Comprehensive Loss	$55	$(133)
Gain (loss) reclassified from Accumulated Other Comprehensive Loss into Product Sales (effective portion)	23	(60)
Loss recognized in Other Income, Net on derivatives (ineffective portion)	—	(5)

Assuming current market conditions continue, a $134 million pre-tax gain is expected to be reclassified from Accumulated Other Comprehensive Loss into Product Sales or Cost of Products Sold to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. Gains and losses recognized in earnings related to the discontinuance or the ineffectiveness of cash flow hedges was not significant for the three months ended March 31, 2010 and $5 million for the three months ended March 31, 2009. At March 31, 2010, all derivative contracts accounted for as cash flow hedges mature by October 2014.

The effect for the quarters ended March 31, 2010 and 2009 on the Condensed Consolidated Statement of Operations from foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended March 31,
(in millions of dollars)	2010	2009
Loss recognized in Other Income, Net	$(4)	$(81)

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

As of March 31, 2010, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-6, “Improving Disclosures about Fair Value Measurements,” which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. We adopted the interim disclosure requirements under this Topic during the quarter ended March 31, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 and December 31, 2009:

(in millions of dollars)	Total Carrying Value at March 31, 2010	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$691	$691	$—	$—
Derivative assets	270	—	270	—
Derivative liabilities	87	—	87	—

(in millions of dollars)	Total Carrying Value at December 31, 2009	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$664	$664	$—	$—
Derivative assets	258	—	258	—
Derivative liabilities	144	—	144	—

Valuation Techniques. Our available for sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of March 31, 2010, there were no significant transfers in and out of Level 1 and Level 2.

As of March 31, 2010, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The carrying amounts and fair values of financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
(in millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable equity securities	$691	$691	$664	$664
Long-term receivables	348	320	430	408
Customer financing notes receivable	364	303	350	264
Short-term borrowings	(217)	(217)	(254)	(254)
Long-term debt (excluding capitalized leases)	(11,678)	(12,510)	(9,442)	(10,361)

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

We have outstanding financing and rental commitments totaling $945 million at March 31, 2010. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitment itself is not readily determinable and is not considered significant.

Note 9: Shareowners’ Equity and Noncontrolling Interest

A summary of the changes in shareowners’ equity and noncontrolling interest (excluding redeemable noncontrolling interest) comprising total equity for the quarters ended March 31, 2010 and 2009 is provided below:

	Quarter Ended March 31,
	2010			2009
(in millions of dollars)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$20,066	$933	$20,999	$15,763	$918	$16,681
Comprehensive income for the period
Net income	866	81	947	722	77	799
Redeemable noncontrolling interest in subsidiaries’ earnings	—	(6)	(6)	—	(4)	(4)
Other comprehensive income (loss):
Foreign currency translation, net	(350)	(10)	(360)	(285)	(17)	(302)
Increases (decreases) in unrealized gains from available-for-sale investments, net	35	—	35	(19)	—	(19)
Cash flow hedging gains (losses)	25	—	25	(52)	—	(52)
Change in pension and post-retirement benefit plans, net	31	—	31	50	—	50

Total other comprehensive loss	(259)	(10)	(269)	(306)	(17)	(323)

Total comprehensive income for the period	607	65	672	416	56	472

Common Stock issued under employee plans	187	—	187	71	—	71
Common Stock repurchased	(500)	—	(500)	(200)	—	(200)
Dividends on Common Stock	(373)	—	(373)	(339)	—	(339)
Dividends on ESOP Common Stock	(16)	—	(16)	(15)	—	(15)
Dividends attributable to noncontrolling interest	—	(89)	(89)	—	(84)	(84)
Purchase of subsidiary shares from noncontrolling interest	(2)	(1)	(3)	(27)	(10)	(37)
Sale of subsidiary shares in noncontrolling interest	—	27	27	—	—	—
Acquired noncontrolling interest	—	25	25	—	14	14
Change in redemption value of put options	(5)	—	(5)	(2)	—	(2)

Equity, end of period	$19,964	$960	$20,924	$15,667	$894	$16,561

During 2009, we adopted the FASB ASU for redeemable equity instruments, applicable for all noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests). The standards require redeemable noncontrolling interests to be reported in the mezzanine section of the balance sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. As a result of this adoption, we have retroactively reclassified “redeemable noncontrolling interests” in the mezzanine section of the balance sheet and have increased them to redemption value, where required, resulting in a $225 million reclassification from total equity in the March 31, 2009 balance sheet.

A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the balance sheet for the quarters ended March 31, 2010 and 2009 is provided below:

	Quarter Ended March 31,
(in millions of dollars)	2010	2009
Redeemable noncontrolling interest, beginning of period	$389	$245
Net income	6	4
Dividends	(10)	(8)
Foreign currency translation adjustments	(13)	(18)
Change in redemption value of put option	5	2

Redeemable noncontrolling interest, end of period	$377	$225

Consistent with the requirements under the Business Combinations Topic of the FASB ASC and the accounting for noncontrolling interests in consolidated financial statements, changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the three months ended March 31, 2010 and 2009 is provided below:

(in millions of dollars)	2010	2009
Net income attributable to common shareowners	$866	$722

Transfers to noncontrolling interests
Decrease in common stock for purchase of subsidiary shares	(2)	(27)

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$864	$695

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2009.

The changes in the carrying amount of service and product warranties and product performance guarantees for the three months ended March 31, 2010 and 2009 are as follows:

(in millions of dollars)	2010	2009
Balance as of January 1	$1,072	$1,136
Warranties and performance guarantees issued	122	104
Settlements made	(90)	(120)
Other	(6)	(30)

Balance as of March 31	$1,098	$1,090

Note 11: Collaborative Arrangements

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues generated from engine programs, spare parts sales, and aftermarket business under collaboration arrangements are recorded as earned in our financial statements. Amounts attributable to our collaborative partners for their share of revenues are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement of the collaborator’s share of program costs is recorded as a reduction of the related expense item at that time. As of March 31, 2010, the collaborators’ interests in all commercial engine programs ranged from 12 percent to 48 percent. Pratt & Whitney directs those programs and is the principal participant in all existing collaborative arrangements. There are no individually significant collaborative arrangements and none of the partners exceed 31 percent share in an individual program.

Note 12: Contingent Liabilities

Summarized below are the matters previously described in Note 16 of the Notes to the Consolidated Financial Statements in our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K.

Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We accrue for the costs of environmental investigatory, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely, we accrue the minimum. For sites with multiple responsible parties, we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. We discount liabilities with fixed or reliably determinable future cash payments. We do not reduce accrued environmental liabilities by potential insurance reimbursements. We periodically reassess these accrued amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote.

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

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky’s liability is approximately $84 million (including interest through March 2010). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims.

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

We also have other commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising out of the normal course of business. We accrue contingencies based upon a range of possible outcomes. If no amount within this range is a better estimate than any other, then we accrue the minimum amount.

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

Results for the quarters ended March 31, 2010 and 2009 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions of dollars)	2010	2009	2010	2009	2010	2009
Otis	$2,732	$2,665	$596	$506	21.8%	19.0%
Carrier	2,440	2,487	139	22	5.7%	0.9%
UTC Fire & Security	1,419	1,286	123	93	8.7%	7.2%
Pratt & Whitney	2,892	3,180	436	436	15.1%	13.7%
Hamilton Sundstrand	1,341	1,381	221	192	16.5%	13.9%
Sikorsky	1,366	1,334	145	116	10.6%	8.7%

Total segments	12,190	12,333	1,660	1,365	13.6%	11.1%
Eliminations and other	(99)	(84)	(45)	(37)
General corporate expenses	—	—	(77)	(78)

Consolidated	$12,091	$12,249	$1,538	$1,250	12.7%	10.2%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring and other costs included in segment operating results.

Note 14: Accounting Pronouncements

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

In March 2010, the FASB ratified the EITF final consensus on Issue No. 08-9, “Milestone Method of Revenue Recognition.” The guidance in this consensus allows milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We are currently evaluating this new consensus.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2010 and 2009, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 26, 2010, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries (the “Corporation”) as of March 31, 2010, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. This interim financial information is the responsibility of the Corporation’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, of cash flows and of changes in equity for the year then ended (not presented herein), and in our report dated February 11, 2010 (which included an explanatory paragraph with respect to the Corporation’s change in the manner of accounting for defined benefit pension and other postretirement plans, uncertain tax positions, business combinations, noncontrolling interests and collaborative arrangements and the manner in which it discloses fair value, derivative and hedging activities and fair value of financial instruments), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

April 26, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We conduct our business through six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses,” while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses.” The current status of significant factors impacting our business environment in 2010 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report, which is incorporated by reference in our 2009 Form 10-K.

General

As worldwide businesses, our operations can be affected by industrial, economic and political factors on both a regional and global level. To limit the impact of any one industry, or the economy of any single country on our consolidated operating results, our strategy has been, and continues to be, the maintenance of a balanced and diversified portfolio of businesses. Our businesses include both commercial and aerospace operations, original equipment manufacturing (OEM) and extensive related aftermarket parts and services businesses, as well as the combination of shorter cycles in our commercial businesses, particularly Carrier, and longer cycles in our aerospace businesses. Our customers include companies in the private sector and governments, and our businesses reflect an extensive geographic diversification that has evolved with the continued globalization of world economies.

The global economic downturn that continued throughout 2009 has shown signs of improvement in early 2010. Some economic indicators have recently trended positive, although the overall rate of global recovery experienced to date has been modest and uneven. The implementation of government economic stimulus packages around the world has fueled much of the growth to date, leaving concerns about the sustainability of the recovery once the stimulus ends. We currently expect gross domestic product (GDP) in the U.S. to grow moderately in 2010, although at a rate that is not anticipated to be significant enough to sizably reduce the U.S. unemployment rate. Even with some of these positive trends, certain markets in which our businesses operate continue to be constrained. Due in part to various forms of government support, U.S. residential housing starts have shown signs of improvement in early 2010, although investment in commercial construction is still declining. While we do not expect much recovery in the commercial construction markets in the U.S. or in Europe in 2010, we have recently experienced robust growth in these markets in China and India. Order rates in the first quarter of 2010 showed marked improvement, with continued strength in most of our short-cycle businesses. Conversely, order rates in our longer cycle businesses are still weak. Airline profitability continues to be a concern. Although airline operating results in the first quarter of 2010 were encouraging and potentially indicative of recovery, the full impact of recent significant flight disruptions related to a volcanic ash cloud in Europe remains to be seen. Overall, order trends are improving and are consistent with our expectations of organic revenue growth in the second half of 2010. In recognition of the global economic challenges, we launched a significant restructuring initiative in early 2009 that has continued into 2010 and is designed to reduce structural and overhead costs across all of our businesses. These initiatives are helping to mitigate the adverse volume impact experienced thus far, and we anticipate they will better position us for any economic turnaround.

Total revenues declined 1% in the first quarter of 2010, as compared to the same period in the prior year. This reflects a decline in organic revenue (4%) partially offset by the beneficial impact of foreign currency translation (3%). Despite the year-over-year revenue decline, consolidated operating profit increased 23% in the first quarter of 2010, as compared with the same period of 2009. This year-over-year improvement includes the beneficial impact on our operational results of our continued focus on cost reduction and the benefits of previously initiated restructuring actions. The year-over-year improvement also reflects the beneficial impact of foreign currency translation combined with the impact of currency hedges (combined 6%) at Pratt & Whitney Canada (P&WC), lower restructuring charges (8%), and contributions from net acquisitions (2%). As noted above, to help mitigate the impact of lower volumes and to better position us for the future, we continue to focus on restructuring and cost reduction actions. During the first quarter of 2010, we incurred restructuring charges of $67 million and expect full year restructuring costs to total approximately $350 million, including the charges incurred in the first three months of 2010. However, other than those actions initiated in the first quarter of 2010, no specific plans for other significant actions have been finalized at this time.

Although the U.S. dollar strengthened throughout the first quarter, its general weakness year-over-year against certain currencies such as the Euro generated a positive foreign currency impact of $.06 per share on our operational performance in the first quarter of 2010. This year-over-year impact represents the beneficial impact of hedging at P&WC combined with favorable foreign currency translation. The relative weakness in the U.S. dollar adversely impacts P&WC operating results, as the majority of P&WC’s revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. However, as a result of hedging programs in place, this adverse impact was more than offset by the beneficial impact on revenues of maturing hedges that were executed when the U.S. dollar was stronger.

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

Improving global economic conditions indicate signs of a recovery in early 2010, albeit at a very modest and uneven rate. However, this recovery has not impacted all markets and regions equally and as a result certain of our commercial businesses continue to be challenged. A weaker U.S. dollar, as compared to the first three months of 2009, has helped to offset the adverse impacts from a declining commercial construction market, while order rates in most of our short-cycle commercial businesses have trended favorably through early 2010, particularly Carrier’s transport refrigeration business. Although the growth in order rates is based on low prior year comparisons, it nonetheless indicates improvements to key markets. While the U.S. housing market remained weak in the first quarter of 2010, it has shown improvement over the depressed levels experienced in 2009.

Within the Otis segment, revenues increased 3% in the first quarter of 2010, as compared to the same period of 2009, as lower volume (4%) was more than offset by the favorable impact of foreign currency translation (6%). Volume was negatively impacted by a weaker opening new equipment backlog. Aggressive cost reduction actions over the past year and continued strength in the contractual maintenance business helped mitigate the new equipment volume decline. Otis has begun to see the impact of economic recovery in Asia and signs of stabilization in Europe, although the market in North America remains challenging. New equipment orders increased 9% in the first quarter of 2010, as compared to the same period of 2009, primarily due to the favorable impact of foreign currency translation and strong order growth in China partially offset by continued weakness in North America. Pricing remained under pressure in all of Otis’ major markets; such pressure is expected to continue through the remainder of 2010.

Carrier experienced organic revenue growth of 2% in the first quarter of 2010, as compared to the same period of 2009, as certain businesses are benefiting from strengthening market conditions. Improvement in the short-cycle and Asia commercial HVAC markets drove the organic revenue growth.

UTC Fire & Security experienced a 10% revenue increase in the first quarter of 2010, as compared to the same period of 2009, driven primarily by the acquisition of the GE Security business. The favorable impact of foreign currency translation was offset by organic revenue contraction (8%), primarily reflecting a decline in the fire safety business. While first quarter 2010 orders declined organically, the rate of decline continued to improve sequentially and orders within Asia and the Fire Products business increased year-over-year.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney and Hamilton Sundstrand also serve customers in the industrial markets. Revenue passenger miles (RPMs), U.S. government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses.

Aerospace markets showed modest signs of recovery in the first quarter of 2010. Airline operating results over the past few months have been encouraging as a result of cost reduction actions and cash conservation measures taken, although the full impact of recent significant flight disruptions related to a volcanic ash cloud in Europe remains to be seen. Airline traffic trended favorably in the first quarter of 2010 and, as a result, we expect RPM’s to grow about 3% worldwide in 2010. However, orders of short-cycle commercial aerospace spares remain mixed, reflecting a year-over-year decline in Pratt & Whitney’s large commercial spares orders whereas Hamilton Sundstrand commercial spares orders increased year-over-year, as Hamilton Sundstrand supplies product content across a broad spectrum of aircraft. The lingering effects of the economic downturn continue to contribute to a low demand for business and general aviation aircraft, and as a result P&WC engine shipments declined 35% as compared to the strong first quarter of the prior year. However, with the general economic recovery, the level of engine shipments is expected to increase as the year progresses.

Although the commercial aircraft market remains a challenge, higher military aircraft deliveries, as a result of continued government spending, drove a 2% increase in Sikorsky’s first quarter revenues as compared to the same period of 2009. With the robust government demand, Sikorsky’s military backlog remains very strong.

Acquisition Activity

Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the first three months of 2010, our investment in business acquisitions was approximately $2.1 billion, including debt assumed of $32 million, and principally reflected the acquisition of the GE Security business, and the acquisition of an equity stake in Clipper Windpower Plc (Clipper). The remainder of our investment in businesses for the first three months of 2010 consisted of a number of small acquisitions in both our commercial and aerospace businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity, goodwill increased approximately $1.1 billion in the first three months of 2010.

On March 1, 2010, we completed the previously announced acquisition of the GE Security business for approximately $1.8 billion, including debt assumed of $32 million. The GE Security business supplies security and fire safety technologies for commercial and residential applications through a broad product portfolio that includes fire detection and life safety systems, intrusion alarms, and video surveillance and access control systems. This business will be integrated into our UTC Fire & Security segment during the course of 2010 and will enhance UTC Fire & Security’s geographic diversity with the strong North American presence and increased product and technology offerings of GE Security. We recorded approximately $1.0 billion of goodwill and approximately $600 million of identified intangible assets in connection with this acquisition.

In January 2010, we completed the previously announced acquisition of a 49.5% equity stake in Clipper, a California-based wind turbine manufacturer that trades on the AIM London Stock Exchange. This investment is intended to expand our power generation portfolio and allow us to enter the wind power segment by leveraging our expertise in blade technology, turbines and gearbox design. The total cost was £166 million (approximately $270 million) for the purchase of 84.3 million newly issued shares and 21.8 million shares from existing shareowners. We have accounted for this investment under the equity method of accounting. Pursuant to our agreement with Clipper, we are prohibited from acquiring additional shares of Clipper within two years of the closing date that would result in an equity stake in excess of 49.9% without the prior approval of Clipper.

We expect to invest approximately $3.0 billion in acquisitions for 2010, including those investments made during the first three months of 2010, although this will depend upon the timing, availability and the appropriate value of potential acquisition opportunities.

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

Commercial airline financial distress/consolidation, global economic conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates and energy costs create uncertainties that could impact our earnings outlook for the remainder of 2010. See Part II, Item 1A, “Risk Factors” in this Form 10-Q for further discussion.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2010.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter Ended March 31,
(in millions of dollars)	2010	2009	% change
Sales	$12,040	$12,199	(1.3)%
Other income, net	51	50	2.0%

Total revenues	$12,091	$12,249	(1.3)%

The 1% revenue decline in the first quarter of 2010, as compared to the same period of 2009, primarily reflects organic revenue contraction (4%), partially offset by the beneficial impact from foreign currency translation (3%) resulting from the year-over-year weakness of the U.S. dollar relative to currencies such as the Euro. The revenue contraction largely reflects the impact of weak commercial construction markets and aerospace declines, with particular weakness experienced at Pratt & Whitney due to the continued depressed conditions in the business jet market. P&WC experienced a 35% decrease in engine shipments for the first quarter of 2010, as compared to a strong first quarter in 2009. Although the broader aerospace markets showed modest signs of recovery in the first quarter of 2010, continued cash conservation measures at the airlines have led to mixed results on our commercial aerospace aftermarket revenues. Pratt & Whitney experienced a 6% decline in commercial aerospace aftermarket revenues, while Hamilton Sundstrand commercial aerospace aftermarket revenues increased 2% year-over-year. Revenue growth at UTC Fire & Security was driven primarily from the impact of recent acquisitions, principally GE Security. Although total revenues at Carrier are lower year-over-year, organic revenues were up, driven by improvement in the short-cycle and Asia commercial markets as well as higher U.S. residential shipments. Revenue growth at Otis reflects the favorable impact of foreign currency translation, partially offset by organic revenue contraction as a result of decreased new equipment sales.

Gross Margin

	Quarter Ended March 31,
(in millions of dollars)	2010	2009
Gross margin	$3,308	$3,092
Percentage of sales	27.5%	25.3%

The 220 basis point increase in gross margin as a percentage of sales in the first quarter of 2010 as compared to 2009 includes the beneficial impact of lower year-over-year restructuring charges (40 basis points). The remainder of the increase in gross margin as a percentage of sales was primarily driven by the continued focus on cost reduction and savings from previously initiated restructuring actions and net operational efficiencies, which helped to limit the adverse impact of lower volumes, and contributions from the impact of recent acquisitions net of divestiture of low margin businesses.

Research and Development

	Quarter Ended March 31,
	2010		2009
(in millions of dollars)	Amount	% of sales	Amount	% of sales
Company-funded	$397	3.3%	$409	3.4%
Customer-funded	492	4.1%	514	4.2%

Total	$889	7.4%	$923	7.6%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year variations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses and relates largely to the next generation product family at Pratt & Whitney, the Boeing 787 program, and various engine programs at P&WC. Company-funded research and development spending for the full year 2010 is expected to increase by approximately $150 million from 2009 levels primarily due to incremental investments in the next generation product family at Pratt & Whitney, including the PurePower PW1000G engine, and the acquisition of the GE Security business at UTC Fire & Security. The decrease in customer-funded research and development in the first quarter of 2010 compared to the same period in 2009 was driven by a decrease at Pratt & Whitney related to a reduction in development spending on the Joint Strike Fighter program partially offset by increases at both Hamilton Sundstrand and Sikorsky.

Selling, General and Administrative

	Quarter Ended March 31,
(in millions of dollars)	2010	2009
Selling, general and administrative expenses	$1,424	$1,483
Percentage of sales	11.8%	12.2%

The decrease in selling, general and administrative expenses in the first quarter of 2010, as compared to the same period of 2009, is due primarily to a continued focus on cost reduction and the impact from restructuring and cost saving initiatives undertaken in 2009 in anticipation of adverse economic conditions, partially offset by the adverse impact of foreign currency translation. As a percentage, the 40 basis point year-over-year decrease primarily reflects the impact of lower restructuring costs.

Interest Expense

	Quarter Ended March 31,
(in millions of dollars)	2010	2009
Interest expense	$186	$175
Average interest rate	5.9%	5.9%

The increase in interest expense in the first quarter of 2010 as compared to the same period of the prior year largely reflects higher interest charges related to our deferred compensation plan. The impact from the issuance of two series of fixed rate long-term notes totaling $2.25 billion in February 2010 (see further discussion in the “Liquidity and Financial Condition” section) was mostly offset by the absence of interest associated with the redemption in February 2009 of our $500 million of LIBOR+.07% floating rate notes due 2009 and the repayment in June 2009 of our $400 million of 6.500% notes due 2009. Interest expense also reflects the lower cost associated with our commercial paper borrowings.

Income Taxes

	Quarter Ended March 31,
	2010	2009
Effective tax rate	30.0%	25.7%

The effective tax rate for the quarter ended March 31, 2010 increased as compared to the same period of 2009 as a result of an overall increase to the forecasted effective tax rate, the impact from recently enacted health care legislation relating to the Medicare Part D program, and the absence of a $25 million tax benefit recorded in the same period of 2009. The recently enacted legislation eliminated the tax deductibility of certain retiree prescription drug benefits. The effective tax rate for the balance of the year is expected to be approximately 29%, before the impacts of any discrete events.

Net Income

	Quarter Ended March 31,
(in millions of dollars, except per share amounts)	2010	2009
Net income	$947	$799
Less: Noncontrolling interest in subsidiaries’ earnings	81	77

Net income attributable to common shareowners	$866	$722

Diluted earnings per share	$0.93	$0.78

The general weakness of the U.S. dollar against certain currencies, such as the Euro, throughout most of the first quarter of 2010 generated a positive foreign currency impact on our operational results in the quarter of $.06 per share. This year-over-year impact includes a net $.02 per share beneficial impact from both foreign currency translation and hedging at P&WC. In the first quarter of 2010, adverse foreign currency translation at P&WC was more than offset by the beneficial impact of hedging. At P&WC, the weakness of the U.S. dollar in the first quarter of 2010 generated an adverse foreign currency translation impact as the majority of P&WC’s revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. As a result of hedging programs currently in place, P&WC’s 2010 full year operating results will include a beneficial impact of foreign currency translation, net of hedging, of approximately $100 million. For additional discussion of hedging, refer to Note 8 to the Condensed Consolidated Financial Statements. Diluted earnings per share for the first quarter of 2010 were also favorably impacted by approximately $.02 per share as a result of the shares repurchased since April 1, 2009 under our share repurchase program.

Restructuring and Other Costs

During the first three months of 2010, we recorded pre-tax restructuring and other charges totaling $67 million for new and ongoing restructuring actions as follows:

(in millions of dollars)
Otis	$11
Carrier	18
UTC Fire & Security	10
Pratt & Whitney	26
Hamilton Sundstrand	2

Total	$67

The charges included $41 million in cost of sales, $25 million in selling, general and administrative expenses and $1 million in other income, net. As described below, these costs primarily relate to actions initiated during 2010 and 2009.

2010 Actions. During the first three months of 2010, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring and related charges totaling $49 million as follows: Otis $11 million, Carrier $8 million, UTC Fire & Security $9 million, Pratt & Whitney $19 million and Hamilton Sundstrand $2 million. The charges included $27 million in cost of sales and $22 million in selling, general and administrative expenses. Those costs included $42 million for severance and related employee termination costs and $7 million for facility exit and lease termination costs.

We expect the 2010 actions that were initiated in the first three months to result in net workforce reductions of approximately 1,400 hourly and salaried employees, the exiting of approximately 1.1 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2010, we have completed net workforce reductions of approximately 100 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011. Approximately 85% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first three months of 2010, we had cash outflows of approximately $7 million related to the 2010 actions. We expect to incur additional restructuring and related charges of $42 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $70 million annually.

2009 Actions. During the first three months of 2010, we recorded net pre-tax restructuring and other charges and reversals totaling $19 million for restructuring actions initiated in 2009. The 2009 actions relate to ongoing cost reduction efforts, including workforce reductions, the consolidation of field operations and the consolidation of repair and overhaul operations. We recorded the charges for the first three months of 2010 as follows: Carrier $10 million, UTC Fire & Security $1 million and Pratt & Whitney $8 million. The charges included $14 million in cost of sales, $4 million in selling, general and administrative expenses and $1 million in other income. Those costs included $9 million for severance and related employee termination costs, $3 million for asset write-downs and $7 million for facility exit and lease termination costs.

We expect the 2009 actions to result in net workforce reductions of approximately 14,700 hourly and salaried employees, the exiting of approximately 4.5 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2010, we have completed net workforce reductions of approximately 12,400 employees and exited 1.1 million net square feet of facilities. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011. Approximately 60% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first three months of 2010, we had cash outflows of approximately $79 million related to the 2009 actions. We expect to incur additional restructuring and related charges of $78 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $700 million annually.

On September 21, 2009, Pratt & Whitney announced plans to close a repair facility and an engine overhaul facility in Connecticut. For additional information concerning litigation related to Pratt & Whitney’s decision to close these two facilities, see Part II, Item 1, “Legal Proceedings” in this Form 10-Q for further discussion.

Additional 2010 Actions. We expect to initiate additional restructuring actions during the remainder of 2010. Including trailing costs from previously announced restructuring actions, we expect full year 2010 restructuring costs to total approximately $350 million, including the $67 million of charges incurred in the first three months of 2010. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2010 and 2009 are included in “Eliminations and other” below, which also includes certain small subsidiaries.

Results for the quarters ended March 31, 2010 and 2009 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions of dollars)	2010	2009	2010	2009	2010	2009
Otis	$2,732	$2,665	$596	$506	21.8%	19.0%
Carrier	2,440	2,487	139	22	5.7%	0.9%
UTC Fire & Security	1,419	1,286	123	93	8.7%	7.2%
Pratt & Whitney	2,892	3,180	436	436	15.1%	13.7%
Hamilton Sundstrand	1,341	1,381	221	192	16.5%	13.9%
Sikorsky	1,366	1,334	145	116	10.6%	8.7%

Total segments	12,190	12,333	1,660	1,365	13.6%	11.1%
Eliminations and other	(99)	(84)	(45)	(37)
General corporate expenses	—	—	(77)	(78)

Consolidated	$12,091	$12,249	$1,538	$1,250	12.7%	10.2%

First quarter 2010 and 2009 restructuring and other charges included in consolidated operating profit totaled $67 million and $163 million, respectively, as follows:

	Quarter Ended March 31,
(in millions of dollars)	2010	2009
Otis	$11	$22
Carrier	18	41
UTC Fire & Security	10	14
Pratt & Whitney	26	64
Hamilton Sundstrand	2	19
Eliminations and other	—	2
General corporate expenses	—	1

Total	$67	$163

The tables and segment discussions that follow address the factors that contributed to the year-over-year changes in revenues and operating profits:

Otis –

	Contribution to Total % Change
	Quarter Ended March 31, 2010
	Revenues	Operating Profit
Organic revenue / Operational operating profit	(4)%	10%
Foreign currency translation	6%	7%
Acquisitions and divestitures, net	1%	—
Restructuring and other costs	—	2%
Other	—	(1)%

Total % Change	3%	18%

Revenues increased $67 million (3%) in the first quarter of 2010 compared with the same period of 2009. The organic revenue decline in the first quarter of 2010 was due primarily to a decrease in new equipment sales as a strong rebound in China was more than offset by a continued decline in North America.

Operating profits increased $90 million (18%) in the first quarter of 2010 compared with the same period of 2009. Operational profit improvement (10%) was primarily due to continued strength in the contractual maintenance business and benefits from aggressive cost reduction initiatives over the past year.

Carrier –

	Contribution to Total % Change
	Quarter Ended March 31, 2010
	Revenues	Operating Profit
Organic revenue / Operational operating profit	2%	467%
Foreign currency translation	4%	41%
Acquisitions and divestitures, net	(7)%	59%
Restructuring and other costs	—	105%
Other	(1)%	(140)%

Total % Change	(2)%	532%

Revenues decreased $47 million (2%) in the first quarter of 2010 compared with the same period of 2009. The organic revenue increase was driven by improvements in the transport refrigeration and U.S. residential systems markets, continued strength in the China commercial HVAC market, and a strong summer cooling season in Brazil, partially offset by continued softness of commercial HVAC markets in Europe and North America. The 7% decrease in “Acquisitions and divestitures, net” in the first quarter of 2010 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months, including the transaction in the third quarter of 2009 with Watsco, Inc.

Operating profits increased $117 million (532%) in the first quarter of 2010 compared with the same period of 2009, driven by operational improvements in all businesses and lower restructuring costs. The operational profit improvement was largely driven by carry-over benefits of the aggressive cost reduction and organizational restructuring, strong volume and earnings conversion in parts of the business, and lower commodity costs. The increase contributed by “Acquisitions and divestitures, net” in the first quarter of 2010 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months. The decrease contributed by “Other” primarily reflects the year-over-year impact of net losses on divestiture related transactions.

UTC Fire & Security –

	Contribution to Total % Change
	Quarter Ended March 31, 2010
	Revenues	Operating Profit
Organic revenue / Operational operating profit	(8)%	(6)%
Foreign currency translation	8%	12%
Acquisitions and divestitures, net	10%	22%
Restructuring and other costs	—	4%

Total % Change	10%	32%

Revenues increased $133 million (10%) in the first quarter of 2010 compared with the same period of 2009. Organically, the contraction (8%) in the first quarter of 2010 was driven by declines in the fire safety (7%) and electronic security businesses (1%). Geographically, the Americas and Europe experienced weakness in the first quarter of 2010 as a result of poor economic conditions. The increase contributed by “Acquisitions and divestitures, net” in the first quarter of 2010 reflects the net year-over-year impact from acquisition and divestitures completed in the preceding twelve months, led by the acquisition in March 2010 of the GE Security business.

Operating profits increased $30 million (32%) in the first quarter of 2010 compared with the same period of 2009. The operational profit decline (6%) in the first quarter of 2010 reflects the impact of organic volume contraction, partially offset by the benefits of integration of field operations, restructuring actions taken, and cost controls. The increase contributed by “Acquisitions and divestitures, net” in the first quarter of 2010 primarily reflects the acquisition in March 2010 of the GE Security business.

Pratt & Whitney –

	Contribution to Total % Change
	Quarter Ended March 31, 2010
	Revenues	Operating Profit
Organic revenue */ Operational operating profit *	(12)%	(13)%
Foreign currency (including P&WC net hedging) *	3%	4%
Restructuring and other costs	—	9%

Total % Change	(9)%	—

*	As discussed further in the “Business Overview” and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, for Pratt & Whitney only, the transactional impact of foreign exchange hedging at P&WC has been netted against the translational foreign exchange impact for presentation purposes in the above table. For all other segments, these foreign exchange transactional impacts are included within the organic revenue/operational operating profit caption in their respective tables. Due to its significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

Revenues decreased $288 million (9%) in the first quarter of 2010 compared with the same period of 2009. The decrease in organic revenues is primarily attributable to declines at P&WC (8%) and Pratt & Whitney Power Systems (2%) as a result of decreased engine volumes, and lower commercial spares and aftermarket volume (2%). The impact from foreign currency (3%) reflects the beneficial transactional impact of foreign exchange hedging at P&WC.

Operating profits in the first quarter of 2010 remained flat as compared with the same period of 2009. The operational profit decline (13%) was primarily driven by lower volume at P&WC (10%), and a decrease in operating profits in the large commercial engine business (7%) primarily associated with lower aftermarket volumes, partially offset by the favorable impact of lower year-over-year research and development costs (3%).

Hamilton Sundstrand –

	Contribution to Total % Change
	Quarter Ended March 31, 2010
	Revenues	Operating Profit
Organic revenue / Operational operating profit	(5)%	4%
Foreign currency translation	1%	2%
Restructuring and other costs	—	9%
Other	1%	—

Total % Change	(3)%	15%

Revenues decreased $40 million (3%) in the first quarter of 2010 compared with the same period of 2009. The organic revenue contraction reflects volume decline in both the aerospace (4%) and industrial businesses (1%). The decrease within aerospace was due to a decline in OEM (5%), net of an increase in aftermarket of 1%.

Operating profits increased $29 million (15%) in the first quarter of 2010 compared with the same period of 2009. The increase in operational profit reflects an increase in the industrial businesses (7%), primarily reflecting benefits from restructuring actions taken and cost curtailment initiatives, partially offset by a decrease in the aerospace businesses (3%). Within aerospace, an OEM decline (9%) was partially offset by lower year-over-year research and development costs (4%) and an increase in aerospace aftermarket (2%).

Sikorsky –

	Contribution to Total % Change
	Quarter Ended March 31, 2010
	Revenues	Operating Profit
Organic revenue / Operational operating profit	2%	3%
Foreign currency translation	—	1%
Other	—	21%

Total % Change	2%	25%

Revenues increased $32 million (2%) in the first quarter of 2010 compared with the same period of 2009. Organic revenues largely reflect an increase in military revenues (5%), driven by higher volume military aircraft shipments, mostly offset by a decline in commercial aircraft revenues (4%), as a result of commercial market weakness. The remainder of the increase reflects increases in aftermarket support.

Operating profits increased $29 million (25%) in the first quarter of 2010 as compared with the same period of 2009. The operational profit improvement was primarily attributable to increased aircraft deliveries and favorable aircraft mix within the military and foreign military markets (combined 11%), offset by reduced operational profit within commercial operations (11%) primarily due to commercial market weakness. The remainder of the operational profit improvement is primarily comprised of increased profitability within aftermarket operations and customer funded development programs, partially offset by increased research and development costs. The 21% increase contributed by “Other” primarily reflects the absence of prior year costs associated with a union contract ratified in the first quarter of 2009.

LIQUIDITY AND FINANCIAL CONDITION

(in millions of dollars)	March 31, 2010	December 31, 2009	March 31, 2009
Cash and cash equivalents	$4,788	$4,449	$3,272
Total debt	11,952	9,744	10,827
Net debt (total debt less cash and cash equivalents)	7,164	5,295	7,555
Total equity[1]	20,924	20,999	16,561
Total capitalization (debt plus equity)[1]	32,876	30,743	27,388
Net capitalization (debt plus equity less cash and cash equivalents)[1]	28,088	26,294	24,116
Debt to total capitalization[1]	36%	32%	40%
Net debt to net capitalization[1]	26%	20%	31%

Note 1

During 2009, we adopted the FASB Accounting Standards Update (ASU) for redeemable equity instruments, applicable for all noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests). The standards require redeemable noncontrolling interests to be reported in the mezzanine section of the balance sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. As a result of this adoption, we have retroactively reclassified “redeemable noncontrolling interests” in the mezzanine section of the balance sheet and have increased them to redemption value, where required, resulting in a $225 million reclassification from total equity in the March 31, 2009 balance sheet. Additional discussion of the accounting for redeemable noncontrolling interests is included in Note 9 to the Condensed Consolidated Financial Statements.

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

Distress in the financial markets over the last several years has had an adverse impact on financial markets including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business, are closely monitoring the impact on our customers and suppliers, and have determined that while there has been some impact to working capital, overall there has not been a significant effect on our financial position, results of operations or liquidity during the first quarter of 2010. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. Due to the substantial improvement in equity markets during the course of 2009, our domestic pension funds experienced a positive return on assets of approximately 21% in 2009. During the first quarter of 2010, our domestic pension funds continued to experience a positive return on assets, although not as significant as those experienced for the full year of 2009. As a result of the positive returns, as well as additional funding during 2009 and a change to the final average earnings formula, pension expense in 2010 is expected to be slightly lower than 2009 levels.

Approximately 88% of our domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of our domestic pension plans (12%) is invested in less-liquid but market-valued investments, including real estate and private equity.

As discussed further below, our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates, including our $2.25 billion of long-term debt issuances in February 2010. We used the net proceeds from our February 2010 issuances primarily to partially fund the acquisition of the GE Security business and to repay commercial paper borrowings.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our current credit standing. Our creditworthiness is evaluated regularly by nationally recognized credit ratings agencies, who affirmed publicly in 2010 the following ratings for our short-term and long-term debt:

	Short-term debt	Long-term debt
Standard and Poor’s	A-1	A
Moody’s Investors Service	P-1	A2
Fitch Ratings	F1	A+

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

On occasion, we are required to maintain cash deposits with certain banks in respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2009, $309 million of restricted cash was reported in current assets in the Condensed Consolidated Balance Sheet. Restricted cash as of March 31, 2010 was not significant.

Cash Flow - Operating Activities

	Three Months Ended March 31,
(in millions of dollars)	2010	2009
Net cash flows provided by operating activities	$1,154	$485

The increase in cash generated from operating activities in the first three months of 2010 as compared with the same period in 2009 is due largely to the increase in net income attributable to common shareowners as a result of higher volumes and to the change in working capital. During the first three months of 2010 the change in working capital resulted in a cash outflow of $194 million compared to a cash outflow of $718 million during the first three months of 2009, a year-over-year improvement of $524 million. While overall revenues declined 1%, accounts receivable increased approximately $145 million during the first three months of 2010 due to the timing of revenues within the quarter and to the recognition of unbilled receivables under certain contract accounting activity. An increase of approximately $510 million in inventories in the first quarter 2010 reflects the seasonable build at Carrier and the high volume levels at Sikorsky. These uses of cash were substantially offset by a growth in accounts payable and accrued liabilities of approximately $520 million associated largely with increased activity undertaken in advance of expected volume increases.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. We expect to make total contributions of $600 million to our global pension plans during 2010, including approximately $400 million to our domestic plans. Expected contributions to our global pension plans in 2010 will meet or exceed the current funding requirements.

Cash Flow - Investing Activities

	Three Months Ended March 31,
(in millions of dollars)	2010	2009
Net cash flows used in investing activities	$(2,124)	$(221)

The increase in the net use of cash flows year-over-year in investing activities is largely a result of an increase in acquisitions activity in the first three months of 2010 as compared to the first three months of 2009. Investments in businesses in the first quarter of 2010 primarily reflect the acquisition of the GE Security business for approximately $1.8 billion and the acquisition of a 49.5% equity stake in Clipper for approximately $270 million. We expect total investments in businesses in 2010 to approximate $3 billion, including acquisitions completed during the first quarter of 2010; however, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. Capital expenditures declined year-over-year as most of the businesses curtailed such expenditures in line with the volume reductions as a result of the challenging economic climate.

Customer financing activities was a net use of cash of $50 million for the first three months of 2010, compared to a net use of cash of $15 million for the same period in 2009. While we expect that 2010 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $945 million and $909 million related to commercial aircraft at March 31, 2010 and December 31, 2009, respectively, of which as much as $134 million may be required to be disbursed during 2010.

Cash Flow - Financing Activities

	Three Months Ended March 31,
(in millions of dollars)	2010	2009
Net cash flows provided by (used in) financing activities	$1,318	$(1,209)

The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. In February 2010, we issued $2.25 billion of long-term debt. We used the net proceeds from these issuances primarily to partially fund the acquisition of the GE Security business and to repay commercial paper borrowings. We had no commercial paper outstanding at March 31, 2010.

At March 31, 2010, we had two committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion. One credit commitment is a $1.5 billion revolving credit agreement. As of March 31, 2010, there were no borrowings under this revolving credit agreement, which expires in October 2011. We also have a $1.0 billion multicurrency revolving credit agreement that is available for general funding purposes, including acquisitions. As of March 31, 2010, there were no borrowings under this revolving credit agreement, which expires in November 2011. The undrawn portions of both the $1.5 billion revolving credit agreement and $1.0 billion multicurrency revolving credit agreement are also available to serve as backup facilities for the issuance of commercial paper.

We repurchased $500 million of our common stock in the first three months of 2010, under a 60 million share repurchase program. On March 10, 2010, the Board of Directors authorized a new 60 million common share repurchase program that replaced the previous program, approved in June 2008, which was nearing completion. Share repurchases in the first three months of 2010 represent approximately 7.2 million shares, which includes 4.9 million shares repurchased under the previous program and 2.3 million shares repurchased under the new program. At March 31, 2010, approximately 57.7 million shares remain available for repurchase under the new share repurchase program. We expect total share repurchases in 2010 to be approximately $1.5 billion. However, total repurchases may vary depending upon various factors including the level of other investing activities. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs.

We paid dividends of $0.425 per share in the first quarter of 2010 totaling $373 million. On April 14, 2010, the Board of Directors declared a dividend of $0.425 per share payable June 10, 2010.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At March 31, 2010, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as disclosed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2010. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2009 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO), and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO, and our Controller have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	future revenues, earnings, cash flow, uses of cash and other measures of financial performance;

•	the effect of economic conditions in the United States and globally, including the financial condition of our customers and suppliers;

•	new business opportunities;

•	restructuring costs and savings;

•	the scope, nature or impact of acquisition and divestiture activity including integration of acquired businesses into our existing businesses;

•	the development, production and support of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements;

•	the outcome of contingencies;

•	future repurchases of common stock;

•	future levels of indebtedness and capital spending;

•	future availability of and access to credit markets;

•	pension plan assumptions and future contributions; and

•	the effect of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Quarterly Report on Form 10-Q includes important information as to these factors that may cause actual results to vary materially from those stated in the forward-looking statements. See the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical

Accounting Estimates,” “Results of Continuing Operations,” and “Liquidity and Financial Condition” and the section titled “Risk Factors.” Our 2009 Annual Report also includes important information as to these risk factors in the “Business” section under the headings “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Risk Factors” and “Legal Proceedings” sections. Additional important information as to these factors is included in our 2009 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On September 21, 2009, Pratt & Whitney announced plans to close its Connecticut Airfoil Repair Operations facility in East Hartford, Connecticut by the second quarter of 2010 and its engine overhaul facility in Cheshire, Connecticut by early 2011. On September 22, 2009, the International Association of Machinists (IAM) filed a lawsuit in the U.S. District Court for the District of Connecticut in Hartford, Connecticut alleging that Pratt & Whitney’s decision to close these facilities and transfer certain work to facilities outside Connecticut breached the terms of its collective bargaining agreement with the IAM and seeking to enjoin Pratt & Whitney from moving the work for the duration of the current collective bargaining agreement, which expires on December 5, 2010. Pratt & Whitney believes that it has fully complied with the collective bargaining agreement and that the IAM’s contentions are without merit. On February 5, 2010, following a trial on the merits, the court issued a declaratory judgment that Pratt & Whitney had breached its obligations under the collective bargaining agreement and permanently enjoined Pratt & Whitney from closing the facilities and transferring the work described in the challenged plans for the duration of the current collective bargaining agreement. On February 24, 2010, Pratt & Whitney filed an appeal with the U.S. Court of Appeals for the Second Circuit. The Court granted Pratt & Whitney’s motion for expedited review in March 2010 and Pratt & Whitney anticipates a decision later this year. Pratt & Whitney recorded $53 million of restructuring costs in 2009 and $3 million of restructuring costs in 2010 associated with these planned closures. We do not believe that resolution of this matter will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2009 Form 10-K.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in the “Business” section under the headings “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in our 2009 Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2009 Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Our Global Growth is Subject to a Number of Economic Risks

As widely reported, the global economic turmoil that began in 2008 continued throughout 2009 and into 2010, including widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme financial and economic conditions that include severely restricted credit and declines in real estate values. In recent months, certain indices and economic data have begun to show first signs of improvement and stabilization in the macroeconomic environment. However, there can be no assurance that these improvements will be broad-based and sustainable, or that they will affect markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our revenues, results of operations, financial condition and ability to access capital. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airline customers and business jet operators, and government procurement. Strengthening of the rate of exchange for the U.S. dollar against certain major currencies such as the Euro, the Canadian dollar and other currencies also adversely affects our results. We are unable to predict the likely duration and severity of disruption in financial markets and adverse economic conditions in the U.S. and other countries.

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

The results of our commercial and military aerospace businesses, which generated approximately 42% of our consolidated revenues in 2009, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. While there have been recent positive signs in these industries, airlines have also experienced significant disruptions related to the recent volcanic ash cloud in Europe. The challenging operating environment currently faced by commercial airlines is expected to continue. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace revenues and losses under existing contracts. In addition, capital spending and demand for aircraft engine and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions, pandemic health issues or major natural disasters could dramatically reduce both the demand for air travel and aftermarket sales and margins in our aerospace businesses. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2010, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. The space industry is also impacted by changing U.S. government budget priorities, the phase-out of existing programs, and other similar factors. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

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

The majority of sales in the aerospace businesses are transacted in U.S. dollars, consistent with established industry practice, while the majority of costs at locations outside the United States are incurred in the applicable local currency (principally the Euro and the Canadian dollar). For operating units with U.S. dollar sales and local currency costs, there is a foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. dollar revenues. See Note 1 and Note 13 to the Consolidated Financial Statements in our 2009 Annual Report and Note 8 to the Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of our hedging strategies.

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

We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses from, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures

        We seek to grow through strategic acquisitions. In the past several years, we have made various acquisitions and entered into joint venture arrangements intended to complement and expand our businesses, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, the recent effectiveness of revisions to accounting for business combinations, which, among other things, require companies to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following a transaction. Lower performance by divested businesses could affect our future financial results.

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

We Are Subject to Litigation, Tax, Environmental and Other Legal Compliance Risks That Could Adversely Affect Our Operating Results

We are subject to a variety of litigation, tax and legal compliance risks. These risks include, among other things, litigation concerning product liability matters, personal injuries, intellectual property rights, government contracts, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such litigation. If convicted or found liable, we could be subject to fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws and regulations could result in higher expenses and payments, and uncertainty relating to laws and regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental laws and regulations could lead to new or additional investment in product designs and could increase environmental compliance expenditures. In the area of tax, changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty.

For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in our 2009 Form 10-K, as updated from time to time in subsequent filings, including this Form 10-Q. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50% likelihood that the tax benefit will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in an adverse effect on our results of operations in the period in which such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2010	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
January 1 - January 31	278	$67.86	275	9,107
February 1 - February 28	2,977	67.03	2,977	6,130
March 1 - March 31	3,926	71.77	3,926	57,736	*

Total	7,181	$69.66	7,178

*	4,468 shares that could still have been purchased under the old program became unavailable as of March 10, 2010 with the authorization of the new program. The 57,736 shares currently available are all under the new program.

On March 10, 2010, the Board of Directors authorized the repurchase of up to 60 million shares of our common stock. This new authorization replaces a previous program, approved in June 2008, which was nearing completion. Under this program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 3,000 shares were reacquired in transactions outside the program during the quarter.

Item 4.	(Removed and Reserved)

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20100331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20100331.xsd)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20100331_pre.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20100331_lab.xml)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20100331_cal.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended March 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheet at March 31, 2010 and December 31, 2009, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

Dated: April 26, 2010	by:	/S/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated: April 26, 2010	by:	/S/ MARGARET M. SMYTH
Margaret M. Smyth
Vice President, Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20100331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20100331.xsd)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20100331_pre.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20100331_lab.xml)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20100331_cal.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended March 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheet at March 31, 2010 and December 31, 2009, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.