Form 10-Q
period 2010-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2010-07-26
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At June 30, 2010 there were 929,069,716 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2010

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,
(in millions, except per share amounts)	2010	2009
Revenues:
Product sales	$9,967	$9,327
Service sales	3,835	3,733
Other income, net	88	136

	13,890	13,196

Costs and Expenses:
Cost of products sold	7,466	7,111
Cost of services sold	2,549	2,490
Research and development	459	384
Selling, general and administrative	1,491	1,574

Operating profit	1,925	1,637
Interest expense	192	177

Income before income taxes	1,733	1,460
Income tax expense	521	394

Net income	1,212	1,066
Less: Noncontrolling interest in subsidiaries’ earnings	102	90

Net income attributable to common shareowners	$1,110	$976

Earnings Per Share of Common Stock:
Basic	$1.22	$1.06
Diluted	$1.20	$1.05

Dividends Per Share of Common Stock	$.43	$.39

Weighted average number of shares outstanding:
Basic shares	910	919
Diluted shares	925	929

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
(in millions, except per share amounts)	2010	2009
Revenues:
Product sales	$18,352	$17,989
Service sales	7,490	7,270
Other income, net	139	186

	25,981	25,445

Costs and Expenses:
Cost of products sold	13,825	13,867
Cost of services sold	4,922	4,841
Research and development	856	793
Selling, general and administrative	2,915	3,057

Operating profit	3,463	2,887
Interest expense	378	352

Income before income taxes	3,085	2,535
Income tax expense	926	670

Net income	2,159	1,865
Less: Noncontrolling interest in subsidiaries’ earnings	183	167

Net income attributable to common shareowners	$1,976	$1,698

Earnings Per Share of Common Stock:
Basic	$2.17	$1.85
Diluted	$2.13	$1.83

Dividends Per Share of Common Stock	$.85	$.77

Weighted average number of shares outstanding:
Basic shares	912	919
Diluted shares	927	927

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
(in millions)	2010	2009
Assets
Cash and cash equivalents	$4,997	$4,449
Accounts receivable, net	8,881	8,469
Inventories and contracts in progress, net	8,083	7,509
Future income tax benefits, current	1,624	1,689
Other assets, current	816	1,078

Total Current Assets	24,401	23,194

Customer financing assets	1,103	1,047
Future income tax benefits	2,037	2,102
Fixed assets	15,519	15,677
Less: Accumulated depreciation	(9,429)	(9,313)

Fixed assets, net	6,090	6,364

Goodwill	16,914	16,298
Intangible assets, net	3,899	3,538
Other assets	3,899	3,219

Total Assets	$58,343	$55,762

Liabilities and Equity
Short-term borrowings	$1,422	$254
Accounts payable	5,057	4,634
Accrued liabilities	11,679	11,792
Long-term debt currently due	604	1,233

Total Current Liabilities	18,762	17,913

Long-term debt	10,039	8,257
Future pension and postretirement benefit obligations	3,996	4,150
Other long-term liabilities	4,320	4,054

Total Liabilities	37,117	34,374

Redeemable noncontrolling interest	311	389
Shareowners’ Equity:
Common Stock	12,205	11,746
Treasury Stock	(16,431)	(15,408)
Retained earnings	28,569	27,396
Unearned ESOP shares	(172)	(181)
Accumulated other comprehensive loss	(4,238)	(3,487)

Total Shareowners’ Equity	19,933	20,066
Noncontrolling interest	982	933

Total Equity	20,915	20,999

Total Liabilities and Equity	$58,343	$55,762

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in millions)	2010	2009
Operating Activities:
Net income attributable to common shareowners	$1,976	$1,698
Noncontrolling interest in subsidiaries’ earnings	183	167

Net income	2,159	1,865
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	666	609
Deferred income tax (benefit) provision	(128)	23
Stock compensation cost	88	78
Change in:
Accounts receivable	(552)	821
Inventories and contracts in progress	(653)	(320)
Other current assets	(26)	(75)
Accounts payable and accrued liabilities	834	(622)
Global pension contributions*	(261)	(451)
Other operating activities, net	427	97

Net cash flows provided by operating activities	2,554	2,025

Investing Activities:
Capital expenditures	(302)	(340)
Investments in businesses	(2,368)	(197)
Dispositions of businesses	132	44
Increase in customer financing assets, net	(28)	(38)
Other investing activities, net	207	4

Net cash flows used in investing activities	(2,359)	(527)

Financing Activities:
Issuance (repayment) of long-term debt, net	1,106	(876)
Increase in short-term borrowings, net	1,174	248
Common Stock issued under employee stock plans	162	101
Dividends paid on Common Stock	(744)	(679)
Repurchase of Common Stock	(1,150)	(350)
Other financing activities, net	(143)	(229)

Net cash flows provided by (used in) financing activities	405	(1,785)

Effect of foreign exchange rate changes on cash and cash equivalents	(52)	(24)

Net increase (decrease) in cash and cash equivalents	548	(311)

Cash and cash equivalents, beginning of year	4,449	4,327

Cash and cash equivalents, end of period	$4,997	$4,016

*	Non-cash activities include contributions of UTC common stock of $250 million to domestic defined benefit pension plans in the second quarter of 2010. There were no contributions of UTC common stock in 2009.

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at June 30, 2010 and for the quarters and six months ended June 30, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2009 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2009 (2009 Form 10-K).

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions. During the first six months of 2010, our investment in business acquisitions was approximately $2.4 billion, including debt assumed of $32 million, principally reflecting the acquisitions of the General Electric (GE) Security business, and an equity stake in Clipper Windpower Plc (Clipper). On March 1, 2010, we completed the acquisition of the GE Security business for approximately $1.8 billion, including debt assumed of $32 million. The GE Security business supplies security and fire safety technologies for commercial and residential applications through a broad product portfolio that includes fire detection and life safety systems, intrusion alarms, and video surveillance and access control systems. This business is being integrated into our UTC Fire & Security segment during the course of 2010, and will enhance UTC Fire & Security’s geographic diversity with the strong North American presence and increased product and technology offerings of GE Security. In connection with the acquisition of GE Security, we recorded $1.1 billion of goodwill and approximately $600 million of identifiable intangible assets.

In January 2010, we completed the acquisition of a 49.5% equity stake in Clipper, a California-based wind turbine manufacturer that trades on the AIM London Stock Exchange. This investment is intended to expand our power generation portfolio and allow us to enter the wind power market by leveraging our expertise in blade technology, turbines and gearbox design. The total cost was £166 million (approximately $270 million) for the purchase of 84.3 million newly issued shares and 21.8 million shares from existing shareowners. We have accounted for this investment under the equity method of accounting. Subsequent to the initial purchase, we increased our investment to 49.9%. Pursuant to our agreement with Clipper, we are prohibited from acquiring additional shares of Clipper within two years of the closing date that would result in an equity stake in excess of 49.9% without the prior approval of Clipper.

During the quarter ended June 30, 2010, we recorded approximately $86 million of asset impairment charges, for assets that have met the held-for-sale criteria, related primarily to the expected disposition of businesses within both Carrier and Hamilton Sundstrand. These asset impairment charges are recorded within Cost of products sold on our Condensed Consolidated Statement of Operations. The asset impairment charges include a $58 million charge related to the expected disposition of a business associated with Carrier’s ongoing portfolio transformation to a higher returns business and a $28 million charge at Hamilton Sundstrand related primarily to the expected disposition of an aerospace business as part of Hamilton Sundstrand’s efforts to implement low cost sourcing initiatives.

Goodwill. Changes in our goodwill balances for the first six months of 2010 were as follows:

(in millions)	Balance as of January 1, 2010	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of June 30, 2010
Otis	$1,382	$86	$(69)	$1,399
Carrier	3,252	11	(111)	3,152
UTC Fire & Security	5,641	1,111	(323)	6,429
Pratt & Whitney	1,237	—	(22)	1,215
Hamilton Sundstrand	4,496	1	(62)	4,435
Sikorsky	250	—	(6)	244

Total Segments	16,258	1,209	(593)	16,874
Eliminations and other	40	—	—	40

Total	$16,298	$1,209	$(593)	$16,914

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2010		December 31, 2009
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$1,801	$(833)	$1,814	$(833)
Patents and trademarks	419	(127)	369	(120)
Other, principally customer relationships	3,003	(1,058)	2,624	(1,047)

	5,223	(2,018)	4,807	(2,000)

Unamortized:
Trademarks and other	694	—	731	—

Total	$5,917	$(2,018)	$5,538	$(2,000)

Amortization of intangible assets for the quarter and six months ended June 30, 2010 was $90 million and $179 million, respectively, compared with $85 million and $171 million for the same periods of 2009. Amortization of these intangible assets for 2010 through 2014 is expected to approximate $300 million per year.

Note 2: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2010	2009	2010	2009
Net income attributable to common shareowners	$1,110	$976	$1,976	$1,698

Basic weighted average number of shares outstanding	910	919	912	919
Stock awards	15	10	15	8

Diluted weighted average number of shares outstanding	925	929	927	927

Earnings Per Share of Common Stock:
Basic	$1.22	$1.06	$2.17	$1.85
Diluted	$1.20	$1.05	$2.13	$1.83

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be antidilutive. The number of stock awards excluded from the computation was 12.7 million for the quarter and six months ended June 30, 2010. For the quarter and six months ended June 30, 2009, the number of stock awards excluded from the computation was 37.5 million and 38.8 million, respectively.

Note 3: Inventories and Contracts in Progress

(in millions)	June 30, 2010	December 31, 2009
Raw materials	$1,281	$1,281
Work-in-process	3,465	3,097
Finished goods	3,077	2,889
Contracts in progress	6,309	6,479

	14,132	13,746
Less:
Progress payments, secured by lien, on U.S. Government contracts	(282)	(264)
Billings on contracts in progress	(5,767)	(5,973)

	$8,083	$7,509

As of June 30, 2010 and December 31, 2009, the above inventory balances include capitalized contract development costs of $833 million and $862 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventory principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Note 4: Borrowings and Lines of Credit

(in millions)	June 30, 2010	December 31, 2009
Commercial paper	$1,225	$—
Other borrowings	197	254

Total short-term borrowings	$1,422	$254

At June 30, 2010, we had committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion under a $1.5 billion revolving credit agreement and a $1.0 billion multicurrency revolving credit agreement, both of which are available for general funding purposes, including acquisitions. As of June 30, 2010, there were no borrowings under either of these revolving credit agreements, which expire in October 2011 and November 2011, respectively. The undrawn portions under both of these agreements are also available to serve as backup facilities for the issuance of commercial paper. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

Long-term debt consists of the following:

(in millions)	June 30, 2010	December 31, 2009
4.375% notes due 2010*	$—	$600
7.125% notes due 2010*	—	500
6.350% notes due 2011*	500	500
6.100% notes due 2012*	500	500
4.875% notes due 2015*	1,200	1,200
5.375% notes due 2017*	1,000	1,000
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	—
8.750% notes due 2021	250	250
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	—
Project financing obligations	127	158
Other (including capitalized leases)	144	110

Total long-term debt	10,643	9,490
Less current portion	(604)	(1,233)

Long-term debt, net of current portion	$10,039	$8,257

*	We may redeem some or all of these series of notes at any time at a redemption price in U.S. dollars equal to the greater of 100% of the principal amount outstanding of the applicable series of notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the applicable series of notes to be redeemed. The discounts applied on such redemptions are based on a semiannual calculation at an adjusted treasury rate plus 10-50 basis points. The redemption price will also include interest accrued to the date of redemption on the principal balance of the notes being redeemed.

In February 2010, we issued two series of fixed rate notes that pay interest semiannually, in arrears, on April 15 and October 15 of each year beginning October 15, 2010. The $1.25 billion principal amount of fixed rate notes bears interest at a rate equal to 4.500% per year and matures on April 15, 2020. The $1.0 billion principal amount of fixed rate notes bears interest at a rate equal to 5.700% per year and matures on April 15, 2040. The proceeds from these notes were used primarily to partially fund the acquisition of the GE Security business, and to repay commercial paper borrowings.

In May 2010, we repaid the entire $600 million outstanding principal amount of our 4.375% notes at maturity. In June 2010, we redeemed the entire $500 million outstanding principal amount of our 7.125% notes that were due November 15, 2010.

We have an existing universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Note 5: Income Taxes

We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Belgium, Canada, China, France, Germany, Hong Kong, Italy, Japan, South Korea, Singapore, Spain, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1998.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized. Interest accrued in relation to unrecognized tax benefits is recognized in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $40 million to a net decrease of $130 million resulting from additional worldwide uncertain tax positions, from the re-evaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is €198 million (approximately $243 million) of tax benefits that we have claimed related to a 1998 German reorganization. These tax benefits are currently being reviewed by the German Tax Office in the course of an audit of tax years 1999 to 2000. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. In May 2010, the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.

In 2009 the Internal Revenue Service (IRS) Examination Division completed its review of tax years 2004 and 2005 and certain proposed tax adjustments with which the Company did not agree were transferred to the IRS Appeals Division for resolution discussions. The Company expects these resolution discussions to be ongoing into 2011. In 2009, the IRS Examination Division also commenced review activity of tax years 2006, 2007 and 2008, which is expected to continue through 2011.

The effective tax rate for the quarter ended June 30, 2010 has increased as compared to the same period of 2009 as a result of an overall increase in the forecasted effective tax rate, the net tax effects of asset impairment charges in 2010 and the absence of a non-taxable gain recorded in the same period of 2009. The effective tax rate for the six months ended June 30, 2010 increased as compared to the same period of 2009 as a result of an overall increase to the forecasted effective tax rate, the impact from health care legislation related to the Medicare Part D program in the first quarter of 2010, and the absence of a $25 million tax benefit and non-taxable gain recorded in 2009.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to these plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Defined Benefit Plans	$469	$428	$511	$451

Defined Contribution Plans	$46	$48	$96	$101

In the first six months of 2010, we made contributions of $451 million to our domestic defined benefit pension plans, almost entirely in the second quarter, including a $250 million contribution of UTC common stock. In the first six months of 2009, we made contributions of $401 million to our domestic defined benefit pension plans, all of which was contributed in the second quarter of 2009. There were no contributions of UTC common stock to our domestic defined benefit pension plans in the first six months of 2009.

The following tables illustrate the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(in millions)	2010	2009	2010	2009
Service cost	$99	$108	$—	$1
Interest cost	320	319	12	13
Expected return on plan assets	(428)	(403)	—	—
Amortization	(4)	14	—	(1)
Recognized actuarial net loss	71	56	(1)	(1)
Net settlement and curtailment loss	11	4	—	—

Total net periodic benefit cost	$69	$98	$11	$12

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Service cost	$198	$214	$1	$2
Interest cost	642	635	23	25
Expected return on plan assets	(859)	(802)	—	—
Amortization	(8)	28	(1)	(2)
Recognized actuarial net loss	142	112	(1)	(2)
Net settlement and curtailment loss	17	17	—	—

Total net periodic benefit cost	$132	$204	$22	$23

Note 7: Restructuring and Other Costs

During the first six months of 2010, we recorded net pre-tax restructuring and other costs in our business segments totaling $152 million for new and ongoing restructuring actions as follows:

(in millions)
Otis	$28
Carrier	33
UTC Fire & Security	29
Pratt & Whitney	35
Hamilton Sundstrand	9
Sikorsky	7
Eliminations and other	11

Total	$152

The net costs included $91 million recorded in cost of sales, $60 million in selling, general and administrative expenses and $1 million in other income, net. As described below, these costs primarily relate to actions initiated during 2010 and 2009.

2010 Actions. During the first six months of 2010, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and consolidation of field operations. We recorded net pre-tax restructuring and other costs totaling $121 million, including $68 million in cost of sales and $53 million in selling, general and administrative expenses.

We expect the actions initiated in the first six months of 2010 to result in net workforce reductions of approximately 2,400 hourly and salaried employees, the exiting of approximately 2.8 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2010, we have completed net workforce reductions of approximately 900 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011. No specific plans for significant other actions have been finalized at this time.

The following table summarizes the accrual balances and utilization by cost type for the 2010 restructuring actions:

(in millions)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2010	$37	$—	$6	$43
Net pre-tax restructuring costs	58	12	2	72
Utilization	(24)	(12)	(4)	(40)

Balance at June 30, 2010	$71	$—	$4	$75

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by type:

(in millions)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$116	$12	$48	$176
Costs incurred - quarter ended March 31, 2010	(42)	—	(7)	(49)
Costs incurred - quarter ended June 30, 2010	(58)	(12)	(2)	(72)

Balance at June 30, 2010	$16	$—	$39	$55

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by segment:

(in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2010	Costs Incurred Quarter Ended June 30, 2010	Remaining Costs at June 30, 2010
Otis	$30	$(11)	$(15)	$4
Carrier	49	(8)	(17)	24
UTC Fire & Security	37	(9)	(13)	15
Pratt & Whitney	30	(19)	(4)	7
Hamilton Sundstrand	9	(2)	(5)	2
Sikorsky	10	—	(7)	3
Eliminations and other	11	—	(11)	—

Total	$176	$(49)	$(72)	$55

2009 Actions. During the first six months of 2010, we recorded net pre-tax restructuring and other costs and reversals totaling $35 million for restructuring actions initiated in 2009, including $23 million in cost of sales, $11 million in selling, general and administrative expenses and $1 million in other income, net. The 2009 actions relate to ongoing cost reduction efforts, including workforce reductions, the consolidation of field operations and the consolidation of repair and overhaul operations.

As of June 30, 2010, we have completed net workforce reductions of approximately 12,800 employees of an expected 14,500 employees, and have exited 1.1 million net square feet of facilities of an expected 4.6 million net square feet. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011.

As previously disclosed, in September 2009, Pratt & Whitney announced plans to close a Connecticut repair facility by the second quarter of 2010 and a Connecticut engine overhaul facility by early 2011. The International Association of Machinists (IAM) subsequently filed a lawsuit in U.S. District Court alleging that Pratt & Whitney’s decision to close these facilities and transfer certain work to other facilities breached the terms of its collective bargaining agreement with the IAM and seeking to enjoin Pratt & Whitney from moving the work for the duration of the collective bargaining agreement. In February 2010, the District Court issued a judgment enjoining Pratt & Whitney from closing the facilities and transferring the work for the duration of the current collective bargaining agreement, which expires on December 5, 2010. Pratt & Whitney subsequently appealed the decision. On July 8, 2010, the Second Circuit Court of Appeals upheld the District Court’s decision. Pratt & Whitney is reviewing this decision and considering its impact on Pratt & Whitney’s operations. Pratt & Whitney recorded $53 million of restructuring costs in 2009 and $5 million of restructuring costs in 2010 associated with these planned closures. We do not believe that resolution of this matter will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

The following table summarizes the accrual balances and utilization by cost type for the 2009 restructuring actions:

(in millions)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at March 31, 2010	$228	$—	$16	$244
Net pre-tax restructuring costs	—	2	14	16
Utilization	(46)	(2)	(9)	(57)

Balance at June 30, 2010	$182	$—	$21	$203

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by type:

(in millions)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$713	$74	$113	$900
Costs incurred through December 31, 2009	(680)	(69)	(53)	(802)
Costs incurred - quarter ended March 31, 2010	(9)	(3)	(7)	(19)
Costs incurred - quarter ended June 30, 2010	—	(2)	(14)	(16)

Remaining costs at June 30, 2010	$24	$—	$39	$63

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by segment:

(in millions)	Expected Costs	Costs Incurred through December 31, 2009	Costs Incurred Quarter Ended March 31, 2010	Costs Incurred Quarter Ended June 30, 2010	Remaining Costs at June 30, 2010
Otis	$162	$(157)	$—	$(2)	$3
Carrier	235	(205)	(10)	(1)	19
UTC Fire & Security	116	(103)	(1)	(6)	6
Pratt & Whitney	211	(174)	(8)	(5)	24
Hamilton Sundstrand	103	(90)	—	(2)	11
Sikorsky	7	(7)	—	—	—
Eliminations and other	63	(63)	—	—	—
General corporate expenses	3	(3)	—	—	—

Total	$900	$(802)	$(19)	$(16)	$63

2008 Actions. As of June 30, 2010, we have approximately $28 million of accrual balances remaining related to 2008 actions.

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

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $8.8 billion and $9.0 billion at June 30, 2010 and December 31, 2009, respectively.

Commodity Forward Contracts. We enter into commodity forward contracts to reduce the risk of fluctuations in the price we pay for certain commodities (e.g., nickel) which are used directly in the production of our products, or are components of the products we procure to use in the production of our products. These hedges are economic hedges and the changes in fair value of these contracts are recorded currently in earnings in the period in which they occur. The fair value and outstanding notional amount of contracts hedging commodity exposures were insignificant at June 30, 2010 and December 31, 2009, respectively.

The following table summarizes the fair value of derivative instruments as of June 30, 2010 and December 31, 2009:

(in millions)	Balance Sheet Asset Location	June 30, 2010	December 31, 2009

Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other assets, current	$84	$107
Foreign Exchange Contracts	Other assets	11	33

		95	140

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other assets, current	49	113
Foreign Exchange Contracts	Other assets	4	5

		53	118

Total Asset Derivative Contracts		$148	$258

	Balance Sheet Liability Location
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Accrued liabilities	$32	$31
Foreign Exchange Contracts	Other long-term liabilities	21	4

		53	35

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Accrued liabilities	51	106
Foreign Exchange Contracts	Other long-term liabilities	3	3

		54	109

Total Liability Derivative Contracts		$107	$144

The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
(Loss) gain recorded in Accumulated other comprehensive loss	$(74)	$135	$(19)	$2
Gain (loss) reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	18	(39)	41	(99)
Loss recognized in Other income, net on derivatives (ineffective portion)	—	—	—	(5)

Assuming current market conditions continue, a $69 million pre-tax gain is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2010, all derivative contracts accounted for as cash flow hedges mature by May 2012.

The effect on the Condensed Consolidated Statement of Operations from foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
(Loss) gain recognized in Other income, net	$(20)	$33	$(24)	$(48)

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

As of June 30, 2010, we had certain non-recurring measurements resulting in asset impairment charges of approximately $86 million related primarily to the expected disposition of certain businesses within both Carrier and Hamilton Sundstrand. For additional discussion refer to Note 1 to the Condensed Consolidated Financial Statements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 and December 31, 2009:

(in millions)	Total Carrying Value at June 30, 2010	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$654	$654	$—	$—
Derivative assets	148	—	148	—
Derivative liabilities	107	—	107	—

(in millions)	Total Carrying Value at December 31, 2009	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$664	$664	$—	$—
Derivative assets	258	—	258	—
Derivative liabilities	144	—	144	—

Valuation Techniques. Our available for sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of June 30, 2010, there were no significant transfers in and out of Level 1 and Level 2.

As of June 30, 2010, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$307	$279	$430	$408
Customer financing notes receivable	315	249	350	264
Long-term debt (excluding capitalized leases)	(10,589)	(12,076)	(9,442)	(10,361)

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

We have outstanding financing and rental commitments totaling $875 million at June 30, 2010. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitments themselves are not readily determinable and are not considered significant.

Note 9: Shareowners’ Equity and Noncontrolling Interest

A summary of the changes in Shareowners’ Equity and Noncontrolling interest comprising total equity for the quarters and six months ended June 30, 2010 and 2009 is provided below:

	Quarter Ended June 30,
	2010			2009
(in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$19,964	$960	$20,924	$15,667	$894	$16,561
Comprehensive income for the period:
Net income	1,110	102	1,212	976	90	1,066
Other comprehensive (loss) income:
Foreign currency translation, net	(447)	(25)	(472)	749	9	758
(Decreases) increases in unrealized gains from available-for-sale securities, net	(27)	—	(27)	49	—	49
Cash flow hedging (losses) gains	(68)	—	(68)	124	—	124
Change in pension and post-retirement benefit plans, net	50	—	50	26	—	26

Total other comprehensive (loss) income	(492)	(25)	(517)	948	9	957

Total comprehensive income for the period	618	77	695	1,924	99	2,023

Common Stock issued under employee plans	139	—	139	149	—	149
Common Stock repurchased	(660)	—	(660)	(150)	—	(150)
Common Stock contributed to pension plans	250	—	250	—	—	—
Dividends on Common Stock	(371)	—	(371)	(340)	—	(340)
Dividends on ESOP Common Stock	(15)	—	(15)	(15)	—	(15)
Dividends attributable to noncontrolling interest	—	(58)	(58)	—	(107)	(107)
Purchase of subsidiary shares from noncontrolling interest	—	(3)	(3)	—	—	—
Acquired noncontrolling interest	—	4	4	—	3	3
Redeemable noncontrolling interest in subsidiaries’ earnings	—	(10)	(10)	—	(4)	(4)
Redeemable noncontrolling interest in total other comprehensive (loss) income	—	12	12	—	(34)	(34)
Change in redemption value of put options	8	—	8	1	—	1

Equity, end of period	$19,933	$982	$20,915	$17,236	$851	$18,087

	Six Months Ended June 30,
	2010			2009
(in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$20,066	$933	$20,999	$15,763	$918	$16,681
Comprehensive income for the period:
Net income	1,976	183	2,159	1,698	167	1,865
Other comprehensive (loss) income:
Foreign currency translation, net	(797)	(48)	(845)	464	(26)	438
Increases in unrealized gains from available-for-sale securities, net	8	—	8	30	—	30
Cash flow hedging (losses) gains	(43)	—	(43)	72	—	72
Change in pension and post-retirement benefit plans, net	81	—	81	76	—	76

Total other comprehensive (loss) income	(751)	(48)	(799)	642	(26)	616

Total comprehensive income for the period	1,225	135	1,360	2,340	141	2,481

Common Stock issued under employee plans	326	—	326	220	—	220
Common Stock repurchased	(1,160)	—	(1,160)	(350)	—	(350)
Common Stock contributed to pension plans	250	—	250	—	—	—
Dividends on Common Stock	(744)	—	(744)	(679)	—	(679)
Dividends on ESOP Common Stock	(31)	—	(31)	(30)	—	(30)
Dividends attributable to noncontrolling interest	—	(147)	(147)	—	(191)	(191)
Purchase of subsidiary shares from noncontrolling interest	(2)	(4)	(6)	(27)	(10)	(37)
Sale of subsidiary shares in noncontrolling interest	—	27	27	—	—	—
Acquired noncontrolling interest	—	29	29	—	17	17
Redeemable noncontrolling interest in subsidiaries’ earnings	—	(16)	(16)	—	(8)	(8)
Redeemable noncontrolling interest in total other comprehensive (loss) income	—	25	25	—	(16)	(16)
Change in redemption value of put options	3	—	3	(1)	—	(1)

Equity, end of period	$19,933	$982	$20,915	$17,236	$851	$18,087

During 2009, we adopted the FASB ASU for redeemable equity instruments, applicable for all noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests). The standards require redeemable noncontrolling interests to be reported in the mezzanine section of the balance sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. As a result of this adoption, we have retroactively reclassified “Redeemable noncontrolling interests” in the mezzanine section of the balance sheet and have increased them to redemption value, where required, resulting in a $319 million reclassification from total equity at June 30, 2009.

A summary of the changes in Redeemable noncontrolling interest recorded in the mezzanine section of the balance sheet for the quarters and six months ended June 30, 2010 and 2009 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Redeemable noncontrolling interest, beginning of period	$377	$225	$389	$245
Net income	10	4	16	8
Foreign currency translation, net	(12)	34	(25)	16
Dividends attributable to noncontrolling interest	(3)	(1)	(13)	(9)
Acquired noncontrolling interest	12	58	12	58
Purchase of subsidiary shares from noncontrolling interest	(65)	—	(65)	—
Change in redemption value of put options	(8)	(1)	(3)	1

Redeemable noncontrolling interest, end of period	$311	$319	$311	$319

Consistent with the requirements under the Business Combinations Topic of the FASB ASC and the accounting for noncontrolling interests in consolidated financial statements, changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarters and six months ended June 30, 2010 and 2009 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Net income attributable to common shareowners	$1,110	$976	$1,976	$1,698

Transfers to noncontrolling interests - Decrease in common stock for purchase of subsidiary shares	—	—	(2)	(27)

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$1,110	$976	$1,974	$1,671

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2009.

The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2010 and 2009 are as follows:

(in millions)	2010	2009
Balance as of January 1	$1,072	$1,136
Warranties and performance guarantees issued	189	170
Settlements made	(174)	(202)
Other	2	(26)

Balance as of June 30	$1,089	$1,078

Note 11: Collaborative Arrangements

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues generated from engine programs, spare parts sales, and aftermarket business under collaboration arrangements are recorded as earned in our financial statements. Amounts attributable to our collaborative partners for their share of revenues are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement of the collaborator’s share of program costs is recorded as a reduction of the related expense item at that time. As of June 30, 2010, the collaborators’ interests in all commercial engine programs ranged from 12 percent to 48 percent. Pratt & Whitney directs those programs and is the principal participant in all existing collaborative arrangements. There are no individually significant collaborative arrangements and none of the partners exceed 31 percent share in an individual program.

Note 12: Contingent Liabilities

Summarized below are the matters previously described in Note 16 of the Notes to the Consolidated Financial Statements in our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, updated as applicable.

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

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky’s liability is approximately $86 million (including interest through June 2010). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims.

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

Results for the quarters and six months ended June 30, 2010 and 2009 are as follows:

Quarter Ended June 30,	Revenues		Operating Profits		Operating Profit Margins
(in millions)	2010	2009	2010	2009	2010	2009
Otis	$2,837	$2,952	$641	$631	22.6%	21.4%
Carrier	3,124	3,100	333	260	10.7%	8.4%
UTC Fire & Security	1,619	1,330	168	55	10.4%	4.1%
Pratt & Whitney	3,298	3,111	522	467	15.8%	15.0%
Hamilton Sundstrand	1,387	1,402	204	187	14.7%	13.3%
Sikorsky	1,691	1,389	169	133	10.0%	9.6%

Total segments	13,956	13,284	2,037	1,733	14.6%	13.0%
Eliminations and other	(66)	(88)	(19)	(7)
General corporate expenses	—	—	(93)	(89)

Consolidated	$13,890	$13,196	$1,925	$1,637	13.9%	12.4%

Six Months Ended June 30,	Revenues		Operating Profits		Operating Profit Margins
(in millions)	2010	2009	2010	2009	2010	2009
Otis	$5,569	$5,617	$1,237	$1,137	22.2%	20.2%
Carrier	5,564	5,587	472	282	8.5%	5.0%
UTC Fire & Security	3,038	2,616	291	148	9.6%	5.7%
Pratt & Whitney	6,190	6,291	958	903	15.5%	14.4%
Hamilton Sundstrand	2,728	2,783	425	379	15.6%	13.6%
Sikorsky	3,057	2,723	314	249	10.3%	9.1%

Total segments	26,146	25,617	3,697	3,098	14.1%	12.1%
Eliminations and other	(165)	(172)	(64)	(44)
General corporate expenses	—	—	(170)	(167)

Consolidated	$25,981	$25,445	$3,463	$2,887	13.3%	11.3%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring and other costs included in segment operating results.

Note 14: Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require disclosure of the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition.” This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and guidance on the criteria that should be met for applying the milestone method. The scope of this ASU is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The amendments in this ASU are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial results.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended June 30, 2010 and 2009, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 26, 2010, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries (the “Corporation”) as of June 30, 2010, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2010 and 2009 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2010 and 2009. This interim financial information is the responsibility of the Corporation’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, of cash flows and of changes in equity for the year then ended (not presented herein), and in our report dated February 11, 2010 (which included an explanatory paragraph with respect to the Corporation’s change in the manner of accounting for defined benefit pension and other postretirement plans, uncertain tax positions, business combinations, noncontrolling interests and collaborative arrangements and the manner in which it discloses fair value, derivative and hedging activities, subsequent events and fair value of financial instruments), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

July 26, 2010

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

The global economic downturn we experienced throughout 2009 has shown signs of improvement in the first half of 2010. While some economic indicators continue to trend positive, the overall rate of global recovery experienced to date has been modest and uncertainty over the sustainability of this recovery remains. Certain markets have experienced volatility, as evidenced by the protracted slide in 10-year U.S. Treasury yields and the significant fluctuations in the Euro during the second quarter of 2010. The availability of credit remains tight. Despite uncertainty as to the sustainability of the current recovery, we have seen broader improvement in the year-over-year order rates in the second quarter of 2010, with continued growth in the short-cycle Carrier and Hamilton Sundstrand industrial businesses. Commercial aerospace aftermarket orders have also improved sequentially over the first quarter of 2010, which is consistent with our expectation of growth in the second half of 2010. These order rate improvements positively impacted organic revenues, which grew on a consolidated basis for the first time since the fourth quarter of 2008. Order rates at our longer cycle businesses, such as Otis new equipment, Carrier commercial HVAC and certain businesses within UTC Fire & Security, also grew year-over-year in the quarter. Based on an improved business unit operational outlook, as compared to the first quarter of 2010, our full year expectation for organic revenue growth is approximately 2%; however, we expect some adverse impacts on earnings in the second half of 2010, particularly from foreign currency translation and higher research and development costs. Even with the improved end market environment experienced in the second quarter of 2010, we continue to focus on cost reduction to drive year-over-year margin expansion, including the continuation of restructuring initiatives initiated in late 2008.

Total revenues increased 5% in the second quarter of 2010, as compared to the same period of 2009. This reflects organic revenue growth (4%) and the beneficial impact of net acquisitions (1%). Along with the revenue increase, consolidated operating profit increased 18% in the second quarter of 2010, as compared with the same period of 2009. This year-over-year improvement reflects an increase in operational profit (8%) driven by the beneficial impact on operational results of our continued focus on cost reduction and previously initiated restructuring actions, contributions from net acquisitions (3%), and the impact of currency hedges net of foreign currency translation (net combined 2%) at Pratt & Whitney Canada (P&WC). This year-over-year improvement also reflects the beneficial impact of lower restructuring costs partially offset by the adverse impact of year-over-year non-recurring items, including the absence of a gain recorded at Otis in the second quarter of 2009 and the impact from asset impairment charges recorded at both Carrier and Hamilton Sundstrand, as further described below. To better position us for the future, we continue to focus on restructuring and cost reduction actions, ongoing portfolio transformation at Carrier, and efforts to implement low cost sourcing initiatives.

Although the U.S. dollar strengthened throughout the second quarter of 2010 against certain currencies such as the Euro, the impact of foreign currency generated a positive foreign currency impact of $.03 per diluted share on our operational performance in the second quarter of 2010. This year-over-year impact primarily represents the beneficial impact of hedging which more than offset adverse foreign currency translation at P&WC. The relative weakness in the U.S. dollar adversely impacts P&WC operating results, as the majority of P&WC’s revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. However, as a result of hedging programs in place, this adverse impact was more than offset by the beneficial impact on revenues of maturing hedges that were executed when the U.S. dollar was stronger.

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

Although organic revenue contracted at both Otis and UTC Fire & Security, Carrier’s revenues grew organically in the second quarter of 2010 and we continue to see improvement in the growth in order rates in Carrier’s short-cycle businesses. We are also encouraged by the improvement in order growth in our longer cycle commercial businesses, such as Otis new equipment, Carrier commercial HVAC, and certain businesses within UTC Fire & Security. Emerging markets continue to perform well, with particular strength in India and Brazil where combined orders for the commercial business units grew by over 25% in the second quarter year-over-year. Similarly, in China, orders grew over the prior year, but as expected, growth rates in China have begun to slow as year-over-year comparisons become more difficult in light of the strong growth experienced in the prior year. Although the growth in order rates across the businesses is based on low prior year comparisons, it nonetheless indicates improvements to key markets. While the U.S. housing market remained weak in the first half of 2010, it has shown improvement over the depressed levels experienced in 2009.

Within the Otis segment, revenues decreased 1% in the first half of 2010 as lower volume was mostly offset by the favorable impact of foreign currency translation. Volume was negatively impacted by a weaker opening new equipment backlog. Aggressive cost reduction actions and continued strength in the contractual maintenance business helped to mitigate the new equipment volume decline. New equipment orders increased 11% in the first half of 2010, as compared to the same period of 2009, primarily due to the strong order growth in China and the favorable impact of foreign currency translation. Following a two year decline, orders in North America grew in the second quarter of 2010. Pricing remained under pressure in all of Otis’ major markets, which is expected to continue through the remainder of 2010.

Carrier experienced organic revenue growth of 7% in the second quarter of 2010, as compared to the same period of 2009, as certain businesses are benefiting from strengthening market conditions, particularly in the transport refrigeration and U.S. residential systems markets, while overall market conditions across Europe remain weak. We continue to see improvement in order rate growth in Carrier’s short-cycle businesses, particularly within transport refrigeration, which has experienced a significant increase in organic orders. Carrier also continued its transformation to a higher returns business, as evidenced by very strong operating profit margin expansion in the second quarter of 2010.

UTC Fire & Security experienced a 22% revenue increase in the second quarter of 2010, as compared to the same period of 2009, driven by the impact of net acquisitions (25%), principally GE Security, partially offset by an organic revenue contraction. Although organic revenues declined in the second quarter of 2010, organic orders grew year-over-year for the first time since the second quarter of 2008, including order growth in Asia, as well as in the product businesses.

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

Aerospace markets showed modest signs of recovery in the first half of 2010. Airline operating results have been encouraging as they continue to focus on improving their finances through cost reduction actions and cash conservation measures. Airline traffic trended favorably in the second quarter of 2010 and, as a result, we expect RPM’s to grow approximately 5% worldwide in 2010. Orders of shorter cycle commercial aerospace spares grew year-over-year in the second quarter of 2010, with 8% growth in Pratt & Whitney’s large commercial spares orders and a 7% growth in Hamilton Sundstrand’s commercial spares orders. The recent improvement in air traffic trends and order rates are in line with our expectation of higher commercial aerospace aftermarket revenues in the second half of 2010. The lingering effects of the economic downturn continue to contribute to a low demand for business and general aviation aircraft, and as a result P&WC engine shipments declined 13% in the second quarter of 2010, as compared to the same period of the prior year, although engine shipments increased 8% from the first quarter of 2010. With the general economic recovery, the level of engine shipments at P&WC is expected to increase as the year progresses, while spares orders are expected to be flat for the full year of 2010 as compared with 2009.

Although the commercial aircraft market remains a challenge, higher military aircraft deliveries, as a result of continued government spending, drove a 22% increase in Sikorsky’s second quarter revenues as compared to the same period of 2009. With the robust government demand, Sikorsky’s military backlog remains very strong.

As previously disclosed, Sikorsky engaged in discussions with the Canadian government concerning an anticipated delay in completing certain elements of the specification for interim aircraft to be delivered under a contract for the development, production, and logistical support of 28 CH-148 helicopters. Pursuant to those discussions, the parties signed contract amendments in June 2010 that provide the requirements for the six interim aircraft scheduled to be delivered beginning in November 2010 and which will allow for commencement of initial operational test and evaluation activities prior to the scheduled delivery of final configuration helicopters starting in June 2012. The amendments also include modifications to the liquidated damages schedule, readjustment of payment schedules, resolution of open disputes and other program enhancements.

Acquisition and Disposition Activity

Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the first six months of 2010, our investment in business acquisitions was approximately $2.4 billion, including debt assumed of $32 million, and principally reflected the acquisition of the GE Security business, and the acquisition of an equity stake in Clipper Windpower Plc (Clipper). The remainder of our investment in businesses for the first six months of 2010 consisted of a number of small acquisitions in both our commercial and aerospace businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity, goodwill increased approximately $1.2 billion in the first six months of 2010.

On March 1, 2010, we completed the acquisition of the GE Security business for approximately $1.8 billion, including debt assumed of $32 million. The GE Security business supplies security and fire safety technologies for commercial and residential applications through a broad product portfolio that includes fire detection and life safety systems, intrusion alarms, and video surveillance and access control systems. This business is being integrated into our UTC Fire & Security segment during the course of 2010 and will enhance UTC Fire & Security’s geographic diversity with the strong North American presence and increased product and technology offerings of GE Security. We recorded $1.1 billion of goodwill and approximately $600 million of identified intangible assets in connection with this acquisition.

In January 2010, we completed the acquisition of a 49.5% equity stake in Clipper, a California-based wind turbine manufacturer that trades on the AIM London Stock Exchange. This investment is intended to expand our power generation portfolio and allow us to enter the wind power market by leveraging our expertise in blade technology, turbines and gearbox design. The total cost was £166 million (approximately $270 million) for the purchase of 84.3 million newly issued shares and 21.8 million shares from existing shareowners. We have accounted for this investment under the equity method of accounting. Subsequent to the initial purchase, we increased our investment to 49.9%. Pursuant to our agreement with Clipper, we are prohibited from acquiring additional shares of Clipper within two years of the closing date that would result in an equity stake in excess of 49.9% without the prior approval of Clipper.

During the quarter ended June 30, 2010, we recorded approximately $86 million of asset impairment charges, for assets that have met the held-for-sale criteria, related primarily to the expected disposition of businesses within both Carrier and Hamilton Sundstrand. These asset impairment charges are recorded within Cost of products sold on our Condensed Consolidated Statement of Operations. The asset impairment charges include a $58 million charge related to the expected disposition of a business associated with Carrier’s ongoing portfolio transformation to a higher returns business and a $28 million charge at Hamilton Sundstrand related primarily to the expected disposition of an aerospace business as part of Hamilton Sundstrand’s efforts to implement low cost sourcing initiatives.

We expect to invest approximately $3.0 billion in acquisitions for 2010, including those investments made during the first six months of 2010, although this will depend upon the timing, availability and the appropriate value of potential acquisition opportunities.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to

the Consolidated Financial Statements in our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of 2010.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2010	2009	% change	2010	2009	% change
Sales	$13,802	$13,060	5.7%	$25,842	$25,259	2.3%
Other income, net	88	136	(35.3)%	139	186	(25.3)%

Total revenues	$13,890	$13,196	5.3%	$25,981	$25,445	2.1%

The 5% revenue increase in the second quarter of 2010, as compared to the same period of 2009, reflects organic revenue growth (4%) and the beneficial impact from net acquisitions (1%). The net acquisitions impact reflects the benefit of recent acquisitions, principally GE Security, net of the impact of dispositions, primarily at Carrier associated with its ongoing portfolio transformation strategy. Organic revenue growth largely reflects an increase at Sikorsky, driven by higher military revenues, and growth at Carrier driven primarily by strength in the transport refrigeration and U.S. residential systems business. The organic revenue growth also reflects the year-over-year beneficial impact of currency hedges at P&WC. These organic revenue increases were partially offset by organic revenue contraction across other segments, primarily at Otis and UTC Fire & Security. The organic revenue decline at Otis is due to a decline in new equipment revenue, as continued growth in China was offset by declines in most other major geographic markets, partially offset by continued growth in the contractual maintenance business. Although total revenue grew at UTC Fire & Security, it was driven from the impact of the GE Security acquisition; the contraction in organic revenue primarily reflects a decline in the service and install business as a result of weaker market conditions.

The 2% revenue increase in the first six months of 2010, as compared to the same period of 2009, was attributable to the beneficial impact from foreign currency translation. Organic revenues were flat year-over-year reflecting an increase at both Sikorsky and Carrier, offset by declines across the rest of the businesses. The organic revenue growth at Sikorsky was driven by higher military revenues and growth at Carrier was driven primarily by strength in the transport refrigeration and U.S. residential systems businesses. Similar to the second quarter of 2010, the decline in organic revenues at Otis over the first six months of 2010 was due primarily to a decline in new equipment revenue, as continued growth in China was offset by declines in most other major geographic markets, with partial offset from continued growth in the contractual maintenance business. The organic contraction at UTC Fire & Security was a result of weaker market conditions impacting both the product and the service and install businesses. The revenue contraction at Pratt & Whitney largely reflects the continued depressed conditions in the business jet market and lower commercial aerospace aftermarket. The beneficial impact from recent acquisitions, principally GE Security, was mostly offset by the impact of dispositions associated with Carrier’s ongoing portfolio transformation to a higher returns business.

The decline in Other income, net for the second quarter and first six months of 2010, as compared with the same period of 2009, primarily reflects the absence of a $52 million non-taxable gain recognized at Otis in the second quarter of 2009. This prior year gain related to the re-measurement to fair value of a previously held equity interest in a joint venture as a result of the purchase of a controlling interest. The remaining year-over-year variance for both the second quarter and first six months of 2010 is primarily attributable to activity in the second quarter of 2010 related to a $24 million favorable pre-tax interest adjustment associated with the resolution of an uncertain temporary tax item, partially offset by the impact from the early redemption of long-term debt that was due November 15, 2010.

Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Gross margin	$3,787	$3,459	$7,095	$6,551
Percentage of sales	27.4%	26.5%	27.5%	25.9%

The 90 basis point increase in gross margin as a percentage of sales in the second quarter of 2010, as compared to 2009, was primarily driven by increased volumes, continued focus on cost reduction, savings from previously initiated restructuring actions, net operational efficiencies and the beneficial impact from net acquisitions. The adverse impact of asset impairment charges (60 basis points) at both Carrier and Hamilton Sundstrand in the second quarter of 2010, primarily related to expected disposition activity, was mostly offset by the beneficial impact of lower year-over-year restructuring costs (50 basis points).

For the first six months of 2010, as compared with the same period of 2009, gross margin as a percentage of sales improved 160 basis points. This improvement was primarily driven by increased volumes, continued focus on cost reduction, savings from previously initiated restructuring actions, net operational efficiencies and the beneficial impact from net acquisitions. The beneficial impact of lower year-over-year restructuring charges (40 basis points) was mostly offset by the adverse impact of asset impairment charges (30 basis points) related to expected disposition activity in 2010 at both Carrier and Hamilton Sundstrand.

Research and Development

	Quarter Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
(in millions)	Amount	% of sales	Amount	% of sales	Amount	% of sales	Amount	% of sales
Company-funded	$459	3.3%	$384	2.9%	$856	3.3%	$793	3.1%
Customer-funded	485	3.5%	519	4.0%	977	3.8%	1,033	4.1%

Total	$944	6.8%	$903	6.9%	$1,833	7.1%	$1,826	7.2%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year variations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses and relates largely to the next generation product family at Pratt & Whitney, the Boeing 787 program at Hamilton Sundstrand, and various engine programs at P&WC. Company-funded research and development spending for the full year 2010 is expected to increase by more than $150 million from 2009 levels primarily due to incremental investments in the next generation product family at Pratt & Whitney, including the PurePower PW1000G engine, and the impact of research and development activities at the recently acquired GE Security business within UTC Fire & Security.

The decrease in customer-funded research and development in the second quarter and first six months of 2010, compared to the same periods in 2009 was primarily driven by a decrease at Pratt & Whitney related to a reduction in development spending on the Joint Strike Fighter program partially offset by higher development spending on the CH-53K program at Sikorsky.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Selling, general and administrative expenses	$1,491	$1,574	$2,915	$3,057
Percentage of sales	10.8%	12.1%	11.3%	12.1%

The decrease in selling, general and administrative expenses in the second quarter of 2010, as compared to the same period of 2009, is due primarily to a continued focus on cost reduction and the impact from restructuring and cost saving initiatives undertaken in 2009 in anticipation of adverse economic conditions. As a percentage of sales, the 130 basis point year-over-year decrease reflects the beneficial impact of lower year-over-year restructuring costs (110 basis points).

The decrease in selling, general and administrative expenses in the first six months of 2010, as compared to the same period of 2009, is due primarily to a continued focus on cost reduction and the impact from restructuring and cost saving initiatives undertaken in 2009 in anticipation of adverse economic conditions. As a percentage of sales, the 80 basis point year-over-year decrease primarily reflects the impact of lower restructuring costs.

Interest Expense

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Interest expense	$192	$177	$378	$352
Average interest rate	5.8%	5.8%	5.9%	5.9%

The increase in interest expense in the second quarter of 2010 as compared to the same period of the prior year largely reflects the impact of higher average borrowings, partially offset by lower interest charges related to our deferred compensation plan. Interest expense on our long-term debt increased as a result of the issuance of two series of fixed rate long-term notes totaling $2.25 billion in February 2010 (see further discussion in the “Liquidity and Financial Condition” section). This impact was partially offset by the absence of interest associated with the repayment in May 2010 of our $600 million of 4.375% notes due 2010, the early redemption in June 2010 of our $500 million of 7.125% notes due 2010, and the repayment in June 2009 of our $400 million of 6.500% notes due 2009. Interest expense also reflects the lower cost associated with our commercial paper borrowings. Similar to the second quarter of 2010, the interest expense for the first six months of 2010, as compared to the same period of the prior year, reflects the impact of higher average borrowings.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Effective tax rate	30.0%	27.0%	30.0%	26.4%

The increase in the effective tax rate for the second quarter of 2010, as compared to the same period of 2009, reflects an overall increase in the forecasted effective tax rate, the net tax effects of asset impairment charges in 2010 and the absence of a non-taxable gain recorded in the same period of 2009. The effective tax rate for the six months ended June 30, 2010 increased as compared to the same period of 2009 as a result of an overall increase to the forecasted effective tax rate, the impact from health care legislation related to the Medicare Part D program in the first quarter of 2010, and the absence of a $25 million tax benefit and non-taxable gain recorded in 2009. The effective tax rate for the balance of the year is expected to be approximately 29% before the impacts of any discrete events.

Net Income

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2010	2009	2010	2009
Net income	$1,212	$1,066	$2,159	$1,865
Less: Noncontrolling interest in subsidiaries’ earnings	102	90	183	167

Net income attributable to common shareowners	$1,110	$976	$1,976	$1,698

Diluted earnings per share	$1.20	$1.05	$2.13	$1.83

Although the U.S. dollar strengthened throughout the second quarter of 2010 against certain currencies such as the Euro, the impact of foreign currency generated a positive foreign currency impact of $.03 per diluted share on our operational performance in the second quarter of 2010. This year-over-year impact primarily represents the beneficial impact of hedging which more than offset adverse foreign currency translation at P&WC. At P&WC, the weakness of the U.S. dollar in the second quarter of 2010 generated an adverse foreign currency translation impact as the majority of P&WC’s revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. As a result of hedging programs currently in place, P&WC’s 2010 full year operating results will include a beneficial impact of foreign currency translation, net of hedging, of approximately $125 million. For additional discussion of hedging, refer to Note 8 to the Condensed Consolidated Financial Statements. Diluted earnings per share for the second quarter of 2010 include a net charge of $.12 per share from restructuring and non-recurring items. These non-recurring items primarily include the previously noted asset impairment charges at both Carrier and Hamilton Sundstrand, net of a favorable pretax interest adjustment associated with the resolution of an uncertain temporary tax item. We expect to initiate additional restructuring actions during the remainder of 2010. Including trailing costs from previously announced restructuring actions, we expect a net $.20 charge to diluted earnings per share for anticipated restructuring costs and non-recurring items for the full year 2010. Except for those restructuring actions initiated during the first six months of 2010, no specific plans for significant other actions have been finalized at this time. Diluted earnings per share for the second quarter of 2010 were also favorably impacted by approximately $.03 per share as a result of the shares repurchased since July 1, 2009 under our share repurchase program.

Restructuring and Other Costs

During the first six months of 2010, we recorded pre-tax restructuring and other costs totaling $152 million for new and ongoing restructuring actions as follows:

(in millions)
Otis	$28
Carrier	33
UTC Fire & Security	29
Pratt & Whitney	35
Hamilton Sundstrand	9
Sikorsky	7
Eliminations and other	11

Total	$152

The net costs included $91 million recorded in cost of sales, $60 million in selling, general and administrative expenses and $1 million in other income, net. As described below, these costs primarily relate to actions initiated during 2010 and 2009.

2010 Actions. During the first six months of 2010, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring and other costs totaling $121 million as follows: Otis $26 million, Carrier $25 million, UTC Fire & Security $22 million, Pratt & Whitney $23 million, Hamilton Sundstrand $7 million, Sikorsky $7 million and Eliminations and other $11 million. The charges included $68 million in cost of sales and $53 million in selling, general and administrative expenses. Those costs included $100 million for severance and related employee termination costs, $12 million for asset write-downs and $9 million for facility exit and lease termination costs.

We expect the 2010 actions that were initiated in the first six months to result in net workforce reductions of approximately 2,400 hourly and salaried employees, the exiting of approximately 2.8 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2010, we have completed net workforce reductions of approximately 900 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011. Approximately 75% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first six months of 2010, we had cash outflows of approximately $35 million related to the 2010 actions. We expect to incur additional restructuring and other costs of $55 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $160 million annually.

2009 Actions. During the first six months of 2010, we recorded net pre-tax restructuring and other costs and reversals totaling $35 million for restructuring actions initiated in 2009. The 2009 actions relate to ongoing cost reduction efforts, including workforce reductions, the consolidation of field operations and the consolidation of repair and overhaul operations. We recorded the charges for the first six months of 2010 as follows: Otis $2 million, Carrier $11 million, UTC Fire & Security $7 million, Pratt & Whitney $13 million and Hamilton Sundstrand $2 million. The charges included $23 million in cost of sales, $11 million in selling, general and administrative expenses and $1 million in other income, net. Those costs included $9 million for severance and related employee termination costs, $5 million for asset write-downs and $21 million for facility exit and lease termination costs.

We expect the 2009 actions to result in net workforce reductions of approximately 14,500 hourly and salaried employees, the exiting of approximately 4.6 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2010, we have completed net workforce reductions of approximately 12,800 employees and exited 1.1 million net square feet of facilities. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011. Approximately 60% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first six months of 2010, we had cash outflows of approximately $131 million related to the 2009 actions. We expect to incur additional restructuring and other costs of $63 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $700 million annually.

In September 2009, Pratt & Whitney announced plans to close a repair facility and an engine overhaul facility in Connecticut. For additional information concerning litigation related to Pratt & Whitney’s decision to close these two facilities, see Part II, Item 1, “Legal Proceedings” in this Form 10-Q for further discussion.

Additional 2010 Actions. We expect to initiate additional restructuring actions during the remainder of 2010. Including trailing costs from previously announced restructuring actions, we expect a net $.20 charge to diluted earnings per share for anticipated restructuring costs and non-recurring items for the full year 2010. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended June 30, 2010 and 2009 are included in “Eliminations and other” below, which also includes certain small subsidiaries.

Results for the quarters ended June 30, 2010 and 2009 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions)	2010	2009	2010	2009	2010	2009
Otis	$2,837	$2,952	$641	$631	22.6%	21.4%
Carrier	3,124	3,100	333	260	10.7%	8.4%
UTC Fire & Security	1,619	1,330	168	55	10.4%	4.1%
Pratt & Whitney	3,298	3,111	522	467	15.8%	15.0%
Hamilton Sundstrand	1,387	1,402	204	187	14.7%	13.3%
Sikorsky	1,691	1,389	169	133	10.0%	9.6%

Total segments	13,956	13,284	2,037	1,733	14.6%	13.0%
Eliminations and other	(66)	(88)	(19)	(7)
General corporate expenses	—	—	(93)	(89)

Consolidated	$13,890	$13,196	$1,925	$1,637	13.9%	12.4%

Second quarter 2010 and 2009 restructuring and other costs included in consolidated operating profit totaled $85 million and $301 million, respectively, as follows:

	Quarter Ended June 30,
(in millions)	2010	2009
Otis	$17	$57
Carrier	15	55
UTC Fire & Security	19	86
Pratt & Whitney	9	56
Hamilton Sundstrand	7	37
Sikorsky	7	7
Eliminations and other	11	1
General corporate expenses	—	2

Total	$85	$301

Results for the six months ended June 30, 2010 and 2009 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions)	2010	2009	2010	2009	2010	2009
Otis	$5,569	$5,617	$1,237	$1,137	22.2%	20.2%
Carrier	5,564	5,587	472	282	8.5%	5.0%
UTC Fire & Security	3,038	2,616	291	148	9.6%	5.7%
Pratt & Whitney	6,190	6,291	958	903	15.5%	14.4%
Hamilton Sundstrand	2,728	2,783	425	379	15.6%	13.6%
Sikorsky	3,057	2,723	314	249	10.3%	9.1%

Total segments	26,146	25,617	3,697	3,098	14.1%	12.1%
Eliminations and other	(165)	(172)	(64)	(44)
General corporate expenses	—	—	(170)	(167)

Consolidated	$25,981	$25,445	$3,463	$2,887	13.3%	11.3%

For the first six months of 2010 and 2009, restructuring and other costs included in consolidated operating profit totaled $152 million and $464 million, respectively, as follows:

	Six Months Ended June 30,
(in millions)	2010	2009
Otis	$28	$79
Carrier	33	96
UTC Fire & Security	29	100
Pratt & Whitney	35	120
Hamilton Sundstrand	9	56
Sikorsky	7	7
Eliminations and other	11	3
General corporate expenses	—	3

Totals	$152	$464

The tables and segment discussions that follow address the factors that contributed to the year-over-year changes in revenues and operating profits:

Otis –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue / Operational operating profit	(4)%	5%	(4)%	7%
Foreign currency translation	1%	—	3%	3%
Acquisitions and divestitures, net	1%	—	1%	—
Restructuring and other costs	—	6%	—	4%
Other	(2)%	(9)%	(1)%	(5)%

Total % change	(4)%	2%	(1)%	9%

Quarter Ended June 30, 2010 Compared with Quarter Ended June 30, 2009

Revenues decreased $115 million (4%) in the second quarter of 2010, compared with the same period of 2009. The organic revenue decline in the quarter was due to a decrease in new equipment sales, as continued growth in China was offset by declines in most other major markets. The decrease in new equipment sales was partially offset by continued growth in the contractual maintenance business and resumption of growth in repair sales. The decrease contributed by “Other” reflects the absence of a $52 million gain recognized in the second quarter of 2009.

Operating profits increased $10 million (2%) in the second quarter of 2010, compared with the same period of 2009. Operational profit improvement was primarily due to the benefits from on-going cost reduction programs as well as strong conversion of manufacturing volume in China, and higher service volume globally. The decrease contributed by “Other” reflects the absence of a $52 million gain recognized in the second quarter of 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Revenues decreased $48 million (1%) in the first six months of 2010, compared with the same period of 2009, as lower organic volume was mostly offset by the favorable impact of foreign currency translation. The organic revenue decline in the first half of 2010 was due primarily to a decrease in new equipment sales in North America and Europe, partially offset by a strong rebound in China and strength in the contractual maintenance business. The decrease contributed by “Other” reflects the absence of a $52 million gain recognized in the second quarter of 2009.

Operating profits increased $100 million (9%) in the first six months of 2010, compared with the same period of 2009. Operational profit improvement was primarily due to the benefits from on-going cost reduction programs, strong conversion on manufacturing volume in China, and increased volume in the contractual maintenance business. The decrease contributed by “Other” reflects the absence of a $52 million gain recognized in the second quarter of 2009.

Carrier –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue / Operational operating profit	7%	30%	5%	64%
Foreign currency translation	1%	—	2%	3%
Acquisitions and divestitures, net	(8)%	(1)%	(7)%	4%
Restructuring and other costs	—	15%	—	22%
Other	1%	(16)%	—	(26)%

Total % change	1%	28%	—	67%

Quarter Ended June 30, 2010 Compared with Quarter Ended June 30, 2009

Revenues increased $24 million (1%) in the second quarter of 2010, compared with the same period of 2009. Organic revenue growth was driven by improvement in both the U.S. residential systems and transport refrigeration markets, partially offset by a decline in the global commercial HVAC equipment market. The 8% decrease in “Acquisitions and divestitures, net” reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months, including the transaction in the third quarter of 2009 with Watsco, Inc.

Operating profit increased $73 million (28%) in the second quarter of 2010, compared with the same period of 2009. The operational profit improvement was driven by strong revenue growth combined with the carry-over benefits of aggressive cost reduction and organizational restructuring, partially offset by increased commodity costs and some price pressure. Included in “Other” in the second quarter of 2010 is a net charge of approximately $47 million resulting from dispositions associated with Carrier’s ongoing portfolio transformation. Included in this net charge is an approximately $58 million asset impairment charge associated with the expected disposition of a business, partially offset by a gain on the sale of another business.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Revenues decreased $23 million in the first six months of 2010, compared with the same period of 2009. Organic revenue growth was driven by improvement in both the U.S. residential systems and transport refrigeration markets, partially offset by a decline in the global commercial HVAC equipment market. The 7% decrease in “Acquisitions and divestitures, net” in the first six months of 2010 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months, including the transaction in the third quarter of 2009 with Watsco, Inc.

Operating profits increased $190 million (67%) in the first six months of 2010, compared with the same period of 2009. The operational profit improvement was largely driven by conversion on the revenue growth combined with carry-over benefits of aggressive cost reduction and organizational restructuring. The decrease contributed by “Other” primarily reflects the year-over-year net impact of transactions resulting from dispositions arising from Carrier’s ongoing portfolio transformation. Included in this net charge is an approximately $58 million asset impairment charge in the second quarter of 2010 associated with the expected disposition of a business, partially offset by a gain on the sale of another business.

UTC Fire & Security –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue / Operational operating profit	(4)%	(15)%	(6)%	(9)%
Foreign currency translation	1%	5%	5%	9%
Acquisitions and divestitures, net	25%	96%	17%	50%
Restructuring and other costs	—	122%	—	48%
Other	—	(3)%	—	(1)%

Total % change	22%	205%	16%	97%

Quarter Ended June 30, 2010 Compared with Quarter Ended June 30, 2009

Revenues increased $289 million (22%) in the second quarter of 2010, compared with the same period of 2009. Organically, the revenue contraction was driven by declines in the service and install businesses (4%). Geographically, weakness was experienced in most regions as a result of weaker economic conditions. The increase contributed by “Acquisitions and divestitures, net” principally reflects the net year-over-year impact from acquisition and divestitures completed in the preceding twelve months, led by the acquisition in March 2010 of the GE Security business.

Operating profits increased $113 million (205%) in the second quarter of 2010, compared with the same period of 2009, primarily due to the favorable impact of net acquisitions and lower year-over-year restructuring costs. The operational profit decline reflects the impact of organic volume contraction, largely offset by the benefits of integration of field operations, restructuring actions taken, and cost controls. The increase contributed by “Acquisitions and divestitures, net” primarily reflects the acquisition in March 2010 of the GE Security business.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Revenues increased $422 million (16%) in the first six months of 2010, compared with the same period of 2009. Organically, the revenue contraction was driven by declines in the service and install businesses (5%) and product businesses (1%). Geographically, weakness was experienced across all regions, most notably in the Americas and Europe, as a result of weaker economic conditions. The increase contributed by “Acquisitions and divestitures, net” principally reflects the net year-over-year impact from acquisition and divestitures completed in the preceding twelve months, led by the acquisition in March 2010 of the GE Security business.

Operating profits increased $143 million (97%) in the first six months of 2010, compared with the same period of 2009 primarily due to the impact of net acquisitions and lower year-over-year restructuring costs. The operational profit decline reflects the impact of organic volume contraction, largely offset by the benefits of integration of field operations, restructuring actions taken, and cost controls. The increase contributed by “Acquisitions and divestitures, net” primarily reflects the acquisition in March 2010 of the GE Security business.

Pratt & Whitney –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue* / Operational operating profit*	1%	(5)%	(6)%	(9)%
Foreign currency (including P&WC net hedging)*	4%	8%	4%	6%
Acquisitions and divestitures, net	1%	2%	—	1%
Restructuring and other costs	—	10%	—	9%
Other	—	(3)%	—	(1)%

Total % change	6%	12%	(2)%	6%

*	As discussed further in the “Business Overview” and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, for Pratt & Whitney only, the transactional impact of foreign exchange hedging at P&WC has been netted against the translational foreign exchange impact for presentation purposes in the above table. For all other segments, these foreign exchange transactional impacts are included within the organic revenue/operational operating profit caption in their respective tables. Due to its significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

Quarter Ended June 30, 2010 Compared with Quarter Ended June 30, 2009

Revenues increased $187 million (6%) in the second quarter of 2010, compared with the same period of 2009. The increase in organic revenues primarily reflects an increase in large commercial engine and military OEM shipments, offset by lower engine volumes at P&WC. The impact from foreign currency reflects the beneficial transactional impact of foreign exchange hedging at P&WC.

Operating profits increased $55 million (12%) in the second quarter of 2010, compared with the same period of 2009. The operational profit decline was primarily driven by the unfavorable impact of increased research and development costs (5%). A decrease in operating profits at P&WC, driven by lower engine volumes, was mostly offset by the favorable impact of higher military OEM shipments.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Revenues decreased $101 million (2%) in the first six months of 2010, compared with the same period of 2009. The decrease in organic revenues is primarily attributable to lower engine volumes at P&WC. The impact from foreign currency reflects the beneficial transactional impact of foreign exchange hedging at P&WC.

Operating profits increased $55 million (6%) in the first six months of 2010, compared with the same period of 2009. The operational profit decline was primarily driven by a decline at P&WC as a result of lower engine volumes, and a decrease within the large commercial engine business, driven by lower aftermarket volume.

Hamilton Sundstrand –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue / Operational operating profit	(1)%	7%	(3)%	6%
Foreign currency translation	(1)%	(1)%	—	—
Restructuring and other costs	—	16%	—	12%
Other	1%	(13)%	1%	(6)%

Total % change	(1)%	9%	(2)%	12%

Quarter Ended June 30, 2010 Compared with Quarter Ended June 30, 2009

Revenues decreased $15 million (1%) in the second quarter of 2010, compared with the same period of 2009. The organic revenue contraction reflects volume decline in the aerospace businesses (3%), partially offset by an increase in the industrial businesses (2%). The decrease within aerospace was due to a decline in OEM (4%) partially offset by an increase in aftermarket (1%).

Operating profits increased $17 million (9%) in the second quarter of 2010, compared with the same period of 2009. The increase in operational profit reflects an increase in the industrial businesses (8%) partially offset by a decrease in the aerospace businesses (1%). The decrease within aerospace was due to a decline in OEM (8%), which is primarily attributable to an increase in year-over-year research and development costs (6%) and higher net commodities costs (1%), offset by an increase in aftermarket (7%). The decrease contributed by “Other” includes approximately $28 million of asset impairment charges recorded in the second quarter of 2010. These charges relate primarily to the expected disposition of an aerospace business as part of Hamilton Sundstrand’s efforts to implement low cost sourcing initiatives.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Revenues decreased $55 million (2%) in the first six months of 2010, compared with the same period of 2009. The organic revenue contraction reflects volume decline in the aerospace businesses (4%), partially offset by an increase in the industrial businesses (1%). The decrease within aerospace was attributable to a decline in OEM (5%), partially offset by an increase in aftermarket (1%).

Operating profits increased $46 million (12%) in the first six months of 2010, compared with the same period of 2009. The increase in operational profit is primarily attributable to an increase in the industrial businesses (8%), partially offset by a decrease in the aerospace businesses (2%). The decrease within aerospace was due to a decline in OEM (7%) partially offset by an increase in aftermarket (5%). The decrease contributed by “Other” includes approximately $28 million of asset impairment charges recorded in the second quarter of 2010. These charges relate primarily to the expected disposition of an aerospace business as part of Hamilton Sundstrand’s efforts to implement low cost sourcing initiatives.

Sikorsky –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue / Operational operating profit	22%	33%	12%	21%
Acquisitions and divestitures, net	—	(6)%	—	(3)%
Other	—	—	—	8%

Total % change	22%	27%	12%	26%

Quarter Ended June 30, 2010 Compared with Quarter Ended June 30, 2009

Revenues increased $302 million (22%) in the second quarter of 2010, compared with the same period of 2009. Organic revenue growth was primarily driven by increased military revenues (20%).

Operating profits increased $36 million (27%) in the second quarter of 2010, compared with the same period of 2009. The operational profit improvement was primarily attributable to increased aircraft deliveries, lower manufacturing costs, and favorable mix for aircraft within military (combined 49%). This increase was partially offset primarily by increased research and development costs. The 6% decrease contributed in “Acquisitions and divestitures, net” reflects start-up costs of a new equity investment in the United Arab Emirates in 2010.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Revenues increased $334 million (12%) in the first six months of 2010, compared with the same period of 2009. Organic revenue growth was primarily driven by an increase in military revenues (12%).

Operating profits increased $65 million (26%) in the first six months of 2010, compared with the same period of 2009. The operational profit improvement was primarily attributable to increased aircraft deliveries and favorable mix for aircraft within military (combined 31%) partially offset by higher research and development costs (10%). The impact from reduced operational profit within commercial operations, primarily due to commercial market weakness and a less favorable aircraft configuration mix, was offset by operational profit growth from aftermarket operations and customer funded development programs. The 3% decrease contributed in “Acquisitions and divestitures, net” reflects start-up costs of a new equity investment in the United Arab Emirates in 2010. The 8% increase contributed by “Other” primarily reflects the absence of prior year costs associated with a union contract ratified in the first quarter of 2009.

Eliminations and other— The year-over-year change in revenues for the second quarter of 2010, as compared with the same period of 2009, primarily reflects a $24 million favorable pretax interest adjustment associated with the resolution of an uncertain temporary tax item, partially offset by the impact in the second quarter of 2010 from the early redemption of long-term debt that was due November 15, 2010, and losses associated with our equity investment in Clipper. Including the items noted above, the year-over-year change in operating profit also reflects the adverse impact of pension curtailment costs.

LIQUIDITY AND FINANCIAL CONDITION

(in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Cash and cash equivalents	$4,997	$4,449	$4,016
Total debt	12,065	9,744	10,816
Net debt (total debt less cash and cash equivalents)	7,068	5,295	6,800
Total equity[1]	20,915	20,999	18,087
Total capitalization (debt plus equity)[1]	32,980	30,743	28,903
Net capitalization (debt plus equity less cash and cash equivalents)[1]	27,983	26,294	24,887
Debt to total capitalization[1]	37%	32%	37%
Net debt to net capitalization[1]	25%	20%	27%

Note 1	During 2009, we adopted the FASB Accounting Standards Update (ASU) for redeemable equity instruments, applicable for all noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests). The standards require redeemable noncontrolling interests to be reported in the mezzanine section of the balance sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. As a result of this adoption, we have retroactively reclassified “Redeemable noncontrolling interests” in the mezzanine section of the balance sheet and have increased them to redemption value, where required, resulting in a $319 million reclassification from total equity at June 30, 2009. Additional discussion of the accounting for redeemable noncontrolling interests is included in Note 9 to the Condensed Consolidated Financial Statements.

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

Distress in the financial markets over the last several years has had an adverse impact on financial markets including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business, are closely monitoring the impact on our customers and suppliers, and have determined that while there has been some impact to working capital, overall there has not been a significant effect on our financial position, results of operations or liquidity during the first six months of 2010. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. Due to the substantial improvement in equity markets during the course of 2009, our domestic pension funds experienced a positive return on assets of approximately 21% in 2009. During the first six months of 2010, the return on our domestic pension funds was insignificant. As a result of the positive returns experienced during 2009, as well as additional funding during 2009 and a change to the final average earnings formula, pension expense in 2010 is expected to be lower than 2009 levels.

Approximately 88% of our domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of our domestic pension plans (12%) is invested in less-liquid but market-valued investments, including real estate and private equity.

As discussed further below, our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates, including our $2.25 billion of long-term debt issuances in February 2010. In May 2010, we repaid the entire $600 million outstanding principal amount of our 4.375% notes at maturity, and in June 2010, we redeemed the entire $500 million outstanding principal amount of our 7.125% notes that were due November 15, 2010. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our current credit standing.

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

On occasion, we are required to maintain cash deposits with certain banks in respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of June 30, 2009, $346 million of restricted cash was reported in current assets in the Condensed Consolidated Balance Sheet. Restricted cash as of June 30, 2010 was not significant.

Cash Flow - Operating Activities

	Six Months Ended June 30,
(in millions)	2010	2009
Net cash flows provided by operating activities	$2,554	$2,025

The increase in cash generated from operating activities in the first six months of 2010 as compared with the same period in 2009 is due largely to the increase in net income attributable to common shareowners as a result of higher volumes, and to lower global pension cash contributions, partially offset by higher working capital cash requirements. During the first six months of 2010, the change in working capital resulted in a cash outflow of $397 million compared to a cash outflow of $196 million during the first six months of 2009, a year-over-year increase of $201 million. Accounts receivable increased approximately $550 million during the first six months of 2010 due to sales volume increases primarily at Carrier and Sikorsky during the second quarter. An increase in the cash expended on inventories (approximately $650 million) was more than offset by a corresponding increase in accounts payable (approximately $550 million) and accruals of approximately $285 million primarily associated with increased current tax liabilities.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. We made $261 million of cash contributions and contributed $250 million in UTC common stock to our global defined benefit pension plans in the first six months of 2010. We expect to make total cash contributions of $600 million to our global defined benefit pension plans during the year, including approximately $400 million to our domestic plans inclusive of the contributions to our domestic plans in the first six months of 2010. Expected contributions to our global defined pension plans in 2010 will meet or exceed the current funding requirements.

Cash Flow - Investing Activities

	Six Months Ended June 30,
(in millions)	2010	2009
Net cash flows used in investing activities	$(2,359)	$(527)

The increase in the net use of cash flows year-over-year in investing activities is largely a result of an increase in acquisitions activity in the first six months of 2010 as compared to the first six months of 2009. Investments in businesses in the first six months of 2010 primarily reflect the acquisition of the GE Security business for approximately $1.8 billion and the acquisition of a 49.9% equity stake in Clipper for approximately $270 million. We expect total investments in businesses in 2010 to be approximately $3 billion, including acquisitions completed during the first six months of 2010; however, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. Capital expenditures declined year-over-year as most of the businesses curtailed such expenditures in line with the volume reductions as a result of the challenging economic climate.

Customer financing activities was a net use of cash of $28 million for the first six months of 2010, compared to a net use of cash of $38 million for the same period in 2009. While we expect that 2010 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $875 million and $909 million related to commercial aircraft at June 30, 2010 and December 31, 2009, respectively, of which as much as $113 million may be required to be disbursed during 2010.

Cash Flow - Financing Activities

	Six Months Ended June 30,
(in millions)	2010	2009
Net cash flows provided by (used in) financing activities	$405	$(1,785)

The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. In February 2010, we issued $2.25 billion of long-term debt. We used the net proceeds from these issuances primarily to partially fund the acquisition of the GE Security business and to repay commercial paper borrowings. In May 2010, we repaid the entire $600 million outstanding principal amount of our 4.375% notes at maturity and in June 2010, we redeemed the entire $500 million outstanding principal amount of our 7.125% notes that were due November 15, 2010. We had approximately $1,225 million of commercial paper outstanding at June 30, 2010, all of which was scheduled to mature within one month.

At June 30, 2010, we had two committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion. One credit commitment is a $1.5 billion revolving credit agreement. As of June 30, 2010, there were no borrowings under this revolving credit agreement, which expires in October 2011. We also have a $1.0 billion multicurrency revolving credit agreement that is available for general funding purposes, including acquisitions. As of June 30, 2010, there were no borrowings under this revolving credit agreement, which expires in November 2011. The undrawn portions of both the $1.5 billion revolving credit agreement and $1.0 billion multicurrency revolving credit agreement are also available to serve as backup facilities for the issuance of commercial paper.

We repurchased $1,160 million of our common stock of which $1,150 million was paid for in the first six months of 2010, under a 60 million share repurchase program. On March 10, 2010, the Board of Directors authorized a new 60 million common share repurchase program that replaced the previous program, approved in June 2008, which was nearing completion. Share repurchases in the first six months of 2010 represent approximately 16.7 million shares, which includes 4.9 million shares repurchased under the previous program and 11.8 million shares repurchased under the new program. At June 30, 2010, approximately 48.2 million shares remain available for repurchase under the new share repurchase program. We expect total share repurchases in 2010 to be approximately $2.0 billion. However, total repurchases may vary depending upon various factors including the level of other investing activities. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs.

We paid dividends of $0.425 per share in the first quarter of 2010 totaling $373 million and $0.425 per share in the second quarter of 2010 totaling $371 million. On June 9, 2010, the Board of Directors declared a dividend of $0.425 per share payable September 10, 2010.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At June 30, 2010, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as otherwise disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2010. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2009 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO), and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO, and our Controller have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in September 2009 Pratt & Whitney announced plans to close a repair facility in East Hartford, Connecticut by the second quarter of 2010 and an engine overhaul facility in Cheshire, Connecticut by early 2011. The International Association of Machinists (IAM) subsequently filed a lawsuit in the U.S. District Court for the District of Connecticut in Hartford, Connecticut alleging that Pratt & Whitney’s decision to close these facilities and transfer certain work to facilities outside Connecticut breached the terms of its collective bargaining agreement with the IAM and seeking to enjoin Pratt & Whitney from moving the work for the duration of the current collective bargaining agreement. In February 2010, following a trial on the merits, the District Court issued a declaratory judgment permanently enjoining Pratt & Whitney from closing the facilities and transferring the work for the duration of the current collective bargaining agreement, which expires on December 5, 2010. Pratt & Whitney subsequently filed an appeal with the U.S. Court of Appeals for the Second Circuit. On July 8, 2010, the Court of Appeals upheld the District Court’s decision. Pratt & Whitney is reviewing this decision and considering its impact on Pratt & Whitney’s operations. Pratt & Whitney recorded $53 million of restructuring costs in 2009 and $5 million of restructuring costs in 2010 associated with these planned closures. We do not believe that resolution of this matter will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2009 Form 10-K, and Part II, Item 1 of our Form 10-Q for the quarter ended March 31, 2010.

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

Our Global Growth is Subject to a Number of Economic Risks

As widely reported, the global economic turmoil that began in 2008 continued throughout 2009 and into 2010, including widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme financial and economic conditions that include severely restricted credit and declines in real estate values. In recent months, certain indices and economic data have begun to show signs of improvement and stabilization in the macroeconomic environment. However, there can be no assurance that these improvements will be broad-based and sustainable, or that they will affect markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our revenues, results of operations, financial condition and ability to access capital. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airline customers and business jet operators, and government procurement. Strengthening of the rate of exchange for the U.S. dollar against certain major currencies such as the Euro, the Canadian dollar and other currencies also adversely affects our results. We are unable to predict the likely duration and severity of disruption in financial markets and adverse economic conditions in the U.S. and other countries.

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

The results of our commercial and military aerospace businesses, which generated approximately 42% of our consolidated revenues in 2009, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. While there have been recent positive signs in these industries, the challenging operating environment currently faced by commercial airlines is expected to continue. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace revenues and losses under existing contracts. In addition, capital spending and demand for aircraft engine and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions, pandemic health issues or major natural disasters could dramatically reduce both the demand for air travel and aftermarket sales and margins in our aerospace businesses. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2010, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. The space industry is also impacted by changing U.S. government budget priorities, the phase-out of existing programs, and other similar factors. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

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

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. We regularly invest substantial amounts in research and development efforts that pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of internal and supplier-produced parts and materials; performance of suppliers and subcontractors; achieving cost and production efficiencies; validation of innovative technologies and the level of customer interest in new technologies and products. These factors involve significant risks and uncertainties. We or our suppliers and subcontractors may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce aircraft engines, helicopters, aircraft systems and components and other products currently in development or pending required certifications. Any of the foregoing could adversely affect our business and results of operations.

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

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2010	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
April 1 - April 30	1,834	$74.52	1,833	55,903
May 1 - May 31	3,682	70.00	3,681	52,222
June 1 - June 30	3,981	66.79	3,979	48,243

Total	9,497	$69.52	9,493

On March 10, 2010, the Board of Directors authorized the repurchase of up to 60 million shares of our common stock. This new authorization replaces a previous program, approved in June 2008, which was nearing completion. Under this program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 4,000 shares were reacquired in transactions outside the program during the quarter.

In May 2010, we contributed 3,763,000 shares of our common stock valued at $250 million to our domestic defined benefit pension plans, in accordance with Section 4(2) of the Securities Act of 1933, as amended. This contribution will reduce our future obligations to fund the plans.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20100630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20100630.xsd)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20100630_pre.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20100630_lab.xml)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20100630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20100630_def.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

Dated: July 26, 2010	by:	/S/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated: July 26, 2010	by:	/S/ MARGARET M. SMYTH
Margaret M. Smyth
Vice President, Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20100630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20100630.xsd)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20100630_pre.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20100630_lab.xml)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20100630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20100630_def.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.