Form 10-Q
period 2010-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2010-10-25
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At September 30, 2010 there were 923,407,094 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2010

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,
(in millions, except per share amounts)	2010	2009
Revenues:
Product sales	$9,771	$9,398
Service sales	3,849	3,789
Other (expense) income, net	(93)	188

	13,527	13,375

Costs and Expenses:
Cost of products sold	7,124	7,353
Cost of services sold	2,543	2,483
Research and development	433	344
Selling, general and administrative	1,478	1,424

Operating profit	1,949	1,771
Interest expense	182	170

Income before income taxes	1,767	1,601
Income tax expense	468	456

Net income	1,299	1,145
Less: Noncontrolling interest in subsidiaries’ earnings	101	87

Net income attributable to common shareowners	$1,198	$1,058

Earnings Per Share of Common Stock:
Basic	$1.32	$1.15
Diluted	$1.30	$1.14

Dividends Per Share of Common Stock	$.43	$.39

Weighted average number of shares outstanding:
Basic shares	906	917
Diluted shares	919	929

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
(in millions, except per share amounts)	2010	2009
Revenues:
Product sales	$28,123	$27,387
Service sales	11,339	11,059
Other income, net	46	374

	39,508	38,820

Costs and Expenses:
Cost of products sold	20,949	21,220
Cost of services sold	7,465	7,324
Research and development	1,289	1,137
Selling, general and administrative	4,393	4,481

Operating profit	5,412	4,658
Interest expense	560	522

Income before income taxes	4,852	4,136
Income tax expense	1,394	1,126

Net income	3,458	3,010
Less: Noncontrolling interest in subsidiaries’ earnings	284	254

Net income attributable to common shareowners	$3,174	$2,756

Earnings Per Share of Common Stock:
Basic	$3.49	$3.00
Diluted	$3.43	$2.97

Dividends Per Share of Common Stock	$1.28	$1.16

Weighted average number of shares outstanding:
Basic shares	910	918
Diluted shares	925	928

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions)	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$5,731	$4,449
Accounts receivable, net	8,731	8,469
Inventories and contracts in progress, net	8,430	7,509
Future income tax benefits, current	1,603	1,689
Other assets, current	842	1,078

Total Current Assets	25,337	23,194

Customer financing assets	1,098	1,047
Future income tax benefits	2,308	2,102
Fixed assets	15,796	15,677
Less: Accumulated depreciation	(9,648)	(9,313)

Fixed assets, net	6,148	6,364

Goodwill	17,422	16,298
Intangible assets, net	4,070	3,538
Other assets	4,266	3,219

Total Assets	$60,649	$55,762

Liabilities and Equity
Short-term borrowings	$2,137	$254
Accounts payable	4,964	4,634
Accrued liabilities	12,425	11,792
Long-term debt currently due	94	1,233

Total Current Liabilities	19,620	17,913

Long-term debt	10,071	8,257
Future pension and postretirement benefit obligations	3,927	4,150
Other long-term liabilities	4,460	4,054

Total Liabilities	38,078	34,374

Redeemable noncontrolling interest	318	389
Shareowners’ Equity:
Common Stock	12,316	11,746
Treasury Stock	(16,920)	(15,408)
Retained earnings	29,384	27,396
Unearned ESOP shares	(169)	(181)
Accumulated other comprehensive loss	(3,357)	(3,487)

Total Shareowners’ Equity	21,254	20,066
Noncontrolling interest	999	933

Total Equity	22,253	20,999

Total Liabilities and Equity	$60,649	$55,762

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2010	2009
Operating Activities:
Net income attributable to common shareowners	$3,174	$2,756
Noncontrolling interest in subsidiaries’ earnings	284	254

Net income	3,458	3,010
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,008	925
Deferred income tax (benefit) provision	(123)	36
Stock compensation cost	112	110
Change in:
Accounts receivable	(169)	981
Inventories and contracts in progress	(932)	145
Other current assets	(46)	(58)
Accounts payable and accrued liabilities	1,178	(784)
Global pension contributions*	(699)	(633)
Other operating activities, net	443	146

Net cash flows provided by operating activities	4,230	3,878

Investing Activities:
Capital expenditures	(479)	(501)
Investments in businesses	(2,551)	(557)
Dispositions of businesses	200	107
Increase in customer financing assets, net	(29)	(36)
Other investing activities, net	173	256

Net cash flows used in investing activities	(2,686)	(731)

Financing Activities:
Issuance (repayment) of long-term debt, net	610	(965)
Increase (decrease) in short-term borrowings, net	1,882	(72)
Common Stock issued under employee stock plans	211	212
Dividends paid on Common Stock	(1,114)	(1,018)
Repurchase of Common Stock	(1,644)	(780)
Other financing activities, net	(253)	(285)

Net cash flows used in financing activities	(308)	(2,908)

Effect of foreign exchange rate changes on cash and cash equivalents	46	66

Net increase in cash and cash equivalents	1,282	305

Cash and cash equivalents, beginning of year	4,449	4,327

Cash and cash equivalents, end of period	$5,731	$4,632

*	Non-cash activities include contributions of UTC Common Stock of $250 million to domestic defined benefit pension plans in the second quarter of 2010. There were no contributions of UTC Common Stock in 2009.

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at September 30, 2010 and for the quarters and nine months ended September 30, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2009 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2009 (2009 Form 10-K).

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions and Dispositions. During the first nine months of 2010, our investment in business acquisitions was approximately $2.6 billion, including debt assumed of $32 million, principally reflecting the acquisitions of the General Electric (GE) Security business, and an equity stake in Clipper Windpower Plc (Clipper). On March 1, 2010, we completed the acquisition of the GE Security business for approximately $1.8 billion, including debt assumed of $32 million. The GE Security business supplies security and fire safety technologies for commercial and residential applications through a broad product portfolio that includes fire detection and life safety systems, intrusion alarms, and video surveillance and access control systems. This business is being integrated into our UTC Fire & Security segment during the course of 2010, and will enhance UTC Fire & Security’s geographic diversity with the strong North American presence and increased product and technology offerings of GE Security. In connection with the acquisition of GE Security, we recorded approximately $600 million of identifiable intangible assets and $1.1 billion of goodwill. The goodwill recorded reflects synergies expected to be realized through the combination of GE Security’s products, resources and management talent with those of the existing UTC Fire & Security business to enhance competitiveness, accelerate the development of certain product offerings, drive improved operational performance and secure additional service channels. Additionally, the combined businesses will allow for significant improvements to the cost structure through the rationalization of general and administrative expenditures as well as research and development efforts.

In January 2010, we completed the acquisition of a 49.5% equity stake in Clipper, a California-based wind turbine manufacturer that trades on the AIM London Stock Exchange. This investment is intended to expand our power generation portfolio and allow us to enter the wind power market by leveraging our expertise in blade technology, turbines and gearbox design. The total cost was £166 million (approximately $270 million) for the purchase of 84.3 million newly issued shares and 21.8 million shares from existing shareowners. We have accounted for this investment under the equity method of accounting. Subsequent to the initial purchase, we increased our investment to 49.9%. During the quarter ended September 30, 2010, we recorded a $159 million other-than-temporary impairment charge, on our equity investment in Clipper, in order to write-down our investment to market value as of September 30, 2010. This impairment is recorded within Other income, net on our Condensed Consolidated Statement of Operations.

In October 2010, we reached agreement with the management and independent members of the board of directors of Clipper on the terms of a cash offer to acquire all remaining shares of Clipper. The acquisition will be implemented by way of a court-approved scheme of arrangement under the UK Companies Act 2006, and remains subject to customary closing conditions and the approval of Clipper’s shareholders. Under the terms of the agreement, the acquisition is valued at 65 pence per share or £70 million (approximately $112 million). In connection with the agreement, we have also agreed to provide to Clipper’s operating subsidiary a loan facility permitting borrowings of up to $50 million for the period prior to closing of the acquisition. The facility would be guaranteed by Clipper and the operating subsidiary would grant a lien over certain of its assets subject to approval of Clipper shareholders.

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

Goodwill. Changes in our goodwill balances for the first nine months of 2010 were as follows:

(in millions)	Balance as of January 1, 2010	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of September 30, 2010
Otis	$1,382	$99	$(8)	$1,473
Carrier	3,252	14	(85)	3,181
UTC Fire & Security	5,641	1,115	(64)	6,692
Pratt & Whitney	1,237	—	(11)	1,226
Hamilton Sundstrand	4,496	1	(17)	4,480
Sikorsky	250	81	(1)	330

Total Segments	16,258	1,310	(186)	17,382
Eliminations and other	40	—	—	40

Total	$16,298	$1,310	$(186)	$17,422

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2010		December 31, 2009
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$1,950	$(911)	$1,814	$(833)
Patents and trademarks	440	(144)	369	(120)
Other, principally customer relationships	3,148	(1,161)	2,624	(1,047)

	5,538	(2,216)	4,807	(2,000)

Unamortized:
Trademarks and other	748	—	731	—

Total	$6,286	$(2,216)	$5,538	$(2,000)

Amortization of intangible assets for the quarter and nine months ended September 30, 2010 was $104 million and $283 million, respectively, compared with $88 million and $259 million for the same periods of 2009. Amortization of these intangible assets for 2010 through 2014 is expected to approximate $305 million per year.

Note 2: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2010	2009	2010	2009
Net income attributable to common shareowners	$1,198	$1,058	$3,174	$2,756

Basic weighted average number of shares outstanding	906	917	910	918
Stock awards	13	12	15	10

Diluted weighted average number of shares outstanding	919	929	925	928

Earnings Per Share of Common Stock:
Basic	$1.32	$1.15	$3.49	$3.00
Diluted	$1.30	$1.14	$3.43	$2.97

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be antidilutive. The number of stock awards excluded from the computation was 12.7 million and 12.6 million for the quarter and nine months ended September 30, 2010, respectively. For the quarter and nine months ended September 30, 2009, the number of stock awards excluded from the computation was 15.2 million and 35.7 million, respectively.

Note 3: Inventories and Contracts in Progress

(in millions)	September 30, 2010	December 31, 2009
Raw materials	$1,251	$1,281
Work-in-process	3,762	3,097
Finished goods	3,110	2,889
Contracts in progress	6,505	6,479

	14,628	13,746
Less:
Progress payments, secured by lien, on U.S. Government contracts	(299)	(264)
Billings on contracts in progress	(5,899)	(5,973)

	$8,430	$7,509

As of September 30, 2010 and December 31, 2009, the above inventory balances include capitalized contract development costs of $801 million and $862 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventory principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Note 4: Borrowings and Lines of Credit

(in millions)	September 30, 2010	December 31, 2009
Commercial paper	$1,945	$—
Other borrowings	192	254

Total short-term borrowings	$2,137	$254

At September 30, 2010, we had committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion under a $1.5 billion revolving credit agreement and a $1.0 billion multicurrency revolving credit agreement, both of which are available for general funding purposes, including acquisitions. As of September 30, 2010, there were no borrowings under either of these revolving credit agreements, which expire in October 2011 and November 2011, respectively. The undrawn portions under both of these agreements are also available to serve as backup facilities for the issuance of commercial paper. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

Long-term debt consists of the following:

(in millions)	September 30, 2010	December 31, 2009
4.375% notes due 2010*	$—	$600
7.125% notes due 2010*	—	500
6.350% notes due 2011*	—	500
6.100% notes due 2012*	500	500
4.875% notes due 2015*	1,200	1,200
5.375% notes due 2017*	1,000	1,000
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	—
8.750% notes due 2021	250	250
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	—
Project financing obligations	125	158
Other (including capitalized leases)	168	110

Total long-term debt	10,165	9,490
Less current portion	(94)	(1,233)

Long-term debt, net of current portion	$10,071	$8,257

*	We may redeem some or all of these series of notes at any time at a redemption price in U.S. dollars equal to the greater of 100% of the principal amount outstanding of the applicable series of notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the applicable series of notes to be redeemed. The discounts applied on such redemptions are based on a semiannual calculation at an adjusted treasury rate plus 10-50 basis points. The redemption price will also include interest accrued to the date of redemption on the principal balance of the notes being redeemed.

In February 2010, we issued two series of fixed rate notes that pay interest semiannually, in arrears, on April 15 and October 15 of each year beginning October 15, 2010. The $1.25 billion principal amount of fixed rate notes bears interest at a rate equal to 4.500% per year and matures on April 15, 2020. The $1.0 billion principal amount of fixed rate notes bears interest at a rate equal to 5.700% per year and matures on April 15, 2040. The proceeds from these notes were used primarily to fund a portion of the GE Security business acquisition, and to repay commercial paper borrowings.

In May 2010, we repaid the entire $600 million outstanding principal amount of our 4.375% notes at maturity. In June 2010, we redeemed the entire $500 million outstanding principal amount of our 7.125% notes that were due November 15, 2010. In September 2010, we redeemed the entire $500 million outstanding principal amount of our 6.350% notes that were due March 1, 2011.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized. Interest accrued in relation to unrecognized tax benefits is recorded in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $30 million to a net decrease of $130 million resulting from additional worldwide uncertain tax positions, from the re-evaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is €198 million (approximately $264 million) of tax benefits that we have claimed related to a 1998 German reorganization. These tax benefits are currently being reviewed by the German Tax Office in the course of an audit of tax years 1999 to 2000. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. In May 2010, the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.

In 2009, the Internal Revenue Service (IRS) Examination Division completed its review of tax years 2004 and 2005, and certain proposed tax adjustments, with which the Company did not agree, were transferred to the IRS Appeals Division for resolution discussions. The Company expects these resolution discussions to be ongoing into 2011. In 2009, the IRS Examination Division also commenced review activity of tax years 2006, 2007 and 2008, which is expected to continue through 2011.

The effective tax rate for the quarter ended September 30, 2010 has decreased as compared to the same period of 2009. This decrease is largely driven by a $102 million net tax benefit associated with management’s intention to repatriate additional high tax dividends for the current year to the U.S. in 2010 as a result of recent U.S. tax legislation. This net tax benefit was partially offset by the non-deductibility of impairment charges, primarily driven by a $159 million other-than-temporary impairment charge on our equity investment in Clipper, and the tax effects of net gains from dispositions associated with Carrier’s ongoing portfolio transformation to a higher returns business. The effective tax rate for the quarter ended September 30, 2009 reflects the tax effects of the previously disclosed Carrier and Watsco transaction and a $32 million adverse tax impact associated with a foreign reorganization, net of the reduction to tax expense relating to the re-evaluation of our tax liabilities and contingencies based on global examination activity in the quarter.

The effective tax rate for the nine months ended September 30, 2010 increased as compared to the same period of 2009 as a result of the adverse impact from the health care legislation related to the Medicare Part D program in the first quarter of 2010, the net tax effects of asset impairment charges in the second quarter of 2010 and the impact from items disclosed above that were recorded in the quarter ended September 30, 2010. The effective tax rate for the nine months ended September 30, 2009 reflects a $25 million favorable tax impact in the first quarter of 2009 related to the formation of a commercial venture, the non-taxability in the second quarter of 2009 of a gain recognized at Otis and the net adverse impacts of the third quarter 2009 items disclosed above.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to these plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Defined Benefit Plans	$438	$182	$949	$633

Defined Contribution Plans	$46	$43	$142	$144

In the first nine months of 2010, we made contributions of $801 million to our domestic defined benefit pension plans, including $350 million in the third quarter of 2010. Included in the total domestic contributions made through the first nine months of 2010 is a $250 million contribution of UTC common stock in the second quarter of 2010. In the first nine months of 2009, we made contributions of $551 million to our domestic defined benefit pension plans, including $150 million which was contributed in the third quarter of 2009. There were no contributions of UTC common stock to our domestic defined benefit pension plans in 2009.

The following tables illustrate the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
(in millions)	2010	2009	2010	2009
Service cost	$99	$108	$1	$—
Interest cost	321	324	11	12
Expected return on plan assets	(430)	(416)	—	(1)
Amortization	(4)	14	(1)	—
Recognized actuarial net loss	71	56	—	—
Net settlement and curtailment loss	—	84	—	—

Total net periodic benefit cost	$57	$170	$11	$11

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Service cost	$297	$322	$2	$2
Interest cost	963	959	34	37
Expected return on plan assets	(1,289)	(1,218)	—	(1)
Amortization	(12)	42	(2)	(2)
Recognized actuarial net loss (gain)	213	168	(1)	(2)
Net settlement and curtailment loss	17	101	—	—

Total net periodic benefit cost	$189	$374	$33	$34

Note 7: Restructuring and Other Costs

During the first nine months of 2010, we recorded net pre-tax restructuring and other costs and reversals in our business segments totaling $210 million for new and ongoing restructuring actions as follows:

(in millions)
Otis	$40
Carrier	32
UTC Fire & Security	53
Pratt & Whitney	48
Hamilton Sundstrand	11
Sikorsky	14
Eliminations and other	12

Total	$210

The net costs included $122 million recorded in cost of sales, $87 million in selling, general and administrative expenses and $1 million in other income, net. As described below, these costs primarily relate to actions initiated during 2010 and 2009.

2010 Actions. During the first nine months of 2010, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and consolidation of field operations. We recorded net pre-tax restructuring and other costs totaling $178 million, including $96 million in cost of sales and $82 million in selling, general and administrative expenses.

We expect the actions initiated in the first nine months of 2010 to result in net workforce reductions of approximately 3,300 hourly and salaried employees, the exiting of approximately 3.0 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2010, we have completed net workforce reductions of approximately 1,300 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011. No specific plans for significant other actions have been finalized at this time.

The following table summarizes the accrual balances and utilization by cost type for the 2010 restructuring actions:

(in millions)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at June 30, 2010	$71	$—	$4	$75
Net pre-tax restructuring costs	48	2	7	57
Utilization	(18)	(2)	(7)	(27)

Balance at September 30, 2010	$101	$—	$4	$105

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by type:

(in millions)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$186	$14	$62	$262
Costs incurred - quarter ended March 31, 2010	(42)	—	(7)	(49)
Costs incurred - quarter ended June 30, 2010	(58)	(12)	(2)	(72)
Costs incurred - quarter ended September 30, 2010	(48)	(2)	(7)	(57)

Balance at September 30, 2010	$38	$—	$46	$84

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by segment:

(in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2010	Costs Incurred Quarter Ended June 30, 2010	Costs Incurred Quarter Ended September 30, 2010	Remaining Costs at September 30, 2010
Otis	$60	$(11)	$(15)	$(16)	$18
Carrier	60	(8)	(17)	(5)	30
UTC Fire & Security	67	(9)	(13)	(21)	24
Pratt & Whitney	35	(19)	(4)	(6)	6
Hamilton Sundstrand	10	(2)	(5)	—	3
Sikorsky	18	—	(7)	(8)	3
Eliminations and other	12	—	(11)	(1)	—

Total	$262	$(49)	$(72)	$(57)	$84

2009 Actions. During the first nine months of 2010, we recorded net pre-tax restructuring and other costs and reversals totaling $43 million for restructuring actions initiated in 2009, including $26 million in cost of sales, $16 million in selling, general and administrative expenses and $1 million in other income, net. The 2009 actions relate to ongoing cost reduction efforts, including workforce reductions, the consolidation of field operations and the consolidation of repair and overhaul operations.

As of September 30, 2010, we have completed net workforce reductions of approximately 13,300 employees of an expected 14,600 employees, and have exited 1.2 million net square feet of facilities of an expected 4.6 million net square feet. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011.

As previously disclosed, in September 2009, Pratt & Whitney announced plans to close a Connecticut repair facility by the second quarter of 2010 and a Connecticut engine overhaul facility by early 2011. The International Association of Machinists (IAM) subsequently filed a lawsuit in U.S. District Court alleging that Pratt & Whitney’s decision to close these facilities and transfer certain work to other facilities breached the terms of its collective bargaining agreement with the IAM and seeking to enjoin Pratt & Whitney from moving the work for the duration of the collective bargaining agreement. In February 2010, the District Court issued a judgment enjoining Pratt & Whitney from closing the facilities and transferring the work for the duration of the current collective bargaining agreement, which expires on December 5, 2010. Pratt & Whitney subsequently appealed the decision. On July 8, 2010, the Second Circuit Court of Appeals upheld the District Court’s decision. Pratt & Whitney is reviewing this decision and considering its impact on Pratt & Whitney’s operations. Pratt & Whitney recorded $53 million of restructuring costs in 2009 and $6 million of restructuring costs in 2010 associated with these planned closures. We do not believe that resolution of this matter will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

The following table summarizes the accrual balances and utilization by cost type for the 2009 restructuring actions:

(in millions)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Restructuring accruals at June 30, 2010	$182	$—	$21	$203
Net pre-tax restructuring costs	(4)	—	12	8
Utilization	(36)	—	(12)	(48)

Balance at September 30, 2010	$142	$—	$21	$163

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by type:

(in millions)	Severance	Asset Write-Downs	Facility Exit and Lease Termination Costs	Total
Expected costs	$703	$74	$108	$885
Costs incurred through December 31, 2009	(680)	(69)	(53)	(802)
Costs incurred - quarter ended March 31, 2010	(9)	(3)	(7)	(19)
Costs incurred - quarter ended June 30, 2010	—	(2)	(14)	(16)
Costs incurred - quarter ended September 30, 2010	4	—	(12)	(8)

Remaining costs at September 30, 2010	$18	$—	$22	$40

The following table summarizes expected, incurred and remaining costs for the 2009 restructuring actions by segment:

(in millions)	Expected Costs	Costs Incurred through December 31, 2009	Costs Incurred Quarter Ended March 31, 2010	Costs Incurred Quarter Ended June 30, 2010	Costs Incurred Quarter Ended September 30, 2010	Remaining Costs at September 30, 2010
Otis	$155	$(157)	$—	$(2)	$4	$—
Carrier	232	(205)	(10)	(1)	(1)	15
UTC Fire & Security	114	(103)	(1)	(6)	(3)	1
Pratt & Whitney	210	(174)	(8)	(5)	(7)	16
Hamilton Sundstrand	102	(90)	—	(2)	(2)	8
Sikorsky	6	(7)	—	—	1	—
Eliminations and other	63	(63)	—	—	—	—
General corporate expenses	3	(3)	—	—	—	—

Total	$885	$(802)	$(19)	$(16)	$(8)	$40

2008 Actions. As of September 30, 2010, we have approximately $18 million of accrual balances remaining related to 2008 actions.

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

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $8.9 billion and $9.0 billion at September 30, 2010 and December 31, 2009, respectively.

Commodity Forward Contracts. We enter into commodity forward contracts to reduce the risk of fluctuations in the price we pay for certain commodities (e.g., nickel) which are used directly in the production of our products, or are components of the products we procure to use in the production of our products. These hedges are economic hedges and the changes in fair value of these contracts are recorded currently in earnings in the period in which they occur. The fair value and outstanding notional amount of contracts hedging commodity exposures were insignificant at September 30, 2010 and December 31, 2009, respectively.

The following table summarizes the fair value of derivative instruments as of September 30, 2010 and December 31, 2009:

(in millions)	Balance Sheet Asset Location	September 30, 2010	December 31, 2009

Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other assets, current	$105	$107
Foreign Exchange Contracts	Other assets	20	33

		125	140

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other assets, current	56	113
Foreign Exchange Contracts	Other assets	6	5

		62	118

Total Asset Derivative Contracts		$187	$258

	Balance Sheet Liability Location
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Accrued liabilities	$5	$31
Foreign Exchange Contracts	Other long-term liabilities	4	4

		9	35

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Accrued liabilities	79	106
Foreign Exchange Contracts	Other long-term liabilities	3	3

		82	109

Total Liability Derivative Contracts		$91	$144

The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Gain recorded in Accumulated other comprehensive loss	$63	$148	$44	$150
Gain (loss) reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	35	(39)	76	(138)
Loss recognized in Other income, net on derivatives (ineffective portion)	—	—	—	(5)

Assuming current market conditions continue, a $75 million pre-tax gain is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2010, all derivative contracts accounted for as cash flow hedges mature by February 2013.

The effect on the Condensed Consolidated Statement of Operations from foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Gain (loss) recognized in Other income, net	$107	$17	$131	$(31)

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

During the three and nine months ended September 30, 2010, we had certain non-recurring measurements resulting in impairment charges of $159 million and $245 million, respectively. During the three months ended September 30, 2010, we recorded an other-than-temporary impairment charge on our equity investment in Clipper of $159 million, which had a previous carrying value of approximately $248 million. This impairment was determined by comparing the carrying value of the investment to the closing market value of the shares on September 30, 2010. As previously disclosed, during the quarter ended June 30, 2010, we recorded approximately $86 million of asset impairment charges related primarily to the expected disposition of certain businesses within both Carrier and Hamilton Sundstrand. For additional discussion refer to Note 1 to the Condensed Consolidated Financial Statements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 and December 31, 2009:

(in millions)	Total Carrying Value at September 30, 2010	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$700	$700	$—	$—
Derivative assets	187	—	187	—
Derivative liabilities	91	—	91	—

(in millions)	Total Carrying Value at December 31, 2009	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$664	$664	$—	$—
Derivative assets	258	—	258	—
Derivative liabilities	144	—	144	—

Valuation Techniques. Our available for sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of September 30, 2010, there were no significant transfers in and out of Level 1 and Level 2.

As of September 30, 2010, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$358	$318	$430	$408
Customer financing notes receivable	337	279	350	264
Long-term debt (excluding capitalized leases)	(10,108)	(11,993)	(9,442)	(10,361)

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

We have outstanding financing and rental commitments totaling approximately $1.1 billion at September 30, 2010. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair values of these financings are expected to equal the amounts funded. The fair values of the commitments themselves are not readily determinable and are not considered significant.

Note 9: Shareowners’ Equity and Noncontrolling Interest

A summary of the changes in Shareowners’ Equity and Noncontrolling interest comprising total equity for the quarters and nine months ended September 30, 2010 and 2009 is provided below:

	Quarter Ended September 30,
	2010			2009
(in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$19,933	$982	$20,915	$17,236	$851	$18,087
Comprehensive income for the period:
Net income	1,198	101	1,299	1,058	87	1,145
Other comprehensive income:
Foreign currency translation, net	808	45	853	473	38	511
Increases in unrealized gains from available-for-sale securities, net	25	—	25	63	—	63
Cash flow hedging gains	25	—	25	136	—	136
Change in pension and post-retirement benefit plans, net	23	—	23	11	—	11

Total other comprehensive income	881	45	926	683	38	721

Total comprehensive income for the period	2,079	146	2,225	1,741	125	1,866

Common Stock issued under employee plans	113	—	113	177	—	177
Common Stock repurchased	(490)	—	(490)	(430)	—	(430)
Dividends on Common Stock	(370)	—	(370)	(339)	—	(339)
Dividends on ESOP Common Stock	(16)	—	(16)	(14)	—	(14)
Dividends attributable to noncontrolling interest	—	(86)	(86)	—	(53)	(53)
Purchase of subsidiary shares from noncontrolling interest	—	(8)	(8)	(37)	(14)	(51)
Sale of subsidiary shares in noncontrolling interest	—	9	9	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	6	6
Disposition of noncontrolling interest	—	(18)	(18)	—	—	—
Redeemable noncontrolling interest in subsidiaries’ earnings	—	(6)	(6)	—	(5)	(5)
Redeemable noncontrolling interest in total other comprehensive income	—	(20)	(20)	—	14	14
Change in redemption value of put options	5	—	5	2	—	2

Equity, end of period	$21,254	$999	$22,253	$18,336	$924	$19,260

	Nine Months Ended September 30,
	2010			2009
(in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$20,066	$933	$20,999	$15,763	$918	$16,681
Comprehensive income for the period:
Net income	3,174	284	3,458	2,756	254	3,010
Other comprehensive income (loss):
Foreign currency translation, net	11	(3)	8	937	12	949
Increases in unrealized gains from available-for-sale securities, net	33	—	33	93	—	93
Cash flow hedging (losses) gains	(18)	—	(18)	208	—	208
Change in pension and post-retirement benefit plans, net	104	—	104	87	—	87

Total other comprehensive income (loss)	130	(3)	127	1,325	12	1,337

Total comprehensive income for the period	3,304	281	3,585	4,081	266	4,347
Common Stock issued under employee plans	439	—	439	397	—	397
Common Stock repurchased	(1,650)	—	(1,650)	(780)	—	(780)
Common Stock contributed to pension plans	250	—	250	—	—	—
Dividends on Common Stock	(1,114)	—	(1,114)	(1,018)	—	(1,018)
Dividends on ESOP Common Stock	(47)	—	(47)	(44)	—	(44)
Dividends attributable to noncontrolling interest	—	(233)	(233)	—	(244)	(244)
Purchase of subsidiary shares from noncontrolling interest	(2)	(12)	(14)	(64)	(24)	(88)
Sale of subsidiary shares in noncontrolling interest	—	36	36	—	—	—
Acquisition of noncontrolling interest	—	29	29	—	23	23
Disposition of noncontrolling interest	—	(18)	(18)	—	—	—
Redeemable noncontrolling interest in subsidiaries’ earnings	—	(22)	(22)	—	(13)	(13)
Redeemable noncontrolling interest in total other comprehensive income (loss)	—	5	5	—	(2)	(2)
Change in redemption value of put options	8	—	8	1	—	1

Equity, end of period	$21,254	$999	$22,253	$18,336	$924	$19,260

During 2009, we adopted the FASB ASU for redeemable equity instruments, applicable for all noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests). The standards require redeemable noncontrolling interests to be reported in the mezzanine section of the balance sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. As a result of this adoption, we have retroactively reclassified “Redeemable noncontrolling interests” in the mezzanine section of the balance sheet and have increased them to redemption value, where required, resulting in a $387 million reclassification from total equity at September 30, 2009.

A summary of the changes in Redeemable noncontrolling interest recorded in the mezzanine section of the balance sheet for the quarters and nine months ended September 30, 2010 and 2009 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Redeemable noncontrolling interest, beginning of period	$311	$319	$389	$245
Net income	6	5	22	13
Foreign currency translation, net	20	(14)	(5)	2
Dividends attributable to noncontrolling interest	(3)	(6)	(16)	(15)
Acquisition of noncontrolling interest	—	85	12	143
Purchase of subsidiary shares from noncontrolling interest	—	—	(65)	—
Disposition of noncontrolling interest	(11)	—	(11)	—
Change in redemption value of put options	(5)	(2)	(8)	(1)

Redeemable noncontrolling interest, end of period	$318	$387	$318	$387

Consistent with the requirements under the Business Combinations Topic of the FASB ASC and the accounting for noncontrolling interests in consolidated financial statements, changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarters and nine months ended September 30, 2010 and 2009 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Net income attributable to common shareowners	$1,198	$1,058	$3,174	$2,756

Transfers to noncontrolling interests - Decrease in common stock for purchase of subsidiary shares	—	(37)	(2)	(64)

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$1,198	$1,021	$3,172	$2,692

Note 10: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2009.

The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2010 and 2009 are as follows:

(in millions)	2010	2009
Balance as of January 1	$1,072	$1,136
Warranties and performance guarantees issued	310	275
Settlements made	(271)	(312)
Other	(6)	(24)

Balance as of September 30	$1,105	$1,075

Note 11: Collaborative Arrangements

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, revenues and risks are shared. Revenues generated from engine programs, spare parts sales, and aftermarket business under collaboration arrangements are recorded as earned in our financial statements. Amounts attributable to our collaborative partners for their share of revenues are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement of the collaborator’s share of program costs is recorded as a reduction of the related expense item at that time. As of September 30, 2010, the collaborators’ interests in all commercial engine programs ranged from 12% to 48%. Pratt & Whitney directs those programs and is the principal participant in all existing collaborative arrangements. There are no individually significant collaborative arrangements and none of the partners exceed 31% share in an individual program.

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

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky’s liability is approximately $87 million (including interest through September 2010). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims.

Other. On August 27, 2010, Rolls-Royce plc (Rolls-Royce) sued Pratt & Whitney in the U.S. District Court for the Eastern District of Virginia, alleging that fan blades on certain engines manufactured by Pratt & Whitney infringe a patent held by Rolls-Royce. Rolls-Royce seeks damages in an unspecified amount plus interest, an injunction, a finding of willful infringement, and attorneys’ fees. We intend to vigorously defend the case and do not believe that resolution of this matter will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. On September 27, 2010, Pratt & Whitney filed a complaint against Rolls-Royce in the U.S. District Court for the District of Connecticut alleging that various acts of Rolls-Royce directed at Pratt & Whitney violate the Connecticut Unfair Trade Practices Act and Section 43 of the Lanham Act, and constitute tortious interference with business expectancy or contractual relations with respect to Pratt & Whitney’s relationships with airlines, aircraft manufacturers and a joint venture partner. Pratt & Whitney’s complaint also seeks a declaratory judgment that the Rolls-Royce patent is invalid and unenforceable and that Pratt & Whitney’s fan blades do not infringe it.

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

Except as otherwise noted above, we do not believe that resolution of any of these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. All forward-looking statements concerning the possible or anticipated outcome of environmental, investigatory and litigation matters involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. For further information as to these risks and uncertainties, see “Cautionary Note Concerning Factors That May Affect Future Results” and Part III, Item 1A, “Risk Factors” in this Form 10-Q.

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

Results for the quarters and nine months ended September 30, 2010 and 2009 are as follows:

Quarter Ended September 30,	Revenues		Operating Profits		Operating Profit Margins
(in millions)	2010	2009	2010	2009	2010	2009
Otis	$2,914	$2,962	$678	$633	23.3%	21.4%
Carrier	2,964	3,007	380	312	12.8%	10.4%
UTC Fire & Security	1,657	1,383	187	149	11.3%	10.8%
Pratt & Whitney	3,250	3,031	547	444	16.8%	14.6%
Hamilton Sundstrand	1,419	1,400	255	247	18.0%	17.6%
Sikorsky	1,548	1,648	163	157	10.5%	9.5%

Total segments	13,752	13,431	2,210	1,942	16.1%	14.5%
Eliminations and other	(225)	(56)	(178)	(98)
General corporate expenses	—	—	(83)	(73)

Consolidated	$13,527	$13,375	$1,949	$1,771	14.4%	13.2%

Nine Months Ended September 30,	Revenues		Operating Profits		Operating Profit Margins
(in millions)	2010	2009	2010	2009	2010	2009
Otis	$8,483	$8,579	$1,915	$1,770	22.6%	20.6%
Carrier	8,528	8,594	852	594	10.0%	6.9%
UTC Fire & Security	4,695	3,999	478	297	10.2%	7.4%
Pratt & Whitney	9,440	9,322	1,505	1,347	15.9%	14.4%
Hamilton Sundstrand	4,147	4,183	680	626	16.4%	15.0%
Sikorsky	4,605	4,371	477	406	10.4%	9.3%

Total segments	39,898	39,048	5,907	5,040	14.8%	12.9%
Eliminations and other	(390)	(228)	(242)	(142)
General corporate expenses	—	—	(253)	(240)

Consolidated	$39,508	$38,820	$5,412	$4,658	13.7%	12.0%

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

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance includes factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU intends to enhance a financial statement user’s ability to evaluate the entity’s credit risk exposures and adequacy of its allowance for credit losses by requiring additional disclosure about the nature of credit risk inherent in the portfolio of receivables, factors and methodologies used in estimating the allowance for credit losses and activity that occurs during a period for both finance receivables and allowance for credit losses. The scope of this ASU is limited to financing receivables, excluding short-term trade accounts receivable and receivables measured at fair value or lower of cost or fair value. The guidance provides definitions of a finance receivable, portfolio segment, class of finance receivable, and credit quality indicator. This ASU also makes significant changes to the disclosure requirements, including further disaggregation of the information presented based on portfolio segment or class of finance receivable. The disclosures as of the end of a reporting period are effective in fiscal years, and interim periods within those years, ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. Comparative disclosures are required for the periods ending after initial adoption. We are currently evaluating this new ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and nine months ended September 30, 2010 and 2009, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 25, 2010, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries (the “Corporation”) as of September 30, 2010, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and 2009. This interim financial information is the responsibility of the Corporation’s management.

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

October 25, 2010

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

The global economy, which experienced a downturn throughout 2009, has continued to show signs of gradual improvement through the first nine months of 2010. However, although some economic indicators continue to trend positively, the overall rate of global recovery experienced to date has been mixed. The global airline industry continues to gain traction as airlines kept capacity additions well below air traffic growth leading to higher yields and capacity utilization. Commercial construction markets, however, remain generally weak, with strength in some emerging markets. Despite the uneven global recovery, our order rates remain robust with a few exceptions. Commercial aerospace spares orders at Pratt & Whitney and Hamilton Sundstrand increased 35% and 13%, respectively, in the third quarter of 2010 compared to the same period of 2009. This is consistent with our expectation of higher commercial aerospace aftermarket revenues in the second half of 2010. Carrier’s U.S. residential heating, ventilating, and air conditioning (HVAC) shipments declined in the third quarter of 2010 as a result of consumer spending related weakness, while orders at Hamilton Sundstrand’s short-cycle industrial businesses continue to grow. Orders in our long cycle businesses were mixed, as Otis new equipment orders were essentially flat, while both global new equipment orders at Carrier commercial HVAC and total orders at UTC Fire & Security each grew year-over-year in the third quarter of 2010. These improvements contributed to organic revenue growth of 3% in the third quarter of 2010. For the full year, we continue to expect organic revenue growth to be approximately 2%.

Total revenues increased 1% in the third quarter of 2010, as compared to the same period of 2009. This primarily reflects organic revenue growth (3%) partially offset by the impact of net adverse non-recurring items year-over-year, as further discussed below within “Results of Continuing Operations.” The beneficial impact from net acquisitions (1%) was offset by unfavorable foreign currency translation (1%). Along with the revenue increase, consolidated operating profit increased 10% in the third quarter of 2010, as compared with the same period of 2009. This year-over-year improvement reflects an increase in operational profit (11%) driven by higher volumes combined with the beneficial impact from our continued focus on cost reduction and previously initiated restructuring actions, as well as contributions from net acquisitions (2%), and the impact of currency hedges net of foreign currency translation (net combined 1%). The beneficial impact of lower restructuring costs (10%) was more than offset by the adverse impact of year-over-year non-recurring items, as further discussed below. For the remainder of the year, we expect operating performance to remain strong; however, we expect some adverse impacts on the rate of earnings growth, particularly from slower economic growth, tougher comparisons versus the prior year for Carrier, adverse foreign currency translation and higher research and development costs. Given the unevenness of the global economic recovery experienced to date, we will continue to focus on reducing structural costs to position us to grow earnings and drive margin expansion in 2011 and beyond.

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

Revenues at Otis decreased 1% in the first nine months of 2010 as lower volume (3%) was partially offset by the favorable impact of foreign currency translation (2%). The revenue decrease was due to a decline in new equipment sales, impacted by a weaker opening new equipment backlog, and partially offset by continued growth in contractual maintenance revenues. New equipment orders increased 6% (4% excluding the favorable impact of foreign currency translation) for the first nine months of 2010, as compared to the same period of 2009, primarily due to strong order growth in China and Europe, partially offset by continued weakness in North America. Pricing remained under pressure in all of Otis’ major markets.

Although total revenues at Carrier declined in the first nine months of 2010, compared to the same period of 2009, Carrier experienced organic revenue growth of 5% during the nine month period, as certain businesses benefited from strengthening market conditions, particularly the transport refrigeration business. In the third quarter of 2010, this continued strength in the transport refrigeration business as well as in the Asian and Latin American HVAC markets more than offset weakness in shipments of U.S. residential systems and led to organic revenue growth of 7% in the third quarter of 2010, compared to the same period of 2009. Additionally, Carrier commercial HVAC global new equipment orders increased 3% in the quarter, year-over-year. Carrier continued its transformation to a higher returns business, as evidenced by strong operating profit margin expansion in the third quarter of 2010.

UTC Fire & Security experienced a 17% increase in revenues in the first nine months of 2010, compared to the same period of 2009. This increase was driven primarily by the impact of net acquisitions, principally GE Security, partially offset by organic revenue contraction. Although organic revenue contracted in the first nine months of 2010, compared to the same period of 2009, revenues increased 1% organically in the third quarter of 2010, driven by the products businesses. Orders grew in the third quarter of 2010, as compared with the same period of 2009, reflecting strong orders in Asia, as well as in the global product businesses.

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

As noted previously, the global airline industry continues to gain traction as airlines have kept capacity additions well below air traffic growth leading to higher yields and capacity utilization. Airline traffic continued to grow year-over-year, and as a result we expect RPMs to grow approximately 6% worldwide in 2010. Orders of shorter cycle commercial aerospace spares grew year-over-year in the third quarter of 2010, with 35% growth in Pratt & Whitney’s large commercial spares orders and a 13% increase in Hamilton Sundstrand’s commercial spares orders. The improvement in commercial aerospace aftermarket order rates are in line with our expectation of higher commercial aerospace aftermarket revenues in the second half of 2010.

Although total revenues at Sikorsky decreased in the third quarter of 2010, as compared to the same period of 2009, due to the mix and timing of aircraft deliveries, Sikorsky continued to benefit from U.S. government spending. With the robust government demand, Sikorsky’s military backlog remains very strong.

Acquisition and Disposition Activity

Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the first nine months of 2010, our investment in business acquisitions was approximately $2.6 billion, including debt assumed of $32 million, and principally reflected the acquisition of the GE Security business and an equity stake in Clipper Windpower Plc (Clipper). The remainder of our investment in businesses for the first nine months of 2010 consisted of a number of small acquisitions in both our commercial and aerospace businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity, goodwill increased approximately $1.3 billion in the first nine months of 2010.

On March 1, 2010, we completed the acquisition of the GE Security business for approximately $1.8 billion, including debt assumed of $32 million. The GE Security business supplies security and fire safety technologies for commercial and residential applications through a broad product portfolio that includes fire detection and life safety systems, intrusion alarms, and video surveillance and access control systems. This business is being integrated into our UTC Fire & Security segment during the course of 2010, and will enhance UTC Fire & Security’s geographic diversity with the strong North American presence and increased product and technology offerings of GE Security. In connection with this transaction, we recorded approximately $600 million of identifiable intangible assets and $1.1 billion of goodwill. The goodwill recorded reflects synergies expected to be realized through the combination of GE Security’s products, resources and management talent with those of the existing UTC Fire & Security business to enhance competitiveness, accelerate the development of certain product offerings, drive improved operational performance and secure additional service channels. Additionally, the combined businesses will allow for significant improvements to the cost structure through the rationalization of general and administrative expenditures as well as research and development efforts.

In January 2010, we completed the acquisition of a 49.5% equity stake in Clipper, a California-based wind turbine manufacturer that trades on the AIM London Stock Exchange. This investment is intended to expand our power generation portfolio and allow us to enter the wind power market by leveraging our expertise in blade technology, turbines and gearbox design. The total cost was £166 million (approximately $270 million) for the purchase of 84.3 million newly issued shares and 21.8 million shares from existing shareowners. We have accounted for this investment under the equity method of accounting. Subsequent to the initial purchase, we increased our investment to 49.9%. During the quarter ended September 30, 2010, we recorded a $159 million other-than-temporary impairment charge, on our equity investment in Clipper, in order to write-down our investment to market value as of September 30, 2010. This impairment is recorded within Other income, net on our Condensed Consolidated Statement of Operations.

In October 2010, we reached agreement with the management and independent members of the board of directors of Clipper on the terms of a cash offer to acquire all remaining shares of Clipper. The acquisition will be implemented by way of a court-approved scheme of arrangement under the UK Companies Act 2006, and remains subject to customary closing conditions and the approval of Clipper’s shareholders. Under the terms of the agreement, the acquisition is valued at 65 pence per share or £70 million (approximately $112 million). In connection with the agreement, we have also agreed to provide to Clipper’s operating subsidiary a loan facility permitting borrowings of up to $50 million for the period prior to closing of the acquisition. The facility would be guaranteed by Clipper and the operating subsidiary would grant a lien over certain of its assets subject to approval of Clipper shareholders.

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

We expect to invest approximately $3.0 billion in acquisitions for 2010, including those investments made during the first nine months of 2010, although this will depend upon the timing, availability and the appropriate value of potential acquisition opportunities.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of 2010.

RESULTS OF CONTINUING OPERATIONS

Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2010	2009	% change	2010	2009	% change
Sales	$13,620	$13,187	3.3%	$39,462	$38,446	2.6%
Other income, net	(93)	188	(149.5)%	46	374	(87.7)%

Total revenues	$13,527	$13,375	1.1%	$39,508	$38,820	1.8%

Revenues in the third quarter of 2010, as compared to the same period of 2009, grew 3% organically. The adverse impacts of unfavorable foreign currency translation (1%) combined with net adverse non-recurring items (2%) recorded in Other income, net were partially offset by the beneficial impact from net acquisitions (1%). The increase in organic revenue largely reflects growth at Carrier and Pratt & Whitney. The growth at Carrier was driven primarily by continuing strength in the transport refrigeration business while a strong commercial aftermarket recovery contributed to the growth at Pratt & Whitney. Organic revenue growth also reflects the year-over-year beneficial impact of currency hedges at Pratt & Whitney Canada (P&WC). These organic revenue increases were partially offset by organic revenue contraction at Sikorsky.

Revenues for the first nine months of 2010, as compared to the same period of 2009, grew 1% organically. The favorable impact from foreign currency translation (1%) combined with the beneficial impact from net acquisitions (1%) more than offset the net adverse impact of one time items (1%) recorded in Other income, net. Organic revenue growth principally reflects growth at Carrier and Sikorsky, partially offset by organic contraction at Otis. Carrier’s organic revenue growth was driven by continuing strength in the transport refrigeration business, while Sikorsky’s growth was attributable to higher military revenues. The organic contraction at Otis was due to a decrease in new equipment sales.

The decline in Other income, net for the third quarter of 2010, as compared with the same period of 2009, primarily reflects the impact from a $159 million other-than-temporary impairment charge, recorded in the third quarter of 2010, on our equity investment in Clipper in order to bring the investment to market value. Lower equity income at Carrier as a result of an approximately $30 million valuation allowance charge in the third quarter of 2010 related to a unconsolidated foreign venture was partially offset by $24 million of net gains from dispositions associated with Carrier’s ongoing portfolio transformation. Also contributing to the year-over-year decline in Other income, net is the absence of a $57 million gain at Carrier as a result of the contribution of a majority of its U.S. residential sales and distribution businesses into a new venture and favorable pretax interest income adjustments of approximately $17 million related to global tax examination activity, both in the third quarter of 2009, and costs in the third quarter of 2010 associated with the early redemption of long-term debt.

The decline in Other income, net for the first nine months of 2010, as compared to the same period of 2009, reflects the impact from third quarter items noted above as well as the absence of a $52 million non-taxable gain recognized at Otis in the second quarter of 2009. This prior year gain related to the re-measurement to fair value of a previously held equity interest in a joint venture following the purchase of a controlling interest in that joint venture. The remaining year-over-year variance for the first nine months of 2010 is primarily attributable to a $24 million favorable pre-tax interest adjustment associated with the resolution of an uncertain temporary tax item recorded in the second quarter of 2010, partially offset by the costs associated with the early redemption of long-term debt during the 2010 period.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Gross margin	$3,953	$3,351	$11,048	$9,902
Percentage of sales	29.0%	25.4%	28.0%	25.8%

The increases in gross margin as a percentage of sales for both the third quarter of 2010 and the first nine months of 2010, as compared to 2009, were primarily driven by increased volumes and lower cost of sales resulting from continued focus on cost reductions, savings from previously initiated restructuring actions and net operational efficiencies. The improvement also reflects the beneficial impact from net acquisitions. The increase in gross margin as a percentage of sales in the third quarter of 2010 also reflects the beneficial impact of lower year-over-year restructuring costs (100 basis points). Similarly, the increase in gross margin as a percentage of sales for the first nine months of 2010 also reflects the beneficial impact of lower year-over-year restructuring charges (60 basis points) partially offset by the adverse impact of asset impairment charges (20 basis points) recorded in the second quarter of 2010 related to expected disposition activity at both Carrier and Hamilton Sundstrand.

Research and Development

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
(in millions)	Amount	% of sales	Amount	% of sales	Amount	% of sales	Amount	% of sales
Company-funded	$433	3.2%	$344	2.6%	$1,289	3.3%	$1,137	3.0%
Customer-funded	450	3.3%	550	4.2%	1,427	3.6%	1,583	4.1%

Total	$883	6.5%	$894	6.8%	$2,716	6.9%	$2,720	7.1%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year variations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses and relates largely to the next generation product family at Pratt & Whitney, the Boeing 787 program at Hamilton Sundstrand, and various engine programs at P&WC. The increase in year-over-year company-funded research and development in both the quarter ended and nine months ended September 30, 2010, as compared to the same periods of 2009, primarily reflects increases at the aerospace businesses as they continue to ramp up new product development programs and the incremental impact to UTC Fire & Security of the recent acquisition of the GE Security business. Company-funded research and development spending for the full year 2010 is now expected to increase by approximately $225 million from 2009 levels primarily due to incremental investments in the next generation product family at Pratt & Whitney, including the PurePower PW1000G engine, multiple new programs at Hamilton Sundstrand, and the impact of research and development activities at the recently acquired GE Security business.

The decrease in customer-funded research and development in the third quarter and first nine months of 2010, compared to the same periods in 2009 was primarily driven by a decrease at Pratt & Whitney related to a reduction in development spending on the Joint Strike Fighter program.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Selling, general and administrative expenses	$1,478	$1,424	$4,393	$4,481
Percentage of sales	10.9%	10.8%	11.1%	11.7%

The increase in selling, general and administrative expenses in the third quarter of 2010, as compared to the same period of 2009, is due primarily to the impact from recent acquisitions, particularly the acquisition of GE Security, partially offset by lower restructuring costs, the impact of cost reductions and the impact from restructuring and cost saving initiatives undertaken in 2009 in anticipation of adverse economic conditions.

The decrease in selling, general and administrative expenses in the first nine months of 2010, as compared to the same period of 2009, is due primarily to a continued focus on cost reduction and the impact from restructuring and cost saving initiatives undertaken in 2009 in anticipation of adverse economic conditions, partially offset by the impact from recent acquisitions. As a percentage of sales, the 60 basis point year-over-year decrease primarily reflects the impact of lower restructuring costs.

Interest Expense

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Interest expense	$182	$170	$560	$522
Average interest rate	5.4%	5.6%	5.6%	5.8%

The increase in interest expense in the third quarter of 2010 as compared to the same period of 2009 largely reflects the impact of higher average borrowings. Interest expense on our long-term debt increased as a result of the issuance of two series of fixed rate long-term notes totaling $2.25 billion in February 2010 (see further discussion in the “Liquidity and Financial Condition” section). This impact was partially offset by the absence of interest associated with the repayment at maturity in May 2010 of our $600 million of 4.375% notes due 2010 and the early redemption in June 2010 of the entire $500 million outstanding principal amount of our 7.125% notes that were due November 15, 2010.

Similar to the third quarter of 2010, the increase in interest expense for the first nine months of 2010, as compared to the same period of the prior year, reflects the impact of higher average borrowings. Aside from the impact of debt repayments noted above, the additional interest associated with the issuance of the long-term debt in February 2010 was also partially offset by the absence of interest related to the repayment in June 2009 of our $400 million of 6.500% notes due 2009. Interest expense also reflects the lower cost associated with our commercial paper borrowings.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Effective tax rate	26.5%	28.5%	28.7%	27.2%

The effective tax rate for the quarter ended September 30, 2010 has decreased as compared to the same period of 2009. This decrease is largely driven by a net $102 million tax benefit associated with management’s intention to repatriate additional high tax dividends from the current year to the U.S. in 2010 as a result of recent U.S. tax legislation. This net benefit was partially offset by the non-deductibility of impairment charges, primarily driven by a $159 million other-than-temporary impairment charge on our equity investment in Clipper, and the tax effects of net gains from dispositions associated with Carrier’s ongoing portfolio transformation. The effective tax rate for the quarter ended September 30, 2009 reflects the tax effects of the previously disclosed Carrier and Watsco transaction and a $32 million adverse tax impact associated with a foreign reorganization, net of the reduction to tax expense relating to the re-evaluation of our tax liabilities and contingencies based on global examination activity in the quarter.

The effective tax rate for the nine months ended September 30, 2010 increased as compared to the same period of 2009 as a result of the adverse impact from the health care legislation related to the Medicare Part D program in the first quarter of 2010, the net tax effects of asset impairment charges in the second quarter of 2010 and the impact from items disclosed above that were recorded in the quarter ended September 30, 2010. The effective tax rate for the nine months ended September 30, 2009 reflects a $25 million favorable tax impact in the first quarter of 2009 related to the formation of a commercial venture, the non-taxability in the second quarter of 2009 of a gain recognized at Otis and the net adverse impacts of the third quarter 2009 items disclosed above.

The effective tax rate for the full year of 2010 is expected to be approximately 27%, before the impact of any discrete events. We expect our effective tax rate in 2011 to be approximately 31%, depending on the outcome of various legislative tax matters and before the impact of any discrete events.

Net Income

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2010	2009	2010	2009
Net income	$1,299	$1,145	$3,458	$3,010
Less: Noncontrolling interest in subsidiaries’ earnings	101	87	284	254

Net income attributable to common shareowners	$1,198	$1,058	$3,174	$2,756

Diluted earnings per share	$1.30	$1.14	$3.43	$2.97

Although the average foreign exchange rate of the U.S. dollar was stronger in the third quarter of 2010, as compared to the same period of 2009, against certain currencies such as the Euro, the impact of foreign currency generated a positive impact of $.02 per diluted share on our operational performance in the third quarter of 2010. This year-over-year impact primarily represents the beneficial impact of hedging which more than offset adverse foreign currency translation at P&WC. At P&WC, the weakness of the

U.S. dollar in the third quarter of 2010 generated an adverse foreign currency translation impact as the majority of P&WC’s revenues are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. As a result of hedging programs currently in place, P&WC’s 2010 full year operating results will include a beneficial impact of hedging, net of foreign currency translation, of at least $150 million. For additional discussion of hedging, refer to Note 8 to the Condensed Consolidated Financial Statements.

Diluted earnings per share for the third quarter of 2010 include a net charge of $.09 per share from restructuring and non-recurring items. These non-recurring items include the previously noted $159 million other-than-temporary impairment charge on our equity investment in Clipper, partially offset by $24 million of net gains from dispositions related to Carrier’s ongoing portfolio transformation, and a $102 million net tax benefit associated with management’s intention to repatriate additional high tax dividends from the current year to the U.S. in 2010 as a result of recent U.S. tax legislation. We expect to initiate additional restructuring actions during the remainder of 2010. Including trailing costs from previously announced restructuring actions, we now expect a net $.28 charge to diluted earnings per share for anticipated restructuring costs and non-recurring items for the full year 2010. Except for those restructuring actions initiated during the first nine months of 2010, no specific plans for significant other actions have been finalized at this time. Diluted earnings per share for the third quarter of 2010 were also favorably impacted by approximately $.03 per share as a result of the shares repurchased since July 1, 2009 under our share repurchase program.

Restructuring and Other Costs

During the first nine months of 2010, we recorded pre-tax restructuring and other costs totaling $210 million for new and ongoing restructuring actions as follows:

(in millions)
Otis	$40
Carrier	32
UTC Fire & Security	53
Pratt & Whitney	48
Hamilton Sundstrand	11
Sikorsky	14
Eliminations and other	12

Total	$210

The net costs included $122 million recorded in cost of sales, $87 million in selling, general and administrative expenses and $1 million in other income, net. As described below, these costs primarily relate to actions initiated during 2010 and 2009.

2010 Actions. During the first nine months of 2010, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring and other costs totaling $178 million as follows: Otis $42 million, Carrier $30 million, UTC Fire & Security $43 million, Pratt & Whitney $29 million, Hamilton Sundstrand $7 million, Sikorsky $15 million and Eliminations and other $12 million. The charges included $96 million in cost of sales and $82 million in selling, general and administrative expenses. Those costs included $148 million for severance and related employee termination costs, $14 million for asset write-downs and $16 million for facility exit and lease termination costs.

We expect the 2010 actions that were initiated in the first nine months to result in net workforce reductions of approximately 3,300 hourly and salaried employees, the exiting of approximately 3.0 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2010, we have completed net workforce reductions of approximately 1,300 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011. Approximately 85% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first nine months of 2010, we had cash outflows of approximately $59 million related to the 2010 actions. We expect to incur additional restructuring and other costs of $84 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $200 million annually.

2009 Actions. During the first nine months of 2010, we recorded net pre-tax restructuring and other costs and reversals totaling $43 million for restructuring actions initiated in 2009. The 2009 actions relate to ongoing cost reduction efforts, including workforce reductions, the consolidation of field operations and the consolidation of repair and overhaul operations. We recorded the charges for the first nine months of 2010 as follows: Otis $(2) million, Carrier $12 million, UTC Fire & Security $10 million, Pratt & Whitney

$20 million, Hamilton Sundstrand $4 million and Sikorsky $(1) million. The charges included $26 million in cost of sales, $16 million in selling, general and administrative expenses and $1 million in other income, net. Those costs included $5 million for severance and related employee termination costs, $5 million for asset write-downs and $33 million for facility exit and lease termination costs.

We expect the 2009 actions to result in net workforce reductions of approximately 14,600 hourly and salaried employees, the exiting of approximately 4.6 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2010, we have completed net workforce reductions of approximately 13,300 employees and exited 1.2 million net square feet of facilities. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2010 and 2011. Approximately 60% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first nine months of 2010, we had cash outflows of approximately $180 million related to the 2009 actions. We expect to incur additional restructuring and other costs of $40 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $700 million annually.

In September 2009, Pratt & Whitney announced plans to close a repair facility and an engine overhaul facility in Connecticut. For additional information concerning litigation related to this matter, refer to Note 7 to the Condensed Consolidated Financial Statements.

Additional 2010 Actions. We expect to initiate additional restructuring actions during the remainder of 2010. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended September 30, 2010 and 2009 are included in “Eliminations and other” below, which also includes certain small subsidiaries.

Results for the quarters ended September 30, 2010 and 2009 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions)	2010	2009	2010	2009	2010	2009
Otis	$2,914	$2,962	$678	$633	23.3%	21.4%
Carrier	2,964	3,007	380	312	12.8%	10.4%
UTC Fire & Security	1,657	1,383	187	149	11.3%	10.8%
Pratt & Whitney	3,250	3,031	547	444	16.8%	14.6%
Hamilton Sundstrand	1,419	1,400	255	247	18.0%	17.6%
Sikorsky	1,548	1,648	163	157	10.5%	9.5%

Total segments	13,752	13,431	2,210	1,942	16.1%	14.5%
Eliminations and other	(225)	(56)	(178)	(98)
General corporate expenses	—	—	(83)	(73)

Consolidated	$13,527	$13,375	$1,949	$1,771	14.4%	13.2%

Third quarter 2010 and 2009 restructuring and other costs included in consolidated operating profit totaled $58 million and $231 million, respectively, as follows:

	Quarter Ended September 30,
(in millions)	2010	2009
Otis	$12	$52
Carrier	(1)	43
UTC Fire & Security	24	7
Pratt & Whitney	13	57
Hamilton Sundstrand	2	13
Sikorsky	7	—
Eliminations and other	1	59

Total	$58	$231

Results for the nine months ended September 30, 2010 and 2009 are as follows:

	Revenues		Operating Profits		Operating Profit Margins
(in millions)	2010	2009	2010	2009	2010	2009
Otis	$8,483	$8,579	$1,915	$1,770	22.6%	20.6%
Carrier	8,528	8,594	852	594	10.0%	6.9%
UTC Fire & Security	4,695	3,999	478	297	10.2%	7.4%
Pratt & Whitney	9,440	9,322	1,505	1,347	15.9%	14.4%
Hamilton Sundstrand	4,147	4,183	680	626	16.4%	15.0%
Sikorsky	4,605	4,371	477	406	10.4%	9.3%

Total segments	39,898	39,048	5,907	5,040	14.8%	12.9%
Eliminations and other	(390)	(228)	(242)	(142)
General corporate expenses	—	—	(253)	(240)

Consolidated	$39,508	$38,820	$5,412	$4,658	13.7%	12.0%

For the first nine months of 2010 and 2009, restructuring and other costs included in consolidated operating profit totaled $210 million and $695 million, respectively, as follows:

	Nine Months Ended September 30,
(in millions)	2010	2009
Otis	$40	$131
Carrier	32	139
UTC Fire & Security	53	107
Pratt & Whitney	48	177
Hamilton Sundstrand	11	69
Sikorsky	14	7
Eliminations and other	12	62
General corporate expenses	—	3

Totals	$210	$695

The tables and segment discussions that follow address the factors that contributed to the year-over-year changes in revenues and operating profits:

Otis –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue / Operational operating profit	(1)%	5%	(3)%	6%
Foreign currency translation	(2)%	(4)%	2%	1%
Acquisitions and divestitures, net	1%	—	1%	—
Restructuring and other costs	—	6%	—	5%
Other	—	—	(1)%	(4)%

Total % change	(2)%	7%	(1)%	8%

Quarter Ended September 30, 2010 Compared with Quarter Ended September 30, 2009

Revenues decreased $48 million (2%) in the third quarter of 2010, compared with the same period of 2009. The organic revenue decline in the quarter was due to a decrease in new equipment sales, as growth in China, the Middle East, and certain other emerging markets was more than offset by declines in North America. The decrease in new equipment sales was partially offset by growth in the contractual maintenance and repair businesses.

Operating profits increased $45 million (7%) in the third quarter of 2010, compared with the same period of 2009. The operational profit increase in the quarter was due to benefits from higher service volume globally and ongoing cost reduction programs, which more than offset the impact of lower new equipment volume and pricing.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenues decreased $96 million (1%) in the first nine months of 2010, compared with the same period of 2009. The organic revenue decline was due to a decrease in new equipment sales in North America and Europe, partially offset by a strong rebound in China. The decrease in new equipment sales was partially offset by continued growth in the service business. The decrease contributed by “Other” primarily reflects the absence of a $52 million gain recognized in the second quarter of 2009.

Operating profits increased $145 million (8%) in the first nine months of 2010, compared with the same period of 2009. Operational profit improvement was due to benefits from higher maintenance volume and the benefits of aggressive cost reduction programs. The decrease contributed by “Other” primarily reflects the absence of a $52 million gain recognized in the second quarter of 2009.

Carrier –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue / Operational operating profit	7%	29%	5%	46%
Foreign currency translation	(1)%	(2)%	1%	—
Acquisitions and divestitures, net	(5)%	1%	(6)%	2%
Restructuring and other costs	—	14%	—	18%
Other	(2)%	(20)%	(1)%	(23)%

Total % change	(1)%	22%	(1)%	43%

Quarter Ended September 30, 2010 Compared with Quarter Ended September 30, 2009

Revenues decreased $43 million (1%) in the third quarter of 2010, compared with the same period of 2009. Organic revenue growth was driven primarily by improvement in the transport refrigeration and Asian and Latin American HVAC markets, offset slightly by weakness in the U.S. residential systems market. The decrease contributed by “Other” reflects the year-over-year net impact of transactions resulting from dispositions associated with Carrier’s ongoing portfolio transformation, including the absence of a $57 million gain recognized in July 2009 from the contribution of the majority of the U.S. Residential Sales and Distribution business into a new venture formed with Watsco, and an approximately $30 million valuation allowance charge, reflected within equity income, in the third quarter of 2010 related to a unconsolidated foreign venture.

Operating profits increased $68 million (22%) in the third quarter of 2010, compared with the same period of 2009. The carry-over benefits of cost reduction and restructuring together with strong conversion on organic revenue growth, particularly in the higher margin transport refrigeration business, drove the operational profit improvement. These benefits (combined 36%) were partially offset by increased commodity costs (7%). The decrease contributed by “Other” reflects the year-over-year net impact of transactions resulting from dispositions associated with Carrier’s ongoing portfolio transformation, including the absence of a prior year gain recognized from the transaction with Watsco, and an approximately $30 million valuation allowance charge, reflected within equity income, in the third quarter of 2010 related to a unconsolidated foreign venture.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenues decreased $66 million (1%) in the first nine months of 2010, compared with the same period of 2009. Organic revenue growth was driven by improvement in the transport refrigeration, Asian and Latin America HVAC, and U.S. residential systems markets, partially offset by a decline in both the U.S. and European commercial HVAC equipment markets. The decrease contributed by “Acquisitions and divestitures, net” in the first nine months of 2010 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months, including the transaction in the third quarter of 2009 with Watsco. The decrease contributed by “Other” primarily reflects the year-over-year net impact of transactions resulting from dispositions associated with Carrier’s ongoing portfolio transformation, including the absence of a prior year gain recognized from the transaction with Watsco, as well as an approximately $30 million valuation allowance charge, reflected within equity income, in the third quarter of 2010 related to a unconsolidated foreign venture.

Operating profits increased $258 million (43%) in the first nine months of 2010, compared with the same period of 2009. The carry-over benefits of cost reduction and restructuring together with strong conversion on organic revenue growth, particularly in the higher margin transport refrigeration business, largely drove the operational profit improvement. These benefits (combined 49%) were partially offset by increased commodity costs (3%). The decrease contributed by “Other” primarily reflects the year-over-year net impact of transactions resulting from dispositions associated with Carrier’s ongoing portfolio transformation, including the absence of a prior year gain recognized from the transaction with Watsco, as well as an approximately $30 million valuation allowance charge, reflected within equity income, in the third quarter of 2010 related to a unconsolidated foreign venture. Additionally, included within “Other” is an approximately $58 million asset impairment charge recorded in the second quarter of 2010 associated with the expected disposition of a business.

UTC Fire & Security –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue / Operational operating profit	1%	7%	(4)%	(1)%
Foreign currency translation	(2)%	(1)%	2%	4%
Acquisitions and divestitures, net	21%	31%	19%	40%
Restructuring and other costs	—	(11)%	—	18%

Total % change	20%	26%	17%	61%

Quarter Ended September 30, 2010 Compared with Quarter Ended September 30, 2009

Revenues increased $274 million (20%) in the third quarter of 2010, compared with the same period of 2009. Organically, the revenue growth was driven primarily from the products businesses, with the service and install businesses flat year-over-year. Geographically, within the service and install businesses, the Americas and Europe experienced weakness in the third quarter of 2010 as a result of poor economic conditions. This was partially offset by growth in Asia, particularly China. The increase contributed by “Acquisitions and divestitures, net” primarily reflects the impact from the acquisition in March 2010 of the GE Security business.

Operating profits increased $38 million (26%) in the third quarter of 2010, compared with the same period of 2009. The operational profit improvement reflects the continuing benefits of productivity initiatives, integration of field operations and restructuring. The increase contributed by “Acquisitions and divestitures, net” primarily reflects the impact from the acquisition in March 2010 of the GE Security business.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenues increased $696 million (17%) in the first nine months of 2010, compared with the same period of 2009. Organically, the revenue contraction was driven by declines in the service and install (3%) and products (1%) businesses. Geographically, within the service and install businesses, the Americas and Europe experienced weakness in the first nine months of 2010 as a result of poor economic conditions. The increase contributed by “Acquisitions and divestitures, net” principally reflects the net year-over-year impact from acquisition and divestitures completed in the preceding twelve months, led by the acquisition in March 2010 of the GE Security business.

Operating profits increased $181 million (61%) in the first nine months of 2010, compared with the same period of 2009. The operational profit decline reflects the impact of organic volume contraction, mostly offset by the continuing benefits of productivity initiatives, integration of field operations and restructuring. The increase contributed by “Acquisitions and divestitures, net” primarily reflects the acquisition in March 2010 of the GE Security business.

Pratt & Whitney –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue* / Operational operating profit*	4%	3%	(3)%	(5)%
Foreign currency (including P&WC net hedging)*	4%	13%	4%	9%
Restructuring and other costs	—	10%	—	10%
Other	(1)%	(3)%	—	(2)%

Total % change	7%	23%	1%	12%

*	As discussed further in the “Business Overview” and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, for Pratt & Whitney only, the transactional impact of foreign exchange hedging at P&WC has been netted against the translational foreign exchange impact for presentation purposes in the above table. For all other segments, these foreign exchange transactional impacts are included within the organic revenue/operational operating profit caption in their respective tables. Due to its significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

Quarter Ended September 30, 2010 Compared with Quarter Ended September 30, 2009

Revenues increased $219 million (7%) in the third quarter of 2010, compared with the same period of 2009. Organic revenue growth primarily reflects the impact from higher commercial aftermarket volumes (6%). Declines at Pratt & Whitney Power Systems (1%) and Pratt & Whitney Rocketdyne (1%) were partially offset by higher military revenues to account for the majority of the remaining year-over-year change. The impact from foreign currency reflects the beneficial transactional impact of foreign exchange hedging at P&WC.

Operating profits increased $103 million (23%) in the third quarter of 2010, compared with the same period of 2009. The operational profit increase was primarily driven by profits associated with the higher volumes noted above, partially offset by the absence of the net beneficial impact of terminating or otherwise settling certain contracts (13%) in 2009, and an increase in research and development costs (4%) year-over-year.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenues increased $118 million (1%) in the first nine months of 2010, compared with the same period of 2009. The decrease in organic revenues is primarily attributable to decreased engine volumes at P&WC (4%). The impact from foreign currency reflects the beneficial transactional impact of foreign exchange hedging at P&WC.

Operating profits increased $158 million (12%) in the first nine months of 2010, compared with the same period of 2009. The operational profit decline was primarily driven by lower profits associated with decreased engine volumes at P&WC (6%) and the impact of higher research and development costs (2%) year-over-year, partially offset by higher profit contribution associated with increased military engine volumes (3%).

Hamilton Sundstrand –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue / Operational operating profit	4%	8%	(1)%	7%
Foreign currency translation	(1)%	(1)%	—	—
Acquisitions and divestitures, net	—	(1)%	—	—
Restructuring and other costs	—	4%	—	9%
Other	(2)%	(7)%	—	(7)%

Total % change	1%	3%	(1)%	9%

Quarter Ended September 30, 2010 Compared with Quarter Ended September 30, 2009

Revenues increased $19 million (1%) in the third quarter of 2010, compared with the same period of 2009. The organic revenue growth reflects volume increase in both the industrial (3%) and aerospace (1%) businesses. The growth within aerospace was due to an increase in the OEM business (2%), with a slight decrease in aftermarket driven by the military business. The decrease contributed by “Other” primarily reflects the absence of a gain from the sale of a business in 2009.

Operating profits increased $8 million (3%) in the third quarter of 2010, compared with the same period of 2009. The increase in operational profit reflects an increase in both the industrial (6%) and aerospace (2%) businesses. The increase within aerospace was due to an increase in the OEM business (2%), while the aftermarket business was relatively flat. Favorable OEM operating profit was primarily offset by higher research and development costs (15%). The decrease contributed by “Other” primarily reflects the absence of a gain from the sale of a business in 2009.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenues decreased $36 million (1%) in the first nine months of 2010, compared with the same period of 2009. The organic revenue contraction reflects a decline in the aerospace businesses (2%), partially offset by an increase in the industrial businesses (1%). The decrease within aerospace was attributable to a decline in OEM (2%), while aftermarket was relatively flat.

Operating profits increased $54 million (9%) in the first nine months of 2010, compared with the same period of 2009. The increase in operational profit reflects an increase in the industrial businesses (8%) partially offset by a decrease in the aerospace businesses (1%). Within aerospace, a decline within the OEM business (4%) was partially offset by an increase in the aftermarket business (3%). The year-over-year change in OEM primarily reflects higher research and development costs (6%). The decrease contributed by “Other” primarily reflects the absence of a gain from the sale of a business in 2009 and the impact of asset impairment charges recorded in the second quarter of 2010.

Sikorsky –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
	Revenues	Operating Profits	Revenues	Operating Profits
Organic revenue / Operational operating profit	(6)%	9%	5%	13%
Acquisitions and divestitures, net	—	(1)%	—	(2)%
Restructuring and other costs	—	(4)%	—	(2)%
Other	—	—	—	8%

Total % change	(6)%	4%	5%	17%

Quarter Ended September 30, 2010 Compared with Quarter Ended September 30, 2009

Revenues decreased $100 million (6%) in the third quarter of 2010, compared with the same period of 2009. The organic revenue decline was primarily driven by a different mix of aircraft deliveries year-over-year, including lower foreign military sales and less favorable commercial aircraft configurations. This year-over-year impact was partially offset by increased aftermarket and higher U.S. military aircraft volumes in the current quarter.

Operating profits increased $6 million (4%) in the third quarter of 2010, compared with the same period of 2009. The operational profit improvement was primarily attributable to increased military aircraft deliveries (11%), partially offset by less favorable commercial aircraft configuration mix (7%). The remainder of the operational profit change primarily reflects increased volume in aftermarket support, partially offset by increased research and development costs. The 1% decrease within “Acquisitions and divestitures, net” reflects start-up costs of an equity investment in the United Arab Emirates in 2010.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenues increased $234 million (5%) in the first nine months of 2010, compared with the same period of 2009. Organic revenue growth was primarily attributable to an increase in military revenues (7%), which was partially offset by the impact on revenues from fewer aircraft deliveries from commercial operations (3%) due to commercial market weakness. The remainder of the increase reflects higher volume in aftermarket support.

Operating profits increased $71 million (17%) in the first nine months of 2010, compared with the same period of 2009. The operational profit improvement was primarily attributable to increased aircraft deliveries and more favorable mix of aircraft within military operations (17%), partially offset by reduced operational profit from commercial operations (6%) due primarily to commercial market weakness. Operational profit growth from aftermarket support and lower manufacturing costs more than offset increased research and development costs year-over-year. The 2% decrease within “Acquisitions and divestitures, net” reflects start-up costs of an equity investment in the United Arab Emirates in 2010. The 8% increase contributed by “Other” primarily reflects the absence of prior year costs associated with a union contract ratified in the first quarter of 2009.

Eliminations and other –

The year-over-year change in revenues for the third quarter of 2010, as compared with the same period of 2009, primarily reflects the current quarter $159 million other-than-temporary impairment charge on our equity investment in Clipper. The year-over-year change in operating profit for the third quarter of 2010, as compared with the same period of 2009, primarily reflects the previously disclosed impairment charge on our equity investment in Clipper, partially offset by the net impact from the absence of certain items in the third quarter of 2009. These items include restructuring costs related to the curtailment of our domestic pension plans ($59 million) and inventory reserves and project related reserves recorded at UTC Power, partially offset by favorable interest adjustments related to global tax examination activity in 2009.

The year-over-year change in revenues in the first nine months of 2010, as compared to the same period of 2009, primarily reflects the impact of the previously noted impairment charge on our equity investment in Clipper, the cost impact in 2010 from the early redemption of long-term debt and losses associated with our equity investment in Clipper. These adverse impacts were partially offset by the $24 million favorable pretax interest adjustment associated with the resolution of an uncertain temporary tax item in the second quarter of 2010. The year-over-year change in operating profit in the first nine months of 2010, as compared to the same period of 2009, primarily reflects the impacts noted above for the third quarter year-over-year. These adverse impacts were partially offset by the $24 million favorable pretax interest adjustment associated with the resolution of an uncertain temporary tax item in the second quarter of 2010.

LIQUIDITY AND FINANCIAL CONDITION

(in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Cash and cash equivalents	$5,731	$4,449	$4,632
Total debt	12,302	9,744	10,432
Net debt (total debt less cash and cash equivalents)	6,571	5,295	5,800
Total equity[1]	22,253	20,999	19,260
Total capitalization (debt plus equity)[1]	34,555	30,743	29,692
Net capitalization (debt plus equity less cash and cash equivalents)[1]	28,824	26,294	25,060
Debt to total capitalization[1]	36%	32%	35%
Net debt to net capitalization[1]	23%	20%	23%

Note 1	During 2009, we adopted the FASB Accounting Standards Update (ASU) for redeemable equity instruments, applicable for all noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests). The standards require redeemable noncontrolling interests to be reported in the mezzanine section of the balance sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. As a result of this adoption, we have retroactively reclassified “Redeemable noncontrolling interests” in the mezzanine section of the balance sheet and have increased them to redemption value, where required, resulting in a $387 million reclassification from total equity at September 30, 2009. Additional discussion of the accounting for redeemable noncontrolling interests is included in Note 9 to the Condensed Consolidated Financial Statements.

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows, which, after netting out capital expenditures, we target to equal or exceed net income attributable to common shareowners. For the full year of 2010, we expect operating cash flows less capital expenditures to exceed net income attributable to common shareowners. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, and the ability to attract long-term capital at satisfactory terms.

Distress in the financial markets over the last several years has had an adverse impact on financial markets including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business, are closely monitoring the impact on our customers and suppliers, and have determined that while there has been some impact to working capital, overall there has not been a significant effect on our financial position, results of operations or liquidity during the first nine months of 2010. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. Due to the substantial improvement in equity markets during the course of 2009, our domestic pension funds experienced a positive return on assets of approximately 21% in 2009. During the first nine months of 2010, the return on our domestic pension funds was approximately 11%. As a result of the positive returns experienced during 2009, as well as additional funding during 2009 and a change to the final average earnings formula, pension expense in 2010 has been lower than 2009 levels.

Approximately 89% of our domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of our domestic pension plans (11%) is invested in less-liquid but market-valued investments, including real estate and private equity.

As discussed further below, our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates, including our issuance of $2.25 billion of long-term debt in February 2010. In May 2010, we repaid the entire $600 million outstanding principal amount of our 4.375% notes at maturity. In June 2010, we redeemed the entire $500 million outstanding principal amount of our 7.125% notes that were due November 15, 2010 and in September 2010, we redeemed the entire $500 million outstanding principal amount of our 6.350% notes that were due March 1, 2011. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our current credit standing.

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

On occasion, we are required to maintain cash deposits with certain banks in respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of September 30, 2009, $79 million of restricted cash was reported in current assets in the Condensed Consolidated Balance Sheet. Restricted cash as of September 30, 2010 was not significant.

Cash Flow - Operating Activities

	Nine Months Ended September 30,
(in millions)	2010	2009
Net cash flows provided by operating activities	$4,230	$3,878

The increase in cash generated from operating activities in the first nine months of 2010 as compared with the same period in 2009 is due largely to the increase in net income attributable to common shareowners, partially offset by higher working capital cash requirements. During the first nine months of 2010, working capital was a source of cash of $31 million compared to a source of cash of $284 million during the first nine months of 2009, a year-over-year decrease of $253 million. This decline was primarily driven by higher accounts receivable due to improved sales volumes, partially offset by lower tax payments. Increased inventory was more than offset by increased accounts payable.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion. We made $551 million of cash contributions and contributed $250 million in UTC common stock to our domestic defined benefit pension plans and $148 million of cash contributions to our foreign pension plans in the first nine months of 2010. We expect to make total contributions of approximately $1 billion to our domestic defined benefit pension plans during the year, inclusive of the contribution of UTC common stock in the second quarter of 2010. Expected contributions to our global defined benefit pension plans in 2010 will meet or exceed the current funding requirements.

Cash Flow - Investing Activities

	Nine Months Ended September 30,
(in millions)	2010	2009
Net cash flows used in investing activities	$(2,686)	$(731)

The increase in cash used in investing activities is largely a result of an increase in acquisition activity in the first nine months of 2010, as compared with the same period of 2009. Investments in businesses in the first nine months of 2010 primarily reflect the acquisition of the GE Security business for approximately $1.8 billion and the acquisition of a 49.9% equity stake in Clipper for approximately $270 million. We expect total investments in businesses in 2010 to be approximately $3 billion, including acquisitions completed during the first nine months of 2010; however, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. Capital expenditures declined year-over-year as most of the businesses curtailed such expenditures in line with the volume reductions as a result of the challenging economic climate.

Customer financing activities were a net use of cash of $29 million for the first nine months of 2010, compared to a net use of cash of $36 million for the same period in 2009. While we expect that 2010 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had financing and rental commitments of approximately $1.1 billion and $909 million related to commercial aircraft at September 30, 2010 and December 31, 2009, respectively, of which as much as $109 million may be required to be disbursed during 2010.

Cash Flow - Financing Activities

	Nine Months Ended September 30,
(in millions)	2010	2009
Net cash flows used in financing activities	$(308)	$(2,908)

The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. In February 2010, we issued $2.25 billion of long-term debt. We used the net proceeds from these issuances primarily to fund a portion of the acquisition of the GE Security business and to repay commercial paper borrowings. In May 2010, we repaid the entire $600 million outstanding principal amount of our 4.375% notes at maturity. In June 2010, we redeemed the entire $500 million outstanding principal amount of our 7.125% notes that were due November 15, 2010 and in September 2010, we redeemed the entire $500 million outstanding principal amount of our 6.350% notes that were due March 1, 2011. We had approximately $1,945 million of commercial paper outstanding at September 30, 2010, all of which was scheduled to mature within one month.

At September 30, 2010, we had two committed credit agreements from banks permitting aggregate borrowings of up to $2.5 billion. One credit commitment is a $1.5 billion revolving credit agreement. As of September 30, 2010, there were no borrowings under this revolving credit agreement, which expires in October 2011. We also have a $1.0 billion multicurrency revolving credit agreement that is available for general funding purposes, including acquisitions. As of September 30, 2010, there were no borrowings under this revolving credit agreement, which expires in November 2011. The undrawn portions of both the $1.5 billion revolving credit agreement and $1.0 billion multicurrency revolving credit agreement are also available to serve as backup facilities for the issuance of commercial paper.

We repurchased $1,650 million of our common stock of which $1,644 million was paid for in the first nine months of 2010, under a 60 million share repurchase program. On March 10, 2010, the Board of Directors authorized a new 60 million common share repurchase program that replaced the previous program, approved in June 2008, which was nearing completion. Share repurchases in the first nine months of 2010 represent approximately 23.8 million shares, which includes 4.9 million shares repurchased under the previous program and 18.9 million shares repurchased under the new program. At September 30, 2010, approximately 41.1 million shares remain available for repurchase under the new share repurchase program. We expect total share repurchases in 2010 of at least $2.0 billion. However, total repurchases may vary depending upon various factors including the level of other investing activities. The share repurchase program continues to be a significant use of our cash flows and, at a minimum, is expected to offset the dilutive effect of the issuance of stock and options under stock-based employee benefit programs.

We paid dividends of $0.425 per share in the first quarter of 2010 totaling $373 million, $0.425 per share in the second quarter of 2010 totaling $371 million, and $0.425 per share in the third quarter of 2010 totaling $370 million. On October 13, 2010, the Board of Directors declared a dividend of $0.425 per share payable December 10, 2010.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At September 30, 2010, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as otherwise disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first nine months of 2010. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2009 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO) and the Senior Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and our CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 27, 2010, Rolls-Royce plc (Rolls-Royce) sued Pratt & Whitney in the U.S. District Court for the Eastern District of Virginia, alleging that fan blades on certain engines manufactured by Pratt & Whitney infringe a patent held by Rolls-Royce. Rolls-Royce seeks damages in an unspecified amount plus interest, an injunction, a finding of willful infringement, and attorneys’ fees. We intend to vigorously defend the case and do not believe that resolution of this matter will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. On September 27, 2010, Pratt & Whitney filed a complaint against Rolls-Royce in the U.S. District Court for the District of Connecticut alleging that various acts of Rolls-Royce directed at Pratt & Whitney violate the Connecticut Unfair Trade Practices Act and Section 43 of the Lanham Act, and constitute tortious interference with business expectancy or contractual relations with respect to Pratt & Whitney’s relationships with airlines, aircraft manufacturers and a joint venture partner. Pratt & Whitney’s complaint also seeks a declaratory judgment that the Rolls-Royce patent is invalid and unenforceable and that Pratt & Whitney’s fan blades do not infringe it.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2009 Form 10-K, and Part II, Item 1 of our Form 10-Q for the quarter ended June 30, 2010.

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

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Economic Conditions, Foreign Currency Fluctuations and Changes in Local Government Regulation

We conduct our business on a global basis, with approximately 59% of our total 2009 segment revenues derived from operations outside of the United States and from U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (primarily the commercial businesses) where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins may also be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non- U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

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

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2010	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
July 1 - July 31	1,495	$66.93	1,494	46,749
August 1 - August 31	2,442	68.84	2,441	44,308
September 1 - September 30	3,183	69.72	3,180	41,128

Total	7,120	$68.83	7,115

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

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.14	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated effective October 13, 2010.*

10.32	Services Agreement by and between United Technologies Corporation and Ari Bousbib, effective September 1, 2010.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20100930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20100930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20100930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20100930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20100930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20100930_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

Dated: October 25, 2010	by:	/S/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.14	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated effective October 13, 2010.*

10.32	Services Agreement by and between United Technologies Corporation and Ari Bousbib, effective September 1, 2010.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20100930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20100930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20100930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20100930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20100930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20100930_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.