Form 10-K
period 2010-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2011-02-10
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2010 was approximately $60,250,861,135, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 31, 2011, there were 920,456,248 shares of Common Stock outstanding.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the United Technologies Corporation 2010 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV hereof; and (2) portions of the United Technologies Corporation Proxy Statement for the 2011 Annual Meeting of Shareowners are incorporated by reference in Part III hereof.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2010

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K for

Year Ended December 31, 2010

Whenever reference is made in this Form 10-K to specific sections of UTC’s 2010 Annual Report to Shareowners (2010 Annual Report), those sections are incorporated herein by reference. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and product and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms “we,” “us,” “our” or “UTC,” unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries.

PART I

Item 1.	Business

General

United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable to the internal development of our existing businesses and to acquisitions. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report, especially the information contained therein under the heading “Business Overview.”

Our operating units include businesses with operations throughout the world. Otis, Carrier and UTC Fire & Security (collectively referred to as the commercial businesses) serve customers in the commercial and residential property industries worldwide. Carrier also serves commercial, industrial, transport refrigeration and food service equipment customers. Pratt & Whitney, Hamilton Sundstrand and Sikorsky (collectively referred to as the aerospace businesses) primarily serve commercial and government customers in both the original equipment and aftermarket parts and services markets of the aerospace industry. Hamilton Sundstrand, Pratt & Whitney and UTC Fire & Security also serve customers in certain industrial markets. For 2010, our commercial and industrial sales (generated principally by our commercial businesses) were approximately 57 percent of our consolidated net sales, and commercial aerospace and military aerospace sales were approximately 22 percent and 21 percent, respectively, of our consolidated net sales. Sales for 2010 from outside the United States, including U.S. export sales, were 60 percent of our total segment sales.

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

Otis—elevators, escalators, moving walkways and service.

Carrier—heating, ventilating, air conditioning (HVAC) and refrigeration systems, controls, services and energy-efficient products for residential, commercial, industrial and transportation applications.

UTC Fire & Security—fire and special hazard detection and suppression systems, firefighting equipment, security, monitoring and rapid response systems and service, and security personnel services.

Pratt & Whitney—commercial, military, business jet and general aviation aircraft engines, parts and services, industrial gas turbines, geothermal power systems and space propulsion.

Hamilton Sundstrand—aerospace products and aftermarket services, including power generation, management and distribution systems, flight control systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units, propeller systems and industrial products, including air compressors, metering pumps and fluid handling equipment.

Sikorsky—military and commercial helicopters, aftermarket helicopter and aircraft parts and services.

Segment financial data for the years 2008 through 2010, including financial information about foreign and domestic operations and export sales, appears in Note 18 to the Consolidated Financial Statements in our 2010 Annual Report. Segment sales as discussed below include intercompany sales, which are ultimately eliminated within the “Eliminations and other” category as reflected in the segment financial data in Note 18 to the Consolidated Financial Statements in our 2010 Annual Report. Similarly, total segment backlog as discussed below includes intercompany backlog.

Otis

Otis is the world’s largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators for low-, medium- and high-speed applications, as well as a broad line of escalators and moving walkways. In addition to new equipment, Otis provides modernization products to upgrade elevators and escalators as well as maintenance and repair services for both its products and those of other manufacturers. Otis serves customers in the commercial and residential property industries around the world. Otis sells directly to the end customer and, to a limited extent, through sales representatives and distributors.

Sales generated by Otis’ international operations were 82 percent and 80 percent of total Otis segment sales in 2010 and 2009, respectively. At December 31, 2010, Otis’ backlog was $13,923 million as compared to $14,550 million at December 31, 2009. Of the total Otis backlog at December 31, 2010, approximately $7,874 million is expected to be realized as sales in 2011.

Carrier

Carrier is the world’s largest provider of HVAC and refrigeration solutions, including controls for residential, commercial, industrial and transportation applications. Carrier also provides installation, retrofit and aftermarket services for the products it sells and those of other manufacturers in the HVAC and refrigeration industries. In 2010, Carrier continued to execute the business transformation strategy it began in 2008 by completing divestitures of several non-core businesses and taking noncontrolling equity interests in ventures with partners in Asia, the U.S., Europe, and the Middle East. These included a distribution venture to distribute Carrier heating and air conditioning products in California and the western United States, the sale of a controlling equity interest in Carrier’s Korean air conditioning operations, and the sale of a significant part of Carrier’s equity interest in a publicly-traded manufacturer and distributor of residential air conditioning products in Egypt and other parts of Africa. Carrier’s products and services are sold under Carrier and other brand names to building contractors and owners, homeowners, transportation companies, retail stores and food service companies. Through its venture with Watsco, Inc., Carrier distributes Carrier, Bryant, Payne and Totaline residential and light commercial HVAC products in the U.S. and selected territories in the Caribbean and Latin America. Carrier sells directly to end customers and through manufacturers’ representatives, distributors, wholesalers, dealers and retail outlets. Certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather. Carrier customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in the distribution channels. The principal incentive program provides reimbursements to distributors for offering promotional pricing on Carrier products. We account for incentive payments made as a reduction to sales.

Sales generated by Carrier’s international operations, including U.S. export sales, were 56 percent and 55 percent of total Carrier segment sales in 2010 and 2009, respectively. At December 31, 2010, Carrier’s backlog was $2,240 million as compared to $2,199 million at December 31, 2009. Substantially all of the backlog at December 31, 2010 is expected to be realized as sales in 2011.

UTC Fire & Security

UTC Fire & Security is a global provider of security and fire safety products and services. UTC Fire & Security provides electronic security products such as intruder alarms, access control systems and video surveillance systems and designs and manufactures a wide range of fire safety products including specialty hazard detection and fixed suppression products, portable fire extinguishers, fire detection and life safety systems, and other firefighting equipment. Services provided to the electronic security and fire safety industries include systems integration, video surveillance, installation, maintenance and inspection services. UTC Fire & Security also provides monitoring, response and security personnel services, including cash-in-transit security, to complement its electronic security and fire safety businesses. In 2010, we completed the acquisition of the GE Security business from General Electric Company. With the acquisition of GE Security, UTC strengthened its portfolio of security and fire safety technologies for commercial and residential applications, including fire detection and life safety systems, intrusion alarms, video surveillance and access control systems, and also significantly enhanced UTC Fire & Security’s North American presence. UTC Fire & Security products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants and other end-users requiring a high level of security and fire protection for their businesses and residences. UTC Fire & Security provides its products and services under Chubb, Kidde and other brand names and sells directly to the customer as well as through manufacturer representatives, distributors, dealers and U.S. retail distribution.

Sales generated by UTC Fire & Security’s international operations, including U.S. export sales, were 84 percent and 82 percent of total UTC Fire & Security segment sales in 2010 and 2009, respectively. At December 31, 2010, UTC Fire & Security’s backlog was $1,106 million as compared to $898 million at December 31, 2009. Most of the backlog at December 31, 2010 is expected to be realized as sales in 2011.

Pratt & Whitney

Pratt & Whitney is among the world’s leading suppliers of aircraft engines for the commercial, military, business jet and general aviation markets. Pratt & Whitney Global Services provides maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services for large commercial engines. Pratt & Whitney produces families of engines for wide- and narrow-body aircraft in the commercial and military markets. Pratt & Whitney Power Systems sells aero-derivative engines for industrial applications. Pratt & Whitney Canada (P&WC) is a world leader in the production of engines powering business, regional, light jet, utility and military aircraft and helicopters and provides related maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services. Pratt & Whitney Rocketdyne (PWR) is a leader in the design, development and manufacture of sophisticated space propulsion systems for military and commercial applications, including the U.S. space shuttle program.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which sales, costs and risks are shared. At December 31, 2010, the interests of third party participants in Pratt & Whitney-directed commercial jet engine programs ranged from 14 percent to 48 percent. In addition, Pratt & Whitney has interests in other engine programs, including a 33 percent interest in the International Aero Engines (IAE) collaboration, which sells and supports V2500 engines for the Airbus A320 family of aircraft. At December 31, 2010, portions of Pratt & Whitney’s interests in IAE (equivalent to 4 percent of the overall IAE collaboration) were held by third party participants. Pratt & Whitney also has a 50 percent interest in the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. At December 31, 2010, 40 percent of Pratt & Whitney’s 50 percent interest in the EA was held by third party participants. Pratt & Whitney continues to pursue additional collaboration partners.

The development of new engines and improvements to current production engines present important growth opportunities. Pratt & Whitney is under contract with the U.S. Air Force to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Lightning II aircraft being developed by Lockheed Martin. Pratt & Whitney achieved initial service release for the conventional take-off and landing/carrier variant and short take-off and vertical landing variant of the F135 engine in February 2010 and January 2011, respectively. These propulsion system configurations are now certified for production and cleared for flight on the Lockheed Martin F-35B stealth fighter jet. In addition, Pratt & Whitney is currently developing technology intended to enable it to power proposed and future aircraft, including the PurePower PW1000G Geared TurboFan engine. The PurePower PW1000G engine targets a significant reduction in fuel burn and noise levels with lower environmental emissions and operating costs than current production engines. In 2009, Pratt & Whitney successfully completed ground and flight testing of a demonstrator engine for the PurePower PW1000G engine. In December 2010, Airbus announced that it will offer the PurePower PW1000G engine as a new engine option to power its A320neo family of aircraft scheduled to enter into service in 2016. Additionally, PurePower PW1000G engine models have been selected by Bombardier to power the new CSeries passenger aircraft and by Mitsubishi Heavy Industries to power the new Mitsubishi Regional Jet (MRJ), scheduled to enter into service in 2013 and 2014, respectively. In 2010, the gas generator core of the MRJ version of the PurePower PW1000G engine successfully completed over 260 hours of ground testing and the initial production version of the Bombardier CSeries PurePower PW1000G engine successfully completed over 120 hours of ground testing. Irkut Corporation of Russia has also selected the PurePower PW1000G engine to power the proposed new Irkut MC-21 passenger aircraft, which is planned to enter into service in 2016. The success of these aircraft and the PurePower PW1000G engine is dependent upon many factors including technological challenges, aircraft demand, and regulatory approval. Based on these factors, as well as the level of success of aircraft program launches by aircraft manufacturers and other conditions, additional investment in the PurePower program may be required. Pratt & Whitney has also received Federal Aviation Authority (FAA) and European Aviation Safety Agency (EASA) certification for the Advantage70 upgrade to its PW4000 engine for Airbus A330 aircraft. The Advantage70 upgrade is intended to reduce maintenance and fuel costs and increase thrust. PWR is developing a liquid fuel J-2X engine to support NASA’s vision for space exploration. PWR is also upgrading the performance of the RS-68 engine to support U.S. Air Force launch requirements and NASA requirements. P&WC is developing the PW210 engine for Sikorsky’s S-76D helicopter and the PurePower PW800 engine for the new generation of long-range and heavy business jets. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion.

Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, space launch vehicle providers and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market-driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine development, production and support programs, creates uncertainty regarding engine program profitability. The vast majority of sales are made directly to the end customer and, to a limited extent, through independent distributors and foreign sales representatives. Sales to Airbus were 12 percent and 11 percent of total Pratt & Whitney segment sales in 2010 and 2009, respectively, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. government were 32 percent of total Pratt & Whitney segment sales in each of 2010 and 2009.

Sales generated by Pratt & Whitney’s international operations, including U.S. export sales, were 52 percent of total Pratt & Whitney segment sales in each of 2010 and 2009. At December 31, 2010, Pratt & Whitney’s backlog was $23,533 million, including $5,059 million of U.S. government-funded contracts and subcontracts. At December 31, 2009, these amounts were $22,614 million and $4,577 million, respectively. Of the total Pratt & Whitney backlog at December 31, 2010, approximately $7,065 million is expected to be realized as sales in 2011. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total sales. See Note 1 to the Consolidated Financial Statements in our 2010 Annual Report for a description of our accounting for long-term contracts.

Hamilton Sundstrand

Hamilton Sundstrand is among the world’s leading suppliers of technologically advanced aerospace and industrial products and aftermarket services for diversified industries worldwide. Hamilton Sundstrand’s aerospace products, such as power generation, management and distribution systems, flight control systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units and propeller systems, serve commercial, military, regional, business and general aviation, as well as military ground vehicle, space and undersea applications. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet maintenance programs. Hamilton Sundstrand sells aerospace products to airframe manufacturers, the U.S. and foreign governments, aircraft operators and independent distributors. Sales to the U.S. government were 24 percent and 26 percent of total Hamilton Sundstrand segment sales in 2010 and 2009, respectively.

Hamilton Sundstrand is engaged in development programs for the Boeing 787 aircraft, the Bombardier CSeries aircraft, the Mitsubishi Regional Jet, the Airbus A350 aircraft, the Irkut MC-21 aircraft, the COMAC C919 aircraft, the Lockheed Martin F-35 Lightning II military aircraft and the Airbus A400M military aircraft. Hamilton Sundstrand is also the operations support prime contractor for NASA’s space suit/life support system and produces environmental monitoring and control, life support, mechanical systems and thermal control systems for the U.S. space shuttle program, the international space station and the Orion crew exploration vehicle.

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

Sales generated by Hamilton Sundstrand’s international operations, including U.S. export sales, were 49 percent and 50 percent of total Hamilton Sundstrand segment sales in 2010 and 2009, respectively. At December 31, 2010, Hamilton Sundstrand’s backlog was $5,119 million, including $719 million of U.S. government-funded contracts and subcontracts. At December 31, 2009, these amounts were $5,077 million and $835 million, respectively. Of the total Hamilton Sundstrand backlog at December 31, 2010, approximately $2,496 million is expected to be realized as sales in 2011.

Sikorsky

Sikorsky is the world’s largest helicopter company. Sikorsky manufactures military and commercial helicopters and also provides aftermarket helicopter and aircraft parts and services.

Current major production programs at Sikorsky include the UH-60M Black Hawk medium-transport helicopters and HH-60M Medevac helicopters for the U.S. and foreign governments, the S-70 Black Hawk for foreign governments, the MH-60S and MH-60R helicopters for the U.S. Navy, the International Naval Hawk for multiple naval missions, and the S-76 and S-92 helicopters for commercial operations. The UH-60M helicopter is the latest and most modern in a series of Black Hawk variants that Sikorsky has been delivering to the U.S. Army since 1978 and requires significant additional assembly hours relative to the previous variants. In December 2007, the U.S. government and Sikorsky signed a five-year multi-service contract for 537 H-60 helicopters to be delivered to the U.S. Army and U.S. Navy, which include the UH-60M, HH-60M, MH-60S and MH-60R. The contract includes options for an additional 263 aircraft, spare parts, and kits, potentially making it the largest contract in UTC and Sikorsky history. Actual production quantities will be determined year-by-year over the life of the program based on funding allocations set by Congress and Pentagon acquisition priorities. The deliveries of the aircraft are scheduled to be made through 2012. Sikorsky is also developing the CH-53K next generation heavy lift helicopter for the U.S. Marine Corps and the CH-148 derivative of the H-92 helicopter, a military variant of the S-92 helicopter, for the Canadian government. The latter is being developed under a fixed-price contract that provides for the development, production, and 24-year logistical support of 28 helicopters. This is the largest and most expansive fixed-price development contract in Sikorsky’s history. As previously disclosed, in June 2010 Sikorsky and the Canadian government signed contract amendments that revised the delivery schedule and contract specifications, and established the requirements for the first six interim aircraft deliveries to enable initial operational test and evaluation activities prior to the scheduled delivery of final configuration helicopters starting in June 2012. The amendments also included modifications to the liquidated damages schedule, readjustment of payment schedules, resolution of open disputes and other program enhancements. Delivery of the interim configuration helicopters was scheduled to commence in November 2010, but is now expected to begin in the first quarter of 2011.

Sikorsky’s aftermarket business includes spare parts sales, overhaul and repair services, maintenance contracts and logistics support programs for helicopters and other aircraft. Sales are principally made to the U.S. and foreign governments, and commercial helicopter operators. Sikorsky is increasingly engaging in logistics support programs and partnering with its government and commercial customers to manage and provide logistics, maintenance and repair services.

Sales to the U.S. government were 68 percent and 63 percent of total Sikorsky segment sales in 2010 and 2009, respectively. Sales generated by Sikorsky’s international operations, including U.S. export sales, were 33 percent and 32 percent of total Sikorsky segment sales in 2010 and 2009, respectively. At December 31, 2010, Sikorsky’s backlog was $9,287 million, including $4,234 million of U.S. government-funded contracts and subcontracts. At December 31, 2009, these amounts were $10,329 million and $4,957 million, respectively. Of the total Sikorsky backlog at December 31, 2010, approximately $5,421 million is expected to be realized as sales in 2011.

Other

UTC Power is a world leader in the application of fuel cell technology for stationary and transportation applications. UTC Power has delivered more than 280 of its 200kW phosphoric acid fuel cell power plants for stationary installations since 1992. UTC Power ceased production of the 200kW unit in 2009 and began deliveries of its 400kW phosphoric acid fuel cell. This new fuel cell is expected to have greater durability than any other large stationary fuel cell currently available in the market. UTC Power’s automotive and bus transportation fuel cell power plants are based on proton exchange membrane (PEM) technology. PureMotion 120 power plants are currently used in revenue service in transit bus applications in Connecticut, California and Europe. UTC Power is currently developing PEM fuel cells for submarine applications. In addition, UTC Power is the maker of alkaline-based fuel cells used to provide electricity and drinking water to the U.S. space shuttle.

Although fuel cells are generally believed to be superior to conventional power generation technologies in terms of total system efficiency and environmental characteristics, the technology is still in either early commercialization or the development stage. Continued technology advancement and cost reduction are required to achieve wide-scale market acceptance. Government support is needed to fully commercialize fuel cell technology. There is still significant uncertainty as to whether and when commercially viable fuel cells will be produced.

In January 2010, we acquired a 49.5% equity stake in Clipper Windpower Plc (Clipper), a California-based wind turbine manufacturer. In December 2010, we completed the acquisition of all of the remaining shares of Clipper. This investment is intended to expand our power generation portfolio and allow us to enter the wind power market by leveraging our expertise in blade technology, turbines and gearbox design.

The results of UTC Power and Clipper are included in the “Eliminations and other” category in the segment financial data in Note 18 to the Consolidated Financial Statements in our 2010 Annual Report.

Other Matters Relating to Our Business as a Whole

Competition and Other Factors Affecting Our Businesses

As worldwide businesses, our operations can be affected by a variety of economic and other factors, including those described in this section, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report, in Item 1, “Cautionary Note Concerning Factors That May Affect Future Results,” and in Item 1A, “Risk Factors” in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the United States and other countries, and each competes on the basis of price, delivery schedule, product performance and service.

Our aerospace businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their national commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt &

Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, see Notes 4, 14 and 15 to the Consolidated Financial Statements in our 2010 Annual Report. Customer selections of engines and components can also have a significant impact on later sales of parts and services. In addition, the U.S. government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation, Rolls-Royce, Honeywell and Turbomeca.

Research and Development

Since changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $1,746 million or 3.2 percent of total sales in 2010, as compared with $1,558 million or 3.0 percent of total sales in 2009 and $1,771 million or 3.0 percent of total sales in 2008. We also perform research and development work under contracts funded by the U.S. government and other customers. This contract research and development, which is performed principally in the Pratt & Whitney segment and to a lesser extent in the Hamilton Sundstrand and Sikorsky segments, amounted to $1,951 million in 2010, as compared to $2,124 million in 2009 and $2,101 million in 2008. These contract research and development costs include amounts that are expensed as incurred, through cost of products sold, and amounts that are capitalized into inventory to be subsequently recovered through production aircraft shipments. Of the total contract research and development costs, $1,890 million, $2,095 million and $2,008 million were expensed in 2010, 2009 and 2008, respectively. The remaining costs have been capitalized.

U.S. Government Contracts

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. government sales are made under fixed-price type contracts, while approximately $2,961 million or 5.5 percent of our total sales for 2010 were made under cost-reimbursement type contracts.

Our contracts with the U.S. government are also subject to audits. Like many defense contractors, we have received audit reports from the U.S. government which recommend that we reduce certain contract prices because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports have recommended substantial reductions. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain cases. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” in this Form 10-K and Note 17 to the Consolidated Financial Statements in our 2010 Annual Report for further discussion.

Compliance with Environmental and Other Government Regulations

Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 17 to the Consolidated Financial Statements in our 2010 Annual Report.

Most of the U.S. laws governing environmental matters include criminal provisions. If we were convicted of a violation of the federal Clean Air Act or Clean Water Act, the facility or facilities involved in the violation would be ineligible to be used in performing any U.S. government contract we are awarded until the Environmental Protection Agency thereafter certifies that the condition giving rise to the violation had been corrected.

In addition, we could be affected by future laws or regulations imposed in response to concerns over climate change. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including compliance costs and increased energy and raw materials costs.

We conduct our businesses through subsidiaries and affiliates worldwide. Changes in legislation or government policies can affect our worldwide operations. For example, governmental regulation of refrigerants and energy efficiency standards, elevator safety codes and fire safety regulations are important to the businesses of Carrier, Otis and UTC Fire & Security, respectively, while government safety and performance regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact our aerospace businesses.

Intellectual Property and Raw Materials and Supplies

We maintain a portfolio of patents, trademarks, licenses and franchises related to our businesses. While this portfolio is cumulatively important to our business, we do not believe that the loss of any one or group of related patents, trademarks, licenses or franchises would have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We believe we have adequate sources for our purchases of materials, components, services and supplies used in our manufacturing. We work continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating our purchases, reducing the number of suppliers, strategic global sourcing and using bidding competitions among potential suppliers. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Like other users in the United States, we are largely dependent upon foreign sources for certain raw materials requirements such as cobalt (Finland, Norway, Russia and Canada), tantalum (Australia and Canada), chromium (South Africa, Kazakhstan, Zimbabwe and Russia) and rhenium (Chile, Kazakhstan and Germany). We have a number of ongoing programs to manage this dependence and the accompanying risk, including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Although recent high prices for some raw materials important to some of our businesses (for example, steel, copper, aluminum, titanium and nickel) have caused margin and cost pressures, we do not foresee near term unavailability of materials, components or supplies that would have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. For further discussion of the possible effects of the cost and availability of raw materials on our business, see Item 1A, “Risk Factors” in this Form 10-K.

Employees and Employee Relations

At December 31, 2010, our total number of employees was approximately 208,200, approximately 65 percent of which represents employees based outside the United States. The number of employees increased in 2010, as compared to 2009, reflecting the impact of acquisitions across the company, most notably the 2010 acquisition of the GE Security business, which we are in the process of integrating within the UTC Fire & Security segment. The increase in the number of employees in 2010 associated with acquisition activity was partially offset by headcount reductions associated with initiated restructuring actions. During 2010, we renegotiated eight domestic multi-year collective bargaining agreements, the largest of which covered certain workers at Pratt & Whitney, Hamilton Sundstrand and Sikorsky. In 2011, numerous collective bargaining agreements are subject to renegotiation, the largest of which cover certain workers at Carrier. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations, particularly at Sikorsky, we do not anticipate that the renegotiation of these contracts will have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” in this Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the Consolidated Financial Statements in our 2010 Annual Report.

For a discussion of other matters which may affect our cash flows, competitive position, financial condition or results of operations, including the risks of our international operations, see the further discussion under the headings “General” and “Description of Business by Segment” in this section, Item 1A, “Risk Factors” in this Form 10-K, and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance;

•

the effect of economic conditions in the markets in which we operate and in the United States and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction and in both the commercial and defense segments of the aerospace industry, levels of air travel, financial difficulties (including bankruptcy) of commercial airlines, the impact of weather conditions and the financial condition of our customers and suppliers;

•	delays and disruption in delivery of materials and services from suppliers;

•	new business opportunities;

•	cost reduction efforts and restructuring costs and savings and other consequences thereof;

•	the scope, nature or impact of acquisition and divestiture activity, including integration of acquired businesses into our existing businesses;

•	the development, production, delivery, support, performance and anticipated benefits of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the outcome of legal proceedings and other contingencies;

•	future repurchases of our common stock;

•	future levels of indebtedness and capital and research and development spending;

•	future availability of credit;

•	pension plan assumptions and future contributions; and

•	the effect of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Form 10-K includes important information as to factors that may cause actual results to vary materially from those stated in the forward-looking statements. See the “Notes to Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Operations,” and “Liquidity and Financial Condition,” and the section titled “Risk Factors.” This Form 10-K also includes important information as to these risk factors in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2010 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in the “Business” section under the headings “Other Matters Relating to Our Business as a Whole” and “Cautionary Note Concerning Factors That May Affect Future Results” in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2010 Annual Report.

Our Global Growth Is Subject to a Number of Economic Risks

The global economy, which experienced a significant downturn throughout 2008 and 2009, including widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, began showing signs of gradual improvement in 2010. However, while some economic indicators trended positively, the overall rate of global recovery experienced during the course of 2010 has been uneven and uncertainty continues to exist over the stability of the recovery. Global gross domestic product growth in 2010 was led by emerging markets. In the developed economies, particularly in Europe, where the recovery is sluggish, the unwinding of fiscal stimuli and lingering high unemployment have encouraged the use of expansionary monetary policies to sustain economic recoveries. Although consumer confidence in the U.S. has improved since the economic downturn, it still remains low, while unemployment remains high and the housing market remains depressed. There can be no assurance that any of the recent economic improvements will be broad based and sustainable, or that they will enhance conditions in markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital. While these economic developments have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airline customers and business jet operators, and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results.

Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries

The results of our commercial and industrial businesses, which generated approximately 57% of our consolidated net sales in 2010, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, the tightening of the U.S. credit markets and other global and political factors. A slowdown in building and remodeling activity can adversely impact Carrier’s business. In addition to these factors, Carrier’s financial performance can also be influenced by production and utilization of transport equipment and, in its residential business, weather conditions.

The results of our commercial and military aerospace businesses, which generated approximately 43% of our consolidated net sales in 2010, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown signs of gradual improvement in 2010, uncertainty continues to exist. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace sales and losses under existing contracts. In addition, capital spending and demand for aircraft engine and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2011, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Our Business May Be Affected by Government Contracting Risks

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations relating to certain of our U.S. government contracts. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigation (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges. In addition, we are also sensitive to U.S. military budgets, which may fluctuate to reflect the policies of a new administration or Congress.

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Foreign Currency Fluctuations, Economic Conditions and Changes in Local Government Regulation

We conduct our business on a global basis, with approximately 60% of our total 2010 segment sales derived from international operations, including U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (primarily the commercial businesses) where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins may also be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

The majority of sales in the aerospace businesses are transacted in U.S. dollars, consistent with established industry practice, while the majority of costs at locations outside the United States are incurred in the applicable local currency (principally the Euro and the Canadian dollar). For operating units with U.S. dollar sales and local currency costs, there is a foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. dollar sales. See Note 1 and Note 13 to the Consolidated Financial Statements in our 2010 Annual Report for a discussion of our hedging strategies.

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, capital controls, employment regulations, and repatriation of earnings. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. For example, as a condition of sale or award of a contract, some international customers require us to agree to offset arrangements, which may include in-country purchases, manufacturing and financial support arrangements. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements.

In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Mexico, Russia, South Africa and countries in the Middle East, that carry high levels of currency, political and economic risk. We expect that sales to emerging markets will continue to account for a significant portion of our sales as our business evolves and as these and other developing nations and regions around the world increase their demand for our products. Emerging market operations can present many risks, including civil disturbances, health concerns, cultural differences, such as employment and business practices, volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We Use a Variety of Raw Materials, Supplier-Provided Parts, Components, Sub-Systems and Third Party Contract Manufacturing Services in Our Businesses, and Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products

Our reliance on suppliers, third party contract manufacturing and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials. In many instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. A disruption in deliveries from our suppliers or third party contract manufacturers, supplier capacity constraints, supplier and third party contract manufacturer production disruptions, closing or bankruptcy of our suppliers, price increases, or decreased availability of raw materials or commodities, could have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses from, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures

We seek to grow through strategic acquisitions, in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in connection with these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. However, our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations imposed on us and could affect our future financial results.

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts that pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier- and internally-produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products, and customer acceptance of our products and products that incorporate technologies we develop. These factors involve significant risks and uncertainties. Any development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we currently anticipate. We or our suppliers and subcontractors may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, helicopters, aircraft systems and components and other products currently in development or pending required certifications. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the services. To generate an acceptable return on our investment in these contracts we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. Any of the foregoing could have a material adverse affect on our cash flows, competitive position, financial condition or results of operations.

We Are Subject to Litigation, Tax, Environmental and Other Legal Compliance Risks

We are subject to a variety of litigation, tax and legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, government contracts, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs.

In the area of taxes, changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty.

For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in this Form 10-K. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50% likelihood that such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in a material adverse effect on our financial condition or results of operations in the period in which such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.

We May Be Unable to Realize Expected Benefits From Our Cost Reduction and Restructuring Efforts and Our Profitability May Be Hurt or Our Business Otherwise Might Be Adversely Affected

In order to operate more efficiently and control costs, we announce from time to time restructuring plans, which include workforce reductions as well as global facility consolidations and other cost reduction initiatives. These plans are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings. We may undertake further workforce reductions or restructuring actions in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated costs reductions or may otherwise harm our business, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We Depend On Our Intellectual Property, and Infringement or Failure to Protect Intellectual Property Could Adversely Affect Our Future Growth and Success

We rely on a combination of patents, trademarks, copyrights, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

Any of these events or factors could diminish or cause us to lose the competitive advantages associated with our intellectual property, subject us to judgments, penalties and significant litigation costs, and/or temporarily or permanently disrupt our sales and marketing of the affected products or services.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

	Number of Facilities - Owned
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	—	8	5	36	20	6	—	75
Europe & Middle East	7	7	7	3	17	1	—	42
Asia	4	1	—	6	2	1	—	14
Emerging Markets*	12	17	5	8	11	—	—	53

	23	33	17	53	50	8	—	184

Non-Manufacturing:
North America	4	7	4	28	4	2	11	60
Europe & Middle East	15	12	4	—	1	—	—	32
Asia	1	2	5	1	—	—	—	9
Emerging Markets*	4	9	4	2	—	—	—	19

	24	30	17	31	5	2	11	120

	Number of Facilities - Leased
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	1	3	6	20	9	19	3	61
Europe & Middle East	1	1	12	1	13	1	1	30
Asia	—	1	—	4	2	—	—	7
Emerging Markets*	3	1	13	—	5	—	—	22

	5	6	31	25	29	20	4	120

Non-Manufacturing:
North America	3	33	18	12	3	7	7	83
Europe & Middle East	10	21	13	—	—	—	—	44
Asia	3	3	7	1	—	—	—	14
Emerging Markets*	6	5	4	—	—	—	—	15

	22	62	42	13	3	7	7	156

*	For purposes of this table, emerging markets is based on the countries included in the MSCI Emerging Markets IndexSM.

Our fixed assets as of December 31, 2010 include manufacturing facilities and non-manufacturing facilities such as warehouses set forth in the tables above and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2010 are in good operating condition, are well-maintained and substantially all are in regular use.

Item 3.	Legal Proceedings

As previously disclosed, the Department of Justice (DOJ) sued us in 1999 in the U.S. District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and General Electric’s F110 engine. The DOJ alleges that the government overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial of this matter, completed in December 2004, the government claimed Pratt & Whitney’s liability to be $624 million. On August 1, 2008, the trial court judge held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in its 1983 offer. In the absence of actual damages, the trial court judge awarded the DOJ the maximum civil penalty of

$7.09 million, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. In September 2008, both the DOJ and UTC appealed the decision to the Sixth Circuit Court of Appeals. In November 2010, the Sixth Circuit affirmed Pratt & Whitney’s liability under the False Claims Act and remanded the case to the U.S. District Court for further proceedings on the question of damages. Should the government ultimately prevail, the outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid.

As previously disclosed, on February 21, 2007, the European Commission’s Competition Directorate (EU Commission) ruled that Otis’ subsidiaries in Belgium, Luxembourg and the Netherlands, and a portion of the business of Otis’ German subsidiary, violated European Union (EU) competition rules and assessed a €225 million (approximately $300 million) civil fine against Otis, its relevant local entities, and UTC, which was paid during 2007. In May 2007, we filed an appeal of the decision before the General Court of the European Court of Justice. A decision on the appeal is expected within the next twelve months. Depending upon the outcome, a further appeal by either party to the European Court of Justice is possible.

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $88 million (including interest through December 2010). We believe this claim is without merit, and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims, which is pending.

As previously disclosed, in September 2009, Pratt & Whitney announced plans to close a repair facility in East Hartford, Connecticut by the second quarter of 2010 and an engine overhaul facility in Cheshire, Connecticut by early 2011. The International Association of Machinists (IAM) subsequently filed a lawsuit in the U.S. District Court for the District of Connecticut in Hartford, Connecticut alleging that Pratt & Whitney’s decision to close these facilities and transfer certain work to facilities outside Connecticut breached the terms of its collective bargaining agreement with the IAM and seeking to enjoin Pratt & Whitney from moving the work for the duration of the collective bargaining agreement. In February 2010, following a trial on the merits, the District Court issued a declaratory judgment permanently enjoining Pratt & Whitney from closing the facilities and transferring the work for the duration of its current collective bargaining agreement. The parties negotiated a resolution of these outstanding issues as part of a new collective bargaining agreement between the IAM and Pratt & Whitney, which IAM members ratified on December 5, 2010. Among other things, the new collective bargaining agreement includes a plant-closure agreement covering the closure of the two facilities, both of which are expected to take place in 2011.

As previously disclosed, on August 27, 2010, Rolls-Royce plc (Rolls-Royce) sued Pratt & Whitney in the U.S. District Court for the Eastern District of Virginia, alleging that fan blades on certain engines manufactured by Pratt & Whitney infringe a U.S. patent held by Rolls-Royce. Rolls-Royce seeks damages in an unspecified amount plus interest, an injunction, a finding of willful infringement, and attorneys’ fees. We intend to vigorously defend the case and believe that Rolls-Royce’s patent is invalid and that Pratt & Whitney’s products do not infringe it. Trial in the matter could take place as early as March 2011. Should the plaintiff ultimately prevail, the outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. On November 5, 2010, Pratt & Whitney amended its previously-disclosed complaint against Rolls-Royce in the U.S. District Court for the District of Connecticut, adding Rolls-Royce Group plc (Rolls-Royce Group), the parent of Rolls-Royce, as a party, omitting previously asserted claims, and alleging that certain turbomachinery blades, engines and components manufactured by Rolls-Royce infringe a U.S. patent held by Pratt & Whitney. Pratt & Whitney seeks an injunction, damages, interest, attorney’s fees and other relief. On November 5, 2010, Pratt & Whitney also filed complaints against Rolls-Royce in the High Court of Justice, Chancery Division, Patent Court (HCJ) in the United Kingdom (UK) and with the U.S. International Trade Commission (ITC). The HCJ action alleges similar infringement claims against Rolls-Royce based upon a UK patent held by Pratt & Whitney and seeks damages plus interest and all other relief to which Pratt & Whitney is entitled, including attorney’s fees, expenses, and a permanent order preventing further infringements. The ITC complaint seeks a permanent exclusion order barring the importation into the U.S. of infringing turbomachinery blades, engines and engine components manufactured by Rolls-Royce and Rolls-Royce Group, and requests a permanent cease-and-desist order against Rolls-Royce and Rolls-Royce Group preventing further importing, marketing, advertising, demonstrating, testing, distributing, licensing, offering for sale, or use of such infringing turbomachinery blades, engines and engine components.

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

We are also subject to a number of routine lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the ordinary course of our business. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Except as otherwise noted, we do not believe that resolution of any of the legal matters discussed above will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. A further discussion of government contracts and related investigations, as well as a discussion of our environmental liabilities, can be found under the heading “Other Matters Relating to Our Business as a Whole – Compliance with Environmental and Other Government Regulations” in Item 1, “Business,” and in Item 1A, “Risk Factors,” in this Form 10-K.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Performance Graph and Comparative Stock Data appearing in our 2010 Annual Report containing the following data relating to our common stock: shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends are hereby incorporated by reference.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2010.

	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
October 1 - October 31	1,926	$73.68	1,926	39,202
November 1 - November 30	2,984	74.81	2,979	36,223
December 1 - December 31	2,355	78.62	2,355	33,868

Total	7,265	$75.75	7,260

We repurchase shares under a program announced on March 10, 2010, which authorized the repurchase of up to 60 million shares of our common stock. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. These repurchases are included within the scope of the overall repurchase program authorized in March 2010. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 5,000 shares were reacquired in transactions outside the program during the quarter ended December 31, 2010.

Item 6.	Selected Financial Data

The Five-Year Summary appearing in our 2010 Annual Report is hereby incorporated by reference. See “Notes to Consolidated Financial Statements” in our 2010 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five-Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hereby incorporate by reference in this Form 10-K the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risk sensitive instruments, see discussion under the heading “Market Risk and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report and under the heading “Foreign Exchange and Hedging Activity” in Note 1 and Note 13 to the Consolidated Financial Statements in our 2010 Annual Report.

Item 8.	Financial Statements and Supplementary Data

The 2010 and 2009 Consolidated Balance Sheet, and other financial statements for the years 2010, 2009 and 2008, together with the report thereon of PricewaterhouseCoopers LLP dated February 10, 2011 in our 2010 Annual Report are incorporated by reference in this Form 10-K. The 2010 and 2009 unaudited Selected Quarterly Financial Data appearing in our 2010 Annual Report is incorporated by reference in this Form 10-K.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2010 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December  31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2011 Annual Meeting of Shareowners titled “General Information Concerning the Board of Directors,” “Nominees,” and “Committees of the Board” (under the headings “The Audit Committee” and “The Committee on Nominations and Governance”).

Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2006	Age 2/10/2011
Alain Bellemare	President, Hamilton Sundstrand Corporation (since 2009)	President, Pratt & Whitney Canada	49

J. Thomas Bowler, Jr.	Senior Vice President, Human Resources and Organization (since 2007)	Vice President, Human Resources, United Technologies Corporation; Vice President, Human Resources and Organization, Pratt & Whitney	58

William M. Brown	President, UTC Fire & Security (since 2006)	President, Asia Pacific, Carrier Corporation	48

Louis R. Chênevert	Director (since 2006), Chairman (since 2010), President (since 2006) & Chief Executive Officer (since 2008)	President and Chief Operating Officer, United Technologies Corporation; President, Pratt & Whitney	53

Geraud Darnis	President, Carrier Corporation (since 2001)	____	51

Charles D. Gill	Senior Vice President and General Counsel (since 2007)	Vice President, General Counsel, and Secretary, Carrier Corporation; Executive Assistant to Chairman and Chief Executive Officer, United Technologies Corporation	46

Gregory J. Hayes	Senior Vice President and Chief Financial Officer (since 2008)	Vice President, Accounting and Finance, United Technologies Corporation; Vice President, Accounting and Control, United Technologies Corporation; Vice President, Controller, United Technologies Corporation	50

David P. Hess	President, Pratt & Whitney (since 2009)	President, Hamilton Sundstrand Corporation; President, Hamilton Sundstrand Aerospace Power Systems	55

Peter F. Longo	Vice President, Controller (since January 2011)	Vice President, Finance, Hamilton Sundstrand Corporation; Vice President, Finance, Sikorsky Aircraft	51

Didier Michaud-Daniel	President, Otis Elevator (since 2008)	President, Otis United Kingdom and Central Europe Area, Otis Elevator	53

Jeffrey P. Pino	President, Sikorsky Aircraft (since 2006)	Senior Vice President, Corporate Strategy, Marketing & Commercial Programs, Sikorsky Aircraft	56

Thomas I. Rogan	Vice President, Treasurer (since 2001)	____	58

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2011 Annual Meeting of Shareowners titled “Other Matters” under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.utc.com/Governance/Ethics/Code+of+Ethics. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Committee

on Nominations and Governance, Public Issues Review Committee and Committee on Compensation and Executive Development are available on our website at http://www.utc.com/Governance/Board+of+Directors. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, United Technologies Building, Investor Relations, Hartford, CT 06101.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2011 Annual Meeting of Shareowners titled “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and the Equity Compensation Plan Information required by Item 12 is incorporated herein by reference to the sections of our Proxy Statement for the 2011 Annual Meeting titled “Security Ownership of Directors, Nominees, Executive Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2011 Annual Meeting titled “General Information Concerning the Board of Directors,” “Director Independence,” and “Other Matters” (under the heading “Transactions with Related Persons”).

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2011 Annual Meeting titled “Appointment of a Firm of Independent Registered Public Accountants to Serve as Independent Auditors for 2011,” including the information provided in that section with regard to “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated by reference from the 2010 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2010:

Page Number in Form 10-K
SCHEDULE I—Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

SCHEDULE II—Valuation and Qualifying Accounts	S-II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number

3(i)	Restated Certificate of Incorporation, restated as of May 5, 2006, incorporated by reference to Exhibit 3(i) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2006.

3(ii)	Bylaws as amended and restated effective December 10, 2008, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on December 12, 2008.

4.1	Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee, incorporated by reference to Exhibit 4(a) to UTC’s Registration Statement on Form S-3 (Commission file number 333-60276) filed with the SEC on May 4, 2001. UTC hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of UTC and its consolidated subsidiaries and any unconsolidated subsidiaries.

10.1	United Technologies Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to UTC’s Proxy Statement for the 1975 Annual Meeting of Shareowners, and Amendment No. 1 thereto, effective January 1, 1995, incorporated by reference to Exhibit 10.2 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, and Amendment No. 2 thereto, effective January 1, 2009, incorporated by reference to Exhibit 10.1 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.2	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992.

10.3	United Technologies Corporation Pension Preservation Plan, as amended and restated, effective December 31, 2009, incorporated by reference to Exhibit 10.3 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2009.

10.4	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1992, as amended by Amendment thereto, effective December 10, 2003, incorporated by reference to Exhibit 10.4 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003, and Amendment thereto, effective June 11, 2008, incorporated by reference to Exhibit 10.4 of UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2008, and Amendment thereto, dated February 4, 2011.*

10.5	United Technologies Corporation Deferred Compensation Plan, as amended and restated, effective January 1, 2005, incorporated by reference to Exhibit 10.5 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.6	United Technologies Corporation Long Term Incentive Plan, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1989, as amended by Amendment No. 1, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, and Amendment No. 2, incorporated by reference to Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.7	Schedule of Terms for Nonqualified Stock Option and Dividend Equivalent Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.15 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2004.

10.8	Schedule of Terms and Form of Award for Restricted Stock Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.1 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.9	Schedule of Terms and Form of Award for Nonqualified Stock Option Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.2 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.10	Schedule of Terms and Forms of Award for Continuous Improvement Incentive Program Non-qualified Stock Option and Dividend Equivalent Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.6 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.11	United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective June 10, 2009, incorporated by reference to Exhibit 10.7 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2009.

10.12	Schedule of Terms for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11), effective December 22, 2010.*

10.13	Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on March 24, 2006.

10.14	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated October 13, 2010, incorporated by reference to Exhibit 10.14 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2010.

10.15	Retainer Payment Election Form for United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.14), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 18, 2006.

10.16	Form of Deferred Restricted Stock Unit Award relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.14), incorporated by reference to Exhibit 10.16 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2009.

10.17	United Technologies Corporation Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 1995, as amended by Amendment No. 1, incorporated by reference to Exhibit 10(iii)(A)(2) to UTC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, Amendment No. 2, incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, Amendment No. 3, incorporated by reference to Exhibit 10.17 to UTC’s Annual Report on Form 10-K for fiscal year ending December 31, 2001, Amendment No. 4, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ending December 31, 2002 and Amendment No. 5, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2003.

10.18	Form of Nonqualified Stock Option Award relating to the United Technologies Corporation Nonemployee Director Stock Option Plan, as amended (referred to above in Exhibit 10.17), incorporated by reference to Exhibit 10.4 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.19	United Technologies Corporation 2005 Long-Term Incentive Plan, as amended and restated effective April 9, 2008, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 11, 2008.

10.20	Schedule of Terms for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.21	Form of Award Agreement for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.22	Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.23	Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.4 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.24	Schedule of Terms for performance share unit awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.28 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.25	Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.29 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.26	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K filed with the SEC on October 16, 2006.

10.27	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on December 20, 2005.

10.28	United Technologies Corporation LTIP Performance Share Unit Deferral Plan, relating to the 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.36 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.29	United Technologies Corporation International Deferred Compensation Replacement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.35 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2008.

10.30	United Technologies Corporation Company Automatic Excess Plan, effective January 1, 2010, incorporated by reference to Exhibit 10.30 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2009.

10.31	United Technologies Corporation Savings Restoration Plan, effective January 1, 2010, incorporated by reference to Exhibit 10.31 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for fiscal year ended December 31, 2009.

10.32	Services Agreement by and between United Technologies Corporation and Ari Bousbib, effective September 1, 2010, incorporated by reference to Exhibit 10.32 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for quarter ended September 30, 2010.

11	Statement Re: Computations of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Annual Report for the year ended December 31, 2010 (except for the information therein expressly incorporated by reference in this Form 10-K, the Annual Report is provided solely for the information of the SEC and is not to be deemed “filed” as part of this Form 10-K).*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/Governance/Ethics/Code+of+Ethics.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24	Powers of Attorney of John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Edward A. Kangas, Ellen J. Kullman, Charles R. Lee, Richard D. McCormick, Harold W. McGraw III, Richard B. Myers, H. Patrick Swygert, André Villeneuve and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20101231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20101231.xsd)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20101231_cal.xml)

101.DEF	XBRL Taxonomy Definition Linkbase Document.* File name: utx-20101231_def.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20101231_lab.xml)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20101231_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.32 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the three years ended December 31, 2010, (ii) Consolidated Balance Sheet as of December 31, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the three years ended December 31, 2010, (iv) Consolidated Statement of Changes in Equity for the three years ended December 31, 2010, (v) Notes to Consolidated Financial Statements, and (vi) Financial Schedule of Valuation and Qualifying Accounts.

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

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

By:	/s/ PETER F. LONGO
Peter F. Longo
Vice President, Controller

Date: February 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOUIS R. CHÊNEVERT (Louis R. Chênevert)	Director, Chairman & Chief Executive Officer (Principal Executive Officer)	February 10, 2011

/s/ GREGORY J. HAYES (Gregory J. Hayes)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2011

/s/ PETER F. LONGO (Peter F. Longo)	Vice President, Controller (Principal Accounting Officer)	February 10, 2011

/s/ JOHN V. FARACI * (John V. Faraci)	Director

/s/ JEAN-PIERRE GARNIER* (Jean-Pierre Garnier)	Director

/s/ JAMIE S. GORELICK * (Jamie S. Gorelick)	Director

/s/ EDWARD A. KANGAS * (Edward A. Kangas)	Director

/s/ ELLEN J. KULLMAN * (Ellen J. Kullman)	Director

/s/ CHARLES R. LEE * (Charles R. Lee)	Director

/s/ RICHARD D. MCCORMICK * (Richard D. McCormick)	Director

Signature	Title	Date

/s/ HAROLD W. MCGRAW III * (Harold W. McGraw III)	Director

/s/ RICHARD B. MYERS * (Richard B. Myers)	Director

/s/ H. PATRICK SWYGERT * (H. Patrick Swygert)	Director

/s/ ANDRÉ VILLENEUVE * (André Villeneuve)	Director

/s/ CHRISTINE TODD WHITMAN * (Christine Todd Whitman)	Director

*By:	/s/ CHARLES D. GILL
Charles D. Gill
Senior Vice President and General Counsel, as Attorney-in-Fact

Date: February 10, 2011

SCHEDULE I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of United Technologies Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 10, 2011 appearing in the 2010 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 10, 2011

S-I

SCHEDULE II

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Three Years Ended December 31, 2010

(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 2007	$368
Provision charged to income	159
Doubtful accounts written off (net)	(129)
Other adjustments	(12)

Balance December 31, 2008	386
Provision charged to income	145
Doubtful accounts written off (net)	(80)

Balance December 31, 2009	451
Provision charged to income	58
Doubtful accounts written off (net)	(47)
Other adjustments	(14)

Balance December 31, 2010	$448

Future Income Tax Benefits - Valuation allowance:
Balance December 31, 2007	$545
Additions charged to income tax expense	146
Reductions charged to goodwill, due to acquisitions	(152)
Reductions credited to income tax expense	(11)
Other adjustments	170

Balance December 31, 2008	698
Additions charged to income tax expense	186
Additions charged to goodwill, due to acquisitions	3
Reductions credited to income tax expense	(16)
Other adjustments	32

Balance December 31, 2009	903
Additions charged to income tax expense	93
Reductions charged to goodwill, due to acquisitions	(3)
Reductions credited to income tax expense	(44)
Other adjustments	(38)

Balance December 31, 2010	$911

S-II