Form 10-Q
period 2011-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2011-04-25
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒

At March 31, 2011 there were 915,261,938 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2011

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
(Dollars in millions, except per share amounts; shares in millions)	2011	2010
Net Sales:
Product sales	$9,345	$8,384
Service sales	3,999	3,656

	13,344	12,040

Costs, Expenses and Other:
Cost of products sold	6,952	6,359
Cost of services sold	2,689	2,373
Research and development	485	397
Selling, general and administrative	1,543	1,424
Other income, net	(104)	(36)

Operating profit	1,779	1,523
Interest expense, net	149	171

Income before income taxes	1,630	1,352
Income tax expense	529	405

Net income	1,101	947
Less: Noncontrolling interest in subsidiaries’ earnings	89	81

Net income attributable to common shareowners	$1,012	$866

Earnings Per Share of Common Stock:
Basic	$1.13	$.95
Diluted	$1.11	$.93
Dividends Per Share of Common Stock	$.425	$.425
Weighted average number of shares outstanding:
Basic shares	898.7	913.6
Diluted shares	914.9	929.3

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in millions)	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$4,440	$4,083
Accounts receivable, net	9,260	8,925
Inventories and contracts in progress, net	8,827	7,766
Future income tax benefits, current	1,578	1,623
Other assets, current	900	1,113

Total Current Assets	25,005	23,510

Customer financing assets	1,085	1,118
Future income tax benefits	1,861	1,970
Fixed assets	16,306	15,914
Less: Accumulated depreciation	(9,924)	(9,634)

Fixed assets, net	6,382	6,280

Goodwill	18,193	17,721
Intangible assets, net	4,177	4,060
Other assets	3,961	3,834

Total Assets	$60,664	$58,493

Liabilities and Equity
Short-term borrowings	$346	$116
Accounts payable	5,635	5,206
Accrued liabilities	12,780	12,247
Long-term debt currently due	155	163

Total Current Liabilities	18,916	17,732

Long-term debt	9,986	10,010
Future pension and postretirement benefit obligations	3,583	3,592
Other long-term liabilities	4,734	4,510

Total Liabilities	37,219	35,844

Redeemable noncontrolling interest	319	317
Shareowners’ Equity:
Common Stock	12,789	12,597
Treasury Stock	(18,212)	(17,468)
Retained earnings	30,812	30,191
Unearned ESOP shares	(162)	(166)
Accumulated other comprehensive loss	(3,101)	(3,769)

Total Shareowners’ Equity	22,126	21,385
Noncontrolling interest	1,000	947

Total Equity	23,126	22,332

Total Liabilities and Equity	$60,664	$58,493

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Operating Activities:
Net income attributable to common shareowners	$1,012	$866
Noncontrolling interest in subsidiaries’ earnings	89	81

Net income	1,101	947
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	333	327
Deferred income tax provision	124	59
Stock compensation cost	52	45
Change in:
Accounts receivable	(67)	(147)
Inventories and contracts in progress	(818)	(511)
Other current assets	(51)	(58)
Accounts payable and accrued liabilities	635	522
Global pension contributions	(29)	(42)
Other operating activities, net	81	12

Net cash flows provided by operating activities	1,361	1,154

Investing Activities:
Capital expenditures	(180)	(147)
Investments in businesses	(106)	(2,108)
Dispositions of businesses	49	41
Decrease (increase) in customer financing assets, net	18	(50)
Other investing activities, net	18	140

Net cash flows used in investing activities	(201)	(2,124)

Financing Activities:
(Repayment) issuance of long-term debt, net	(33)	2,212
Increase (decrease) in short-term borrowings, net	220	(40)
Common Stock issued under employee stock plans	89	99
Dividends paid on Common Stock	(368)	(373)
Repurchase of Common Stock	(727)	(500)
Other financing activities, net	(60)	(80)

Net cash flows (used in) provided by financing activities	(879)	1,318

Effect of foreign exchange rate changes on cash and cash equivalents	76	(9)

Net increase in cash and cash equivalents	357	339

Cash and cash equivalents, beginning of year	4,083	4,449

Cash and cash equivalents, end of period	$4,440	$4,788

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at March 31, 2011 and for the quarters ended March 31, 2011 and 2010 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. We previously reported “Other income, net,” which included “Interest income,” as a component of “Revenues.” “Other income, net,” excluding “Interest income,” is now reflected as a component of “Costs, Expenses and Other,” while “Interest income” is now netted with “Interest expense” for financial statement presentation. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2010 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2010 (2010 Form 10-K).

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions and Dispositions. During the quarter ended March 31, 2011, our investment in business acquisitions was $106 million and consisted of a number of small acquisitions in both the aerospace and commercial businesses.

Goodwill. Changes in our goodwill balances during the quarter ended March 31, 2011 were as follows:

(Dollars in millions)	Balance as of January 1, 2011	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of March 31, 2011
Otis	$1,470	$7	$57	$1,534
Carrier	3,171	13	36	3,220
UTC Fire & Security	6,646	1	124	6,771
Pratt & Whitney	1,224	—	10	1,234
Hamilton Sundstrand	4,491	(10)	27	4,508
Sikorsky	330	—	3	333

Total Segments	17,332	11	257	17,600
Eliminations and other	389	204	—	593

Total	$17,721	$215	$257	$18,193

During the quarter ended March 31, 2011, we recorded an additional $204 million of goodwill, reflected within “Eliminations and other” in the above table, related to the finalization of purchase accounting associated with the December 2010 acquisition of Clipper Windpower Plc (Clipper).

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2011		December 31, 2010
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,041	$(1,014)	$1,950	$(942)
Patents and trademarks	468	(167)	441	(153)
Other, principally customer relationships	3,377	(1,300)	3,229	(1,222)

	5,886	(2,481)	5,620	(2,317)

Unamortized:
Trademarks and other	772	—	757	—

Total	$6,658	$(2,481)	$6,377	$(2,317)

Amortization of intangible assets for the quarter ended March 31, 2011 was $100 million compared with $89 million for the same period of 2010. Average amortization of these intangible assets for 2011 through 2015 is expected to approximate $315 million per year.

Note 2: Earnings Per Share

	Quarter Ended March 31,
(Dollars in millions, except per share amounts; shares in millions)	2011	2010
Net income attributable to common shareowners	$1,012	$866

Basic weighted average number of shares outstanding	898.7	913.6
Stock awards	16.2	15.7

Diluted weighted average number of shares outstanding	914.9	929.3

Earnings Per Share of Common Stock:
Basic	$1.13	$0.95
Diluted	$1.11	$0.93

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be antidilutive. For the quarter ended March 31, 2011, there were no antidilutive stock awards excluded from the computation. For the quarter ended March 31, 2010, the number of stock awards excluded from the computation was 12.9 million.

Note 3: Inventories and Contracts in Progress

(Dollars in millions)	March 31, 2011	December 31, 2010
Raw materials	$1,360	$1,221
Work-in-process	3,681	3,259
Finished goods	3,397	3,026
Contracts in progress	6,695	6,340

	15,133	13,846

Less:
Progress payments, secured by lien, on U.S. Government contracts	(286)	(275)
Billings on contracts in progress	(6,020)	(5,805)

	$8,827	$7,766

As of March 31, 2011 and December 31, 2010, the above inventory balances include capitalized contract development costs of $854 million and $804 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventory principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Note 4: Borrowings and Lines of Credit

(Dollars in millions)	March 31, 2011	December 31, 2010
Commercial paper	$209	$—
Other borrowings	137	116

Total short-term borrowings	$346	$116

At March 31, 2011, we had committed credit agreements from banks permitting aggregate borrowings of up to $3.0 billion under a $1.6 billion revolving credit agreement and a $1.4 billion multicurrency revolving credit agreement, both of which are available for general funding purposes, including acquisitions. As of March 31, 2011, there were no borrowings under either of these revolving credit agreements, which expire in November 2014 and December 2014, respectively. The undrawn portions under both of these agreements are also available to serve as backup facilities for the issuance of commercial paper. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

Long-term debt consisted of the following:

(Dollars in millions)	March 31, 2011	December 31, 2010
6.100% notes due 2012*	$500	$500
4.875% notes due 2015*	1,200	1,200
5.375% notes due 2017*	1,000	1,000
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	1,250
8.750% notes due 2021	250	250
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
Project financing obligations	132	141
Other (including capitalized leases)	137	160

Total long-term debt	10,141	10,173
Less current portion	(155)	(163)

Long-term debt, net of current portion	$9,986	$10,010

*	We may redeem some or all of these series of notes at any time at a redemption price in U.S. dollars equal to the greater of 100% of the principal amount outstanding of the applicable series of notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the applicable series of notes to be redeemed. The discounts applied on such redemptions are based on a semiannual calculation at an adjusted treasury rate plus 10-50 basis points, depending on the particular series. The redemption price will also include interest accrued to the date of redemption on the principal balance of the notes being redeemed.

We have an existing universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of equity and debt securities for future issuance, subject to our internal limitations on the amount of equity and debt to be issued under this shelf registration statement.

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

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $30 million to a net decrease of $190 million resulting from additional worldwide uncertain tax positions, from the re-evaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is €197 million (approximately $278 million) of tax benefits that we have claimed related to a 1998 German reorganization. These tax benefits are currently being reviewed by the German Tax Office in the course of an audit of tax years 1999 to 2000. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. In May 2010, the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.

Tax years 2004 and 2005 are currently before the Appeals Division of the Internal Revenue Service (IRS) for resolution discussions regarding certain proposed tax adjustments with which the Company does not agree. The Company expects these resolution discussions to be ongoing into 2012. Tax years 2006, 2007 and 2008 are currently under review by the Examination Division of the IRS, which review is expected to continue into 2012.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to these plans were as follows:

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Defined Benefit Plans	$29	$42

Defined Contribution Plans	$57	$50

There were no contributions to our domestic defined benefit pension plans in the first quarter of 2011. In the first quarter of 2010, we made contributions of $1 million to our domestic defined benefit pension plans.

The following tables illustrate the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(Dollars in millions)	2011	2010	2011	2010
Service cost	$111	$99	$1	$1
Interest cost	324	322	10	11
Expected return on plan assets	(456)	(431)	—	—
Amortization	(3)	(4)	(1)	(1)
Recognized actuarial net loss (gain)	115	71	(2)	—
Net settlement and curtailment loss	—	6	—	—

Total net periodic benefit cost	$91	$63	$8	$11

Note 7: Restructuring and Other Costs

During the first three months of 2011, we recorded net pre-tax restructuring and other costs in our business segments totaling $31 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$2
Carrier	14
UTC Fire & Security	7
Pratt & Whitney	4
Hamilton Sundstrand	3
Sikorsky	1

Total	$31

The net costs included $18 million recorded in cost of sales and $13 million in selling, general and administrative expenses. As described below, these costs primarily relate to actions initiated during 2011 and 2010.

2011 Actions. During the first three months of 2011, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring and other costs totaling $11 million, including $6 million in cost of sales and $5 million in selling, general and administrative expenses.

We expect the actions initiated in the first three months of 2011 to result in net workforce reductions of approximately 300 hourly and salaried employees, the exiting of approximately 75,000 net square feet of facilities and the disposal of assets associated with exited facilities. We are targeting the majority of the workforce and all facility related cost reduction actions for completion during 2011 and 2012. No specific plans for significant other actions have been finalized at this time.

The following table summarizes the accrual balances and utilization by cost type for the 2011 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Net pre-tax restructuring costs	$11	$—	$—	$11
Utilization and foreign exchange	(2)	—	—	(2)

Balance at March 31, 2011	$9	$—	$—	$9

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$13	$—	$7	$20
Costs incurred - quarter ended March 31, 2011	(11)	—	—	(11)

Balance at March 31, 2011	$2	$—	$7	$9

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2011	Remaining Costs at March 31, 2011
Otis	$4	$(3)	$1
Carrier	9	(3)	6
UTC Fire & Security	2	(2)	—
Hamilton Sundstrand	2	(2)	—
Sikorsky	3	(1)	2

Total	$20	$(11)	$9

2010 Actions. During the first three months of 2011, we recorded net pre-tax restructuring and other costs totaling $15 million for restructuring actions initiated in 2010, including $11 million in cost of sales and $4 million in selling, general and administrative expenses. The 2010 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.

As of March 31, 2011, we have completed net workforce reductions of approximately 3,000 employees of an expected 5,000 employees, and have exited approximately 660,000 net square feet of facilities of an expected 3.9 million net square feet. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2011 and 2012.

The following table summarizes the accrual balances and utilization by cost type for the 2010 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at December 31, 2010	$203	$—	$24	$227
Net pre-tax restructuring costs	5	4	6	15
Utilization and foreign exchange	(75)	(4)	(11)	(90)

Balance at March 31, 2011	$133	$—	$19	$152

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$325	$23	$106	$454
Costs incurred through December 31, 2010	(301)	(19)	(51)	(371)
Costs incurred - quarter ended March 31, 2011	(5)	(4)	(6)	(15)

Remaining costs at March 31, 2011	$19	$—	$49	$68

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred through December 31, 2010	Costs Incurred Quarter Ended March 31, 2011	Remaining Costs at March 31, 2011
Otis	$90	$(87)	$(1)	$2
Carrier	107	(74)	(11)	22
UTC Fire & Security	91	(64)	(2)	25
Pratt & Whitney	89	(84)	(1)	4
Hamilton Sundstrand	41	(29)	—	12
Sikorsky	18	(15)	—	3
Eliminations and other	18	(18)	—	—

Total	$454	$(371)	$(15)	$68

2009 Actions. As of March 31, 2011, we have approximately $107 million of accrual balances remaining related to 2009 actions.

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

Foreign Currency Forward Contracts. We manage our foreign currency transaction risks to acceptable limits through the use of derivatives that hedge forecasted cash flows associated with foreign currency transaction exposures, which are accounted for as cash flow hedges, as we deem appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria of the Derivatives and Hedging Topic of the FASB ASC, the changes in the derivatives’ fair values are not included in current earnings but are included in “Accumulated other comprehensive loss.” These changes in fair value will subsequently be reclassified into earnings as a component of product sales or expenses, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs.

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

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $8.9 billion and $8.5 billion at March 31, 2011 and December 31, 2010, respectively.

Commodity Forward Contracts. We enter into commodity forward contracts to reduce the risk of fluctuations in the price we pay for certain commodities (e.g., nickel) which are used directly in the production of our products, or are components of the products we procure to use in the production of our products. These hedges are economic hedges and the changes in fair value of these contracts are recorded currently in earnings in the period in which they occur. The fair value and outstanding notional amount of contracts hedging commodity exposures were insignificant at March 31, 2011 and December 31, 2010, respectively.

The following table summarizes the fair value of derivative instruments as of March 31, 2011 and December 31, 2010:

(Dollars in millions)	Balance Sheet Asset Location	March 31, 2011	December 31, 2010

Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other assets, current	$159	$73
Foreign Exchange Contracts	Other assets	41	24

		200	97

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other assets, current	50	31
Foreign Exchange Contracts	Other assets	4	5

		54	36

Total Asset Derivative Contracts		$254	$133

	Balance Sheet Liability Location
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Accrued liabilities	$83	$16
Foreign Exchange Contracts	Other long-term liabilities	—	1

		83	17

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Accrued liabilities	26	33
Foreign Exchange Contracts	Other long-term liabilities	2	3

		28	36

Total Liability Derivative Contracts		$111	$53

The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Gain recorded in Accumulated other comprehensive loss	$99	$55

Gain reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$43	$23

Assuming current market conditions continue, a $102 million pre-tax gain is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2011, all derivative contracts accounted for as cash flow hedges mature by February 2013.

The effect on the Condensed Consolidated Statement of Operations from foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Loss recognized in Other income, net	$(4)	$(4)

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

Valuation Hierarchy. The Fair Value Measurements and Disclosure Topic of the FASB ASC establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010:

(Dollars in millions)	Total Carrying Value at March 31, 2011	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$893	$893	$—	$—
Derivative assets	254	—	254	—
Derivative liabilities	111	—	111	—

(Dollars in millions)	Total Carrying Value at December 31, 2010	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$829	$829	$—	$—
Derivative assets	133	—	133	—
Derivative liabilities	53	—	53	—

Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of March 31, 2011, there were no significant transfers in and out of Level 1 and Level 2.

As of March 31, 2011, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$302	$279	$300	$276
Customer financing notes receivable	360	341	376	346
Long-term debt (excluding capitalized leases)	(10,084)	(11,289)	(10,117)	(11,500)

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

We had outstanding commercial aerospace financing and other contractual commitments totaling approximately $1.9 billion and $2.0 billion at March 31, 2011 and December 31, 2010, respectively. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitment itself is not readily determinable and is not considered significant.

Note 9: Credit Quality of Long-Term Receivables

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is intended to enhance a financial statement user’s ability to evaluate the entity’s credit risk exposures and adequacy of its allowance for credit losses by requiring additional disclosure about the nature of credit risk inherent in the portfolio of receivables, factors and methodologies used in estimating the allowance for credit losses and activity that occurs during a period for both financing receivables and allowance for credit losses. The scope of this ASU is limited to financing receivables, as defined by the ASU, and excludes short-term trade accounts receivable and receivables measured at fair value or lower of cost or fair value. We adopted the disclosures under this ASU for the reporting period ended December 31, 2010, with the exception of disclosures about activity that occurs during a reporting period, which became effective for interim and annual periods beginning on or after December 15, 2010. We adopted the interim disclosures required under this ASU during the quarter ended March 31, 2011.

A long-term or financing receivable represents a contractual right to receive money on demand or on fixed and determinable dates, including trade receivable balances with maturity dates greater than one year. Our long-term and financing receivables primarily represent balances related to the aerospace businesses such as long-term trade accounts receivable, leases, and notes receivable. We also have other long-term receivables in our commercial businesses; however, both the individual and aggregate amounts are not significant.

Our classes within aerospace long-term receivables are comprised of long-term trade accounts receivable and notes and leases receivable. Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as “Other assets” in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as “Customer financing assets” in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace long-term receivables as of March 31, 2011 and December 31, 2010:

(Dollars in millions)	March 31, 2011	December 31, 2010
Long-term trade accounts receivable	$128	$119
Notes and leases receivable	396	416

Total long-term receivables	$524	$535

Economic conditions and air travel influence the operating environment for most airlines, and the financial performance of our aerospace businesses is directly tied to the economic conditions of the commercial aerospace and defense industries. Additionally, the value of the collateral is also closely tied to commercial airline performance and may be subject to exposure of reduced valuation as a result of market declines. We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement. Factors considered in assessing collectability and risk include, but are not limited to, examination of credit quality indicators and other evaluation measures, underlying value of any collateral or security interests, significant past due balances, historical losses, and existing economic conditions.

Long-term receivables can be considered delinquent if payment has not been received in accordance with the underlying agreement. If determined delinquent, long-term trade accounts receivable and notes and leases receivable balances accruing interest may be placed on nonaccrual status. We record potential losses related to long-term receivables when identified. The reserve for credit losses on these receivables relates to specifically identified receivables that are evaluated individually for impairment. For notes and leases receivable, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Uncollectible long-term receivables are written-off when collection of the indebtedness has been pursued for a reasonable period of time without collection; the customer is no longer in operation; or judgment has been levied, but the underlying assets are not adequate to satisfy the indebtedness. At both March 31, 2011 and December 31, 2010, we do not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.

The following table provides the balance of aerospace long-term receivables at March 31, 2011, and summarizes the associated changes in the reserve for estimated credit losses and exposure for the quarter ended March 31, 2011:

(Dollars in millions)
Beginning balance of the reserve for credit losses and exposure	$42
Provision	—
Charge-offs	—
Recoveries	(9)
Other	—

Ending balance of the reserve for credit losses and exposure: individually evaluated for impairment	$33

Ending balance of long-term receivables: individually evaluated for impairment	$524

We determine credit ratings for each customer in the portfolio based upon public information and information obtained directly from our customers. We conduct a review of customer credit ratings, published historical credit default rates for different rating categories, and multiple third party aircraft value publications as a basis to validate the reasonableness of the allowance for losses on these balances quarterly or when events and circumstances warrant. The credit ratings listed below range from “A” which indicates an extremely strong capacity to meet financial obligations and the receivable is either collateralized or uncollateralized, to “D” which indicates that payment is in default and the receivable is uncollateralized. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables.

The following table summarizes the credit risk profile by creditworthiness category for aerospace long-term receivable balances at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in millions)	Long-term trade accounts receivable	Notes and leases receivable	Long-term trade accounts receivable	Notes and leases receivable
A - (low risk, collateralized/uncollateralized)	$122	$—	$114	$—
B - (moderate risk, collateralized/uncollateralized)	6	321	5	336
C - (high risk, collateralized/uncollateralized)	—	75	—	80
D - (in default, uncollateralized)	—	—	—	—

Total	$128	$396	$119	$416

Note 10: Shareowners’ Equity and Noncontrolling Interest

A summary of the changes in shareowners’ equity and noncontrolling interest (excluding redeemable noncontrolling interest) comprising total equity for the quarters ended March 31, 2011 and 2010 is provided below:

	Quarter Ended March 31,
	2011			2010
(Dollars in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of year	$21,385	$947	$22,332	$20,066	$933	$20,999
Comprehensive income (loss) for the period:
Net income	1,012	89	1,101	866	81	947
Other comprehensive income (loss):
Foreign currency translation, net	533	36	569	(350)	(23)	(373)
Increases in unrealized gains from available-for-sale securities, net	45		45	35		35
Cash flow hedging gains	43		43	25		25
Change in pension and post-retirement benefit plans, net	47		47	31		31

Total other comprehensive income (loss)	668	36	704	(259)	(23)	(282)

Total comprehensive income for the period	1,680	125	1,805	607	58	665
Common Stock issued under employee plans	194		194	187		187
Common Stock repurchased	(750)		(750)	(500)		(500)
Dividends on Common Stock	(368)		(368)	(373)		(373)
Dividends on ESOP Common Stock	(15)		(15)	(16)		(16)
Dividends attributable to noncontrolling interest		(76)	(76)		(89)	(89)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2)	(1)	(3)
Sale of subsidiary shares in noncontrolling interest	3	8	11	—	27	27
Acquisition of noncontrolling interest		5	5		25	25
Redeemable noncontrolling interest in subsidiaries’ earnings		(5)	(5)		(6)	(6)
Redeemable noncontrolling interest in total other comprehensive income		(4)	(4)		13	13
Change in redemption value of put options	(3)		(3)	(5)		(5)

Equity, end of period	$22,126	$1,000	$23,126	$19,964	$960	$20,924

Consistent with the requirements under the Business Combinations Topic of the FASB ASC and the accounting for redeemable equity instruments, all noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value.

A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters ended March 31, 2011 and 2010 is provided below:

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Redeemable noncontrolling interest, beginning of year	$317	$389
Net income	5	6
Foreign currency translation, net	4	(13)
Dividends attributable to noncontrolling interest	(10)	(10)
Change in redemption value of put options	3	5

Redeemable noncontrolling interest, end of period	$319	$377

Consistent with the requirements under the Business Combinations Topic of the FASB ASC and the accounting for noncontrolling interests in consolidated financial statements, changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarters ended March 31, 2011 and 2010 is provided below:

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Net income attributable to common shareowners	$1,012	$866

Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	3	—
Decrease in common stock for purchase of subsidiary shares	—	(2)

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$1,015	$864

Note 11: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2010.

The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2011 and 2010 are as follows:

(Dollars in millions)	2011	2010
Balance as of January 1	$1,136	$1,072
Warranties and performance guarantees issued	134	122
Settlements made	(120)	(90)
Other	281	(6)

Balance as of March 31	$1,431	$1,098

The increase reflected in “Other” in the above table primarily reflects the impact of finalizing purchase accounting on the recent acquisition of Clipper.

Note 12: Collaborative Arrangements

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, sales and risks are shared. Sales generated from engine programs, spare parts, and aftermarket business under collaboration arrangements are recorded as earned in our financial statements. Amounts attributable to our collaborative partners for their share of sales are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement of the collaborators’ share of program costs is recorded as a reduction of the related expense item at that time. As of March 31, 2011, the collaborators’ interests in all commercial engine programs ranged from 12% to 48%. Pratt & Whitney directs those programs and is the principal participant in all existing collaborative arrangements. There are no individually significant collaborative arrangements, and none of the partners’ shares exceed 31% of an individual program.

Note 13: Contingent Liabilities

Summarized below are the matters previously described in Note 17 of the Notes to the Consolidated Financial Statements in our 2010 Annual Report, incorporated by reference in our 2010 Form 10-K, updated as applicable.

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

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $89 million (including interest through March 2011). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims, which is pending.

Other. As previously disclosed, on August 27, 2010, Rolls-Royce plc (Rolls-Royce) sued Pratt & Whitney in the U.S. District Court for the Eastern District of Virginia, alleging that fan blades on certain engines manufactured by Pratt & Whitney infringe a U.S. patent held by Rolls-Royce. Trial in the matter is scheduled to commence on June 6, 2011. We are vigorously defending the case and believe that the Rolls-Royce patent is invalid and that Pratt & Whitney’s products do not infringe it. Rolls-Royce seeks damages plus interest, an injunction, attorney’s fees, and a finding of willful infringement. On April 1, 2011, the court dismissed Rolls-Royce’s claim of willful infringement, thereby eliminating from the upcoming trial the potential of an award of treble damages even if any infringement of a valid patent were to be found. Important pre-trial motions that may significantly impact the scope of the issues in the case, including the extent of damages permitted to be claimed by Rolls-Royce, are expected to be resolved prior to trial. Should Rolls-Royce ultimately prevail, the outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. As previously disclosed, in November 2010, Pratt & Whitney filed complaints against Rolls-Royce in the High Court of Justice, Chancery Division, Patent Court (HCJ) in the United Kingdom (UK) and with the U.S. International Trade Commission (ITC), and amended its previously-disclosed complaint against Roll-Royce and its parent, Rolls-Royce Group plc (Rolls-Royce Group) in the U.S. District Court for the District of Connecticut. The HCJ action alleges that certain turbomachinery blades, engines and components manufactured by Rolls-Royce infringe a UK patent held by Pratt & Whitney and seeks damages plus interest and all other relief to which Pratt & Whitney is entitled, including attorney’s fees, expenses, and a permanent order preventing further infringements. The ITC complaint seeks a permanent exclusion order barring the importation into the U.S. of infringing turbomachinery blades, engines and engine components manufactured by Rolls-Royce and Rolls-Royce Group, and requests a permanent cease-and-desist order against Rolls-Royce and Rolls-Royce Group preventing further importing, marketing, advertising, demonstrating, testing, distributing, licensing, offering for sale, or use of such infringing turbomachinery blades, engines and engine components. The ITC action and the HCJ action are both scheduled for trial in October 2011. In the Connecticut District Court action, Pratt & Whitney alleges similar infringement claims based on a U.S. patent held by Pratt & Whitney and seeks an injunction, damages, interest, attorney’s fees and other relief. The Connecticut District Court has stayed the suit pending the outcome of the ITC action.

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

Results for the quarters ended March 31, 2011 and 2010 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Otis	$2,772	$2,726	$630	$596	22.7%	21.9%
Carrier	2,766	2,467	310	139	11.2%	5.6%
UTC Fire & Security	1,628	1,415	162	123	10.0%	8.7%
Pratt & Whitney	3,095	2,841	471	436	15.2%	15.3%
Hamilton Sundstrand	1,448	1,326	244	221	16.9%	16.7%
Sikorsky	1,582	1,358	141	145	8.9%	10.7%

Total segments	13,291	12,133	1,958	1,660	14.7%	13.7%
Eliminations and other	53	(93)	(90)	(60)
General corporate expenses	—	—	(89)	(77)

Consolidated	$13,344	$12,040	$1,779	$1,523	13.3%	12.6%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring and other costs included in segment operating results.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2011 and 2010, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 25, 2011, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries (the “Corporation”) as of March 31, 2011, and the related condensed consolidated statement of operations for the three-month periods ended March 31, 2011 and 2010 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2011 and 2010. This interim financial information is the responsibility of the Corporation’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, of cash flows and of changes in equity for the year then ended (not presented herein), and in our report dated February 10, 2011 (which included an explanatory paragraph with respect to the Corporation’s change in the manner of accounting for business combinations and noncontrolling interests), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

April 25, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations are classified into six principal business segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses,” while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses.” Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. We previously reported “Other income, net,” which included “Interest income,” as a component of “Revenues.” “Other income, net,” excluding “Interest income,” is now reflected as a component of “Costs, Expenses and Other,” while “Interest income” is now netted with “Interest expense” for financial statement presentation. The current status of significant factors impacting our business environment in 2011 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report, which is incorporated by reference in our 2010 Form 10-K.

General

As worldwide businesses, our operations can be affected by industrial, economic and political factors on both a regional and global level. To limit the impact of any one industry, or the economy of any single country on our consolidated operating results, our strategy has been, and continues to be, the maintenance of a balanced and diversified portfolio of businesses. Our businesses include both commercial and aerospace operations, original equipment manufacturing (OEM) and extensive related aftermarket parts and services businesses, as well as the combination of shorter cycles at Carrier and in our commercial aerospace aftermarket businesses, and longer cycles at Otis and at our aerospace OEM businesses. Our customers include companies in the private sector and governments, and our businesses reflect an extensive geographic diversification that has evolved with the continued globalization of world economies.

The global economy, which showed signs of gradual improvement in 2010, continued to gain traction through the first three months of 2011, led by continued growth in emerging markets. While we expect there will be some impact from the turmoil in the Middle East and the recent earthquake and related events in Japan, end markets are generally improving as expected. In the United States, recent employment and consumer spending data are encouraging and indicate signs of further recovery, while Europe remains generally stable in spite of continuing sovereign debt concerns. As a result of the economic improvements, we are experiencing a strong rebound in our short cycle businesses such as Carrier’s Transicold and U.S. residential heating, ventilating, and air conditioning (HVAC), as well as within the commercial aerospace aftermarket businesses within both Pratt & Whitney and Hamilton Sundstrand. These improvements contributed to organic sales growth in the first quarter of 2011. Our longer cycle businesses are gaining traction, with growth in commercial aerospace OEM, global commercial HVAC at Carrier, as well as at UTC Fire & Security. Otis new equipment sales are lagging, but solid order trends provide confidence in sales recovery in the second half of 2011. Order rates in the first quarter of 2011 remain strong, with strength in commercial spares orders at Pratt & Whitney and Hamilton Sundstrand, growth in new equipment orders at Otis and global commercial HVAC new equipment orders at Carrier.

Consolidated net sales increased 11% in the first quarter of 2011, as compared to the same period of 2010. This reflects organic sales growth (9%), the benefit from foreign currency translation (1%) and the impact from net acquisitions (1%), as further discussed below within “Results of Continuing Operations.” Along with the consolidated net sales increase, consolidated operating profit increased 17% in the first quarter of 2011, as compared with the same period of 2010. This year-over-year improvement primarily reflects an increase in operational profit (12%), driven by higher volumes partially offset by higher research and development and commodity costs, lower year-over-year restructuring costs (2%) and the year-over-year beneficial impact from net gains related to business divestiture activity (3%). For the full year of 2011, we now expect an adverse impact on operating profits from gross commodity cost increases of approximately $250 million and incremental research and development investment in the range of $200 million to $225 million.

Commercial Businesses

Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, although Carrier also serves customers in the commercial and transport refrigeration industries. Sales in the commercial businesses are influenced by a number of external factors, including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, credit markets and other global and political factors. Carrier’s financial performance can also be influenced by production and utilization of transport equipment, and, in the case of its residential business, weather conditions. To ensure adequate supply of Carrier products in the distribution channel, Carrier customarily offers its customers incentives to purchase products. The principal incentive program provides reimbursements to distributors for offering promotional pricing on Carrier products. We account for incentive payments made as a reduction to sales.

Within the Otis segment, sales increased 2% in the first quarter of 2011, compared with the same period of 2010. The favorable impact of foreign currency translation (2%) and acquisitions (1%) was partially offset by lower organic sales (1%). Organic sales decreased due to a decline in new equipment sales mitigated by continued growth in the contractual maintenance business and improvements in repair volume. New equipment orders increased 17% in the first quarter of 2011, compared with the same period of 2010, with strong order growth in North America, Europe and China. Pricing remained under pressure in most markets.

Within Carrier, market improvements in the transport refrigeration and North American residential markets drove 18% organic sales growth during the first quarter of 2011. Carrier continued its transformation to a higher returns business, as evidenced by strong operating profit margin expansion in the first quarter of 2011, from strong profit conversion on its 18% organic sales growth. Commercial HVAC new equipment orders at Carrier grew 26% in the first quarter of 2011, compared with the same period of 2010, while U.S. residential gas furnace and splits unit shipments were also strong in the quarter despite continuing weakness in the U.S. housing market.

UTC Fire & Security experienced a 15% increase in sales in the first three months of 2011, compared to the same period of 2010, led by the positive impact from the acquisition of the GE Security business in March 2010. Organic sales increased 3% reflecting growth in the products and service and install businesses, while total orders in the first quarter of 2011 also grew 3% organically. Within the service and install businesses, all regions, except for the U.K., experienced order growth.

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

The commercial airline industry rebounded in 2010 and continues to gain traction in 2011. While airlines have maintained pricing and capacity discipline, sustained high oil prices will challenge the airlines and are expected to adversely impact airline profitability, and as a result could lead to reduced capacity and lower commercial aerospace aftermarket demand. Some airlines have already announced slower capacity growth for later in 2011. Despite these potential future adverse impacts, commercial aerospace aftermarket demand was robust in the first quarter of 2011. Commercial aerospace spares orders at Pratt & Whitney’s large commercial engine business and at Hamilton Sundstrand increased 33% and 23%, respectively, as compared with the same period of 2010. These increases in order rates have led to a corresponding increase in commercial aerospace aftermarket volume at both Pratt & Whitney and Hamilton Sundstrand, and accordingly, consolidated commercial aerospace aftermarket sales increased 22% in the first quarter of 2011, as compared with the same period of 2010.

Total sales at Sikorsky increased 16% in the first quarter of 2011, as compared to the same period of 2010, driven by increased international development aircraft and higher aftermarket volumes, partially offset by continued commercial market weakness. Sikorsky continued to benefit from U.S. government spending, although deficit reduction measures by the U.S. government are expected to pressure the U.S. Department of Defense budget in coming years, resulting in a decline in U.S. Department of Defense spending. Notwithstanding these expected pressures, Sikorsky’s military backlog remains very strong.

Acquisition and Disposition Activity

Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved.

During the first quarter of 2011, our investment in business acquisitions was $106 million, and consisted primarily of a number of small acquisitions in both our commercial and aerospace businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity, goodwill increased approximately $215 million in the first three months of 2011. We expect to invest approximately $1.5 billion in acquisitions in 2011, including those investments made during the first three months of 2011, although this will depend upon the timing, availability and the appropriate value of potential acquisition opportunities.

Other

As a result of the recent earthquake and related events in Japan, we continue to assess our operations and supply chain with the current expectation of some short-term disruptions in our businesses due largely to supply chain difficulties. Of principal focus are electronics, including microprocessors, capacitors, and other such components which are included in many of our products and across many of our businesses. We continue to work with suppliers in securing available inventory and alternate sources and we expect that the impact of disruptions, if any, will only occur in the second half of 2011. At this point we do not anticipate that any potential impacts will have a significant effect on our cash flows, competitive position, financial condition or results of operations. In light of these circumstances, we have also evaluated our self-insurance reserves and believe we have adequately provided for the currently estimated potential exposure.

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

Commercial airline financial distress and consolidation, global economic conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2011. See Part II, Item 1A, “Risk Factors” in this Form 10-Q for further discussion.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2010 Annual Report, incorporated by reference in our 2010 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2011.

RESULTS OF CONTINUING OPERATIONS

Net Sales

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Net Sales	$13,344	$12,040
Percentage change year-over-year	10.8%	(1.3)%

The 11% increase in the first quarter net sales in 2011, as compared with the same period of 2010, reflects organic sales growth (9%), the beneficial impact of foreign currency translation (1%) and the impact of net acquisitions (1%). As discussed above in the “Business Overview,” five of the six business segments experienced organic sales growth in the quarter, with Carrier reflecting 18% organic sales growth and Sikorsky reflecting 15% growth. While the strong organic growth partially reflects favorable comparisons to a weaker first quarter of 2010, it is also evidence of a broader recovery in our end markets. The organic growth at Carrier is driven primarily by the transport refrigeration and North America residential markets, while Sikorsky’s organic growth reflects higher sales driven by increased international development aircraft and higher aftermarket volumes. Higher commercial aerospace aftermarket sales volumes led the organic growth at both Pratt & Whitney and Hamilton Sundstrand in the first quarter of 2011.

Cost of Products and Services Sold

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Cost of products sold	$6,952	$6,359
Percentage of product sales	74.4%	75.8%
Cost of services sold	$2,689	$2,373
Percentage of service sales	67.2%	64.9%
Total cost of products and services sold	$9,641	$8,732
Percentage change year-over-year	10.4%	(4.1)%

The factors contributing to the total percentage change year-over-year for the quarter ended March 31, 2011 in total cost of products and services sold are as follows:

Organic volume	8%
Foreign currency translation	1%
Acquisitions and divestitures, net	1%

Total % Change	10%

In the first quarter of 2011, both total cost of products and services sold and overall sales volumes increased, as compared with the same period of 2010. Total cost of products and services sold grew organically (8%) at a rate lower than organic sales growth of 9% reflecting the beneficial impact from improved volume of higher margin product and services including commercial aerospace aftermarket sales at both Pratt & Whitney and Hamilton Sundstrand, transport refrigeration and U.S. residential HVAC sales at Carrier, and continued growth in the contractual maintenance business and increased repair volume at Otis. The year-over-year increase in cost of services sold as a percentage of service sales was primarily attributable to the timing of long-term aerospace service contracts. Cost of products and services sold also benefited from operational improvements across the businesses including cost savings and benefits of restructuring actions taken. These improvements were partially offset by the impact of higher commodity costs year-over-year.

Gross Margin

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Gross margin	$3,703	$3,308
Percentage of net sales	27.8%	27.5%

The increase in gross margin as a percentage of sales for the first quarter of 2011, as compared to the same period of 2010, reflects the benefit from increased sales volumes of higher margin product and services, continued focus on cost reduction, savings from previously initiated restructuring actions, net operational efficiencies and the beneficial impact of lower year-over-year restructuring costs (20 basis points). These improvements were partially offset by the adverse impact of losses associated with international development aircraft sales at Sikorsky and higher commodity costs year-over-year.

Research and Development

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Company-funded	$485	$397
Percentage of net sales	3.6%	3.3%
Customer-funded	422	492
Percentage of net sales	3.2%	4.1%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses and includes investments in the next generation product family at Pratt & Whitney, the Boeing 787 program at Hamilton Sundstrand, and various engine programs at Pratt & Whitney Canada (P&WC). The increase in amount in year-over-year company-funded research and development for the quarter ended March 31, 2011, as compared to the same period of 2010, primarily reflects an increase at Pratt & Whitney related to the next generation product family. The amount of company-funded research and development for the full year 2011 is expected to increase in the range of $200 million to $225 million from 2010 levels as a result of our continued focus on developing new technologies, led by Pratt & Whitney.

The decrease in amount in customer-funded research and development in the first quarter of 2011, compared to the same period in 2010 was primarily driven by a decrease at Pratt & Whitney related to a reduction in development spending on the Joint Strike Fighter program.

Selling, General and Administrative

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Selling, general and administrative expenses	$1,543	$1,424
Percentage of net sales	11.6%	11.8%

The increase in selling, general and administrative expenses in the first quarter of 2011, as compared to the same period of 2010, is due primarily to the impact of acquisitions completed over the preceding twelve months, including the acquisition of the GE Security business in March 2010 and the acquisition of Clipper in December 2010. As a percentage of sales, the 20 basis point year-over-year decrease primarily reflects the beneficial impact from increased sales, Carrier’s ongoing portfolio transformation and the impact of lower year-over-year restructuring costs, partially offset by the impact from recent acquisitions.

Other Income, Net

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Other income, net	$104	$36

Other income, net includes the operational impact of equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year change in other income, net in the first quarter of 2011, as compared with the same period of 2010, largely reflects the year-over-year impact from divestiture related activity, including a gain at Pratt & Whitney from the sale of an equity interest in a venture and a gain at UTC Fire & Security related to the disposition of the U.K. guarding business, both recorded in the first quarter of 2011. The year-over-year increase also reflects earnings improvement in Carrier’s Japan joint venture of approximately $20 million and the absence of approximately $20 million of charges recorded in the first quarter of 2010 associated with Carrier’s portfolio transformation.

Interest Expense, Net

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Interest expense	$166	$186
Interest income	(17)	(15)

Interest expense, net	$149	$171

Average interest expense rate	5.8%	5.9%

The decrease in interest expense, net in the first quarter of 2011, as compared with the same period of 2010, was led by the impact from lower average long-term debt balances and lower average interest expense rates year-over-year. Interest expense also reflects the low cost associated with our commercial paper borrowings.

Income Taxes

	Quarter Ended March 31,
	2011	2010
Effective tax rate	32.5%	30.0%

The effective tax rate for the quarter ended March 31, 2011 has increased as compared to the same period of 2010 primarily reflecting an increase to the annual effective tax rate as a result of 2010 U.S. tax legislation. We expect our full year annual effective income tax rate in 2011 to be approximately 30.5%. As a result of 2010 U.S. tax legislation and the impact on our tax rate, we anticipate variability in the tax rate quarter to quarter. This is due to the tax impacts associated with planned internal legal entity reorganizations expected to occur during the remaining nine months of the year.

Net Income and Earnings Per Share

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2011	2010
Net income	$1,101	$947
Less: Noncontrolling interest in subsidiaries’ earnings	89	81

Net income attributable to common shareowners	$1,012	$866

Diluted earnings per share	$1.11	$0.93

Diluted earnings per share for the first quarter of 2011 includes a net charge of $.02 per share from restructuring, as compared to a $.05 per share charge in the same period of 2010. The impact of foreign currency generated a positive impact of $.01 per diluted share on our operational performance in the first quarter of 2011. This year-over-year impact also includes the beneficial impact of foreign currency hedging, which was offset by the net adverse foreign currency translation impact at P&WC. At P&WC, the weakness of the U.S. dollar in the first quarter of 2011 generated an adverse foreign currency translation impact as the majority of P&WC’s sales are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. As a result of hedging programs currently in place, P&WC’s 2011 full year operating results are expected to include a net adverse impact of hedging and foreign currency translation of approximately $75 million. For additional discussion of hedging, refer to Note 8 to the Condensed Consolidated Financial Statements.

Restructuring and Other Costs

During the first three months of 2011, we recorded pre-tax restructuring and other costs totaling $31 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$2
Carrier	14
UTC Fire & Security	7
Pratt & Whitney	4
Hamilton Sundstrand	3
Sikorsky	1

Total	$31

The net costs included $18 million recorded in cost of sales and $13 million in selling, general and administrative expenses. As described below, these costs primarily relate to actions initiated during 2011 and 2010.

2011 Actions. During the first three months of 2011, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring and other costs totaling $11 million as follows: Otis $3 million, Carrier $3 million, UTC Fire & Security $2 million, Hamilton Sundstrand $2 million and Sikorsky $1 million. The charges included $6 million in cost of sales and $5 million in selling, general and administrative expenses, which were for severance and related employee termination costs.

We expect the 2011 actions that were initiated in the first three months to result in net workforce reductions of approximately 300 hourly and salaried employees, the exiting of approximately 75,000 net square feet and the disposal of assets associated with exited facilities. We are targeting the majority of the workforce and all facility related cost reduction actions for completion during 2011 and 2012. Approximately 75% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first three months of 2011, we had cash outflows of approximately $1 million related to the 2011 actions. We expect to incur additional restructuring and other costs of $9 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $18 million annually.

2010 Actions. During the first three months of 2011, we recorded net pre-tax restructuring and other costs totaling $15 million for restructuring actions initiated in 2010. The 2010 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded the charges for the first three months of 2011 as follows: Otis $1 million, Carrier $11 million, UTC Fire & Security $2 million and Pratt & Whitney $1 million. The charges included $11 million in cost of sales and $4 million in selling, general and administrative expenses. Those costs included $5 million for severance and related employee termination costs, $4 million for asset write-downs and $6 million for facility exit, lease termination costs and other related costs.

We expect the 2010 actions to result in net workforce reductions of approximately 5,000 hourly and salaried employees, the exiting of approximately 3.9 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2011, we have completed net workforce reductions of approximately 3,000 employees and exited approximately 660,000 net square feet of facilities. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2011 and 2012. Approximately 80% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first three months of 2011, we had cash outflows of approximately $85 million related to the 2010 actions. We expect to incur additional restructuring and other costs of $68 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $350 million annually.

Additional 2011 Actions. We expect to initiate additional restructuring actions during the remainder of 2011. Including trailing costs related to previously initiated actions, we expect full year 2011 restructuring costs of approximately $150 million to $200 million, including the $31 million of charges incurred during the first three months of 2011. The expected adverse impact on full year earnings in 2011 from anticipated restructuring costs is expected to be offset by the beneficial impact from non-recurring items. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2011 and 2010 are included in “Eliminations and other” below, which also includes certain smaller subsidiaries.

Results for the quarters ended March 31, 2011 and 2010 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Otis	$2,772	$2,726	$630	$596	22.7%	21.9%
Carrier	2,766	2,467	310	139	11.2%	5.6%
UTC Fire & Security	1,628	1,415	162	123	10.0%	8.7%
Pratt & Whitney	3,095	2,841	471	436	15.2%	15.3%
Hamilton Sundstrand	1,448	1,326	244	221	16.9%	16.7%
Sikorsky	1,582	1,358	141	145	8.9%	10.7%

Total segments	13,291	12,133	1,958	1,660	14.7%	13.7%
Eliminations and other	53	(93)	(90)	(60)
General corporate expenses	—	—	(89)	(77)

Consolidated	$13,344	$12,040	$1,779	$1,523	13.3%	12.6%

First quarter 2011 and 2010 restructuring and other costs included in consolidated operating profit totaled $31 million and $67 million, respectively, as follows:

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Otis	$2	$11
Carrier	14	18
UTC Fire & Security	7	10
Pratt & Whitney	4	26
Hamilton Sundstrand	3	2
Sikorsky	1	—

Total	$31	$67

The tables and segment discussions that follow address the factors that contributed to the year-over-year changes in net sales and operating profits:

Otis –

	Quarter Ended March 31, 2011
	Net Sales	Operating Profit
Organic sales / Operational operating profit	(1)%	2%
Foreign currency translation	2%	1%
Acquisitions and divestitures, net	1%	—
Restructuring and other costs	—	2%
Other	—	1%

Total % Change	2%	6%

Sales increased $46 million (2%) in the first quarter of 2011, compared with the same period of 2010. The organic sales decline in the quarter was due to a decrease in overall new equipment sales (6%), driven by declines in Europe and North America, partially offset by continued growth in China. The decrease in new equipment sales was partially offset by continued growth in the contractual maintenance business and improvement in the repair volume.

Operating profits increased $34 million (6%) in the first quarter of 2011, compared with the same period of 2010. Operational profit improvement in the quarter was principally due to higher service volume, which more than offset the decline in new equipment profit from lower new equipment sales as compared to the same period of 2010.

Carrier –

	Quarter Ended March 31, 2011
	Net Sales	Operating Profit
Organic sales / Operational operating profit	18%	110%
Foreign currency translation	1%	1%
Acquisitions and divestitures, net	(7)%	(3)%
Restructuring and other costs	—	3%
Other	—	12%

Total % Change	12%	123%

Sales increased $299 million (12%) in the first quarter of 2011, compared with the same period of 2010. Organic sales growth was driven primarily by improvements in the transport refrigeration and North American residential markets. The 7% decrease in “Acquisitions and divestitures, net” reflects the net year-over-year impact from the disposition of businesses and the formation of noncontrolling ventures globally.

Operating profits increased $171 million (123%) in the first quarter of 2011, compared with the same period of 2010. The operational operating profit improvement (110%) was largely driven by strong profit conversion on the organic sales growth, particularly in the higher margin transport refrigeration and U.S. residential HVAC businesses. The operational profit increase also benefited from earnings improvement in Carrier’s Japan joint venture (14%). These benefits were partially offset by higher net commodity costs (30%). The increase contributed by “Other” primarily reflects the absence of charges recorded in the first quarter of 2010 associated with Carrier’s ongoing portfolio transformation.

UTC Fire & Security –

	Quarter Ended March 31, 2011
	Net Sales	Operating Profit
Organic sales / Operational operating profit	3%	11%
Foreign currency translation	2%	3%
Acquisitions and divestitures, net	10%	5%
Restructuring and other costs	—	2%
Other	—	11%

Total % Change	15%	32%

Sales increased $213 million (15%) in the first quarter of 2011, compared with the same period of 2010. Organically, the increase reflects growth in the products as well as the service and install businesses. The growth in the service and install business was led by higher volume in Asia. The increase contributed by “Acquisitions and divestitures, net” reflects the year-over-year impact from the acquisition in March 2010 of the GE Security business.

Operating profits increased $39 million (32%) in the first quarter of 2011, compared with the same period of 2010. The operational profit improvement reflects the benefits of higher volumes and integrating operations. The increase contributed by “Acquisitions and divestitures, net” reflects the year-over-year impact from the acquisition in March 2010 of the GE Security business. The 11% contributed by “Other” reflects a gain from the disposition of the U.K. guarding business.

Pratt & Whitney –

	Quarter Ended March 31, 2011
	Net Sales	Operating Profit
Organic sales */ Operational operating profit *	10%	—
Foreign currency (including P&WC net hedging) *	(1)%	(1)%
Restructuring and other costs	—	5%
Other	—	4%

Total % Change	9%	8%

*	As discussed further in the “Business Overview” and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, for Pratt & Whitney only, the transactional impact of foreign exchange hedging at P&WC has been netted against the translational foreign exchange impact for presentation purposes in the above table. For all other segments, these foreign exchange transactional impacts are included within the organic sales/operational operating profit caption in their respective tables. Due to its significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

Sales increased $254 million (9%) in the first quarter of 2011, compared with the same period of 2010. Organic sales growth is primarily attributable to growth in the large commercial engine business (11%), driven by higher commercial spares and aftermarket volumes and an increase at P&WC (4%) on higher aftermarket volumes and engine sales. These increases were partially offset by a decline in the military engine business (5%) driven by lower military engine deliveries.

Operating profits increased $35 million (8%) in the first quarter of 2011, compared with the same period of 2010. Profit improvements within the large commercial engine business associated with the higher commercial spares and aftermarket volumes combined with higher profits at P&WC as a result of higher sales volumes noted above were partially offset by lower profit contribution from the military engine business on lower military engine deliveries and development sales. This net benefit was offset by higher research and development costs (17%). The 4% contributed by “Other” reflects a gain on the sale of an equity interest in a venture in the first quarter of 2011.

Hamilton Sundstrand –

	Quarter Ended March 31, 2011
	Net Sales	Operating Profit
Organic sales / Operational operating profit	9%	10%

Total % Change	9%	10%

Sales increased $122 million (9%) in the first quarter of 2011, compared with the same period of 2010. The organic sales growth reflects higher volumes in both the aerospace (7%) and industrial (2%) businesses. The increase within aerospace was primarily attributable to higher commercial aftermarket spares and repair (5%) and OEM (2%) sales volumes. The industrial business increase was led by the compressor business attributable to general increases in infrastructure and industrial spending, particularly in the U.S. and Asia.

Operating profits increased $23 million (10%) in the first quarter of 2011, compared with the same period of 2010. The increase in operational profit reflects an increase in both the aerospace (5%) and the industrial (5%) businesses. The increase within aerospace reflects the benefit from higher sales volume, primarily from higher margin commercial aftermarket sales, partially offset by higher research and development costs (5%). The increase in the industrial business reflects the benefit from higher sales volume and cost reduction initiatives.

Sikorsky –

	Quarter Ended March 31, 2011
	Net Sales	Operating Profit
Organic sales / Operational operating profit	15%	(1)%
Acquisitions and divestitures, net	1%	(1)%
Restructuring and other costs	—	(1)%

Total % Change	16%	(3)%

Sales increased $224 million (16%) in the first quarter of 2011, compared with the same period of 2010. The organic sales growth was primarily driven by higher international development aircraft sales, including the first Canadian Maritime helicopter, and favorable configuration mix in military (15% combined). Net sales from commercial operations decreased (5%) due to continued commercial market weakness, while aftermarket support increased (5%) primarily driven by higher military volume.

Operating profits decreased $4 million (3%) in the first quarter of 2011, compared with the same period of 2010. The decrease in operational profit includes the adverse impact of losses associated with international development aircraft sales (11%), offset by the beneficial impact from higher U.S. government volume. Operational profit within commercial operations decreased as a result of continued market weakness (2%) to account for the majority of the remaining year-over-year change.

Eliminations and other –

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses such as UTC Power and Clipper. The year-over-year change in sales for the first quarter of 2011, as compared with the same period of 2010, primarily reflects the impact from the acquisition of Clipper. The year-over-year change in operating profit for the first quarter of 2011, as compared with the same period of 2010, primarily reflects the impact from higher self insurance and legal costs.

LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Cash and cash equivalents	$4,440	$4,083	$4,788
Total debt	10,487	10,289	11,952
Net debt (total debt less cash and cash equivalents)	6,047	6,206	7,164
Total equity	23,126	22,332	20,924
Total capitalization (debt plus equity)	33,613	32,621	32,876
Net capitalization (debt plus equity less cash and cash equivalents)	29,173	28,538	28,088
Debt to total capitalization	31%	32%	36%
Net debt to net capitalization	21%	22%	26%

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

Although the global financial crisis experienced over the last several years has subsided, uncertainties still exist, including the impact from the turmoil in the Middle East and earthquake in Japan. In the US, the recent employment and consumer spending data are encouraging signs of further recovery, while Europe generally remains stable in spite of continuing sovereign debt concerns. In light of these circumstances, we continue to assess our current business, are closely monitoring the impact on our customers and suppliers, and have determined that overall there has not been a significant effect on our financial position, results of operations or liquidity during the first quarter of 2011. Due to the continued improvement in equity markets during the course of 2010, our domestic pension funds experienced a positive return on assets of approximately 15% in 2010. During the first quarter of 2011, our domestic funds have experienced modest, but positive, returns reflecting cautious market conditions. The continued recognition of prior pension losses and the impact of a lower discount rate, partially offset by additional funding and the positive returns experienced during 2010, are expected to increase pension expense in 2011 by approximately $150 million as compared to 2010.

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

At March 31, 2011, we had committed revolving credit agreements from banks permitting aggregate borrowings of up to $3.0 billion under a $1.6 billion revolving credit agreement and a $1.4 billion multicurrency revolving credit agreement, which expire in November 2014 and December 2014, respectively. As of March 31, 2011, there were no borrowings under these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2011, our maximum commercial paper borrowing authority was $3 billion.

We continue to have access to the commercial paper markets and our existing credit facilities, and expect to continue to generate strong operating cash flows. While the impact of market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs.

Given our extensive international operations, most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2011, $52 million of restricted cash was reported in current assets in the Condensed Consolidated Balance Sheet. Restricted cash as of March 31, 2010 was not significant.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.

Cash Flow - Operating Activities

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Net cash flows provided by operating activities	$1,361	$1,154

The increase in cash generated from operating activities in the first quarter of 2011 as compared with the same period in 2010 is due largely to the increase in net income attributable to common shareowners. Higher working capital cash requirements during the first quarter of 2011 were partially offset by the net combined improvements in other operational accounts, which reflected normal operational activity. During the first quarter of 2011, the net increase in working capital resulted in a cash outflow of $301 million compared to a cash outflow of $194 million during the first three months of 2010. This increase of $107 million was primarily driven by the higher working capital requirements associated with the increase in sales volumes. Increased inventory levels were partially offset by growth in accounts payable and accrued liabilities, while strong collections performance led to a minimal increase in accounts receivable levels. The net increase in accrued liabilities includes higher tax accruals resulting principally from higher earnings.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the first quarter of 2011 and 2010 were $29 million and $42 million, respectively. Improved investment returns and additional voluntary pension contributions during 2010 improved the funded status of all plans, helping to minimize future funding requirements. Contributions to our defined pension plans in 2011 are expected to meet or exceed the current funding requirements.

Cash Flow - Investing Activities

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Net cash flows used in investing activities	$(201)	$(2,124)

The decrease in cash used in investing activities is largely a result of a decrease in acquisition activity in the first quarter of 2011, as compared with the same period of 2010. Investments in businesses in the first quarter of 2011 consisted of a number of small acquisitions in both our commercial and aerospace businesses. Investments in businesses in the first quarter of 2010 primarily reflected the acquisition of the GE Security business for approximately $1.8 billion and the acquisition of a 49.5% equity stake in Clipper for approximately $270 million. We expect total investments in businesses in 2011 to be approximately $1.5 billion, including acquisitions completed during the first quarter of 2011; however, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. Capital expenditures increased $33 million primarily at Carrier and Hamilton Sundstrand, which included expenditures related to new product launches and capacity increases.

Customer financing activities were a net source of cash of $18 million for the first quarter of 2011, compared to a net use of cash of $50 million for the same period in 2010. While we expect that 2011 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $1.9 billion and $2.0 billion related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms at March 31, 2011 and December 31, 2010, respectively, of which as much as $157 million may be required to be disbursed during 2011.

Cash Flow - Financing Activities

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
Net cash flows (used in) provided by financing activities	$(879)	$1,318

The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had $209 million of commercial paper outstanding at March 31, 2011.

We repurchased $750 million of our common stock of which $727 million was paid for in the first quarter of 2011, under an existing 60 million share repurchase program. Share repurchases in the first quarter of 2011 represent approximately 9.1 million shares. In addition to management’s view that the repurchase of our common stock is a beneficial investment, we also repurchase to offset the dilutive effect of the issuance of stock and options under the stock-based employee benefit programs. At March 31, 2011, approximately 24.8 million shares remain available for repurchase under the share repurchase program. We expect total share repurchases in 2011 to approximate $2.5 billion; however, total repurchases may vary depending upon various factors including the level of other investing activities.

We paid dividends on Common Stock of $0.425 per share in the first quarter of 2011 totaling $368 million in the aggregate. On April 13, 2011, the Board of Directors declared a dividend of $0.48 per share payable June 10, 2011.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2010 Annual Report, incorporated by reference in our 2010 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At March 31, 2011, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as otherwise disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2011. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2010 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

•	future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance;

•

the effect of economic conditions in the markets in which we operate in the United States and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction and in both the commercial and defense segments of the aerospace industry, levels of air travel, financial difficulties (including bankruptcy) of commercial airlines, the impact of weather conditions and natural disasters and the financial condition of our customers and suppliers;

•	delays and disruption in delivery of materials and services from suppliers;

•	new business opportunities;

•	cost reduction efforts and restructuring costs and savings and other consequences thereof;

•	the scope, nature or impact of acquisition and divestiture activity, including integration of acquired businesses into our existing businesses;

•	the development, production, delivery, support, performance and anticipated benefits of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the outcome of legal proceedings and other contingencies;

•	future repurchases of our common stock;

•	future levels of indebtedness and capital research and development spending;

•	future availability of credit;

•	pension plan assumptions and future contributions; and

•	the effect of changes in tax, environmental and other laws and regulations or political conditions in the United States and other countries in which we operate.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Form 10-Q includes important information as to factors that may cause actual results to vary materially from those stated in the forward-looking statements. See the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Continuing Operations,” and “Liquidity and Financial Condition” and the section titled “Risk Factors” in our 2010 Form 10-K. Our 2010 Form 10-K also includes important information as to these risk factors in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2010 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Environmental Matters” and “Restructuring and Other Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed, on August 27, 2010, Rolls-Royce plc (Rolls-Royce) sued Pratt & Whitney in the U.S. District Court for the Eastern District of Virginia, alleging that fan blades on certain engines manufactured by Pratt & Whitney infringe a U.S. patent held by Rolls-Royce. Trial in the matter is scheduled to commence on June 6, 2011. We are vigorously defending the case and believe that the Rolls-Royce patent is invalid and that Pratt & Whitney’s products do not infringe it. Rolls-Royce seeks damages plus interest, an injunction, attorney’s fees, and a finding of willful infringement. On April 1, 2011, the court dismissed Rolls-Royce’s claim of willful infringement, thereby eliminating from the upcoming trial the potential of an award of treble damages even if any infringement of a valid patent were to be found. Important pre-trial motions that may significantly impact the scope of the issues in the case, including the extent of damages permitted to be claimed by Rolls-Royce, are expected to be resolved prior to trial. Should Rolls-Royce ultimately prevail, the outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. As previously disclosed, in November 2010, Pratt & Whitney filed complaints against Rolls-Royce in the High Court of Justice, Chancery Division, Patent Court (HCJ) in the United Kingdom (UK) and with the U.S. International Trade Commission (ITC), and amended its previously-disclosed complaint against Roll-Royce and its parent, Rolls-Royce Group plc (Rolls-Royce Group) in the U.S. District Court for the District of Connecticut. The HCJ action alleges that certain turbomachinery blades, engines and components manufactured by Rolls-Royce infringe a UK patent held by Pratt & Whitney and seeks damages plus interest and all other relief to which Pratt & Whitney is entitled, including attorney’s fees, expenses, and a permanent order preventing further infringements. The ITC complaint seeks a permanent exclusion order barring the importation into the U.S. of infringing turbomachinery blades, engines and engine components manufactured by Rolls-Royce and Rolls-Royce Group, and requests a permanent cease-and-desist order against Rolls-Royce and Rolls-Royce Group preventing further importing, marketing, advertising, demonstrating, testing, distributing, licensing, offering for sale, or use of such infringing turbomachinery blades, engines and engine components. The ITC action and the HCJ action are both scheduled for trial in October 2011. In the Connecticut District Court action, Pratt & Whitney alleges similar infringement claims based on a U.S. patent held by Pratt & Whitney and seeks an injunction, damages, interest, attorney’s fees and other relief. The Connecticut District Court has stayed the suit pending the outcome of the ITC action.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2010 Form 10-K.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our Global Growth Is Subject to a Number of Economic Risks

The global economy, which experienced a significant downturn throughout 2008 and 2009, including widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, began showing signs of gradual improvement in 2010. However, while some economic indicators have continued to trend positively over the first three months of 2011, uncertainty continues to exist as to the overall rate and stability of the recovery. Global gross domestic product growth continues to be led by emerging markets. In the developed economies, particularly in Europe, where the recovery is sluggish, the unwinding of fiscal stimuli and lingering high unemployment have encouraged the use of expansionary monetary policies to sustain economic recoveries. Although the recent financial turmoil related to European sovereign debt issues has not had a significant impact on our operations to date, further disruptions in Europe or in other economies could affect our revenues or liquidity. Further, while we expect some short term impact on a discrete number of our suppliers from the recent earthquake and related events in Japan, at this time we do not anticipate a significant impact on our cash flows, competitive position, financial condition or results of operations.

Although consumer confidence in the U.S. has improved since the economic downturn, it still remains low, while unemployment remains high and the housing market remains depressed. There can be no assurance that any of the recent economic improvements will be broad-based and sustainable, or that they will enhance conditions in markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital. While these economic developments have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airline customers and business jet operators, and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results.

Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries

The results of our commercial and industrial businesses, which generated approximately 57% of our consolidated net sales in 2010, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, the tightening of the U.S. credit markets and other global and political factors. For example, a slowdown in building and remodeling activity can adversely affect Carrier’s business. In addition to these factors, Carrier’s financial performance can also be influenced by production and utilization of transport equipment and, particularly in its residential business, weather conditions.

The results of our commercial and military aerospace businesses, which generated approximately 43% of our consolidated net sales in 2010, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown signs of gradual improvement in 2010 and over the first three months of 2011, uncertainty continues to exist. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace sales and losses under existing contracts. In addition, capital spending and demand for aircraft engine and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions, pandemic health issues or major natural disasters could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2011, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Our Business May Be Affected by Government Contracting Risks

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations relating to certain of our U.S. government contracts. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigation (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges. In addition, we are also sensitive to U.S. military budgets, which may fluctuate based on the policies of a new administration or Congress.

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Foreign Currency Fluctuations, Economic Conditions and Changes in Local Government Regulation

We conduct our business on a global basis, with approximately 60% of our total 2010 segment sales derived from international operations, including U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (primarily the commercial businesses), where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins may also be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations.

The majority of sales in the aerospace businesses are transacted in U.S. dollars, consistent with established industry practice, while the majority of costs at locations outside the United States are incurred in the applicable local currency (principally the Euro and the Canadian Dollar). For operating units with U.S. Dollar sales and local currency costs, there is a foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales. See Note 1 and Note 13 to the Consolidated Financial Statements in our 2010 Annual Report and Note 8 to the Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of our hedging strategies.

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

In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Mexico, Russia, South Africa and countries in the Middle East, that carry high levels of currency, political and economic risk. We expect that sales to emerging markets will continue to account for a significant portion of our sales as our business evolves and as these and other developing nations and regions around the world increase their demand for our products. Emerging market operations can present many risks, including civil disturbances, health concerns, cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses from, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures

We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and expect to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in connection with these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. However, our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations imposed on us and could affect our future financial results.

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier- and internally-produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of our products and products that incorporate technologies we develop. These factors involve significant risks and uncertainties. Any development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our suppliers and subcontractors may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, helicopters, aircraft systems and components and other products currently in development or pending required certifications. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the services. To generate an acceptable return on our investment in these contracts we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. Any of the foregoing could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in our 2010 Form 10-K, as updated from time to time in subsequent filings, including this Form 10-Q. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50% likelihood that such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in a material adverse effect on our financial condition or results of operations in the period in which such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.

We May Be Unable to Realize Expected Benefits From Our Cost Reduction and Restructuring Efforts and Our Profitability May Be Hurt or Our Business Otherwise Might Be Adversely Affected

In order to operate more efficiently and control costs, we announce from time to time restructuring plans, which include workforce reductions as well as global facility consolidations and other cost reduction initiatives. These plans are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings. We may undertake further workforce reductions or restructuring actions in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2011	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
January 1 - January 31	1,968	$80.31	1,968	31,900
February 1 - February 28	3,461	83.92	3,460	28,440
March 1 - March 31	3,689	81.70	3,688	24,752

Total	9,118	$82.24	9,116

We repurchase shares under a program announced on March 10, 2010, which authorized the repurchase of up to 60 million shares of our common stock. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. These repurchases are included within the scope of the overall repurchase program authorized in March 2010. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 2,000 shares were reacquired in transactions outside the program during the quarter ended March 31, 2011.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20110331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20110331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20110331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20110331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20110331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20110331_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheet at March 31, 2011 and 2010, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

Dated: April 25, 2011	by:	/S/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated: April 25, 2011	by:	/S/ PETER F. LONGO
Peter F. Longo
Vice President, Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20110331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20110331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20110331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20110331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20110331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20110331_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.