Form 10-Q
period 2011-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2011-07-25
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At June 30, 2011 there were 908,712,931 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2011

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,
(Dollars in millions, except per share amounts; shares in millions)	2011	2010
Net Sales:
Product sales	$10,823	$9,967
Service sales	4,253	3,835

	15,076	13,802

Costs, Expenses and Other:
Cost of products sold	8,099	7,466
Cost of services sold	2,806	2,549
Research and development	526	459
Selling, general and administrative	1,644	1,491
Other income, net	(219)	(45)

Operating profit	2,220	1,882
Interest expense, net	141	149

Income before income taxes	2,079	1,733
Income tax expense	649	521

Net income	1,430	1,212
Less: Noncontrolling interest in subsidiaries’ earnings	112	102

Net income attributable to common shareowners	$1,318	$1,110

Earnings Per Share of Common Stock:
Basic	$1.48	$1.22
Diluted	$1.45	$1.20
Dividends Per Share of Common Stock	$.480	$.425
Weighted average number of shares outstanding:
Basic shares	892.9	910.4
Diluted shares	909.8	925.4

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions, except per share amounts; shares in millions)	2011	2010
Net Sales:
Product sales	$20,168	$18,352
Service sales	8,252	7,490

	28,420	25,842

Costs, Expenses and Other:
Cost of products sold	15,051	13,825
Cost of services sold	5,495	4,922
Research and development	1,011	856
Selling, general and administrative	3,187	2,915
Other income, net	(323)	(81)

Operating profit	3,999	3,405
Interest expense, net	290	320

Income before income taxes	3,709	3,085
Income tax expense	1,178	926

Net income	2,531	2,159
Less: Noncontrolling interest in subsidiaries’ earnings	201	183

Net income attributable to common shareowners	$2,330	$1,976

Earnings Per Share of Common Stock:
Basic	$2.60	$2.17
Diluted	$2.55	$2.13
Dividends Per Share of Common Stock	$.905	$.850
Weighted average number of shares outstanding:
Basic shares	895.9	912.1
Diluted shares	912.4	927.4

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in millions)	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$5,396	$4,083
Accounts receivable, net	9,801	8,925
Inventories and contracts in progress, net	8,795	7,766
Future income tax benefits, current	1,557	1,623
Other assets, current	880	1,113

Total Current Assets	26,429	23,510

Customer financing assets	1,059	1,118
Future income tax benefits	1,724	1,970
Fixed assets	16,365	15,914
Less: Accumulated depreciation	(10,036)	(9,634)

Fixed assets, net	6,329	6,280

Goodwill	18,309	17,721
Intangible assets, net	4,141	4,060
Other assets	4,156	3,834

Total Assets	$62,147	$58,493

Liabilities and Equity
Short-term borrowings	$1,270	$116
Accounts payable	5,686	5,206
Accrued liabilities	12,622	12,247
Long-term debt currently due	636	163

Total Current Liabilities	20,214	17,732

Long-term debt	9,492	10,010
Future pension and postretirement benefit obligations	3,528	3,592
Other long-term liabilities	4,826	4,510

Total Liabilities	38,060	35,844

Redeemable noncontrolling interest	348	317
Shareowners’ Equity:
Common Stock	13,036	12,597
Treasury Stock	(18,960)	(17,468)
Retained earnings	31,701	30,191
Unearned ESOP shares	(158)	(166)
Accumulated other comprehensive loss	(2,896)	(3,769)

Total Shareowners’ Equity	22,723	21,385
Noncontrolling interest	1,016	947

Total Equity	23,739	22,332

Total Liabilities and Equity	$62,147	$58,493

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
Operating Activities:
Net income attributable to common shareowners	$2,330	$1,976
Noncontrolling interest in subsidiaries’ earnings	201	183

Net income	2,531	2,159
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	677	666
Deferred income tax provision	292	128
Stock compensation cost	128	88
Change in:
Accounts receivable	(624)	(552)
Inventories and contracts in progress	(829)	(653)
Other current assets	(7)	(26)
Accounts payable and accrued liabilities	524	834
Global pension contributions*	(70)	(261)
Other operating activities, net	(3)	171

Net cash flows provided by operating activities	2,619	2,554

Investing Activities:
Capital expenditures	(390)	(302)
Investments in businesses	(184)	(2,368)
Dispositions of businesses	147	132
Decrease (increase) in customer financing assets, net	29	(28)
Other investing activities, net	91	207

Net cash flows used in investing activities	(307)	(2,359)

Financing Activities:
(Repayment) issuance of long-term debt, net	(60)	1,106
Increase in short-term borrowings, net	1,156	1,174
Common Stock issued under employee stock plans	168	162
Dividends paid on Common Stock	(781)	(744)
Repurchase of Common Stock	(1,500)	(1,150)
Other financing activities, net	(92)	(143)

Net cash flows (used in) provided by financing activities	(1,109)	405

Effect of foreign exchange rate changes on cash and cash equivalents	110	(52)

Net increase in cash and cash equivalents	1,313	548

Cash and cash equivalents, beginning of year	4,083	4,449

Cash and cash equivalents, end of period	$5,396	$4,997

*	Non-cash activities include contributions of UTC common stock of $250 million to domestic defined benefit pension plans in the second quarter of 2010. There were no contributions of UTC common stock in 2011.

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at June 30, 2011 and for the quarters and six months ended June 30, 2011 and 2010 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. We previously reported “Other income, net,” which included “Interest income,” as a component of “Revenues.” “Other income, net,” excluding “Interest income,” is now reflected as a component of “Costs, Expenses and Other,” while “Interest income” is now netted with “Interest expense” for financial statement presentation. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2010 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2010 (2010 Form 10-K).

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions and Dispositions. During the first six months of 2011, our investment in business acquisitions was $184 million and consisted of a number of smaller acquisitions in both the aerospace and commercial businesses. As a result of Sikorsky’s contribution of a business into a new venture in the United Arab Emirates, we recognized a gain of approximately $73 million in the second quarter of 2011.

Goodwill. Changes in our goodwill balances for the first six months of 2011 were as follows:

(Dollars in millions)	Balance as of January 1, 2011	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of June 30, 2011
Otis	$1,470	$27	$76	$1,573
Carrier	3,171	13	18	3,202
UTC Fire & Security	6,646	36	137	6,819
Pratt & Whitney	1,224	—	11	1,235
Hamilton Sundstrand	4,491	(10)	22	4,503
Sikorsky	330	—	4	334

Total Segments	17,332	66	268	17,666
Eliminations and other	389	254	—	643

Total	$17,721	$320	$268	$18,309

For the six months ended June 30, 2011, we recorded an additional $254 million of goodwill, reflected within “Eliminations and other” in the above table, related to the finalization of purchase accounting associated with the December 2010 acquisition of Clipper Windpower Plc (Clipper).

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2011		December 31, 2010
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,095	$(1,059)	$1,950	$(942)
Patents and trademarks	468	(174)	441	(153)
Other, principally customer relationships	3,395	(1,366)	3,229	(1,222)

	5,958	(2,599)	5,620	(2,317)

Unamortized:
Trademarks and other	782		757

Total	$6,740	$(2,599)	$6,377	$(2,317)

Amortization of intangible assets for the quarter and six months ended June 30, 2011 was $103 million and $203 million, respectively, compared with $90 million and $179 million for the same periods of 2010. Average amortization of these intangible assets for 2011 through 2015 is expected to approximate $315 million per year.

Note 2: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts; shares in millions)	2011	2010	2011	2010
Net income attributable to common shareowners	$1,318	$1,110	$2,330	$1,976

Basic weighted average number of shares outstanding	892.9	910.4	895.9	912.1
Stock awards	16.9	15.0	16.5	15.3

Diluted weighted average number of shares outstanding	909.8	925.4	912.4	927.4

Earnings Per Share of Common Stock:
Basic	$1.48	$1.22	$2.60	$2.17
Diluted	$1.45	$1.20	$2.55	$2.13

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be antidilutive. For the quarter and six months ended June 30, 2011, there were no antidilutive stock awards excluded from the computation. The number of stock awards excluded from the computation was 12.7 million for the quarter and six months ended June 30, 2010.

Note 3: Inventories and Contracts in Progress

(Dollars in millions)	June 30, 2011	December 31, 2010
Raw materials	$1,361	$1,221
Work-in-process	3,709	3,259
Finished goods	3,426	3,026
Contracts in progress	6,795	6,340

	15,291	13,846

Less:
Progress payments, secured by lien, on U.S. Government contracts	(394)	(275)
Billings on contracts in progress	(6,102)	(5,805)

	$8,795	$7,766

As of June 30, 2011 and December 31, 2010, the above inventory balances include capitalized contract development costs of $843 million and $804 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventory principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Note 4: Borrowings and Lines of Credit

(Dollars in millions)	June 30, 2011	December 31, 2010
Commercial paper	$1,060	$—
Other borrowings	210	116

Total short-term borrowings	$1,270	$116

At June 30, 2011, we had committed credit agreements from banks permitting aggregate borrowings of up to $3.0 billion under a $1.6 billion revolving credit agreement and a $1.4 billion multicurrency revolving credit agreement, both of which are available for general funding purposes, including acquisitions. As of June 30, 2011, there were no borrowings under either of these revolving credit agreements, which expire in November 2014 and December 2014, respectively. The undrawn portions under both of these agreements are also available to serve as backup facilities for the issuance of commercial paper. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

Long-term debt consisted of the following:

(Dollars in millions)	June 30, 2011	December 31, 2010
6.100% notes due 2012*	$500	$500
4.875% notes due 2015*	1,200	1,200
5.375% notes due 2017*	1,000	1,000
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	1,250
8.750% notes due 2021	250	250
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
Project financing obligations	117	141
Other (including capitalized leases)	139	160

Total long-term debt	10,128	10,173
Less current portion	(636)	(163)

Long-term debt, net of current portion	$9,492	$10,010

*	We may redeem some or all of these series of notes at any time at a redemption price in U.S. dollars equal to the greater of 100% of the principal amount outstanding of the applicable series of notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the applicable series of notes to be redeemed. The discounts applied on such redemptions are based on a semiannual calculation at an adjusted treasury rate plus 10-50 basis points, depending on the particular series. The redemption price will also include interest accrued to the date of redemption on the principal balance of the notes being redeemed.

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

It is reasonably possible that a net reduction within a range of $90 million to $280 million of unrecognized tax benefits may occur within the next twelve months as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals or in the courts, or the closure of tax statutes. A portion of this net reduction may impact the Company’s 2011 or 2012 income tax expense. Not included in the range is €197 million (approximately $280 million) of tax benefits that we have claimed related to a 1998 German reorganization. These tax benefits are currently being reviewed by the German Tax Office in the course of an audit of tax years 1999 to 2000. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. In May 2010, the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.

Tax years 2004 and 2005 are currently before the Appeals Division of the Internal Revenue Service (IRS) for resolution discussions regarding certain proposed tax adjustments with which the Company does not agree. The Company expects that the Appeals Division’s consideration will continue into 2012 and be completed within the next 12 months. Tax years 2006, 2007 and 2008 are under review by the Examination Division of the IRS, which review is expected to continue into 2012 and be completed within the next 12 months. Additionally, the Company has two refund claims pending for years prior to 2004. The Company expects that a final determination will be made with respect to these claims during 2011. These claims are included within the range of unrecognized tax benefits disclosed above.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to these plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Defined Benefit Plans	$41	$469	$70	$511

Defined Contribution Plans	$56	$46	$113	$96

There were no contributions to our domestic defined benefit pension plans in the first six months of 2011. In the first six months of 2010, we made contributions of $451 million to our domestic defined benefit pension plans, almost entirely in the second quarter, including a $250 million contribution of UTC common stock.

The following tables illustrate the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Service cost	$111	$99	$1	$—
Interest cost	326	320	10	12
Expected return on plan assets	(458)	(428)	—	—
Amortization	(3)	(4)	(1)	—
Recognized actuarial net loss (gain)	116	71	(2)	(1)
Net settlement and curtailment loss	13	11	—	—

Total net periodic benefit cost	$105	$69	$8	$11

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Service cost	$222	$198	$2	$1
Interest cost	650	642	20	23
Expected return on plan assets	(914)	(859)	—	—
Amortization	(6)	(8)	(2)	(1)
Recognized actuarial net loss (gain)	231	142	(4)	(1)
Net settlement and curtailment loss	13	17	—	—

Total net periodic benefit cost	$196	$132	$16	$22

Note 7: Restructuring and Other Costs

During the first six months of 2011, we recorded net pre-tax restructuring and other costs in our business segments totaling $103 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$6
Carrier	29
UTC Fire & Security	16
Pratt & Whitney	42
Hamilton Sundstrand	6
Sikorsky	3
Eliminations and other	1

Total	$103

The net costs included $69 million recorded in cost of sales, $32 million in selling, general and administrative expenses and $2 million in other income, net. As described below, these costs primarily relate to actions initiated during 2011 and 2010.

2011 Actions. During the first six months of 2011, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring and other costs totaling $69 million, including $46 million in cost of sales, $21 million in selling, general and administrative expenses and $2 million in other income, net.

We expect the actions initiated in the first six months of 2011 to result in net workforce reductions of approximately 1,200 hourly and salaried employees, the exiting of approximately 120,000 net square feet of facilities and the disposal of assets associated with exited facilities. As of June 30, 2011, we have completed net workforce reductions of approximately 500 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2011 and 2012. No specific plans for significant other actions have been finalized at this time.

The following table summarizes the accrual balances and utilization by cost type for the 2011 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at March 31, 2011	$9	$—	$—	$9
Net pre-tax restructuring costs	54	3	1	58
Utilization and foreign exchange	(24)	(3)	—	(27)

Balance at June 30, 2011	$39	$—	$1	$40

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write- Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$78	$3	$7	$88
Costs incurred - quarter ended March 31, 2011	(11)	—	—	(11)
Costs incurred - quarter ended June 30, 2011	(54)	(3)	(1)	(58)

Balance at June 30, 2011	$13	$—	$6	$19

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2011	Costs Incurred Quarter Ended June 30, 2011	Remaining Costs at June 30, 2011
Otis	$10	$(3)	$(4)	$3
Carrier	16	(3)	(9)	4
UTC Fire & Security	9	(2)	(7)	—
Pratt & Whitney	44	—	(33)	11
Hamilton Sundstrand	4	(2)	(2)	—
Sikorsky	4	(1)	(2)	1
Eliminations and other	1	—	(1)	—

Total	$88	$(11)	$(58)	$19

2010 Actions. During the first six months of 2011, we recorded net pre-tax restructuring and other costs totaling $31 million for restructuring actions initiated in 2010, including $21 million in cost of sales and $10 million in selling, general and administrative expenses. The 2010 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.

As of June 30, 2011, we have completed net workforce reductions of approximately 3,000 employees of an expected 5,000 employees, and have exited approximately 700,000 net square feet of facilities of an expected 3.9 million net square feet. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2011 and 2012.

The following table summarizes the accrual balances and utilization by cost type for the 2010 restructuring actions:

(Dollars in millions)	Severance	Asset Write- Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at March 31, 2011	$133	$—	$19	$152
Net pre-tax restructuring costs	5	—	11	16
Utilization and foreign exchange	(40)	—	(18)	(58)

Balance at June 30, 2011	$98	$—	$12	$110

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write- Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$329	$23	$109	$461
Costs incurred through December 31, 2010	(301)	(19)	(51)	(371)
Costs incurred - quarter ended March 31, 2011	(5)	(4)	(6)	(15)
Costs incurred - quarter ended June 30, 2011	(5)	—	(11)	(16)

Remaining costs at June 30, 2011	$18	$—	$41	$59

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred through December 31, 2010	Costs Incurred Quarter Ended March 31, 2011	Costs Incurred Quarter Ended June 30, 2011	Remaining Costs at June 30, 2011
Otis	$90	$(87)	$(1)	$—	$2
Carrier	108	(74)	(11)	(6)	17
UTC Fire & Security	92	(64)	(2)	(5)	21
Pratt & Whitney	93	(84)	(1)	(4)	4
Hamilton Sundstrand	42	(29)	—	(1)	12
Sikorsky	18	(15)	—	—	3
Eliminations and other	18	(18)	—	—	—

Total	$461	$(371)	$(15)	$(16)	$59

2009 Actions. As of June 30, 2011, we have approximately $82 million of accrual balances remaining related to 2009 actions.

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

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $9.6 billion and $8.5 billion at June 30, 2011 and December 31, 2010, respectively.

Commodity Forward Contracts. We enter into commodity forward contracts to reduce the risk of fluctuations in the price we pay for certain commodities (e.g., nickel) which are used directly in the production of our products, or are components of the products we procure to use in the production of our products. These hedges are economic hedges and the changes in fair value of these contracts are recorded currently in earnings in the period in which they occur. The fair value and outstanding notional amount of contracts hedging commodity exposures were insignificant at June 30, 2011 and December 31, 2010, respectively.

The following table summarizes the fair value of derivative instruments as of June 30, 2011 and December 31, 2010:

(Dollars in millions)	Balance Sheet Asset Location	June 30, 2011	December 31, 2010

Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other assets, current	$144	$73
Foreign Exchange Contracts	Other assets	19	24

		163	97

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other assets, current	59	31
Foreign Exchange Contracts	Other assets	4	5

		63	36

Total Asset Derivative Contracts		$226	$133

	Balance Sheet Liability Location
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Accrued liabilities	$93	$16
Foreign Exchange Contracts	Other long-term liabilities	3	1

		96	17

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Accrued liabilities	33	33
Foreign Exchange Contracts	Other long-term liabilities	2	3

		35	36

Total Liability Derivative Contracts		$131	$53

The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Gain (loss) recorded in Accumulated other comprehensive loss	$1	$(74)	$100	$(19)

Gain reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$33	$18	$76	$41

Assuming current market conditions continue, a $91 million pre-tax gain is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2011, all derivative contracts accounted for as cash flow hedges will mature by May 2013.

The effect on the Condensed Consolidated Statement of Operations from foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010

Gain (loss) recognized in Other income, net	$32	$(20)	$28	$(24)

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

Valuation Hierarchy. The Fair Value Measurements and Disclosure Topic of the FASB ASC establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011 and December 31, 2010:

(Dollars in millions)	Total Carrying Value at June 30, 2011	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$1,047	$1,047	$—	$—
Derivative assets	226	—	226	—
Derivative liabilities	131	—	131	—

(Dollars in millions)	Total Carrying Value at December 31, 2010	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$829	$829	$—	$—
Derivative assets	133	—	133	—
Derivative liabilities	53	—	53	—

Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of June 30, 2011, there were no significant transfers in and out of Level 1 and Level 2.

As of June 30, 2011, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$300	$282	$300	$276
Customer financing notes receivable	356	340	376	346
Long-term debt (excluding capitalized leases)	(10,068)	(11,428)	(10,117)	(11,500)

The above fair values were computed based on comparable transactions, quoted market prices, discounted future cash flows or an estimate of the amount to be received or paid to terminate or settle the agreement, as applicable. Differences between carrying amounts and fair value are attributable to interest and or credit rate changes subsequent to when the transaction occurred. The fair values of Cash and cash equivalents, Accounts receivable, net, Short-term borrowings, and Accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

We had outstanding commercial aerospace financing and other contractual commitments totaling approximately $2.5 billion and $2.0 billion at June 30, 2011 and December 31, 2010, respectively. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitment itself is not readily determinable and is not considered significant.

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

Our classes within aerospace long-term receivables are comprised of long-term trade accounts receivable and notes and leases receivable. Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as “Other assets” in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as “Customer financing assets” in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace long-term receivables as of June 30, 2011 and December 31, 2010:

(Dollars in millions)	June 30, 2011	December 31, 2010
Long-term trade accounts receivable	$203	$198
Notes and leases receivable	392	416

Total long-term receivables	$595	$614

Economic conditions and air travel influence the operating environment for most airlines, and the financial performance of our aerospace businesses is directly tied to the economic conditions of the commercial aerospace and defense industries. Additionally, the value of the collateral is also closely tied to commercial airline performance and may be subject to exposure of reduced valuation as a result of market declines. We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the contractual terms of the receivable agreement. Factors considered in assessing collectability and risk include, but are not limited to, examination of credit quality indicators and other evaluation measures, underlying value of any collateral or security interests, significant past due balances, historical losses, and existing economic conditions.

Long-term receivables can be considered delinquent if payment has not been received in accordance with the underlying agreement. If determined delinquent, long-term trade accounts receivable and notes and leases receivable balances accruing interest may be placed on nonaccrual status. We record potential losses related to long-term receivables when identified. The reserve for credit losses on these receivables relates to specifically identified receivables that are evaluated individually for impairment. For notes and leases receivable, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Uncollectible long-term receivables are written-off when collection of the indebtedness has been pursued for a reasonable period of time without collection; the customer is no longer in operation; or judgment has been levied, but the underlying assets are not adequate to satisfy the indebtedness. At both June 30, 2011 and December 31, 2010, we do not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.

The following table provides the balance of aerospace long-term receivables at June 30, 2011, and summarizes the associated changes in the reserve for estimated credit losses and exposure for the quarter ended June 30, 2011:

(Dollars in millions)
Beginning balance of the reserve for credit losses and exposure	$42
Provision	1
Charge-offs	—
Recoveries	(8)
Other	—

Ending balance of the reserve for credit losses and exposure: individually evaluated for impairment	$35

Ending balance of long-term receivables: individually evaluated for impairment	$595

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

The following table summarizes the credit risk profile by creditworthiness category for aerospace long-term receivable balances at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in millions)	Long-term trade accounts receivable	Notes and leases receivable	Long-term trade accounts receivable	Notes and leases receivable
A - (low risk, collateralized/uncollateralized)	$197	$—	$193	$—
B - (moderate risk, collateralized/uncollateralized)	6	316	5	336
C - (high risk, collateralized/uncollateralized)	—	76	—	80
D - (in default, uncollateralized)	—	—	—	—

Total	$203	$392	$198	$416

Note 10: Shareowners’ Equity and Noncontrolling Interest

A summary of the changes in shareowners’ equity and noncontrolling interest (excluding redeemable noncontrolling interest) comprising total equity for the quarters and six months ended June 30, 2011 and 2010 is provided below:

	Quarter Ended June 30,
	2011			2010
(Dollars in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$22,126	$1,000	$23,126	$19,964	$960	$20,924
Comprehensive income for the period:
Net income	1,318	112	1,430	1,110	102	1,212
Other comprehensive income (loss):
Foreign currency translation, net	136	2	138	(447)	(25)	(472)
Increases (decreases) in unrealized gains from available-for-sale securities, net	26		26	(27)		(27)
Cash flow hedging losses	(24)		(24)	(68)		(68)
Change in pension and post-retirement benefit plans, net	67		67	50		50

Total other comprehensive income (loss)	205	2	207	(492)	(25)	(517)

Total comprehensive income for the period	1,523	114	1,637	618	77	695
Common Stock issued under employee plans	253		253	139		139
Common Stock repurchased	(750)		(750)	(660)		(660)
Common Stock contributed to pension plans	—		—	250		250
Dividends on Common Stock	(413)		(413)	(371)		(371)
Dividends on ESOP Common Stock	(16)		(16)	(15)		(15)
Dividends attributable to noncontrolling interest		(90)	(90)		(58)	(58)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(3)	(3)
Sale of subsidiary shares in noncontrolling interest	—	—	—	—	4	4
Redeemable noncontrolling interest in subsidiaries’ earnings		(6)	(6)		(10)	(10)
Redeemable noncontrolling interest in total other comprehensive income		(2)	(2)		12	12
Change in redemption value of put options	—		—	8		8

Equity, end of period	$22,723	$1,016	$23,739	$19,933	$982	$20,915

	Six Months Ended June 30,
	2011			2010
(Dollars in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$21,385	$947	$22,332	$20,066	$933	$20,999
Comprehensive income for the period:
Net income	2,330	201	2,531	1,976	183	2,159
Other comprehensive income (loss):
Foreign currency translation, net	669	38	707	(797)	(48)	(845)
Increases in unrealized gains from available-for-sale securities, net	71		71	8		8
Cash flow hedging gains (losses)	19		19	(43)		(43)
Change in pension and post-retirement benefit plans, net	114		114	81		81

Total other comprehensive income (loss)	873	38	911	(751)	(48)	(799)

Total comprehensive income for the period	3,203	239	3,442	1,225	135	1,360
Common Stock issued under employee plans	447		447	326		326
Common Stock repurchased	(1,500)		(1,500)	(1,160)		(1,160)
Common Stock contributed to pension plans	—		—	250		250
Dividends on Common Stock	(781)		(781)	(744)		(744)
Dividends on ESOP Common Stock	(31)		(31)	(31)		(31)
Dividends attributable to noncontrolling interest		(166)	(166)		(147)	(147)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2)	(4)	(6)
Sale of subsidiary shares in noncontrolling interest	3	8	11	—	27	27
Acquisition of noncontrolling interest		5	5		29	29
Redeemable noncontrolling interest in subsidiaries’ earnings		(11)	(11)		(16)	(16)
Redeemable noncontrolling interest in total other comprehensive income (loss)		(6)	(6)		25	25
Change in redemption value of put options	(3)		(3)	3		3

Equity, end of period	$22,723	$1,016	$23,739	$19,933	$982	$20,915

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

A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters and six months ended June 30, 2011 and 2010 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Redeemable noncontrolling interest, beginning of period	$319	$377	$317	$389
Net income	6	10	11	16
Foreign currency translation, net	2	(12)	6	(25)
Dividends attributable to noncontrolling interest	(1)	(3)	(11)	(13)
Purchase of subsidiary shares from noncontrolling interest	—	(65)	—	(65)
Change in redemption value of put options	—	(8)	3	(3)
Other changes in redeemable noncontrolling interest	22	12	22	12

Redeemable noncontrolling interest, end of period	$348	$311	$348	$311

Consistent with the requirements under the Business Combinations Topic of the FASB ASC and the accounting for noncontrolling interests in consolidated financial statements, changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarters and six months ended June 30, 2011 and 2010 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Net income attributable to common shareowners	$1,318	$1,110	$2,330	$1,976

Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	—	—	3	—
Decrease in common stock for purchase of subsidiary shares	—	—	—	(2)

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$1,318	$1,110	$2,333	$1,974

Note 11: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2010.

The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2011 and 2010 are as follows:

(Dollars in millions)	2011	2010
Balance as of January 1	$1,136	$1,072
Warranties and performance guarantees issued	289	189
Settlements made	(253)	(174)
Other	325	2

Balance as of June 30	$1,497	$1,089

The increase reflected in “Other” in the above table primarily reflects the impact of finalizing purchase accounting on the recent acquisition of Clipper.

Note 12: Collaborative Arrangements

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, sales and risks are shared. Sales generated from engine programs, spare parts, and aftermarket business under collaboration arrangements are recorded as earned in our financial statements. Amounts attributable to our collaborative partners for their share of sales are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement of the collaborators’ share of program costs is recorded as a reduction of the related expense item at that time. As of June 30, 2011, the collaborators’ interests in all commercial engine programs ranged from 12% to 48%. Pratt & Whitney directs those programs and is the principal participant in all existing collaborative arrangements. There are no individually significant collaborative arrangements, and none of the individual partners’ shares exceed 31% of an individual program.

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

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $89 million (including interest through June 2011). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims, which is pending.

Other. As previously disclosed, on August 27, 2010, Rolls-Royce plc (Rolls-Royce) sued Pratt & Whitney in the U.S. District Court for the Eastern District of Virginia, alleging that fan blades on certain engines manufactured by Pratt & Whitney infringe a U.S. patent held by Rolls-Royce. Rolls-Royce sought damages plus interest, an injunction, attorney’s fees, and a finding of willful infringement. On May 20, 2011, the Court granted Pratt & Whitney’s motion for summary judgment of non-infringement and denied Rolls-Royce’s cross motion in which it alleged Pratt & Whitney had infringed the patent. Further, as previously disclosed, in November 2010, Pratt & Whitney filed complaints against Rolls-Royce in the High Court of Justice, Chancery Division, Patent Court (HCJ) in the United Kingdom (UK), with the U.S. International Trade Commission (ITC), and against Rolls-Royce and its parent, Rolls-Royce Group plc (Rolls-Royce Group) in the U.S. District Court for the District of Connecticut. The HCJ action alleged that certain turbomachinery blades, engines and components manufactured by Rolls-Royce infringe a UK patent held by Pratt & Whitney and sought damages plus interest and all other relief to which Pratt & Whitney is entitled, including attorney’s fees, expenses, and a permanent order preventing further infringements. The ITC complaint sought a permanent exclusion order barring the importation into the U.S. of infringing turbomachinery blades, engines and engine components manufactured by Rolls-Royce and Rolls-Royce Group, and requested a permanent cease-and-desist order against Rolls-Royce and Rolls-Royce Group preventing further importing, marketing, advertising, demonstrating, testing, distributing, licensing, offering for sale, or use of such infringing turbomachinery blades, engines and engine components. In the Connecticut District Court action, Pratt & Whitney alleged similar infringement claims based on a U.S. patent held by Pratt & Whitney and sought an injunction, damages, interest, attorney’s fees and other relief. On July 14, 2011, the parties entered into an amicable, confidential settlement agreement to dismiss all of the foregoing matters, resulting in no adverse impact to UTC.

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

Except as otherwise noted above, we do not believe that resolution of any of these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. All forward-looking statements concerning the possible or anticipated outcome of environmental, investigatory and litigation matters involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. For further information as to these risks and uncertainties, see “Cautionary Note Concerning Factors That May Affect Future Results” and Part II, Item 1A, “Risk Factors” in this Form 10-Q.

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

Results for the quarters and six months ended June 30, 2011 and 2010 are as follows:

Quarter Ended June 30,	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Otis	$3,192	$2,838	$743	$641	23.3%	22.6%
Carrier	3,393	3,093	458	333	13.5%	10.8%
UTC Fire & Security	1,746	1,615	206	168	11.8%	10.4%
Pratt & Whitney	3,452	3,279	454	522	13.2%	15.9%
Hamilton Sundstrand	1,524	1,379	267	204	17.5%	14.8%
Sikorsky	1,786	1,692	277	169	15.5%	10.0%

Total segments	15,093	13,896	2,405	2,037	15.9%	14.7%
Eliminations and other	(17)	(94)	(81)	(62)
General corporate expenses	—	—	(104)	(93)

Consolidated	$15,076	$13,802	$2,220	$1,882	14.7%	13.6%

Six Months Ended June 30,	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Otis	$5,964	$5,564	$1,373	$1,237	23.0%	22.2%
Carrier	6,159	5,560	768	472	12.5%	8.5%
UTC Fire & Security	3,374	3,030	368	291	10.9%	9.6%
Pratt & Whitney	6,547	6,120	925	958	14.1%	15.7%
Hamilton Sundstrand	2,972	2,705	511	425	17.2%	15.7%
Sikorsky	3,368	3,050	418	314	12.4%	10.3%

Total segments	28,384	26,029	4,363	3,697	15.4%	14.2%
Eliminations and other	36	(187)	(171)	(122)
General corporate expenses	—	—	(193)	(170)

Consolidated	$28,420	$25,842	$3,999	$3,405	14.1%	13.2%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring and other costs included in segment operating results.

Note 15: Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We are currently evaluating the impact of this new ASU.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the impact of this new ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and six months ended June 30, 2011 and 2010, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 25, 2011, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries (the “Corporation”) as of June 30, 2011, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2011 and 2010 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2011 and 2010. This interim financial information is the responsibility of the Corporation’s management.

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

July 25, 2011

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

General

With worldwide operations, our businesses can be affected by industrial, economic and political factors on both a regional and global level. To limit the impact of any one industry, or the economy of any single country on our consolidated operating results, our strategy has been, and continues to be, the maintenance of a balanced and diversified portfolio of businesses. Our businesses include both commercial and aerospace operations, original equipment manufacturing (OEM) and extensive related aftermarket parts and services businesses, as well as the combination of shorter cycles at Carrier and in our commercial aerospace aftermarket businesses, and longer cycles at Otis and at our aerospace OEM businesses. Our customers include companies in the private sector and governments, and our businesses reflect an extensive geographic diversification that has evolved with the continued globalization of world economies.

Although the global economy improved as compared with 2010, many economic indicators continue to point to a slow and uneven recovery. High unemployment and a weak housing sector in the United States (U.S.) continue to dampen consumer sentiment domestically, while concerns over European sovereign debt issues and the deficit debate in Washington, D.C. continue to plague financial markets and constrain government spending in certain countries. In contrast, certain emerging markets continue to grow despite measures by various governments to control inflation in these markets. Notwithstanding these uneven economic conditions, we continue to see sales and order rate growth consistent with our full year expectations for most of our businesses. Carrier’s Transicold business remains exceptionally strong, more than offsetting the softer U.S. residential heating, ventilating, and air conditioning (HVAC) market. Otis new equipment orders and Carrier global commercial HVAC equipment orders also grew in the second quarter of 2011, as compared with the same period of 2010. Similarly, orders in emerging markets continue to grow across the commercial businesses, with particular strength in China, Russia, and India. We also continue to see strong order trends in the aerospace aftermarket businesses within both Pratt & Whitney and Hamilton Sundstrand. These improvements contributed to improved organic sales growth in the second quarter of 2011.

Consolidated net sales increased 9% in the second quarter of 2011, as compared to the same period of 2010. This reflects organic sales growth (6%) and the benefit from foreign currency translation (4%), partially offset by the impact from net dispositions (1%), as further discussed below within “Results of Continuing Operations.” Along with the consolidated net sales increase, consolidated operating profit increased 18% in the second quarter of 2011, as compared with the same period of 2010. This year-over-year improvement reflects an increase in operational profit (6%), driven by higher volumes partially offset by higher research and development and commodity costs, favorable foreign exchange (5%), lower year-over-year restructuring costs (1%), and the beneficial year-over-year impact from non-recurring items (8%), less the net year-over-year impact from business divestiture activity (2%). The year-over-year impact from non-recurring items reflects a gain of approximately $73 million recognized at Sikorsky from the contribution of a business into a new venture in the United Arab Emirates in the second quarter of 2011 and the absence of net charges recorded in the second quarter of 2010. These prior year net charges consisted of an approximately $47 million net charge recorded at Carrier from dispositions associated with its ongoing portfolio transformation and approximately $28 million of asset impairment charges recorded at Hamilton Sundstrand related primarily to the disposition of an aerospace business. We now expect an adverse impact on operating profits for the full year of 2011 from incremental research and development investment of at least $275 million as we ramp up multiple next generation aerospace product platforms.

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

Within the Otis segment, sales increased 12% in the second quarter of 2011, compared with the same period of 2010, primarily due to the favorable impact of foreign currency translation (8%). Organic sales growth of 3% reflects an increase in new equipment sales and continued growth in contractual maintenance and repair volume. New equipment orders in the second quarter of 2011 increased 23% (including 8% attributable to foreign exchange) compared with the same period of 2010, driven principally by order growth in China, Russia and North America. Pricing remained under pressure in most markets.

Within Carrier, the continued rebound of the transport refrigeration market drove 11% organic sales growth during the second quarter of 2011. Carrier’s Transicold business demonstrated strong performance across all products and geographies, with sales up organically more than 40%, led by the refrigerated container business. North America residential shipments moderated in the second quarter of 2011, after a strong start to the year.

UTC Fire & Security experienced 4% organic sales growth in the second quarter of 2011, led by growth within the products businesses driven by the petroleum, oil and gas sectors and infrastructure spending. Organic sales growth within the service and install businesses, primarily in Asia and Australia, was partially offset by organic sales contraction within the U.K. businesses.

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

The commercial airline industry rebounded in 2010 and remained generally strong through the first half of 2011. However, while airlines have maintained pricing and capacity discipline, higher oil prices have recently led to reduced airline profitability forecasts for 2011, and could lead to further capacity reductions and lower commercial aerospace aftermarket demand. Despite these potential future adverse impacts, we continue to see strong aerospace aftermarket order trends. Commercial aerospace spares orders at Pratt & Whitney’s large commercial engine business and at Hamilton Sundstrand increased 23% and 25% in the second quarter of 2011, respectively, as compared with the same period of 2010. These increases in order rates have led to a corresponding increase in commercial aerospace aftermarket volume at both Pratt & Whitney and Hamilton Sundstrand. Accordingly, consolidated commercial aerospace aftermarket sales, including Sikorsky, increased 14% in the second quarter of 2011, as compared with the same period of 2010.

Total sales at Sikorsky increased 6% in the second quarter of 2011, as compared to the same period of 2010, driven by increased aftermarket volumes and higher commercial aircraft deliveries, partially offset by lower international military aircraft deliveries. Sikorsky continued to benefit from U.S. government spending, although deficit reduction measures by the U.S. government are expected to pressure the U.S. Department of Defense budget in coming years, resulting in a decline in U.S. Department of Defense spending. Notwithstanding these expected pressures, Sikorsky’s military backlog remains very strong.

Acquisition and Disposition Activity

Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved.

During the first six months of 2011, our investment in business acquisitions was $184 million, and consisted primarily of a number of smaller acquisitions in both our commercial and aerospace businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity, goodwill increased approximately $320 million, primarily related to the finalization of purchase accounting associated with the December 2010 acquisition of Clipper Windpower Plc (Clipper), in the first six months of 2011. We expect to invest less than $1.5 billion in acquisitions in 2011, including those investments made during the first six months of 2011, although this will depend upon the timing, availability and the appropriate value of potential acquisition opportunities.

Other

During the first six months of 2011, we have not experienced any significant disruptions in our businesses as a result of the earthquake and related events that occurred in Japan during March 2011. We have assessed our operations and supply chain and do not anticipate that any potential impacts will have a significant effect on our cash flows, competitive position, financial condition or results of operations. Of principal focus in our assessments were electronics, including microprocessors, capacitors, and other such components which are included in many of our products and across many of our businesses. In light of these circumstances, we have also evaluated our self-insurance reserves and believe we have adequately provided for current estimates of potential exposure.

Government legislation, policies and regulations can have a negative impact on our worldwide operations. Government regulation of refrigerants and energy efficiency standards, elevator safety codes and fire protection regulations are important to our commercial businesses. Government and market-driven safety and performance regulations, restrictions on aircraft engine noise and emissions, and government procurement practices can impact our aerospace and defense businesses.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2010 Annual Report, incorporated by reference in our 2010 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of 2011.

RESULTS OF CONTINUING OPERATIONS

Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Net Sales	$15,076	$13,802	$28,420	$25,842
Percentage change year-over-year	9.2%	5.7%	10.0%	2.3%

The 9% increase in net sales for the second quarter of 2011, as compared with the same period of 2010, reflects organic sales growth (6%), and the beneficial impact of foreign currency translation (4%), partially offset by the impact of net dispositions (1%). During the second quarter of 2011, all six business segments experienced organic sales growth in the quarter, led by Carrier which experienced 11% organic sales growth. This is the first time since the second quarter of 2008 in which all six of our business segments reported organic sales growth. The organic growth at Carrier was led by the continued rebound of the transport refrigeration market. Organic growth at Pratt & Whitney was driven by higher overall aerospace aftermarket sales, while organic growth at Hamilton Sundstrand was driven by continuing strength in the aerospace aftermarket and industrial businesses. Growth at Otis was due to an increase in new equipment sales and continued growth in contractual maintenance and repair volume.

The 10% increase in net sales for the first six months of 2011, as compared with the same period of 2010, reflects organic sales growth (7%) and the beneficial impact of foreign currency translation (3%). All six business segments experienced organic sales growth for the first six months of 2011, led by Carrier which reported 14% organic sales growth. While the strong organic growth partially reflects favorable comparisons to a weaker first six months of 2010, it is also evidence of a broader improvement in our end markets as noted above. The organic growth at Carrier was driven primarily by the transport refrigeration markets, while Sikorsky’s organic growth reflects higher sales driven by increased international development aircraft and higher aftermarket volumes. Higher commercial aerospace aftermarket sales volumes led the organic growth at both Pratt & Whitney and Hamilton Sundstrand in the first six months of 2011.

Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Cost of products sold	$8,099	$7,466	$15,051	$13,825
Percentage of product sales	74.8%	74.9%	74.6%	75.3%
Cost of services sold	$2,806	$2,549	$5,495	$4,922
Percentage of service sales	66.0%	66.5%	66.6%	65.7%
Total cost of products and services sold	$10,905	$10,015	$20,546	$18,747
Percentage change year-over-year	8.9%	4.3%	9.6%	0.2%

The factors contributing to the total percentage change year-over-year for the quarter and six months ended June 30, 2011 in total cost of products and services sold are as follows:

	Quarter Ended June 30, 2011	Six Months Ended June 30, 2011
Organic volume	7%	8%
Foreign currency translation	4%	3%
Acquisitions and divestitures, net	(1)%	—
Other	(1)%	(1)%

Total % Change	9%	10%

For both the second quarter and first six months of 2011, both total cost of products and services sold and overall sales volumes increased, as compared with the same periods of 2010. For the second quarter of 2011, total cost of products and services sold grew 7% organically at a rate in line with the 6% organic sales growth, and for the first six months of 2011 total cost of products and services sold grew 8% organically at a rate in line with the 7% organic sales growth for the same period. For both the second quarter and first six months of 2011, the organic change in total cost of products and services sold was principally driven by increased sales volumes. The organic volume change of total cost of product and services sold in both the second quarter and first six months of 2011 include the adverse impact of higher gross commodity costs (1%). The decrease contributed by “other” primarily reflects the absence of asset impairment charges recorded in the second quarter of 2010 at both Carrier and Hamilton Sundstrand. For the first six months of 2011, the year-over-year increase in cost of services sold, as a percentage of service sales, was primarily attributable to the timing of long-term aerospace service contracts.

Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Gross margin	$4,171	$3,787	$7,874	$7,095
Percentage of net sales	27.7%	27.4%	27.7%	27.5%

The increase in gross margin as a percentage of sales for both the second quarter and first six months of 2011, as compared to the same period of 2010, reflects the benefit from increased sales volumes of higher margin products and services, continued focus on cost reduction, savings from previously initiated restructuring actions, and net operational efficiencies. The increase also reflects the beneficial impact from the absence of approximately $86 million of asset impairment charges recorded in the second quarter of 2010 at Carrier and Hamilton Sundstrand. These improvements were partially offset by higher year-over-year net commodity costs for the second quarter and first six months of the year.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Company-funded	$526	$459	$1,011	$856
Percentage of net sales	3.5%	3.3%	3.6%	3.3%
Customer-funded	$427	$485	$849	$977
Percentage of net sales	2.8%	3.5%	3.0%	3.8%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development in both the quarter ended and the first six months of 2011, as compared to the same periods of 2010, primarily reflects an increase at Pratt & Whitney to further advance the development of multiple geared turbo fan platforms. The amount of company-funded research and development for the full year 2011 is now expected to increase at least $275 million, as compared with 2010, as we ramp up multiple next generation aerospace platforms.

The decrease in customer-funded research and development in the second quarter and first six months of 2011, compared to the same periods of 2010, was primarily driven by a decrease at Pratt & Whitney related to a reduction in development spending on the Joint Strike Fighter engine program.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Selling, general and administrative expenses	$1,644	$1,491	$3,187	$2,915
Percentage of net sales	10.9%	10.8%	11.2%	11.3%

The increase in selling, general and administrative expenses in the second quarter of 2011, as compared to the same period of 2010, was due primarily to the impact of adverse foreign exchange translation, higher pension related costs, and acquisitions completed over the preceding twelve months, including the acquisition of Clipper in December 2010. These adverse impacts were partially offset by lower year-over-year restructuring costs.

The increase in selling, general and administrative expenses in the first six months of 2011, as compared to the same period of 2010, was due primarily to the impact of acquisitions completed over the preceding twelve months, including the acquisition of the GE Security business in March 2010 and the acquisition of Clipper in December 2010, adverse foreign exchange translation, and higher pension related costs, partially offset by lower year-over-year restructuring costs. As a percentage of sales, the 10 basis point year-over-year decrease primarily reflects the beneficial impact from increased sales, Carrier’s ongoing portfolio transformation and the impact of lower year-over-year restructuring costs, partially offset by the impact from recent acquisitions.

Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Other income, net	$219	$45	$323	$81

Other income, net includes the operational impact of equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year change in other income, net in the second quarter of 2011, as compared with the same period of 2010, largely reflects a gain of approximately $73 million recognized at Sikorsky from the contribution of a business into a new venture in the United Arab Emirates, approximately $25 million from the favorable resolution of litigation at UTC Fire & Security, and higher joint venture income across the business including approximately $15 million of earnings improvement in Carrier’s Japan joint venture. The year-over-year increase also reflects the absence of charges related to the early redemption of long-term debt in the second quarter of 2010.

The year-over-year change in other income, net in the first six months of 2011, as compared with the same period of 2010, largely reflects divestiture related activity, including a gain of approximately $73 million recognized in the second quarter of 2011 at

Sikorsky from the contribution of a business into a new venture in the United Arab Emirates, and gains in the first quarter of 2011 at Pratt & Whitney and UTC Fire & Security (combined $30 million). The gain at Pratt & Whitney resulted from the sale of an equity interest in a venture and the gain at UTC Fire & Security related to the disposition of the U.K. Guarding business. The year-over-year change also includes approximately $25 million from the favorable resolution of litigation at UTC Fire & Security, higher joint venture income across the business including approximately $35 million of earnings improvement in Carrier’s Japan joint venture, and the absence of charges related to the early redemption of long-term debt in the second quarter of 2010.

Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Interest expense	$165	$192	$331	$378
Interest income	(24)	(43)	(41)	(58)

Interest expense, net	$141	$149	$290	$320

Average interest expense rate	5.5%	5.8%	5.7%	5.9%

The decrease in interest expense, net in both the second quarter and first six months of 2011, as compared with the same periods of 2010, was led by the impact from lower average long-term debt balances and lower average interest expense rates year-over-year. Interest expense also reflects the low cost associated with our commercial paper borrowings. The decline in interest income in both the second quarter and first six months of 2011, as compared with the same periods of 2010, reflects the absence of a favorable pre-tax interest adjustment of approximately $24 million associated with the resolution of an uncertain tax item in the second quarter of 2010.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Effective tax rate	31.2%	30.0%	31.8%	30.0%

The effective tax rate for the quarter ended June 30, 2011 increased as compared to the same period of 2010 primarily reflecting an increase to the annual effective tax rate as a result of 2010 U.S. tax legislation, partially offset by the absence of the tax impacts of impairment charges recorded in 2010. The effective tax rate for the six months ended June 30, 2011 increased as compared to the same period of 2010, primarily reflecting an increase to the annual effective tax rate, as noted above, partially offset by the absence of the tax impact from health care legislation related to the Medicare Part D program in the first quarter of 2010. We expect our full year annual effective income tax rate in 2011 to be approximately 31%, before the impact of non-recurring items. As a result of 2010 U.S. tax legislation and the impact on our tax rate, we anticipate variability in the tax rate quarter to quarter. This is due to the tax impacts associated with planned internal legal entity reorganizations that have occurred in the second quarter of 2011 and are expected to occur during the remaining six months of the year.

Net Income and Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2011	2010	2011	2010
Net income	$1,430	$1,212	$2,531	$2,159
Less: Noncontrolling interest in subsidiaries’ earnings	112	102	201	183

Net income attributable to common shareowners	$1,318	$1,110	$2,330	$1,976

Diluted earnings per share	$1.45	$1.20	$2.55	$2.13

Diluted earnings per share for the second quarter of 2011 includes $.05 per share of restructuring charges, offset by a $.05 per share benefit from non-recurring items. The results for the second quarter of 2010 included a net charge for restructuring and non-recurring items of $.12 per share. For the first six months of 2011, diluted earnings per share includes a net charge for restructuring and non-recurring items of $.02 per share compared with a $.17 per share net charge for the same period of 2010. The impact of foreign currency generated a positive impact of $.06 and $.07 per diluted share on our operational performance in the second quarter and first six months of 2011, respectively. This year-over-year impact also includes the beneficial impact of foreign currency hedging, which was more than offset by the net adverse foreign currency translation impact at Pratt & Whitney Canada (P&WC). At P&WC, the weakness of the U.S. dollar in the second quarter of 2011 generated an adverse foreign currency translation impact as the majority of P&WC’s sales are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. As a result of hedging programs currently in place, P&WC’s 2011 full year operating results are expected to include a net adverse impact of foreign currency translation and hedging of approximately $75 million, of which approximately $15 million has impacted our operating results in the first six months of 2011. For additional discussion of hedging, refer to Note 8 to the Condensed Consolidated Financial Statements.

Restructuring and Other Costs

During the first six months of 2011, we recorded net pre-tax restructuring and other costs totaling $103 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$6
Carrier	29
UTC Fire & Security	16
Pratt & Whitney	42
Hamilton Sundstrand	6
Sikorsky	3
Eliminations and other	1

Total	$103

The net costs included $69 million recorded in cost of sales, $32 million in selling, general and administrative expenses and $2 million in other income, net. As described below, these costs primarily relate to actions initiated during 2011 and 2010.

2011 Actions. During the first six months of 2011, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring and other costs totaling $69 million as follows: Otis $7 million, Carrier $12 million, UTC Fire & Security $9 million, Pratt & Whitney $33 million, Hamilton Sundstrand $4 million, Sikorsky $3 million, and Eliminations and other $1 million. The charges included $46 million in cost of sales, $21 million in selling, general and administrative expenses and $2 million in other income, net. These costs include $65 million for severance and related employee termination costs, $3 million for asset write-downs and $1 million for facility exit, lease termination costs and other related costs.

We expect the 2011 actions that were initiated in the first six months to result in net workforce reductions of approximately 1,200 hourly and salaried employees, the exiting of approximately 120,000 net square feet and the disposal of assets associated with exited facilities. As of June 30, 2011, we have completed net workforce reductions of approximately 500 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2011 and 2012. Approximately 95% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first six months of 2011, we had cash outflows of approximately $12 million related to the 2011 actions. We expect to incur additional restructuring and other costs of $19 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $90 million annually.

2010 Actions. During the first six months of 2011, we recorded net pre-tax restructuring and other costs totaling $31 million for restructuring actions initiated in 2010. The 2010 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded the charges for the first six months of 2011 as follows: Otis $1 million, Carrier $17 million, UTC Fire & Security $7 million, Pratt & Whitney $5 million, and Hamilton Sundstrand $1 million. The charges included $21 million in cost of sales and $10 million in selling, general and administrative expenses. Those costs included $10 million for severance and related employee termination costs, $4 million for asset write-downs and $17 million for facility exit, lease termination costs and other related costs.

We expect the 2010 actions to result in net workforce reductions of approximately 5,000 hourly and salaried employees, the exiting of approximately 3.9 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2011, we completed net workforce reductions of approximately 3,000 employees and exited approximately 700,000 net square feet of facilities. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2011 and 2012. Approximately 80% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first six months of 2011, we had cash outflows of approximately $138 million related to the 2010 actions. We expect to incur additional restructuring and other costs of $59 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $350 million annually.

Additional 2011 Actions. We expect to initiate additional restructuring actions during the remainder of 2011. Including trailing costs related to previously initiated actions, we expect full year 2011 restructuring costs of approximately $200 million, including the $103 million of charges incurred during the first six months of 2011. The expected adverse impact on full year earnings in 2011 from anticipated restructuring costs is expected to be offset by the beneficial impact from non-recurring items. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2011 and 2010 are included in “Eliminations and other” below, which also includes certain smaller subsidiaries.

Results for the quarters ended June 30, 2011 and 2010 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Otis	$3,192	$2,838	$743	$641	23.3%	22.6%
Carrier	3,393	3,093	458	333	13.5%	10.8%
UTC Fire & Security	1,746	1,615	206	168	11.8%	10.4%
Pratt & Whitney	3,452	3,279	454	522	13.2%	15.9%
Hamilton Sundstrand	1,524	1,379	267	204	17.5%	14.8%
Sikorsky	1,786	1,692	277	169	15.5%	10.0%

Total segments	15,093	13,896	2,405	2,037	15.9%	14.7%
Eliminations and other	(17)	(94)	(81)	(62)
General corporate expenses	—	—	(104)	(93)

Consolidated	$15,076	$13,802	$2,220	$1,882	14.7%	13.6%

Second quarter 2011 and 2010 restructuring and other costs included in consolidated operating profit totaled $72 million and $85 million, respectively, as follows:

	Quarter Ended June 30,
(Dollars in millions)	2011	2010
Otis	$4	$17
Carrier	15	15
UTC Fire & Security	9	19
Pratt & Whitney	38	9
Hamilton Sundstrand	3	7
Sikorsky	2	7
Eliminations and other	1	11

Total	$72	$85

Results for the six months ended June 30, 2011 and 2010 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Otis	$5,964	$5,564	$1,373	$1,237	23.0%	22.2%
Carrier	6,159	5,560	768	472	12.5%	8.5%
UTC Fire & Security	3,374	3,030	368	291	10.9%	9.6%
Pratt & Whitney	6,547	6,120	925	958	14.1%	15.7%
Hamilton Sundstrand	2,972	2,705	511	425	17.2%	15.7%
Sikorsky	3,368	3,050	418	314	12.4%	10.3%

Total segments	28,384	26,029	4,363	3,697	15.4%	14.2%
Eliminations and other	36	(187)	(171)	(122)
General corporate expenses	—	—	(193)	(170)

Consolidated	$28,420	$25,842	$3,999	$3,405	14.1%	13.2%

For the first six months of 2011 and 2010, restructuring and other costs included in consolidated operating profit totaled $103 million and $152 million, respectively, as follows:

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
Otis	$6	$28
Carrier	29	33
UTC Fire & Security	16	29
Pratt & Whitney	42	35
Hamilton Sundstrand	6	9
Sikorsky	3	7
Eliminations and other	1	11

Total	$103	$152

The tables and segment discussions that follow address the factors that contributed to the year-over-year changes in net sales and operating profits:

Otis –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales / Operational operating profit	3%	3%	1%	2%
Foreign currency translation	8%	10%	5%	6%
Acquisitions and divestitures, net	1%	—	1%	—
Restructuring and other costs	—	2%	—	2%
Other	—	1%	—	1%

Total % change	12%	16%	7%	11%

Quarter ended June 30, 2011 Compared with Quarter ended June 30, 2010

Sales increased $354 million (12%) in the second quarter of 2011, compared with the same period of 2010. The organic sales increase in the quarter was due to an increase in new equipment sales, led by China and Russia, and continued growth in contractual maintenance and repair volume.

Operating profits increased $102 million (16%) in the second quarter of 2011, compared with the same period of 2010. Operational profit improvement in the quarter was primarily due to benefits from higher volume. Ongoing cost reduction initiatives helped to mitigate the impact of lower new equipment pricing.

Six months ended June 30, 2011 Compared with Six months ended June 30, 2010

Sales increased $400 million (7%) in the first six months of 2011, compared with the same period of 2010. The organic sales increase in the period was principally due to an increase in service sales, driven by contractual maintenance and repair volume across all regions.

Operating profits increased $136 million (11%) in the first six months of 2011, compared with the same period of 2010. Operational profit improvement in the period was due primarily to benefits from higher service volume. Ongoing cost reduction initiatives helped to mitigate the impact of lower new equipment pricing.

Carrier –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales / Operational operating profit	11%	27%	14%	52%
Foreign currency translation	5%	5%	3%	4%
Acquisitions and divestitures, net	(6)%	(5)%	(6)%	(5)%
Restructuring and other costs	—	—	—	1%
Other	—	11%	—	11%

Total % change	10%	38%	11%	63%

Quarter ended June 30, 2011 Compared with Quarter ended June 30, 2010

Sales increased $300 million (10%) in the second quarter of 2011, compared with the same period of 2010. Organic sales growth of 11% was driven primarily by improvement in the transport refrigeration markets. The 6% decrease in “Acquisitions and divestitures, net” reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months.

Operating profit increased $125 million (38%) in the second quarter of 2011, compared with the same period of 2010. Operational profit improvement of 27% was driven by volume, strong conversion from continued productivity and cost reduction, and $15 million earnings improvement in Carrier’s Japan joint venture. This was partly offset by higher net commodity costs (7%). The 11% increase in “Other” primarily reflects the net year-over-year impact of items associated with Carrier’s ongoing portfolio transformation. Included in “Other” is the absence of an asset impairment charge of approximately $58 million associated with the disposition of a business, partially offset by a gain on the sale of another business, both of which were recorded in the second quarter of 2010.

Six months ended June 30, 2011 Compared with Six months ended June 30, 2010

Sales increased $599 million (11%) in the first six months of 2011, compared with the same period of 2010. Organic sales growth of 14% was driven primarily by improvements in the transport refrigeration markets. The 6% decrease in “Acquisitions and divestitures, net” reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months.

Operating profit increased $296 million (63%) in the first six months of 2011, compared with the same period of 2010. Operational profit improvement of 52% was driven by volume, strong conversion from continued productivity and cost reduction and approximately $35 million of earnings improvement in Carrier’s Japan joint venture. This was partly offset by higher net commodity costs (14%). The 11% increase in “Other” primarily reflects the net year-over-year impact of items associated with Carrier’s ongoing portfolio transformation. Included in “Other” is the absence of an asset impairment charge of approximately $58 million associated with the disposition of a business, partially offset by a gain on the sale of another business, both of which were recorded in the second quarter of 2010.

UTC Fire & Security –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales / Operational operating profit	4%	(8)%	3%	—
Foreign currency translation	8%	8%	5%	6%
Acquisitions and divestitures, net	(3)%	(1)%	4%	1%
Restructuring and other costs	—	6%	—	4%
Other	(1)%	18%	(1)%	15%

Total % change	8%	23%	11%	26%

Quarter ended June 30, 2011 Compared with Quarter ended June 30, 2010

Sales increased $131 million (8%) in the second quarter of 2011, compared with the same period of 2010. The 4% organic sales growth reflects increases within both the products businesses (3%) and the service and install businesses (1%). Among the service and install businesses, the organic growth was driven by stronger volume in Asia and Australia, partially offset by declines in the U.K. The decrease contributed by “Acquisitions and divestitures, net” in the second quarter of 2011 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months, primarily due to the divestiture in March 2011 of the U.K. Guarding business.

Operating profits increased $38 million (23%) in the second quarter of 2011, as compared with the same period of 2010. The 8% operational profit decline reflects lower results in the U.K. due to a decline in sales and productivity, partially offset by the benefits of higher sales volume across other businesses. The decrease contributed by “Acquisitions and divestitures, net” in the second quarter of 2011 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months, primarily due to the divestiture in March 2011 of the U.K. Guarding business. The increase contributed by “Other” is primarily related to the favorable resolution of litigation.

Six months ended June 30, 2011 Compared with Six months ended June 30, 2010

Sales increased $344 million (11%) in the first six months of 2011, compared with the same period of 2010. Organically, the sales increase reflects growth in the products businesses (2%) and the service and install businesses (1%). Among the service and install businesses, the organic growth was driven by stronger volume in Asia and Australia, partially offset by declines in the U.K. The increase contributed by “Acquisitions and divestitures, net” in the first six months of 2011 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months.

Operating profits increased $77 million (26%) for the first six months of 2011, compared with the same period of 2010. Operational profit was flat year-over-year, reflecting the benefits of higher sales volume across most businesses, offset by lower results in the U.K. due to lower sales and productivity. The increase contributed by “Acquisitions and divestitures, net” in the first six months of 2011 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months. The increase contributed by “Other” was primarily related to the favorable resolution of litigation in the second quarter of 2011 combined with the gain in the first quarter of 2011 on the disposition of the U.K. Guarding business.

Pratt & Whitney –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales* / Operational operating profit*	6%	(6)%	8%	(3)%
Foreign currency (including P&WC net hedging)*	(1)%	(1)%	(1)%	(1)%
Restructuring and other costs	—	(6)%	—	(1)%
Other	—	—	—	2%

Total % change	5%	(13)%	7%	(3)%

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

Quarter ended June 30, 2011 Compared with Quarter ended June 30, 2010

Sales increased $173 million (5%) in the second quarter of 2011, compared with the same period of 2010. Organic sales growth in the quarter was primarily attributable to higher overall aftermarket volumes.

Operating profits decreased $68 million (13%) in the second quarter of 2011, compared with the same period of 2010. The 6% operational profit decrease was primarily driven by higher research and development costs (13%) and unfavorable engine mix (14%) partially offset by the benefit from higher sales volumes (21%), driven by higher overall aftermarket volume.

Six months ended June 30, 2011 Compared with Six months ended June 30, 2010

Sales increased $427 million (7%) in the first six months of 2011, compared with the same period of 2010. The organic sales growth was primarily attributable to an increase in the large commercial engine business (7%) and P&WC (3%) driven by higher overall aftermarket volumes. These increases were partially offset by a decline in the military engine business (2%) driven by lower military engine deliveries.

Operating profits decreased $33 million (3%) in the first six months of 2011, compared with the same period of 2010. The operational profit decline (3%) was primarily driven by the unfavorable impact of higher research and development cost (15%) and unfavorable engine mix (8%), mostly offset by the benefit from higher overall sales volumes (20%), led by increased commercial spares and aftermarket volumes. The 2% contributed by “Other” reflects a gain on the sale of an equity interest in a venture in the first quarter of 2011.

Hamilton Sundstrand –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales / Operational operating profit	8%	14%	9%	12%
Foreign currency translation	3%	3%	1%	1%
Restructuring and other costs	—	2%	—	1%
Other	—	12%	—	6%

Total % change	11%	31%	10%	20%

Quarter ended June 30, 2011 Compared with Quarter ended June 30, 2010

Sales increased $145 million (11%) in the second quarter of 2011, compared with the same period of 2010. The organic sales growth reflects higher volumes in both the aerospace (5%) and industrial (3%) businesses. The increase within aerospace was primarily attributed to higher aftermarket volume (6%), driven by commercial spares, partially offset by a decline in OEM sales volume (1%). The industrial business increase was led by the compressor business attributable to general increases in the manufacturing and energy sectors.

Operating profits increased $63 million (31%) in the second quarter of 2011, compared with the same period of 2010. The increase in operational profit was driven by higher volume and also includes the benefit of lower research and development costs (3%), partially offset by higher aerospace program costs (5%), including warranty. The increase contributed by “Other” reflects the impact from the absence of approximately $28 million of asset impairment charges recorded in the second quarter of 2010. These charges related primarily to the disposition of an aerospace business as part of Hamilton Sundstrand’s efforts to implement low cost sourcing initiatives.

Six months ended June 30, 2011 Compared with Six months ended June 30, 2010

Sales increased $267 million (10%) in the first six months of 2011, compared with the same period of 2010. The organic sales growth primarily reflects volume increases in the aerospace (6%) and industrial (3%) businesses. The increase within the aerospace business was primarily attributable to higher aftermarket volume (5%), driven by commercial spares, and within the industrials business was primarily due to the compressor business.

Operating profits increased $86 million (20%) in the first six months of 2011, compared with the same period of 2010. The increase in operational profit was driven by higher volume and was partially offset by both higher research and development costs (1%) and aerospace program costs (5%), including warranty. The increase contributed by “Other” reflects the impact from the absence of approximately $28 million of asset impairment charges recorded in the second quarter of 2010. These charges were related primarily to the disposition of an aerospace business as part of Hamilton Sundstrand’s efforts to implement low cost sourcing initiatives.

Sikorsky –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales / Operational operating profit	5%	17%	9%	9%
Acquisitions and divestitures, net	1%	1%	1%	—
Restructuring and other costs	—	3%	—	1%
Other	—	43%	—	23%

Total % change	6%	64%	10%	33%

Quarter ended June 30, 2011 Compared with Quarter ended June 30, 2010

Sales increased $94 million (6%) in the second quarter of 2011, as compared with the same period in 2010. The organic sales growth was primarily attributable to increased aftermarket support (3%), due primarily to higher military aftermarket volume and increased aircraft deliveries from commercial operations (2%). Net sales from military operations were essentially flat year-over-year as fewer aircraft deliveries were offset by the impact from favorable aircraft configuration mix.

Operating profits increased $108 million (64%) in the second quarter of 2011, as compared with the same period in 2010. The operational profit improvement primarily reflects the benefits from higher aftermarket volumes, lower manufacturing costs, and favorable configuration mix from U.S. government programs (combined 17%) and lower year-over-year research and development costs (5%). These increases more than offset the adverse impact on operating profit from losses (5%) associated with international development aircraft sales. The 43% increase in “Other” reflects the gain recognized on contribution of a business to a venture in the United Arab Emirates.

Six months ended June 30, 2011 Compared with Six months ended June 30, 2010

Sales increased $318 million (10%) in the first six months of 2011 as compared with the same period in 2010. The organic sales growth was primarily driven by higher international development aircraft sales (including Canadian Maritime helicopters) and favorable configuration mix from U.S. government programs (combined 7%). Increased aftermarket support (4%) was partially offset by lower sales from commercial operations (1%) due to unfavorable aircraft configuration mix.

Operating profits increased $104 million (33%) in the first six months of 2011 as compared to the same period in 2010. The operational profit improvement was primarily attributable to increased aftermarket support and favorable configuration mix from U.S. government programs (combined 9%). Lower profit within commercial operations, primarily due to unfavorable mix of aircraft and the impact of losses associated with international development aircraft sales (combined 8%) was mostly offset by the beneficial impact from lower research and development costs and increased volume on customer funded development. The 23% increase in “Other” reflects the gain recognized on contribution of a business to a venture in the United Arab Emirates.

Eliminations and other –

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses such as UTC Power and Clipper. The year-over-year change in sales for both the second quarter and first six months of 2011, as compared with the same period of 2010, primarily reflects the impact from the acquisition of Clipper. The year-over-year change in operating profit for the second quarter of 2011, as compared with the same period of 2010, primarily reflects the impact from the acquisition of Clipper and higher legal costs, partially offset by the absence of costs related to the early redemption of debt in the second quarter of 2010. The year-over-year change in operating profit for the first six months of 2011, as compared with the same period of 2010, primarily reflects the impact from the acquisition of Clipper, and higher self-insurance reserves and legal costs.

LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Cash and cash equivalents	$5,396	$4,083	$4,997
Total debt	11,398	10,289	12,065
Net debt (total debt less cash and cash equivalents)	6,002	6,206	7,068
Total equity	23,739	22,332	20,915
Total capitalization (debt plus equity)	35,137	32,621	32,980
Net capitalization (debt plus equity less cash and cash equivalents)	29,741	28,538	27,983
Debt to total capitalization	32%	32%	37%
Net debt to net capitalization	20%	22%	25%

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

Although the global economy has improved as compared with 2010, most measures are pointing to a slow and uneven recovery. High unemployment and a weak housing sector in the U.S. continue to dampen consumer sentiment domestically, while concerns over European sovereign debt issues and the deficit debate in Washington, D.C. continue to plague financial markets and constrain government spending in certain countries. In light of these circumstances, we continue to assess our current business and closely monitor the impact on our customers and suppliers, and have determined that overall there has not been a significant effect on our financial position, results of operations or liquidity during the first six months of 2011. Due to the continued improvement in equity markets during the first six months of 2011, our domestic pension funds experienced a positive return on assets of approximately 6%. The continued recognition of prior pension losses and the impact of a lower discount rate, partially offset by additional funding and the positive returns experienced during 2010, are expected to increase pension expense in 2011 by approximately $150 million as compared to 2010.

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

At June 30, 2011, we had committed revolving credit agreements from banks permitting aggregate borrowings of up to $3.0 billion under a $1.6 billion revolving credit agreement and a $1.4 billion multicurrency revolving credit agreement, which expire in November 2014 and December 2014, respectively. As of June 30, 2011, there were no borrowings under these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2011, our maximum commercial paper borrowing authority was $3 billion.

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

On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. Restricted cash as of June 30, 2011 and 2010 was not significant.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.

Cash Flow - Operating Activities

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
Net cash flows provided by operating activities	$2,619	$2,554

The increase in cash generated from operating activities in the first six months of 2011 as compared with the same period in 2010 was due largely to the increase in net income attributable to common shareowners as a result of higher sales volumes and to lower global pension cash contributions. These benefits were partially offset by higher working capital cash requirements. During the first six months of 2011, the net increase in working capital resulted in a cash outflow of $936 million compared to a cash outflow of $397 million during the first six months of 2010. This increase of $539 million was primarily driven by the higher working capital requirements associated with increased sales volumes, as well as the timing of cash receipts, disbursements and product shipments.

The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the first six months of 2011 and 2010 were $70 million and $261 million, respectively. During the first six months of 2010, we also contributed $250 million in UTC common stock to our defined benefit pension plans. We did not contribute any UTC common stock to our defined benefit pension plans in the first six months of 2011. Improved investment returns and additional voluntary pension contributions during 2010 improved the funded status of all plans, helping to minimize future funding requirements. Contributions to our defined benefit pension plans in 2011 are expected to meet or exceed the current funding requirements.

Cash Flow - Investing Activities

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
Net cash flows used in investing activities	$(307)	$(2,359)

The decrease in cash used in investing activities was largely a result of a decrease in acquisition activity in the first six months of 2011, as compared with the same period of 2010. Investments in businesses in the first six months of 2011 consisted of a number of small acquisitions in both our commercial and aerospace businesses. Investments in businesses in the first six months of 2010 primarily reflected the acquisition of the GE Security business for approximately $1.8 billion and the acquisition of a 49.9% equity stake in Clipper for approximately $270 million. We expect total investments in businesses in 2011 to be less than $1.5 billion, including acquisitions completed during the first six months of 2011, however, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. Capital expenditures increased $88 million primarily at Carrier and Hamilton Sundstrand, which included expenditures related to new product launches and investment in low-cost manufacturing facilities.

Customer financing activities were a net source of cash of $29 million for the first six months of 2011, compared to a net use of cash of $28 million for the same period in 2010. While we expect that 2011 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $2.5 billion and $2.0 billion related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms at June 30, 2011 and December 31, 2010, respectively, of which as much as $261 million may be required to be disbursed during 2011.

Cash Flow - Financing Activities

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
Net cash flows (used in) provided by financing activities	$(1,109)	$405

The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had $1,060 million of commercial paper outstanding at June 30, 2011.

We repurchased $1.5 billion of our common stock in the first six months of 2011, under an existing 60 million share repurchase program. Share repurchases in the first six months of 2011 represented approximately 17.8 million shares. In addition to management’s view that the repurchase of our common stock is a beneficial investment, we also repurchase to offset the dilutive effect of the issuance of stock and options under the stock-based employee benefit programs. At June 30, 2011, approximately 16 million shares remain available for repurchase under the share repurchase program. We expect total share repurchases in 2011 of more than $2.5 billion; however, total repurchases may vary depending upon various factors including the level of other investing activities.

We paid dividends on Common Stock of $0.425 per share in the first quarter of 2011 totaling $368 million in the aggregate and $0.48 per share in the second quarter of 2011 totaling $413 million in the aggregate. On June 8, 2011, the Board of Directors declared, effective as of July 5, 2011, a dividend of $0.48 per share payable September 10, 2011 to shareowners of record at the close of business on August 19, 2011.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2010 Annual Report, incorporated by reference in our 2010 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At June 30, 2011, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as otherwise disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2011. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2010 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on August 27, 2010, Rolls-Royce plc (Rolls-Royce) sued Pratt & Whitney in the U.S. District Court for the Eastern District of Virginia, alleging that fan blades on certain engines manufactured by Pratt & Whitney infringe a U.S. patent held by Rolls-Royce. Rolls-Royce sought damages plus interest, an injunction, attorney’s fees, and a finding of willful infringement. On May 20, 2011, the Court granted Pratt & Whitney’s motion for summary judgment of non-infringement and denied Rolls-Royce’s cross motion in which it alleged Pratt & Whitney had infringed the patent. Further, as previously disclosed, in November 2010, Pratt & Whitney filed complaints against Rolls-Royce in the High Court of Justice, Chancery Division, Patent Court (HCJ) in the United Kingdom (UK), with the U.S. International Trade Commission (ITC), and against Rolls-Royce and its parent, Rolls-Royce Group plc (Rolls-Royce Group) in the U.S. District Court for the District of Connecticut. The HCJ action alleged that certain turbomachinery blades, engines and components manufactured by Rolls-Royce infringe a UK patent held by Pratt & Whitney and sought damages plus interest and all other relief to which Pratt & Whitney is entitled, including attorney’s fees, expenses, and a permanent order preventing further infringements. The ITC complaint sought a permanent exclusion order barring the importation into the U.S. of infringing turbomachinery blades, engines and engine components manufactured by Rolls-Royce and Rolls-Royce Group, and requested a permanent cease-and-desist order against Rolls-Royce and Rolls-Royce Group preventing further importing, marketing, advertising, demonstrating, testing, distributing, licensing, offering for sale, or use of such infringing turbomachinery blades, engines and engine components. In the Connecticut District Court action, Pratt & Whitney alleged similar infringement claims based on a U.S. patent held by Pratt & Whitney and sought an injunction, damages, interest, attorney’s fees and other relief. On July 14, 2011, the parties entered into an amicable, confidential settlement agreement to dismiss all of the foregoing matters, resulting in no adverse impact to UTC.

As previously disclosed, on February 21, 2007, the European Commission’s Competition Directorate ruled that Otis’ subsidiaries in Belgium, Luxembourg and the Netherlands, and a portion of the business of Otis’ German subsidiary, violated European Union (EU) competition rules and assessed a €225 million (approximately $300 million) civil fine against Otis, its relevant local entities, and UTC, which was paid during 2007. In May 2007, we filed an appeal of the decision with the General Court of the European Court of Justice (General Court). On July 13, 2011, the General Court rejected our appeal. We intend to file an appeal of the judgment with the European Court of Justice.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2010 Form 10-K and Part II, Item 1, “Legal Proceedings,” of our 2011 Form 10-Q for the quarter ended March 31, 2011.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our Global Growth Is Subject to a Number of Economic Risks

Over the first six months of 2011, the global economy continued to show signs of gradual recovery from the significant downturn of 2008 and 2009, when the global economy experienced widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. However, despite some recent positive economic indicators, uncertainty continues to exist as to the overall rate and stability of the recovery. Global gross domestic product growth continues to be led by emerging markets, particularly in Brazil, Russia, India and China, while in the developed economies, particularly in Europe, the recovery remains sluggish due to the unwinding of fiscal stimuli, lingering high unemployment, concerns over European sovereign debt issues and the tightening of government budgets. As a result, further disruptions in Europe or in other economies could affect our revenues or liquidity.

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

The results of our commercial and military aerospace businesses, which generated approximately 43% of our consolidated net sales in 2010, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown signs of gradual improvement in 2010 and over the first six months of 2011, uncertainty continues to exist. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace sales and losses under existing contracts. In addition, capital spending and demand for aircraft engine and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions, pandemic health issues or major natural disasters could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2011, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in our 2010 Form 10-K, as updated from time to time in subsequent filings, including this Form 10-Q. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50% likelihood that such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in a material adverse effect on our financial condition or results of operations in the period in which any such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.

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

Our Financial Performance May Be Adversely Affected By Business Disruptions

Our business may be impacted by disruptions, including threats to physical security, information technology attacks or failures, damaging weather or other acts of nature, pandemics or other public health crises. Any of these disruptions could affect our internal operations or our ability to provide products and services to our customers. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from such disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential information, destruction of data, or the manipulation or improper use of our systems and networks, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2011	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
April 1 - April 30	1,751	$85.68	1,751	23,001
May 1 - May 31	3,612	87.91	3,607	19,394
June 1 - June 30	3,361	84.20	3,360	16,034

Total	8,724	$86.04	8,718

We repurchase shares under a program announced on March 10, 2010, which authorized the repurchase of up to 60 million shares of our common stock. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. These repurchases are included within the scope of the overall repurchase program authorized in March 2010. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 6,000 shares were reacquired in transactions outside the program during the quarter ended June 30, 2011.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20110630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20110630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20110630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20110630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20110630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20110630_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

Dated: July 25, 2011	by:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated: July 25, 2011	by:	/s/ PETER F. LONGO
Peter F. Longo
Vice President, Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20110630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20110630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20110630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20110630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20110630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20110630_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.