Form 10-Q
period 2011-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2011-10-24
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At September 30, 2011 there were 906,087,669 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2011

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,
(Dollars in millions, except per share amounts; shares in millions)	2011	2010
Net Sales:
Product sales	$10,555	$9,771
Service sales	4,249	3,849

	14,804	13,620

Costs and Expenses:
Cost of products sold	7,935	7,124
Cost of services sold	2,821	2,543
Research and development	495	433
Selling, general and administrative	1,578	1,478

	12,829	11,578

Other income (expense), net	227	(114)

Operating profit	2,202	1,928
Interest expense, net	138	161

Income before income taxes	2,064	1,767
Income tax expense	643	468

Net income	1,421	1,299
Less: Noncontrolling interest in subsidiaries’ earnings	97	101

Net income attributable to common shareowners	$1,324	$1,198

Earnings Per Share of Common Stock:
Basic	$1.49	$1.32
Diluted	$1.47	$1.30
Dividends Per Share of Common Stock	$.480	$.425
Weighted average number of shares outstanding:
Basic shares	888.8	905.6
Diluted shares	901.9	919.5

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts; shares in millions)	2011	2010
Net Sales:
Product sales	$30,723	$28,123
Service sales	12,501	11,339

	43,224	39,462

Costs and Expenses:
Cost of products sold	22,986	20,949
Cost of services sold	8,316	7,465
Research and development	1,506	1,289
Selling, general and administrative	4,765	4,393

	37,573	34,096

Other income (expense), net	550	(33)

Operating profit	6,201	5,333
Interest expense, net	428	481

Income before income taxes	5,773	4,852
Income tax expense	1,821	1,394

Net income	3,952	3,458
Less: Noncontrolling interest in subsidiaries’ earnings	298	284

Net income attributable to common shareowners	$3,654	$3,174

Earnings Per Share of Common Stock:
Basic	$4.09	$3.49
Diluted	$4.02	$3.43
Dividends Per Share of Common Stock	$1.385	$1.275
Weighted average number of shares outstanding:
Basic shares	893.7	909.9
Diluted shares	909.1	924.8

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in millions)	September 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$5,966	$4,083
Accounts receivable, net	9,503	8,925
Inventories and contracts in progress, net	8,617	7,766
Future income tax benefits, current	1,551	1,623
Other assets, current	787	1,113

Total Current Assets	26,424	23,510

Customer financing assets	1,035	1,118
Future income tax benefits	1,744	1,970
Fixed assets	16,042	15,914
Less: Accumulated depreciation	(9,905)	(9,634)

Fixed assets, net	6,137	6,280

Goodwill	17,980	17,721
Intangible assets, net	3,966	4,060
Other assets	4,662	3,834

Total Assets	$61,948	$58,493

Liabilities and Equity
Short-term borrowings	$1,228	$116
Accounts payable	5,597	5,206
Accrued liabilities	12,604	12,247
Long-term debt currently due	635	163

Total Current Liabilities	20,064	17,732

Long-term debt	9,501	10,010
Future pension and postretirement benefit obligations	3,409	3,592
Other long-term liabilities	5,059	4,510

Total Liabilities	38,033	35,844

Redeemable noncontrolling interest	327	317
Shareowners’ Equity:
Common Stock	13,330	12,597
Treasury Stock	(19,412)	(17,468)
Retained earnings	32,594	30,191
Unearned ESOP shares	(156)	(166)
Accumulated other comprehensive loss	(3,766)	(3,769)

Total Shareowners’ Equity	22,590	21,385
Noncontrolling interest	998	947

Total Equity	23,588	22,332

Total Liabilities and Equity	$61,948	$58,493

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
Operating Activities:
Net income attributable to common shareowners	$3,654	$3,174
Noncontrolling interest in subsidiaries’ earnings	298	284

Net income	3,952	3,458
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,023	1,008
Deferred income tax provision (benefit)	333	(123)
Stock compensation cost	185	112
Change in:
Accounts receivable	(546)	(169)
Inventories and contracts in progress	(912)	(932)
Other current assets	3	(46)
Accounts payable and accrued liabilities	762	1,178
Global pension contributions*	(247)	(699)
Other operating activities, net	25	443

Net cash flows provided by operating activities	4,578	4,230

Investing Activities:
Capital expenditures	(605)	(479)
Investments in businesses	(229)	(2,551)
Dispositions of businesses	384	200
Decrease (increase) in customer financing assets, net	43	(29)
Other investing activities, net	109	173

Net cash flows used in investing activities	(298)	(2,686)

Financing Activities:
(Repayment) issuance of long-term debt, net	(50)	610
Increase in short-term borrowings, net	1,124	1,882
Common Stock issued under employee stock plans	196	211
Dividends paid on Common Stock	(1,192)	(1,114)
Repurchase of Common Stock	(2,175)	(1,644)
Other financing activities, net	(313)	(253)

Net cash flows used in financing activities	(2,410)	(308)

Effect of foreign exchange rate changes on cash and cash equivalents	13	46

Net increase in cash and cash equivalents	1,883	1,282

Cash and cash equivalents, beginning of year	4,083	4,449

Cash and cash equivalents, end of period	$5,966	$5,731

*	Non-cash activities include contributions of UTC common stock of $450 million and $250 million to domestic defined benefit pension plans in the third quarter of 2011 and second quarter of 2010, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at September 30, 2011 and for the quarters and nine months ended September 30, 2011 and 2010 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. We previously reported “Other income, net,” which included “Interest income,” as a component of “Revenues.” “Other income, net,” excluding “Interest income,” is now reflected separately, while “Interest income” is now netted with “Interest expense” for financial statement presentation. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2010 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2010 (2010 Form 10-K).

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions and Dispositions. During the first nine months of 2011, our investment in business acquisitions was $229 million and consisted of a number of smaller acquisitions in both the aerospace and commercial businesses. As a result of Sikorsky’s contribution of a business into a new venture in the United Arab Emirates, we recognized a gain of approximately $73 million in the second quarter of 2011.

On September 21, 2011, we announced that we entered into an agreement to acquire Goodrich Corporation (Goodrich), a global supplier of systems and services to the aerospace and defense industry with 2010 sales of $7 billion. Under the terms of the agreement, Goodrich shareholders will receive $127.50 in cash for each share of Goodrich common stock they own at the time of the closing of the transaction. This equates to a total current enterprise value of $18.4 billion, including $1.9 billion in net debt to be assumed. Of the total $16.5 billion required, we expect to finance the transaction through a combination of debt and equity issuances, with the equity component expected to approximate 25% of the total financing (other than the amount of net debt assumed). The transaction is subject to customary closing conditions, including regulatory and Goodrich shareholder approval. We expect that this acquisition will close in mid-2012. Goodrich products include aircraft nacelles and interior systems, actuation and landing systems, and electronic systems. Once the acquisition is complete, Goodrich and Hamilton Sundstrand will be combined to form a new segment named UTC Aerospace Systems. It is expected that the increased scale, financial strength and complementary products of the new combined business will strengthen our position in the aerospace and defense industry. Further, this acquisition will enhance our ability to support our customers with more integrated systems.

On October 12, 2011, Pratt & Whitney and Rolls-Royce announced a restructure of their participation in IAE International Aero Engines AG (IAE), which produces the V2500 engine for the A320 family of aircraft. Under the terms of the agreement, Rolls-Royce will sell its equity and program shares in IAE and license its V2500 intellectual property in IAE to Pratt & Whitney for $1.5 billion and an agreed payment for each hour flown by the current installed fleet of V2500-powered aircraft during the fifteen year period following completion of the transaction. These licensing rights will be perpetual, worldwide, and permit Pratt & Whitney to sublicense, as necessary. The acquisition of the additional shares in IAE will give Pratt & Whitney a controlling interest with 66% ownership. Pratt & Whitney intends to offer a portion of its interests to the remaining IAE partners MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC). Upon closing, we anticipate Pratt & Whitney will begin consolidating IAE. The acquisition of the collaboration rights and intellectual property licenses will be reflected as intangible assets and amortized in relation to the economic benefits received over the projected remaining life of the V2500 program.

Pratt & Whitney and Rolls-Royce also announced an agreement to form a new venture to develop engines to power future new mid-size aircraft (120 – 230 passenger aircraft). The two companies will establish a joint venture company, in which each will hold an equal share, to develop new engines for the next generation of mid-size aircraft. This new joint venture will focus on high-bypass ratio geared turbofan technology. In addition, the venture will collaborate on future studies for next generation propulsion systems. These announced transactions with Rolls-Royce are subject to various closing conditions, including regulatory approvals and are expected to close in mid-2012.

Goodwill. Changes in our goodwill balances for the first nine months of 2011 were as follows:

(Dollars in millions)	Balance as of January 1, 2011	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of September 30, 2011
Otis	$1,470	$45	$(5)	$1,510
Carrier	3,171	35	(51)	3,155
UTC Fire & Security	6,646	35	(33)	6,648
Pratt & Whitney	1,224	—	4	1,228
Hamilton Sundstrand	4,491	(10)	(5)	4,476
Sikorsky	330	—	(4)	326

Total Segments	17,332	105	(94)	17,343
Eliminations and other	389	258	(10)	637

Total	$17,721	$363	$(104)	$17,980

For the nine months ended September 30, 2011, we recorded an additional $258 million of goodwill, reflected within “Eliminations and other” in the above table, related to the finalization of purchase accounting associated with the December 2010 acquisition of Clipper Windpower Plc (Clipper).

We early adopted the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No 2011-08, “Testing Goodwill for Impairment,” in connection with the performance of our annual goodwill impairment test. Under ASU 2011-08, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. We completed our annual impairment testing in the third quarter of 2011 and determined that no significant adjustments to the carrying value of goodwill or indefinite lived intangible assets were necessary based on the results of the impairment tests.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2011		December 31, 2010
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,042	$(1,051)	$1,950	$(942)
Patents and trademarks	468	(179)	441	(153)
Other, principally customer relationships	3,311	(1,384)	3,229	(1,222)

	5,821	(2,614)	5,620	(2,317)

Unamortized:
Trademarks and other	759		757

Total	$6,580	$(2,614)	$6,377	$(2,317)

Amortization of intangible assets for the quarter and nine months ended September 30, 2011 was $102 million and $304 million, respectively, compared with $104 million and $283 million for the same periods of 2010. Average amortization of these intangible assets for 2011 through 2015 is expected to approximate $315 million per year.

Note 2: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts; shares in millions)	2011	2010	2011	2010
Net income attributable to common shareowners	$1,324	$1,198	$3,654	$3,174

Basic weighted average number of shares outstanding	888.8	905.6	893.7	909.9
Stock awards	13.1	13.9	15.4	14.9

Diluted weighted average number of shares outstanding	901.9	919.5	909.1	924.8

Earnings Per Share of Common Stock:
Basic	$1.49	$1.32	$4.09	$3.49
Diluted	$1.47	$1.30	$4.02	$3.43

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the quarter ended September 30, 2011, there were 6.5 million anti-dilutive stock awards excluded from the computation. For the nine months ended September 30, 2011, there were no anti-dilutive stock awards excluded from the computation. The number of stock awards excluded from the computation was 12.7 million and 12.6 million for the quarter and nine months ended September 30, 2010, respectively.

Note 3: Inventories and Contracts in Progress

(Dollars in millions)	September 30, 2011	December 31, 2010
Raw materials	$1,357	$1,221
Work-in-process	3,696	3,259
Finished goods	3,258	3,026
Contracts in progress	7,058	6,340

	15,369	13,846

Less:
Progress payments, secured by lien, on U.S. Government contracts	(463)	(275)
Billings on contracts in progress	(6,289)	(5,805)

	$8,617	$7,766

As of September 30, 2011 and December 31, 2010, the above inventory balances include capitalized contract development costs of $843 million and $804 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventory principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Note 4: Borrowings and Lines of Credit

(Dollars in millions)	September 30, 2011	December 31, 2010
Commercial paper	$1,080	$—
Other borrowings	148	116

Total short-term borrowings	$1,228	$116

At September 30, 2011, we had committed credit agreements from banks permitting aggregate borrowings of up to $3.0 billion under a $1.6 billion revolving credit agreement and a $1.4 billion multicurrency revolving credit agreement, both of which are available for general funding purposes, including acquisitions. As of September 30, 2011, there were no borrowings under either of these revolving credit agreements, which expire in November 2014 and December 2014, respectively. The undrawn portions under both of these agreements are also available to serve as backup facilities for the issuance of commercial paper. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

As part of our pending acquisition of Goodrich, we executed a commitment letter, dated September 21, 2011, with various financial institutions that provides a 12-month commitment, subject to a 6-month extension for regulatory reasons, for a $15 billion 364-day unsecured bridge loan facility.

Long-term debt consisted of the following:

(Dollars in millions)	September 30, 2011	December 31, 2010
6.100% notes due 2012*	$500	$500
4.875% notes due 2015*	1,200	1,200
5.375% notes due 2017*	1,000	1,000
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	1,250
8.750% notes due 2021	250	250
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
Project financing obligations	132	141
Other (including capitalized leases)	132	160

Total long-term debt	10,136	10,173
Less current portion	(635)	(163)

Long-term debt, net of current portion	$9,501	$10,010

*	We may redeem some or all of these series of notes at any time at a redemption price in U.S. dollars equal to the greater of 100% of the principal amount outstanding of the applicable series of notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the applicable series of notes to be redeemed. The discounts applied on such redemptions are based on a semiannual calculation at an adjusted treasury rate plus 10-50 basis points, depending on the particular series. The redemption price will also include interest accrued to the date of redemption on the principal balance of the notes being redeemed.

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

It is reasonably possible that a net reduction within a range of $145 million to $310 million of unrecognized tax benefits may occur within the next twelve months as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals or in the courts, or the closure of tax statutes. A portion of this net reduction may impact the Company’s 2011 or 2012 income tax expense. Not included in the range is €197 million (approximately $267 million) of tax benefits that we have claimed related to a 1998 German reorganization. These tax benefits are currently being reviewed by the German Tax Office in the course of an audit of tax years 1999 to 2000. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. In May 2010, the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.

Tax years 2004 and 2005 are currently before the Appeals Division of the Internal Revenue Service (IRS) for resolution discussions regarding certain proposed tax adjustments with which the Company does not agree. The Company expects that the Appeals Division’s consideration will continue into 2012 and be completed within the next 12 months. Tax years 2006, 2007 and 2008 are under review by the Examination Division of the IRS, which review is expected to continue into 2012 and be completed within the next 12 months. Additionally, the Company has two refund claims pending for years prior to 2004. The Company expects that a final determination will be made with respect to these claims during the quarter ending December 31, 2011. These claims are included within the range of unrecognized tax benefits disclosed above, which excludes the impact of interest.

Note 6: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to these plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Defined Benefit Plans	$627	$438	$697	$949

Defined Contribution Plans	$52	$46	$165	$142

In the first nine months of 2011, we made contributions of $606 million to our domestic defined benefit pension plans, all of which was contributed in the third quarter of 2011. Included in the total domestic contributions was a $450 million contribution of UTC common stock. In the first nine months of 2010, we made contributions of $801 million to our domestic defined benefit pension plans, including $350 million which was contributed in the third quarter of 2010. Included in the total domestic contributions made through the first nine months of 2010 was a $250 million contribution of UTC common stock in the second quarter of 2010. The following tables illustrate the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Service cost	$111	$99	$1	$1
Interest cost	325	321	9	11
Expected return on plan assets	(458)	(430)	—	—
Amortization	(2)	(4)	—	(1)
Recognized actuarial net loss (gain)	116	71	(2)	—
Net settlement and curtailment loss	—	—	—	—

Total net periodic benefit cost	$92	$57	$8	$11

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Service cost	$333	$297	$3	$2
Interest cost	975	963	29	34
Expected return on plan assets	(1,372)	(1,289)	—	—
Amortization	(8)	(12)	(2)	(2)
Recognized actuarial net loss (gain)	347	213	(6)	(1)
Net settlement and curtailment loss	13	17	—	—

Total net periodic benefit cost	$288	$189	$24	$33

Note 7: Restructuring Costs

During the first nine months of 2011, we recorded net pre-tax restructuring costs in our business segments totaling $188 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$47
Carrier	37
UTC Fire & Security	29
Pratt & Whitney	48
Hamilton Sundstrand	10
Sikorsky	16
Eliminations and other	1

Total	$188

The net costs included $121 million recorded in cost of sales, $65 million in selling, general and administrative expenses and $2 million in other income, net. As described below, these costs primarily relate to actions initiated during 2011 and 2010.

2011 Actions. During the first nine months of 2011, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $150 million, including $88 million in cost of sales, $60 million in selling, general and administrative expenses and $2 million in other income, net.

We expect the actions initiated in the first nine months of 2011 to result in net workforce reductions of approximately 2,800 hourly and salaried employees, the exiting of approximately 540,000 net square feet of facilities and the disposal of assets associated with exited facilities. As of September 30, 2011, we have completed net workforce reductions of approximately 1,300 employees, and 10,000 net square feet of facilities have been exited. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2011 and 2012. No specific plans for significant other actions have been finalized at this time.

The following table summarizes the accrual balances and utilization by cost type for the 2011 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at June 30, 2011	$39	$—	$1	$40
Net pre-tax restructuring costs	71	—	10	81
Utilization and foreign exchange	(34)	—	(7)	(41)

Balance at September 30, 2011	$76	$—	$4	$80

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write- Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$176	$3	$59	$238
Costs incurred - quarter ended March 31, 2011	(11)	—	—	(11)
Costs incurred - quarter ended June 30, 2011	(54)	(3)	(1)	(58)
Costs incurred - quarter ended September 30, 2011	(71)	—	(10)	(81)

Balance at September 30, 2011	$40	$—	$48	$88

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2011	Costs Incurred Quarter Ended June 30, 2011	Costs Incurred Quarter Ended September 30, 2011	Remaining Costs at September 30, 2011
Otis	$88	$(3)	$(4)	$(41)	$40
Carrier	27	(3)	(9)	(8)	7
UTC Fire & Security	27	(2)	(7)	(12)	6
Pratt & Whitney	48	—	(33)	(3)	12
Hamilton Sundstrand	8	(2)	(2)	(4)	—
Sikorsky	39	(1)	(2)	(13)	23
Eliminations and other	1	—	(1)	—	—

Total	$238	$(11)	$(58)	$(81)	$88

2010 Actions. During the first nine months of 2011, we recorded net pre-tax restructuring costs totaling $40 million for restructuring actions initiated in 2010, including $27 million in cost of sales and $13 million in selling, general and administrative expenses. The 2010 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.

As of September 30, 2011, we have completed net workforce reductions of approximately 4,000 employees of an expected 5,000 employees, and have exited approximately 800,000 net square feet of facilities of an expected 3.9 million net square feet. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2011 and 2012.

The following table summarizes the accrual balances and utilization by cost type for the 2010 restructuring actions:

(Dollars in millions)	Severance	Asset Write- Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at June 30, 2011	$98	$—	$12	$110
Net pre-tax restructuring costs	(1)	2	8	9
Utilization and foreign exchange	(30)	(2)	(8)	(40)

Balance at September 30, 2011	$67	$—	$12	$79

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write- Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$326	$25	$106	$457
Costs incurred through December 31, 2010	(301)	(19)	(51)	(371)
Costs incurred - quarter ended March 31, 2011	(5)	(4)	(6)	(15)
Costs incurred - quarter ended June 30, 2011	(5)	—	(11)	(16)
Costs incurred - quarter ended September 30, 2011	1	(2)	(8)	(9)

Remaining costs at September 30, 2011	$16	$—	$30	$46

The following table summarizes expected, incurred and remaining costs for the 2010 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred through December 31, 2010	Costs Incurred Quarter Ended March 31, 2011	Costs Incurred Quarter Ended June 30, 2011	Costs Incurred Quarter Ended September 30, 2011	Remaining Costs at September 30, 2011
Otis	$88	$(87)	$(1)	$—	$—	$—
Carrier	107	(74)	(11)	(6)	(1)	15
UTC Fire & Security	92	(64)	(2)	(5)	(6)	15
Pratt & Whitney	93	(84)	(1)	(4)	(1)	3
Hamilton Sundstrand	41	(29)	—	(1)	(1)	10
Sikorsky	18	(15)	—	—	—	3
Eliminations and other	18	(18)	—	—	—	—

Total	$457	$(371)	$(15)	$(16)	$(9)	$46

2009 Actions. As of September 30, 2011, we have approximately $56 million of accrual balances remaining related to 2009 actions.

Note 8: Financial Instruments

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (ASC) and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures.

By their nature, all financial instruments involve market and credit risks. We enter into derivative and other financial instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We limit counterparty exposure and concentration of risk by diversifying counterparties. While there can be no assurance, we do not anticipate any material non-performance by any of these counterparties.

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

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $10.1 billion and $8.5 billion at September 30, 2011 and December 31, 2010, respectively.

Commodity Forward Contracts. We enter into commodity forward contracts to reduce the risk of fluctuations in the price we pay for certain commodities (e.g., nickel) which are used directly in the production of our products, or are components of the products we procure to use in the production of our products. These hedges are economic hedges and the changes in fair value of these contracts are recorded currently in earnings in the period in which they occur. The fair value and outstanding notional amount of contracts hedging commodity exposures were insignificant at September 30, 2011 and December 31, 2010, respectively.

The following table summarizes the fair value of derivative instruments as of September 30, 2011 and December 31, 2010:

(Dollars in millions)	Balance Sheet Asset Location	September 30, 2011	December 31, 2010

Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other assets, current	$38	$73
Foreign Exchange Contracts	Other assets	1	24

		39	97

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other assets, current	58	31
Foreign Exchange Contracts	Other assets	4	5

		62	36

Total Asset Derivative Contracts		$101	$133

	Balance Sheet Liability Location
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Accrued liabilities	$62	$16
Foreign Exchange Contracts	Other long-term liabilities	46	1

		108	17

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Accrued liabilities	74	33
Foreign Exchange Contracts	Other long-term liabilities	1	3

		75	36

Total Liability Derivative Contracts		$183	$53

The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
(Loss) gain recorded in Accumulated other comprehensive loss	$(125)	$63	$(25)	$44

Gain reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$17	$35	$93	$76

Assuming current market conditions continue, a $1 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2011, all derivative contracts accounted for as cash flow hedges will mature by September 2013.

The effect on the Condensed Consolidated Statement of Operations from foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
(Loss) gain recognized in Other income (expense), net	$(51)	$107	$(23)	$131

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

Valuation Hierarchy. The Fair Value Measurements and Disclosure Topic of the FASB ASC establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 and December 31, 2010:

(Dollars in millions)	Total Carrying Value at September 30, 2011	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$808	$808	$—	$—
Derivative assets	101	—	101	—
Derivative liabilities	183	—	183	—

(Dollars in millions)	Total Carrying Value at December 31, 2010	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Available-for-sale securities	$829	$829	$—	$—
Derivative assets	133	—	133	—
Derivative liabilities	53	—	53	—

Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of September 30, 2011, there were no significant transfers in and out of Level 1 and Level 2.

As of September 30, 2011, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$276	$265	$300	$276
Customer financing notes receivable	335	326	376	346
Long-term debt (excluding capitalized leases)	(10,079)	(12,045)	(10,117)	(11,500)

The above fair values were computed based on comparable transactions, quoted market prices, discounted future cash flows or an estimate of the amount to be received or paid to terminate or settle the agreement, as applicable. Differences between carrying amounts and fair value are attributable to interest and/or credit rate changes subsequent to when the transaction occurred. The fair values of Cash and cash equivalents, Accounts receivable, net, Short-term borrowings, and Accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

We had outstanding commercial aerospace financing and other contractual commitments totaling approximately $2.2 billion and $2.0 billion at September 30, 2011 and December 31, 2010, respectively. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitment itself is not readily determinable and is not considered significant.

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

Our classes within aerospace long-term receivables are comprised of long-term trade accounts receivable and notes and leases receivable. Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as “Other assets” in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as “Customer financing assets” in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace long-term receivables as of September 30, 2011 and December 31, 2010:

(Dollars in millions)	September 30, 2011	December 31, 2010
Long-term trade accounts receivable	$225	$198
Notes and leases receivable	373	416

Total long-term receivables	$598	$614

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

Long-term receivables can be considered delinquent if payment has not been received in accordance with the underlying agreement. If determined delinquent, long-term trade accounts receivable and notes and leases receivable balances accruing interest may be placed on nonaccrual status. We record potential losses related to long-term receivables when identified. The reserve for credit losses on these receivables relates to specifically identified receivables that are evaluated individually for impairment. For notes and leases receivable, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Uncollectible long-term receivables are written-off when collection of the indebtedness has been pursued for a reasonable period of time without collection; the customer is no longer in operation; or judgment has been levied, but the underlying assets are not adequate to satisfy the indebtedness. At both September 30, 2011 and December 31, 2010, we do not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.

The following table provides the balance of aerospace long-term receivables at September 30, 2011, and summarizes the associated changes in the reserve for estimated credit losses and exposure for the nine months ended September 30, 2011:

(Dollars in millions)
Beginning balance of the reserve for credit losses and exposure	$42
Provision	1
Charge-offs	—
Recoveries	(9)
Other	(2)

Ending balance of the reserve for credit losses and exposure: individually evaluated for impairment	$32

Ending balance of long-term receivables: individually evaluated for impairment	$598

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

The following table summarizes the credit risk profile by creditworthiness category for aerospace long-term receivable balances at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in millions)	Long-term trade accounts receivable	Notes and leases receivable	Long-term trade accounts receivable	Notes and leases receivable
A - (low risk, collateralized/uncollateralized)	$224	$—	$193	$—
B - (moderate risk, collateralized/uncollateralized)	1	299	5	336
C - (high risk, collateralized/uncollateralized)	—	74	—	80
D - (in default, uncollateralized)	—	—	—	—

Total	$225	$373	$198	$416

Note 10: Shareowners’ Equity and Noncontrolling Interest

A summary of the changes in shareowners’ equity and noncontrolling interest (excluding redeemable noncontrolling interest) comprising total equity for the quarters and nine months ended September 30, 2011 and 2010 is provided below:

	Quarter Ended September 30,
	2011			2010
(Dollars in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$22,723	$1,016	$23,739	$19,933	$982	$20,915
Comprehensive income for the period:
Net income	1,324	97	1,421	1,198	101	1,299
Other comprehensive (loss) income:
Foreign currency translation, net	(732)	(25)	(757)	808	45	853
(Decreases) increases in unrealized gains from available-for-sale securities, net	(111)		(111)	25		25
Cash flow hedging (losses) gains	(106)		(106)	25		25
Change in pension and post-retirement benefit plans, net	79		79	23		23

Total other comprehensive (loss) income	(870)	(25)	(895)	881	45	926

Total comprehensive income for the period	454	72	526	2,079	146	2,225
Common Stock issued under employee plans	119		119	113		113
Common Stock repurchased	(675)		(675)	(490)		(490)
Common Stock contributed to pension plans	450		450	—		—
Dividends on Common Stock	(411)		(411)	(370)		(370)
Dividends on ESOP Common Stock	(16)		(16)	(16)		(16)
Dividends attributable to noncontrolling interest		(82)	(82)		(86)	(86)
Purchase of subsidiary shares from noncontrolling interest	(51)	(17)	(68)	—	(8)	(8)
Sale of subsidiary shares in noncontrolling interest	—	2	2	—	9	9
Acquisition of noncontrolling interest		8	8		—	—
Disposition of noncontrolling interest		(1)	(1)		(18)	(18)
Redeemable noncontrolling interest in subsidiaries’ earnings		(4)	(4)		(6)	(6)
Redeemable noncontrolling interest in total other comprehensive (loss) income		4	4		(20)	(20)
Change in redemption value of put options	(3)		(3)	5		5

Equity, end of period	$22,590	$998	$23,588	$21,254	$999	$22,253

	Nine Months Ended September 30,
	2011			2010
(Dollars in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$21,385	$947	$22,332	$20,066	$933	$20,999
Comprehensive income for the period:
Net income	3,654	298	3,952	3,174	284	3,458
Other comprehensive income (loss):
Foreign currency translation, net	(63)	13	(50)	11	(3)	8
(Decreases) increases in unrealized gains from available-for-sale securities, net	(40)		(40)	33		33
Cash flow hedging losses	(87)		(87)	(18)		(18)
Change in pension and post-retirement benefit plans, net	193		193	104		104

Total other comprehensive income (loss)	3	13	16	130	(3)	127

Total comprehensive income for the period	3,657	311	3,968	3,304	281	3,585
Common Stock issued under employee plans	566		566	439		439
Common Stock repurchased	(2,175)		(2,175)	(1,650)		(1,650)
Common Stock contributed to pension plans	450		450	250		250
Dividends on Common Stock	(1,192)		(1,192)	(1,114)		(1,114)
Dividends on ESOP Common Stock	(47)		(47)	(47)		(47)
Dividends attributable to noncontrolling interest		(248)	(248)		(233)	(233)
Purchase of subsidiary shares from noncontrolling interest	(51)	(17)	(68)	(2)	(12)	(14)
Sale of subsidiary shares in noncontrolling interest	3	10	13	—	36	36
Acquisition of noncontrolling interest		13	13		29	29
Disposition of noncontrolling interest		(1)	(1)		(18)	(18)
Redeemable noncontrolling interest in subsidiaries’ earnings		(15)	(15)		(22)	(22)
Redeemable noncontrolling interest in total other comprehensive (loss) income		(2)	(2)		5	5
Change in redemption value of put options	(6)		(6)	8		8

Equity, end of period	$22,590	$998	$23,588	$21,254	$999	$22,253

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

A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters and nine months ended September 30, 2011 and 2010 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Redeemable noncontrolling interest, beginning of period	$348	$311	$317	$389
Net income	4	6	15	22
Foreign currency translation, net	(4)	20	2	(5)
Dividends attributable to noncontrolling interest	—	(3)	(11)	(16)
Purchase of subsidiary shares from noncontrolling interest	(2)	—	(2)	(65)
Change in redemption value of put options	3	(5)	6	(8)
Other changes in redeemable noncontrolling interest	(22)	(11)	—	1

Redeemable noncontrolling interest, end of period	$327	$318	$327	$318

Consistent with the requirements under the Business Combinations Topic of the FASB ASC and the accounting for noncontrolling interests in consolidated financial statements, changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarters and nine months ended September 30, 2011 and 2010 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Net income attributable to common shareowners	$1,324	$1,198	$3,654	$3,174

Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	—	—	3	—
Decrease in common stock for purchase of subsidiary shares	(51)	—	(51)	(2)

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$1,273	$1,198	$3,606	$3,172

Note 11: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2010.

The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2011 and 2010 are as follows:

(Dollars in millions)	2011	2010
Balance as of January 1	$1,136	$1,072
Warranties and performance guarantees issued	370	310
Settlements made	(333)	(271)
Other	315	(6)

Balance as of September 30	$1,488	$1,105

The increase reflected in “Other” in the above table primarily reflects the impact of finalizing purchase accounting on the recent acquisition of Clipper.

Note 12: Collaborative Arrangements

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which costs, sales and risks are shared. Sales generated from engine programs, spare parts, and aftermarket business under collaboration arrangements are recorded as earned in our financial statements. Amounts attributable to our collaborative partners for their share of sales are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement of the collaborators’ share of program costs is recorded as a reduction of the related expense item at that time. As of September 30, 2011, the collaborators’ interests in all commercial engine programs ranged from 12% to 48%. Pratt & Whitney directs those programs and is the principal participant in all existing collaborative arrangements. There are no individually significant collaborative arrangements, and none of the individual partners’ shares exceed 31% of an individual program.

On October 12, 2011, Pratt & Whitney and Rolls-Royce announced a restructure of their participation in IAE and an agreement to form a new venture to develop engines to power future mid-size aircraft. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

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

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $90 million (including interest through September 2011). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims, which is pending.

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

Note 14: Segment Financial Data

Our operations are classified into six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. On September 28, 2011, we announced a new organizational structure that will allow us to better serve customers through greater integration across product lines. This new structure will combine Carrier and UTC Fire & Security into a new segment called UTC Climate, Controls & Security Systems. Carrier and UTC Fire & Security will continue to report financial and operational results separately through the remainder of 2011. In the first quarter of 2012, Carrier and UTC Fire & Security will begin reporting as one segment. Also, as part of the new organizational structure, Pratt & Whitney and Hamilton Sundstrand will be part of a new aerospace organization, named UTC Propulsion and Aerospace Systems, but will continue to report their financial and operational results as separate segments. We will continue to report all financial and operational results under the six principal segments noted above for the remainder of 2011, consistent with how business operations are currently reviewed for decision making purposes, resource allocation and performance assessment.

Results for the quarters and nine months ended September 30, 2011 and 2010 are as follows:

Quarter Ended September 30,	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Otis	$3,262	$2,908	$731	$678	22.4%	23.3%
Carrier	3,175	2,936	422	380	13.3%	12.9%
UTC Fire & Security	1,746	1,657	194	187	11.1%	11.3%
Pratt & Whitney	3,251	3,230	535	547	16.5%	16.9%
Hamilton Sundstrand	1,531	1,420	282	255	18.4%	18.0%
Sikorsky	1,877	1,547	215	163	11.5%	10.5%

Total segments	14,842	13,698	2,379	2,210	16.0%	16.1%
Eliminations and other	(38)	(78)	(75)	(199)
General corporate expenses	—	—	(102)	(83)

Consolidated	$14,804	$13,620	$2,202	$1,928	14.9%	14.2%

Nine Months Ended September 30,	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Otis	$9,226	$8,472	$2,104	$1,915	22.8%	22.6%
Carrier	9,334	8,496	1,190	852	12.7%	10.0%
UTC Fire & Security	5,120	4,687	562	478	11.0%	10.2%
Pratt & Whitney	9,798	9,350	1,460	1,505	14.9%	16.1%
Hamilton Sundstrand	4,503	4,125	793	680	17.6%	16.5%
Sikorsky	5,245	4,597	633	477	12.1%	10.4%

Total segments	43,226	39,727	6,742	5,907	15.6%	14.9%
Eliminations and other	(2)	(265)	(246)	(321)
General corporate expenses	—	—	(295)	(253)

Consolidated	$43,224	$39,462	$6,201	$5,333	14.3%	13.5%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.

Note 15: Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This ASU is not expected to have an impact on our financial statements or disclosures as there are presently no recurring Level 3 fair value measurements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We will adopt the provisions of this ASU in the first quarter 2012.

In September 2011, the FASB issued ASU No. 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.” This ASU requires all nongovernmental entities that participate in multiemployer plans to provide additional qualitative and quantitative disclosures about financial obligations, risks and commitments, as well as the level of participation in multiemployer plans. The amendments in this ASU require employers to disclose detailed information about significant multiemployer plans, including contributions made to the plans, financial health and funded status of the plans, and expiration of collective-bargaining agreements that require contributions to the plans. To the extent available, additional disclosures are also pertinent to the foreign multiemployer plans. The provisions of this ASU will be applied retrospectively for annual periods ending after December 15, 2011. Early application is permitted. We are currently evaluating the impact of this new ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and nine months ended September 30, 2011 and 2010, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 24, 2011, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries (the “Corporation”) as of September 30, 2011, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2011 and 2010 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2011 and 2010. This interim financial information is the responsibility of the Corporation’s management.

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

October 24, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations are classified into six principal business segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis, Carrier and UTC Fire & Security are collectively referred to as the “commercial businesses,” while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses.” On September 28, 2011, we announced a new organizational structure that will allow us to better serve customers through greater integration across product lines. This new structure will combine Carrier and UTC Fire & Security into a new segment called UTC Climate, Controls & Security Systems. Carrier and UTC Fire & Security will continue to report financial and operational results separately through the remainder of 2011. In the first quarter of 2012, Carrier and UTC Fire & Security will begin reporting as one segment. Also, as part of the new organizational structure, Pratt & Whitney and Hamilton Sundstrand will be part of a new aerospace organization, named UTC Propulsion and Aerospace Systems, but will continue to report their financial and operational results as separate segments. We will continue to report all financial and operational results under the six principal segments noted above for the remainder of 2011, consistent with how business operations are currently reviewed for decision making purposes, resource allocation and performance assessment. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. We previously reported “Other income, net,” which included “Interest income,” as a component of “Revenues.” “Other income, net,” excluding “Interest income,” is now reflected separately, while “Interest income” is now netted with “Interest expense” for financial statement presentation. The current status of significant factors impacting our business environment in 2011 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report, which is incorporated by reference in our 2010 Form 10-K.

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

Although the global economy improved as compared with 2010, signs of recovery experienced earlier in 2011 have lost momentum, reflecting concerns about the deepening sovereign debt crisis in Europe and the political climate in Washington, D.C. As a result of persistent high unemployment in the United States (U.S.) and Europe, a weak U.S. housing sector, deficit reduction plans in the U.S., and the European sovereign debt and banking crisis, growth outlook for the developed economies was lowered. Although economies in China, India and Brazil are showing signs of slowing down, they are still delivering growth rates well above those of the developed economies and order rates for our businesses in emerging markets remain very strong. With a slower growth outlook, we are taking preemptive steps to position the business to grow earnings next year by further reducing operating costs even as we continue to invest in product launches and growth markets. As a result, we are increasing our 2011 full year restructuring cost estimate from $200 million to more than $300 million.

Notwithstanding these slowing economic conditions, we continue to see sales and order rate growth consistent with our full year expectations for most of our businesses. Consolidated net sales increased 9% in the third quarter of 2011, as compared to the same period of 2010. This reflects organic sales growth (6%) and the benefit from foreign currency translation (4%), partially offset by the impact from net dispositions (1%), as further discussed below within “Results of Continuing Operations.” Consolidated operating profit increased 14% in the third quarter of 2011, as compared with the same period of 2010. This year-over-year improvement reflects an increase in operational profit (2%), driven by higher volumes. Within this 2% operational profit growth, higher research and development, net commodity, and warranty related costs (combined 6%) partially offset the benefit from higher volumes. The benefit from favorable foreign exchange (3%) and non-recurring items (13%) was partially offset by higher year-over-year restructuring costs (1%) and the net year-over-year impact from business divestiture activity (3%).

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

Within the Otis segment, sales increased 12% in the third quarter of 2011, compared with the same period of 2010, including the favorable impact of foreign currency translation (7%). Organic sales growth of 4% reflects an increase in new equipment sales and continued growth in contractual maintenance and repair volume. New equipment orders in the third quarter of 2011 increased 19% (including 7% attributable to foreign exchange) compared with the same period of 2010, driven principally by order growth in China, Russia, India, Brazil and Saudi Arabia. Pricing remained under pressure in most markets.

Organic sales growth of 9% in the third quarter of 2011 at Carrier was driven largely by continued strength in their transport refrigeration business and growth in emerging markets. As expected, the organic growth rate in the transport refrigeration business has moderated in the third quarter of 2011, compared with the first half of 2011 which benefited from higher container replacement demand. Further, new equipment orders for commercial HVAC grew 11% (including favorable foreign exchange of 4%), in the third quarter of 2011, compared with the same period of 2010, driven by emerging markets and a push for more energy efficient products, and U.S. residential HVAC orders grew 6%, however customers are opting for lower featured, lower efficiency products.

UTC Fire & Security experienced 2% organic sales growth in the third quarter of 2011, led by growth within the products businesses, while the service and install businesses declined due to continuing softness in the U.K. and Americas businesses. Third quarter organic order rates at UTC Fire & Security were flat year-over-year, although backlog continues to be strong and is up approximately 15% organically both year-over-year and from the beginning of the year.

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

The commercial airline industry rebounded in 2010 and remained generally strong through the first nine months of 2011. Airline capacity discipline and steady airline traffic levels are expected to result in another profitable year for most airlines. Additionally, large airframe manufacturers have announced increases in their build rates driven by emerging market demand and replacement of older, less fuel efficient fleets. Commercial aerospace spares orders at Pratt & Whitney’s large commercial engine business increased 3%, building on a 35% increase in the third quarter of 2010 due to a rebound from the weak economic conditions experienced in 2009. Hamilton Sundstrand commercial aerospace spares orders grew 24% in the third quarter of 2011, as compared with the same period of 2010, driven by orders received in support of the Boeing 787 entry into service. These increases in order rates have led to an increase in commercial aerospace aftermarket volume at both Pratt & Whitney and Hamilton Sundstrand. Accordingly, consolidated commercial aerospace aftermarket sales, including Sikorsky, increased 11% in the third quarter of 2011, as compared with the same period of 2010.

Total sales at Sikorsky increased 21% in the third quarter of 2011, as compared to the same period of 2010, driven by higher international military aircraft shipments and aftermarket support activity. Sikorsky continued to benefit from U.S. government spending, although deficit reduction measures by the U.S. government are expected to pressure the U.S. Department of Defense budget in coming years, resulting in a decline in U.S. Department of Defense spending. Notwithstanding these expected pressures, Sikorsky’s military backlog remains very strong. Sikorsky also continues to pursue significant international aircraft campaigns.

Acquisition and Disposition Activity

Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved.

During the first nine months of 2011, our investment in business acquisitions was $229 million, and consisted primarily of a number of smaller acquisitions in both our commercial and aerospace businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity in the first nine months of 2011, goodwill increased $363 million, primarily related to the finalization of purchase accounting associated with the December 2010 acquisition of Clipper Windpower Plc (Clipper).

On September 21, 2011, we announced that we entered into an agreement to acquire Goodrich Corporation (Goodrich), a global supplier of systems and services to the aerospace and defense industry with 2010 sales of $7 billion. Under the terms of the agreement, Goodrich shareholders will receive $127.50 in cash for each share of Goodrich common stock they own at the time of the closing of the transaction. This equates to a total current enterprise value of $18.4 billion, including $1.9 billion in net debt to be assumed. Of the total $16.5 billion required, we expect to finance the transaction through a combination of debt and equity issuances, with the equity component expected to approximate 25% of the total financing (other than the amount of net debt assumed). The transaction is subject to customary closing conditions, including regulatory and Goodrich shareholder approval. We expect that this acquisition will close in mid-2012. Goodrich products include aircraft nacelles and interior systems, actuation and landing systems, and electronic systems. Once the acquisition is complete, Goodrich and Hamilton Sundstrand will be combined to form a new segment named UTC Aerospace Systems. It is expected that the increased scale, financial strength and complementary products of the new combined business will strengthen our position in the aerospace and defense industry. Further, this acquisition will enhance our ability to support our customers with more integrated systems.

On October 12, 2011, Pratt & Whitney and Rolls-Royce announced a restructure of their participation in IAE International Aero Engines AG (IAE), which produces the V2500 engine for the A320 family of aircraft. Under the terms of the agreement, Rolls-Royce will sell its equity and program shares in IAE and license its V2500 intellectual property in IAE to Pratt & Whitney for $1.5 billion and an agreed payment for each hour flown by the current installed fleet of V2500-powered aircraft during the fifteen year period following completion of the transaction. These licensing rights will be perpetual, worldwide, and permit Pratt & Whitney to sublicense, as necessary. The acquisition of the additional shares in IAE will give Pratt & Whitney a controlling interest with 66% ownership. Pratt & Whitney intends to offer a portion of its interests to the remaining IAE partners MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC). Upon closing, we anticipate Pratt & Whitney will begin consolidating IAE. The acquisition of the collaboration rights and intellectual property licenses will be reflected as intangible assets and amortized in relation to the economic benefits received over the projected remaining life of the V2500 program.

Pratt & Whitney and Rolls-Royce also announced an agreement to form a new venture to develop engines to power future new mid-size aircraft (120 – 230 passenger aircraft). The two companies will establish a joint venture company, in which each will hold an equal share, to develop new engines for the next generation of mid-size aircraft. This new joint venture will focus on high-bypass ratio geared turbofan technology. In addition, the venture will collaborate on future studies for next generation propulsion systems. These announced transactions with Rolls-Royce are subject to various closing conditions, including regulatory approvals and are expected to close in mid-2012.

We now expect to invest less than $500 million in acquisitions in 2011, including those investments completed during the first nine months of 2011, although this will depend upon the timing, availability and the appropriate value of potential acquisition opportunities.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2010 Annual Report, incorporated by reference in our 2010 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of 2011.

RESULTS OF CONTINUING OPERATIONS

Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Net Sales	$14,804	$13,620	$43,224	$39,462
Percentage change year-over-year	8.7%	3.3%	9.5%	2.6%

The 9% increase in net sales for the third quarter of 2011, as compared with the same period of 2010, reflects organic sales growth (6%) and the beneficial impact of foreign currency translation (4%), partially offset by the impact of net dispositions (1%). During the third quarter of 2011, all six business segments experienced organic sales growth, led by Sikorsky (21%) and Carrier (9%). The organic growth at Sikorsky was driven by higher international military aircraft shipments and aftermarket support, while Carrier’s organic growth was driven primarily by continued strength in the transport refrigeration business and growth in emerging markets, although the growth rate in the transport refrigeration markets has moderated. Growth at Otis was driven by a net overall increase in new equipment sales, primarily in China and Russia, while service sales increased from continued growth in contractual maintenance and repair volume. Organic sales at UTC Fire & Security reflected growth in the products business, partially offset by a decline in the service and install business as a result of continuing softness in the U.K. and Americas businesses. At Pratt & Whitney, sales from higher aftermarket and increased large commercial engine deliveries were partially offset, as expected, by fewer military engine deliveries, and net unfavorable foreign currency at Pratt & Whitney Canada (P&WC). Hamilton Sundstrand’s sales growth continues to be led by the aerospace aftermarket and industrials businesses as commercial aerospace spares sales were up more than 30% as compared to the same period of 2010.

The 10% increase in net sales for the first nine months of 2011, as compared with the same period of 2010, reflects organic sales growth (7%) and the beneficial impact of foreign currency translation (3%). Similar to the third quarter of 2011, all six business segments experienced organic sales growth for the first nine months of 2011, led by Sikorsky (13%) and Carrier (12%). The organic growth at Carrier was driven primarily by the transport refrigeration markets, while Sikorsky’s organic growth reflects higher sales driven by increased international development aircraft and higher aftermarket volumes. Higher commercial aerospace aftermarket sales volumes led the organic growth at both Pratt & Whitney and Hamilton Sundstrand in the first nine months of 2011.

Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Cost of products sold	$7,935	$7,124	$22,986	$20,949
Percentage of product sales	75.2%	72.9%	74.8%	74.5%
Cost of services sold	$2,821	$2,543	$8,316	$7,465
Percentage of service sales	66.4%	66.1%	66.5%	65.8%
Total cost of products and services sold	$10,756	$9,667	$31,302	$28,414
Percentage change year-over-year	11.3%	(1.7)%	10.2%	(0.5)%

The factors contributing to the total percentage change year-over-year for the quarter and nine months ended September 30, 2011 in total cost of products and services sold are as follows:

	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011
Organic volume	8%	8%
Foreign currency translation	4%	3%
Acquisitions and divestitures, net	(1)%	—
Other	—	(1)%

Total % Change	11%	10%

For the third quarter of 2011, total cost of products and services sold grew 8% organically reflecting the impact from organic sales growth (6%), higher gross commodity costs (1%), the impact from increased sales of lower margin product, and higher warranty and related operational costs. The year-over-year increase in cost of products sold, as a percentage of product sales, reflects the impact from increased sales of lower margin product, higher commodity costs, and warranty and related operational costs.

For the first nine months of 2011 total cost of products and services sold grew 8% organically reflecting the impact from organic sales growth (7%) and higher gross commodity costs (1%). The year-over-year increase in cost of services sold, as a percentage of service sales, was primarily attributable to the timing of long-term aerospace service contracts.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Gross margin	$4,048	$3,953	$11,922	$11,048
Percentage of net sales	27.3%	29.0%	27.6%	28.0%

The 170 basis point decrease in gross margin as a percentage of sales for the third quarter of 2011, as compared to the same period of 2010, reflects the adverse impact of increased sales of lower margin products. The decrease also reflects the adverse impact of higher net commodity costs (approximately 30 basis points) and increased warranty related charges (approximately 15 basis points) at Hamilton Sundstrand. These adverse impacts were partially offset by the continued focus on cost reduction and savings from previously initiated restructuring actions.

The 40 basis point decrease in gross margin as a percentage of sales for the first nine months of 2011, as compared to the same period of 2010, reflects the adverse impact of higher net commodity costs (approximately 30 basis points) and the adverse impact of increased sales of lower margin products. This decrease was partially offset by the absence of approximately $86 million of asset impairment charges recorded in the second quarter of 2010 at Carrier and Hamilton Sundstrand.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Company-funded	$495	$433	$1,506	$1,289
Percentage of net sales	3.3%	3.2%	3.5%	3.3%
Customer-funded	$490	$450	$1,339	$1,427
Percentage of net sales	3.3%	3.3%	3.1%	3.6%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development in both the quarter ended and the first nine months of 2011, as compared to the same periods of 2010, primarily reflects an increase at Pratt & Whitney to further advance the development of multiple geared turbo fan platforms, partially offset by a net decline at Hamilton Sundstrand led by lower expenditures on the Boeing 787 program. The amount of company-funded research and development for the full year 2011 is expected to increase at least $275 million, as compared with 2010, as we ramp up multiple next generation aerospace platforms.

The increase in customer-funded research and development in the third quarter of 2011 reflects increases at both Pratt & Whitney and Hamilton Sundstrand primarily as a result of an increase in commercial aerospace programs. The decrease in the first nine months of 2011, compared to the same periods of 2010, was primarily driven by a decrease at Pratt & Whitney related to a reduction in development spending on the Joint Strike Fighter engine program.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Selling, general and administrative expenses	$1,578	$1,478	$4,765	$4,393
Percentage of net sales	10.7%	10.9%	11.0%	11.1%

The increase in selling, general and administrative expenses in the third quarter of 2011, as compared to the same period of 2010, was due primarily to the impact of adverse foreign exchange translation, higher pension related costs, and acquisitions completed over the preceding twelve months, including the acquisition of Clipper in December 2010. As a percentage of sales, the 20 basis point year-over-year decrease primarily reflects the beneficial impact from increased sales, Carrier’s ongoing portfolio transformation and other cost reduction activities.

The increase in selling, general and administrative expenses in the first nine months of 2011, as compared to the same period of 2010, was due primarily to the impact of acquisitions completed over the preceding twelve months, including the acquisition of the GE Security business in March 2010 and the acquisition of Clipper in December 2010, adverse foreign exchange translation, and higher pension related costs, partially offset by lower year-over-year restructuring costs. As a percentage of sales, the 10 basis point year-over-year decrease primarily reflects the beneficial impact from increased sales, Carrier’s ongoing portfolio transformation and the impact of lower year-over-year restructuring costs, partially offset by the impact from recent acquisitions.

Other Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Other income (expense), net	$227	$(114)	$550	$(33)

Other income (expense), net includes the operational impact of equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year change in other income (expense), net in the third quarter of 2011, as compared with the same period of 2010, largely reflects the absence of an approximately $159 million other-than-temporary impairment charge on our investment in Clipper and an approximately $60 million increase in joint venture income, led by Carrier, including the absence of an approximately $30 million valuation charge at Carrier reflected within equity income related to an unconsolidated foreign venture recorded in the third quarter of 2010. Also contributing to the year-over-year change is an approximately $41 million gain recognized at Pratt & Whitney from the sale of an investment, gains from the sale of real estate at Otis, the impact from the favorable resolution of litigation matters, and the absence of charges related to the early redemption of long-term debt in the third quarter of 2010. These increases were partially offset by approximately $35 million of acquisition costs and associated financing commitment fees recorded in the third quarter of 2011 related to the pending acquisition of Goodrich and an approximately $20 million other-than-temporary impairment charge on an equity investment at UTC Fire & Security.

Similarly, the year-over-year change in other income (expense), net in the first nine months of 2011, as compared with the same period of 2010, reflects the impact of the items noted above in the third quarter as well as transactions from prior quarters, including a gain of approximately $73 million recognized in the second quarter of 2011 at Sikorsky from the contribution of a business into a new venture in the United Arab Emirates, and gains in the first quarter of 2011 at Pratt & Whitney and UTC Fire & Security (combined $30 million). The gain at Pratt & Whitney resulted from the sale of an equity interest in a venture and the gain at UTC Fire & Security related to the disposition of the U.K. Guarding business. The year-over-year change also includes an approximately $125 million increase in joint venture income, led by Carrier, including the absence of an approximately $30 million valuation charge at Carrier recorded in the third quarter of 2010 as noted above, approximately $25 million from the favorable resolution of litigation at UTC Fire & Security, and the absence of charges related to the early redemption of long-term debt in the third quarter of 2010.

Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Interest expense	$166	$182	$497	$560
Interest income	(28)	(21)	(69)	(79)

Interest expense, net	$138	$161	$428	$481

Average interest expense rate	5.4%	5.4%	5.5%	5.6%

The decrease in interest expense, net in both the third quarter and first nine months of 2011, as compared with the same periods of 2010, was led by the impact from lower average long-term debt balances and lower average interest expense rates year-over-year. Interest expense also reflects the low cost associated with our commercial paper borrowings. The decline in interest income in the first nine months of 2011, as compared with the same periods of 2010, reflects the absence of a favorable pre-tax interest adjustment of approximately $24 million associated with the resolution of an uncertain tax item in the second quarter of 2010, partially offset by higher interest income on short-term investments.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Effective tax rate	31.1%	26.5%	31.5%	28.7%

The increase in the effective tax rate for the quarter ended September 30, 2011, as compared to the same period of 2010, primarily reflects the impact of 2010 U.S. tax legislation changes. This increase is partially offset by the favorable tax impact of $17 million related to a U.K. tax rate reduction enacted in July 2011. The effective tax rate for quarter ended September 30, 2010 reflects a $102 million tax benefit associated with the repatriation of high-taxed dividends. This benefit was partially offset by the non-deductibility of impairment charges, primarily driven by a $159 million other-than-temporary impairment charge on our Clipper investment.

The effective tax rate for the nine months ended September 30, 2011 increased as compared to the same period of 2010, primarily as a result of the third quarter tax changes noted above. The effective tax rate for the nine months ended September 30, 2010 reflects the adverse impact from the health care legislation related to the Medicare Part D program in the first quarter of 2010, the tax effects of asset impairment charges in the second quarter of 2010 and the impact from items disclosed above that were recorded in the quarter ended September 30, 2010.

We expect our effective income tax rate for the quarter ended December 31, 2011 to be approximately 28%, before the refund claims referenced in Note 5 to the Condensed Consolidated Financial Statements or any other non-recurring pre-tax items. As a result, we expect our full year annual effective income tax rate in 2011 to be approximately 30.5%.

Net Income and Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2011	2010	2011	2010
Net income	$1,421	$1,299	$3,952	$3,458
Less: Noncontrolling interest in subsidiaries’ earnings	97	101	298	284

Net income attributable to common shareowners	$1,324	$1,198	$3,654	$3,174

Diluted earnings per share	$1.47	$1.30	$4.02	$3.43

Diluted earnings per share for the third quarter of 2011 includes $.06 per share of restructuring charges, partially offset by $.04 per share benefit from net non-recurring items. The results for the third quarter of 2010 included a net charge for restructuring and non-recurring items of $.09 per share. For the first nine months of 2011, diluted earnings per share includes a charge for restructuring and net non-recurring items of $.05 per share compared with a $.26 per share net charge for the same period of 2010.

The impact of foreign currency generated a benefit of $.04 and $.11 per diluted share on our operational performance in the third quarter and first nine months of 2011, respectively. This year-over-year impact also includes the net adverse foreign currency translation impact at P&WC. At P&WC, the weakness of the U.S. dollar in the third quarter of 2011 generated an adverse foreign currency translation impact as the majority of P&WC’s sales are denominated in U.S. dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. As a result of hedging programs currently in place, P&WC’s 2011 full year operating results are expected to include a net adverse impact of foreign currency translation and hedging of approximately $75 million, of which approximately $35 million has impacted our operating results in the first nine months of 2011. For additional discussion of hedging, refer to Note 8 to the Condensed Consolidated Financial Statements.

Restructuring Costs

During the first nine months of 2011, we recorded net pre-tax restructuring costs totaling $188 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$47
Carrier	37
UTC Fire & Security	29
Pratt & Whitney	48
Hamilton Sundstrand	10
Sikorsky	16
Eliminations and other	1

Total	$188

The net costs included $121 million recorded in cost of sales, $65 million in selling, general and administrative expenses and $2 million in other income, net. As described below, these costs primarily relate to actions initiated during 2011 and 2010.

2011 Actions. During the first nine months of 2011, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $150 million as follows: Otis $48 million, Carrier $20 million, UTC Fire & Security $21 million, Pratt & Whitney $36 million, Hamilton Sundstrand $8 million, Sikorsky $16 million, and Eliminations and other $1 million. The charges included $88 million in cost of sales, $60 million in selling, general and administrative expenses and $2 million in other income, net. These costs include $136 million for severance and related employee termination costs, $3 million for asset write-downs and $11 million for facility exit, lease termination costs and other related costs.

We expect the 2011 actions that were initiated in the first nine months to result in net workforce reductions of approximately 2,800 hourly and salaried employees, the exiting of approximately 540,000 net square feet and the disposal of assets associated with exited facilities. As of September 30, 2011, we have completed net workforce reductions of approximately 1,300 employees and 10,000 net square feet have been exited. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2011 and 2012. Approximately 85% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first nine months of 2011, we had cash outflows of approximately $44 million related to the 2011 actions. We expect to incur additional restructuring costs of $88 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $175 million annually.

2010 Actions. During the first nine months of 2011, we recorded net pre-tax restructuring costs totaling $40 million for restructuring actions initiated in 2010. The 2010 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded the charges for the first nine months of 2011 as follows: Otis $1 million, Carrier $18 million, UTC Fire & Security $13 million, Pratt & Whitney $6 million, and Hamilton Sundstrand $2 million. The charges included $27 million in cost of sales and $13 million in selling, general and administrative expenses. Those costs included $9 million for severance and related employee termination costs, $6 million for asset write-downs and $25 million for facility exit, lease termination costs and other related costs.

We expect the 2010 actions to result in net workforce reductions of approximately 5,000 hourly and salaried employees, the exiting of approximately 3.9 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2011, we completed net workforce reductions of approximately 4,000 employees and exited approximately 800,000 net square feet of facilities. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2011 and 2012. Approximately 80% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first nine months of 2011, we had cash outflows of approximately $175 million related to the 2010 actions. We expect to incur additional restructuring costs of $46 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $350 million annually.

Additional 2011 Actions. We expect to initiate additional restructuring actions during the remainder of 2011. Including trailing costs related to previously initiated actions, we now expect full year 2011 restructuring costs to exceed $300 million, including the $188 million of charges incurred during the first nine months of 2011. The expected adverse impact on full year earnings in 2011 from anticipated restructuring costs is expected to be offset by the beneficial impact from net non-recurring items. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. On September 28, 2011, we announced a new organizational structure that will allow us to better serve customers through greater integration across product lines. This new structure will combine Carrier and UTC Fire & Security into a new segment called UTC Climate, Controls & Security Systems. Carrier and UTC Fire & Security will continue to report financial and operational results separately through the remainder of 2011. In the first quarter of 2012, Carrier and UTC Fire & Security will begin reporting as one segment. Also, as part of the new organizational structure, Pratt & Whitney and Hamilton Sundstrand will be part of a new aerospace organization, named UTC Propulsion and Aerospace Systems, but will continue to report their financial and operational results as separate segments. We will continue to report all financial and operational results under the six principal segments noted above for the remainder of 2011, consistent with how business operations are currently reviewed for decision making purposes, resource allocation and performance assessment. Adjustments to reconcile segment reporting to the consolidated results for the quarters and nine months ended September 30, 2011 and 2010 are included in “Eliminations and other” below, which also includes certain smaller subsidiaries.

Results for the quarters ended September 30, 2011 and 2010 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Otis	$3,262	$2,908	$731	$678	22.4%	23.3%
Carrier	3,175	2,936	422	380	13.3%	12.9%
UTC Fire & Security	1,746	1,657	194	187	11.1%	11.3%
Pratt & Whitney	3,251	3,230	535	547	16.5%	16.9%
Hamilton Sundstrand	1,531	1,420	282	255	18.4%	18.0%
Sikorsky	1,877	1,547	215	163	11.5%	10.5%

Total segments	14,842	13,698	2,379	2,210	16.0%	16.1%
Eliminations and other	(38)	(78)	(75)	(199)
General corporate expenses	—	—	(102)	(83)

Consolidated	$14,804	$13,620	$2,202	$1,928	14.9%	14.2%

Third quarter 2011 and 2010 restructuring costs included in consolidated operating profit totaled $85 million and $58 million, respectively, as follows:

	Quarter Ended September 30,
(Dollars in millions)	2011	2010
Otis	$41	$12
Carrier	8	(1)
UTC Fire & Security	13	24
Pratt & Whitney	6	13
Hamilton Sundstrand	4	2
Sikorsky	13	7
Eliminations and other	—	1

Total	$85	$58

Results for the nine months ended September 30, 2011 and 2010 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Otis	$9,226	$8,472	$2,104	$1,915	22.8%	22.6%
Carrier	9,334	8,496	1,190	852	12.7%	10.0%
UTC Fire & Security	5,120	4,687	562	478	11.0%	10.2%
Pratt & Whitney	9,798	9,350	1,460	1,505	14.9%	16.1%
Hamilton Sundstrand	4,503	4,125	793	680	17.6%	16.5%
Sikorsky	5,245	4,597	633	477	12.1%	10.4%

Total segments	43,226	39,727	6,742	5,907	15.6%	14.9%
Eliminations and other	(2)	(265)	(246)	(321)
General corporate expenses	—	—	(295)	(253)

Consolidated	$43,224	$39,462	$6,201	$5,333	14.3%	13.5%

For the first nine months of 2011 and 2010, restructuring costs included in consolidated operating profit totaled $188 million and $210 million, respectively, as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
Otis	$47	$40
Carrier	37	32
UTC Fire & Security	29	53
Pratt & Whitney	48	48
Hamilton Sundstrand	10	11
Sikorsky	16	14
Eliminations and other	1	12

Total	$188	$210

The tables and segment discussions that follow address the factors that contributed to the year-over-year changes in net sales and operating profits:

Otis –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales / Operational operating profit	4%	1%	2%	2%
Foreign currency translation	7%	8%	6%	7%
Acquisitions and divestitures, net	1%	—	1%	—
Restructuring costs	—	(4)%	—	—
Other	—	3%	—	1%

Total % change	12%	8%	9%	10%

Quarter ended September 30, 2011 Compared with Quarter ended September 30, 2010

Sales increased $354 million (12%) in the third quarter of 2011, compared with the same period of 2010. The organic sales increase in the quarter was led by strong new equipment sales primarily in China and Russia (5% combined), partially offset by declines in new equipment sales in North America (1%). Service sales also increased in the quarter with continued growth in contractual maintenance and repairs led by North and South America.

Operating profits increased $53 million (8%) in the third quarter of 2011, compared with the same period of 2010. Operational profit improvement in the quarter was due to benefits from higher volume, partially offset by the unfavorable impact of new equipment pricing and higher commodity costs. The 3% contributed by “Other” in the third quarter of 2011 primarily reflects gains from the sale of real estate.

Nine months ended September 30, 2011 Compared with Nine months ended September 30, 2010

Sales increased $754 million (9%) in the first nine months of 2011, compared with the same period of 2010. The organic sales increase in the period was due to higher new equipment sales in China and Russia (combined 3%), partially offset by declines in North America (1%). Also contributing to the increase in organic sales was an increase in contractual maintenance across all regions and repair volume primarily in North America.

Operating profits increased $189 million (10%) in the first nine months of 2011, compared with the same period of 2010. Operational profit improvement in the period was due to benefits from higher volume partially offset by new equipment pricing and the impact of higher commodity costs.

Carrier –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales / Operational operating profit	9%	3%	12%	30%
Foreign currency translation	4%	3%	3%	4%
Acquisitions and divestitures, net	(5)%	(2)%	(5)%	(3)%
Restructuring costs	—	(2)%	—	(1)%
Other	—	9%	—	10%

Total % change	8%	11%	10%	40%

Quarter ended September 30, 2011 Compared with Quarter ended September 30, 2010

Sales increased $239 million (8%) in the third quarter of 2011, compared with the same period of 2010. Organic sales growth of 9% was driven primarily by continued strength in the transport refrigeration business and growth in emerging markets, although as expected the growth rate in the transport refrigeration business has moderated in the third quarter of 2011. The 5% decrease in “Acquisitions and divestitures, net” reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months.

Operating profit increased $42 million (11%) in the third quarter of 2011, compared with the same period of 2010. The operational profit improvement of 3% was driven by solid conversion on higher organic sales growth and continued good performance in Carrier’s foreign ventures. This was partially offset by an unfavorable sales mix in the North America HVAC business and higher net commodity costs (9%). The 9% increase in “Other” reflects the net year-over-year impact of transactions associated with Carrier’s ongoing portfolio transformation and the absence of an approximately $30 million valuation allowance charge reflected within equity income at an unconsolidated foreign venture recorded in 2010.

Nine months ended September 30, 2011 Compared with Nine months ended September 30, 2010

Sales increased $838 million (10%) in the first nine months of 2011, compared with the same period of 2010. Organic sales growth of 12% was driven primarily by improvements in the transport refrigeration business. The 5% decrease in “Acquisitions and divestitures, net” reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months.

Operating profit increased $338 million (40%) in the first nine months of 2011, compared with the same period of 2010. Operational profit improvement of 30% was driven by strong conversion on organic sales growth, particularly in the higher margin transport refrigeration business, and earnings improvement in Carrier’s Japan joint venture (5%). This was partly offset by higher net commodity costs (12%). The 10% increase in “Other” primarily reflects the net year-over-year impact of items associated with Carrier’s ongoing portfolio transformation. Included in “Other” is the absence of an asset impairment charge of approximately $58 million associated with the disposition of a business, partially offset by a gain on the sale of another business, both of which were recorded in the second quarter of 2010. Also included within “Other” is the absence of an approximately $30 million valuation allowance charge reflected within equity income related to an unconsolidated foreign venture recorded in the third quarter of 2010.

UTC Fire & Security –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales / Operational operating profit	2%	(2)%	3%	(1)%
Foreign currency translation	6%	6%	5%	6%
Acquisitions and divestitures, net	(2)%	(1)%	2%	1%
Restructuring costs	—	6%	—	5%
Other	(1)%	(5)%	(1)%	7%

Total % change	5%	4%	9%	18%

Quarter ended September 30, 2011 Compared with Quarter ended September 30, 2010

Sales increased $89 million (5%) in the third quarter of 2011, compared with the same period of 2010. The 2% organic sales growth reflects an increase in the products businesses (3%) while the service and install businesses declined (1%). Geographically, the organic growth was driven by stronger volume in the U.S. product businesses, partially offset by declines in the service and install businesses, particularly as a result of continuing market weakness in the U.K. The decrease contributed by “Acquisitions and divestitures, net” in the third quarter of 2011 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months, led entirely by the divestiture in March 2011 of the U.K. Guarding business.

Operating profits increased $7 million (4%) in the third quarter of 2011, as compared with the same period of 2010. The operational profit decrease reflects lower profits in the U.K. as a result of continuing productivity challenges and a very soft market in the U.K., partially offset by the benefits from higher overall sales volume within the products businesses. The decrease contributed by “Acquisitions and divestitures, net” in the third quarter of 2011 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months, led entirely by the divestiture in March 2011 of the U.K. Guarding business. The 5% decrease in “Other” primarily reflects a $20 million other-than-temporary impairment charge recorded on an equity investment in Asia, partially offset by the favorable settlement of litigation.

Nine months ended September 30, 2011 Compared with Nine months ended September 30, 2010

Sales increased $433 million (9%) in the first nine months of 2011, compared with the same period of 2010. The 3% organic sales growth reflects growth in the products businesses while the service and install businesses were flat. Geographically, the organic growth was driven by stronger volume in the products businesses, partially offset by declines in the U.K. and U.S. service and install businesses as a result of weak market conditions. The increase contributed by “Acquisitions and divestitures, net” in the first nine months of 2011 reflects the net year-over-year impact from acquisitions and divestitures completed in the preceding twelve months.

Operating profits increased $84 million (18%) for the first nine months of 2011, compared with the same period of 2010. The operational profit decrease reflects lower results in the U.K. due to lower sales and productivity challenges, partially offset by the benefits of higher overall sales volume within the products businesses and restructuring savings. The 7% increase contributed by “Other” primarily reflects the favorable resolution of litigation combined with the gain in the first quarter of 2011 on the disposition of the U.K. Guarding business, partially offset by a $20 million other-than-temporary impairment charged recorded on an equity investment in Asia.

Pratt & Whitney –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales* / Operational operating profit*	3%	(6)%	6%	(4)%
Foreign currency (including P&WC net hedging)*	(2)%	(4)%	(1)%	(3)%
Acquisitions and divestitures, net	—	(1)%	—	—
Restructuring costs	—	1%	—	—
Other	—	8%	—	4%

Total % change	1%	(2)%	5%	(3)%

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

Quarter ended September 30, 2011 Compared with Quarter ended September 30, 2010

Sales increased $21 million (1%) in the third quarter of 2011, compared with the same period of 2010. Organic sales growth in the quarter primarily reflects an increase in overall aerospace aftermarket sales (7%), driven by spares, and in large commercial engine deliveries (1%). This was partially offset by the impact from fewer military engine deliveries (4%) and lower sales from both Rocketdyne and Pratt & Whitney Power Systems (combined 1%).

Operating profits decreased $12 million (2%) in the third quarter of 2011, compared with the same period of 2010. The 6% operational profit decrease primarily reflects higher research and development costs (12%), net unfavorable commercial engine mix and fewer engine deliveries from the military business (combined 9%) as well as a decline at Rocketdyne and Pratt & Whitney Power Systems (combined 3%), partially offset by the benefit from higher commercial spares and overall aftermarket volumes. The 8% contributed by “Other” primarily reflects the gain on sale of an equity investment.

Nine months ended September 30, 2011 Compared with Nine months ended September 30, 2010

Sales increased $448 million (5%) in the first nine months of 2011, compared with the same period of 2010. The organic sales growth was primarily attributable to higher commercial aerospace aftermarket volumes (9%), driven by spares, partially offset by a decline in the military engine business (3%) driven by lower military engine deliveries.

Operating profits decreased $45 million (3%) in the first nine months of 2011, compared with the same period of 2010. The operational profit decline (4%) primarily reflects higher research and development cost (14%), net unfavorable commercial engine mix and fewer engine deliveries from the military business (combined 10%), partially offset by the benefit from higher overall aerospace aftermarket volumes (20%). The 4% contributed by “Other” primarily reflects gains from the sale of equity interests in ventures through the first nine months of 2011.

Hamilton Sundstrand –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales / Operational operating profit	7%	10%	8%	11%
Foreign currency translation	2%	2%	2%	2%
Acquisitions and divestitures, net	(1)%	—	(1)%	—
Restructuring costs	—	(1)%	—	—
Other	—	—	—	4%

Total % change	8%	11%	9%	17%

Quarter ended September 30, 2011 Compared with Quarter ended September 30, 2010

Sales increased $111 million (8%) in the third quarter of 2011, compared with the same period of 2010. The organic sales growth reflects higher volumes in both the aerospace (5%) and industrial (2%) businesses. The increase within aerospace was principally attributed to higher aftermarket volume, primarily commercial spares, while OEM sales volume was relatively flat. The industrial business increase was led by the compressor business as a result of general increases in the manufacturing and energy sectors, particularly in the U.S. and Asia.

Operating profits increased $27 million (11%) in the third quarter of 2011, compared with the same period of 2010. Operational profit reflects an increase in both the aerospace (9%) and industrial (1%) businesses. The growth within aerospace reflects higher aftermarket volume, primarily commercial spares, partially offset by an adverse mix of product sales within OEM, including a reduction in military ground vehicle volumes and an increase in volume of lower margin commercial development programs. Also, operational profit growth reflects the benefit of lower research and development costs (9%) partially offset by higher warranty costs (8%). The increase within the industrials business reflects the benefit of higher volume.

Nine months ended September 30, 2011 Compared with Nine months ended September 30, 2010

Sales increased $378 million (9%) in the first nine months of 2011, compared with the same period of 2010. The organic sales growth primarily reflects volume increase in both the aerospace (6%) and industrial (2%) businesses. The increase within aerospace was driven by higher aftermarket volume (6%), primarily commercial spares. The industrial business increase was led by the compressor business as a result of general increases in the manufacturing and energy sectors, particularly in the U.S. and Asia.

Operating profits increased $113 million (17%) in the first nine months of 2011, compared with the same period of 2010. The increase in operational profit reflects an increase in both the aerospace (7%) and industrial (4%) businesses. The growth within aerospace reflects higher commercial aftermarket volume, partially offset by the adverse mix of product sales within OEM, including a reduction in military ground vehicle volumes and an increase in volume of lower margin commercial development programs. Also, operational profit growth reflects higher warranty costs (5%) partially offset by the benefit from lower research and development costs (3%). The increase within the industrial businesses reflects the benefit of higher volume and cost reduction initiatives. The increase contributed by “Other” reflects the impact from the absence of approximately $28 million of asset impairment charges recorded in the second quarter of 2010. These charges were related primarily to the disposition of an aerospace business as part of Hamilton Sundstrand’s efforts to implement low cost sourcing initiatives.

Sikorsky –

	Factors Contributing to Total % Change Year-Over-Year in:
	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	Net Sales	Operating Profits	Net Sales	Operating Profits
Organic sales / Operational operating profit	21%	36%	13%	18%
Acquisitions and divestitures, net	—	—	1%	—
Restructuring costs	—	(4)%	—	—
Other	—	—	—	15%

Total % change	21%	32%	14%	33%

Quarter ended September 30, 2011 Compared with Quarter ended September 30, 2010

Sales increased $330 million (21%) in the third quarter of 2011, as compared with the same period in 2010. The organic sales growth was primarily driven by higher international military aircraft sales and favorable configuration mix from military operations (15% combined), partially offset by the impact from lower aircraft deliveries from commercial operations (1%). The remainder of the increase in net sales was attributable to aftermarket support, driven by higher military volumes, and customer funded development programs (7% combined).

Operating profits increased $52 million (32%) in the third quarter of 2011, as compared with the same period in 2010. The operational profit improvement primarily reflects the benefit from increased aircraft deliveries and favorable contract performance and aircraft configuration mix from military operations (20% combined) and increased aftermarket support (8%), driven by higher military volumes. The remainder of the operational profit increase is primarily driven by higher volume on customer funded development and lower research and development costs.

Nine months ended September 30, 2011 Compared with Nine months ended September 30, 2010

Sales increased $648 million (14%) in the first nine months of 2011 as compared with the same period in 2010. The organic sales growth was primarily driven by higher international military aircraft sales and favorable aircraft configuration mix from military operations (10% combined), including Canadian Maritime helicopters, and an increase in aftermarket support (4%), primarily driven by higher military volume. These increases were partially offset by a decrease from commercial operations (1%) due to unfavorable aircraft configuration mix.

Operating profits increased $156 million (33%) in the first nine months of 2011 as compared to the same period in 2010. The operational profit improvement was primarily attributable to increased aftermarket support (7%), driven by higher military volumes. Operational profit also reflects the increase in military operations as higher aircraft deliveries and favorable aircraft configuration mix more than offset the adverse impact of losses associated with international military development aircraft sales (4% combined). The remainder of the operational profit increase is primarily driven by higher volume on customer funded development and lower research and development costs. The 15% increase in “Other” reflects the gain recognized on contribution of a business to a venture in the United Arab Emirates.

Eliminations and other –

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses such as UTC Power and Clipper. The year-over-year change in sales for both the third quarter and first nine months of 2011, as compared with the same period of 2010, primarily reflects the impact from the acquisition of Clipper. The year-over-year change in operating profit for the third quarter of 2011, as compared with the same period of 2010, primarily reflects the absence of the prior year $159 million other-than-temporary impairment charge on our investment in Clipper and the impact from the favorable resolution of litigation, partially offset by costs associated with the pending acquisition of Goodrich and the impact from the acquisition of Clipper. The year-over-year change in operating profit for the first nine months of 2011, as compared with the same period of 2010, primarily reflects the absence of a $159 million other-than-temporary impairment charge on our investment in Clipper partially offset by the impact of losses at Clipper, costs associated with the pending acquisition of Goodrich and higher self-insurance reserves and legal costs.

LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Cash and cash equivalents	$5,966	$4,083	$5,731
Total debt	11,364	10,289	12,302
Net debt (total debt less cash and cash equivalents)	5,398	6,206	6,571
Total equity	23,588	22,332	22,253
Total capitalization (debt plus equity)	34,952	32,621	34,555
Net capitalization (debt plus equity less cash and cash equivalents)	28,986	28,538	28,824
Debt to total capitalization	33%	32%	36%
Net debt to net capitalization	19%	22%	23%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows, which, after netting out capital expenditures, we target to equal or exceed net income attributable to common shareowners. For the full year of 2011, we expect operating cash flows less capital expenditures to exceed net income attributable to common shareowners. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, and the ability to attract long-term capital at satisfactory terms.

Although the global economy has improved as compared with 2010, most measures are pointing to a slow and uneven recovery. High unemployment and a weak housing sector in the U.S. continue to dampen consumer sentiment domestically, while concerns over European sovereign debt issues and the deficit debate in Washington, D.C. continue to plague financial markets and constrain government spending in certain countries. In light of these circumstances, we continue to assess our current business and closely monitor the impact on our customers and suppliers, and have determined that overall there has not been a significant effect on our financial position, results of operations or liquidity during the first nine months of 2011. Our domestic pension funds experienced a positive return on assets of approximately 3% during the first nine months of 2011. The continued recognition of prior pension losses and the impact of a lower discount rate, partially offset by additional funding and the positive returns experienced during 2010, are expected to increase pension expense in 2011 by approximately $150 million as compared to 2010.

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

The purchase price for our pending acquisition of Goodrich for $127.50 per share in cash equates to a total current enterprise value of $18.4 billion, including $1.9 billion in net debt to be assumed. Of the total $16.5 billion required, we expect to finance the transaction through a combination of debt and equity issuances, with the equity component expected to approximate 25% of the total financing (other than the amount of net debt assumed). To manage the cash flow and liquidity impacts of these actions, we are suspending future share repurchases until September 30, 2012, and will significantly reduce repurchases for two years thereafter. In addition, we will reduce our budgeted acquisitions spending from $2 billion per year to $1 billion for the next few years, excluding spending for our pending acquisitions of Goodrich and Rolls-Royce’s equity and program shares in IAE.

We executed a commitment letter, dated September 21, 2011, with various financial institutions that provides a 12-month commitment, subject to a 6-month extension for regulatory reasons, for a $15 billion 364-day unsecured bridge loan facility.

At September 30, 2011, we had committed revolving credit agreements from banks permitting aggregate borrowings of up to $3.0 billion under a $1.6 billion revolving credit agreement and a $1.4 billion multicurrency revolving credit agreement, which expire in November 2014 and December 2014, respectively. As of September 30, 2011, there were no borrowings under either of these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2011, our maximum commercial paper borrowing authority was $3 billion.

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

On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. Restricted cash as of September 30, 2011 was not significant. As of December 31, 2010, the amount of restricted cash was approximately $75 million, all of which was included in current assets.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.

Cash Flow - Operating Activities

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
Net cash flows provided by operating activities	$4,578	$4,230

The increase in cash generated from operating activities in the first nine months of 2011 as compared with the same period in 2010 was due largely to the increase in net income attributable to common shareowners as a result of higher sales volumes and to lower global pension cash contributions. These benefits were partially offset by higher working capital cash requirements. During the first nine months of 2011, the net increase in working capital resulted in a cash outflow of $693 million compared to a cash inflow of $31 million during the first nine months of 2010. This increase of $724 million was primarily driven by higher accounts receivable due to increased sales volumes, as well as reduced advances at Sikorsky.

The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the first nine months of 2011 and 2010 were $247 million and $699 million, respectively. During the first nine months of 2011 and 2010, we also contributed $450 and $250 million, respectively, in UTC common stock to our defined benefit pension plans. Our domestic pension plans are nearly 90% funded on a projected benefit obligation basis and we are not required to make additional contributions to our domestic pension plans through the end of 2012. Contributions to our defined benefit pension plans in 2011 are expected to meet or exceed the current funding requirements.

Cash Flow - Investing Activities

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
Net cash flows used in investing activities	$(298)	$(2,686)

The decrease in cash used in investing activities was largely a result of a decrease in acquisition activity in the first nine months of 2011, as compared with the same period of 2010. Investments in businesses in the first nine months of 2011 consisted of a number of small acquisitions in both our commercial and aerospace businesses. Investments in businesses in the first nine months of 2010 primarily reflected the acquisition of the GE Security business for approximately $1.8 billion and the acquisition of a 49.9% equity stake in Clipper for approximately $270 million. We expect total investments in businesses in 2011 to be less than $500 million, including acquisitions completed during the first nine months of 2011, however, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. Capital expenditures increased $126 million primarily at Carrier and Hamilton Sundstrand, which included expenditures related to new product launches and investment in low-cost manufacturing facilities.

Customer financing activities were a net source of cash of $43 million for the first nine months of 2011, compared to a net use of cash of $29 million for the same period in 2010. While we expect that 2011 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $2.2 billion and $2.0 billion related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms at September 30, 2011 and December 31, 2010, respectively, of which as much as $224 million may be required to be disbursed during 2011.

Cash Flow - Financing Activities

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
Net cash flows used in financing activities	$(2,410)	$(308)

The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had $1,080 million of commercial paper outstanding at September 30, 2011.

We repurchased $2.2 billion of our common stock in the first nine months of 2011, under an existing 60 million share repurchase program. Share repurchases in the first nine months of 2011 represented approximately 26.9 million shares. In addition to management’s view that the repurchase of our common stock is a beneficial investment, we also repurchase to offset the dilutive effect of the issuance of stock and options under the stock-based employee benefit programs. At September 30, 2011, management had authority to repurchase approximately 7 million shares under the previously announced share repurchase program. Our share repurchases vary depending upon various factors including the level of other investing activities. However, as a result of our pending acquisition of Goodrich, we have suspended additional share repurchases until September 30, 2012, and will significantly reduce repurchases for two years thereafter.

We paid dividends on Common Stock of $0.425 per share in the first quarter of 2011 totaling $368 million in the aggregate, $0.48 per share in the second quarter of 2011 totaling $413 million in the aggregate, and $0.48 per share in the third quarter of 2011 totaling $411 million in the aggregate. On October 12, 2011, the Board of Directors declared a dividend of $0.48 per share payable December 10, 2011 to shareowners of record at the close of business on November 18, 2011.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2010 Annual Report, incorporated by reference in our 2010 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At September 30, 2011, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as otherwise disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first nine months of 2011. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2010 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance. These include, among others, statements relating to:

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

•

in respect of our recently announced agreement to acquire Goodrich and Pratt & Whitney’s recently announced transactions with Rolls-Royce, the satisfaction of conditions precedent to, and consummation of, the proposed transactions, the timing of consummation of the proposed transactions, and the ability of the parties to secure regulatory approvals, and in the case of the Goodrich transaction, the approval of Goodrich’s shareholders, in a timely manner;

•	in respect of our recently announced agreement to acquire Goodrich, our ability to integrate the acquired operations and to realize opportunities for growth and innovation;

•	delays and disruption in delivery of materials and services from suppliers;

•	new business opportunities;

•	cost reduction efforts and restructuring costs and savings and other consequences thereof;

•	the scope, nature or impact of acquisition and divestiture activity, including integration of acquired businesses into our existing businesses;

•	the development, production, delivery, support, performance and anticipated benefits of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the outcome of legal proceedings and other contingencies;

•	future repurchases of our common stock;

•	future levels of indebtedness and capital research and development spending;

•	future availability of credit;

•	pension plan assumptions and future contributions; and

•	the effect of changes in tax, environmental and other laws and regulations or political conditions in the United States and other countries in which we operate.

All forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Form 10-Q includes important information as to factors that may cause actual results to vary materially from those stated in the forward-looking statements. See the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Continuing Operations,” and “Liquidity and Financial Condition” and the section titled “Risk Factors” in this Form 10-Q and in our 2010 Form 10-K. Our 2010 Form 10-K also includes important information as to these risk factors in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2010 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Environmental Matters” and “Restructuring Costs.” For additional information identifying factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed, on February 21, 2007, the European Commission’s Competition Directorate ruled that Otis’ subsidiaries in Belgium, Luxembourg and the Netherlands, and a portion of the business of Otis’ German subsidiary, violated European Union (EU) competition rules and assessed a €225 million (approximately $300 million) civil fine against Otis, its relevant local entities, and UTC, which was paid during 2007. In May 2007, we filed an appeal of the decision with the General Court of the European Court of Justice (General Court). On July 13, 2011, the General Court rejected our appeal. On July 23, 2011, we filed an appeal of the judgment with the European Court of Justice.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2010 Form 10-K and Part II, Item 1, “Legal Proceedings,” of our 2011 Form 10-Q for the quarter ended June 30, 2011.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our Global Growth Is Subject to a Number of Economic Risks

Over the first nine months of 2011, the global economy continued to show signs of gradual recovery from the significant downturn of 2008 and 2009, when the global economy experienced widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. However, despite some recent positive economic indicators, uncertainty continues to exist as to the overall rate and stability of the recovery. Global gross domestic product growth continues to be led by emerging markets, particularly in Brazil, Russia, India and China, while in the developed economies, particularly in Europe, the recovery remains sluggish due to the unwinding of fiscal stimuli, lingering high unemployment, concerns over European sovereign debt issues and the tightening of government budgets. As a result, further disruptions in Europe or in other economies could affect our revenues or liquidity.

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

The results of our commercial and military aerospace businesses, which generated approximately 43% of our consolidated net sales in 2010, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown signs of gradual improvement in 2010 and over the first nine months of 2011, uncertainty continues to exist. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace sales and losses under existing contracts. In addition, capital spending and demand for aircraft engine and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions, pandemic health issues or major natural disasters could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2011, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses from, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures

We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and expect to do so in the future. For example, on September 21, 2011, we announced that we entered into an agreement to acquire Goodrich, and on October 12, 2011, Pratt & Whitney announced that Rolls-Royce will sell its equity and program shares in IAE to Pratt & Whitney and that Pratt & Whitney and Rolls-Royce have agreed to form a new venture to develop engines to power future mid-size aircraft. The success of these transactions will depend on our ability to integrate assets and personnel acquired in connection with these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. However, our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. In addition, the success of our pending acquisition of Goodrich and Pratt & Whitney’s recently announced transactions with Rolls-Royce will depend on the satisfaction of conditions precedent to, and consummation of, the proposed transactions, the timing of consummation of the proposed transactions, and the ability of the parties to secure regulatory approvals, and in the case of the Goodrich transaction, the approval of Goodrich’s shareholders, in a timely manner. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations imposed on us and could affect our future financial results.

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

We Depend On Our Intellectual Property and Have Access to Certain Intellectual Property and Information of Our Customers and Suppliers; Infringement or Failure to Protect Our Intellectual Property Could Adversely Affect Our Future Growth and Success

We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, information technology security systems and other measures to protect our proprietary intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. We may also be subject to disruptions, losses and liability resulting from information technology attacks or failures.

Any of these events or factors could diminish or cause us to lose the competitive advantages associated with our intellectual property, subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services. Any of the foregoing could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2011	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Maximum Number of Shares that may yet be Purchased Under the Program (000’s)
July 1 - July 31	1,710	$87.82	1,708	14,326
August 1 - August 31	4,526	70.56	4,525	9,801
September 1 - September 30	2,864	71.81	2,864	6,937

Total	9,100	$74.20	9,097

We repurchase shares under a program announced on March 10, 2010, which authorized the repurchase of up to 60 million shares of our common stock. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. These repurchases are included within the scope of the overall repurchase program authorized in March 2010. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 3,000 shares were reacquired in transactions outside the program during the quarter ended September 30, 2011.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20110930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20110930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20110930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20110930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20110930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20110930_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

Dated: October 24, 2011	by:	/S/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated: October 24, 2011	by:	/S/ PETER F. LONGO
Peter F. Longo
Vice President, Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20110930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20110930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20110930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20110930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20110930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20110930_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.