Form 10-K
period 2011-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2012-02-09
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 1-812

UNITED TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	06-0570975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Financial Plaza, Hartford, Connecticut	06103 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (860) 728-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	New York Stock Exchange
(CUSIP 913017 10 9)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2011 was approximately $80,344,177,683, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 31, 2012, there were 908,863,486 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV hereof incorporate by reference portions of the United Technologies Corporation 2011 Annual Report to Shareowners. Part III hereof incorporates by reference portions of the United Technologies Corporation Proxy Statement for the 2012 Annual Meeting of Shareowners.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2011

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K for

Year Ended December 31, 2011

Whenever reference is made in this Form 10-K to specific sections of UTC’s 2011 Annual Report to Shareowners (2011 Annual Report), those sections are incorporated herein by reference. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and product and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms “we,” “us,” “our” or “UTC,” unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries.

PART I

Item 1.	Business

General

United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable primarily to the internal development of our existing businesses and to acquisitions. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report, especially the information contained therein under the heading “Business Overview.”

Our operating units include businesses with operations throughout the world. Otis, Carrier and UTC Fire & Security (collectively referred to as the commercial businesses) serve customers in the commercial, government infrastructure and residential property sectors worldwide. Carrier also serves commercial, industrial, transport refrigeration and food service equipment customers. Pratt & Whitney, Hamilton Sundstrand and Sikorsky (collectively referred to as the aerospace businesses) primarily serve commercial and government customers in both the original equipment and aftermarket parts and services markets of the aerospace industry. Hamilton Sundstrand, Pratt & Whitney and UTC Fire & Security also serve customers in certain industrial markets. For 2011, our commercial and industrial sales (generated principally by our commercial businesses) were approximately 58 percent of our consolidated net sales, and commercial aerospace and military aerospace sales were approximately 22 percent and 20 percent, respectively, of our consolidated net sales. Sales for 2011 from outside the United States, including U.S. export sales, were 61 percent of our total segment sales.

On September 28, 2011, we announced a new organizational structure to better serve customers and to drive growth and achieve efficiencies through greater integration across certain product lines. This new structure combines Carrier and UTC Fire & Security into a new segment called UTC Climate, Controls & Security. Beginning with the first quarter of 2012, Carrier and UTC Fire & Security will report combined financial and operational results as part of this new segment. As part of this new organizational structure, we also created UTC Propulsion & Aerospace Systems, a new organization consisting of Pratt & Whitney and Hamilton Sundstrand. We will continue to report the financial and operational results of Pratt & Whitney and Hamilton Sundstrand separately, consistent with the manner in which we will allocate resources and measure financial performance for these segments. Further, we have reported our financial and operational results for the periods presented herein under the six principal segments noted above, consistent with how we have reviewed our business operations for decision-making purposes, resource allocation and performance assessment.

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

Description of Business by Segment

As noted above, our operations for the periods presented herein are classified into six principal segments: Otis, Carrier, UTC Fire & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Each segment groups similar operating companies and the management organization of each segment has general operating autonomy over a range of products and services. The principal products and services of each segment are as follows:

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

Hamilton Sundstrand—aerospace products and aftermarket services, including power generation, management and distribution systems, flight control systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units, propeller systems and industrial products, including air compressors, metering pumps and heavy duty process pumps.

Sikorsky—military and commercial helicopters, helicopter and aircraft aftermarket parts and services.

Segment financial data for the years 2009 through 2011, including financial information about foreign and domestic operations and export sales, appears in Note 18 to the Consolidated Financial Statements in our 2011 Annual Report. Segment sales as discussed below include intercompany sales, which are ultimately eliminated within the “Eliminations and other” category as reflected in the segment financial data in Note 18 to the Consolidated Financial Statements in our 2011 Annual Report. Similarly, total segment backlog as discussed below includes fully-funded government and intercompany backlog.

Otis

Otis is the world’s largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators for low-, medium- and high-speed applications, as well as a broad line of escalators and moving walkways. In addition to new equipment, Otis provides modernization products to upgrade elevators and escalators as well as maintenance and repair services for both its products and those of other manufacturers. Otis serves customers in the commercial and residential property industries around the world. Otis sells directly to the end customer and through sales representatives and distributors.

Sales generated by Otis’ international operations were 83 percent and 82 percent of total Otis segment sales in 2011 and 2010, respectively. At December 31, 2011, Otis’ backlog was $14.3 billion as compared to $13.9 billion at December 31, 2010. Of the total Otis backlog at December 31, 2011, approximately $8.0 billion is expected to be realized as sales in 2012.

Carrier

Carrier is the leading provider of HVAC and refrigeration solutions, including controls for residential, commercial, industrial and transportation applications. In 2011, Carrier continued to execute the business transformation strategy it began in 2008 by completing divestitures of several non-core businesses and taking noncontrolling equity interests in various ventures. This included taking a noncontrolling equity interest in a new South American venture in exchange for the contribution of Carrier’s existing HVAC operations in Brazil, Argentina and Chile to the new venture, which manufactures and distributes HVAC products in those countries. Carrier’s products and services are sold under Carrier and other brand names to building contractors and owners, homeowners, transportation companies, retail stores and food service companies. Through its venture with Watsco, Inc., Carrier distributes Carrier, Bryant, Payne and Totaline residential and light commercial HVAC products in the U.S. and selected territories in the Caribbean and Latin America. Carrier sells directly to end customers and through manufacturers’ representatives, distributors, wholesalers, dealers and retail outlets. Certain of Carrier’s HVAC businesses are seasonal and can be impacted by weather. Carrier customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in the distribution channels. The principal incentive program provides reimbursements to distributors for offering promotional pricing on Carrier products. We account for incentive payments made as a reduction to sales.

Sales generated by Carrier’s international operations, including U.S. export sales, were 58 percent and 56 percent of total Carrier segment sales in 2011 and 2010, respectively. At both December 31, 2011 and 2010, Carrier’s backlog was $2.2 billion. Substantially all of the backlog at December 31, 2011 is expected to be realized as sales in 2012.

As described above, to better serve customers and to drive growth and achieve greater efficiencies through greater integration across certain product lines, we announced a new organizational structure in September 2011, which combines Carrier with UTC Fire & Security into a new segment called UTC Climate, Controls & Security. We will report combined financial and operational results for this new segment beginning with the first quarter of 2012.

UTC Fire & Security

UTC Fire & Security is a global provider of security and fire safety products and services. UTC Fire & Security provides electronic security products such as intruder alarms, access control systems and video surveillance systems and designs and manufactures a wide range of fire safety products including specialty hazard detection and fixed suppression products, portable fire extinguishers, fire detection and life safety systems, and other firefighting equipment. Services provided to the electronic security and fire safety industries include systems integration, video surveillance, installation, maintenance and inspection services. UTC Fire & Security also provides monitoring, response and security personnel services, including cash-in-transit security, to complement its electronic security and fire safety businesses. In 2010, we completed the acquisition of the GE Security business from General Electric Company. With the acquisition of GE Security, UTC strengthened its portfolio of security and fire safety technologies for commercial and residential applications, including fire detection and life safety systems, intrusion alarms, video surveillance and access control systems, while also significantly enhancing UTC Fire & Security’s North American presence. In 2011, we continued to exit non-core businesses with the divestiture of our United Kingdom and Singapore guarding businesses. UTC Fire & Security products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants, homeowners and other end-users requiring a high level of security and fire protection for their businesses and residences. UTC Fire & Security provides its products and services under Chubb, Kidde and other brand names and sells directly to the customer as well as through manufacturer representatives, distributors, dealers and U.S. retail distribution.

Sales generated by UTC Fire & Security’s international operations, including U.S. export sales, were 77 percent and 78 percent of total UTC Fire & Security segment sales in 2011 and 2010, respectively. At December 31, 2011, UTC Fire & Security’s backlog was $1.3 billion as compared to $1.1 billion at December 31, 2010. Substantially all of the backlog at December 31, 2011 is expected to be realized as sales in 2012.

As described above, in September 2011, to better serve customers and to drive growth and achieve greater efficiencies through greater integration across certain product lines, we announced a new organizational structure which combines UTC Fire & Security with Carrier into a new segment called UTC Climate, Controls & Security. We will report combined financial and operational results for this new segment beginning with the first quarter of 2012.

Pratt & Whitney

Pratt & Whitney is among the world’s leading suppliers of aircraft engines for the commercial, military, business jet and general aviation markets. Pratt & Whitney Global Services provides maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services for large commercial engines. Pratt & Whitney produces families of engines for wide- and narrow-body aircraft in the commercial market and for fighter and transport aircraft in the military market. Pratt & Whitney Canada (P&WC) is a world leader in the production of engines powering business, regional, light jet, utility and military airplanes and helicopters and provides related maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services. Pratt & Whitney Rocketdyne (PWR) is a leader in the design, development and manufacture of sophisticated space propulsion systems for military and commercial applications. Pratt & Whitney Power Systems sells aero-derivative engines for industrial applications.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which sales, costs and risks are shared. At December 31, 2011, the interests of third party participants in Pratt & Whitney-directed commercial jet engine programs ranged from 14 percent to 48 percent. In addition, Pratt & Whitney has interests in other engine programs, including the IAE International Aero Engines AG (IAE) collaboration, which sells and supports V2500 engines for the Airbus A320 family of aircraft. On October 12, 2011, Pratt & Whitney and Rolls-Royce plc (Rolls-Royce), a participant in the IAE collaboration, announced an agreement to restructure their interests in IAE. Under the terms of the agreement, Rolls-Royce will sell its interests in IAE and license its V2500 intellectual property in IAE to Pratt & Whitney for $1.5 billion plus an agreed payment contingent on each hour flown by V2500-powered aircraft in service at the closing date during the fifteen year period following closing of the transaction. Consummation of this restructuring is subject to regulatory approvals and other closing conditions. Also, on October 12, 2011, Pratt & Whitney and Rolls-Royce announced an agreement to form a new joint venture, in which each will hold an equal share, to develop new engines to power the next generation of 120 to 230 passenger mid-size aircraft that will replace the existing fleet of mid-size aircraft currently in service or in development. With this new joint venture, Pratt & Whitney and Rolls-Royce will focus on high-bypass ratio geared turbofan technology, as well as collaborate on future studies of next generation propulsion systems. Pursuant to the agreement, the formation of this new venture is subject to regulatory approvals and other closing conditions, including completion of the restructuring of the parties’ interests in IAE. We expect the restructuring of the parties’ interests in IAE to be completed in mid-2012. The closing of the new joint venture may take a substantially longer period of time to complete. Pratt & Whitney also has a 50 percent ownership interest in the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. Pratt & Whitney has entered into risk and revenue sharing arrangements with third parties for 40 percent of the content that Pratt & Whitney is responsible for providing to the EA. Pratt & Whitney accounts for its interests in the EA joint venture under the equity method of accounting. Pratt & Whitney continues to pursue additional collaboration partners.

The development of new engines and improvements to current production engines present important growth opportunities. Pratt & Whitney is under contract with the U.S. Air Force to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Lightning II aircraft being developed by Lockheed Martin. Pratt & Whitney achieved initial service release for the conventional take-off and landing/carrier variant and short take-off and vertical landing variant of the F135 engine in February 2010 and January 2011, respectively. These propulsion system configurations are now certified for production and cleared for flight on the Lockheed Martin F-35B stealth fighter jet. In addition, Pratt & Whitney is currently developing technology, including the PurePower PW1000G Geared TurboFan engine, intended to enable it to power both currently-proposed and future aircraft. The PurePower PW1000G engine targets a significant reduction in fuel burn and noise levels with lower environmental emissions and operating costs than current production engines. In 2009, Pratt & Whitney successfully completed ground and flight testing of a demonstrator engine for the PurePower PW1000G engine. In December 2010, Airbus announced that it will offer a version of the PurePower PW1000G engine as a new engine option to power its A320neo family of aircraft scheduled to enter into service in 2015. In September 2011, Pratt & Whitney announced a new collaboration with Japan Aero Engines Corporation (JAEC) and MTU Aero Engines AG (MTU) to provide the PurePower PW1100G-JM engine for the Airbus A320neo program. Under the collaboration agreement, MTU will hold an 18 percent share and be responsible for the engine’s low pressure turbine and participate jointly with Pratt & Whitney to provide the high pressure compressor for the engine. JAEC will hold a 23 percent share and be responsible for the engine fan, low pressure compressor and combustor/diffuser. Pratt & Whitney will be responsible for the remainder of the PurePower PW1100G-JM engine and systems integration. Additionally, PurePower PW1000G engine models have been selected by Bombardier to power the new CSeries passenger aircraft and by Mitsubishi Aircraft Corporation to power the new Mitsubishi Regional Jet (MRJ), scheduled to enter into service in 2013 and 2014, respectively. In 2011, the initial production version of the Bombardier CSeries PurePower PW1000G engine successfully completed 115 hours of flight testing and the initial production version of the MRJ PurePower PW1000G engine successfully completed over 300 hours of ground testing. Irkut Corporation of Russia has also selected the PurePower PW1000G engine to power the proposed new Irkut MC-21 passenger aircraft, which is scheduled to enter into service in 2016. The success of these aircraft and the PurePower PW1000G family of engines is dependent upon many factors including technological challenges, aircraft demand, and regulatory approval. Based on these factors, as well as the level of success of aircraft program launches by aircraft manufacturers and other conditions, additional investment in the PurePower program may be required. Pratt & Whitney has also received Federal Aviation Authority (FAA) and European Aviation Safety Agency (EASA) certification for the Advantage70 upgrade to its PW4000 engine for Airbus A330 aircraft. The Advantage70 upgrade is intended to reduce maintenance and fuel costs and increase thrust. PWR is developing a liquid fuel J-2X engine to support NASA’s Space Launch System. PWR is also upgrading the performance of the RS-68 and RL10 engines to support U.S. Air Force launch requirements. P&WC is developing the PW210 engine for Sikorsky’s S-76D helicopter and the PurePower PW800 engine for the new generation of long-range and heavy business jets. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion.

Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, space launch vehicle providers and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market-driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine development, production and support programs, creates uncertainty regarding engine program profitability. The vast majority of sales are made directly to the end customer and, to a limited extent, through independent distributors and foreign sales representatives. Sales to Airbus were 16 percent and 12 percent of total Pratt & Whitney segment sales in 2011 and 2010, respectively, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. government were 28 percent and 32 percent of total Pratt & Whitney segment sales in 2011 and 2010, respectively.

Sales generated by Pratt & Whitney’s international operations, including U.S. export sales, were 54 percent and 52 percent of total Pratt & Whitney segment sales in 2011 and 2010, respectively. At December 31, 2011, Pratt & Whitney’s backlog was $22.4 billion, including $5.3 billion of U.S. government-funded contracts and subcontracts. At December 31, 2010, these amounts were $23.5 billion and $5.1 billion, respectively. Of the total Pratt & Whitney backlog at December 31, 2011, approximately $4.6 billion is expected to be realized as sales in 2012. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total sales. Pratt & Whitney’s backlog excludes orders for new commercial engines that have not yet achieved full aviation authority certification. See Note 1 to the Consolidated Financial Statements in our 2011 Annual Report for a description of our accounting for long-term contracts.

As described above, to better serve customers and to drive growth and achieve efficiencies through greater integration across certain product lines, we announced a new organizational structure in September 2011. As part of this new structure, we created UTC Propulsion & Aerospace Systems, a new organization consisting of Pratt & Whitney and Hamilton Sundstrand. We will continue to report the financial and operational results of Pratt & Whitney and Hamilton Sundstrand separately.

Hamilton Sundstrand

Hamilton Sundstrand is among the world’s leading suppliers of technologically advanced aerospace and industrial products and aftermarket services for diversified industries worldwide. Hamilton Sundstrand’s aerospace products, such as power generation, management and distribution systems, flight control systems, engine control systems, environmental control systems, fire protection and detection systems, auxiliary power units and propeller systems, serve commercial, military, regional, business and general aviation, as well as military ground vehicle, space and undersea applications. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet maintenance programs. Hamilton Sundstrand sells aerospace products to airframe manufacturers, the U.S. and foreign governments, aircraft operators and independent distributors. Sales to Boeing were 11 percent and 9 percent of total Hamilton Sundstrand segment sales in 2011 and 2010, respectively. Sales to the U.S. government were 20 percent and 24 percent of total Hamilton Sundstrand segment sales in 2011 and 2010, respectively.

Hamilton Sundstrand is engaged in development programs for the Boeing 787 aircraft, the Bombardier CSeries aircraft, the Mitsubishi Regional Jet, the Airbus A350 aircraft, the Irkut MC-21 aircraft, the COMAC C919 aircraft, the CH-53K next generation heavy lift helicopter for the U.S. Marine Corps and the Lockheed Martin F-35 Lightning II military aircraft and the Airbus A400M military aircraft. Hamilton Sundstrand is also the operations support prime contractor for NASA’s space suit/life support system and produces environmental monitoring and control, life support, mechanical systems, power generation, management, and distribution and thermal control systems for the International Space Station and the Orion crew exploration vehicle.

Hamilton Sundstrand’s principal industrial products, such as air compressors, metering pumps and heavy duty process pumps, serve industries involved with chemical and hydrocarbon processing, oil and gas production, water and wastewater treatment and construction. Hamilton Sundstrand sells these products under the Sullair, Sundyne, Milton Roy and other brand names directly to end users, and through manufacturer representatives and distributors.

Sales generated by Hamilton Sundstrand’s international operations, including U.S. export sales, were 49 percent of total Hamilton Sundstrand segment sales in both 2011 and 2010. At December 31, 2011, Hamilton Sundstrand’s backlog was $5.4 billion, including $901 million of U.S. government-funded contracts and subcontracts. At December 31, 2010, these amounts were $5.1 billion and $719 million, respectively. Of the total Hamilton Sundstrand backlog at December 31, 2011, approximately $2.8 billion is expected to be realized as sales in 2012. See Note 1 to the Consolidated Financial Statements in our 2011 Annual Report for a description of our accounting for long-term contracts.

As described above, to better serve customers and to drive growth and achieve efficiencies through greater integration across certain product lines, we announced a new organizational structure in September 2011. As part of this new structure, we created UTC Propulsion & Aerospace Systems, a new organization consisting of Hamilton Sundstrand and Pratt & Whitney. We will continue to report the financial and operational results of Hamilton Sundstrand and Pratt & Whitney separately.

On September 21, 2011 we announced an agreement to acquire Goodrich Corporation (Goodrich), a global supplier of systems and services to the aerospace and defense industry with 2010 sales of $7 billion. Under the terms of the agreement, Goodrich shareholders will receive $127.50 in cash for each share of Goodrich common stock they own at the time of the closing of the transaction. This equates to a total current enterprise value of $18.4 billion, including $1.9 billion in net debt to be assumed. The transaction is subject to customary closing conditions, including regulatory approvals and Goodrich shareholder approval. We expect that this acquisition will close in mid-2012. Goodrich products include aircraft nacelles and interior systems, actuation and landing systems, and electronic systems. Once the acquisition is complete, Goodrich and Hamilton Sundstrand will be combined to form a new segment named UTC Aerospace Systems. We expect that the increased scale, financial strength and complementary products of the new combined business will strengthen our position in the aerospace and defense industry. Further, we expect that this acquisition will enhance our ability to support our customers with more integrated systems.

Sikorsky

Sikorsky is one of the world’s largest helicopter companies. Sikorsky manufactures military and commercial helicopters and also provides aftermarket helicopter and aircraft parts and services.

Current major production programs at Sikorsky include the UH-60M Black Hawk medium-transport helicopters and HH-60M Medevac helicopters for the U.S. and foreign governments, the S-70 Black Hawk for foreign governments, the MH-60S and MH-60R helicopters for the U.S. Navy, the International Naval Hawk for multiple naval missions, and the S-76 and S-92 helicopters for commercial operations. The UH-60M helicopter is the latest and most modern in a series of Black Hawk variants that Sikorsky has been delivering to the U.S. Army since 1978. In December 2007, the U.S. government and Sikorsky signed a five-year multi-service contract for H-60 helicopters to be delivered to the U.S. Army and U.S. Navy, which include the UH-60M, HH-60M, MH-60S and MH-60R. Upon completion of the contract in 2013, Sikorsky expects to have delivered approximately 690 aircraft. Sikorsky is in negotiations with the U.S. government for a new five-year multi-service contract for H-60 helicopters. Sikorsky is also developing the CH-53K next generation heavy lift helicopter for the U.S. Marine Corps and the CH-148 derivative of the H-92 helicopter, a military variant of the S-92 helicopter, for the Canadian government. The latter is being developed under a fixed-price contract that provides for the development and production of 28 helicopters, and related logistical support through March 2028. The current contract value is estimated to be $4.5 billion, and is subject to changes in underlying variables such as future flight hours as well as fluctuations in foreign currency exchange rates. This is the largest and most expansive fixed-price development contract in Sikorsky’s history. As previously disclosed, in June 2010 Sikorsky and the Canadian government signed contract amendments that revised the delivery schedule and contract specifications, and established the requirements for the first six interim aircraft to enable initial operational test and evaluation activities. The amendments also included modifications to the liquidated damages schedule, readjustment of payment schedules, resolution of open disputes and other program enhancements. Sikorsky recognized revenue in 2011 upon completing a significant milestone for work related to four interim configuration helicopters. Delivery of the final configuration aircraft is scheduled to begin in 2012. These aircraft will require further software testing and upgrades before full mission capability can be achieved. Sikorsky is in discussions with the Canadian government concerning the need for additional interim aircraft, schedules to complete remaining work, and the resolution of open disputes.

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

Sales to the U.S. government were 68 percent of total Sikorsky segment sales in both 2011 and 2010. Sales generated by Sikorsky’s international operations, including U.S. export sales, were 34 percent and 33 percent of total Sikorsky segment sales in 2011 and 2010, respectively. At December 31, 2011, Sikorsky’s backlog was $9.4 billion, including $4.1 billion of U.S. government-funded contracts and subcontracts. At December 31, 2010, these amounts were $9.3 billion and $4.2 billion, respectively. Of the total Sikorsky backlog at December 31, 2011, approximately $4.9 billion is expected to be realized as sales in 2012.

Other

UTC Power is a world leader in the application of fuel cell technology for stationary and transportation applications. UTC Power delivered more than 280 of its 200kW phosphoric acid fuel cell power plants for stationary installations since 1992 before ceasing production of this model. In 2009, UTC Power began delivery of its newly-designed 400kW phosphoric acid fuel cell. To date, UTC Power has delivered more than 50 of these 400kW units to customers worldwide. This new fuel cell is expected to have greater durability than any other large stationary fuel cell currently available in the market. UTC Power’s automotive and bus transportation fuel cell power plants are based on proton exchange membrane (PEM) technology. PureMotion 120 power plants are currently used in revenue service in transit bus applications in Connecticut, California and Europe. UTC Power is currently developing PEM fuel cells for submarine applications.

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

In December 2010, we completed the acquisition of Clipper Windpower Plc (Clipper), a California-based wind turbine manufacturer. This investment is intended to expand our power generation portfolio and allow us to participate in the wind power business by leveraging our expertise in blade technology, turbines and gearbox design.

The results of UTC Power and Clipper are included in the “Eliminations and other” category in the segment financial data in Note 18 to the Consolidated Financial Statements in our 2011 Annual Report.

Other Matters Relating to Our Business as a Whole

Competition and Other Factors Affecting Our Businesses

As worldwide businesses, our operations can be affected by a variety of economic, industry and other factors, including those described in this section, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report, in Item 1, “Cautionary Note Concerning Factors That May Affect Future Results,” and in Item 1A, “Risk Factors” in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the United States and other countries, and each competes on the basis of price, delivery schedule, product performance and service.

Our aerospace businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for certain of their commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees of Pratt & Whitney, see Notes 4, 14 and 15 to the Consolidated Financial Statements in our 2011 Annual Report. Customer selections of engines and components can also have a significant impact on later sales of parts and services. In addition, the U.S. government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation, Rolls-Royce, Honeywell and Turbomeca.

Research and Development

Because changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $2.1 billion or 3.5 percent of total sales in 2011, as compared with $1.7 billion or 3.2 percent of total sales in 2010 and $1.6 billion or 3.0 percent of total sales in 2009. We also perform research and development work under contracts funded by the U.S. government and other customers. This contract research and development, which is performed in our aerospace businesses, amounted to $1.9 billion in 2011, as compared to $2.0 billion in 2010 and $2.1 billion in 2009. These contract research and development costs include amounts that are expensed as incurred, through cost of products sold, and amounts that are capitalized into inventory to be subsequently recovered through production shipments. Of the total contract research and development costs, $1.8 billion, $1.9 billion and $2.1 billion were expensed in 2011, 2010 and 2009, respectively. The remaining costs have been capitalized.

U.S. Government Contracts

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. government sales are made under fixed-price type contracts, while approximately $2.6 billion or 4.5 percent of our total sales for 2011 were made under cost-reimbursement type contracts.

Our contracts with the U.S. government are also subject to audits. Like many defense contractors, we have received audit reports from the U.S. government which recommend that we reduce certain contract prices because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports have recommended substantial reductions. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain cases. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” in this Form 10-K and Note 17 to the Consolidated Financial Statements in our 2011 Annual Report for further discussion.

Compliance with Environmental and Other Government Regulations

Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 17 to the Consolidated Financial Statements in our 2011 Annual Report.

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

Employees and Employee Relations

At December 31, 2011, our total number of employees was approximately 199,900, approximately 65 percent of which represents employees based outside the United States. During 2011, we negotiated or concluded 31 domestic collective bargaining agreements, the largest of which covered certain workers at Carrier. In 2012, numerous collective bargaining agreements are subject to renegotiation, the largest of which cover certain workers at Carrier and Otis. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations, particularly at Sikorsky, we do not anticipate that the renegotiation of these contracts will have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” in this Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the Consolidated Financial Statements in our 2011 Annual Report.

For a discussion of other matters which may affect our cash flows, competitive position, financial condition or results of operations, including the risks of our international operations, see the further discussion under the headings “General” and “Description of Business by Segment” in this section, Item 1A, “Risk Factors” in this Form 10-K, and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, without limitation:

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

•

in respect of our recently announced agreement to acquire Goodrich and Pratt & Whitney’s recently announced transactions with Rolls-Royce, the satisfaction of conditions precedent to, and consummation of, the proposed transactions, the timing of consummation of the proposed transactions, the timing and consummation of proposed financing in connection with the proposed transactions, and the ability of the parties to secure regulatory approvals, and in the case of the Goodrich transaction, the approval of Goodrich’s shareholders, in a timely manner;

•	in respect of our recently announced agreement to acquire Goodrich, our ability to integrate the acquired operations and to realize synergies and opportunities for growth and innovation;

•	our ability to realize the intended benefits of recently announced organizational changes;

•	future levels of indebtedness and capital spending and research and development spending;

•	future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;

•	delays and disruption in delivery of materials and services from suppliers;

•	new business opportunities;

•	cost reduction efforts and restructuring costs and savings and other consequences thereof;

•	the scope, nature or impact of other acquisition and divestiture activity, including integration of acquired businesses into our existing businesses;

•	the development, production, delivery, support, performance and anticipated benefits of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the outcome of legal proceedings and other contingencies;

•	future repurchases of our common stock;

•	pension plan assumptions and future contributions; and

•	the effect of changes in tax, environmental and other laws and regulations or political conditions in the United States and other countries in which we operate.

In addition, this Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the “Notes to Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Operations,” and “Liquidity and Financial Condition,” and the section titled “Risk Factors.” This Form 10-K also includes important information as to these factors in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2011 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Environmental Matters” and “Restructuring Costs.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our Global Growth Is Subject to a Number of Economic Risks

In 2011, the global economy improved as compared to 2010 and continued to show signs of a gradual recovery from the significant downturn of 2008 and 2009 when the global economy experienced widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. However, despite positive economic indicators seen in the beginning of 2011, uncertainty continues to exist as to the overall rate and stability of the recovery. Global gross domestic product growth continues to be led by emerging markets, particularly in Brazil, Russia, India and China, while in the developed economies, particularly in Europe, the recovery remains uncertain due to persistent high unemployment in the U.S. and Europe, a weak U.S. and European housing market, government budget reduction plans the unwinding of fiscal stimuli and concerns over the deepening European sovereign debt crisis. As a result, further disruptions in Europe or in other economies could affect our sales or liquidity.

Although consumer confidence in the U.S. has improved since the economic downturn, it still remains low, while, as mentioned above, unemployment remains high and the housing market remains depressed. There can be no assurance that any of the recent economic improvements will be broad-based and sustainable, or that they will enhance conditions in markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital. While these economic developments have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airlines and business jet operators, and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results, as the majority of our sales are non-U.S. based.

Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries

The results of our commercial and industrial businesses, which generated approximately 58 percent of our consolidated net sales in 2011, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, the tightening of global credit markets and other global and political factors. For example, a slowdown in building and remodeling activity can adversely affect Carrier’s business. In addition to these factors, Carrier’s financial performance can also be influenced by production and utilization of transport equipment and, particularly in its residential business, weather conditions.

The results of our commercial and military aerospace businesses, which generated approximately 42 percent of our consolidated net sales in 2011, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown signs of gradual improvement in 2011, uncertainty continues to exist. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace sales and losses under existing contracts. In addition, capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions, pandemic health issues or major natural disasters could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2012, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our Business May Be Affected by Government Contracting Risks

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations relating to certain of our U.S. government contracts. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigation (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages, and bar us from bidding on or receiving new awards of U.S. government contracts. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges. In addition, we are also sensitive to U.S. military budgets, which may fluctuate based on the policies of a new administration or Congress.

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Foreign Currency Fluctuations, Economic Conditions and Changes in Local Government Regulation

We conduct our business on a global basis, with approximately 61 percent of our total 2011 segment sales derived from international operations, including U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (primarily the commercial businesses), where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins may also be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. Dollar against other major foreign currencies could adversely affect our results of operations.

The majority of sales in the aerospace businesses are transacted in U.S. Dollars, consistent with established industry practice, while the majority of costs at locations outside the United States are incurred in the applicable local currency (principally the Euro, the Canadian Dollar, and the Polish Zloty). For operating units with U.S. Dollar sales and local currency costs, there is a foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales. See Note 1 and Note 13 to the Consolidated Financial Statements in our 2011 Annual Report for a discussion of our hedging strategies.

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

In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Mexico, Russia, South Africa and countries in the Middle East, that carry high levels of currency, political and economic risk. We expect that sales to emerging markets will continue to account for a significant portion of our sales as our business evolves and as these and other developing nations and regions around the world increase their demand for our products. Emerging market operations can present many risks, including civil disturbances, health concerns, cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We Use a Variety of Raw Materials, Supplier-Provided Parts, Components, Sub-Systems and Third Party Contract Manufacturing Services in Our Businesses, and Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products

Our reliance on suppliers, third party contract manufacturing and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials. In many instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. A disruption in deliveries from our suppliers or third party contract manufacturers, supplier capacity constraints, supplier and third party contract manufacturer production disruptions, closing or bankruptcy of our suppliers, price increases, or decreased availability of raw materials or commodities, could have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses from, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures

We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and expect to do so in the future. For example, on September 21, 2011, we announced an agreement to acquire Goodrich and on October 12, 2011, Pratt & Whitney announced that Rolls-Royce will sell its interests in IAE to Pratt & Whitney. Further, on October 12, 2011 Pratt & Whitney and Rolls-Royce also announced an agreement to form a new joint venture to develop new engines to power the next generation of 120 to 230 passenger mid-size aircraft that will replace the existing fleet of mid-size aircraft currently in service or in development. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. In addition, the success of our pending acquisition of Goodrich and Pratt & Whitney’s recently announced transactions with Rolls-Royce plc will depend on the satisfaction of conditions precedent to, and consummation of, the proposed transactions, the timing of consummation of the proposed transactions, and the ability of the parties to secure regulatory approvals, and in the case of the Goodrich transaction, the approval of Goodrich’s shareholders, in a timely manner. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations imposed on us and could affect our future financial results.

We May Not Complete the Goodrich Acquisition or Complete the Acquisition Within the Time Frame We Anticipate; The Acquired Business May Underperform Relative to our Expectations; The Transaction May Cause Our Financial Results to Differ From Our Expectations or the Expectations of the Investment Community; We May Not Be Able to Achieve Anticipated Cost Savings or Other Anticipated Synergies.

The Goodrich acquisition is subject to a number of closing conditions, as described above, and the completion of the transaction is subject to a number of risks and uncertainties. The unpredictability of the business and regulatory conditions affecting the industries in which we and Goodrich operate, the uncertainty of regulatory approvals, the requirement that the merger agreement be adopted by the holders of at least two-thirds of the outstanding shares of Goodrich common stock, and other risks and uncertainties may adversely affect our ability to complete the acquisition or complete the acquisition within the time frame we anticipate.

In addition, if the acquisition is consummated, the success of the acquisition will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from the integration of Goodrich with our existing businesses. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of Goodrich and realizing our expectations for the acquisition include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	retaining key customers, suppliers and employees;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	operating risks inherent in the Goodrich business and our business;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	other unanticipated issues, expenses and liabilities.

We Have Outstanding Debt and We Will Incur Significant Transaction- and Acquisition-Related Costs in Connection With Financing the Acquisition of Goodrich; Our Debt Will Increase As A Result of the Acquisition and Any Incurrence of Indebtedness In Connection With the Acquisition, and Will Increase If We Incur Additional Debt in the Future and Do Not Retire Existing Debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of December 31, 2011, we had approximately $10.3 billion of total debt on a consolidated basis. We anticipate that Goodrich will have approximately $1.9 billion of net debt as of the closing of the acquisition of Goodrich, and we further anticipate incurring significant additional debt in connection with the financing of the acquisition. Our debt level and related debt service obligations could have negative consequences, including:

•

requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes, such as acquisitions;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions; and

•	exposing us to interest rate risk since a portion of our debt obligations are at variable rates.

We may incur significantly more debt in the future. If we add new debt and do not retire existing debt, the risks described above could increase.

Our current global and domestic revolving credit facilities impose restrictions on us, including certain restrictions on our ability to incur liens on our assets. Our current revolving credit facilities are available for general corporate purposes. There are currently no amounts outstanding under our credit facilities. Our long-term debt obligations include covenants that may adversely affect our ability to incur certain secured indebtedness or engage in certain types of sale and leaseback transactions. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier- and internally-produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of our products and products that incorporate technologies we develop. These factors involve significant risks and uncertainties. Any development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our suppliers and subcontractors may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, helicopters, aircraft systems and components and other products currently in development or pending required certifications. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We Are Subject to Litigation, Tax, Environmental and Other Legal Compliance Risks

We are subject to a variety of litigation, tax and legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs.

In the area of taxes, changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions, and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty.

For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in this Form 10-K. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50 percent likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50 percent likelihood that such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in a material adverse effect on our financial condition or results of operations in the period in which any such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.

We May Be Unable to Realize Expected Benefits From Our Cost Reduction and Restructuring Efforts and Our Profitability May Be Hurt or Our Business Otherwise Might Be Adversely Affected

In order to operate more efficiently and control costs, we announce from time to time restructuring plans, which include workforce reductions as well as global facility consolidations and other cost reduction initiatives. These plans are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings. We may undertake further workforce reductions or restructuring actions in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our Financial Performance May Be Adversely Affected By Information Technology and Other Business Disruptions

Our business may be impacted by disruptions, including information technology attacks or failures, threats to physical security, as well as damaging weather or other acts of nature, pandemics or other public health crises. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We Depend On Our Intellectual Property, and Have Access to Certain Intellectual Property and Information of Our Customers and Suppliers; Infringement or Failure to Protect Our Intellectual Property Could Adversely Affect Our Future Growth and Success

We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, information technology security systems and other measures to protect our proprietary intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. We may also be subject to disruptions, losses and liability resulting from various cybersecurity attacks or information technology failures. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency.

Any of these events or factors could diminish or cause us to lose the competitive advantages associated with our intellectual property, subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

	Number of Facilities - Owned
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	—	8	5	30	20	8	—	71
Europe & Middle East	7	6	7	3	18	—	—	41
Asia	3	1	—	6	2	1	—	13
Emerging Markets*	11	13	6	8	9	1	—	48

	21	28	18	47	49	10	—	173

Non-Manufacturing:
North America	4	7	4	34	4	2	13	68
Europe & Middle East	15	12	4	—	1	—	—	32
Asia	1	1	5	1	—	—	—	8
Emerging Markets*	5	9	4	2	2	—	—	22

	25	29	17	37	7	2	13	130

	Number of Facilities - Leased
Location	Otis	Carrier	UTC Fire & Security	Pratt & Whitney	Hamilton Sundstrand	Sikorsky	Other	Total
Manufacturing:
North America	1	2	4	16	8	16	2	49
Europe & Middle East	—	—	11	1	9	1	1	23
Asia	—	—	—	4	2	—	—	6
Emerging Markets*	4	—	10	—	7	—	—	21

	5	2	25	21	26	17	3	99

Non-Manufacturing:
North America	5	26	20	15	4	8	7	85
Europe & Middle East	11	23	18	—	—	—	—	52
Asia	3	6	7	1	—	—	—	17
Emerging Markets*	6	5	7	1	1	—	—	20

	25	60	52	17	5	8	7	174

*	For purposes of this table, emerging markets is based on the countries included in the MSCI Emerging Markets IndexSM.

Our fixed assets as of December 31, 2011 include manufacturing facilities and non-manufacturing facilities such as warehouses set forth in the tables above and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2011 are in good operating condition, are well-maintained and substantially all are in regular use.

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

As previously disclosed, on February 21, 2007, the European Commission’s Competition Directorate (EU Commission) ruled that Otis’ subsidiaries in Belgium, Luxembourg and the Netherlands, and a portion of the business of Otis’ German subsidiary, violated European Union (EU) competition rules and assessed a €225 million (approximately $300 million) civil fine against Otis, its relevant local entities, and UTC, which was paid during 2007. In May 2007, we filed an appeal of the decision with the General Court of the European Court of Justice (General Court). On July 13, 2011, the General Court rejected our appeal. On September 23, 2011, we filed an appeal of the judgment with the European Court of Justice.

As previously disclosed, in December 2008, the U.S. Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $92 million (including interest through December 2011). We believe this claim is without merit, and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims, which is pending. We do not believe the resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

A significant portion of our activities are subject to export control regulation by the U.S. Department of State (State Department) under the U.S. Arms Export Control Act and International Traffic in Arms Regulations (ITAR). From time to time, we identify, investigate, remediate and voluntarily disclose to the State Department’s Office of Defense Trade Controls Compliance (DTCC) potential violations of the ITAR. DTCC administers the State Department’s authority under the ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Most of our voluntary disclosures are resolved without the imposition of penalties or other sanctions. However, in November 2011, DTCC informed us that it considers certain of our voluntary disclosures filed since 2005 to reflect deficiencies warranting penalties and sanctions. We are currently in discussions with DTCC to reach a consent agreement, which we anticipate will provide for a payment by the Company and commitments regarding additional remedial compliance efforts.

The voluntary disclosures that we anticipate will be addressed in the consent agreement currently under discussion include 2006 and 2007 disclosures regarding the export by Hamilton Sundstrand to P&WC of certain modifications to dual-use electronic engine control software, and the re-export by P&WC of those software modifications and subsequent P&WC-developed patches to China during the period 2002-2004 for use in the development of the Z-10 Chinese military helicopter. The DOJ has also separately conducted a criminal investigation of the matters addressed in these disclosures, as well as the accuracy and adequacy of the disclosures. We have been cooperating with the DOJ’s investigation. Since November 2011, we have been in discussions with the DOJ to resolve this matter.

We continue to evaluate the range of possible outcomes of these separate but related export compliance matters, and have recognized a potential liability at December 31, 2011 of $45 million. We are currently unable to predict the precise timing or outcome of the discussions. We do not believe the ultimate resolution of these matters, individually or collectively, will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Performance Graph and Comparative Stock Data appearing in our 2011 Annual Report containing the following data relating to our common stock: shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends, are hereby incorporated by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock under the current share repurchase program during the three months ended December 31, 2011, and there were no shares reacquired in transactions outside the program during the three months ended December 31, 2011. Under the current program, which was announced on March 10, 2010 and which authorizes the repurchase of up to 60 million shares of our common stock, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. In connection with our pending acquisition of Goodrich, on September 30, 2011 we announced that we will suspend additional share repurchases until at least September 30, 2012, and will significantly reduce repurchases for two years thereafter. The number of remaining shares remaining for purchase under the current program is approximately 6,937,000. We may, however, continue to reacquire shares outside of this program from time to time in connection with the surrender of shares to cover taxes on the vesting of restricted stock.

Item 6.	Selected Financial Data

The Five-Year Summary appearing in our 2011 Annual Report is hereby incorporated by reference. See “Notes to Consolidated Financial Statements” in our 2011 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five-Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hereby incorporate by reference in this Form 10-K the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risk sensitive instruments, see discussion under the heading “Market Risk and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report and under the heading “Foreign Exchange and Hedging Activity” in Note 1 and Note 13 to the Consolidated Financial Statements in our 2011 Annual Report.

Item 8.	Financial Statements and Supplementary Data

The 2011 and 2010 Consolidated Balance Sheet, and other financial statements for the years 2011, 2010 and 2009, together with the report thereon of PricewaterhouseCoopers LLP dated February 9, 2012 in our 2011 Annual Report are incorporated by reference in this Form 10-K. The 2011 and 2010 unaudited Selected Quarterly Financial Data appearing in our 2011 Annual Report is incorporated by reference in this Form 10-K.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 1992. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2011 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2012 Annual Meeting of Shareowners titled “General Information Concerning the Board of Directors,” “Nominees,” and “Committees of the Board” (under the subheadings “The Audit Committee” and “The Committee on Nominations and Governance”).

Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2007	Age 2/9/2012
Alain M. Bellemare	President & Chief Operating Officer, UTC Propulsion & Aerospace Systems, (since September 2011)	President, Hamilton Sundstrand Corporation; President, Pratt & Whitney Canada	50

J. Thomas Bowler, Jr.	Senior Vice President, Human Resources and Organization (since 2007)	Vice President, Human Resources, United Technologies Corporation	59

Louis R. Chênevert	Director (since 2006), Chairman (since 2010), President (since 2006) & Chief Executive Officer (since 2008)	President and Chief Operating Officer, United Technologies Corporation; President, Pratt & Whitney	54

Geraud Darnis	President & Chief Executive Officer, UTC Climate, Controls & Security, (since September 2011)	President, Carrier Corporation	52

Michael R. Dumais	President, Hamilton Sundstrand (since September 2011)	Vice President of Operations, Hamilton Sundstrand; Vice President & General Manager, Customer Service, Hamilton Sundstrand	45

Charles D. Gill	Senior Vice President and General Counsel (since 2007)	Vice President, General Counsel, and Secretary, Carrier Corporation	47

Gregory J. Hayes	Senior Vice President and Chief Financial Officer (since 2008)	Vice President, Accounting and Finance, United Technologies Corporation	51

David P. Hess	President, Pratt & Whitney (since 2009)	President, Hamilton Sundstrand Corporation	56

Peter F. Longo	Vice President, Controller (since January 2011)	Vice President, Finance, Hamilton Sundstrand Corporation	52

Didier Michaud-Daniel	President, Otis Elevator (since 2008)	President, Otis United Kingdom and Central Europe Area, Otis Elevator	54

Jeffrey P. Pino	President, Sikorsky Aircraft (since 2006)	___	57

Thomas I. Rogan	Vice President, Treasurer (since 2001)	___	59

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2012 Annual Meeting of Shareowners titled “Other Matters” under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.utc.com/Governance/Ethics/Code+of+Ethics. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Committee on Nominations and Governance, Public Issues Review Committee and Committee on Compensation and Executive Development are available on our website at http://www.utc.com/Governance/Board+of+Directors. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, United Technologies Building, Investor Relations, Hartford, CT 06101.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2012 Annual Meeting of Shareowners titled “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and the Equity Compensation Plan Information required by Item 12 is incorporated herein by reference to the sections of our Proxy Statement for the 2012 Annual Meeting titled “Security Ownership of Directors, Nominees, Executive Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 concerning Common Stock issuable under UTC’s equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareowners	55,113,000	(1)	$60.47	55,522,000	(2)
Equity compensation plans not approved by shareowners	4,026,000	(3)	$43.00	0

Total	59,139,000		$59.20	55,522,000

(1)	Consists of: (i) shares of Common Stock issuable upon the exercise of stock options awarded under the 1989 Long-Term Incentive Plan (1989 LTIP), the 2005 Long-Term Incentive Plan, as amended (2005 LTIP) and the Non-Employee Director Stock Option Plan (Non-Employee Director Plan); and (ii) shares of Common Stock issuable pursuant to outstanding restricted share, restricted share unit and performance share unit awards, assuming performance at the target level. This amount includes 811,000 restricted shares and restricted share units and 2,963,000 performance share units at the target level. Up to an additional 2,963,000 shares could be issued if performance goals are achieved above target. The weighted average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clause (i).

(2)	Represents as of December 31, 2011 the maximum number of shares of Common Stock remaining available for award. Stock awards will result in a reduction in the number of shares of UTC Common Stock available for delivery under the 2005 LTIP in an amount equal to 4.03 times the number of shares to which the award corresponds. Stock options and stock appreciation rights do not constitute stock awards and will result in a reduction in the number of shares of UTC Common Stock available for delivery under the 2005 LTIP on a one-for-one basis.

(3)	Consists of stock options awarded under the UTC Employee Stock Option Plan. This Plan authorized the award of non-qualified stock options to employees below the executive level considered to have the potential to contribute to the long-term success of UTC. These options have a fixed option price equal to the fair market value of Common Stock on the date the stock option was granted. Options vest three years after the grant date and have a ten-year term. Effective April 14, 2005, all equity incentive compensation awards are provided under the shareowner-approved 2005 LTIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2012 Annual Meeting titled “General Information Concerning the Board of Directors,” “Director Independence,” and “Other Matters” (under the subheading “Transactions with Related Persons”).

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2012 Annual Meeting titled “Appointment of a Firm of Independent Registered Public Accountants to Serve as Independent Auditor for 2012,” including the information provided in that section with regard to “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated herein by reference to the 2011 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2011:

Page Number in Form 10-K
SCHEDULE I—Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

SCHEDULE II—Valuation and Qualifying Accounts	S-II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number

2.1	Agreement and Plan of Merger, among United Technologies Corporation, Charlotte Lucas Corporation, and Goodrich Corporation, dated as of September 21, 2011, incorporated by reference to Exhibit 2.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 23, 2011.

3(i)	Restated Certificate of Incorporation, restated as of May 5, 2006, incorporated by reference to Exhibit 3(i) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2006.

3(ii)	Bylaws as amended and restated effective December 10, 2008, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on December 12, 2008.

4.1	Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee, incorporated by reference to Exhibit 4(a) to UTC’s Registration Statement on Form S-3 (Commission file number 333-60276) filed with the SEC on May 4, 2001. UTC hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of UTC and its consolidated subsidiaries and any unconsolidated subsidiaries.

10.1	United Technologies Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to UTC’s Proxy Statement for the 1975 Annual Meeting of Shareowners, Amendment No. 1 thereto, effective January 1, 1995, incorporated by reference to Exhibit 10.2 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1995, and Amendment No. 2 thereto, effective January 1, 2009, incorporated by reference to Exhibit 10.1 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.2	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1992.

10.3	United Technologies Corporation Pension Preservation Plan, as amended and restated, effective December 31, 2009, incorporated by reference to Exhibit 10.3 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2009.

10.4	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1992, as amended by Amendment thereto, effective December 10, 2003, incorporated by reference to Exhibit 10.4 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2003, and Amendment thereto, effective June 11, 2008, incorporated by reference to Exhibit 10.4 of UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2008, and Amendment thereto, dated February 4, 2011, incorporated by reference to Exhibit 10.4 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2010.

10.5	United Technologies Corporation Deferred Compensation Plan, as amended and restated, effective January 1, 2005, incorporated by reference to Exhibit 10.5 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.6	United Technologies Corporation Long Term Incentive Plan, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1989, as amended by Amendment No. 1, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1995, and Amendment No. 2, incorporated by reference to Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2003.

10.7	Schedule of Terms for Nonqualified Stock Option and Dividend Equivalent Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.15 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2004.

10.8	Schedule of Terms and Form of Award for Restricted Stock Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.1 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.9	Schedule of Terms and Form of Award for Nonqualified Stock Option Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.2 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.10	Schedule of Terms and Forms of Award for Continuous Improvement Incentive Program Non-qualified Stock Option and Dividend Equivalent Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.6 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.11	United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective June 10, 2009, incorporated by reference to Exhibit 10.7 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2009.

10.12	Schedule of Terms for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11), effective December 22, 2010, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2010.

10.13	Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on March 24, 2006.

10.14	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated October 13, 2010, incorporated by reference to Exhibit 10.14 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2010.

10.15	Retainer Payment Election Form for United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.14), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 18, 2006.

10.16	Form of Deferred Restricted Stock Unit Award relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.14), incorporated by reference to Exhibit 10.16 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2009.

10.17	United Technologies Corporation Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1995, as amended by Amendment No. 1, incorporated by reference to Exhibit 10(iii)(A)(2) to UTC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, Amendment No. 2, incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, Amendment No. 3, incorporated by reference to Exhibit 10.17 to UTC’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001, Amendment No. 4, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ending December 31, 2002 and Amendment No. 5, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2003.

10.18	Form of Nonqualified Stock Option Award relating to the United Technologies Corporation Nonemployee Director Stock Option Plan, as amended (referred to above in Exhibit 10.17), incorporated by reference to Exhibit 10.4 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.19	United Technologies Corporation 2005 Long-Term Incentive Plan, as amended and restated effective April 13, 2011, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 19, 2011.

10.20	Schedule of Terms for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.21	Form of Award Agreement for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.22	Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.23	Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.4 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.24	Schedule of Terms for performance share unit awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.28 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.25	Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.29 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.26	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K filed with the SEC on October 16, 2006.

10.27	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on December 20, 2005.

10.28	United Technologies Corporation LTIP Performance Share Unit Deferral Plan, relating to the 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.36 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.29	United Technologies Corporation International Deferred Compensation Replacement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.35 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.30	United Technologies Corporation Company Automatic Excess Plan, effective January 1, 2010, incorporated by reference to Exhibit 10.30 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2009.

10.31	United Technologies Corporation Savings Restoration Plan, effective January 1, 2010, incorporated by reference to Exhibit 10.31 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2009.

10.32	Services Agreement by and between United Technologies Corporation and Ari Bousbib, effective September 1, 2010, incorporated by reference to Exhibit 10.32 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2010.

10.33	Bridge Credit Agreement, among United Technologies Corporation, the Lenders (as defined therin), JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, HSBC Securities (USA) Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated, dated as of November 8, 2011.*

11	Statement Re: Computations of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Annual Report for the year ended December 31, 2011 (except for the information therein expressly incorporated by reference in this Form 10-K, the Annual Report is provided solely for the information of the SEC and is not to be deemed “filed” as part of this Form 10-K).*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/Governance/Ethics/Code+of+Ethics.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24	Powers of Attorney of John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Edward A. Kangas, Ellen J. Kullman, Charles R. Lee, Richard D. McCormick, Harold W. McGraw III, Richard B. Myers, H. Patrick Swygert, André Villeneuve and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20111231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20111231.xsd)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20111231_cal.xml)

101.DEF	XBRL Taxonomy Definition Linkbase Document.* File name: utx-20111231_def.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20111231_lab.xml)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20111231_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.33 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the three years ended December 31, 2011, (ii) Consolidated Balance Sheet as of December 31, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the three years ended December 31, 2011, (iv) Consolidated Statement of Changes in Equity for the three years ended December 31, 2011, (v) Notes to Consolidated Financial Statements, and (vi) Financial Schedule of Valuation and Qualifying Accounts.

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

Date: February 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOUIS R. CHÊNEVERT (Louis R. Chênevert)	Director, Chairman & Chief Executive Officer (Principal Executive Officer)	February 9, 2012

/s/ GREGORY J. HAYES (Gregory J. Hayes)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2012

/s/ PETER F. LONGO (Peter F. Longo)	Vice President, Controller (Principal Accounting Officer)	February 9, 2012

/s/ JOHN V. FARACI * (John V. Faraci)	Director

/s/ JEAN-PIERRE GARNIER* (Jean-Pierre Garnier)	Director

/s/ JAMIE S. GORELICK * (Jamie S. Gorelick)	Director

/s/ EDWARD A. KANGAS * (Edward A. Kangas)	Director

/s/ ELLEN J. KULLMAN * (Ellen J. Kullman)	Director

/s/ CHARLES R. LEE * (Charles R. Lee)	Director

/s/ RICHARD D. MCCORMICK * (Richard D. McCormick)	Director

/s/ HAROLD W. MCGRAW III * (Harold W. McGraw III)	Director

Signature	Title	Date

/s/ RICHARD B. MYERS * (Richard B. Myers)	Director

/s/ H. PATRICK SWYGERT * (H. Patrick Swygert)	Director

/s/ ANDRÉ VILLENEUVE * (André Villeneuve)	Director

/s/ CHRISTINE TODD WHITMAN * (Christine Todd Whitman)	Director

*By:	/s/ CHARLES D. GILL
Charles D. Gill Senior Vice President and General Counsel, as Attorney-in-Fact

Date: February 9, 2012

SCHEDULE I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of United Technologies Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 9, 2012 appearing in the 2011 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 9, 2012

S-I

SCHEDULE II

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Three Years Ended December 31, 2011

(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 2008	$386
Provision charged to income	145
Doubtful accounts written off (net)	(80)

Balance December 31, 2009	451
Provision charged to income	58
Doubtful accounts written off (net)	(47)
Other adjustments	(14)

Balance December 31, 2010	448
Provision charged to income	88
Doubtful accounts written off (net)	(38)
Other adjustments	(42)

Balance December 31, 2011	$456

Future Income Tax Benefits—Valuation allowance:
Balance December 31, 2008	$698
Additions charged to income tax expense	186
Additions charged to goodwill, due to acquisitions	3
Reductions credited to income tax expense	(16)
Other adjustments	32

Balance December 31, 2009	903
Additions charged to income tax expense	93
Reductions charged to goodwill, due to acquisitions	(3)
Reductions credited to income tax expense	(44)
Other adjustments	(38)

Balance December 31, 2010	911
Additions charged to income tax expense	130
Reductions credited to income tax expense	(27)
Other adjustments	(37)

Balance December 31, 2011	$977

S-II