Form 10-Q
period 2012-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2012-04-30
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At March 31, 2012 there were 911,358,152 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2012

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2012	2011
Net Sales:
Product sales	$8,421	$8,687
Service sales	4,003	3,993

	12,424	12,680

Costs and Expenses:
Cost of products sold	6,329	6,475
Cost of services sold	2,612	2,689
Research and development	547	470
Selling, general and administrative	1,535	1,456

	11,023	11,090

Other income, net	301	98

Operating profit	1,702	1,688
Interest expense, net	129	148

Income from continuing operations before income taxes	1,573	1,540
Income tax expense	315	486

Net income from continuing operations	1,258	1,054

Discontinued operations (Note 2):
Income from operations	41	90
Loss on disposal	(961)	—
Income tax benefit (expense)	69	(43)

Net (loss) income on discontinued operations	(851)	47

Net income	407	1,101
Less: Noncontrolling interest in subsidiaries’ earnings	77	89

Net income attributable to common shareowners	$330	$1,012

Comprehensive income	$904	$1,805
Less: Comprehensive income attributable to noncontrolling interests	85	125

Comprehensive income attributable to common shareowners	$819	$1,680

Net income (loss) attributable to common shareowners:
Net income from continuing operations	$1,183	$967
Net (loss) income from discontinued operations	$(853)	$45

Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$1.33	$1.08
Net income attributable to common shareowners	$.37	$1.13

Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.31	$1.06
Net income attributable to common shareowners	$.36	$1.11

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in millions)	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$6,285	$5,960
Accounts receivable, net	8,833	9,546
Inventories and contracts in progress, net	8,366	7,797
Future income tax benefits, current	1,695	1,662
Assets of discontinued operations	1,941	—
Other assets, current	727	793

Total Current Assets	27,847	25,758

Customer financing assets	1,026	1,035
Future income tax benefits	2,357	2,387
Fixed assets	15,522	15,980
Less: Accumulated depreciation	(9,687)	(9,779)

Fixed assets, net	5,835	6,201

Goodwill	16,169	17,943
Intangible assets, net	3,769	3,918
Other assets	4,721	4,210

Total Assets	$61,724	$61,452

Liabilities and Equity
Short-term borrowings	$221	$630
Accounts payable	5,281	5,570
Accrued liabilities	11,978	12,287
Liabilities of discontinued operations	771	—
Long-term debt currently due	79	129

Total Current Liabilities	18,330	18,616

Long-term debt	9,491	9,501
Future pension and postretirement benefit obligations	5,177	5,007
Other long-term liabilities	4,934	5,150

Total Liabilities	37,932	38,274

Commitments and contingent liabilities (Note 14)
Redeemable noncontrolling interest	243	358
Shareowners’ Equity:
Common Stock	13,653	13,445
Treasury Stock	(19,400)	(19,410)
Retained earnings	33,389	33,487
Unearned ESOP shares	(149)	(152)
Accumulated other comprehensive loss	(5,001)	(5,490)

Total Shareowners’ Equity	22,492	21,880
Noncontrolling interest	1,057	940

Total Equity	23,549	22,820

Total Liabilities and Equity	$61,724	$61,452

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Operating Activities of Continuing Operations:
Net income from continuing operations	$1,258	$1,054
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	320	316
Deferred income tax provision	159	122
Stock compensation cost	48	50
Change in:
Accounts receivable	477	(41)
Inventories and contracts in progress	(719)	(817)
Other current assets	(13)	(70)
Accounts payable and accrued liabilities	64	656
Global pension contributions	(13)	(29)
Other operating activities, net	(269)	79

Net cash flows provided by operating activities of continuing operations	1,312	1,320

Investing Activities of Continuing Operations:
Capital expenditures	(188)	(171)
Investments in businesses	(72)	(106)
Dispositions of businesses	52	49
Decrease in customer financing assets, net	16	18
Other investing activities, net	80	8

Net cash flows used in investing activities of continuing operations	(112)	(202)

Financing Activities of Continuing Operations:
Repayment of long-term debt, net	(63)	(33)
(Decrease) increase in short-term borrowings, net	(404)	226
Common Stock issued under employee stock plans	120	89
Dividends paid on Common Stock	(412)	(368)
Repurchase of Common Stock	—	(727)
Other financing activities, net	(78)	(58)

Net cash flows used in financing activities of continuing operations	(837)	(871)

Discontinued Operations:
Net cash (used in) provided by operating activities	(10)	41
Net cash provided by investing activities	1	1
Net cash used in financing activities	(2)	(8)

Net cash (used in) provided by discontinued operations	(11)	34

Effect of foreign exchange rate changes on cash and cash equivalents	50	76

Net increase in cash and cash equivalents	402	357

Cash and cash equivalents, beginning of year	5,960	4,083

Cash and cash equivalents, end of period	6,362	4,440
Less: Cash and cash equivalents of discontinued operations	77	—

Cash and cash equivalents of continuing operations, end of period	$6,285	$4,440

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at March 31, 2012 and for the quarters ended March 31, 2012 and 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2011 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2011 (2011 Form 10-K).

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. On September 28, 2011, we announced a new organizational structure that allows us to better serve customers through greater integration across product lines. Effective January 1, 2012, we formed the UTC Climate, Controls & Security segment which combines the former Carrier and UTC Fire & Security segments. On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of non-core businesses. The results of operations including the expected loss and the related cash flows which result from these non-core businesses have been reclassified to Discontinued Operations in our Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for all periods presented.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions and Dispositions. During the quarter ended March 31, 2012, our investment in business acquisitions was $75 million (including debt assumed of $3 million), and consisted primarily of a number of small acquisitions in our commercial businesses.

On September 21, 2011, we announced an agreement to acquire Goodrich Corporation (Goodrich), a global supplier of systems and services to the aerospace and defense industry with 2011 sales of $8.1 billion. Goodrich products include aircraft nacelles and interior systems, actuation and landing systems, and electronic systems. Under the terms of the agreement, Goodrich shareholders will receive $127.50 in cash for each share of Goodrich common stock they own at the time of the closing of the transaction. This equates to a total estimated enterprise value of $18.4 billion, including $1.9 billion in net debt to be assumed. In March 2012, Goodrich received shareholder approval for the transaction. The transaction is subject to customary closing conditions, including regulatory approvals. We expect that this acquisition will close in mid-2012. Once the acquisition is complete, Goodrich and Hamilton Sundstrand will be combined to form a new segment named UTC Aerospace Systems. This segment and our Pratt & Whitney segment will be separately reportable segments although they will both be included within the UTC Propulsion & Aerospace Systems organizational structure. We expect the increased scale, financial strength and complementary products of the new combined business will strengthen our position in the aerospace and defense industry. Further, we expect that this acquisition will enhance our ability to support our customers with more integrated systems.

On October 12, 2011, Pratt & Whitney and Rolls-Royce plc (Rolls-Royce), participants in the IAE International Aero Engines AG (IAE) collaboration, announced an agreement to restructure their interests in IAE. Under the terms of the agreement, Rolls-Royce will sell its interests in IAE and license its V2500 intellectual property in IAE to Pratt & Whitney for $1.5 billion plus an agreed payment contingent on each hour flown by V2500-powered aircraft in service at the closing date during the fifteen year period following closing of the transaction. Consummation of this restructuring is subject to regulatory approvals and other closing conditions. Upon closing, we anticipate Pratt & Whitney will begin consolidating IAE. The acquisition of the additional interests in IAE and the intellectual property licenses will be reflected as intangible assets and amortized in relation to the economic benefits received over the projected remaining life of the V2500 program.

On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay a portion of the short-term debt we expect to incur as part of the financing for the proposed acquisition of Goodrich. See Note 2 for further discussion.

Goodwill. Changes in our goodwill balances during the quarter ended March 31, 2012 were as follows:

(Dollars in millions)	Balance as of January 1, 2012	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of March 31, 2012
Otis	$1,516	$6	$13	$1,535
UTC Climate, Controls & Security	9,758	21	34	9,813
Pratt & Whitney	1,223	—	(534)	689
Hamilton Sundstrand	4,475	—	(726)	3,749
Sikorsky	348	—	4	352

Total Segments	17,320	27	(1,209)	16,138
Eliminations and other	623	—	(592)	31

Total	$17,943	$27	$(1,801)	$16,169

During the quarter ended March 31, 2012, goodwill balances decreased $1.8 billion, primarily as a result of the decision to divest a number of non-core businesses, which is reflected under “Foreign currency translation and other” in the table above. See Note 2 for further discussion.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2012		December 31, 2011
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,088	$(1,101)	$2,036	$(1,060)
Patents and trademarks	412	(161)	463	(183)
Other, principally customer relationships	3,235	(1,465)	3,329	(1,429)

	5,735	(2,727)	5,828	(2,672)

Unamortized:
Trademarks and other	761		762

Total	$6,496	$(2,727)	$6,590	$(2,672)

Amortization of intangible assets for the quarter ended March 31, 2012 was $99 million compared with $100 million for the same period of 2011. Average amortization of these intangible assets for 2012 through 2016 is expected to approximate $340 million per year.

Note 2: Discontinued Operations

On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay a portion of the short-term debt we expect to incur as part of the financing for the proposed acquisition of Goodrich. The divestitures are expected to generate approximately $3 billion in cash, net of taxes. The results of operations including the net gain or loss and the related cash flows which result from these non-core businesses have been reclassified to Discontinued Operations on our Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for all periods presented. The assets and liabilities of these non-core businesses have been reclassified to Discontinued Operations on our Condensed Consolidated Balance Sheet as of March 31, 2012. Cash flows from the operation of these discontinued businesses will continue until their disposals, most of which are expected to occur in the second half of 2012.

The planned divestitures are Hamilton Sundstrand’s Industrial businesses, Pratt & Whitney Rocketdyne (“Rocketdyne”), and Clipper Windpower (“Clipper”). The operating results of Clipper had previously been reported within “Eliminations & other” in our segment disclosure. As a result of the decision to dispose of these businesses, the Company has recorded pre-tax goodwill impairment charges of approximately $360 million and $590 million related to Rocketdyne and Clipper, respectively, in discontinued operations during the first quarter of 2012. The goodwill impairment charges result from the decision to dispose of both Rocketdyne and Clipper within a relatively short period after acquiring the businesses. Consequently, there has not been sufficient opportunity for the long-term operations to recover the value implicit in goodwill at the initial date of acquisition. Fair value of these businesses has been estimated using information available in the marketplace as we market these businesses for sale.

The following summarized financial information related to these non-core businesses has been segregated from continuing operations and will be reported as discontinued operations through the dates of disposition:

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Discontinued Operations:
Net sales	$516	$664

Income from operations	$41	$90
Income tax expense	(15)	(43)

Income from operations, net of income taxes	26	47
Loss on disposal	(961)	—
Income tax benefit	84	—

Net (loss) income on discontinued operations	$(851)	$47

The income tax benefit for the first quarter of 2012 includes approximately $235 million of unfavorable income tax adjustments related to the recognition of a deferred tax liability on the existing difference between the accounting versus tax gain on the planned dispositions of Hamilton Sundstrand’s Industrial Businesses.

The assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheet as of March 31, 2012 are:

(Dollars in millions)
Assets
Cash and cash equivalents	$77
Accounts receivable, net	319
Inventories and contracts in progress, net	159
Future income tax benefits, current	20
Other assets, current	20
Future income tax benefits	7
Fixed assets, net	302
Goodwill	909
Intangible assets, net	109
Other assets	19

Assets of Discontinued Operations	$1,941

Liabilities
Short-term borrowings	$1
Accounts payable	145
Accrued liabilities	513
Future pension and postretirement benefit obligations	4
Other long-term liabilities	108

Liabilities of Discontinued Operations	$771

Note 3: Earnings Per Share

	Quarter Ended March 31,
(Dollars in millions, except per share amounts; shares in millions)	2012	2011
Net income from continuing operations	$1,183	$967
Net (loss) income from discontinued operations	(853)	45

Net income attributable to common shareowners	$330	$1,012

Basic weighted average number of shares outstanding	890.9	898.7
Stock awards	13.0	16.2

Diluted weighted average number of shares outstanding	903.9	914.9

Earnings (Loss) Per Share of Common Stock - Basic:
Net income from continuing operations	$1.33	$1.08
Net (loss) income from discontinued operations	(0.96)	0.05
Net income attributable to common shareowners	0.37	1.13

Earnings (Loss) Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.31	$1.06
Net (loss) income from discontinued operations	(0.94)	0.05
Net income attributable to common shareowners	0.36	1.11

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the quarters ended March 31, 2012 and 2011, there were no anti-dilutive stock awards excluded from the computation.

Note 4: Inventories and Contracts in Progress

(Dollars in millions)	March 31, 2012	December 31, 2011
Raw materials	$1,247	$1,321
Work-in-process	3,596	3,175
Finished goods	3,238	3,078
Contracts in progress	7,173	6,899

	15,254	14,473

Less:
Progress payments, secured by lien, on U.S. Government contracts	(387)	(422)
Billings on contracts in progress	(6,501)	(6,254)

	$8,366	$7,797

As of March 31, 2012 and December 31, 2011, the above inventory balances include capitalized contract development costs of $808 million and $776 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventory principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Note 5: Borrowings and Lines of Credit

(Dollars in millions)	March 31, 2012	December 31, 2011
Commercial paper	$20	$455
Other borrowings	201	175

Total short-term borrowings	$221	$630

At March 31, 2012, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.0 billion pursuant to a $2.0 billion revolving credit agreement and a $2.0 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of March 31, 2012, there were no borrowings under either of these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2012, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

On November 8, 2011, we entered into a bridge credit agreement with various financial institutions that provides for a $15 billion unsecured bridge loan facility, available to pay a portion of the cash consideration for the Goodrich acquisition, and to finance certain related transactions and pay related fees and expenses. Any funding under the bridge credit agreement would occur substantially concurrently with the consummation of the Goodrich acquisition, subject to customary conditions for acquisition financings of this type. Any loans made pursuant to the bridge credit agreement would mature on the date that is 364 days after the funding date.

On April 24, 2012, we entered into a term loan credit agreement with various financial institutions that provides for a $2 billion unsecured term loan facility, and which is available to pay a portion of the cash consideration for the Goodrich acquisition and finance certain related transactions and expenses. Any loan under the agreement would mature on December 31, 2012, and funding would occur shortly before consummation of the acquisition, subject to customary conditions for financings of this type. Funding would be conditioned on the substantially contemporaneous termination of the remaining commitments under our $15 billion bridge credit agreement executed on November 8, 2011.

Long-term debt consisted of the following:

(Dollars in millions)	March 31, 2012	December 31, 2011
4.875% notes due 2015*	$1,200	$1,200
5.375% notes due 2017*	1,000	1,000
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	1,250
8.750% notes due 2021	250	250
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
Project financing obligations	87	127
Other (including capitalized leases)	111	131

Total long-term debt	9,570	9,630
Less current portion	(79)	(129)

Long-term debt, net of current portion	$9,491	$9,501

*	We may redeem some or all of these series of notes at any time at a redemption price in U.S. dollars equal to the greater of 100% of the principal amount outstanding of the applicable series of notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the applicable series of notes to be redeemed. The discounts applied on such redemptions are based on a semiannual calculation at an adjusted treasury rate plus 10-50 basis points, depending on the particular series. The redemption price will also include interest accrued to the date of redemption on the principal balance of the notes being redeemed.

We have an existing universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of equity and debt securities for future issuance, subject to our internal limitations on the amount of equity and debt to be issued under this shelf registration statement.

Note 6: Income Taxes

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

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized; interest accrued in relation to unrecognized tax benefits is recorded in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $10 million to a net decrease of $120 million as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals or in the courts, or the closure of tax statutes. A portion of this net reduction may impact the Company’s 2012 or 2013 income tax expense. Not included in the range is €198 million (approximately $263 million) of tax benefits that we have claimed related to a 1998 German reorganization. These tax benefits are currently being reviewed by the German Tax Office in the course of an audit of tax years 1999 to 2000. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. In May 2010, the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.

Tax years 2004 through 2008 are currently before the Appeals Division of the Internal Revenue Service (IRS) for resolution discussions regarding certain proposed tax adjustments with which the Company does not agree. The Company expects resolution discussions relating to the 2004 and 2005 tax years to be completed within the next 12 months. During the quarter, the Company recognized a non-cash gain of approximately $218 million, including a pre-tax interest adjustment of $15 million, as a result of the Examination Division of the IRS completing audit fieldwork for tax years 2006, 2007 and 2008. The IRS also commenced audit fieldwork for the 2009 and 2010 tax years.

Note 7: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to these plans were as follows:

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Defined Benefit Plans	$13	$29

Defined Contribution Plans	$62	$57

There were no contributions to our domestic defined benefit pension plans in the first quarters of 2012 and 2011.

The following tables illustrate the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(Dollars in millions)	2012	2011	2012	2011
Service cost	$115	$111	$1	$1
Interest cost	313	324	8	10
Expected return on plan assets	(456)	(456)	—	—
Amortization	(3)	(3)	—	(1)
Recognized actuarial net loss (gain)	181	115	(2)	(2)
Net settlement and curtailment loss	28	—	—	—

Total net periodic benefit cost	$178	$91	$7	$8

Net settlements and curtailment losses for pension benefits includes a curtailment loss of $21 million related to, and recorded in discontinued operations as of March 31, 2012.

Note 8: Restructuring Costs

During the first quarter of 2012, we recorded net pre-tax restructuring costs in our business segments totaling $138 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$28
UTC Climate, Controls & Security	35
Pratt & Whitney	37
Hamilton Sundstrand	2
Sikorsky	3
Eliminations and other	6

Restructuring costs recorded within continuing operations	111
Restructuring costs recorded within discontinued operations	27

Total	$138

The net costs included $62 million recorded in cost of sales, $49 million in selling, general and administrative expenses, and $27 million in discontinued operations. As described below, these costs primarily relate to actions initiated during 2012 and 2011.

2012 Actions. During the first quarter of 2012, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $116 million, including $54 million in cost of sales, $35 million in selling, general and administrative expenses and $27 million in discontinued operations.

We expect the actions initiated in the first quarter of 2012 to result in net workforce reductions of approximately 1,700 hourly and salaried employees, the exiting of approximately 425,000 net square feet of facilities and the disposal of assets associated with exited facilities. As of March 31, 2012, we have completed net workforce reductions of approximately 350 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2012 and 2013. No specific plans for significant other actions have been finalized at this time.

The following table summarizes the accrual balances and utilization by cost type for the 2012 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Net pre-tax restructuring costs	$96	$12	$8	$116
Utilization and foreign exchange	(12)	(12)	(5)	(29)

Balance at March 31, 2012	$84	$—	$3	$87

The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write- Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$126	$12	$34	$172
Costs incurred - quarter ended March 31, 2012	(96)	(12)	(8)	(116)

Balance at March 31, 2012	$30	$—	$26	$56

The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2012	Remaining Costs at March 31, 2012
Otis	$29	$(23)	$6
UTC Climate, Controls & Security	65	(25)	40
Pratt & Whitney	43	(34)	9
Hamilton Sundstrand	2	(1)	1
Eliminations and other	6	(6)	—
Discontinued operations	27	(27)	—

Total	$172	$(116)	$56

2011 Actions. During the first quarter of 2012, we recorded net pre-tax restructuring costs totaling $20 million for restructuring actions initiated in 2011, including $6 million in cost of sales and $14 million in selling, general and administrative expenses. The 2011 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.

As of March 31, 2012, we have completed net workforce reductions of approximately 3,500 employees of an expected 5,000 employees, and have exited approximately 100,000 net square feet of facilities of an expected 2 million net square feet. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2012 and 2013.

The following table summarizes the accrual balances and utilization by cost type for the 2011 restructuring actions:

(Dollars in millions)	Severance	Asset Write- Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at December 31, 2011	$144	$—	$10	$154
Net pre-tax restructuring costs	10	—	10	20
Utilization and foreign exchange	(71)	—	(6)	(77)

Balance at March 31, 2012	$83	$—	$14	$97

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write- Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$303	$4	$73	$380
Costs incurred through December 31, 2011	(259)	(4)	(23)	(286)
Costs incurred - quarter ended March 31, 2012	(10)	—	(10)	(20)

Remaining costs at March 31, 2012	$34	$—	$40	$74

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred through December 31, 2011	Costs Incurred Quarter Ended March 31, 2012	Remaining Costs at March 31, 2012
Otis	$100	$(76)	$(6)	$18
UTC Climate, Controls & Security	126	(93)	(9)	24
Pratt & Whitney	47	(37)	(2)	8
Hamilton Sundstrand	8	(8)	—	—
Sikorsky	75	(51)	(3)	21
Eliminations and other	1	(1)	—	—
Discontinued operations	23	(20)	—	3

Total	$380	$(286)	$(20)	$74

2010 Actions. As of March 31, 2012, we have approximately $53 million of accrual balances remaining related to 2010 actions.

Note 9: Financial Instruments

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

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $11.0 billion and $10.4 billion at March 31, 2012 and December 31, 2011, respectively.

The following table summarizes the fair value of derivative instruments as of March 31, 2012 and December 31, 2011 which consist solely of foreign exchange contracts:

	March 31, 2012		December 31, 2011
(Dollars in millions)	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Balance Sheet Asset Locations:
Other assets, current	$71	$56	$69	$40
Other assets	18	1	3	2

	89	57	72	42

Total Asset Derivative Contracts		$146		$114

Balance Sheet Liability Locations:
Accrued liabilities	$23	$29	$81	$40
Other long-term liabilities	12	2	43	1

	35	31	124	41

Total Liability Derivative Contracts		$66		$165

The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Gain recorded in Accumulated other comprehensive loss	$92	$99

Gain reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$11	$43

Assuming current market conditions continue, a $10 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2012, all derivative contracts accounted for as cash flow hedges will mature by February 2014.

The effect on the Condensed Consolidated Statement of Comprehensive Income from foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Gain (loss) recognized in Other income, net	$38	$(4)

Fair Value Disclosure. As of January 1, 2012, we adopted the provisions of the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU clarifies many of the existing concepts for measuring fair value and does not result in a change in our application of the Fair Value Measurements and Disclosures Topic of the FASB ASC. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements for each class of assets and liabilities measured at fair value in the balance sheet, which has no impact on our financial statements or disclosures as there are presently no Level 3 fair value measurements in our Condensed Consolidated Balance Sheet. This ASU also requires additional disclosures for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed.

Valuation Hierarchy. The following table provides the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011:

(Dollars in millions)	Total Carrying Value at March 31, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Recurring fair value measurements:
Available-for-sale securities	$897	$897	$—	$—
Derivative assets	146	—	146	—
Derivative liabilities	(66)	—	(66)	—

Nonrecurring fair value measurements:
Equity method investment	239	—	239	—
Business dispositions	145	—	145	—

During 2012, we recorded a non-cash net gain on nonrecurring fair value measurements of approximately $112 million within Other income, net from UTC Climate, Controls & Security’s ongoing portfolio transformation efforts including integrating the legacy UTC Fire & Security businesses with the legacy Carrier businesses. This net gain includes approximately $215 million from the sale of a controlling interest in a manufacturing and distribution joint venture in Asia, partially offset by $103 million of other-than-temporary impairment charges related to planned business dispositions.

(Dollars in millions)	Total Carrying Value at December 31, 2011	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Recurring fair value measurements:
Available-for-sale securities	$926	$926	$—	$—
Derivative assets	114	—	114	—
Derivative liabilities	(165)	—	(165)	—

Nonrecurring fair value measurements:
Equity method investment	13	13	—	—

During 2011, we recorded non-cash other-than-temporary impairment charges of $66 million within Other income, net on an equity investment. The impairment charge recorded on our investment was determined by comparing the carrying value of our investment to the closing market value of the shares on the dates the investment was deemed to be impaired.

Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities are managed on the basis of net exposure to market and credit risks of each of the counterparties. The fair value for these derivative assets and liabilities is measured at the price that would be received on a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of March 31, 2012, there were no significant transfers in and out of Level 1 and Level 2.

As of March 31, 2012, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$275	$270	$283	$276
Customer financing notes receivable	298	272	309	297
Short-term borrowings	(221)	(221)	(630)	(630)
Long-term debt (excluding capitalized leases)	(9,514)	(11,745)	(9,575)	(11,639)

The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of March 31, 2012:

(Dollars in millions)	Total Fair Value at March 31, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Recurring fair value measurements:
Long-term receivables	$270	$—	$270	$—
Customer financing notes receivable	272	—	272	—
Short-term borrowings	(221)	—	(20)	(201)
Long-term debt (excluding capitalized leases)	(11,745)	—	(11,690)	(55)

Valuation Techniques. Our long-term receivables and customer financing notes receivables include our commercial and aerospace long-term trade, government and other receivables, leases, and notes receivable. Our long-term receivables and customer financing notes receivables are measured at fair value using an income statement approach based on the present value of the contractual, promised or most likely cash flows discounted at observed or estimated market rate for comparable assets or liabilities that are traded in the market. Based on these inputs, long-term receivables and customer financing notes receivables are classified within Level 2 of the valuation hierarchy. Our short-term borrowings include commercial paper and other international credit facility agreements. Our long-term debt includes domestic and international notes. Commercial paper and domestic long-term notes are measured at fair values based on comparable transactions and current market interest rates quoted in active markets for similar assets, and are classified within Level 2 of the valuation hierarchy. Foreign short-term borrowings and foreign long-term notes are measured at fair value based on comparable transactions and rates calculated from the respective countries’ yield curves. Based on these inputs, foreign borrowings and foreign long-term notes are classified within Level 3 of the valuation hierarchy. The fair values of Accounts receivable and Accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

We had outstanding commercial aerospace financing and other contractual commitments totaling approximately $2.2 billion and $2.3 billion at March 31, 2012 and December 31, 2011, respectively. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitment itself is not readily determinable and is not considered significant.

Note 10: Credit Quality of Long-Term Receivables

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

Our classes within aerospace long-term receivables are comprised of long-term trade accounts receivable and notes and leases receivable. Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as “Other assets” in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as “Customer financing assets” in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace long-term receivables as of March 31, 2012 and December 31, 2011:

(Dollars in millions)	March 31, 2012	December 31, 2011
Long-term trade accounts receivable	$195	$204
Notes and leases receivable	353	365

Total long-term receivables	$548	$569

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

Long-term receivables can be considered delinquent if payment has not been received in accordance with the underlying agreement. If determined delinquent, long-term trade accounts receivable and notes and leases receivable balances accruing interest may be placed on nonaccrual status. We record potential losses related to long-term receivables when identified. The reserve for credit losses on these receivables relates to specifically identified receivables that are evaluated individually for impairment. For notes and leases receivable, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Uncollectible long-term receivables are written-off when collection of the indebtedness has been pursued for a reasonable period of time without collection; the customer is no longer in operation; or judgment has been levied, but the underlying assets are not adequate to satisfy the indebtedness. At both March 31, 2012 and December 31, 2011, we do not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.

The following table provides the balance of aerospace long-term receivables and summarizes the associated changes in the reserve for estimated credit losses and exposure for the quarters ended March 31, 2012 and 2011, respectively:

(Dollars in millions)	2012	2011
Beginning balance of the reserve for credit losses and exposure as of January 1	$70	$42
Provision	—	—
Charge-offs	—	—
Recoveries	—	(9)
Other	(4)	—

Ending balance of the reserve for credit losses and exposure: individually evaluated for impairment as of March 31	$66	$33

Ending balance of long-term receivables: individually evaluated for impairment as of March 31	$548	$524

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

The following table summarizes the credit risk profile by creditworthiness category for aerospace long-term receivable balances at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Dollars in millions)	Long-term trade accounts receivable	Notes and leases receivable	Long-term trade accounts receivable	Notes and leases receivable
A - (low risk, collateralized/uncollateralized)	$192	$—	$201	$—
B - (moderate risk, collateralized/uncollateralized)	3	285	3	295
C - (high risk, collateralized/uncollateralized)	—	68	—	70
D - (in default, uncollateralized)	—	—	—	—

Total	$195	$353	$204	$365

Note 11: Shareowners’ Equity and Noncontrolling Interest

As of January 1, 2012, we adopted the provisions of the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” As a result of this adoption, we have presented total comprehensive income for each of the periods presented within a single continuous Condensed Consolidated Statement of Comprehensive Income.

A summary of the changes in shareowners’ equity and noncontrolling interest (excluding redeemable noncontrolling interest) comprising total equity for the quarters ended March 31, 2012 and 2011 is provided below:

	Quarter Ended March 31,
	2012			2011
(Dollars in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$21,880	$940	$22,820	$21,385	$947	$22,332
Comprehensive income for the period:
Net income	330	77	407	1,012	89	1,101
Total other comprehensive income	489	8	497	668	36	704

Total comprehensive income for the period	819	85	904	1,680	125	1,805
Common Stock issued under employee plans	229		229	194		194
Common Stock repurchased	—		—	(750)		(750)
Dividends on Common Stock	(412)		(412)	(368)		(368)
Dividends on ESOP Common Stock	(16)		(16)	(15)		(15)
Dividends attributable to noncontrolling interest		(58)	(58)		(76)	(76)
Purchase of subsidiary shares from noncontrolling interest	(8)	(1)	(9)	—	—	—
Sale of subsidiary shares in noncontrolling interest	—	15	15	3	8	11
Acquisition of noncontrolling interest		8	8		5	5
Disposition of noncontrolling interest		(4)	(4)		—	—
Redeemable noncontrolling interest in subsidiaries’ earnings		(4)	(4)		(5)	(5)
Redeemable noncontrolling interest in total other comprehensive income		1	1		(4)	(4)
Change in redemption value of put options	—		—	(3)		(3)
Redeemable noncontrolling interest reclassification to noncontrolling interest		75	75		—	—

Equity, end of period	$22,492	$1,057	$23,549	$22,126	$1,000	$23,126

A summary of the changes in each component of accumulated other comprehensive (loss) income for the quarter ended March 31, 2012 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains on Available- for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2011	$206	$(5,810)	$164	$(50)	$(5,490)
Other comprehensive income - quarter ended March 31, 2012	318	99	11	61	489

Balance at March 31, 2012	$524	$(5,711)	$175	$11	$(5,001)

All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value.

A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters ended March 31, 2012 and 2011 is provided below:

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Redeemable noncontrolling interest, beginning of period	$358	$317
Net income	4	5
Foreign currency translation, net	(1)	4
Dividends attributable to noncontrolling interest	(11)	(10)
Purchase of subsidiary shares from noncontrolling interest	(32)	—
Change in redemption value of put options	—	3
Redeemable noncontrolling interest reclassification to noncontrolling interest	(75)	—

Redeemable noncontrolling interest, end of period	$243	$319

Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarters ended March 31, 2012 and 2011 is provided below:

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Net income attributable to common shareowners	$330	$1,012

Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	—	3
Decrease in common stock for purchase of subsidiary shares	(8)	—

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$322	$1,015

Note 12: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2011.

The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2012 and 2011 are as follows:

(Dollars in millions)	2012	2011
Balance as of January 1	$1,468	$1,136
Warranties and performance guarantees issued	77	134
Settlements made	(82)	(120)
Other	(328)	281

Balance as of March 31	$1,135	$1,431

The decrease in the above table in “Other” during the quarter ended March 31, 2012 primarily reflects the impact of warranty reserves reclassified to Liabilities of Discontinued Operations, see Note 2 for further discussion. The increase reflected in “Other” during the quarter ended March 31, 2011 primarily reflected the impact of finalizing purchase accounting on the acquisition of Clipper.

Note 13: Collaborative Arrangements

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which sales, costs and risks are shared. Sales generated from engine programs, spare parts, and aftermarket business under collaboration arrangements are recorded as earned in our financial statements. Amounts attributable to our collaborative partners for their share of sales are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement of the collaborators’ share of program costs is recorded as a reduction of the related expense item at that time. As of March 31, 2012, the collaborators’ interests in all commercial engine programs ranged from 12% to 48%, inclusive of a portion of Pratt & Whitney’s interests held by other participants. Pratt & Whitney is the principal participant in all existing collaborative arrangements. There are no individually significant collaborative arrangements and none of the partners exceed a 31% share in an individual program.

On October 12, 2011, Pratt & Whitney and Rolls-Royce announced an agreement to restructure their interests in IAE and to form a new joint venture to develop engines to power the next generation of mid-size aircraft that will replace the existing fleet of mid-size aircraft currently in service or in development. Consummation of each of these transactions is subject to regulatory approvals and other closing conditions. We expect the restructuring of the parties’ interests in IAE to be completed in mid-2012. The closing of the new joint venture is also subject to the completion of the restructuring of the parties’ interests in IAE and may take a substantially longer period of time to complete. See Note 1 for further discussion.

Note 14: Contingent Liabilities

Summarized below are the matters previously described in Note 17 of the Notes to the Consolidated Financial Statements in our 2011 Annual Report, incorporated by reference in our 2011 Form 10-K, updated as applicable.

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

Our contracts with the U.S. government are also subject to audits. Like many defense contractors, we have received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain other cases. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely settlement amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount.

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

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $92 million (including interest through March 2012). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims, which is pending. We do not believe the resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

A significant portion of our activities are subject to export control regulation by the U.S. Department of State (State Department) under the U.S. Arms Export Control Act and International Traffic in Arms Regulations (ITAR). From time to time, we identify, investigate, remediate and voluntarily disclose to the State Department’s Office of Defense Trade Controls Compliance (DTCC) potential violations of the ITAR. DTCC administers the State Department’s authority under the ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Most of our voluntary disclosures are resolved without the imposition of penalties or other sanctions. However, as previously disclosed, in November 2011, DTCC informed us that it considers certain of our voluntary disclosures filed since 2005 to reflect deficiencies warranting penalties and sanctions. We are currently in discussions with DTCC to reach a consent agreement, which we anticipate will provide for a payment by the Company to the State Department and commitments regarding additional remedial compliance efforts.

The voluntary disclosures that we anticipate will be addressed in the consent agreement currently under discussion include 2006 and 2007 disclosures regarding the export by Hamilton Sundstrand to Pratt & Whitney Canada (P&WC) of certain modifications to dual-use electronic engine control software, and the re-export by P&WC of those software modifications and subsequent P&WC-developed patches to China during the period 2002-2004 for use in the development of the Z-10 Chinese military helicopter. As previously disclosed, the DOJ has also separately conducted a criminal investigation of the matters addressed in these disclosures, as well as the accuracy and adequacy of the disclosures. We have been cooperating with the DOJ’s investigation. Since November 2011, we have been in discussions with the DOJ to resolve this matter.

We continue to evaluate the range of possible outcomes of these separate but related export compliance matters and have recognized a potential liability at March 31, 2012 of $55 million. We currently expect resolution of these matters to occur in the first half of 2012. We do not believe the ultimate resolution of these matters, individually or collectively, will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Other. We extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.

During the first quarter of 2012, we identified the potential for additional remediation costs associated with certain components within the main shaft of wind turbines previously installed by our Clipper business. We are currently researching the cause of the underlying quality issues and have not yet identified the final corrective remediation actions. We are unable to determine a reasonably possible remediation cost estimate at this time. Depending upon the nature of the remediation actions required and the number of installed turbines that may be affected, the outcome of this matter could result in a material effect on our results of operations in the period in which a warranty liability would be recognized or cash flows for the period in which warranty remediation is performed.

We are involved in a number of other legal proceedings, investigations and other contingency matters, including government audit matters, environmental investigatory, remediation, operating and maintenance costs, performance guarantees, self-insurance programs and matters arising out of the normal course of business. We are also subject to a number of routine lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the ordinary course of our business. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals and related disclosures are appropriate. The Company has established reserves for several hundred of its legal proceedings and other matters. We accrue contingencies based upon a range of possible outcomes. If no amount within this range is a better estimate than any other, then we accrue the minimum amount. With respect to any additional losses that may be incurred in excess of those accrued, either they are considered not material or we do not believe that a range of reasonably possible losses (defined by the relevant accounting literature to include all potential losses other than those deemed “remote”) can be determined. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

All forward-looking statements concerning the possible or anticipated outcome of environmental, investigatory, litigation proceedings and other contingency matters involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. For further information as to these risks and uncertainties, see “Cautionary Note Concerning Factors That May Affect Future Results” and Part II, Item 1A, “Risk Factors” in this Form 10-Q.

Note 15: Segment Financial Data

Our operations are classified into five principal segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. On September 28, 2011, we announced a new organizational structure that allows us to better serve customers through greater integration across product lines. Effective January 1, 2012, we formed the UTC Climate, Controls & Security segment which combines the former Carrier and UTC Fire & Security segments.

Results for the quarters ended March 31, 2012 and 2011 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Otis	$2,770	$2,772	$566	$630	20.4%	22.7%
UTC Climate, Controls & Security	4,112	4,393	544	471	13.2%	10.7%
Pratt & Whitney	3,052	2,873	389	428	12.7%	14.9%
Hamilton Sundstrand	1,236	1,138	198	172	16.0%	15.1%
Sikorsky	1,346	1,582	136	141	10.1%	8.9%

Total segments	12,516	12,758	1,833	1,842	14.6%	14.4%
Eliminations and other	(92)	(78)	(35)	(65)
General corporate expenses	—	—	(96)	(89)

Consolidated	$12,424	$12,680	$1,702	$1,688	13.7%	13.3%

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.

Note 16: Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance a financial statement user’s ability to understand the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to an enforceable master netting or similar arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This ASU includes enhanced disclosure requirements, including both gross and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting arrangement. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. We are currently evaluating the impact of this new ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2012 and 2011, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 30, 2012, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of March 31, 2012, and the related condensed consolidated statement of comprehensive income for the three-month periods ended March 31, 2012 and 2011 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2012 and 2011. This interim financial information is the responsibility of the Corporation’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, of cash flows and of changes in equity for the year then ended (not presented herein), and in our report dated February 9, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

April 30, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations are classified into five principal business segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, Hamilton Sundstrand and Sikorsky. Otis and UTC Climate, Controls & Security are referred to as the “commercial businesses,” while Pratt & Whitney, Hamilton Sundstrand and Sikorsky are collectively referred to as the “aerospace businesses.”

On September 28, 2011, we announced a new organizational structure that allows us to better serve customers through greater integration across product lines. Effective January 1, 2012, we formed the UTC Climate, Controls & Security segment which combines the former Carrier and UTC Fire & Security segments.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The current status of significant factors impacting our business environment in 2012 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report, which is incorporated by reference in our 2011 Form 10-K.

General

Our worldwide operations can be affected by industrial, economic and political factors on both a regional and global level. To limit the impact of any one industry, or the economy of any single country on our consolidated operating results, our strategy has been, and continues to be, the maintenance of a balanced and diversified portfolio of businesses. Our businesses include both commercial and aerospace operations, original equipment manufacturing (OEM) and extensive related aftermarket parts and services businesses, as well as the combination of shorter cycles at UTC Climate, Controls & Security and at our commercial aerospace aftermarket businesses, and longer cycles at Otis and at our aerospace OEM businesses. Our customers include companies in the private sector and governments, and our businesses reflect an extensive geographic diversification that has evolved with the continued globalization of world economies.

Although we are encouraged by increases in U.S. residential construction activity and improving U.S. consumer confidence, the global economy remains uneven. In the U.S., a strengthening job market, improving consumer finances, and growth in the manufacturing and retail sectors have been tempered by high gasoline prices. Europe remains in a mild recession, with declines in manufacturing activity, and China is experiencing what appears to be a short-term slowdown in construction. With continued signs of a slowing economy in China, we expect the Chinese government will ease fiscal policies in support of economic growth. Growth rates in other emerging markets have moderated but are still well above those of the developed economies. With an uneven growth outlook, we continue to take preemptive steps to position our business for future earnings growth by further reducing operating costs even as we continue to invest in new product launches and growth markets. As a result, we are increasing our 2012 full year estimate of restructuring cost in continuing operations from $350 million to $450 million.

Consolidated net sales decreased 2% in the first quarter of 2012, as compared to the same period of 2011. Organic sales growth (1%) was more than offset by the adverse effect of foreign currency translation (1%) and the impact from net dispositions (2%), as further discussed below within “Results of Operations.” Consolidated operating profit increased 1% in the first quarter of 2012, as compared with the same period of 2011. This year-over-year improvement reflects the benefit from non-recurring items (8%), offset by higher year-over-year restructuring costs (5%) and the adverse effect of foreign exchange (2%).

Discontinued Operations

On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay a portion of the short-term debt we expect to incur as part of the financing for the proposed acquisition of Goodrich. The divestitures are expected to generate approximately $3 billion in cash, net of taxes. The results of operations including the net gain or loss and the related cash flows which result from these non-core businesses have been reclassified to Discontinued Operations on our Condensed Consolidated Statements of Comprehensive Income and Cash Flows for all periods presented. Cash flows from the operation of these discontinued businesses are expected to continue until their disposals, most of which are expected to occur in the second half of 2012. The planned divestitures are Hamilton Sundstrand’s Industrial businesses, Rocketdyne, and Clipper. As a result of the decision to dispose of these businesses, the Company has recorded pre-tax goodwill impairment charges of approximately $360 million and $590 million related to Rocketdyne and Clipper, respectively, in discontinued operations during the first quarter of 2012. The goodwill impairment charges result from the decision to dispose of both Rocketdyne and Clipper within a relatively short period after acquiring the businesses. Consequently, there has not been sufficient opportunity for the long-term operations to recover the value implicit in goodwill at the initial date of acquisition.

Acquisition and Disposition Activity

As discussed below in “Results of Operations,” our results include the impact from non-recurring items such as the adverse effect of asset impairment charges, and the beneficial impact of gains from business divestiture activities, including those related to the ongoing portfolio transformation at UTC Climate, Controls & Security. Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved.

During the first quarter of 2012, our investment in business acquisitions was $75 million (including debt assumed of $3 million), and consisted primarily of a number of small acquisitions in our commercial businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity in the first quarter of 2012, goodwill increased $27 million.

On September 21, 2011, we announced an agreement to acquire Goodrich, a global supplier of systems and services to the aerospace and defense industry with 2011 sales of $8.1 billion. Goodrich products include aircraft nacelles and interior systems, actuation and landing systems, and electronic systems. Under the terms of the agreement, Goodrich shareholders will receive $127.50 in cash for each share of Goodrich common stock they own at the time of the closing of the transaction. This equates to a total estimated enterprise value of $18.4 billion, including $1.9 billion in net debt to be assumed. In March 2012, Goodrich received shareholder approval for the transaction. The transaction is subject to customary closing conditions, including regulatory approvals. We expect that this acquisition will close in mid-2012. Once the acquisition is complete, Goodrich and Hamilton Sundstrand will be combined to form a new segment named UTC Aerospace Systems. This segment and our Pratt & Whitney segment will be separately reportable segments although they will both be included within the UTC Propulsion & Aerospace Systems organizational structure. We expect the increased scale, financial strength and complementary products of the new combined business will strengthen our position in the aerospace and defense industry. Further, we expect that this acquisition will enhance our ability to support our customers with more integrated systems.

On October 12, 2011, Pratt & Whitney and Rolls-Royce plc (Rolls-Royce), participants in the IAE International Aero Engines AG (IAE) collaboration, announced an agreement to restructure their interests in IAE. Under the terms of the agreement, Rolls-Royce will sell its interests in IAE and license its V2500 intellectual property in IAE to Pratt & Whitney for $1.5 billion plus an agreed payment contingent on each hour flown by V2500-powered aircraft in service at the closing date during the fifteen year period following closing of the transaction. Consummation of this restructuring is subject to regulatory approvals and other closing conditions. On April 12, 2012, MTU Aero Engines GmbH (MTU) and Japanese Aero Engines Corporation (JAEC), also participants in the IAE collaboration, consented to the restructuring. Upon closing, we anticipate Pratt & Whitney will begin consolidating IAE. The acquisition of the additional interests in IAE and the intellectual property licenses will be reflected as intangible assets and amortized in relation to the economic benefits received over the projected remaining life of the V2500 program.

Also, on October 12, 2011, Pratt & Whitney and Rolls-Royce announced an agreement to form a new joint venture to develop new engines to power the next generation of mid-size aircraft that will replace the existing fleet of mid-size aircraft currently in service or in development. With this new joint venture, Pratt & Whitney and Rolls-Royce will focus on high-bypass ratio geared turbofan technology as well as collaborate on future studies of next generation propulsion systems. Pursuant to the agreement, the formation of this new venture is subject to regulatory approvals and other closing conditions, including completion of the restructuring of the parties’ interests in IAE. We expect the restructuring of the parties’ interests in IAE to be completed in mid-2012. The closing of the new joint venture may take a substantially longer period of time to complete.

On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay short-term debt incurred to finance the proposed acquisition of Goodrich and is expected to reduce the amount of equity issued in connection with financing the acquisition.

We expect to invest approximately $500 million in acquisitions in 2012, excluding spending for the proposed acquisitions of Goodrich and Rolls-Royce’s interests in IAE. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.

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

Commercial airline financial distress and consolidation, global economic conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2012. See Part II, Item 1A, “Risk Factors” in this Form 10-Q for further discussion.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2011 Annual Report, incorporated by reference in our 2011 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first quarter of 2012.

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Net Sales	$12,424	$12,680

The 2% decrease in net sales for the first quarter of 2012 reflects organic sales growth (1%), which was more than offset by the impact of net dispositions (2%) and the adverse impact of foreign currency translation of 1%. During the first quarter of 2012, four of the five business segments experienced organic sales growth, led by Hamilton Sundstrand (10%) and Pratt & Whitney (7%). The organic growth at Hamilton Sundstrand was driven by higher aerospace OEM (5%) and aerospace aftermarket (5%) volumes. Pratt & Whitney’s organic growth is primarily a result of higher military engine and aftermarket sales (5%) and higher volume at Pratt & Whitney Canada (3%), offset by a decrease in commercial spares and commercial engine deliveries (4%). Sikorsky organic sales contracted 15%, following 15% organic growth in the first quarter of 2011, due to the absence of high value development aircraft sales (9%), and fewer deliveries to the U.S. government (5%).

Cost of Products and Services Sold

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Cost of products sold	$6,329	$6,475
Percentage of product sales	75.2%	74.5%
Cost of services sold	$2,612	$2,689
Percentage of service sales	65.3%	67.3%
Total cost of products and services sold	$8,941	$9,164

The factors contributing to the total percentage change year-over-year for the quarter ended March 31, 2012 in total cost of products and services sold are as follows:

Quarter Ended
March 31, 2012
Organic volume	1%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(2)%
Other	—

Total % Change	(2)%

The organic increase in total cost of products and services sold of 1% corresponded to the 1% organic sales growth noted above. The 2% decline attributable to “Acquisitions and divestitures, net” is largely attributable to the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security. The year-over-year decrease in cost of services sold, as a percentage of service sales, reflects favorable aftermarket service performance within the aerospace businesses.

Gross Margin

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Gross margin	$3,483	$3,516
Percentage of net sales	28.0%	27.7%

The 30 basis point increase in gross margin as a percentage of sales for the first quarter of 2012, as compared to the same period of 2011, is due to the absence of losses associated with international development aircraft sales at Sikorsky, which were recognized in the first quarter of the prior year (30 basis points). The benefit from higher margin services sales in the first quarter of 2012 (30 basis points) was offset by higher restructuring costs recorded in the first quarter of 2012 (30 basis points).

Research and Development

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Company-funded	$547	$470
Percentage of net sales	4.4%	3.7%
Customer-funded	$329	$326
Percentage of net sales	2.6%	2.6%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development in the quarter ended March 31, 2012 of 16%, reflects an increase at Pratt & Whitney to further advance development primarily of multiple geared turbo fan platforms (11%) and at Sikorsky primarily in support of military programs (4%). These increases were partially offset by a net decline at Hamilton Sundstrand (1%) led by lower expenditures on the Boeing 787 program. We continue to expect company-funded research and development for the full year 2012 to increase about $150 million, as compared with 2011, in support of multiple next generation aerospace platforms.

Selling, General and Administrative

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Selling, general and administrative expenses	$1,535	$1,456
Percentage of net sales	12.4%	11.5%

Selling, general and administrative expenses increased 5% in the first quarter of 2012, as compared to the same period of 2011, due primarily to higher restructuring costs (3%) and costs related to the proposed acquisition of Goodrich (2%). The 90 basis point year-over-year increase as a percent of sales also reflects these higher acquisition related and restructuring costs.

Other Income, Net

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Other income, net	$301	$98

Other income, net includes the operational impact of equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year increase in other income, net in the first quarter of 2012, largely reflects an approximately $215 million net gain from the sale of a controlling interest in a manufacturing and distribution joint venture in Asia, partially offset by $103 million of impairment charges related to planned business dispositions, both of which are related to the ongoing UTC Climate, Controls & Security portfolio transformation.

The remaining increase in other income, net is attributable primarily to net gains recognized on miscellaneous asset sales ($42 million), and normal recurring operational activity as disclosed above ($49 million).

Interest Expense, Net

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Interest expense	$164	$165
Interest income	(35)	(17)

Interest expense, net	$129	$148

Average interest expense rate	5.7%	5.8%

The increase in interest income in the first quarter of 2012, as compared with the same period of 2011, reflects approximately $15 million of favorable pre-tax interest adjustments related to the conclusion of the IRS’s examination of our 2006 – 2008 tax years.

Income Taxes

	Quarter Ended March 31,
	2012	2011
Effective tax rate	20.0%	31.6%

The decrease in the effective tax rate for the quarter ended March 31, 2012, primarily reflects the favorable non-cash income tax impact of $203 million related to the conclusion of the IRS’s examination of the Company’s 2006 – 2008 tax years. This decrease is partially offset by the unfavorable tax impact related to the net gains associated with the UTC Climate, Controls & Security ongoing portfolio transformation.

We estimate our full year annual effective income tax rate in 2012, excluding the impact of the acquisition of Goodrich, to be approximately 29.5%, absent one-time adjustments and contingent upon the release of valuation allowances resulting from potential internal legal entity reorganizations. These internal legal entity reorganizations are separate from the creation of UTC Climate, Controls & Security as described above and are a component of our ongoing efforts to improve business efficiency.

Net Income Attributable to Common Shareowners from Continuing Operations

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2012	2011
Net income attributable to common shareowners from continuing operations	$1,183	$967
Diluted earnings per share from continuing operations	$1.31	$1.06

Diluted earnings per share from continuing operations for the first quarter of 2012 includes a net $.30 per share benefit from non-recurring items, partially offset by $.09 per share of restructuring charges. The results for the first quarter of 2011 included a net charge for restructuring of $.02 per share.

The impact of foreign currency generated an adverse impact of $.02 per diluted share on our operational performance in the first quarter of 2012. This year-over-year impact also includes the net adverse foreign currency translation impact at Pratt & Whitney Canada (P&WC). At P&WC, strength in the U.S. Dollar in the first quarter of 2012 generated a benefit from foreign currency translation as the majority of P&WC’s sales are denominated in U.S. Dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. As a result of hedging programs currently in place, P&WC’s 2012 full year operating results are expected to include a net adverse impact of foreign currency translation and hedging of approximately $50 million, of which approximately $16 million has impacted our operating results in the first quarter of 2012. For additional discussion of hedging, refer to Note 9 to the Condensed Consolidated Financial Statements.

Net (Loss) Income Attributable to Common Shareowners from Discontinued Operations

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2012	2011
Net (loss) income attributable to common shareowners from discontinued operations	$(853)	$45
Diluted (loss) earnings per share from discontinued operations	$(0.94)	$0.05

Diluted loss per share from discontinued operations for the first quarter of 2012 includes $.71 per share of goodwill impairment charges related to Rocketdyne and Clipper, and $.26 per share unfavorable income tax adjustments related to the recognition of a deferred tax liability on the existing difference between the accounting versus tax gain on the planned disposition of Hamilton Sundstrand’s Industrial Businesses. Discontinued operations for the first quarter of 2012 also include a $.03 per share benefit from the results of operations of the discontinued entities.

Restructuring Costs

During the first quarter of 2012, we recorded net pre-tax restructuring costs totaling $138 million for new and ongoing restructuring actions as follows:

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
Otis	$28	$2
UTC Climate, Controls & Security	35	21
Pratt & Whitney	37	4
Hamilton Sundstrand	2	2
Sikorsky	3	1
Eliminations and other	6	—

Restructuring costs recorded within continuing operations	111	30
Restructuring costs recorded within discontinued operations	27	1

Total	$138	$31

The net costs included $62 million recorded in cost of sales, $49 million in selling, general and administrative expenses and $27 million in discontinued operations. As described below, these costs primarily relate to actions initiated during 2012 and 2011.

2012 Actions. During the first quarter of 2012, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $116 million as follows: Otis $23 million, UTC Climate, Controls & Security $25 million, Pratt & Whitney $34 million, Hamilton Sundstrand $1 million, Eliminations and other $6 million and discontinued operations of $27 million. The charges included $54 million in cost of sales, $35 million in selling, general and administrative expenses and $27 million in discontinued operations. These costs include $96 million for severance and related employee termination costs, $12 million for asset write-downs and $8 million for facility exit, lease termination costs and other related costs.

We expect the 2012 actions that were initiated in the first quarter to result in net workforce reductions of approximately 1,700 hourly and salaried employees, the exiting of approximately 425,000 net square feet and the disposal of assets associated with exited facilities. As of March 31, 2012, we have completed net workforce reductions of approximately 350 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2012 and 2013. Approximately 70% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first quarter of 2012, we had cash outflows of approximately $8 million related to the 2012 actions. We expect to incur additional restructuring costs of $56 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $150 million annually.

2011 Actions. During the first quarter of 2012, we recorded net pre-tax restructuring costs totaling $20 million for restructuring actions initiated in 2011. The 2011 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded the charges for the first quarter of 2012 as follows: Otis $6 million, UTC Climate,

Controls & Security $9 million, Pratt & Whitney $2 million, and Sikorsky $3 million. The charges included $6 million in cost of sales and $14 million in selling, general and administrative expenses. Those costs included $10 million for severance and related employee termination costs and $10 million for facility exit, lease termination costs and other related costs.

We expect the 2011 actions to result in net workforce reductions of approximately 5,000 hourly and salaried employees, the exiting of approximately 2 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2012, we completed net workforce reductions of approximately 3,500 employees and exited approximately 100,000 net square feet of facilities. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2012 and 2013. Approximately 70% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first quarter of 2012, we had cash outflows of approximately $72 million related to the 2011 actions. We expect to incur additional restructuring costs of $74 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $300 million annually.

Additional 2012 Actions. We expect to initiate additional restructuring actions during the remainder of 2012. Including trailing costs related to previously initiated actions, we now expect full year 2012 restructuring costs from continuing operations of approximately $450 million, including the $111 million of charges incurred during the first quarter of 2012. The expected adverse impact on full year earnings in 2012 from anticipated restructuring costs is expected to be offset by the beneficial impact from net non-recurring items. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Effective January 1, 2012, we formed the UTC Climate, Controls & Security segment, which combines the former Carrier and UTC Fire & Security segments. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2012 and 2011 are included in “Eliminations and other” below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.

Results for the quarters ended March 31, 2012 and 2011 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Otis	$2,770	$2,772	$566	$630	20.4%	22.7%
UTC Climate, Controls & Security	4,112	4,393	544	471	13.2%	10.7%
Pratt & Whitney	3,052	2,873	389	428	12.7%	14.9%
Hamilton Sundstrand	1,236	1,138	198	172	16.0%	15.1%
Sikorsky	1,346	1,582	136	141	10.1%	8.9%

Total segments	12,516	12,758	1,833	1,842	14.6%	14.4%
Eliminations and other	(92)	(78)	(35)	(65)
General corporate expenses	—	—	(96)	(89)

Consolidated	$12,424	$12,680	$1,702	$1,688	13.7%	13.3%

Commercial Businesses

Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, although UTC Climate, Controls & Security also serves customers in the commercial and transport refrigeration industries. Sales in the commercial businesses are influenced by a number of external factors, including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, credit markets and other global and political factors. UTC Climate, Controls & Security’s financial performance can also be influenced by production and utilization of transport equipment, and, in the case of its residential business, weather conditions. To ensure adequate supply of products in the distribution channel, UTC Climate, Controls & Security customarily offers its customers incentives to purchase products. The principal incentive program provides reimbursements to distributors for offering promotional pricing on UTC Climate, Controls & Security products. We account for incentive payments made as a reduction to sales.

Within the Otis segment, new equipment orders were down 9% in the first quarter of 2012 due primarily to a decline in China (17%). The ongoing Chinese government effort to reduce housing prices has had an adverse impact on the high-end residential market, which represents nearly half of Otis’ China sales. Otis also continues to face challenges of higher commodity and labor costs and pricing competition in China.

U.S. residential HVAC orders increased late in the quarter as UTC Climate, Controls & Security benefited from warmer than normal temperatures across most of the U.S. As begun in 2008 for the legacy Carrier business, we will continue the process of evaluating and transforming the UTC Climate, Controls & Security portfolio.

Summary performance for each of the commercial businesses was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Net Sales	$2,770	$2,772	—	$4,112	$4,393	(6)%
Cost of Sales	(1,828)	(1,781)	3%	(2,996)	(3,223)	(7)%

	942	991	(5)%	1,116	1,170	(5)%

Operating Expenses and Other	376	361	4%	572	699	(18)%

Operating Profits	$566	$630	(10)%	$544	$471	15%

A discussion of the significant variances in operating results during the first quarter of 2012 as compared with the same period in 2011 for each segment follows.

Otis –

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	(1)%	—	—	—
Cost of Sales	3%	(1)%	—	1%	—
Operating Profits	(6)%	(1)%	—	(4)%	1%

The organic sales increase in the quarter (1%) is due primarily to growth in service sales with increases in both contractual maintenance and modernization sales. Lower new equipment sales in China (1%) were offset by continued growth in new equipment sales in other emerging markets (1%).

The decrease in operational profit in the quarter (6%) is due primarily to the impact of lower new equipment volume in China (2%), commodity costs increases (3%) and higher overhead costs (3%), all of which were partially offset by savings from cost reduction initiatives (2%). Higher service volume (3%) was offset by lower average service pricing (3%).

UTC Climate, Controls & Security –

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	(1)%	(6)%	—	—
Cost of Sales	1%	(1)%	(7)%	—	—
Operating Profits	(4)%	—	(2)%	(3)%	24%

Organic sales increased 1% reflecting growth in Europe (1%) and in the Automation and Controls businesses (1%), partially offset by the shutdown of a Thailand factory due to extensive flooding in that region (1%). The decrease in “Acquisitions and divestitures, net” (6%) reflects the net year-over-year impact of net divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security’s ongoing portfolio transformation efforts including integrating the legacy UTC Fire & Security businesses with the legacy Carrier businesses.

Operational operating profit declined year-over-year (4%) driven largely by the Americas region due to a combination of lower furnace volume (2%) and weaker performance in Brazil (1%). Europe commercial refrigeration benefited from volume and a previously implemented factory restructuring action (1%), while a decline in the fire protection and security services business in northern Europe (2%) was offset by fire protection and security services in southern Europe. The 24% increase in “Other” primarily reflects the net year-over-year impact of gains and losses associated with the on-going portfolio transformation at UTC Climate,

Controls & Security as we continue to integrate the legacy UTC Fire & Security businesses with the legacy Carrier businesses. This includes an approximately $215 million net gain from the sale of a controlling interest in a manufacturing and distribution joint venture in Asia, partially offset by $103 million of impairment charges related to planned business dispositions.

Aerospace Businesses

The aerospace businesses serve both commercial and government aerospace customers. In addition, elements of Pratt & Whitney also serve customers in the industrial markets. Revenue passenger miles (RPMs), U.S. government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits.

The commercial airline industry rebounded in 2010 and has remained generally strong since. Airline traffic, as measured by RPMs is expected to grow between 4% and 6% in 2012. Although many airlines have returned to profitability, high fuel prices continue to challenge the airlines to consider the need for more fuel efficient aircraft. Commercial aerospace spares orders at Pratt & Whitney’s large commercial engine business declined 3% in the first quarter of 2012, following a 33% increase in the first quarter of 2011. Hamilton Sundstrand commercial aerospace spares orders grew 1% on strength from Boeing 787 initial provisioning, following a 23% increase in the first quarter of 2011. Consolidated commercial aerospace aftermarket sales, including Sikorsky, increased 3% in the first quarter of 2012, as compared with the same period of 2011.

Deficit reduction measures being considered by the U.S. government are expected to pressure the U.S. Department of Defense budget in the coming years, resulting in a decline in U.S. Department of Defense spending. Total sales to the U.S. government were $2.1 billion and $2.0 billion, or 17% and 15% of total UTC sales in the first quarter of 2012 and 2011, respectively. Our participation in long-term production and development programs for the U.S. government has and is expected to contribute positively to our results in 2012.

Summary performance for each of the aerospace businesses was as follows:

	Pratt & Whitney			Hamilton Sundstrand			Sikorsky
(Dollars in millions)	2012	2011	Change	2012	2011	Change	2012	2011	Change
Net Sales	$3,052	$2,873	6%	$1,236	$1,138	9%	$1,346	$1,582	(15)%
Cost of Sales	(2,232)	(2,089)	7%	(886)	(809)	10%	(1,083)	(1,335)	(19)%

	820	784	5%	350	329	6%	263	247	6%

Operating Expenses and Other	431	356	21%	152	157	(3)%	127	106	20%

Operating Profits	$389	$428	(9)%	$198	$172	15%	$136	$141	(4)%

A discussion of the significant variances in operating results during the first quarter of 2012 as compared with the same period in 2011 for each segment follows.

Pratt & Whitney –

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	7%	(1)%	—	—	—
Cost of Sales	6%	—	—	1%	—
Operating Profits	3%	(4)%	—	(8)%	—

*	As discussed further in the “Business Overview” and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, for Pratt & Whitney only, the transactional impact of foreign exchange hedging at P&WC has been netted against the translational foreign exchange impact for presentation purposes in the above table. For all other segments, these foreign exchange transactional impacts are included within the organic sales/operational operating profit caption in their respective tables. Due to its significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

Organic sales growth (7%) was driven by higher military engine deliveries and aftermarket sales (5%), higher shipments at P&WC (3%) and higher industrial volumes at Pratt & Whitney Power Systems (2%), offset by a decrease in commercial spares and commercial engine deliveries (4%).

The operational profit increase (3%) reflects higher engine and spares volumes within the military business (7%) and at P&WC (9%), and the benefit from a commercial contract termination (5%), offset by higher research and development (13%) and pension costs (4%). A gain on the sale of intellectual property in the first quarter of 2012 (4%) was offset by the absence of a gain on the sale of an equity interest in a venture in the first quarter of 2011 (4%).

Hamilton Sundstrand –

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	10%	—	(1)%	—	—
Cost of Sales	12%	—	(2)%	—	—
Operating Profits	16%	(1)%	(1)%	—	1%

The organic sales growth (10%) reflects higher volumes in both the aerospace OEM (5%) and aerospace aftermarket (5%) businesses. The increase within aerospace OEM sales is primarily attributable to volume growth within commercial production and development programs (6%). The increase within aerospace aftermarket is primarily attributable to commercial and military spares volume growth (4%).

The increase in operational profit (16%) reflects higher commercial spares aftermarket volume (12%) due largely to Boeing 787 initial provisioning, higher military spares volume (6%) and the benefit of lower research and development costs (3%), all of which were offset in part by higher pension costs (6%).

Sikorsky –

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(15)%	—	—	—	—
Cost of Sales	(19)%	—	—	—	—
Operating Profits	(2)%	—	—	(2)%	—

The organic sales decline (15%) reflects reduced aircraft deliveries for international development programs (12%), fewer aircraft sales to the U.S. government (5%) and lower sales from customer funded development programs (2%). These declines were partially offset by increased net sales from commercial operations (2%) attributable primarily to strong S-92 demand, and increased aftermarket support (2%) driven by higher military spares volume.

The operational profit decline (2%) reflects the adverse impact of lower U.S. government volume (12%), higher year-over-year research and development spending (12%) and other operational cost increases (2%). This was partially offset by higher aftermarket support volume (14%), increased commercial profit (8%) and increased foreign military and international development profits (3%), due primarily to the absence of one Canadian maritime helicopter delivery in the first quarter of 2011.

Eliminations and other –

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses such as UTC Power. The year-over-year change in sales for the first quarter of 2012, as compared with the same period of 2011, reflects an increase in the amount of inter-segment sales eliminations. The year-over-year change in operating profit for the first quarter of 2012, as compared with the same period of 2011, primarily reflects the impact of lower self-insurance and legal costs.

LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Cash and cash equivalents	$6,285	$5,960	$4,440
Total debt	9,791	10,260	10,487
Net debt (total debt less cash and cash equivalents)	3,506	4,300	6,047
Total equity	23,549	22,820	23,126
Total capitalization (debt plus equity)	33,340	33,080	33,613
Net capitalization (debt plus equity less cash and cash equivalents)	27,055	27,120	29,173
Debt to total capitalization	29%	31%	31%
Net debt to net capitalization	13%	16%	21%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows of continuing operations, which, after netting out capital expenditures, we target to equal or exceed net income attributable to common shareowners from continuing operations. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, and the ability to attract long-term capital at satisfactory terms.

Improvement in the global economy remains uneven, and in light of these circumstances, we continue to assess our current business and closely monitor the impact on our customers and suppliers. We have determined that overall there has not been a significant impact on our financial position, results of operations or liquidity during the first quarter of 2012.

Our domestic pension funds experienced a positive return on assets of approximately 6% during the first quarter of 2012. Approximately 88% of our domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of our domestic pension plans (12%) is invested in less-liquid but market-valued investments, including real estate and private equity. The continued recognition of prior pension losses and the impact of a lower discount rate, partially offset by additional funding and the positive returns experienced during 2011 and the first quarter of 2012, are expected to result in increased pension expense in 2012 of approximately $250 million as compared to 2011.

Our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our current credit standing.

The purchase price for our pending acquisition of Goodrich for $127.50 per share in cash equates to a total estimated enterprise value of $18.4 billion, including $1.9 billion in net debt to be assumed. We expect to finance the total $16.5 billion to be paid to Goodrich shareholders at the closing of the acquisition through a combination of short- and long-term debt, mandatory convertible securities and cash. On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay a portion of the short-term debt we expect to incur as part of the financing for the proposed acquisition of Goodrich. The divestitures are expected to generate approximately $3 billion in cash, net of taxes. To manage the cash flow and liquidity impacts of these actions, we have suspended share repurchases until at least September 30, 2012, and will significantly reduce repurchases for two years thereafter. In addition, we will reduce our budgeted acquisition spending for the next few years, which for 2012 we expect to approximate $500 million excluding spending for our pending acquisitions of Goodrich and Rolls-Royce’s interests in IAE.

On November 8, 2011, we entered into a bridge credit agreement with various financial institutions that provides for a $15 billion unsecured bridge loan facility, available to pay a portion of the cash consideration for the Goodrich acquisition, and to finance certain related transactions and pay related fees and expenses. Any funding under the bridge credit agreement would occur substantially concurrently with the consummation of the Goodrich acquisition, subject to customary conditions for acquisition financings of this type. Any loans made pursuant to the bridge credit agreement would mature on the date that is 364 days after the funding date.

On April 24, 2012, we entered into a term loan credit agreement with various financial institutions that provides for a $2 billion unsecured term loan facility, available to pay a portion of the cash consideration for the Goodrich acquisition, and to finance certain related transactions and expenses. Any loan under the agreement would mature on December 31, 2012, and funding would occur shortly before consummation of the acquisition, subject to customary conditions for financings of this type. Funding would be conditioned on the substantially contemporaneous termination of the remaining commitments under our $15 billion bridge credit agreement executed in November 2011.

At March 31, 2012, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.0 billion pursuant to a $2.0 billion revolving credit agreement and a $2.0 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of March 31, 2012, there were no borrowings under either of these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2012, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion.

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

On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. Restricted cash as of March 31, 2012 and December 31, 2011 was approximately $31 million and $37 million, respectively, all of which was included in current assets.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.

Cash Flow - Operating Activities of Continuing Operations

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Net cash flows provided by operating activities of continuing operations	$1,312	$1,320

Cash generated from operating activities of continuing operations in the first quarter of 2012 was consistent with the same period in 2011. Although net income attributable to common shareowners increased by approximately $200 million, this included approximately $112 million of net non-cash gains from the portfolio transformation activities at UTC Climate, Controls & Security and an approximately $218 million non-cash tax benefit from the conclusion of the IRS’s examination of the Company’s 2006 – 2008 tax years, which are netted out of operating cash flows through both other operating activities and the deferred tax provision. Lower working capital cash requirements were offset by normal variances in other operational accounts. During the first quarter of 2012, the net increase in working capital resulted in a cash outflow of $191 million compared to a cash outflow of $272 million during the first three months of 2011. This decrease of $81 million was primarily driven by a decrease in accounts receivable, due to strong collections, and increased advances at Sikorsky, which were partially offset by an increase in inventories largely associated with anticipated volume changes at Sikorsky and Pratt & Whitney.

The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the first quarter of 2012 and 2011 were $13 million and $29 million, respectively. We expect to make total contributions of approximately $100 million to our foreign defined benefit pension plans in 2012. Our domestic pension plans are approximately 90% funded on a projected benefit obligation basis and we are not required to make additional contributions through the end of 2012. Contributions to our global defined benefit pension plans in 2012 are expected to meet or exceed the current funding requirements.

Cash Flow - Investing Activities of Continuing Operations

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Net cash flows used in investing activities of continuing operations	$(112)	$(202)

The decrease in cash used in investing activities of continuing operations was a result of a decrease in acquisition activity in the first quarter of 2012, as compared with the same period of 2011, as well as cash received from the sale of fixed assets and the maturity of short-term investments. Investments in businesses in the first quarter of 2012 consisted primarily of a number of small acquisitions in our commercial businesses. Investments in businesses in the first quarter of 2011 consisted of a number of small acquisitions in both our commercial and aerospace businesses. Excluding spending for our pending acquisitions of Goodrich and Rolls-Royce’s interests in IAE, we expect total cash investments for acquisitions in 2012 to be approximately $500 million, including acquisitions completed during the first quarter of 2012. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. Capital expenditures increased $17 million primarily at Otis and Hamilton Sundstrand, which reflected expenditures related to investment in new programs and low-cost manufacturing facilities.

Customer financing activities were a net source of cash of $16 million and $18 million for the first quarter of 2012 and 2011, respectively. While we expect that 2012 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $2.2 billion and $2.3 billion related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms at March 31, 2012 and December 31, 2011, respectively, of which as much as $109 million may be required to be disbursed during 2012.

Cash Flow - Financing Activities of Continuing Operations

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Net cash flows used in financing activities of continuing operations	$(837)	$(871)

The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We repaid $435 million of outstanding commercial paper during the quarter ended March 31, 2012.

As a result of our pending acquisition of Goodrich, we have suspended share repurchases until at least September 30, 2012, and will significantly reduce repurchases for two years thereafter. At March 31, 2012, management had authority to repurchase approximately 7 million shares under the previously announced share repurchase program. When we repurchase shares, our share repurchases vary depending upon various factors including the level of other investing activities.

We paid dividends on Common Stock of $0.48 per share in the first quarter of 2012 totaling $412 million in the aggregate. On April 11, 2012, the Board of Directors declared a dividend of $0.48 per share payable June 10, 2012 to shareowners of record at the close of business on May 18, 2012.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2011 Annual Report, incorporated by reference in our 2011 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At March 31, 2012, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as otherwise disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first quarter of 2012. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2011 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

Effective January 1, 2012, we formed the UTC Climate, Controls & Security segment which combines the former Carrier and UTC Fire & Security segments. This change in segments gave rise to material changes in the Company’s internal control over financial reporting in connection with the revised segment information disclosed in our financial statements. There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

in respect of our previously announced agreement to acquire Goodrich and Pratt & Whitney’s previously announced transactions with Rolls-Royce, the satisfaction of conditions precedent to, and consummation of, the proposed transactions, the timing of consummation of these proposed transactions, the timing and consummation of proposed financing in connection with the proposed Goodrich transaction, and the ability of the parties to secure regulatory approvals;

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

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Operations,” and “Liquidity and Financial Condition,” and the section titled “Risk Factors” in this Form 10-Q and in our 2011 Form 10-K. Our Form 10-K also includes important information as to these factors in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2011 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Environmental Matters” and “Restructuring Costs.” The forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

A significant portion of our activities are subject to export control regulation by the U.S. Department of State (State Department) under the U.S. Arms Export Control Act and International Traffic in Arms Regulations (ITAR). From time to time, we identify, investigate, remediate and voluntarily disclose to the State Department’s Office of Defense Trade Controls Compliance (DTCC) potential violations of the ITAR. DTCC administers the State Department’s authority under the ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Most of our voluntary disclosures are resolved without the imposition of penalties or other sanctions. However, as previously disclosed, in November 2011, DTCC informed us that it considers certain of our voluntary disclosures filed since 2005 to reflect deficiencies warranting penalties and sanctions. We are currently in discussions with DTCC to reach a consent agreement, which we anticipate will provide for a payment by the Company to the State Department and commitments regarding additional remedial compliance efforts.

The voluntary disclosures that we anticipate will be addressed in the consent agreement currently under discussion include 2006 and 2007 disclosures regarding the export by Hamilton Sundstrand to P&WC of certain modifications to dual-use electronic engine control software, and the re-export by P&WC of those software modifications and subsequent P&WC-developed patches to China during the period 2002-2004 for use in the development of the Z-10 Chinese military helicopter. As previously disclosed, the Department of Justice (DOJ) has also separately conducted a criminal investigation of the matters addressed in these disclosures, as well as the accuracy and adequacy of the disclosures. We have been cooperating with the DOJ’s investigation. Since November 2011, we have been in discussions with the DOJ to resolve this matter.

We continue to evaluate the range of possible outcomes of these separate but related export compliance matters and have recognized a potential liability at March 31, 2012 of $55 million. We currently expect resolution of these matters to occur in the first half of 2012. We do not believe the ultimate resolution of these matters, individually or collectively, will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Except as otherwise noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2011 10-K.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our Global Growth Is Subject to a Number of Economic Risks

In 2011, the global economy improved as compared to 2010 and continued to show signs of a gradual recovery from the significant downturn of 2008 and 2009 when the global economy experienced widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. However, despite positive economic indicators seen in the beginning of 2012, uncertainty continues to exist as to the overall rate and stability of the recovery. Global gross domestic product growth continues to be led by emerging markets, particularly in Brazil, Russia, India and China, while in the developed economies, particularly in Europe, the recovery remains uncertain due to persistent high unemployment in the U.S. and Europe, a weak U.S. and European housing market, government budget reduction plans, the unwinding of fiscal stimuli and concerns over the deepening European sovereign debt crisis. In early 2012, China has shown signs of a short-term slowdown in construction. As a result, further disruptions in Europe or in other economies could affect our sales or liquidity.

Although consumer confidence in the U.S. has improved since the economic downturn, it still remains low, while, as mentioned above, unemployment remains high and the housing market remains weak. There can be no assurance that any of the recent economic improvements will be broad-based and sustainable, or that they will enhance conditions in markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital. While these economic developments have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airlines and business jet operators, and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results, as the majority of our sales are non-U.S. based.

Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries

The results of our commercial and industrial businesses, which generated approximately 58 percent of our consolidated net sales in 2011, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, the tightening of global credit markets and other global and political factors. For example, a slowdown in building and remodeling activity can adversely affect our UTC Climate, Controls & Security segment. In addition to these factors, the financial performance of UTC Climate, Controls & Security can also be influenced by production and utilization of transport equipment and, particularly in its residential business, weather conditions.

The results of our commercial and military aerospace businesses, which generated approximately 42 percent of our consolidated net sales in 2011, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown signs of improvement in 2012 with many airlines returning to profitability, uncertainty continues to exist. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace sales and losses under existing contracts. In addition, capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions, pandemic health issues or major natural disasters could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2012, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our Business May Be Affected by Government Contracting Risks and Laws Relating to Export of Goods and Technology

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations relating to certain of our U.S. government contracts. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigation (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages, and/or bar us from bidding on or receiving new awards of U.S. government contracts. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges. As disclosed in Note 15 to the Consolidated Financial Statements in our 2011 Annual Report and Note 14 to the Condensed Consolidated Financial Statements in this Form 10-Q, we are currently in discussions with DTCC and the DOJ regarding separate but related export licensing compliance matters. In addition, we are also sensitive to U.S. military budgets, which may fluctuate based on the policies of a new administration or Congress.

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

The majority of sales in the aerospace businesses are transacted in U.S. Dollars, consistent with established industry practice, while the majority of costs at locations outside the United States are incurred in the applicable local currency (principally the Euro, the Canadian Dollar, and the Polish Zloty). For operating units with U.S. Dollar sales and local currency costs, there is a foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales. See Note 1 and Note 13 to the Consolidated Financial Statements in our 2011 Annual Report and Note 9 to the Condensed Consolidated Financial Statements in this Form 10-Q for further discussion of our hedging strategies.

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

We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses from, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures

We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and expect to do so in the future. For example, on September 21, 2011, we announced an agreement to acquire Goodrich and on October 12, 2011, Pratt & Whitney announced that Rolls-Royce will sell its interests in IAE to Pratt & Whitney. Further, on October 12, 2011 Pratt & Whitney and Rolls-Royce announced an agreement to form a new joint venture to develop new engines to power the next generation of mid-size aircraft that will replace the existing fleet of mid-size aircraft currently in service or in development. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. The success of our proposed acquisition of Goodrich and Pratt & Whitney’s previously announced transactions with Rolls-Royce plc will depend on the satisfaction of conditions precedent to, and consummation of, the proposed transactions, the timing of consummation of these proposed transactions, and the ability of the parties to secure regulatory approvals in a timely manner. Any of the foregoing could adversely affect our business and results of operations. Accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations imposed on us and could affect our future financial results. In addition, as disclosed in Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q, the Board of Directors of the Company has approved a plan for the divestiture of a number of non-core businesses, and cash generated from these divestitures is intended to be used to repay a portion of the short-term debt we expect to incur as part of the financing for the proposed acquisition of Goodrich. Whether, when and at what price these divestitures are consummated will determine how much of such debt we are able to repay using these divestiture proceeds and the timeframe of repayment.

We May Not Complete the Goodrich Acquisition or Complete the Acquisition Within the Time Frame We Anticipate; The Acquired Business May Underperform Relative to our Expectations; The Transaction May Cause Our Financial Results to Differ From Our Expectations or the Expectations of the Investment Community; We May Not Be Able to Achieve Anticipated Cost Savings or Other Anticipated Synergies.

The Goodrich acquisition is subject to a number of closing conditions, as described above, and the completion of the transaction is subject to a number of risks and uncertainties. The unpredictability of the business and regulatory conditions affecting the industries in which we and Goodrich operate, the uncertainty of regulatory approvals, and other risks and uncertainties may adversely affect our ability to complete the acquisition or complete the acquisition within the time frame we anticipate.

In addition, if the acquisition is consummated, the success of the acquisition will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from the integration of Goodrich with our existing businesses. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of Goodrich and realizing our expectations for the acquisition include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	unanticipated changes in applicable laws and regulations;

•	retaining key customers, suppliers and employees;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	operating risks inherent in the Goodrich business and our business;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	other unanticipated issues, expenses and liabilities.

We Have Outstanding Debt and We Will Incur Significant Transaction- and Acquisition-Related Costs in Connection With Financing the Acquisition of Goodrich; Our Debt Will Increase As A Result of the Acquisition and Any Incurrence of Indebtedness In Connection With the Acquisition, and Will Increase If We Incur Additional Debt in the Future and Do Not Retire Existing Debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of March 31, 2012, we had approximately $9.8 billion of total debt on a consolidated basis. We anticipate that Goodrich will have approximately $1.9 billion of net debt as of the closing of the acquisition of Goodrich, and we further anticipate incurring significant additional debt in connection with the financing of the acquisition. Our debt level and related debt service obligations could have negative consequences, including:

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

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier- and internally-produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of our products and products that incorporate technologies we develop. These factors involve significant risks and uncertainties. Any development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our suppliers and subcontractors may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or deflect resources from other projects. For example, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, helicopters, aircraft systems and components and other products currently in development or pending required certifications. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We Are Subject to Litigation, Tax, Environmental and Other Legal Compliance Risks

We are subject to a variety of litigation, tax and legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties, suspension, debarment or termination of export privileges. As disclosed in Note 15 to the Consolidated Financial Statements in our 2011 Annual Report and Note 14 to the Condensed Consolidated Financial Statements in this Form 10-Q, we are currently in discussions with DTCC and the DOJ regarding separate but related export licensing compliance matters. As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs.

In the area of taxes, changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be investigations launched in the future by governmental authorities in various jurisdictions, and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty.

For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in our Form 10-K, as updated from time to time in subsequent filings, including this Form 10-Q. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50 percent likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50 percent likelihood that such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in a material adverse effect on our financial condition or results of operations in the period in which any such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.

We May Be Unable to Realize Expected Benefits From Our Cost Reduction and Restructuring Efforts; Our Profitability May Be Hurt or Our Business Otherwise Might Be Adversely Affected

In order to operate more efficiently and control costs, we announce from time to time restructuring plans, which include workforce reductions as well as global facility consolidations and other cost reduction initiatives. These plans are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings. We may undertake further workforce reductions or restructuring actions in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock under the current share repurchase program during the three months ended March 31, 2012. Under the current program, which was announced on March 10, 2010 and which authorizes the repurchase of up to 60 million shares of our common stock, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. In connection with our pending acquisition of Goodrich, we announced that we will suspend additional share repurchases until at least September 30, 2012, and will significantly reduce repurchases for two years thereafter. The number of shares remaining for purchase under the current program is approximately 6,937,000. We may, however, continue to reacquire shares outside of this program from time to time in connection with the surrender of shares to cover taxes on the vesting of restricted stock. Approximately 2,000 shares were reacquired in transactions outside the program during the quarter ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On April 24, 2012, we entered into a Term Loan Credit Agreement (Term Loan Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, and Bank of America, N.A., Citibank, N.A. and HSBC USA, National Association, as syndication agents.

The Term Loan Agreement provides for a $2.0 billion term loan facility, which will be available to pay a portion of the cash consideration for our previously announced acquisition of Goodrich, and to finance certain transactions and pay related fees and expenses. The obligations under the Term Loan Agreement are unsecured.

Any loan made pursuant to the Term Loan Agreement would occur shortly before the consummation of the Goodrich acquisition, subject to customary conditions for financings of this type, including the substantially contemporaneous termination of the remaining commitments under our Bridge Credit Agreement (Bridge Credit Agreement) executed on November 8, 2011 with various financial institutions. Any loan made pursuant to the Term Loan Agreement would mature on December 31, 2012.

Borrowings under the Term Loan Agreement will bear interest at a rate equal to, at UTC’s option, either an adjusted base rate or the London interbank offered rate (LIBOR), in each case plus an applicable rate, which depends on UTC’s senior, unsecured, non-credit-enhanced, long term debt ratings. Upon termination of the Bridge Credit Agreement and prior to funding under the Term Loan Agreement, UTC will pay a commitment fee on the commitments under the Term Loan Agreement.

The Term Loan Agreement includes specified events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of material representations and warranties in any material respect, violation of covenants, cross payment defaults, cross acceleration, bankruptcy and insolvency events and a change of control.

After the funding date, if an event of default under the Term Loan Agreement occurs and is continuing, the principal amount outstanding, and all accrued unpaid interest and other amounts owed, may be declared immediately due and payable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.34	Term Loan Credit Agreement, among United Technologies Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A., Citibank, N.A. and HSBC Bank USA, National Association, dated as of April 24, 2012.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20120331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20120331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20120331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20120331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20120331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20120331_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated: April 30, 2012	by:	/S/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated: April 30, 2012	by:	/S/ PETER F. LONGO
Peter F. Longo
Vice President, Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.34	Term Loan Credit Agreement, among United Technologies Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A., Citibank, N.A. and HSBC Bank USA, National Association, dated as of April 24, 2012.*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20120331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20120331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20120331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20120331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20120331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20120331_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.