Form 10-Q
period 2012-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2012-07-30
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At June 30, 2012 there were 911,787,235 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2012

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30,
(Dollars in millions, except per share amounts)	2012	2011
Net Sales:
Product sales	$9,585	$10,226
Service sales	4,222	4,243

	13,807	14,469

Costs and Expenses:
Cost of products sold	7,123	7,666
Cost of services sold	2,811	2,802
Research and development	525	494
Selling, general and administrative	1,509	1,576

	11,968	12,538

Other income, net	340	219

Operating profit	2,179	2,150
Interest expense, net	168	141

Income from continuing operations before income taxes	2,011	2,009
Income tax expense	453	612

Net income from continuing operations	1,558	1,397

Discontinued operations (Note 2):
(Loss) income from operations	(3)	70
Loss on disposal	(210)	—
Income tax benefit (expense)	77	(37)

Net (loss) income on discontinued operations	(136)	33

Net income	1,422	1,430
Less: Noncontrolling interest in subsidiaries’ earnings	94	112

Net income attributable to common shareowners	$1,328	$1,318

Comprehensive income	$721	$1,637
Less: Comprehensive income attributable to noncontrolling interests	67	114

Comprehensive income attributable to common shareowners	$654	$1,523

Net income (loss) attributable to common shareowners:
Net income from continuing operations	$1,466	$1,288
Net (loss) income from discontinued operations	$(138)	$30

Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$1.64	$1.44
Net income attributable to common shareowners	$1.49	$1.48

Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.62	$1.41
Net income attributable to common shareowners	$1.47	$1.45

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2012	2011
Net Sales:
Product sales	$18,004	$18,908
Service sales	8,219	8,234

	26,223	27,142

Costs and Expenses:
Cost of products sold	13,446	14,131
Cost of services sold	5,418	5,489
Research and development	1,069	962
Selling, general and administrative	3,038	3,026

	22,971	23,608

Other income, net	640	316

Operating profit	3,892	3,850
Interest expense, net	297	290

Income from continuing operations before income taxes	3,595	3,560
Income tax expense	773	1,103

Net income from continuing operations	2,822	2,457

Discontinued operations (Note 2):
(Loss) income from operations	27	149
Loss on disposal	(1,171)	—
Income tax benefit (expense)	151	(75)

Net (loss) income on discontinued operations	(993)	74

Net income	1,829	2,531
Less: Noncontrolling interest in subsidiaries’ earnings	171	201

Net income attributable to common shareowners	$1,658	$2,330

Comprehensive income	$1,625	$3,442
Less: Comprehensive income attributable to noncontrolling interests	152	239

Comprehensive income attributable to common shareowners	$1,473	$3,203

Net income (loss) attributable to common shareowners:
Net income from continuing operations	$2,655	$2,261
Net (loss) income from discontinued operations	$(997)	$69

Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$2.98	$2.52
Net income attributable to common shareowners	$1.86	$2.60

Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$2.94	$2.48
Net income attributable to common shareowners	$1.83	$2.55

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in millions)	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$5,966	$5,960
Accounts receivable, net	9,538	9,546
Inventories and contracts in progress, net	8,502	7,797
Future income tax benefits, current	1,677	1,662
Assets of discontinued operations	1,989	—
Restricted cash, current	10,715	37
Other assets, current	755	756

Total Current Assets	39,142	25,758

Customer financing assets	1,145	1,035
Future income tax benefits	2,443	2,387
Fixed assets	15,012	15,980
Less: Accumulated depreciation	(9,295)	(9,779)

Fixed assets, net	5,717	6,201

Goodwill	16,116	17,943
Intangible assets, net	4,893	3,918
Other assets	5,197	4,210

Total Assets	$74,653	$61,452

Liabilities and Equity
Short-term borrowings	$210	$630
Accounts payable	5,752	5,570
Accrued liabilities	12,853	12,287
Liabilities of discontinued operations	917	—
Long-term debt currently due	61	129

Total Current Liabilities	19,793	18,616

Long-term debt	20,450	9,501
Future pension and postretirement benefit obligations	5,087	5,007
Other long-term liabilities	5,360	5,150

Total Liabilities	50,690	38,274

Commitments and contingent liabilities (Note 14)
Redeemable noncontrolling interest	238	358
Shareowners’ Equity:
Common Stock	13,538	13,445
Treasury Stock	(19,399)	(19,410)
Retained earnings	34,285	33,487
Unearned ESOP shares	(145)	(152)
Accumulated other comprehensive loss	(5,675)	(5,490)

Total Shareowners’ Equity	22,604	21,880
Noncontrolling interest	1,121	940

Total Equity	23,725	22,820

Total Liabilities and Equity	$74,653	$61,452

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
Operating Activities of Continuing Operations:
Net income from continuing operations	$2,822	$2,457
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	625	638
Deferred income tax provision	11	289
Stock compensation cost	96	124
Change in:
Accounts receivable	262	(582)
Inventories and contracts in progress	(1,049)	(782)
Other current assets	(58)	(24)
Accounts payable and accrued liabilities	744	597
Global pension contributions	(24)	(70)
Other operating activities, net	(403)	(4)

Net cash flows provided by operating activities of continuing operations	3,026	2,643

Investing Activities of Continuing Operations:
Capital expenditures	(431)	(371)
Investments in businesses	(209)	(184)
Dispositions of businesses	284	145
Decrease in customer financing assets, net	26	29
(Increase) decrease in restricted cash	(10,696)	9
Increase in collaboration intangible assets	(1,244)	—
Other investing activities, net	(2)	70

Net cash flows used in investing activities of continuing operations	(12,272)	(302)

Financing Activities of Continuing Operations:
Issuance (repayment) of long-term debt, net	10,784	(60)
(Decrease) increase in short-term borrowings, net	(418)	1,162
Common Stock issued under employee stock plans	138	168
Dividends paid on Common Stock	(825)	(781)
Repurchase of Common Stock	—	(1,500)
Other financing activities, net	(302)	(88)

Net cash flows provided by (used in) financing activities of continuing operations	9,377	(1,099)

Discontinued Operations:
Net cash provided by (used in) operating activities	3	(24)
Net cash used in investing activities	(7)	(5)
Net cash used in financing activities	—	(10)

Net cash used in discontinued operations	(4)	(39)

Effect of foreign exchange rate changes on cash and cash equivalents	(37)	110

Net increase in cash and cash equivalents	90	1,313

Cash and cash equivalents, beginning of year	5,960	4,083

Cash and cash equivalents, end of period	6,050	5,396
Less: Cash and cash equivalents of discontinued operations	84	—

Cash and cash equivalents of continuing operations, end of period	$5,966	$5,396

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at June 30, 2012 and for the quarters and six months ended June 30, 2012 and 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2011 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2011 (2011 Form 10-K).

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. On September 28, 2011, we announced a new organizational structure that allows us to better serve customers through greater integration across product lines. Effective January 1, 2012, we formed the UTC Climate, Controls & Security segment which combines the former Carrier and UTC Fire & Security segments. In 2012, the Company approved plans for the divestiture of a number of non-core businesses. The results of operations including the expected loss on disposition and the related cash flows which result from these non-core businesses have been reclassified to Discontinued Operations in our Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for all periods presented. See Note 2 for further discussion.

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions and Dispositions. During the first six months of 2012, our investment in business acquisitions was $358 million (including debt assumed of $149 million).

On September 21, 2011, we announced an agreement to acquire Goodrich Corporation (Goodrich), a global supplier of systems and services to the aerospace and defense industry with 2011 sales of $8.1 billion. Goodrich products include aircraft nacelles and interior systems, actuation and landing systems, and electronic systems. Under the terms of the agreement, Goodrich shareholders will receive $127.50 in cash for each share of Goodrich common stock they own at the time of the closing of the transaction. This equates to a total estimated enterprise value of $18.2 billion, including $1.7 billion in net debt to be assumed. In March 2012, Goodrich received shareholder approval for the transaction. The transaction is subject to customary closing conditions, including regulatory approvals. We expect that this acquisition will close in mid-2012. Once the acquisition is complete, Goodrich and Hamilton Sundstrand will be combined to form a new segment named UTC Aerospace Systems. This segment and our Pratt & Whitney segment will be separately reportable segments although they will both be included within the UTC Propulsion & Aerospace Systems organizational structure. We expect the increased scale, financial strength and complementary products of the new combined business will strengthen our position in the aerospace and defense industry. Further, we expect that this acquisition will enhance our ability to support our customers with more integrated systems.

In 2012, the Company approved plans for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay a portion of the short-term debt we expect to incur as part of the financing for the proposed acquisition of Goodrich. See Note 2 for further discussion.

In July 2012, we completed the acquisition of Goodrich and announced agreements to sell a number of non-core businesses. See Note 17 for discussion of subsequent events.

On June 29, 2012, Pratt & Whitney, Rolls-Royce plc (Rolls-Royce), and MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC), participants in the IAE International Aero Engines AG (IAE) collaboration, completed a restructuring of their interests in IAE. Under the terms of the agreement, Rolls-Royce sold its ownership and collaboration interests in IAE to Pratt & Whitney, while also entering into a license for its V2500 intellectual property with Pratt & Whitney. In exchange for the increased ownership and collaboration interests and intellectual property license, Pratt & Whitney paid Rolls-Royce $1.5 billion at closing with additional payments due to Rolls-Royce conditional upon each hour flown by V2500-powered aircraft in service at the closing date of the purchase from Rolls-Royce during the fifteen year period following closing of the purchase. The collaboration interest and intellectual property licenses are reflected as intangible assets and will be amortized in relation to the economic benefits received over the remaining estimated 30 year life of the V2500 program. Rolls-Royce will continue to support IAE as a strategic supplier for the V2500 engine and continue to perform its key responsibilities for IAE, including the manufacture of parts and assembly of engines. Pratt & Whitney entered into a collaboration arrangement with MTU with respect to a portion of the acquired collaboration interest in IAE for consideration of approximately $233 million with additional payments due to Pratt & Whitney in the future. As a result of these transactions, Pratt & Whitney has a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. Based on the criteria set forth in the Consolidation Topic of the FASB Accounting Standards Codification (ASC), we have determined that IAE is a variable interest entity (VIE). IAE’s business purpose is to coordinate the design, development, and the manufacture of, and to provide product support to the V2500 program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, UTC is determined to be the primary beneficiary of IAE as it absorbs the significant economics of IAE and has the power to direct the activities that are considered most significant to IAE. The consolidation of IAE resulted in a gain of $21 million recognized on the remeasurement to fair value of our previously held equity interest on obtaining control of IAE. The carrying amounts and classification of assets and liabilities for IAE in our condensed consolidated balance sheet as of June 30, 2012 are as follows:

(Dollars in millions)
Current assets	$1,565
Noncurrent assets	902

Total assets	$2,467

Current liabilities	$1,465
Noncurrent liabilities	902

Total liabilities	$2,367

Goodwill. Changes in our goodwill balances for the first six months of 2012 were as follows:

(Dollars in millions)	Balance as of January 1, 2012	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of June 30, 2012
Otis	$1,516	$8	$(37)	$1,487
UTC Climate, Controls & Security	9,758	36	(178)	9,616
Pratt & Whitney	1,223	254	(543)	934
Hamilton Sundstrand	4,475	—	(744)	3,731
Sikorsky	348	—	—	348

Total Segments	17,320	298	(1,502)	16,116
Eliminations and other	623	—	(623)	—

Total	$17,943	$298	$(2,125)	$16,116

For the six months ended June 30, 2012, Pratt & Whitney recorded $254 million of tax-deductible goodwill resulting from business combinations related to its increased ownership interest and consolidation of IAE. The approximately $2.1 billion decrease reflected under “Foreign currency translation and other” in the table above primarily reflects the decision to divest a number of non-core businesses and the resulting reclassification to Assets of discontinued operations. See Note 2 for further discussion.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2012		December 31, 2011
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,031	$(1,100)	$2,036	$(1,060)
Patents and trademarks	390	(153)	463	(183)
IAE collaboration	1,244	—	—	—
Other, principally customer relationships	3,173	(1,418)	3,329	(1,429)

	6,838	(2,671)	5,828	(2,672)

Unamortized:
Trademarks and other	726		762

Total	$7,564	$(2,671)	$6,590	$(2,672)

Amortization of intangible assets for the quarter and six months ended June 30, 2012 was $96 million and $195 million respectively, compared with $103 million and $203 million for the same periods of 2011. Average amortization of these intangible assets for 2012 through 2016 is expected to approximate $360 million per year.

Note 2: Discontinued Operations

In 2012, the Company approved plans for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay a portion of the short-term debt we expect to incur as part of the financing for the proposed acquisition of Goodrich. These divestitures are expected to generate approximately $3 billion in net cash, on an after-tax basis.

In the first quarter of 2012, the Hamilton Sundstrand Industrial businesses, Pratt & Whitney Rocketdyne (Rocketdyne), and Clipper Windpower (Clipper) all met the held-for-sale criteria. On June 29, 2012, management approved a plan for the divestiture of UTC Power. The operating results of Clipper and UTC Power had previously been reported within “Eliminations & other” in our segment disclosure. The results of operations, including the net losses expected on disposition, and the related cash flows which result from these non-core businesses have been reclassified to Discontinued Operations in our Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for all periods presented. The assets and liabilities of these non-core businesses have been reclassified to Assets of discontinued operations and Liabilities of discontinued operations in our Condensed Consolidated Balance Sheet as of June 30, 2012. Cash flows from the operation of these discontinued businesses will continue until their disposals, most of which are expected to occur in the second half of 2012.

As a result of the decision to dispose of these businesses, the Company has recorded pre-tax goodwill impairment charges of approximately $360 million and $590 million related to Rocketdyne and Clipper, respectively, in discontinued operations during the first quarter of 2012, and pre-tax net asset impairment charges of approximately $179 million related to UTC Power in discontinued operations during the second quarter of 2012. The goodwill impairment charges result from the decision to dispose of both Rocketdyne and Clipper within a relatively short period after acquiring the businesses. Consequently, there has not been sufficient opportunity for the long-term operations to recover the value implicit in goodwill at the initial date of acquisition. The impairment charge at UTC Power results from adjusting the net assets of the business to the estimated fair value less cost to sell the business expected to be realized upon sale and reflects the loss in value from the disposition of the business before the benefits of the technology investments could be fully realized. The fair value of these businesses has been estimated using information available in the marketplace as we market these businesses for sale. There could be gains or additional losses recorded upon final disposition of these businesses based upon the values, terms and conditions that are ultimately negotiated.

The following summarized financial information related to these non-core businesses has been segregated from continuing operations and will be reported as discontinued operations through the dates of disposition:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Discontinued Operations:
Net sales	$562	$606	$1,086	$1,278

(Loss) income from operations	$(3)	$70	$27	$149
Income tax benefit (expense)	1	(37)	(9)	(75)

(Loss) income from operations, net of income taxes	(2)	33	18	74
Loss on disposal	(210)	—	(1,171)	—
Income tax benefit	76	—	160	—

Net (loss) income on discontinued operations	$(136)	$33	$(993)	$74

The income tax benefit for the six months ended June 30, 2012 includes approximately $235 million of unfavorable income tax adjustments related to the recognition of a deferred tax liability on the existing difference between the accounting versus tax gain on the planned disposition of Hamilton Sundstrand’s Industrial businesses.

The assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheet as of June 30, 2012 are as follows:

(Dollars in millions)
Assets
Cash and cash equivalents	$84
Accounts receivable, net	357
Inventories and contracts in progress, net	164
Future income tax benefits, current	18
Other assets, current	13
Future income tax benefits	7
Fixed assets, net	295
Goodwill	905
Intangible assets, net	103
Other assets	43

Assets of discontinued operations	$1,989

Liabilities
Short-term borrowings	$1
Accounts payable	156
Accrued liabilities	628
Future pension and postretirement benefit obligations	1
Other long-term liabilities	131

Liabilities of discontinued operations	$917

We announced agreements for the sale of Rocketdyne on July 23, 2012 and for the sale of the Hamilton Sundstrand Industrial businesses on July 25, 2012. See Note 17 for discussion of subsequent events.

Note 3: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts; shares in millions)	2012	2011	2012	2011
Net income from continuing operations	$1,466	$1,288	$2,655	$2,261
Net (loss) income from discontinued operations	(138)	30	(997)	69

Net income attributable to common shareowners	$1,328	$1,318	$1,658	$2,330

Basic weighted average number of shares outstanding	893.4	892.9	892.1	895.9
Stock awards	11.4	16.9	12.1	16.5

Diluted weighted average number of shares outstanding	904.8	909.8	904.2	912.4

Earnings (Loss) Per Share of Common Stock - Basic:
Net income from continuing operations	$1.64	$1.44	$2.98	$2.52
Net (loss) income from discontinued operations	(0.16)	0.03	(1.12)	0.08
Net income attributable to common shareowners	1.49	1.48	1.86	2.60
Earnings (Loss) Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.62	$1.41	$2.94	$2.48
Net (loss) income from discontinued operations	(0.15)	0.03	(1.10)	0.08
Net income attributable to common shareowners	1.47	1.45	1.83	2.55

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the quarter ended June 30, 2012, the number of stock awards excluded from the computation was 6.2 million. For the six months ended June 30, 2012, there were no anti-dilutive stock awards excluded from the computation. There were no anti-dilutive stock awards excluded from the computation for the quarter and six months ended June 30, 2011. On June 18, 2012, we issued 22,000,000 Equity Units, which did not impact diluted earnings per share in the quarter or six months ended June 30, 2012.

Note 4: Inventories and Contracts in Progress

(Dollars in millions)	June 30, 2012	December 31, 2011
Raw materials	$1,139	$1,321
Work-in-process	3,823	3,175
Finished goods	3,083	3,078
Contracts in progress	7,101	6,899

	15,146	14,473
Less:
Progress payments, secured by lien, on U.S. Government contracts	(281)	(422)
Billings on contracts in progress	(6,363)	(6,254)

	$8,502	$7,797

As of June 30, 2012 and December 31, 2011, the above inventory balances include capitalized contract development costs of $826 million and $776 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventory principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Note 5: Borrowings and Lines of Credit

(Dollars in millions)	June 30, 2012	December 31, 2011
Commercial paper	$—	$455
Other borrowings	210	175

Total short-term borrowings	$210	$630

On November 8, 2011, we entered into a bridge credit agreement with various financial institutions that provides for a $15 billion unsecured bridge loan facility available to partially fund the cash consideration of the pending acquisition of Goodrich and pay related fees, expenses and other amounts expected to become due and payable by UTC as a result of the acquisition. Any funding under the bridge credit agreement would substantially occur concurrently with the consummation of the Goodrich acquisition, subject to customary conditions for acquisition financings of this type. Any loans made pursuant to the bridge credit agreement would mature on the date that is 364 days after the funding date. We have reduced the available commitments under this bridge loan facility to $2 billion primarily as a result of the subsequent financing transactions on June 1, 2012 and June 18, 2012 as described below.

On April 24, 2012, we entered into a term loan credit agreement with various financial institutions that provides for a $2 billion unsecured term loan facility, and which is available to partially fund the cash consideration of the pending acquisition of Goodrich and pay related fees, expenses and other amounts expected to become due and payable by UTC as a result of the acquisition. Any loan under the agreement would mature on December 31, 2012, and funding would occur shortly before consummation of the acquisition, subject to customary conditions for financings of this type. Funding would be conditioned on the substantially contemporaneous termination of the remaining commitments under our $15 billion bridge credit agreement executed on November 8, 2011.

On June 1, 2012, we issued a total of $9.8 billion of long-term debt, which is comprised of $1.0 billion aggregate principal amount of 1.200% notes due 2015, $1.5 billion aggregate principal amount of 1.800% notes due 2017, $2.3 billion aggregate principal amount of 3.100% notes due 2022, $3.5 billion aggregate principal amount of 4.500% notes due 2042, $1.0 billion aggregate principal amount of three-month LIBOR plus 0.270% floating rate notes due 2013, and $0.5 billion aggregate principal amount of three-month LIBOR plus 0.500% floating rate notes due 2015. We expect to primarily use the net proceeds of these notes to partially fund the cash consideration for the pending acquisition of Goodrich and pay related fees, expenses and other amounts expected to become due and payable by UTC as a result of the acquisition. The remainder of the net proceeds from these notes, if any, will be used for general corporate purposes. The three-month LIBOR rate as of June 30, 2012 was approximately 0.5%.

On June 18, 2012, we issued 22,000,000 Equity Units. Each Equity Unit has a stated amount of $50 and initially is in the form of a corporate unit consisting of (a) a freestanding stock purchase contract under which the holder will purchase from us on August 1, 2015, a number of shares of our common stock determined pursuant to the terms of the agreement and (b) a 1/20, or 5.0%, undivided beneficial ownership interest in $1,000 principal amount on our 1.55% junior subordinated notes due 2022. Holders of the Equity Units will be entitled to receive quarterly contract adjustment payments at a rate of 5.95% per year of the stated amount of $50 per Equity Unit, subject to our right to defer such payments. We expect to primarily use the net proceeds of the Equity Units to partially fund the cash consideration of the pending acquisition of Goodrich and pay related fees, expenses and other amounts expected to become due and payable by UTC as a result of the acquisition. The remainder of the net proceeds from the Equity Units, if any, will be used for general corporate purposes.

The net proceeds from the sale of the Equity Units were allocated between the purchase contracts and the notes in our financial statements based on the underlying fair value of each instrument at the time of issuance taking into consideration the contract adjustment payments. The fair value of the purchase contracts is expected to approximate the present value of the contract adjustment payments and was recorded as a reduction to Common Stock, with an offsetting credit to liabilities. This liability will be accreted over three years through interest charges to the income statement based on a constant rate calculation. The purchase contracts are reflected in our diluted earnings per share calculations using the treasury stock method.

Cash generated from the issuances of long-term debt and Equity Units during June 2012 is currently designated for the Goodrich acquisition and payment of related fees, expenses and other amounts expected to become due and payable by UTC as a result of the acquisition, and has therefore been classified as “Restricted cash, current” in our Condensed Consolidated Balance Sheet as of June 30, 2012. The restricted cash balance held as of June 30, 2012 and December 31, 2011 was $10.7 billion and $37 million, respectively.

At June 30, 2012, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of June 30, 2012, there were no borrowings under either of these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2012, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

Long-term debt consisted of the following:

(Dollars in millions)	June 30, 2012	December 31, 2011
LIBOR plus 0.270% floating rate notes due 2013	$1,000	$—
LIBOR plus 0.500% floating rate notes due 2015	500	—
1.200% notes due 2015*	1,000	—
4.875% notes due 2015*	1,200	1,200
5.375% notes due 2017*	1,000	1,000
1.800% notes due 2017*	1,500	—
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	1,250
8.750% notes due 2021	250	250
3.100% notes due 2022*	2,300	—
1.550% junior subordinated notes due 2022**	1,100	—
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
4.500% notes due 2042*	3,500	—
Project financing obligations	81	127
Other (including capitalized leases and discounts)	158	131

Total long-term debt	20,511	9,630
Less current portion	(61)	(129)

Long-term debt, net of current portion	$20,450	$9,501

*	We may redeem some or all of these series of notes at any time at a redemption price in U.S. dollars equal to the greater of 100% of the principal amount outstanding of the applicable series of notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the applicable series of notes to be redeemed. The discounts applied on such redemptions are based on a semiannual calculation at an adjusted treasury rate plus 10-50 basis points, depending on the particular series. The redemption price will also include interest accrued to the date of redemption on the principal balance of the notes being redeemed.

**	The junior subordinated notes are redeemable at our option, in whole or in part, on a date not earlier than August 1, 2017. The redemption price will be the principal amount, plus accrued and unpaid interest, if any, up to but excluding the redemption date. We may extend or eliminate the optional redemption date as part of a remarketing of the junior subordinated notes which could occur between April 29, 2015 and July 15, 2015 or between July 23, 2015 and July 29, 2015.

We have an existing universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of equity and debt securities for future issuance, subject to our internal limitations on the amount of equity and debt to be issued under this shelf registration statement.

The closing of the acquisition of Goodrich on July 26, 2012 materially changed certain of the borrowings and lines of credit listed above. See Note 17 for discussion of subsequent events, including the Goodrich acquisition financing.

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

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may decrease within a range of $10 million to $120 million as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals or in the courts, or the closure of tax statutes. A portion of this net reduction may impact the Company’s 2012 or 2013 income tax expense. Not included in the range is €198 million (approximately $247 million) of tax benefits that we have claimed related to a 1998 German reorganization. A portion of these tax benefits was denied by the German Tax Office on July 5, 2012, as a result of the audit of tax years 1999 to 2000. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. In May 2010, the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.

Tax years 2004 through 2008 are currently before the Appeals Division of the Internal Revenue Service (IRS) for resolution discussions regarding certain proposed tax adjustments with which the Company does not agree. The Company expects resolution discussions relating to the 2004 and 2005 tax years to be completed within the next six months.

Note 7: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to these plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Defined Benefit Plans	$11	$41	$24	$70

Defined Contribution Plans	$56	$56	$118	$113

There were no contributions to our domestic defined benefit pension plans in the first six months of 2012 and 2011.

The following tables illustrate the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Service cost	$115	$111	$1	$1
Interest cost	313	326	8	10
Expected return on plan assets	(456)	(458)	—	—
Amortization	(3)	(3)	—	(1)
Recognized actuarial net loss (gain)	180	116	(2)	(2)
Net settlement and curtailment loss	7	13	—	—

Total net periodic benefit cost	$156	$105	$7	$8

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Service cost	$230	$222	$2	$2
Interest cost	626	650	16	20
Expected return on plan assets	(912)	(914)	—	—
Amortization	(6)	(6)	—	(2)
Recognized actuarial net loss (gain)	361	231	(4)	(4)
Net settlement and curtailment loss	35	13	—	—

Total net periodic benefit cost	$334	$196	$14	$16

Net settlements and curtailment losses for pension benefits includes curtailment losses of approximately $3 million and $24 million related to, and recorded in, discontinued operations for the quarter and six months ended June 30, 2012, respectively.

Note 8: Restructuring Costs

During the first six months of 2012, we recorded net pre-tax restructuring costs totaling $232 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$63
UTC Climate, Controls & Security	72
Pratt & Whitney	54
Hamilton Sundstrand	5
Sikorsky	6
Eliminations and other	4

Restructuring costs recorded within continuing operations	204
Restructuring costs recorded within discontinued operations	28

Total	$232

The net costs included $110 million recorded in cost of sales, $94 million in selling, general and administrative expenses, and $28 million in discontinued operations. As described below, these costs primarily relate to actions initiated during 2012 and 2011.

2012 Actions. During the first six months of 2012, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $187 million, including $88 million in cost of sales, $72 million in selling, general and administrative expenses and $27 million in discontinued operations.

We expect the actions initiated in the first six months of 2012 to result in net workforce reductions of approximately 2,300 hourly and salaried employees, the exiting of approximately 600,000 net square feet of facilities and the disposal of assets associated with exited facilities. As of June 30, 2012, we have completed net workforce reductions of approximately 1,300 employees and exited approximately 100,000 net square feet. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2012 and 2013. No specific plans for significant other actions have been finalized at this time.

The following table summarizes the accrual balances and utilization by cost type for the 2012 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at March 31, 2012	$84	$—	$3	$87
Net pre-tax restructuring costs	59	1	11	71
Utilization and foreign exchange	(50)	(1)	(4)	(55)

Balance at June 30, 2012	$93	$—	$10	$103

The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$197	$13	$46	$256
Costs incurred - quarter ended March 31, 2012	(96)	(12)	(8)	(116)
Costs incurred - quarter ended June 30, 2012	(59)	(1)	(11)	(71)

Balance at June 30, 2012	$42	$—	$27	$69

The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2012	Costs Incurred Quarter Ended June 30, 2012	Remaining Costs at June 30, 2012
Otis	$61	$(23)	$(31)	$7
UTC Climate, Controls & Security	98	(25)	(24)	49
Pratt & Whitney	61	(34)	(16)	11
Hamilton Sundstrand	5	(1)	(2)	2
Eliminations and other	4	(6)	2	—
Discontinued operations	27	(27)	—	—

Total	$256	$(116)	$(71)	$69

2011 Actions. During the first six months of 2012, we recorded net pre-tax restructuring costs totaling $41 million for restructuring actions initiated in 2011, including $19 million in cost of sales, $21 million in selling, general and administrative expenses and $1 million in discontinued operations. The 2011 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.

As of June 30, 2012, we have completed net workforce reductions of approximately 4,000 employees of an expected 5,000 employees, and have exited approximately 100,000 net square feet of facilities of an expected 2 million net square feet. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2012 and 2013.

The following table summarizes the accrual balances and utilization by cost type for the 2011 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at March 31, 2012	$83	$—	$14	$97
Net pre-tax restructuring costs	18	—	3	21
Utilization and foreign exchange	(31)	—	(5)	(36)

Balance at June 30, 2012	$70	$—	$12	$82

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$304	$4	$69	$377
Costs incurred through December 31, 2011	(259)	(4)	(23)	(286)
Costs incurred - quarter ended March 31, 2012	(10)	—	(10)	(20)
Costs incurred - quarter ended June 30, 2012	(18)	—	(3)	(21)

Remaining costs at June 30, 2012	$17	$—	$33	$50

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred through December 31, 2011	Costs Incurred Quarter Ended March 31, 2012	Costs Incurred Quarter Ended June 30, 2012	Remaining Costs at June 30, 2012
Otis	$101	$(76)	$(6)	$(4)	$15
UTC Climate, Controls & Security	122	(93)	(9)	(13)	7
Pratt & Whitney	47	(37)	(2)	(1)	7
Hamilton Sundstrand	8	(8)	—	—	—
Sikorsky	75	(51)	(3)	(2)	19
Discontinued operations	24	(21)	—	(1)	2

Total	$377	$(286)	$(20)	$(21)	$50

2010 Actions. As of June 30, 2012, we have approximately $44 million of accrual balances remaining related to 2010 actions.

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

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $11.1 billion and $10.4 billion at June 30, 2012 and December 31, 2011, respectively.

The following table summarizes the fair value of derivative instruments as of June 30, 2012 and December 31, 2011 which consist solely of foreign exchange contracts:

	June 30, 2012		December 31, 2011
(Dollars in millions)	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Balance Sheet Asset Locations:
Other assets, current	$101	$30	$69	$40
Other assets	2	1	3	2

	103	31	72	42

Total Asset Derivative Contracts		$134		$114

Balance Sheet Liability Locations:
Accrued liabilities	$87	$34	$81	$40
Other long-term liabilities	21	2	43	1

	108	36	124	41

Total Liability Derivative Contracts		$144		$165

The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
(Loss) gain recorded in Accumulated other comprehensive loss	$(155)	$1	$(63)	$100

(Loss) gain reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$(8)	$33	$(19)	$76

Assuming current market conditions continue, a $54 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2012, all derivative contracts accounted for as cash flow hedges will mature by June 2014.

The effect on the Condensed Consolidated Statement of Comprehensive Income from foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
(Loss) gain recognized in Other income, net	$(78)	$32	$(40)	$28

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

Valuation Hierarchy. The following table provides the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011:

(Dollars in millions)	Total Carrying Value at June 30, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Recurring fair value measurements:
Available-for-sale securities	$839	$839	$—	$—
Derivative assets	134	—	134	—
Derivative liabilities	(144)	—	(144)	—

Nonrecurring fair value measurements:
Equity method investments	440	—	440	—
Business dispositions	100	—	100	—

During 2012, we recorded net gains on nonrecurring fair value measurements of approximately $222 million within Other income, net from UTC Climate, Controls & Security’s ongoing portfolio transformation efforts including the integration of the legacy UTC Fire & Security businesses with the legacy Carrier businesses. These net gains include approximately $357 million from the sales of controlling interests in manufacturing and distribution joint ventures in Asia and Canada, of which approximately $272 million relates to non-cash gains. These gains were partially offset by $103 million of other-than-temporary impairment charges related to business dispositions and $32 million loss on the disposition of the U.S. fire and security branch operations.

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

During 2011, we recorded non-cash other-than-temporary impairment charges of $66 million within Other income, net on an equity investment. The impairment charge recorded on our investment was determined by comparing the carrying value of our investment to the closing market value of the shares on the date the investment was deemed to be impaired.

Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities are managed on the basis of net exposure to market and credit risks of each of the counterparties. The fair value for these derivative assets and liabilities is measured at the price that would be received on a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of June 30, 2012, there were no significant transfers in and out of Level 1 and Level 2.

As of June 30, 2012, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$273	$267	$283	$276
Customer financing notes receivable	311	298	309	297
Short-term borrowings	(210)	(210)	(630)	(630)
Long-term debt (excluding capitalized leases)	(20,479)	(23,652)	(9,575)	(11,639)

The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of June 30, 2012:

(Dollars in millions)	Total Fair Value at June 30, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Recurring fair value measurements:
Long-term receivables	$267	$—	$267	$—
Customer financing notes receivable	298	—	298	—
Short-term borrowings	(210)	—	—	(210)
Long-term debt (excluding capitalized leases)	(23,652)	—	(23,452)	(200)

Valuation Techniques. Our long-term receivables and customer financing notes receivables include our commercial and aerospace long-term trade, government and other receivables, leases, and notes receivable. Our long-term receivables and customer financing notes receivables are measured at fair value using an income approach based on the present value of the contractual, promised or most likely cash flows discounted at observed or estimated market rate for comparable assets or liabilities that are traded in the market. Based on these inputs, long-term receivables and customer financing notes receivables are classified within Level 2 of the valuation hierarchy. Our short-term borrowings include commercial paper and other international credit facility agreements. Our long-term debt includes domestic and international notes. Commercial paper and domestic long-term notes are measured at fair values based on comparable transactions and current market interest rates quoted in active markets for similar assets, and are classified within Level 2 of the valuation hierarchy. Foreign short-term borrowings and foreign long-term notes are measured at fair value based on comparable transactions and rates calculated from the respective countries’ yield curves. Based on these inputs, foreign borrowings and foreign long-term notes are classified within Level 3 of the valuation hierarchy. The fair values of Accounts receivable and Accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

We had commercial aerospace financing and other contractual commitments totaling approximately $2.8 billion at June 30, 2012, which now include approximately $580 million of IAE commitments, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. We had commercial aerospace financing and other contractual commitments of approximately $2.3 billion at December 31, 2011. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitment itself is not readily determinable and is not considered significant.

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

Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as “Other assets” in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as “Customer financing assets” in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace long-term receivables as of June 30, 2012 and December 31, 2011:

(Dollars in millions)	June 30, 2012	December 31, 2011
Long-term trade accounts receivable	$200	$204
Notes and leases receivable	539	365

Total long-term receivables	$739	$569

The increase reflected in “Notes and leases receivable” as of June 30, 2012, as compared to December 31, 2011, primarily reflects the impact of consolidating IAE. See Note 1 for further discussion.

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

Long-term receivables can be considered delinquent if payment has not been received in accordance with the underlying agreement. If determined delinquent, long-term trade accounts receivable and notes and leases receivable balances accruing interest may be placed on nonaccrual status. We record potential losses related to long-term receivables when identified. The reserve for credit losses on these receivables relates to specifically identified receivables that are evaluated individually for impairment. For notes and leases receivable, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Uncollectible long-term receivables are written-off when collection of the indebtedness has been pursued for a reasonable period of time without collection; the customer is no longer in operation; or judgment has been levied, but the underlying assets are not adequate to satisfy the indebtedness. At both June 30, 2012 and December 31, 2011, we do not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.

The following table provides the balance of aerospace long-term receivables and summarizes the associated changes in the reserve for estimated credit losses and exposure for the six months ended June 30, 2012 and 2011, respectively:

(Dollars in millions)	2012	2011
Beginning balance of the reserve for credit losses and exposure as of January 1	$70	$42
Provision	1	1
Charge-offs	—	—
Recoveries	(1)	(8)
Other	(4)	—

Ending balance of the reserve for credit losses and exposure: individually evaluated for impairment as of June 30	$66	$35

Ending balance of long-term receivables: individually evaluated for impairment as of June 30	$739	$595

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

The following table summarizes the credit risk profile by creditworthiness category for aerospace long-term receivable balances at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(Dollars in millions)	Long-term trade accounts receivable	Notes and leases receivable	Long-term trade accounts receivable	Notes and leases receivable
A - (low risk, collateralized/uncollateralized)	$196	$24	$201	$—
B - (moderate risk, collateralized/uncollateralized)	4	427	3	295
C - (high risk, collateralized/uncollateralized)	—	81	—	70
D - (in default, uncollateralized)	—	7	—	—

Total	$200	$539	$204	$365

Note 11: Shareowners’ Equity and Noncontrolling Interest

As of January 1, 2012, we adopted the provisions of the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” As a result of this adoption, we have presented total comprehensive income for each of the periods presented within a single continuous Condensed Consolidated Statement of Comprehensive Income.

A summary of the changes in shareowners’ equity and noncontrolling interest (excluding redeemable noncontrolling interest) comprising total equity for the quarters and six months ended June 30, 2012 and 2011 is provided below:

	Quarter Ended June 30,
	2012			2011
(Dollars in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$22,492	$1,057	$23,549	$22,126	$1,000	$23,126
Comprehensive income for the period:
Net income	1,328	94	1,422	1,318	112	1,430
Total other comprehensive (loss) income	(674)	(27)	(701)	205	2	207

Total comprehensive income for the period	654	67	721	1,523	114	1,637
Common Stock issued under employee plans	104		104	253		253
Common Stock repurchased	—		—	(750)		(750)
Equity Units issuance	(216)		(216)	—		—
Dividends on Common Stock	(413)		(413)	(413)		(413)
Dividends on ESOP Common Stock	(16)		(16)	(16)		(16)
Dividends attributable to noncontrolling interest		(72)	(72)		(90)	(90)
Purchase of subsidiary shares from noncontrolling interest	—	(2)	(2)	—	—	—
Sale of subsidiary shares in noncontrolling interest	—	20	20	—	—	—
Acquisition of noncontrolling interest		47	47		—	—
Redeemable noncontrolling interest in subsidiaries’ earnings		(7)	(7)		(6)	(6)
Redeemable noncontrolling interest in total other comprehensive income		7	7		(2)	(2)
Change in redemption value of put options	(1)		(1)	—		—
Redeemable noncontrolling interest reclassification to noncontrolling interest		4	4		—	—

Equity, end of period	$22,604	$1,121	$23,725	$22,723	$1,016	$23,739

	Six Months Ended June 30,
	2012			2011
(Dollars in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$21,880	$940	$22,820	$21,385	$947	$22,332
Comprehensive income for the period:
Net income	1,658	171	1,829	2,330	201	2,531
Total other comprehensive (loss) income	(185)	(19)	(204)	873	38	911

Total comprehensive income for the period	1,473	152	1,625	3,203	239	3,442
Common Stock issued under employee plans	333		333	447		447
Common Stock repurchased	—		—	(1,500)		(1,500)
Equity Units issuance	(216)		(216)	—		—
Dividends on Common Stock	(825)		(825)	(781)		(781)
Dividends on ESOP Common Stock	(32)		(32)	(31)		(31)
Dividends attributable to noncontrolling interest		(130)	(130)		(166)	(166)
Purchase of subsidiary shares from noncontrolling interest	(8)	(3)	(11)	—	—	—
Sale of subsidiary shares in noncontrolling interest	—	35	35	3	8	11
Acquisition of noncontrolling interest		55	55		5	5
Disposition of noncontrolling interest		(4)	(4)		—	—
Redeemable noncontrolling interest in subsidiaries’ earnings		(11)	(11)		(11)	(11)
Redeemable noncontrolling interest in total other comprehensive income		8	8		(6)	(6)
Change in redemption value of put options	(1)		(1)	(3)		(3)
Redeemable noncontrolling interest reclassification to noncontrolling interest		79	79		—	—

Equity, end of period	$22,604	$1,121	$23,725	$22,723	$1,016	$23,739

A summary of the changes in each component of accumulated other comprehensive (loss) income for the quarter and six months ended June 30, 2012 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2011	$206	$(5,810)	$164	$(50)	$(5,490)
Other comprehensive income - quarter ended March 31, 2012	318	99	11	61	489
Other comprehensive (loss) income - quarter ended June 30, 2012	(628)	136	(42)	(140)	(674)

Balance at June 30, 2012	$(104)	$(5,575)	$133	$(129)	$(5,675)

All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value.

A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters and six months ended June 30, 2012 and 2011 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Redeemable noncontrolling interest, beginning of period	$243	$319	$358	$317
Net income	7	6	11	11
Foreign currency translation, net	(7)	2	(8)	6
Dividends attributable to noncontrolling interest	—	(1)	(11)	(11)
Purchase of subsidiary shares from noncontrolling interest	(2)	—	(34)	—
Change in redemption value of put options	1	—	1	3
Redeemable noncontrolling interest reclassification to noncontrolling interest	(4)	—	(79)	—
Other changes in redeemable noncontrolling interest	—	22	—	22

Redeemable noncontrolling interest, end of period	$238	$348	$238	$348

Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarters and six months ended June 30, 2012 and 2011 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Net income attributable to common shareowners	$1,328	$1,318	$1,658	$2,330

Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	—	—	—	3
Decrease in common stock for purchase of subsidiary shares	—	—	(8)	—

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$1,328	$1,318	$1,650	$2,333

Note 12: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. As disclosed in Note 1, on June 29, 2012 Pratt & Whitney, Rolls-Royce, MTU and JAEC, completed a restructuring of their interests in IAE. This transaction has resulted in an increase in our proportionate share of IAE’s obligations from 33% to 61%. There were no material changes to IAE’s financing arrangements, which, as previously disclosed, were $989 million as of December 31, 2011. There have been no other material changes to guarantees outstanding since December 31, 2011.

The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2012 and 2011 are as follows:

(Dollars in millions)	2012	2011
Balance as of January 1	$1,468	$1,136
Warranties and performance guarantees issued	156	289
Settlements made	(152)	(253)
Other	(341)	325

Balance as of June 30	$1,131	$1,497

The decrease in the above table in “Other” during the six months ended June 30, 2012 primarily reflects the impact of warranty reserves reclassified to Liabilities of Discontinued Operations. See Note 2 for further discussion. The increase reflected in “Other” during the six months ended June 30, 2011 primarily reflected the impact of finalizing purchase accounting on the acquisition of Clipper.

Note 13: Collaborative Arrangements

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which sales, costs and risks are shared. Sales generated from engine programs, spare parts, and aftermarket business under collaboration arrangements are recorded as earned in our financial statements. Amounts attributable to our collaborative partners for their share of sales are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement of the collaborators’ share of program costs is recorded as a reduction of the related expense item at that time. As of June 30, 2012, the collaborators’ interests in all commercial engine programs ranged from 4% to 48%, inclusive of a portion of Pratt & Whitney’s interests held by other participants. Pratt & Whitney is the principal participant in all existing collaborative arrangements. There are no individually significant collaborative arrangements and none of the partners exceed a 31% share in an individual program. See Note 1 for further discussion of changes in the IAE collaboration arrangement.

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

As previously disclosed, the U.S. Department of Justice (DOJ) sued us in 1999 in the U.S. District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and General Electric’s F110 engine. The DOJ alleges that the government overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial of this matter, completed in December 2004, the government claimed Pratt & Whitney’s liability to be $624 million. On August 1, 2008, the trial court judge held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in its 1983 offer. In the absence of actual damages, the trial court judge awarded the DOJ the maximum civil penalty of $7.09 million, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. In September 2008, both the DOJ and UTC appealed the decision to the Sixth Circuit Court of Appeals. In November 2010, the Sixth Circuit affirmed Pratt & Whitney’s liability under the False Claims Act and remanded the case to the trial court for further proceedings.

On June 18, 2012, the trial court found that Pratt & Whitney had breached other obligations imposed by common law based on the same conduct with respect to which the court previously found liability under the False Claims Act. Under the common law claims, the U.S. Air Force may seek damages for events occurring before March 3, 1989, which are not recoverable under the False Claims Act. Further proceedings at the trial court will determine the damages, if any, relating to the False Claims Act and common law claims. The government is expected to continue to seek damages of $624 million, plus interest. Pratt & Whitney continues to contend that the government suffered no actual damages. Should the government ultimately prevail, the outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid.

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $93 million (including interest through June 2012). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter is scheduled to commence later this year. We do not believe the resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

A significant portion of our activities are subject to export control regulation by the U.S. Department of State (State Department) under the U.S. Arms Export Control Act and International Traffic in Arms Regulations (ITAR). From time to time, we identify, investigate, remediate and voluntarily disclose to the State Department’s Office of Defense Trade Controls Compliance (DTCC) potential violations of the ITAR. DTCC administers the State Department’s authority under the ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Most of our voluntary disclosures are resolved without the imposition of penalties or other sanctions. However, as previously disclosed, in November 2011, DTCC informed us that it considers certain of our voluntary disclosures filed since 2005 to reflect deficiencies warranting penalties and sanctions. On June 28, 2012, we entered into a Consent Agreement (CA) with DTCC to resolve a Proposed Charging Letter that references approximately 45 of our previous disclosures. The CA has a four-year term, and provides that we will: (1) pay a civil penalty of $55 million, up to $20 million of which can be suspended based on qualifying compliance investments made by us prior to or during the term of the CA; (2) appoint, subject to DTCC approval, an outside Special Compliance Official (SCO) to oversee our compliance with the CA and the ITAR; (3) continue and undertake additional remedial actions to strengthen ITAR compliance, with emphasis on human resources and organization, training, automation, and security of electronic data; and (4) sponsor two company-wide outside compliance audits during the term of the CA.

The voluntary disclosures addressed in the CA include disclosures made in 2006 and 2007 regarding the export by Hamilton Sundstrand to Pratt & Whitney Canada (P&WC) of certain modifications to dual-use electronic engine control software, and the re-export by P&WC of those software modifications and subsequent P&WC-developed modifications to China during the period 2002-2004 for use in the development of the Z-10 Chinese military helicopter. As previously disclosed, the DOJ separately conducted a criminal investigation of the matters addressed in these disclosures, as well as the accuracy, adequacy, and timeliness of the disclosures. We cooperated with the DOJ’s investigation. On June 28, 2012, the U.S. Attorney for the District of Connecticut filed a three-count criminal information alleging: (1) that in 2002-2003, P&WC caused Hamilton Sundstrand to export ITAR-controlled software modifications to Canada and re-exported them to China without the required license; (2) that in 2006, P&WC, Hamilton Sundstrand and UTC made false statements in disclosures to DTCC regarding these ITAR violations; and (3) that P&WC and Hamilton Sundstrand violated a separate provision of the ITAR by failing timely to notify DTCC of the unlicensed software shipments to China, an embargoed country. P&WC pleaded guilty to violating the ITAR and making false statements as alleged, and was sentenced to probation and to pay fines and forfeitures totaling $6.9 million. P&WC, Hamilton Sundstrand and UTC (the UTC Entities) entered into a Deferred Prosecution Agreement (DPA) regarding the remaining offenses charged with respect to each UTC Entity. The DPA has a two-year term, and provides that the UTC Entities will: (1) pay an additional penalty of $13.8 million; (2) appoint, subject to DOJ approval, an independent monitor (who may be the same person as the SCO appointed under the CA) to oversee compliance with the DPA; (3) provide annual senior officer certifications that all known violations of the ITAR, Export Administration Regulations and sanctions regimes implemented under the International Emergency Economic Powers Act occurring after the execution date of the DPA have been reported by UTC, its subsidiaries, and its majority-owned or controlled affiliates to the appropriate official(s) of the U.S. government; (4) cooperate with law enforcement in specified areas; and (5) implement specified compliance training initiatives.

We believe the previously disclosed potential liability recognized at March 31, 2012 of $55 million will be sufficient to discharge all amounts due under the CA and DPA.

By reason of P&WC’s guilty plea to a criminal violation of the ITAR, DTCC imposed a partial statutory debarment on P&WC with respect to obtaining new or renewed ITAR license privileges. The debarment does not affect existing ITAR licenses/authorities, nor does it extend to programs supporting: (1) the U.S. government; (2) NATO allies; or (3) “major non-NATO allies” (as defined in the ITAR). P&WC may seek “transaction exception” approvals on a case-by-case basis for new or renewed ITAR licensing in other cases during the period of debarment. P&WC may apply for full reinstatement of ITAR privileges after one year. Various military department and defense agency officials are also reviewing the UTC Entities’ present responsibility under the Federal Acquisition Regulation and P&WC’s eligibility to receive funds appropriated for fiscal year 2012 under the National Defense Appropriations Act. We do not believe the ultimate resolution of these matters, individually or collectively, will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Other. We extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.

We have identified the potential for additional warranty costs associated with certain components within the wind turbines previously installed by our Clipper business. During the second quarter of 2012, we evaluated likely sources of underlying quality issues on a portion of the affected wind turbines and recorded a $91 million reserve in discontinued operations for potential warranty costs. We continue to research the source of the remaining underlying quality issues and are unable to determine an estimate of reasonably possible additional warranty costs at this time. Depending upon the nature of the warranty actions required and the number of installed turbines that may be affected, the outcome of this matter could result in a material effect on our results of operations in the period in which a warranty liability would be recognized or cash flows for the period in which warranty remediation is performed.

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

Results for the quarters and six months ended June 30, 2012 and 2011 are as follows:

Quarter Ended June 30,	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Otis	$3,027	$3,192	$651	$743	21.5%	23.3%
UTC Climate, Controls & Security	4,572	5,140	789	665	17.3%	12.9%
Pratt & Whitney	3,447	3,276	427	424	12.4%	12.9%
Hamilton Sundstrand	1,254	1,171	211	185	16.8%	15.8%
Sikorsky	1,620	1,786	213	277	13.1%	15.5%

Total segments	13,920	14,565	2,291	2,294	16.5%	15.8%
Eliminations and other	(113)	(96)	(8)	(40)
General corporate expenses	—	—	(104)	(104)

Consolidated	$13,807	$14,469	$2,179	$2,150	15.8%	14.9%

Six Months Ended June 30,	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Otis	$5,797	$5,964	$1,217	$1,373	21.0%	23.0%
UTC Climate, Controls & Security	8,684	9,533	1,333	1,136	15.4%	11.9%
Pratt & Whitney	6,499	6,149	816	852	12.6%	13.9%
Hamilton Sundstrand	2,490	2,309	409	357	16.4%	15.5%
Sikorsky	2,966	3,368	349	418	11.8%	12.4%

Total segments	26,436	27,323	4,124	4,136	15.6%	15.1%
Eliminations and other	(213)	(181)	(32)	(93)
General corporate expenses	—	—	(200)	(193)

Consolidated	$26,223	$27,142	$3,892	$3,850	14.8%	14.2%

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

Note 17: Subsequent Events

On July 23, 2012, we announced an agreement to sell Rocketdyne to GenCorp for $550 million. The transaction is expected to close in the first quarter of 2013. Proceeds from the sale will be used to repay a portion of the short-term debt incurred to finance the acquisition of Goodrich. The sale is subject to customary closing conditions, including regulatory approvals.

On July 25, 2012, we announced an agreement to sell the Hamilton Sundstrand Industrial businesses to BC Partners and The Carlyle Group for $3.46 billion. The sale is expected to close before the end of the year and the proceeds from the sale will be used to repay a portion of the short-term debt incurred to finance the acquisition of Goodrich. The sale is subject to customary closing conditions, including regulatory approvals.

On July 26, 2012, we completed the acquisition of Goodrich, a global supplier of systems and services to the aerospace and defense industry with 2011 sales of $8.1 billion. Goodrich products include aircraft nacelles and interior systems, actuation and landing systems, and electronic systems. Under the terms of the agreement, Goodrich shareholders received $127.50 in cash for each share of Goodrich common stock they owned on July 26, 2012. This equates to a total estimated enterprise value of $18.2 billion, including $1.7 billion in net debt assumed. Goodrich will be combined with Hamilton Sundstrand to form a new segment named UTC Aerospace Systems. This segment and our Pratt & Whitney segment will be separately reportable segments although they will both be included within the UTC Propulsion & Aerospace Systems organizational structure. Additional disclosures relating to the purchase price allocation will be provided in our third quarter Form 10-Q.

To finance the cash consideration for the Goodrich acquisition and pay related fees, expenses and other amounts due and payable, we utilized the previously disclosed net proceeds of approximately $9.7 billion from the $9.8 billion of long-term notes issued on June 1, 2012 and the net proceeds of approximately $1.1 billion from the Equity Units issued on June 18, 2012, as well as $3.2 billion from the issuance of commercial paper during July 2012 and $2.0 billion of proceeds borrowed on our April 24, 2012 term loan credit agreement on July 26, 2012. For the remainder of the cash consideration, we also utilized approximately $0.5 billion of cash and cash equivalents generated from operating activities. On July 26, 2012 we terminated our bridge credit agreement entered into on November 8, 2011 after completing the Goodrich acquisition financing.

Since these transactions occurred subsequent to the end of the second quarter of 2012, the effects of these transactions are not reflected in the condensed consolidated statement of comprehensive income, statement of cash flows, or balance sheet as of or for the quarter or six months ended June 30, 2012.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and six months ended June 30, 2012 and 2011, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 30, 2012, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of June 30, 2012 and the related condensed consolidated statement of comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2012 and 2011. This interim financial information is the responsibility of the Corporation’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, of cash flows, and of changes in equity for the year then ended (not presented herein), and in our report dated February 9, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

July 30, 2012

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

Subsequent Events

On July 23, 2012, we announced an agreement to sell Rocketdyne to GenCorp for $550 million. The transaction is expected to close in the first quarter of 2013. Proceeds from the sale will be used to repay a portion of the short-term debt incurred to finance the acquisition of Goodrich. The sale is subject to customary closing conditions, including regulatory approvals.

On July 25, 2012, we announced an agreement to sell the Hamilton Sundstrand Industrial businesses to BC Partners and The Carlyle Group for $3.46 billion. The sale is expected to close before the end of the year and the proceeds from the sale will be used to repay a portion of the short-term debt incurred to finance the acquisition of Goodrich. The sale is subject to customary closing conditions, including regulatory approvals.

On July 26, 2012, we completed the acquisition of Goodrich, a global supplier of systems and services to the aerospace and defense industry with 2011 sales of $8.1 billion. Goodrich products include aircraft nacelles and interior systems, actuation and landing systems, and electronic systems. Under the terms of the agreement, Goodrich shareholders received $127.50 in cash for each share of Goodrich common stock they owned on July 26, 2012. This equates to a total estimated enterprise value of $18.2 billion, including $1.7 billion in net debt assumed. Goodrich will be combined with Hamilton Sundstrand to form a new segment named UTC Aerospace Systems. This segment and our Pratt & Whitney segment will be separately reportable segments although they will both be included within the UTC Propulsion & Aerospace Systems organizational structure. Additional disclosures relating to the purchase price allocation will be provided in our third quarter Form 10-Q.

To finance the cash consideration for the Goodrich acquisition and pay related fees, expenses and other amounts due and payable, we utilized the previously disclosed net proceeds of approximately $9.7 billion from the $9.8 billion of long-term notes issued on June 1, 2012 and the net proceeds of approximately $1.1 billion from the Equity Units issued on June 18, 2012, as well as $3.2 billion from the issuance of commercial paper during July 2012 and $2.0 billion of proceeds borrowed on our April 24, 2012 term loan credit agreement on July 26, 2012. For the remainder of the cash consideration, we also utilized approximately $0.5 billion of cash and cash equivalents generated from operating activities. On July 26, 2012 we terminated our bridge credit agreement entered into on November 8, 2011 after completing the Goodrich acquisition financing.

Since these transactions occurred subsequent to the end of the second quarter of 2012, the effects of these transactions are not reflected in the condensed consolidated statement of comprehensive income, statement of cash flows, or balance sheet as of or for the quarter or six months ended June 30, 2012 or in the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Europe continues to struggle with a debt crisis, and no clear solution is yet in place. An unfavorable Euro foreign exchange rate, combined with the continued economic slowdown in the region, has adversely affected sales and profit growth. China’s reported second quarter GDP growth rate was 7.6%, which while still strong, was the lowest growth rate since 2009. The Chinese government has begun easing fiscal policies in support of economic growth, including interest rate reductions. Despite the recent lower growth rates, urbanization and long-term economic fundamentals support continued growth in China, and we remain confident in China’s long-term growth prospects. Most indicators point towards modest growth in the U.S. in 2012. However, the political debate in Washington D.C. surrounding the “fiscal cliff” arising from scheduled spending cuts and tax increases could dampen growth prospects for 2013. With an uneven growth outlook, we continue to take preemptive steps to position our business for future earnings growth by further reducing operating costs even as we continue to invest in new product launches and growth markets. As a result, we are increasing our 2012 full year estimate of restructuring cost in continuing operations from $450 million to $500 million.

Discontinued Operations

On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay a portion of the short-term debt we expect to incur as part of the financing for the proposed acquisition of Goodrich Corporation (Goodrich). These divestitures are expected to generate approximately $3 billion in net cash, on an after-tax basis. In the first quarter of 2012, the Hamilton Sundstrand Industrial businesses, Pratt & Whitney Rocketdyne (Rocketdyne) and Clipper Windpower (Clipper) all met the “held-for-sale” criteria. On June 29, 2012, management of the Company approved a plan for the divestiture of UTC Power. The results of operations, including the net losses expected on disposition, and the related cash flows which result from these non-core businesses have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Comprehensive Income and Cash Flows for all periods presented. Cash flows from the operation of these discontinued businesses are expected to continue until their disposals, most of which are expected to occur in the second half of 2012. As a result of the decision to dispose of these businesses, the Company recorded pre-tax goodwill impairment charges of approximately $360 million and $590 million related to Rocketdyne and Clipper, respectively, in discontinued operations during the first quarter of 2012, and pre-tax net asset impairment charges of approximately $179 million related to UTC Power in discontinued operations during the second quarter of 2012. The goodwill impairment charges result from the decision to dispose of both Rocketdyne and Clipper within a relatively short period after acquiring the businesses. Consequently, there has not been sufficient opportunity for the long-term operations to recover the value implicit in goodwill at the initial date of acquisition. The impairment charge at UTC Power results from adjusting the net assets of the business to the estimated fair value less costs to sell the business expected to be realized upon sale, and reflects the loss in value from the disposition of the business before the benefits of the technology investments could be fully realized. There could be additional gains or losses recorded upon final disposition of the businesses based upon the values, terms and conditions that are ultimately negotiated.

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

During the first six months of 2012, our investment in business acquisitions was $358 million (including debt assumed of $149 million), and consisted primarily of an increase of our ownership interest in IAE International Aero Engines AG (IAE) and a number of small acquisitions in our commercial businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity in the first six months of 2012, goodwill increased $298 million.

On September 21, 2011, we announced an agreement to acquire Goodrich, a global supplier of systems and services to the aerospace and defense industry with 2011 sales of $8.1 billion. Goodrich products include aircraft nacelles and interior systems, actuation and landing systems, and electronic systems. Under the terms of the agreement, Goodrich shareholders will receive $127.50 in cash for each share of Goodrich common stock they own at the time of the closing of the transaction. This equates to a total estimated enterprise value of $18.2 billion, including $1.7 billion in net debt to be assumed. In March 2012, Goodrich received shareholder approval for the transaction. The transaction is subject to customary closing conditions, including regulatory approvals. We expect that this acquisition will close in mid-2012. Once the acquisition is complete, Goodrich and Hamilton Sundstrand will be combined to form a new segment named UTC Aerospace Systems. This segment and our Pratt & Whitney segment will be separately reportable segments although they will both be included within the UTC Propulsion & Aerospace Systems organizational structure. We expect the increased scale, financial strength and complementary products of the new combined business will strengthen our position in the aerospace and defense industry. Further, we expect that this acquisition will enhance our ability to support our customers with more integrated systems.

On June 29, 2012, Pratt & Whitney, Rolls-Royce plc (Rolls-Royce), MTU Aero Engines AG (MTU), and Japanese Aero Engines Corporation (JAEC) participants in the IAE collaboration, completed a restructuring of their interests in IAE. Under the terms of the agreement, Rolls-Royce sold its ownership and collaboration interests in IAE to Pratt & Whitney, while also entering into a license for its V2500 intellectual property with Pratt & Whitney. In exchange for the increased ownership and collaboration interests and intellectual property license, Pratt & Whitney paid Rolls-Royce $1.5 billion at closing with additional payments due to Rolls-Royce conditional upon each hour flown by V2500-powered aircraft in service at the closing date of the purchase from Rolls-Royce during the fifteen year period following closing of the purchase. The collaboration interest and intellectual property licenses are reflected as intangible assets and will be amortized in relation to the economic benefits received over the remaining estimated 30 year life of the V2500 program. Rolls-Royce will continue to support IAE as a strategic supplier for the V2500 engine and continue to perform its key responsibilities for IAE, including the manufacture of parts and assembly of engines. Pratt & Whitney entered into a collaboration arrangement with MTU with respect to a portion of the acquired collaboration interest in IAE for consideration of approximately $233 million with additional payments due to Pratt & Whitney in the future. As a result of these transactions, Pratt & Whitney holds a 61% interest in the collaboration and a 49.5% ownership interest in IAE. Based on the criteria set forth in the Consolidation Topic of the FASB Accounting Standards Codification (ASC), we have determined that IAE is a variable interest entity (VIE). IAE’s business purpose is to coordinate the design, development and manufacture of, and to provide product support to, the V2500 program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, UTC is determined to be the primary beneficiary of IAE as it absorbs the significant economics of IAE and has the power to direct the activities that are considered most significant to IAE. The consolidation of IAE resulted in a gain of $21 million recognized on the remeasurement to fair value of our previously held equity interest on obtaining control of IAE.

On October 12, 2011, Pratt & Whitney and Rolls-Royce announced an agreement to form a new joint venture to develop new engines to power the next generation of mid-size aircraft that will replace the existing fleet of mid-size aircraft currently in service or in development. With this new joint venture, Pratt & Whitney and Rolls-Royce will focus on high-bypass ratio geared turbofan technology as well as collaborate on future studies of next generation propulsion systems. Pursuant to the agreement, the formation of this new joint venture is subject to regulatory approvals and other closing conditions. The completion of the restructuring of the parties’ interests in IAE on June 29, 2012 satisfied one of these closing conditions. The formation of the new joint venture may not occur for a substantial period of time.

We expect to invest approximately $500 million in acquisitions in 2012, excluding spending for the acquisitions of Goodrich and Rolls-Royce’s interests in IAE. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2011 Annual Report, incorporated by reference in our 2011 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of 2012.

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Net Sales	$13,807	$14,469	$26,223	$27,142

The 5% decrease in net sales for the second quarter of 2012 primarily reflects the impact of net dispositions (3%) and the adverse impact of foreign currency translation (3%). Organic sales growth was 1% for the quarter. During the second quarter of 2012, two of the five business segments experienced organic sales growth: Hamilton Sundstrand (9%) and Pratt & Whitney (6%). The organic growth at Hamilton Sundstrand is driven by higher aerospace OEM sales (9%), while organic growth at Pratt & Whitney is primarily a result of higher military engine and aftermarket sales (6%). Sikorsky organic sales contracted 9%, following 5% organic growth in the second quarter of 2011, driven by reduced aircraft deliveries from foreign military operations (6%) and fewer deliveries to the U.S. government (4%) in 2012.

The 3% decrease in net sales in the first six months of 2012 reflects organic sales growth (1%), which was more than offset by the impact of net dispositions (2%) and the adverse impact of foreign currency translation (2%). During the first six months of 2012, two of the five business segments experienced organic sales growth: Hamilton Sundstrand (10%) and Pratt & Whitney (7%). The organic growth at Hamilton Sundstrand is driven by higher aerospace OEM (7%) and aerospace aftermarket (3%) volumes. Pratt & Whitney’s organic growth is primarily a result of higher military engine and aftermarket sales (6%). Sikorsky organic sales contracted 12%, following 9% organic growth in the first six months of 2011, driven by reduced aircraft deliveries from foreign military operations (9%) in 2012.

Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Cost of products sold	$7,123	$7,666	$13,446	$14,131
Percentage of product sales	74.3%	75.0%	74.7%	74.7%
Cost of services sold	$2,811	$2,802	$5,418	$5,489
Percentage of service sales	66.6%	66.0%	65.9%	66.7%
Total cost of products and services sold	$9,934	$10,468	$18,864	$19,620

The factors contributing to the total percentage change year-over-year for the quarter and six months ended June 30, 2012 in total cost of products and services sold are as follows:

	Quarter Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Organic volume	1%	1%
Foreign currency translation	(3)%	(2)%
Acquisitions and divestitures, net	(3)%	(3)%
Other	—	—

Total % Change	(5)%	(4)%

The organic increase in total cost of products and services sold (1%) in the second quarter of 2012 corresponded to the organic sales growth (1%) noted above. The 3% decline attributable to “Acquisitions and divestitures, net” is largely attributable to the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security. The year-over-year decrease in cost of products sold, as a percentage of product sales, reflects the absence of losses associated with international development aircraft at Sikorsky, which were recognized in the second quarter of the prior year.

The organic increase in total cost of products and services sold (1%) in the first six months of 2012 corresponded to the organic sales growth (1%) noted above. The 3% decline attributable to “Acquisitions and divestitures, net” is largely attributable to the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security. The year-over-year decrease in cost of services sold, as a percentage of service sales, reflects favorable aftermarket service performance within the aerospace businesses.

Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Gross margin	$3,873	$4,001	$7,359	$7,522
Percentage of net sales	28.1%	27.7%	28.1%	27.7%

The 40 basis point increase in gross margin as a percentage of sales for the second quarter of 2012 is due to the absence of losses associated with international development aircraft sales at Sikorsky, which were recognized in the second quarter of the prior year (20 basis points), lower year over year warranty costs at UTC Climate, Controls & Security (10 basis points) and the benefit of higher margin service sales (10 basis points) in the second quarter of 2012.

The 40 basis point increase in gross margin as a percentage of sales for the first six months of 2012 is due to the absence of losses associated with international development aircraft sales at Sikorsky, which were recognized in the six months of the prior year (30 basis points) and benefit of higher margin service sales (10 basis points) in the first six months of 2012.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Company-funded	$525	$494	$1,069	$962
Percentage of net sales	3.8%	3.4%	4.1%	3.5%
Customer-funded	$313	$351	$637	$669
Percentage of net sales	2.3%	2.4%	2.4%	2.5%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (6%) in the second quarter of 2012 primarily reflects an increase at Pratt & Whitney (3%) to further advance development primarily of multiple geared turbo fan platforms. Lower expenditures on the Boeing 787 program at Hamilton Sundstrand (1%) partially offset higher research and development spending on other aerospace programs (3%).

The increase in company-funded research and development expenses for the first six months of 2012 (11%) primarily reflects an increase at Pratt & Whitney (7%) to further advance development primarily of multiple geared turbo fan platforms, and at Sikorsky (2%) primarily in support of military programs. We continue to expect company-funded research and development for the full year 2012 to increase about $150 million, as compared with 2011, in support of multiple next generation aerospace platforms.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Selling, general and administrative expenses	$1,509	$1,576	$3,038	$3,026
Percentage of net sales	10.9%	10.9%	11.6%	11.1%

Selling, general and administrative expenses decreased 4% in the second quarter of 2012, due primarily to the impact of favorable foreign exchange translation (4%) and dispositions completed over the preceding twelve months (3%), partially offset by higher restructuring costs (2%) and costs related to the proposed acquisition of Goodrich (1%).

Selling, general and administrative expenses increased less than 1% in the first six months of 2012, due primarily to the impact of favorable foreign exchange translation (2%) and dispositions completed over the preceding twelve months (2%), partially offset by higher restructuring costs (2%) and costs related to the proposed acquisition of Goodrich (2%). The 50 basis point year-over-year increase as a percent of sales also reflects these higher acquisition related and restructuring costs.

Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Other income, net	$340	$219	$640	$316

Other income, net includes the operational impact of equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year increase in other income, net in the second quarter of 2012, is largely due to an approximately $142 million net gain from the sale of a controlling interest in a Canadian distribution business, partially offset by a $32 million loss on the disposition of the U.S. fire and security branch operations, both of which are related to the ongoing UTC Climate, Controls & Security portfolio transformation. The remaining increase in other income, net is attributable primarily to net gains recognized on miscellaneous asset sales ($49 million) and normal recurring operational activity as disclosed above.

The year-over-year increase in other income, net in the first six months of 2012, largely reflects an approximately $215 million net gain from the sale of a controlling interest in a manufacturing and distribution joint venture in Asia and an approximately $142 million net gain from the sale of a controlling interest in a Canadian distribution business, partially offset by $103 million of impairment charges related to planned business dispositions and a $32 million loss on the disposition of the U.S. fire and security branch operations, all of which are related to the ongoing UTC Climate, Controls & Security portfolio transformation. The remaining increase in other income, net is attributable primarily to net gains recognized on miscellaneous asset sales ($91 million) and normal recurring operational activity as disclosed above.

Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Interest expense	$190	$164	$354	$330
Interest income	(22)	(23)	(57)	(40)

Interest expense, net	$168	$141	$297	$290

Average interest expense rate	5.5%	5.5%	5.6%	5.7%

The increase in interest expense in the second quarter and for the first six months of 2012 is a result of higher average long-term debt balances associated with the financing of our proposed acquisition of Goodrich. The increase in interest income in the first six months of 2012, as compared with the same period of 2011, reflects approximately $15 million of favorable pre-tax interest adjustments related to the conclusion of the IRS’s examination of our 2006 – 2008 tax years.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Effective tax rate	22.5%	30.5%	21.5%	31.0%

The decrease in the effective tax rate for the quarter ended June 30, 2012, reflects the favorable income tax impact of $168 million related to the release of valuation allowances resulting from internal legal entity reorganizations. The decrease is also the result of favorable tax impacts related to the net gains associated with the UTC Climate, Controls & Security ongoing portfolio transformation.

The decrease in the effective tax rate for the first six months of 2012, primarily reflects the items noted above. This decrease is also the result of the favorable non-cash income tax impact of $203 million in the first quarter of 2012 related to the conclusion of the IRS’s examination of our 2006 – 2008 tax years.

We estimate our full year annual effective income tax rate in 2012, excluding the impact of the acquisition of Goodrich, to be approximately 29.5%, absent non-recurring adjustments.

Net Income Attributable to Common Shareowners from Continuing Operations

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net income attributable to common shareowners from continuing operations	$1,466	$1,288	$2,655	$2,261
Diluted earnings per share from continuing operations	$1.62	$1.41	$2.94	$2.48

Diluted earnings per share from continuing operations for the second quarter of 2012 includes a net $0.10 per share benefit from non-recurring items, partially offset by $0.06 per share of restructuring charges. The results for the second quarter of 2011 included a net $0.05 per share benefit from non-recurring items, partially offset by a restructuring charge of $0.04 per share. For the first six months of 2012, diluted earnings per share from continuing operations includes a net $0.40 per share benefit from non-recurring items, partially offset by $0.15 per share of restructuring charges. The results for the first six months of 2011 included a net $0.05 per share benefit from non-recurring items, partially offset by a restructuring charge of $0.06 per share.

The impact of foreign currency generated an adverse impact of $0.05 and $0.07 per diluted share on our operational performance in the second quarter and first six months of 2012, respectively. This year-over-year impact also includes the net adverse foreign currency translation impact at Pratt & Whitney Canada (P&WC). At P&WC, strength in the U.S. Dollar in 2012 generated a benefit from foreign currency translation as the majority of P&WC’s sales are denominated in U.S. Dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. As a result of hedging programs currently in place, P&WC’s 2012 full year operating results are expected to include a net adverse impact of foreign currency translation and hedging of approximately $50 million. The net impact of foreign currency translation and hedging was a favorable impact of $6 million and an adverse impact of $10 million in the quarter and first six months of 2012, respectively. For additional discussion of hedging, refer to Note 9 to the Condensed Consolidated Financial Statements.

Net (Loss) Income Attributable to Common Shareowners from Discontinued Operations

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net (loss) income attributable to common shareowners from discontinued operations	$(138)	$30	$(997)	$69
Diluted (loss) earnings per share from discontinued operations	$(0.15)	$0.03	$(1.10)	$0.08

Diluted loss per share from discontinued operations for the second quarter of 2012 includes $0.12 per share of net asset impairment charges at UTC Power. A warranty charge of $0.07 per share for potential costs associated with certain components of wind turbines previously installed by our Clipper business offset a $0.07 per share benefit from the results of operations of discontinued entities in the quarter.

Diluted loss per share from discontinued operations for the first six months of 2012 includes $0.82 per share of goodwill impairment charges related to Rocketdyne and Clipper and net asset impairment charges at UTC Power, and $0.26 per share unfavorable income tax adjustments related to the recognition of a deferred tax liability on the existing difference between the accounting versus tax gain on the planned disposition of Hamilton Sundstrand’s Industrial Businesses. A $0.09 per share benefit from the results of operations of discontinued entities was partially offset by the $0.07 per share Clipper warranty charge noted above.

Restructuring Costs

We recorded net pre-tax restructuring costs for new and ongoing restructuring actions as follows:

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
Otis	$63	$6
UTC Climate, Controls & Security	72	45
Pratt & Whitney	54	29
Hamilton Sundstrand	5	4
Sikorsky	6	3
Eliminations and other	4	—

Restructuring costs recorded within continuing operations	204	87
Restructuring costs recorded within discontinued operations	28	16

Total	$232	$103

The net costs included $110 million recorded in cost of sales, $94 million in selling, general and administrative expenses and $28 million in discontinued operations. As described below, these costs primarily relate to actions initiated during 2012 and 2011.

2012 Actions. During the first six months of 2012, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We incurred net pre-tax restructuring costs totaling $187 million as follows:

(Dollars in millions)	Six Months Ended June 30, 2012
Otis	$54
UTC Climate, Controls & Security	49
Pratt & Whitney	50
Hamilton Sundstrand	3
Eliminations and other	4

Restructuring costs recorded within continuing operations	160
Restructuring costs recorded within discontinued operations	27

Total	$187

The charges included $88 million in cost of sales, $72 million in selling, general and administrative expenses and $27 million in discontinued operations. These costs include $155 million for severance and related employee termination costs, $13 million for asset write-downs and $19 million for facility exit, lease termination costs and other related costs.

We expect the 2012 actions that were initiated in the first six months to result in net workforce reductions of approximately 2,300 hourly and salaried employees, the exiting of approximately 600,000 net square feet and the disposal of assets associated with exited facilities. As of June 30, 2012, we have completed net workforce reductions of approximately 1,300 employees and exited approximately 100,000 net square feet. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2012 and 2013. Approximately 75% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first six months of 2012, we had cash outflows of approximately $62 million related to the 2012 actions. We expect to incur additional restructuring costs of $69 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $200 million annually.

2011 Actions. During the first six months of 2012, we recorded net pre-tax restructuring costs totaling $41 million for restructuring actions initiated in 2011. The 2011 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We incurred net pre-tax restructuring costs for the first six months of 2012 as follows:

(Dollars in millions)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Otis	$10	$7
UTC Climate, Controls & Security	22	21
Pratt & Whitney	3	20
Hamilton Sundstrand	—	3
Sikorsky	5	3
Eliminations and other	—	—

Restructuring costs recorded within continuing operations	40	54
Restructuring costs recorded within discontinued operations	1	15

Total	$41	$69

The charges included $19 million in cost of sales, $21 million in selling, general and administrative expenses and $1 million in discontinued operations. Those costs included $28 million for severance and related employee termination costs and $13 million for facility exit, lease termination costs and other related costs.

We expect the 2011 actions to result in net workforce reductions of approximately 5,000 hourly and salaried employees, the exiting of approximately 2 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2012, we completed net workforce reductions of approximately 4,000 employees and exited approximately 100,000 net square feet of facilities. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2012 and 2013. Approximately 75% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first six months of 2012, we had cash outflows of approximately $104 million related to the 2011 actions. We expect to incur additional restructuring costs of $50 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $300 million annually.

Additional 2012 Actions. We expect to initiate additional restructuring actions during the remainder of 2012. Including trailing costs related to previously initiated actions, we now expect full year 2012 restructuring costs from continuing operations of approximately $500 million, including the $204 million of charges incurred during the first six months of 2012. The expected adverse impact on full year earnings in 2012 from anticipated restructuring costs is expected to be offset by the beneficial impact from net non-recurring items. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Effective January 1, 2012, we formed the UTC Climate, Controls & Security segment, which combines the former Carrier and UTC Fire & Security segments. Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2012 and 2011 are included in “Eliminations and other” below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.

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

Within the Otis segment, new equipment orders were down 7% in the second quarter of 2012 (including 3% attributable to foreign exchange) due primarily to a decline in China (11%). The ongoing Chinese government effort to reduce housing prices has had an adverse impact on the high-end residential market, which has negatively impacted Otis’ China sales. However, the new equipment order rate in China improved during the second quarter in comparison to the first quarter of 2012.

U.S. residential HVAC orders continued to grow through the second quarter and increased 4% compared to the second quarter of 2011, as UTC Climate, Controls & Security benefited from warmer than normal temperatures across most of the U.S. As begun in 2008 for the legacy Carrier business, we will continue the process of evaluating and transforming the UTC Climate, Controls & Security portfolio.

Summary performance for each of the commercial businesses for the quarters ended June 30, 2012 and 2011 are as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Net Sales	$3,027	$3,192	(5)%	$4,572	$5,140	(11)%
Cost of Sales	1,986	2,060	(4)%	3,271	3,754	(13)%

	1,041	1,132	(8)%	1,301	1,386	(6)%

Operating Expenses and Other	390	389	—	512	721	(29)%

Operating Profits	$651	$743	(12)%	$789	$665	19%

Operating Profit Margins	21.5%	23.3%		17.3%	12.9%

Summary performance for each of the commercial businesses for the six months ended June 30, 2012 and 2011 are as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Net Sales	$5,797	$5,964	(3)%	$8,684	$9,533	(9)%
Cost of Sales	3,814	3,841	(1)%	6,267	6,977	(10)%

	1,983	2,123	(7)%	2,417	2,556	(5)%

Operating Expenses and Other	766	750	2%	1,084	1,420	(24)%

Operating Profits	$1,217	$1,373	(11)%	$1,333	$1,136	17%

Operating Profit Margins	21.0%	23.0%		15.4%	11.9%

Otis –

Quarter ended June 30, 2012 Compared with Quarter ended June 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	(5)%	1%		—
Cost of Sales	—	(5)%	—	1%	—
Operating Profits	(3)%	(5)%	—	(4)%	—

The organic sales decrease in the quarter (1%) is due primarily to declines in new equipment volume in Europe and China (combined 2%) partially offset by growth in North America and Brazil (combined 1%). The decline in new equipment sales was slightly offset by growth in service sales with increases in both contractual maintenance and modernization sales (1%).

The decrease in operational profit in the quarter (3%) is due primarily to the impact of commodity costs increases (2%), lower service pricing (2%), and higher accounts receivable reserves (2%), all of which were partially offset by savings from continued cost reduction initiatives (3%).

Six months ended June 30, 2012 Compared with Six months ended June 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	(3)%	—		—
Cost of Sales	1%	(3)%	—	1%	—
Operating Profits	(4)%	(4)%	—	(4)%	1%

Organic sales were flat, reflecting declines in new equipment sales 1% primarily in China, offset by higher service sales (1%) with increases in both contractual maintenance and modernization sales primarily in North America and Asia slightly offset by declines in Europe (1%).

The decrease in operational profit in the first six months (4%) is due primarily to the impact of lower new equipment volume in China (1%), commodity costs increases (2%), higher overhead costs (2%), and the impact of higher accounts receivable reserves (1%), all of which were partially offset by savings from cost reduction initiatives (3%). Higher service volume (2%) was more than offset by lower average service pricing (3%).

UTC Climate, Controls & Security –

Quarter ended June 30, 2012 Compared with Quarter ended June 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	(3)%	(8)%		—
Cost of Sales	—	(4)%	(9)%	—	—
Operating Profits	11%	(3)%	—	(2)%	13%

Organic sales were flat, with growth in the Americas (1%) driven by the residential and commercial HVAC businesses offset by lower volume in the transport refrigeration business (1%). The decrease in “Acquisitions and divestitures, net” (8%) reflects the year over year impact of net divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security’s ongoing portfolio transformation.

The 11% operational profit increase was driven largely by the benefits of prior restructuring actions (8%), including savings from the consolidation of Carrier and UTC Fire & Security, and lower year over year warranty related costs (3%). The benefit of prior year pricing actions was largely offset by unfavorable customer and product mix and increases in employment costs. The 13% increase in “Other” primarily reflects an approximately $110 million net gain from UTC Climate, Controls & Security’s ongoing portfolio transformation partially offset by the absence of an approximately $25 million favorable litigation resolution in the prior year. The net portfolio transformation gain includes approximately $142 million from the sale of a controlling interest in a Canadian distribution business, partially offset by a $32 million loss on the disposition of the U.S. fire and security branch operations.

Six months ended June 30, 2012 Compared with Six months ended June 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	(2)%	(7)%		—
Cost of Sales	1%	(3)%	(8)%	—	—
Operating Profits	5%	(2)%	(1)%	(2)%	17%

Organic sales were flat, reflecting growth in the Americas (1%) driven by the residential and commercial HVAC businesses offset by lower volumes in the transport refrigeration business (1%). The decrease in “Acquisitions and divestitures, net” (7%) reflects the year over year impact of net divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security’s ongoing portfolio transformation efforts.

The 5% operational profit increase was driven largely by the benefits of prior restructuring actions (8%), including savings from the consolidation of Carrier and UTC Fire & Security, and higher equity income from joint venture partners (2%). These increases were partially offset by unfavorable customer and product sales mix (5%). The benefit of prior year pricing actions was largely offset by increases in employment and intangible amortization costs. The 17% increase in “Other” primarily reflects an approximately $222 million net gain from UTC Climate, Controls & Security’s ongoing portfolio transformation partially offset by the absence of an approximately $25 million favorable litigation resolution in the second quarter of 2011. The net portfolio transformation gain includes approximately $142 million from the sale of a controlling interest in a Canadian distribution business in the second quarter of 2012 combined with an approximately $215 million net gain in the first quarter of 2012 from the sale of a controlling interest in a manufacturing and distribution joint venture in Asia. These gains were partially offset by a $32 million loss on the disposition of the U.S. fire and security branch operations in the second quarter of 2012 and $103 million of impairment charges recorded in the first quarter of 2012 related to ongoing business dispositions.

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

The commercial airline industry rebounded in 2010 and has remained generally strong since. Airline traffic, as measured by RPMs is expected to grow between 4% and 6% in 2012. Although many airlines have returned to profitability, high fuel prices continue to challenge the airlines to consider the need for more fuel efficient aircraft. Cash conservation at airlines has adversely impacted order rates. Commercial aerospace spares orders at Pratt & Whitney’s large commercial engine business declined 15% in the second quarter of 2012, following a 23% increase in the second quarter of 2011. Hamilton Sundstrand commercial aerospace spares orders declined 10% in the second quarter of 2012, following a 25% increase in the second quarter of 2011. Consolidated commercial aerospace aftermarket sales increased 2% in the second quarter of 2012, as compared with the same period of 2011, primarily due to a 24% increase at Sikorsky over the prior year.

Deficit reduction measures being considered by the U.S. Government are expected to pressure the U.S. Department of Defense budget in the coming years, resulting in a decline in U.S. Department of Defense spending. Total sales to the U.S. Government were $2.4 billion and $2.4 billion, or 18% and 16% of total UTC sales in the second quarter of 2012 and 2011, respectively. Our participation in long-term production and development programs for the U.S. Government has and is expected to contribute positively to our results in 2012. In July 2012, the U.S. Government and Sikorsky signed a five-year multiservice contract for approximately 650 H-60 helicopters. Actual production quantities will be determined year-by-year over the life of the program based on funding allocations set by Congress and Pentagon acquisition priorities.

As previously reported, Sikorsky is developing the CH-148 derivative of the H-92 helicopter, a military variant of the S-92 helicopter, for the Canadian government. The CH-148 is being developed under a fixed-price contract that provides for the development and production of 28 helicopters, and related logistical support through March 2028. The current contract value is estimated to be $4.5 billion, and is subject to changes in underlying variables such as future flight hours as well as fluctuations in foreign currency exchange rates. Sikorsky and the Canadian government have a number of open disputes relating to the contract, including responsibility for delay of delivery of the fully configured and tested aircraft beyond the current contract delivery schedule and other disputes relating to development, production and logistical support. Sikorsky is prepared to deliver five aircraft in 2012 in a configuration that will require additional hardware and further software testing and upgrades before full mission capability can be achieved. Sikorsky intends to continue discussions with the Canadian government to resolve the open disputes, however, the parties may not reach a contractual solution that allows for delivery of these aircraft or revenue recognition in 2012. As discussions continue, we will assess whether the inability to achieve a contractual solution could lead to a further negative financial impact on the program.

Summary performance for each of the aerospace businesses for the quarters ended June 30, 2012 and 2011 are as follows:

	Pratt & Whitney			Hamilton Sundstrand			Sikorsky
(Dollars in millions)	2012	2011	Change	2012	2011	Change	2012	2011	Change
Net Sales	$3,447	$3,276	5%	$1,254	$1,171	7%	$1,620	$1,786	(9)%
Cost of Sales	2,600	2,436	7%	889	847	5%	1,296	1,471	(12)%

	847	840	1%	365	324	13%	324	315	3%

Operating Expenses and Other	420	416	1%	154	139	11%	111	38	192%

Operating Profits	$427	$424	1%	$211	$185	14%	$213	$277	(23)%

Operating Profit Margins	12.4%	12.9%		16.8%	15.8%		13.1%	15.5%

Summary performance for each of the aerospace businesses for the six months ended June 30, 2012 and 2011 are as follows:

	Pratt & Whitney			Hamilton Sundstrand			Sikorsky
(Dollars in millions)	2012	2011	Change	2012	2011	Change	2012	2011	Change
Net Sales	$6,499	$6,149	6%	$2,490	$2,309	8%	$2,966	$3,368	(12)%
Cost of Sales	4,832	4,525	7%	1,775	1,656	7%	2,379	2,806	(15)%

	1,667	1,624	3%	715	653	9%	587	562	4%

Operating Expenses and Other	851	772	10%	306	296	3%	238	144	65%

Operating Profits	$816	$852	(4)%	$409	$357	15%	$349	$418	(17)%

Operating Profit Margins	12.6%	13.9%		16.4%	15.5%		11.8%	12.4%

Pratt & Whitney –

Quarter ended June 30, 2012 Compared with Quarter ended June 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	(1)%	—		—
Cost of Sales	8%	—	—	(1)%	—
Operating Profits	(14)%	1%	—	2%	12%

Organic sales growth (6%) was driven by an increase in commercial engine deliveries (3%), an increase in military engine and aftermarket sales (6%), commercial aftermarket sales to third party aftermarket parts companies (3%), and higher engine volume at PW&C (1%), partially offset by a decrease in commercial aftermarket spares volume (5%) and lower industrial volume at Pratt & Whitney Power Systems (2%).

The operational profit decrease (14%) was driven by lower commercial spares volume (25%), lower industrial volume at Pratt & Whitney Power Systems (2%), and higher research and development costs (4%), partially offset by higher military engine and aftermarket volume (7%) and the benefit from sales to third party aftermarket parts companies (10%). Savings from prior restructuring actions largely offset higher pension costs during the quarter. The impact from foreign currency reflects the favorable transactional impact of foreign exchange hedging at P&WC (1%). The change in “Other” primarily reflects a gain on the sale of an equity interest in a commercial aftermarket venture (5%) and a gain due to the change in control resulting from the restructuring of interests in IAE (5%).

Six months ended June 30, 2012 Compared with Six months ended June 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	7%	(1)%	—		—
Cost of Sales	7%	—	—	—	—
Operating Profits	(5)%	(1)%	—	(3)%	5%

*	As discussed further in the “Business Overview” and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, for Pratt & Whitney only, the transactional impact of foreign exchange hedging at P&WC has been netted against the translational foreign exchange impact for presentation purposes in the above table. For all other segments, these foreign exchange transactional impacts are included within the organic / operational caption in their respective tables. Due to its significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

Organic sales growth (7%) is driven by higher military engine deliveries and aftermarket sales (6%), higher engine and spares volume at P&WC (2%), and sales to third party aftermarket parts companies (2%), offset by a decrease in commercial spares volume (4%).

The operational profit decrease (5%) is driven by higher research and development costs (8%), lower commercial spares volume (18%), and higher pension costs (1%), partially offset by higher military engine and aftermarket volume (8%), higher PW&C engine shipments (5%) and the benefit of sales to third party aftermarket parts companies (9%). “Other” includes a gain on the sale of intellectual property (2%), a gain on the sale of an equity interest in a venture (3%) and a gain due to the change in control resulting from the restructuring of interests in IAE (2%), offset by the absence of a gain on the sale of an equity investment in a venture in 2011 (2%).

Hamilton Sundstrand –

Quarter ended June 30, 2012 Compared with Quarter ended June 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	9%	(1)%	(1)%		—
Cost of Sales	8%	(2)%	(1)%	—	—
Operating Profits	16%	(2)%	(1)%	—	1%

The organic sales growth (9%) primarily reflects higher volumes in the aerospace OEM business (9%). The increase in aerospace OEM is primarily attributed to volume growth within commercial programs (4%) and military programs (4%).

The organic increase in operational profit (16%) primarily reflects the benefit of higher volume and favorable mix within commercial programs (15%) and military programs (9%). The increase is primarily offset by higher research and development costs (3%) and higher domestic pension expenses (5%).

Six months ended June 30, 2012 Compared with Six months ended June 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	10%	(1)%	(1)%		—
Cost of Sales	10%	(1)%	(2)%	—	—
Operating Profits	16%	(1)%	(1)%	—	1%

The organic sales growth (10%) primarily reflects higher volumes in both the aerospace OEM (7%) and aerospace aftermarket (3%) businesses. The increase within aerospace OEM sales was primarily attributed to volume growth within commercial programs (5%) and military programs (2%). The increase within aerospace aftermarket is primarily attributable to military and commercial spares volume growth (2%).

The organic increase in operational profit (16%) primarily reflects the benefit of higher volume and favorable mix within commercial programs (12%) and increased favorable margin within aftermarket spares (9%), partially offset by higher domestic pension expenses (5%).

Sikorsky –

Quarter ended June 30, 2012 Compared with Quarter ended June 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(9)%	—	—		—
Cost of Sales	(12)%	—	—	—	—
Operating Profits	3%	—	—	—	(26)%

The organic sales decline (9%) reflects reduced aircraft deliveries from foreign military operations (6%), fewer aircraft sales to the U.S. Government (4%) and reduced sales to commercial customers (2%) due primarily to a lack of S-76 sales in the quarter as Sikorsky transitions to certification and full-scale production of the new S-76D model. These declines were partially offset by increased aftermarket support (4%) driven by higher military spares volume.

The operational profit increase (3%) reflects increased commercial profits (7%) due to favorable S-92 margins and higher aftermarket support volume (11%), partially offset by lower U.S. Government volume (9%), lower foreign military and international development profits (2%) and lower volume on customer funded development programs (3%). “Other” reflects the absence of a gain recognized on the contribution of a business to a venture in the United Arab Emirates in 2011.

Six months ended June 30, 2012 Compared with Six months ended June 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(12)%	—	—		—
Cost of Sales	(15)%	—	—	—	—
Operating Profits	1%	—	—	(1)%	(17)%

The organic sales decline (12%) reflects reduced aircraft deliveries from foreign military operations (9%) and fewer aircraft sales to the U.S. Government (5%). These declines were partially offset by increased aftermarket support (3%) driven by higher military spares volume.

The operational profit increase (1%) reflects increased commercial profits (6%) due to better S-92 profitability, higher aftermarket support volume (12%) and higher foreign military and international development profits (2%) due primarily to the absence of two Canadian maritime helicopter deliveries in 2011. These increases were partially offset by lower U.S. Government volume (10%), lower volume on customer funded development programs (3%) and higher year-over-year research and development spending (5%). “Other” reflects the absence of a gain recognized on the contribution of a business to a venture in the United Arab Emirates in 2011.

Eliminations and other –

	Net Sales				Operating Profits
	Quarter Ended June 30,		Six Months Ended June 30,		Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Eliminations and other	$(113)	$(96)	$(213)	$(181)	$(8)	$(40)	$(32)	$(93)
General corporate expenses	—	—	—	—	(104)	(104)	(200)	(193)

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. We have previously reported the results of UTC Power and Clipper within eliminations and other but have reclassified the results of these businesses to discontinued operations for all periods presented, as noted in the “Discontinued Operations” section of our Business Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The year over year change in sales for both the second quarter and first six months of 2012, as compared with the same period of 2011, reflects an increase in the amount of inter-segment sales eliminations. The year-over-year change in operating profit for the first quarter of 2012, as compared with the same period of 2011, primarily reflects the impact of lower self-insurance and legal costs.

LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Cash and cash equivalents	$5,966	$5,960	$5,396
Restricted cash, current	10,715	37	29
Total debt	20,721	10,260	11,398
Net debt (total debt less cash and cash equivalents)	14,755	4,300	6,002
Total equity	23,725	22,820	23,739
Total capitalization (debt plus equity)	44,446	33,080	35,137
Net capitalization (debt plus equity less cash and cash equivalents)	38,480	27,120	29,741
Debt to total capitalization	47%	31%	32%
Net debt to net capitalization	38%	16%	20%

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

Improvement in the global economy remains uneven, and in light of these circumstances, we continue to assess our current business and closely monitor the impact on our customers and suppliers. We have determined that overall there has not been a significant impact on our financial position, results of operations or liquidity during the first six months of 2012.

Our domestic pension funds experienced a positive return on assets of approximately 6% during the first six months of 2012. Approximately 87% of our domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of our domestic pension plans (13%) is invested in less-liquid but market-valued investments, including real estate and private equity. The continued recognition of prior pension losses and the impact of a lower discount rate, partially offset by additional funding and the positive returns experienced during 2011 and the first six months of 2012, are expected to result in increased pension expense in 2012 of approximately $250 million as compared to 2011.

As discussed further below, despite a recent downgrade in the quarter in anticipation of our increased debt levels to finance the acquisition of Goodrich, our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates, including our issuance of $9.8 billion of long-term debt in June 2012. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our current credit standing.

The purchase price for our pending acquisition of Goodrich for $127.50 per share in cash equates to a total estimated enterprise value of $18.2 billion, including $1.7 billion in net debt to be assumed. We expect to finance the total $16.5 billion to be paid to Goodrich shareholders at the closing of the acquisition through a combination of short- and long-term debt, equity units and cash. In 2012, the Company approved plans for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay a portion of the short-term debt incurred as part of the financing for the proposed acquisition of Goodrich. The divestitures are expected to generate approximately $3 billion in net cash, on an after-tax basis. To manage the cash flow and liquidity impacts of these actions, we have suspended share repurchases until at least January 1, 2013, and will significantly reduce repurchases from historical levels for two years thereafter. In addition, we will reduce our budgeted acquisition spending for the next few years, which for 2012 we expect to approximate $500 million excluding spending for our pending acquisition of Goodrich and our acquisition of Rolls-Royce’s interests in IAE.

On November 8, 2011, we entered into a bridge credit agreement with various financial institutions that provides for a $15 billion unsecured bridge loan facility, available to partially fund the cash consideration of the pending acquisition of Goodrich and pay related fees, expenses and other amounts expected to become due and payable by UTC as a result of the acquisition. Any funding under the bridge credit agreement would occur substantially concurrently with the consummation of the Goodrich acquisition, subject to customary conditions for acquisition financings of this type. Any loans made pursuant to the bridge credit agreement would mature on the date that is 364 days after the funding date. As of June 30, 2012, we have reduced the available commitments under this bridge loan facility to $2 billion primarily as a result of the subsequent financing transactions on June 1, 2012 and June 18, 2012 described below.

On April 24, 2012, we entered into a term loan credit agreement with various financial institutions that provides for a $2 billion unsecured term loan facility available to partially fund the cash consideration of the pending acquisition of Goodrich and pay related fees, expenses and other amounts expected to become due and payable by UTC as a result of the acquisition. Any loan under the agreement would mature on December 31, 2012, and funding would occur shortly before consummation of the acquisition, subject to customary conditions for financings of this type. Funding would be conditioned on the substantially contemporaneous termination of the remaining commitments under our $15 billion bridge credit agreement executed on November 8, 2011.

On June 1, 2012, we issued a total of $9.8 billion of long-term debt, which is comprised of $1 billion aggregate principal amount of 1.200% notes due 2015, $1.5 billion aggregate principal amount of 1.800% notes due 2017, $2.3 billion aggregate principal amount of 3.100% notes due 2022, $3.5 billion aggregate principal amount of 4.500% notes due 2042, $1 billion aggregate principal amount of three-month LIBOR plus 0.270% floating rate notes due 2013, and $0.5 billion aggregate principal amount of three-month LIBOR plus 0.500% floating rate notes due 2015. We expect primarily to use the net proceeds of these notes to partially fund the cash consideration of the pending acquisition of Goodrich and pay related fees, expenses and other amounts expected to become due and payable by UTC as a result of the acquisition. The remainder of the net proceeds from these notes, if any, will be used for general corporate purposes. The three-month LIBOR rate as of June 30, 2012 was approximately 0.5%.

On June 18, 2012, we issued 22,000,000 Equity Units. Each Equity Unit has a stated amount of $50 and initially is in the form of a corporate unit consisting of (a) a stock purchase contract under which the holder will purchase from us on August 1, 2015, a number of shares of our common stock determined pursuant to the terms of the agreement, and (b) a 1/20, or 5.0%, undivided beneficial ownership interest in $1,000 principal amount of our 1.55% junior subordinated notes due 2022. Holders of the Equity Units will be entitled to receive quarterly contract adjustment payments at a rate of 5.95% per year on the stated amount of $50 per Equity Unit, subject to our right to defer such payments. We expect primarily to use the net proceeds of the Equity Units to partially fund the cash consideration of the pending acquisition of Goodrich and pay related fees, expenses and other amounts expected to become due and payable by UTC as a result of the acquisition. The remainder of the net proceeds from the Equity Units, if any, will be used for general corporate purposes. Following the issuance of the Equity Units, we further reduced the available commitments under our $15.0 billion bridge loan facility entered into on November 8, 2011, which is available to pay a portion of the cash consideration for the Goodrich acquisition, to $2 billion.

At June 30, 2012, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of June 30, 2012, there were no borrowings under either of these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2012, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

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

On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. Restricted cash as of June 30, 2012 and December 31, 2011 was approximately $10.7 billion and $37 million, respectively. The $10.7 billion of restricted cash was held as of June 30, 2012 in preparation for the acquisition of Goodrich, and is comprised of the proceeds received from the long-term debt and Equity Unit issuances during June 2012, described above.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.

Cash Flow - Operating Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
Net cash flows provided by operating activities of continuing operations	$3,026	$2,643

Cash generated from operating activities of continuing operations in the first six months of 2012 was $383 million higher than the same period in 2011, driven primarily by lower working capital cash requirements. While income from continuing operations increased by approximately $365 million, this included approximately $222 million of net gains from the portfolio transformation activities at UTC Climate, Controls & Security and an approximately $218 million non-cash tax benefit from the conclusion of the IRS’s examination of the Company’s 2006 – 2008 tax years, which are netted out of operating cash flows through both other operating activities and the deferred tax provision. During the first six months of 2012, the net increase in working capital resulted in a cash outflow of $101 million compared to a cash outflow of $791 million during the first six months of 2011. This decrease of $690 million was primarily driven by a decrease in accounts receivable, due to strong collections, and increased advances at Sikorsky, Pratt & Whitney and Otis, which were partially offset by an increase in inventories largely associated with anticipated volume changes at Sikorsky and Pratt & Whitney.

The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the first six months of 2012 and 2011 were $24 million and $70 million, respectively. We expect to make cash contributions of approximately $100 million to our foreign defined benefit pension plans and $200 million of voluntary stock contributions to our domestic pension plans in 2012. Our domestic pension plans are approximately 84% funded on a projected benefit obligation basis as of June 30, 2012 and we are not required to make additional contributions through the end of 2012. Contributions to our global defined benefit pension plans in 2012 are expected to meet or exceed the current funding requirements.

Cash Flow - Investing Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
Net cash flows used in investing activities of continuing operations	$(12,272)	$(302)

The increase in cash used in investing activities of continuing operations was primarily a result of $10.7 billion of restricted cash held as of June 30, 2012 in preparation for the acquisition of Goodrich, as well as payments made to Rolls-Royce to acquire their ownership and collaboration interests in IAE and license its V2500 intellectual property to Pratt & Whitney of approximately $1.5 billion in total. Partially offsetting these increases, concurrent with the closing of the purchase of Rolls-Royce’s interests in IAE, Pratt & Whitney entered into a collaboration arrangement with MTU with respect to a portion of the acquired collaboration interest in IAE for consideration of approximately $233 million, with additional payments due to Pratt & Whitney in the future. Investments in businesses in the first six months of 2012 consisted primarily of our acquisition of Rolls-Royce’s ownership interest in IAE and a number of small acquisitions in our commercial and aerospace businesses. Excluding spending for our pending acquisition of Goodrich and our acquisition of Rolls-Royce’s interests in IAE, we expect total cash investments for acquisitions in 2012 to be approximately $500 million, including acquisitions completed during the first six months of 2012. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. Capital expenditures increased $60 million primarily at Pratt & Whitney and Otis, which reflected expenditures related to investment in new programs and low-cost manufacturing facilities.

Customer financing activities were a net source of cash of $26 million and $29 million for the first six months of 2012 and 2011, respectively. While we expect that 2012 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $2.8 billion, which now includes approximately $580 million of IAE commitments, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms at June 30, 2012, of which as much as $250 million may be required to be disbursed during 2012. We had commercial aerospace financing and other contractual commitments of approximately $2.3 billion at December 31, 2011.

Cash Flow - Financing Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
Net cash flows provided by (used in) financing activities of continuing operations	$9,377	$(1,099)

The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. In June 2012, we issued $9.8 billion of long-term debt and $1.1 billion of Equity Units. We expect to use the net proceeds of the long-term debt and Equity Units primarily to partially fund the cash consideration of our pending acquisition of Goodrich and pay related fees, expenses and other amounts expected to become due and payable by UTC as a result of the acquisition. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We repaid the $455 million of outstanding commercial paper as of December 31, 2011 during the six months ended June 30, 2012, and had no outstanding commercial paper at June 30, 2012.

As a result of our pending acquisition of Goodrich, we have suspended share repurchases until at least January 1, 2013, and will significantly reduce repurchases for two years thereafter. At June 30, 2012, management had authority to repurchase approximately 7 million shares under the previously announced share repurchase program. When we repurchase shares, our share repurchases vary depending upon various factors including the level of other investing activities.

We paid dividends on Common Stock of $0.48 per share in the first quarter of 2012 totaling $412 million in the aggregate and $0.48 per share in the second quarter of 2012 totaling $413 million in the aggregate. On June 13, 2012, the Board of Directors declared, effective as of July 5, 2012, a dividend of $0.535 per share payable September 10, 2012 to shareowners of record at the close of business on August 17, 2012.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2011 Annual Report, incorporated by reference in our 2011 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. On June 29, 2012, Pratt & Whitney, Rolls-Royce, MTU and JAEC, completed a restructuring of their interests in IAE. Under the terms of the agreement, Rolls-Royce sold its ownership and collaboration interests in IAE to Pratt & Whitney, while also entering into a license for its V2500 intellectual property with Pratt & Whitney. Concurrently, Pratt & Whitney entered into a collaboration arrangement with MTU with respect to a portion of the acquired collaboration interest in IAE. As a result of the transactions, Pratt & Whitney now consolidates IAE. As a result of the consolidation, purchase obligations increased $1.9 billion and are expected to be payable as follows: $436 million in 2012 and $1.5 billion in 2013 through 2014.

In exchange for the increased ownership and collaboration interests and intellectual property license, Pratt & Whitney paid Rolls-Royce $1.5 billion at closing with additional payments due to Rolls-Royce contingent upon each hour flown by the V2500-powered aircraft in service as of June 29, 2012 during the fifteen year period following closing of the purchase. These payments will be capitalized as a collaboration intangible asset and amortized in relation to the economic benefits received over the projected remaining 30 year life of the V2500 program. Flight hour payments are estimated to be approximately $123 million in 2012, $593 million in 2013 through 2014, $646 million in 2015 through 2016, and $2.9 billion thereafter.

In anticipation of our Goodrich acquisition, we issued $9.8 billion of long-term debt and $1.1 billion of Equity Units. Future interest payments on these issuances are estimated to be approximately $162 million in 2012, $722 million in 2013 through 2014, $614 million in 2015 through 2016, and $4,521 million thereafter.

At June 30, 2012, there have been no other material changes to off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as otherwise disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the second quarter of 2012. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2011 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	in respect of recently completed acquisitions, including the acquisition of Goodrich, our ability to integrate acquired operations and to realize synergies and opportunities for growth and innovation;

•	the scope, nature, impact or timing of other acquisition, divestiture and joint venture activity, including integration of acquired businesses into our existing businesses;

•	our ability to realize the intended benefits of recently announced organizational changes;

•	future levels of indebtedness and capital spending and research and development spending;

•	future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;

•	delays and disruption in delivery of materials and services from suppliers;

•	new business opportunities;

•	cost reduction efforts and restructuring costs and savings and other consequences thereof;

•	the development, production, delivery, support, performance and anticipated benefits of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the outcome of legal proceedings and other contingencies;

•	future repurchases of our common stock;

•	pension plan assumptions and future contributions; and

•	the effect of changes in tax, environmental and other laws and regulations or political conditions in the United States and other countries in which we operate.

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

As previously disclosed, the U.S. Department of Justice (DOJ) sued us in 1999 in the U.S. District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. This lawsuit relates to the “Fighter Engine Competition” between Pratt & Whitney’s F100 engine and General Electric’s F110 engine. The DOJ alleges that the government overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial of this matter, completed in December 2004, the government claimed Pratt & Whitney’s liability to be $624 million. On August 1, 2008, the trial court judge held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in its 1983 offer. In the absence of actual damages, the trial court judge awarded the DOJ the maximum civil penalty of $7.09 million, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. In September 2008, both the DOJ and UTC appealed the decision to the Sixth Circuit Court of Appeals. In November 2010, the Sixth Circuit affirmed Pratt & Whitney’s liability under the False Claims Act and remanded the case to the trial court for further proceedings.

On June 18, 2012, the trial court found that Pratt & Whitney had breached other obligations imposed by common law based on the same conduct with respect to which the court previously found liability under the False Claims Act. Under the common law claims, the U.S. Air Force may seek damages for events occurring before March 3, 1989, which are not recoverable under the False Claims Act. Further proceedings at the trial court will determine the damages, if any, relating to the False Claims Act and common law claims. The government is expected to continue to seek damages of $624 million, plus interest. Pratt & Whitney continues to contend that the government suffered no actual damages. Should the government ultimately prevail, the outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid.

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $93 million (including interest through June 2012). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter is scheduled to commence later this year. We do not believe the resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

A significant portion of our activities are subject to export control regulation by the U.S. Department of State (State Department) under the U.S. Arms Export Control Act and International Traffic in Arms Regulations (ITAR). From time to time, we identify, investigate, remediate and voluntarily disclose to the State Department’s Office of Defense Trade Controls Compliance (DTCC) potential violations of the ITAR. DTCC administers the State Department’s authority under the ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Most of our voluntary disclosures are resolved without the imposition of penalties or other sanctions. However, as previously disclosed, in November 2011, DTCC informed us that it considers certain of our voluntary disclosures filed since 2005 to reflect deficiencies warranting penalties and sanctions. On June 28, 2012, we entered into a Consent Agreement (CA) with DTCC to resolve a Proposed Charging Letter that references approximately 45 of our previous disclosures. The CA has a four-year term, and provides that we will: (1) pay a civil penalty of $55 million, up to $20 million of which can be suspended based on qualifying compliance investments made by us prior to or during the term of the CA; (2) appoint, subject to DTCC approval, an outside Special Compliance Official (SCO) to oversee our compliance with the CA and the ITAR; (3) continue and undertake additional remedial actions to strengthen ITAR compliance, with emphasis on human resources and organization, training, automation, and security of electronic data; and (4) sponsor two company-wide outside compliance audits during the term of the CA.

The voluntary disclosures addressed in the CA include disclosures made in 2006 and 2007 regarding the export by Hamilton Sundstrand to P&WC of certain modifications to dual-use electronic engine control software, and the re-export by P&WC of those software modifications and subsequent P&WC-developed modifications to China during the period 2002-2004 for use in the development of the Z-10 Chinese military helicopter. As previously disclosed, the DOJ separately conducted a criminal investigation of the matters addressed in these disclosures, as well as the accuracy, adequacy, and timeliness of the disclosures. We cooperated with the DOJ’s investigation. On June 28, 2012, the U.S. Attorney for the District of Connecticut filed a three-count criminal information alleging: (1) that in 2002-2003, P&WC caused Hamilton Sundstrand to export ITAR-controlled software modifications to Canada and re-exported them to China without the required license; (2) that in 2006, P&WC, Hamilton Sundstrand and UTC made false statements in disclosures to DTCC regarding these ITAR violations; and (3) that P&WC and Hamilton Sundstrand violated a separate provision of the ITAR by failing timely to notify DTCC of the unlicensed software shipments to China, an embargoed country. P&WC pleaded guilty to violating the ITAR and making false statements as alleged, and was sentenced to probation and to pay fines and forfeitures totaling $6.9 million. P&WC, Hamilton Sundstrand and UTC (the UTC Entities) entered into a Deferred Prosecution Agreement (DPA) regarding the remaining offenses charged with respect to each UTC Entity. The DPA has a two-year term, and provides that the UTC Entities will: (1) pay an additional penalty of $13.8 million; (2) appoint, subject to DOJ approval, an independent monitor (who may be the same person as the SCO appointed under the CA) to oversee compliance with the DPA; (3) provide annual senior officer certifications that all known violations of the ITAR, Export Administration Regulations and sanctions regimes implemented under the International Emergency Economic Powers Act occurring after the execution date of the DPA have been reported by UTC, its subsidiaries, and its majority-owned or controlled affiliates to the appropriate official(s) of the U.S. government; (4) cooperate with law enforcement in specified areas; and (5) implement specified compliance training initiatives.

We believe the previously disclosed potential liability recognized at March 31, 2012 of $55 million will be sufficient to discharge all amounts due under the CA and DPA.

By reason of P&WC’s guilty plea to a criminal violation of the ITAR, DTCC imposed a partial statutory debarment on P&WC with respect to obtaining new or renewed ITAR license privileges. The debarment does not affect existing ITAR licenses/authorities, nor does it extend to programs supporting: (1) the U.S. government; (2) NATO allies; or (3) “major non-NATO allies” (as defined in the ITAR). P&WC may seek “transaction exception” approvals on a case-by-case basis for new or renewed ITAR licensing in other cases during the period of debarment. P&WC may apply for full reinstatement of ITAR privileges after one year. Various military department and defense agency officials are also reviewing the UTC Entities’ present responsibility under the Federal Acquisition Regulation and P&WC’s eligibility to receive funds appropriated for fiscal year 2012 under the National Defense Appropriations Act. We do not believe the ultimate resolution of these matters, individually or collectively, will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Except as otherwise noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2011 10-K and Part II, Item 1, “Legal Proceedings,” of our 2012 Form 10-Q for the quarter ended March 31, 2012.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our Global Growth Is Subject to a Number of Economic Risks

Although the global economy has gradually improved since the significant downturn of 2008 and 2009 when the global economy experienced widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, uncertainty continues to exist as to the overall rate and stability of the recovery. Global gross domestic product growth continues to be led by emerging markets, particularly in Brazil, Russia, India and China, while in the developed economies, particularly in Europe, the recovery remains uncertain due to persistent high unemployment in the U.S. and Europe, a weak U.S. and European housing market, government budget reduction plans, the unwinding of fiscal stimuli and concerns over the deepening European sovereign debt crisis. In addition, China has shown signs of a short-term slowdown in construction and its overall gross domestic product growth rate, while still high, has decreased from the levels seen in 2011. As a result, further disruptions or slowdown in these or in other economies could affect our sales or liquidity.

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

Our Business May Be Affected by Government Contracting Risks and Laws Relating to Export of Goods and Technology

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations relating to certain of our U.S. government contracts. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigation (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages, and/or bar us from bidding on or receiving new awards of U.S. government contracts. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges. As previously disclosed and as discussed in Part II, Item 1 “Legal Proceedings,” and in Note 14 to the Condensed Consolidated Financial Statements in this Form 10-Q, on June 28, 2012 we entered into a consent agreement with the DTCC and a deferred prosecution agreement with the DOJ regarding separate but related export licensing compliance violations, both of which impose significant continuing obligations. In addition, we are also sensitive to U.S. military budgets, which may fluctuate based on the policies of a new administration or Congress.

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

We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses from, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures

We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and expect to do so in the future. For example, we recently completed our acquisition of Goodrich on July 26, 2012 and on June 29, 2012, Pratt & Whitney completed its acquisition of the interests of Rolls-Royce in IAE. Further, on October 12, 2011 Pratt & Whitney and Rolls-Royce announced an agreement to form a new joint venture to develop new engines to power the next generation of mid-size aircraft that will replace the existing fleet of mid-size aircraft currently in service or in development and MTU and JAEC subsequently agreed to join this new joint venture. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. The success of our proposed acquisitions will depend on the satisfaction of conditions precedent to, and consummation of, the proposed transactions, the timing of consummation of these proposed transactions, and the ability of the parties to secure any required regulatory approvals in a timely manner. Any of the foregoing could adversely affect our business and results of operations. Accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations imposed on us and could affect our future financial results. In addition, as disclosed in Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q, the Board of Directors of the Company has approved a plan for the divestiture of a number of non-core businesses, and net cash generated from these divestitures is intended to be used to repay a portion of the short-term debt we incurred as part of the financing for the recently completed acquisition of Goodrich. Whether and when these divestitures are consummated and the consideration received or paid will determine how much of such debt we are able to repay using these divestiture proceeds and the timeframe of repayment.

Our Acquisition of Goodrich May Underperform Relative to our Expectations; The Transaction May Cause Our Financial Results to Differ From Our Expectations or the Expectations of the Investment Community; We May Not Be Able to Achieve Anticipated Cost Savings or Other Anticipated Synergies

There is unpredictability in the business and regulatory conditions affecting the industries in which we and Goodrich operate. The success of the acquisition will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from the integration of Goodrich with our existing businesses. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of Goodrich and realizing our expectations for the acquisition include, among others:

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

Our Debt Has Increased As A Result of the Goodrich Acquisition and Will Increase If We Incur Additional Debt in the Future and Do Not Retire Existing Debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of June 30, 2012, we had approximately $20.7 billion of total debt on a consolidated basis. We have incurred additional debt as a result of our financing of the Goodrich acquisition and have assumed approximately $1.7 billion of net Goodrich debt. Our debt level and related debt service obligations could have negative consequences, including:

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

We Are Subject to Litigation, Tax, Environmental and Other Legal Compliance Risks

We are subject to a variety of litigation, tax and legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties, suspension, debarment or termination of export privileges. As previously disclosed and as discussed in Part II, Item 1 “Legal Proceedings,” and in Note 14 to the Condensed Consolidated Financial Statements in this Form 10-Q, on June 28, 2012 we entered into a consent agreement with the DTCC and a deferred prosecution agreement with the DOJ regarding separate but related export licensing compliance violations, both of which impose significant continuing obligations. As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs.

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

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock under the current share repurchase program during the quarter ended June 30, 2012. Under the current program, which was announced on March 10, 2010 and which authorizes the repurchase of up to 60 million shares of our common stock, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. In connection with our pending acquisition of Goodrich, we announced that we will suspend additional share repurchases until at least January 1, 2013, and will significantly reduce repurchases for two years thereafter. The number of shares remaining for purchase under the current program is approximately 6,937,000. We may, however, continue to reacquire shares outside of this program from time to time in connection with the surrender of shares to cover taxes on the vesting of restricted stock. Approximately 3,000 shares were reacquired in transactions outside the program during the quarter ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20120630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20120630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20120630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20120630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20120630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20120630_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated: July 30, 2012	by:	/S/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated: July 30, 2012	by:	/S/ PETER F. LONGO
Peter F. Longo
Vice President, Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20120630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20120630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20120630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20120630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20120630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20120630_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.