Form 10-Q
period 2012-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2012-10-26
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At September 30, 2012 there were 916,544,528 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2012

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

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended September 30,
(Dollars in millions, except per share amounts)	2012	2011
Net Sales:
Product sales	$10,839	$9,992
Service sales	4,203	4,243

	15,042	14,235

Costs and Expenses:
Cost of products sold	8,278	7,519
Cost of services sold	2,725	2,819
Research and development	590	465
Selling, general and administrative	1,619	1,512

	13,212	12,315

Other income, net	211	231

Operating profit	2,041	2,151
Interest expense, net	216	139

Income from continuing operations before income taxes	1,825	2,012
Income tax expense	484	628

Net income from continuing operations	1,341	1,384

Discontinued operations (Note 2):
Income from operations	91	52
Loss on disposal	(26)	—
Income tax benefit (expense)	105	(15)

Net income on discontinued operations	170	37

Net income	1,511	1,421
Less: Noncontrolling interest in subsidiaries’ earnings	96	97

Net income attributable to common shareowners	$1,415	$1,324

Comprehensive income	$2,546	$526
Less: Comprehensive income attributable to noncontrolling interests	119	72

Comprehensive income attributable to common shareowners	$2,427	$454

Net income attributable to common shareowners:
Net income from continuing operations	$1,247	$1,290
Net income from discontinued operations	$168	$34

Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$1.39	$1.45
Net income attributable to common shareowners	$1.58	$1.49

Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.37	$1.43
Net income attributable to common shareowners	$1.56	$1.47

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2012	2011
Net Sales:
Product sales	$28,843	$28,900
Service sales	12,422	12,477

	41,265	41,377

Costs and Expenses:
Cost of products sold	21,724	21,650
Cost of services sold	8,143	8,308
Research and development	1,659	1,427
Selling, general and administrative	4,657	4,538

	36,183	35,923

Other income, net	851	547

Operating profit	5,933	6,001
Interest expense, net	513	429

Income from continuing operations before income taxes	5,420	5,572
Income tax expense	1,257	1,731

Net income from continuing operations	4,163	3,841

Discontinued operations (Note 2):
Income from operations	118	201
Loss on disposal	(1,197)	—
Income tax benefit (expense)	256	(90)

Net (loss) income on discontinued operations	(823)	111

Net income	3,340	3,952
Less: Noncontrolling interest in subsidiaries’ earnings	267	298

Net income attributable to common shareowners	$3,073	$3,654

Comprehensive income	$4,171	$3,968
Less: Comprehensive income attributable to noncontrolling interests	271	311

Comprehensive income attributable to common shareowners	$3,900	$3,657

Net income (loss) attributable to common shareowners:
Net income from continuing operations	$3,902	$3,551
Net (loss) income from discontinued operations	$(829)	$103

Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$4.37	$3.97
Net income attributable to common shareowners	$3.44	$4.09

Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$4.31	$3.91
Net income attributable to common shareowners	$3.39	$4.02

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in millions)	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$6,242	$5,960
Accounts receivable, net	10,610	9,546
Inventories and contracts in progress, net	10,467	7,797
Future income tax benefits, current	1,474	1,662
Assets of discontinued operations	1,884	—
Other assets, current	1,008	793

Total Current Assets	31,685	25,758

Customer financing assets	1,185	1,035
Future income tax benefits	1,541	2,387
Fixed assets	17,861	15,980
Less: Accumulated depreciation	(9,622)	(9,779)

Fixed assets, net	8,239	6,201

Goodwill	27,630	17,943
Intangible assets, net	15,146	3,918
Other assets	6,520	4,210

Total Assets	$91,946	$61,452

Liabilities and Equity
Short-term borrowings	$5,224	$630
Accounts payable	6,156	5,570
Accrued liabilities	14,600	12,287
Liabilities of discontinued operations	405	—
Long-term debt currently due	67	129

Total Current Liabilities	26,452	18,616

Long-term debt	23,409	9,501
Future pension and postretirement benefit obligations	6,632	5,007
Other long-term liabilities	9,129	5,150

Total Liabilities	65,622	38,274

Commitments and contingent liabilities (Note 13)
Redeemable noncontrolling interest	233	358
Shareowners’ Equity:
Common Stock	13,799	13,445
Treasury Stock	(19,258)	(19,410)
Retained earnings	35,219	33,487
Unearned ESOP shares	(142)	(152)
Accumulated other comprehensive loss	(4,663)	(5,490)

Total Shareowners’ Equity	24,955	21,880
Noncontrolling interest	1,136	940

Total Equity	26,091	22,820

Total Liabilities and Equity	$91,946	$61,452

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Operating Activities of Continuing Operations:
Income from continuing operations	$4,163	$3,841
Adjustments to reconcile income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	1,047	962
Deferred income tax provision	29	337
Stock compensation cost	150	179
Change in:
Accounts receivable	406	(542)
Inventories and contracts in progress	(1,162)	(880)
Other current assets	(101)	(30)
Accounts payable and accrued liabilities	708	900
Global pension contributions*	(233)	(246)
Other operating activities, net	(356)	29

Net cash flows provided by operating activities of continuing operations	4,651	4,550

Investing Activities of Continuing Operations:
Capital expenditures	(748)	(570)
Investments in businesses	(16,008)	(229)
Dispositions of businesses	362	382
Decrease in customer financing assets, net	1	43
Increase in restricted cash	(16,133)	—
Decrease in restricted cash	15,942	8
Increase in collaboration intangible assets	(1,394)	—
Other investing activities, net	(17)	78

Net cash flows used in investing activities of continuing operations	(17,995)	(288)

Financing Activities of Continuing Operations:
Issuance (repayment) of long-term debt, net	10,798	(50)
Increase in short-term borrowings, net	4,509	1,130
Common Stock issued under employee stock plans	460	196
Dividends paid on Common Stock	(1,288)	(1,192)
Repurchase of Common Stock	—	(2,175)
Other financing activities, net	(493)	(299)

Net cash flows provided by (used in) financing activities of continuing operations	13,986	(2,390)

Discontinued Operations:
Net cash provided by operating activities	22	28
Net cash used in investing activities	(352)	(10)
Net cash used in financing activities	—	(20)

Net cash flows used in discontinued operations	(330)	(2)

Effect of foreign exchange rate changes on cash and cash equivalents	25	13

Net increase in cash and cash equivalents	337	1,883

Cash and cash equivalents, beginning of year	5,960	4,083

Cash and cash equivalents, end of period	6,297	5,966
Less: Cash and cash equivalents of discontinued operations	55	—

Cash and cash equivalents of continuing operations, end of period	$6,242	$5,966

*	Non-cash activities include contributions of UTC common stock of $450 million to domestic defined benefit pension plans in the third quarter of 2011.

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidated Financial Statements at September 30, 2012 and for the quarters and nine months ended September 30, 2012 and 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2011 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2011 (2011 Form 10-K).

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

Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets

Business Acquisitions and Dispositions. During the first nine months of 2012, our investment in business acquisitions was $18.6 billion (including debt assumed of $2.6 billion).

On July 26, 2012, we completed the acquisition of Goodrich Corporation (Goodrich), a global supplier of systems and services to the aerospace and defense industry with 2011 sales of $8.1 billion. Goodrich products include aircraft nacelles, interior, actuation, landing and electronic systems. Under the terms of the agreement, Goodrich shareholders received $127.50 in cash for each share of Goodrich common stock they owned on July 26, 2012. This equated to a total enterprise value of $18.3 billion, including $1.9 billion in net debt assumed. The acquired Goodrich businesses were combined with the legacy Hamilton Sundstrand businesses to form the new UTC Aerospace Systems segment. The acquisition of Goodrich and the formation of UTC Aerospace Systems provide increased scale, financial strength and complementary product offerings, allowing us to significantly strengthen our position in the aerospace and defense industry, create aftermarket efficiencies for our customers, accelerate our ability to drive innovation within the aerospace industry, and enhance our ability to support our customers with more integrated systems. This acquisition, coupled with our acquisition of an additional interest in IAE International Aero Engines AG (IAE) resulting in a controlling interest in IAE, as discussed below, further advances the Company’s strategy of focusing on our core businesses.

To finance the cash consideration for the Goodrich acquisition and pay related fees, expenses and other amounts due and payable, we utilized the previously disclosed net proceeds of approximately $9.6 billion from the $9.8 billion of long-term notes issued on June 1, 2012, the net proceeds of approximately $1.1 billion from the Equity Units issued on June 18, 2012, $3.2 billion from the issuance of commercial paper during July 2012, and $2.0 billion of proceeds borrowed under our April 24, 2012 term loan credit agreement in July 2012. For the remainder of the cash consideration, we utilized approximately $0.5 billion of cash and cash equivalents generated from operating activities.

Preliminary Allocation of Consideration Transferred to Net Assets Acquired:

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of Goodrich. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations.” The size and breadth of the Goodrich acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including the significant contractual and operational factors underlying the customer relationship intangible asset; the final negotiated sales values for businesses that are required to be sold as part of the regulatory approval of the Goodrich acquisition; the assumptions underpinning certain reserves such as those for environmental obligations, and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below:

(Dollars in millions)
Cash and cash equivalents	$538
Accounts receivable, net	1,182
Inventories and contracts in progress, net	1,729
Future income tax benefits, current	280
Other assets, current	574
Fixed assets	2,342
Intangible assets:
Customer relationships	8,550
Trademarks	1,550
Other assets	1,831
Short-term borrowings	(83)
Accounts payable	(443)
Accrued liabilities	(2,242)
Long-term debt	(2,961)
Future pension and postretirement benefit obligations	(1,745)
Other long-term liabilities:
Customer contractual obligations	(2,050)
Other long-term liabilities	(3,758)
Non-controlling interests	(41)

Total identifiable net assets	5,253
Goodwill	11,167

Total consideration transferred	$16,420

In order to allocate the consideration transferred for Goodrich, the fair values of all identifiable assets and liabilities needed to be established. For accounting and financial reporting purposes, fair value is defined under ASC Topic 820, “Fair Value Measurement and Disclosure” as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.

In determining the fair value of identifiable assets acquired and liabilities assumed, a review was conducted for any significant contingent assets or liabilities existing as of the acquisition date. The preliminary assessment did not note any significant legal or governmental action contingencies. Based upon UTC’s existing practices and phase II environmental assessments done on a number of Goodrich sites, UTC determined it assumed an obligation of $232 million related to environmental liabilities.

The fair values of the customer relationship intangible assets were determined by using an “income approach” which is the most common valuation approach utilized. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company’s estimates of market participant net cash flows considered historical and projected pricing, remaining developmental effort, operational performance including company specific synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are probability-adjusted to reflect the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship intangible asset is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of the underlying programs of 10 to 25 years.

We also identified customer contractual obligations on certain original equipment manufacturing (OEM) development programs where the expected costs exceed the expected revenue under contract. We measured these liabilities under the measurement provisions of ASC Topic 820, “Fair Value Measurement,” which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Based on the estimated net cash outflows of the OEM developmental programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded assumed liabilities of approximately $2.0 billion. These liabilities will be liquidated in accordance with the underlying economic pattern of obligations, as reflected by the net cash outflows incurred on the OEM contracts.

Goodrich had not recorded an income tax liability on the unremitted earnings of its non-U.S. subsidiaries, which was approximately $853 million as of December 31, 2011. In connection with the acquisition, the Company has made a determination to repatriate certain of these unremitted earnings, making such amounts subject to both U.S. and Non-U.S. income taxes. Accordingly, a deferred income tax liability of $218 million has been recorded in purchase accounting for the unremitted earnings no longer considered permanently reinvested.

In accordance with conditions imposed for regulatory approval of UTC’s acquisition of Goodrich, UTC must dispose of two Goodrich businesses, which are the electric power systems business and the pumps and engine controls business. These businesses have been held separate from UTC’s and Goodrich’s ongoing businesses pursuant to regulatory obligations. On October 16, 2012, we announced an agreement to sell the electric power systems business for $400 million to Safran. Closing is expected by the end of the first quarter of 2013 and is subject to regulatory approvals and other customary closing conditions.

Pre-Existing Relationships:

Our Pratt & Whitney division entered into a preferred supplier contract in 2010 with Goodrich for the development and subsequent production of nacelles for the PW1500G (Bombardier C Series) and PW1200G (Mitsubishi Regional Jet). That preferred supplier contract replaced previous contracts and preliminary Memorandum of Understandings entered into in 2006 and 2008. Under the 2010 agreement, Pratt & Whitney agreed to fund Goodrich’s non-recurring development effort and established a recurring price for the production nacelles. Prior to the date of UTC’s acquisition of Goodrich, Pratt & Whitney and Goodrich had asserted claims against each other in a contractual dispute and would have ultimately arbitrated the matter were it not for the acquisition. In accordance with ASC Topic 805, “Business Combinations,” pre-existing relationships must be effectively settled at acquisition as the relationships become intercompany relationships upon acquisition and are eliminated in the post-combination financial statements. Any resulting settlement gains or losses should be measured at fair value and recorded on the acquisition date. Accordingly, a $46 million gain was recorded in other income by Pratt & Whitney in the third quarter of 2012 based upon a third party determination of the probability-weighted outcome had the matter gone to arbitration.

Acquisition-Related Costs:

Acquisition-related costs are being expensed as incurred. For the nine months ended September 30, 2012, approximately $84 million of transaction costs (including integration costs) have been incurred in addition to approximately $29 million of restructuring costs, including exit costs in connection with the acquisition (see additional discussion in Note 8). In connection with the financing of the Goodrich acquisition, approximately $130 million in interest costs have been recorded through the nine months ended September 30, 2012.

Under Goodrich’s pre-existing management continuity arrangements (MCA), we assumed potential change-in-control obligations related to certain executives at Goodrich. We evaluated the change-in-control provisions governed by the MCA and for certain of the executives we determined that we had assumed liabilities of approximately $73 million as the benefit payments were effectively single trigger in substance. We measured the assumed liability based on fair value concepts of ASC Topic 820, “Fair Value Measurements,” using weighted average techniques of possible outcomes of the employees electing to receive such benefits. We expensed approximately $12 million for MCA arrangements where we amended the term of the MCA arrangement beyond the original expiration date for certain executives.

Supplemental Pro-Forma Data:

Goodrich’s results of operations have been included in UTC’s financial statements for the period subsequent to the completion of the acquisition on July 26, 2012. Goodrich contributed sales of approximately $1.5 billion and operating profit of approximately $100 million for the period from the completion of the acquisition through September 30, 2012. The following unaudited supplemental pro-forma data presents consolidated information as if the acquisition had been completed on January 1, 2011. The pro-forma results were calculated by combining the results of UTC with the stand-alone results of Goodrich for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net sales	$15,512	$16,103	$45,730	$46,854
Net income attributable to common shareowners from continuing operations	1,266	1,403	4,096	3,483
Basic earnings per share of common stock from continuing operations	1.41	1.58	4.58	3.90
Diluted earnings per share of common stock from continuing operations	1.40	1.56	4.52	3.83

The unaudited supplemental pro-forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2011, as adjusted for the applicable tax impact. As our acquisition of Goodrich was completed on July 26, 2012, the pro-forma adjustments for the three and nine months ended September 30, 2012 in the table below only include the required adjustments through July 26, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Amortization of inventory fair value adjustment[1]	$—	$—	$—	$103
Amortization of acquired Goodrich intangible assets, net[2]	15	46	107	138
Utilization of contractual customer obligation[3]	(10)	(46)	(103)	(154)
UTC/Goodrich fees for advisory, legal, accounting services[4]	—	—	—	196
Interest expense incurred on acquisition financing, net[5]	(3)	44	63	133

[1]	Added the expense for inventory fair value adjustments which would have been amortized as the corresponding inventory would have been completely sold during the first two quarters of 2011.
[2]

Added the additional amortization of the acquired Goodrich intangible assets recognized at fair value in purchase accounting and eliminated the historical Goodrich intangible asset amortization expense.

[3]	Added the additional utilization of the Goodrich contractual customer obligation recognized in purchase accounting.
[4]	Added the UTC/Goodrich fees that were incurred in connection with the acquisition of Goodrich during the first quarter of 2011.
[5]	Added the additional interest expense for the debt incurred to finance our acquisition of Goodrich and reduced interest expense for the debt fair value adjustment which would have been amortized.

The unaudited supplemental pro-forma financial information does not reflect the potential realization of cost savings relating to the integration of the two companies. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing been consummated on January 1, 2011, nor are they indicative of future results.

Other Acquisition and Disposition Activity:

In 2012, the Company approved plans for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay debt incurred to finance the acquisition of Goodrich. See Note 2 for further discussion.

On July 23, 2012, we announced an agreement to sell Rocketdyne to GenCorp Inc. for $550 million. The transaction is expected to close in the first half of 2013. Proceeds from the sale are expected to be used to repay debt incurred to finance the acquisition of Goodrich. The sale is subject to customary closing conditions, including receipt of regulatory approvals.

On July 25, 2012, we announced an agreement to sell the legacy Hamilton Sundstrand Industrial businesses to BC Partners and The Carlyle Group for $3.46 billion. The sale is expected to close before the end of the year and the proceeds from the sale are expected to be used to repay a portion of the short-term debt incurred to finance the acquisition of Goodrich. The sale is subject to customary closing conditions, including regulatory approvals.

On June 29, 2012, Pratt & Whitney, Rolls-Royce plc (Rolls-Royce), MTU Aero Engines AG (MTU), and Japanese Aero Engines Corporation (JAEC), participants in the IAE collaboration, completed a restructuring of their interests in IAE. Under the terms of the agreement, Rolls-Royce sold its ownership and collaboration interests in IAE to Pratt & Whitney, while also entering into an agreement to license its V2500 intellectual property to Pratt & Whitney. In exchange for the increased ownership and collaboration interests and intellectual property license, Pratt & Whitney paid Rolls-Royce $1.5 billion at closing with additional payments due to Rolls-Royce conditional upon each hour flown by V2500-powered aircraft in service at the closing date of the purchase from Rolls-Royce during the fifteen year period following closing of the purchase. The collaboration interest and intellectual property licenses are reflected as intangible assets and will be amortized in relation to the economic benefits received over the remaining estimated 30 year life of the V2500 program. Rolls-Royce will continue to support the program as a strategic supplier for the V2500 engine and continue to manufacture parts and assemble engines. Pratt & Whitney entered into a collaboration arrangement with MTU with respect to a portion of the acquired collaboration interest in IAE for consideration of approximately $233 million with additional payments due to Pratt & Whitney in the future. As a result of these transactions, Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. Based on the criteria set forth in the Consolidation Topic of the FASB ASC, we have determined that IAE is a variable interest entity (VIE). IAE’s business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, UTC is determined to be the primary beneficiary of IAE as it absorbs the significant economics of IAE and has the power to direct the activities that are considered most significant to IAE. The consolidation of IAE resulted in a gain of $21 million recognized during the second quarter of 2012 on the re-measurement to fair value of our previously held equity interest on obtaining control of IAE. The carrying amounts and classification of assets and liabilities for IAE in our condensed consolidated balance sheet as of September 30, 2012 are as follows:

(Dollars in millions)
Current assets	$1,521
Noncurrent assets	931

Total assets	$2,452

Current liabilities	$1,556
Noncurrent liabilities	1,013

Total liabilities	$2,569

Goodwill. Changes in our goodwill balances for the first nine months of 2012 were as follows:

(Dollars in millions)	Balance as of January 1, 2012	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of September 30, 2012
Otis	$1,516	$23	$9	$1,548
UTC Climate, Controls & Security	9,758	88	(25)	9,821
Pratt & Whitney	1,223	272	(174)	1,321
UTC Aerospace Systems	4,475	11,167	(1,053)	14,589
Sikorsky	348	—	3	351

Total Segments	17,320	11,550	(1,240)	27,630
Eliminations and other	623	—	(623)	—

Total	$17,943	$11,550	$(1,863)	$27,630

The $11.2 billion increase to UTC Aerospace Systems goodwill resulting from business combinations in the nine months ended September 30, 2012 pertains to the previously discussed acquisition of Goodrich. The goodwill results from the workforce acquired with the business as well as the significant synergies that are expected to be realized through the consolidation of manufacturing facilities and overhead functions. No amount of this goodwill is deductible for tax purposes. The goodwill acquired has been allocated to the two reporting units within the UTC Aerospace Systems segment.

The $272 million increase to Pratt & Whitney goodwill resulting from business combinations in the nine months ended September 30, 2012 pertains to tax-deductible goodwill resulting from its increased ownership interest and consolidation of IAE.

The approximately $1.9 billion decrease reflected under “Foreign currency translation and other” in the table above primarily reflects the decision to divest a number of non-core businesses and the resulting reclassification to Assets of discontinued operations. See Note 2 for further discussion. In addition, approximately $360 million of goodwill was transferred from UTC Aerospace Systems to Pratt & Whitney in connection with the transfer of the auxiliary power unit (APU) business from UTC Aerospace Systems to Pratt & Whitney. See Note 14 for further discussion of the transfer of the APU business.

We early adopted the FASB Accounting Standards Update (ASU) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” in connection with the performance of our annual goodwill and indefinite lived intangible assets impairment test. This ASU intends to align impairment testing guidance among long-lived asset categories. This ASU allows the assessment based on qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired prior to determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. We completed our annual impairment testing in the third quarter of 2012 and determined that no significant adjustments to the carrying amount of goodwill or indefinite lived intangible assets were necessary based on the results of the impairment tests.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2012		December 31, 2011
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,120	$(1,165)	$2,036	$(1,060)
Patents and trademarks	398	(164)	463	(183)
IAE collaboration	1,376	—	—	—
Customer relationships and other	11,836	(1,574)	3,329	(1,429)

	15,730	(2,903)	5,828	(2,672)

Unamortized:
Trademarks and other	2,319		762

Total	$18,049	$(2,903)	$6,590	$(2,672)

The increase to amortized and unamortized intangible assets pertains to the previously discussed acquisition of Goodrich. Acquired intangible assets are recognized at fair value in purchase accounting and then amortized to cost of sales and selling general & administrative expenses over the applicable useful lives. The customer relationship intangible assets are being amortized on a straight line basis as it approximates the underlying economic pattern of benefit. Amortization of intangible assets for the quarter and nine months ended September 30, 2012 was $166 million and $360 million respectively, compared with $102 million and $304 million for the same periods of 2011.

The following is the expected amortization of intangible assets for the fourth quarter of 2012 through 2017 as of September 30, 2012:

(Dollars in millions)	Fourth quarter of 2012	2013	2014	2015	2016	2017
Amortization expense	$178	$703	$678	$647	$628	$662

Note 2: Discontinued Operations

In 2012, the Company approved plans for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay debt incurred to finance the acquisition of Goodrich. These divestitures are expected to generate approximately $3 billion in net cash, on an after-tax basis.

In the first quarter of 2012, the legacy Hamilton Sundstrand Industrial businesses, Pratt & Whitney Rocketdyne (Rocketdyne), and Clipper Windpower (Clipper) all met the “held-for-sale” criteria. On June 29, 2012, management approved a plan for the divestiture of UTC Power. The operating results of Clipper and UTC Power had previously been reported within “Eliminations & other” in our segment disclosure. The results of operations, including the net losses realized or expected on disposition, and the related cash flows which result from these non-core businesses have been reclassified to Discontinued Operations in our Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for all periods presented. The assets and liabilities of these non-core businesses have been reclassified to Assets of discontinued operations and Liabilities of discontinued operations in our Condensed Consolidated Balance Sheet as of September 30, 2012. Cash flows from the operation of these discontinued businesses will continue until their disposals, which are expected to occur before the end of the first half of 2013.

As a result of the decision to dispose of these businesses, the Company has recorded pre-tax goodwill impairment charges of approximately $360 million and $590 million related to Rocketdyne and Clipper, respectively, in discontinued operations during the first quarter of 2012, and pre-tax net asset impairment charges of approximately $179 million related to UTC Power in discontinued operations during the second quarter of 2012. The goodwill impairment charges result from the decision to dispose of both Rocketdyne and Clipper within a relatively short period after acquiring the businesses. Consequently, there has not been sufficient opportunity for the long-term operations to recover the value implicit in goodwill at the initial date of acquisition. The impairment charge at UTC Power results from adjusting the net assets of the business to the estimated fair value expected to be realized upon sale, less costs to sell the business, and further reflects the loss in value from the disposition of the business before the benefits of the technology investments were fully realized. The fair value of these businesses has been estimated using information available in the marketplace as we market these businesses for sale. There could be gains or additional losses recorded upon final disposition of these businesses based upon the values, terms and conditions that are ultimately negotiated.

On August 7, 2012, we completed the disposition of Clipper to a private equity acquirer. The disposition resulted in payments totaling approximately $367 million, which included capitalization of the business prior to sale, transaction fees, and funding of operations as the acquirer took control of a business with significant net liabilities. These payments are largely reflected in Net cash flows used in investing activities within the discontinued operations section of the Condensed Consolidated Statement of Cash Flows. There was no significant additional loss on disposition beyond the impairment charge recorded in the first quarter of 2012. We have no continuing involvement with the Clipper business post disposition.

The following summarized financial information related to these non-core businesses has been segregated from continuing operations and will be reported as discontinued operations through the dates of disposition:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Discontinued Operations:
Net sales	$522	$570	$1,607	$1,847

Income from operations	$91	$52	$118	$201
Income tax expense	(30)	(15)	(38)	(90)

Income from operations, net of income taxes	61	37	80	111
Loss on disposal	(26)	—	(1,197)	—
Income tax benefit	135	—	294	—

Net income (loss) on discontinued operations	$170	$37	$(823)	$111

The income tax benefit for the nine months ended September 30, 2012 includes approximately $113 million of net unfavorable income tax adjustments related to the recognition of a deferred tax liability on the existing difference between the accounting versus tax gain on the planned disposition of the legacy Hamilton Sundstrand Industrial businesses. During the first half of 2012, unfavorable income tax adjustments of approximately $240 million were recognized based on the anticipated structure of the sale. However, during the third quarter of 2012, as a result of the structure of the transaction, approximately $127 million of those adjustments were reversed and cannot be recorded until the sale is complete.

The assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheet as of September 30, 2012 are as follows:

(Dollars in millions)
Assets
Cash and cash equivalents	$55
Accounts receivable, net	332
Inventories and contracts in progress, net	172
Future income tax benefits, current	7
Other assets, current	3
Future income tax benefits	2
Fixed assets, net	300
Goodwill	909
Intangible assets, net	60
Other assets	44

Assets of discontinued operations	$1,884

Liabilities
Short-term borrowings	$1
Accounts payable	128
Accrued liabilities	229
Future pension and postretirement benefit obligations	1
Other long-term liabilities	46

Liabilities of discontinued operations	$405

Note 3: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts; shares in millions)	2012	2011	2012	2011
Net income from continuing operations	$1,247	$1,290	$3,902	$3,551
Net income (loss) from discontinued operations	168	34	(829)	103

Net income attributable to common shareowners	$1,415	$1,324	$3,073	$3,654

Basic weighted average number of shares outstanding	896.3	888.8	893.6	893.7
Stock awards	10.9	13.1	11.7	15.4

Diluted weighted average number of shares outstanding	907.2	901.9	905.3	909.1

Earnings (Loss) Per Share of Common Stock - Basic:
Net income from continuing operations	$1.39	$1.45	$4.37	$3.97
Net income (loss) from discontinued operations	0.19	0.04	(0.93)	0.12
Net income attributable to common shareowners	1.58	1.49	3.44	4.09
Earnings (Loss) Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.37	$1.43	$4.31	$3.91
Net income (loss) from discontinued operations	0.19	0.04	(0.92)	0.11
Net income attributable to common shareowners	1.56	1.47	3.39	4.02

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the quarter and nine months ended September 30, 2012, the number of stock awards excluded from the computation was 6.1 million and 4.8 million, respectively. For the quarter ended September 30, 2011, there were 6.5 million anti-dilutive stock awards excluded from the computation. For the nine months ended September 30, 2011, there were no anti-dilutive stock awards excluded from the computation.

Note 4: Inventories and Contracts in Progress

(Dollars in millions)	September 30, 2012	December 31, 2011
Raw materials	$1,912	$1,321
Work-in-process	4,659	3,175
Finished goods	3,463	3,078
Contracts in progress	7,635	6,899

	17,669	14,473
Less:
Progress payments, secured by lien, on U.S. Government contracts	(360)	(422)
Billings on contracts in progress	(6,842)	(6,254)

	$10,467	$7,797

As of September 30, 2012 and December 31, 2011, inventory includes capitalized contract development costs of $813 million and $776 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventory principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Note 5: Borrowings and Lines of Credit

(Dollars in millions)	September 30, 2012	December 31, 2011
Commercial paper	$2,994	$455
Term loan credit borrowings	2,000	—
Other borrowings	230	175

Total short-term borrowings	$5,224	$630

On April 24, 2012, we entered into a term loan credit agreement with various financial institutions that provides for a $2 billion unsecured term loan facility. On July 26, 2012 we borrowed the full $2 billion available under this facility to partially finance the cash consideration of the Goodrich acquisition and pay related fees, expenses and other amounts due and payable by UTC as a result of the acquisition. The outstanding balance under this term loan credit agreement matures on December 31, 2012.

On June 1, 2012, we issued a total of $9.8 billion of long-term debt, which is comprised of $1.0 billion aggregate principal amount of 1.200% notes due 2015, $1.5 billion aggregate principal amount of 1.800% notes due 2017, $2.3 billion aggregate principal amount of 3.100% notes due 2022, $3.5 billion aggregate principal amount of 4.500% notes due 2042, $1.0 billion aggregate principal amount of three-month LIBOR plus 0.270% floating rate notes due 2013, and $0.5 billion aggregate principal amount of three-month LIBOR plus 0.500% floating rate notes due 2015. We utilized the net proceeds of these notes of approximately $9.6 billion to partially finance the cash consideration of the acquisition of Goodrich and pay related fees, expenses and other amounts due and payable by UTC as a result of the acquisition. The three-month LIBOR rate as of September 30, 2012 was approximately 0.4%.

On June 18, 2012, we issued 22,000,000 Equity Units and received approximately $1.1 billion in net proceeds. Each Equity Unit has a stated amount of $50 and initially is in the form of a corporate unit consisting of (a) a freestanding stock purchase contract under which the holder will purchase from us on August 1, 2015, a number of shares of our common stock determined pursuant to the terms of the agreement and (b) a 1/20, or 5.0%, undivided beneficial ownership interest in $1,000 principal amount on our 1.55% junior subordinated notes due 2022. Holders of the Equity Units are entitled to receive quarterly contract adjustment payments at a rate of 5.95% per year of the stated amount of $50 per Equity Unit, subject to our right to defer such payments. We used the net proceeds of the Equity Units to partially finance the cash consideration of the Goodrich acquisition and pay related fees, expenses and other amounts due and payable by UTC as a result of the acquisition.

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

To finance the remainder of the cash consideration of the Goodrich acquisition and pay related fees, expenses and other amounts due and payable, we utilized $3.2 billion from the issuance of commercial paper during July 2012 and utilized approximately $0.5 billion of cash and cash equivalents generated from operating activities. In addition, as a result of the acquisition of Goodrich, we assumed $3.0 billion of debt, including an adjustment of $600 million to increase the value of long-term debt assumed to its fair market value. Details of the debt assumed are included in the long-term debt table below.

On July 26, 2012, upon completing the Goodrich acquisition, we terminated the bridge credit agreement, initially entered into as of November 8, 2011, with various financial institutions that had provided for a $15 billion unsecured bridge loan facility which was available to partially fund the cash consideration of the acquisition of Goodrich and pay related fees, expenses and other amounts due and payable by UTC as a result of the acquisition.

See Note 1 for further details regarding the completion of our acquisition of Goodrich, as discussed above.

At September 30, 2012, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of September 30, 2012, there were no borrowings under either of these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2012, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

Long-term debt consisted of the following:

(Dollars in millions)	September 30, 2012	December 31, 2011
LIBOR plus 0.270% floating rate notes due 2013	$1,000	$—
LIBOR plus 0.500% floating rate notes due 2015	500	—
1.200% notes due 2015*	1,000	—
4.875% notes due 2015*	1,200	1,200
6.290% notes due 2016***	291	—
5.375% notes due 2017*	1,000	1,000
1.800% notes due 2017*	1,500	—
6.800% notes due 2018***	130	—
6.125% notes due 2019***	300	—
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	1,250
4.875% notes due 2020***	300	—
3.600% notes due 2021***	600	—
8.750% notes due 2021	250	250
3.100% notes due 2022*	2,300	—
1.550% junior subordinated notes due 2022**	1,100	—
7.100% notes due 2027***	150	—
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.800% notes due 2036***	255	—
7.000% notes due 2038***	200	—
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
4.500% notes due 2042*	3,500	—
Project financing obligations	93	127
Other (including capitalized leases, discounts, and fair market value adjustment)***	885	131

Total long-term debt	23,476	9,630
Less current portion	(67)	(129)

Long-term debt, net of current portion	$23,409	$9,501

*	We may redeem some or all of these series of notes at any time at a redemption price in U.S. dollars equal to the greater of 100% of the principal amount outstanding of the applicable series of notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the applicable series of notes to be redeemed. The discounts applied on such redemptions are based on a semiannual calculation at an adjusted treasury rate plus 10-50 basis points, depending on the particular series. The redemption price will also include interest accrued to the date of redemption on the principal balance of the notes being redeemed.
**	The junior subordinated notes are redeemable at our option, in whole or in part, on a date not earlier than August 1, 2017. The redemption price will be the principal amount, plus accrued and unpaid interest, if any, up to but excluding the redemption date. We may extend or eliminate the optional redemption date as part of a remarketing of the junior subordinated notes which could occur between April 29, 2015 and July 15, 2015 or between July 23, 2015 and July 29, 2015.
***	Notes were assumed as a part of our acquisition of Goodrich on July 26, 2012. Within “Other (including capitalized leases, discounts, and fair market value adjustments),” approximately $702 million was assumed/established as part of the acquisition.

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

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $25 million to a net decrease of $110 million as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals or in the courts, or the closure of tax statutes. A portion of this net reduction may impact the Company’s 2012 or 2013 income tax expense. Not included in the range is €198 million (approximately $257 million) of tax benefits that we have claimed related to a 1998 German reorganization. A portion of these tax benefits was denied by the German Tax Office on July 5, 2012, as a result of the audit of tax years 1999 to 2000. On August 3, 2012, the Company filed suit in the German Tax Court and expects to litigate this case. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. In May 2010, the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.

During the quarter, UTC concluded proceedings with the Appeals Division of the Internal Revenue Service (IRS Appeals) for tax years 2004 and 2005, achieving resolution on all disputed issues for those years, resulting in a reduction in tax expense of approximately $34 million and a reduction to interest reserves of $25 million. Tax years 2006 through 2008 are currently before IRS Appeals for resolution discussions regarding certain proposed adjustments with which UTC does not agree and are expected to continue through 2013. Tax years 2009 and 2010 are currently under review by the Examination Division of the IRS (IRS Examination), which is expected to continue into 2014.

Goodrich pre-acquisition tax years are also the subject of certain IRS audit, appeals and litigation activity. Goodrich tax years 2000 and 2001 are currently the subject of litigation involving the proper timing of certain deductions, which is expected to continue into 2013. Goodrich tax years 2005 and 2006 are the subject of litigation with respect to a separate issue involving the proper timing of deductions, which is expected to continue into 2013. Goodrich tax years 2007 and 2008 are currently before IRS Appeals for resolution discussions regarding certain disputed proposed adjustments. We expect the discussions before the IRS Appeals to be concluded within the next twelve months. Goodrich tax years 2009 and 2010 are currently under review by IRS Examination, which is expected to continue into 2013.

Note 7: Employee Benefit Plans

Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. As part of our acquisition of Goodrich on July 26, 2012, we assumed approximately $1.5 billion of pension and post retirement benefit plan obligations. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Defined Benefit Plans	$209	$627	$233	$697

Defined Contribution Plans	$65	$52	$183	$165

In the first nine months of 2012, we made contributions of $201 million to our domestic defined benefit pension plans, all of which was contributed in the third quarter of 2012. In the first nine months of 2011, we made contributions of $606 million to our domestic defined benefit pension plans, all of which was contributed in the third quarter of 2011. Included in the total domestic contributions was a $450 million contribution of UTC common stock.

The following tables illustrate the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Service cost	$131	$111	$1	$1
Interest cost	344	325	10	9
Expected return on plan assets	(503)	(458)	—	—
Amortization	(7)	(2)	(2)	—
Recognized actuarial net loss (gain)	180	116	(1)	(2)
Net settlement and curtailment loss	15	—	—	—

Total net periodic benefit cost	$160	$92	$8	$8

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Service cost	$361	$333	$3	$3
Interest cost	970	975	26	29
Expected return on plan assets	(1,415)	(1,372)	—	—
Amortization	(13)	(8)	(2)	(2)
Recognized actuarial net loss (gain)	541	347	(5)	(6)
Net settlement and curtailment loss	50	13	—	—

Total net periodic benefit cost	$494	$288	$22	$24

Net settlements and curtailment losses for pension benefits includes curtailment losses of approximately $24 million related to, and recorded in, discontinued operations for the nine months ended September 30, 2012. There were no curtailment losses related to discontinued operations for the quarter ended September 30, 2012.

Note 8: Restructuring Costs

During the first nine months of 2012, we recorded net pre-tax restructuring costs totaling $360 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$105
UTC Climate, Controls & Security	98
Pratt & Whitney	57
UTC Aerospace Systems	40
Sikorsky	18
Eliminations and other	14

Restructuring costs recorded within continuing operations	332
Restructuring costs recorded within discontinued operations	28

Total	$360

The net costs included $191 million recorded in cost of sales, $141 million in selling, general and administrative expenses, and $28 million in discontinued operations. As described below, these costs primarily relate to actions initiated during 2012 and 2011.

2012 Actions. During the first nine months of 2012, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $310 million, including $166 million in cost of sales, $117 million in selling, general and administrative expenses and $27 million in discontinued operations. Additionally, due to the Goodrich acquisition, we assumed restructuring accruals totaling $19 million.

We expect the actions initiated in the first nine months of 2012 to result in net workforce reductions of approximately 5,000 hourly and salaried employees, the exiting of approximately 2.2 million net square feet of facilities and the disposal of assets associated with exited facilities. As of September 30, 2012, we have completed net workforce reductions of approximately 2,000 employees and exited approximately 100,000 net square feet. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2012 and 2013. No specific plans for significant other actions have been finalized at this time.

The following table summarizes the accrual balances and utilization by cost type for the 2012 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at June 30, 2012	$93	$—	$10	$103
Restructuring accruals assumed from Goodrich	19	—	—	19
Net pre-tax restructuring costs	109	1	13	123
Utilization and foreign exchange	(58)	(1)	(7)	(66)

Balance at September 30, 2012	$163	$—	$16	$179

The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$321	$14	$150	$485
Costs incurred - quarter ended March 31, 2012	(96)	(12)	(8)	(116)
Costs incurred - quarter ended June 30, 2012	(59)	(1)	(11)	(71)
Costs incurred - quarter ended September 30, 2012	(109)	(1)	(13)	(123)

Balance at September 30, 2012	$57	$—	$118	$175

The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2012	Costs Incurred Quarter Ended June 30, 2012	Costs Incurred Quarter Ended September 30, 2012	Remaining Costs at September 30, 2012
Otis	$113	$(23)	$(31)	$(38)	$21
UTC Climate, Controls & Security	122	(25)	(24)	(24)	49
Pratt & Whitney	74	(34)	(16)	(2)	22
UTC Aerospace Systems	84	(1)	(2)	(38)	43
Sikorsky	51	—	—	(11)	40
Eliminations and other	14	(6)	2	(10)	—
Discontinued operations	27	(27)	—	—	—

Total	$485	$(116)	$(71)	$(123)	$175

2011 Actions. During the first nine months of 2012, we recorded net pre-tax restructuring costs totaling $49 million for restructuring actions initiated in 2011, including $25 million in cost of sales, $23 million in selling, general and administrative expenses and $1 million in discontinued operations. The 2011 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.

As of September 30, 2012, we have completed net workforce reductions of approximately 4,000 employees of an expected 5,000 employees, and have exited approximately 100,000 net square feet of facilities of an expected 2 million net square feet. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2012 and 2013.

The following table summarizes the accrual balances and utilization by cost type for the 2011 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at June 30, 2012	$70	$—	$12	$82
Net pre-tax restructuring costs	4	—	4	8
Utilization and foreign exchange	(19)	—	(8)	(27)

Balance at September 30, 2012	$55	$—	$8	$63

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$304	$4	$68	$376
Costs incurred through December 31, 2011	(259)	(4)	(23)	(286)
Costs incurred - quarter ended March 31, 2012	(10)	—	(10)	(20)
Costs incurred - quarter ended June 30, 2012	(18)	—	(3)	(21)
Costs incurred - quarter ended September 30, 2012	(4)	—	(4)	(8)

Remaining costs at September 30, 2012	$13	$—	$28	$41

The following table summarizes expected, incurred and remaining costs for the 2011 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred through December 31, 2011	Costs Incurred Quarter Ended March 31, 2012	Costs Incurred Quarter Ended June 30, 2012	Costs Incurred Quarter Ended September 30, 2012	Remaining Costs at September 30, 2012
Otis	$101	$(76)	$(6)	$(4)	$(4)	$11
UTC Climate, Controls & Security	121	(93)	(9)	(13)	(2)	4
Pratt & Whitney	47	(37)	(2)	(1)	(1)	6
UTC Aerospace Systems	8	(8)	—	—	—	—
Sikorsky	75	(51)	(3)	(2)	(1)	18
Discontinued operations	24	(21)	—	(1)	—	2

Total	$376	$(286)	$(20)	$(21)	$(8)	$41

2010 Actions. As of September 30, 2012, we have approximately $34 million of accrual balances remaining related to 2010 actions.

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

The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $11.3 billion and $10.4 billion at September 30, 2012 and December 31, 2011, respectively.

The following table summarizes the fair value of derivative instruments as of September 30, 2012 and December 31, 2011 which consist solely of foreign exchange contracts:

	September 30, 2012		December 31, 2011
(Dollars in millions)	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Balance Sheet Asset Locations:
Other assets, current	$36	$40	$69	$40
Other assets	44	3	3	2

	80	43	72	42

Total Asset Derivative Contracts		$123		$114

Balance Sheet Liability Locations:
Accrued liabilities	$9	$29	$81	$40
Other long-term liabilities	—	3	43	1

	9	32	124	41

Total Liability Derivative Contracts		$41		$165

The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Gain (loss) recorded in Accumulated other comprehensive loss	$146	$(125)	$83	$(25)

Gain reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$7	$17	$26	$93

Assuming current market conditions continue, a $33 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2012, all derivative contracts accounted for as cash flow hedges will mature by December 2015.

The effect on the Condensed Consolidated Statement of Comprehensive Income from foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Loss recognized in Other income, net	$(19)	$(51)	$(21)	$(23)

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

Valuation Hierarchy. The following table provides the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011:

(Dollars in millions)	Total Carrying Value at September 30, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Recurring fair value measurements:
Available-for-sale securities	$778	$778	$—	$—
Derivative assets	123	—	123	—
Derivative liabilities	(41)	—	(41)	—

Nonrecurring fair value measurements:
Equity method investments	440	—	440	—
Business dispositions	97	—	97	—

During 2012, we recorded net gains on nonrecurring fair value measurements of approximately $220 million within Other income, net from UTC Climate, Controls & Security’s ongoing portfolio transformation efforts including the integration of the legacy UTC Fire & Security businesses with the legacy Carrier businesses. These net gains include approximately $357 million from the sales of controlling interests in manufacturing and distribution joint ventures in Asia and Canada, of which approximately $272 million was non-cash. These gains were partially offset by $103 million of other-than-temporary impairment charges related to business dispositions and a $32 million loss on the disposition of the U.S. UTC Fire & Security branch operations. In addition, we recorded a $34 million gain on the fair market measurement of the Company’s previously held interest in Goodrich.

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

During 2011, we recorded a non-cash other-than-temporary impairment charge of $66 million within Other income, net on an equity investment. The impairment charge recorded on our investment was determined by comparing the carrying value of our investment to the closing market value of the shares on the date the investment was deemed to be impaired.

Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities are managed on the basis of net exposure to market and credit risks of each of the counterparties. The fair value for these derivative assets and liabilities is measured at the price that would be received on a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of September 30, 2012, there were no significant transfers in and out of Level 1 and Level 2.

As of September 30, 2012, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$517	$478	$283	$276
Customer financing notes receivable	350	328	309	297
Short-term borrowings	(5,224)	(5,224)	(630)	(630)
Long-term debt (excluding capitalized leases)	(23,421)	(26,784)	(9,575)	(11,639)

The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of September 30, 2012:

(Dollars in millions)	Total Fair Value at September 30, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Recurring fair value measurements:
Long-term receivables	$478	$—	$478	$—
Customer financing notes receivable	328	—	328	—
Short-term borrowings	(5,224)	—	(4,996)	(228)
Long-term debt (excluding capitalized leases)	(26,784)	—	(26,583)	(201)

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

We had commercial aerospace financing and other contractual commitments totaling approximately $2.8 billion at September 30, 2012, which now include approximately $538 million of IAE commitments, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. We had commercial aerospace financing and other contractual commitments of approximately $2.3 billion at December 31, 2011. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitment itself is not readily determinable and is not considered significant.

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

Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as “Other assets” in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as “Customer financing assets” in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace long-term receivables as of September 30, 2012 and December 31, 2011:

(Dollars in millions)	September 30, 2012	December 31, 2011
Long-term trade accounts receivable	$483	$204
Notes and leases receivable	553	365

Total long-term receivables	$1,036	$569

The increases reflected above as of September 30, 2012, as compared to December 31, 2011, primarily reflect the impacts of our acquisition of Goodrich and our consolidation of IAE. See Note 1 for further discussion related to acquisitions.

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

Long-term receivables can be considered delinquent if payment has not been received in accordance with the underlying agreement. If determined delinquent, long-term trade accounts receivable and notes and leases receivable balances accruing interest may be placed on nonaccrual status. We record potential losses related to long-term receivables when identified. The reserve for credit losses on these receivables relates to specifically identified receivables that are evaluated individually for impairment. For notes and leases receivable, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Uncollectible long-term receivables are written-off when collection of the indebtedness has been pursued for a reasonable period of time without collection; the customer is no longer in operation; or judgment has been levied, but the underlying assets are not adequate to satisfy the indebtedness. At both September 30, 2012 and December 31, 2011, we do not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.

The following table provides the balance of aerospace long-term receivables and summarizes the associated changes in the reserve for estimated credit losses and exposure for the nine months ended September 30, 2012 and 2011, respectively:

(Dollars in millions)	2012	2011
Beginning balance of the reserve for credit losses and exposure as of January 1	$70	$42
Provision	1	1
Charge-offs	—	—
Recoveries	(5)	(9)
Other	(5)	(2)

Ending balance of the reserve for credit losses and exposure: individually evaluated for impairment as of September 30	$61	$32

Ending balance of long-term receivables: individually evaluated for impairment as of September 30	$1,036	$598

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

The following table summarizes the credit risk profile by creditworthiness category for aerospace long-term receivable balances at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(Dollars in millions)	Long-term trade accounts receivable	Notes and leases receivable	Long-term trade accounts receivable	Notes and leases receivable
A - (low risk, collateralized/uncollateralized)	$459	$26	$201	$—
B - (moderate risk, collateralized/uncollateralized)	22	463	3	295
C - (high risk, collateralized/uncollateralized)	2	64	—	70
D - (in default, uncollateralized)	—	—	—	—

Total	$483	$553	$204	$365

Note 11: Shareowners’ Equity and Noncontrolling Interest

As of January 1, 2012, we adopted the provisions of the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” As a result of this adoption, we have presented total comprehensive income for each of the periods presented within a single continuous Condensed Consolidated Statement of Comprehensive Income.

A summary of the changes in shareowners’ equity and noncontrolling interest comprising total equity for the quarters and nine months ended September 30, 2012 and 2011 is provided below:

	Quarter Ended September 30,
	2012			2011
(Dollars in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$22,604	$1,121	$23,725	$22,723	$1,016	$23,739
Comprehensive income (loss) for the period:
Net income	1,415	96	1,511	1,324	97	1,421
Total other comprehensive income (loss)	1,012	23	1,035	(870)	(25)	(895)

Total comprehensive income for the period	2,427	119	2,546	454	72	526
Common Stock issued under employee plans	275		275	119		119
Treasury Stock reissued under employee plans	141		141	—		—
Common Stock repurchased	—		—	(675)		(675)
Common Stock contributed to pension plans	—		—	450		450
Equity Units issuance	—		—	—		—
Dividends on Common Stock	(463)		(463)	(411)		(411)
Dividends on ESOP Common Stock	(18)		(18)	(16)		(16)
Dividends attributable to noncontrolling interest		(162)	(162)		(82)	(82)
Purchase of subsidiary shares from noncontrolling interest	(11)	(1)	(12)	(51)	(17)	(68)
Sale of subsidiary shares in noncontrolling interest	—	17	17	—	2	2
Acquisition of noncontrolling interest		39	39		8	8
Disposition of noncontrolling interest		—	—		(1)	(1)
Redeemable noncontrolling interest in subsidiaries’ earnings		(11)	(11)		(4)	(4)
Redeemable noncontrolling interest in total other comprehensive income (loss)		(7)	(7)		4	4
Change in redemption value of put options	—		—	(3)		(3)
Redeemable noncontrolling interest reclassification to noncontrolling interest		21	21		—	—

Equity, end of period	$24,955	$1,136	$26,091	$22,590	$998	$23,588

	Nine Months Ended September 30,
	2012			2011
(Dollars in millions)	Shareowners’ Equity	Noncontrolling Interest	Total Equity	Shareowners’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$21,880	$940	$22,820	$21,385	$947	$22,332
Comprehensive income for the period:
Net income	3,073	267	3,340	3,654	298	3,952
Total other comprehensive income	827	4	831	3	13	16

Total comprehensive income for the period	3,900	271	4,171	3,657	311	3,968
Common Stock issued under employee plans	608		608	566		566
Treasury Stock reissued under employee plans	141		141	—		—
Common Stock repurchased	—		—	(2,175)		(2,175)
Common Stock contributed to pension plans	—		—	450		450
Equity Units issuance	(216)		(216)	—		—
Dividends on Common Stock	(1,288)		(1,288)	(1,192)		(1,192)
Dividends on ESOP Common Stock	(50)		(50)	(47)		(47)
Dividends attributable to noncontrolling interest		(292)	(292)		(248)	(248)
Purchase of subsidiary shares from noncontrolling interest	(19)	(4)	(23)	(51)	(17)	(68)
Sale of subsidiary shares in noncontrolling interest	—	52	52	3	10	13
Acquisition of noncontrolling interest		94	94		13	13
Disposition of noncontrolling interest		(4)	(4)		(1)	(1)
Redeemable noncontrolling interest in subsidiaries’ earnings		(22)	(22)		(15)	(15)
Redeemable noncontrolling interest in total other comprehensive income		1	1		(2)	(2)
Change in redemption value of put options	(1)		(1)	(6)		(6)
Redeemable noncontrolling interest reclassification to noncontrolling interest		100	100		—	—

Equity, end of period	$24,955	$1,136	$26,091	$22,590	$998	$23,588

A summary of the changes in each component of accumulated other comprehensive (loss) income for the quarter and nine months ended September 30, 2012 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2011	$206	$(5,810)	$164	$(50)	$(5,490)
Other comprehensive income - quarter ended March 31, 2012	318	99	11	61	489
Other comprehensive (loss) income - quarter ended June 30, 2012	(628)	136	(42)	(140)	(674)
Other comprehensive income - quarter ended September 30, 2012	690	187	2	133	1,012

Balance at September 30, 2012	$586	$(5,388)	$135	$4	$(4,663)

All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value.

A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters and nine months ended September 30, 2012 and 2011 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Redeemable noncontrolling interest, beginning of period	$238	$348	$358	$317
Net income	11	4	22	15
Foreign currency translation, net	7	(4)	(1)	2
Dividends attributable to noncontrolling interest	(2)	—	(13)	(11)
Purchase of subsidiary shares from noncontrolling interest	—	(2)	(34)	(2)
Change in redemption value of put options	—	3	1	6
Redeemable noncontrolling interest reclassification to noncontrolling interest	(21)	—	(100)	—
Other changes in redeemable noncontrolling interest	—	(22)	—	—

Redeemable noncontrolling interest, end of period	$233	$327	$233	$327

Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarters and nine months ended September 30, 2012 and 2011 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Net income attributable to common shareowners	$1,415	$1,324	$3,073	$3,654

Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	—	—	—	3
Decrease in common stock for purchase of subsidiary shares	(11)	(51)	(19)	(51)

Change from net income attributable to common shareowners and transfers to noncontrolling interests	$1,404	$1,273	$3,054	$3,606

Note 12: Guarantees

We extend a variety of financial, market value and product performance guarantees to third parties. As disclosed in Note 1, on June 29, 2012 Pratt & Whitney, Rolls-Royce, MTU and JAEC, completed a restructuring of their interests in IAE. This transaction has resulted in an increase in our net proportionate share of IAE’s obligations from 33% to 61%. There were no material changes to IAE’s financing arrangements, which, as previously disclosed, were $989 million as of December 31, 2011.

As disclosed in Note 1, on July 26, 2012 we completed the acquisition of Goodrich. The acquisition of Goodrich resulted in an increase in credit facilities and debt obligations of unconsolidated subsidiaries of approximately $156 million related to the maximum potential payout under those facilities and obligations, with no associated carrying amount of a liability as of September 30, 2012.

There have been no other material changes to guarantees outstanding since December 31, 2011.

The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2012 and 2011 are as follows:

(Dollars in millions)	2012	2011
Balance as of January 1	$1,468	$1,136
Warranties and performance guarantees issued	235	370
Settlements made	(217)	(333)
Other	(165)	315

Balance as of September 30	$1,321	$1,488

The decrease in the above table in “Other” during the nine months ended September 30, 2012 primarily reflects a decrease for Clipper warranty reserves reclassified to Liabilities of Discontinued Operations during the quarter ended March 31, 2012, partially offset by an increase from our acquisition of Goodrich. See Note 2 and Note 1, respectively, for further discussion. The increase reflected in “Other” during the nine months ended September 30, 2011 primarily reflected the impact of finalizing purchase accounting on the acquisition of Clipper.

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

In conjunction with the completion of our acquisition of Goodrich on July 26, 2012, we recorded additional environmental reserves of $232 million. See Note 1 for further discussion.

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

On June 18, 2012, the trial court found that Pratt & Whitney had breached other obligations imposed by common law based on the same conduct with respect to which the court previously found liability under the False Claims Act. Under the common law claims, the U.S. Air Force may seek damages for events occurring before March 3, 1989, which are not recoverable under the False Claims Act. Further proceedings at the trial court will determine the damages, if any, relating to the False Claims Act and common law claims. The government now seeks a total award in this case of $661 million, including interest and penalties. Pratt & Whitney continues to contend that the government suffered no actual damages. Should the government ultimately prevail, the outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid.

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $93 million (including interest through September 2012). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter started on October 22, 2012, and the court is expected to issue its decision in 2013. We do not believe the resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

The voluntary disclosures addressed in the CA include disclosures made in 2006 and 2007 regarding the export by legacy Hamilton Sundstrand to Pratt & Whitney Canada (P&WC) of certain modifications to dual-use electronic engine control software, and the re-export by P&WC of those software modifications and subsequent P&WC-developed modifications to China during the period 2002-2004 for use in the development of the Z-10 Chinese military helicopter. As previously disclosed, the DOJ separately conducted a criminal investigation of the matters addressed in these disclosures, as well as the accuracy, adequacy, and timeliness of the disclosures. We cooperated with the DOJ’s investigation. On June 28, 2012, the U.S. Attorney for the District of Connecticut filed a three-count criminal information alleging: (1) that in 2002-2003, P&WC caused legacy Hamilton Sundstrand to export ITAR-controlled software modifications to Canada and re-exported them to China without the required license; (2) that in 2006, P&WC, legacy Hamilton Sundstrand and UTC made false statements in disclosures to DTCC regarding these ITAR violations; and (3) that P&WC and legacy Hamilton Sundstrand violated a separate provision of the ITAR by failing timely to notify DTCC of the unlicensed software shipments to China, an embargoed country. P&WC pleaded guilty to violating the ITAR and making false statements as alleged, and was sentenced to probation and to pay fines and forfeitures totaling $6.9 million. P&WC, legacy Hamilton Sundstrand and UTC (the UTC Entities) entered into a Deferred Prosecution Agreement (DPA) regarding the remaining offenses charged with respect to each UTC Entity. The DPA has a two-year term, and provides that the UTC Entities will: (1) pay an additional penalty of $13.8 million; (2) appoint, subject to DOJ approval, an independent monitor (who may be the same person as the SCO appointed under the CA) to oversee compliance with the DPA; (3) provide annual senior officer certifications that all known violations of the ITAR, Export Administration Regulations and sanctions regimes implemented under the International Emergency Economic Powers Act occurring after the execution date of the DPA have been reported by UTC, its subsidiaries, and its majority-owned or controlled affiliates to the appropriate official(s) of the U.S. government; (4) cooperate with law enforcement in specified areas; and (5) implement specified compliance training initiatives.

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

As previously disclosed in footnotes regarding Income Taxes that accompany the financial statements included in UTC’s Reports on Form 10-Q and 10-K, UTC has been involved in administrative review proceedings with the German Tax Office concerning €198 million (approximately $257 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. A portion of these tax benefits was denied by the local German Tax Office on July 5, 2012, as a result of the audit of tax years 1999 to 2000. The legal and factual issues relating to the denial of the tax benefits center on the interpretation and application of a German tax law. On August 3, 2012, the Company filed suit in the local German tax court and intends vigorously to litigate the matter to conclusion. We do not believe the resolution of this matter will have a material adverse effect on our results of operations, cash flows or financial condition.

Other. We extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.

Like many other industrial companies in recent years, we or our subsidiaries are named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of our products or premises. While we have never manufactured asbestos and no longer incorporate it in any currently-manufactured products, certain of our historical products, like those of many other manufacturers, have contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of the closed cases have been resolved for amounts that are not material individually or in the aggregate. While insurance coverage litigation is pending against a number of Goodrich insurers, based on information currently available we do not believe that resolution of asbestos-related matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

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

Note 14: Segment Financial Data

Our operations are classified into five principal segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, UTC Aerospace Systems and Sikorsky. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. On September 28, 2011, we announced a new organizational structure that allows us to better serve customers through greater integration across product lines. Effective January 1, 2012, we formed the UTC Climate, Controls & Security segment which combines the former Carrier and UTC Fire & Security segments. Subsequent to the completion of our acquisition of Goodrich on July 26, 2012, the Goodrich businesses were combined with the legacy Hamilton Sundstrand businesses to form the new UTC Aerospace Systems segment. Effective July 1, 2012, the APU business of UTC Aerospace Systems was transferred to the Pratt & Whitney business segment. The APU business designs and manufactures a variety of products for commercial and military aircraft. Annual sales for the APU business are approximately $600 million. The reclassification has been made prospectively; prior year segment results have not been restated for the transfer of the business. See Note 1 for further information on our acquisition of Goodrich.

Results for the quarters and nine months ended September 30, 2012 and 2011 are as follows:

Quarter Ended September 30,	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Otis	$3,054	$3,262	$651	$731	21.3%	22.4%
UTC Climate, Controls & Security	4,259	4,921	632	615	14.8%	12.5%
Pratt & Whitney	3,574	3,081	409	496	11.4%	16.1%
UTC Aerospace Systems	2,670	1,187	271	204	10.1%	17.2%
Sikorsky	1,649	1,877	203	215	12.3%	11.5%

Total segments	15,206	14,328	2,166	2,261	14.2%	15.8%
Eliminations and other	(164)	(93)	(22)	(8)
General corporate expenses	—	—	(103)	(102)

Consolidated	$15,042	$14,235	$2,041	$2,151	13.6%	15.1%

Nine Months Ended September 30,	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Otis	$8,851	$9,226	$1,868	$2,104	21.1%	22.8%
UTC Climate, Controls & Security	12,943	14,454	1,965	1,751	15.2%	12.1%
Pratt & Whitney	10,073	9,230	1,225	1,348	12.2%	14.6%
UTC Aerospace Systems	5,160	3,496	680	561	13.2%	16.0%
Sikorsky	4,615	5,245	552	633	12.0%	12.1%

Total segments	41,642	41,651	6,290	6,397	15.1%	15.4%
Eliminations and other	(377)	(274)	(54)	(101)
General corporate expenses	—	—	(303)	(295)

Consolidated	$41,265	$41,377	$5,933	$6,001	14.4%	14.5%

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.

Note 15: Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance a financial statement user’s ability to understand the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to an enforceable master netting or similar arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This ASU includes enhanced disclosure requirements, including both gross and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting arrangement. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. We will adopt the disclosure requirements of this ASU beginning in the first quarter of 2013.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and nine months ended September 30, 2012 and 2011, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 26, 2012, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of September 30, 2012 and the related condensed consolidated statement of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2012 and 2011. This interim financial information is the responsibility of the Corporation’s management.

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

October 26, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations are classified into five principal business segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, UTC Aerospace Systems and Sikorsky. Otis and UTC Climate, Controls & Security are referred to as the “commercial businesses,” while Pratt & Whitney, UTC Aerospace Systems and Sikorsky are collectively referred to as the “aerospace businesses.”

On September 28, 2011, we announced a new organizational structure that allows us to better serve customers through greater integration across product lines. Effective January 1, 2012, we formed the UTC Climate, Controls & Security segment which combines the former Carrier and UTC Fire & Security segments.

On July 26, 2012, UTC acquired Goodrich Corporation (Goodrich) pursuant to a merger agreement dated September 21, 2011. As a result of the acquisition, Goodrich became a wholly-owned subsidiary of UTC. The acquired Goodrich business and the legacy Hamilton Sundstrand business have been combined to form a new segment named UTC Aerospace Systems. The results of the acquired Goodrich business have been included in UTC’s financial statements only for periods subsequent to the completion of the acquisition. As a result, the consolidated financial results for the nine months ended September 30, 2012 do not reflect a full nine months of legacy Goodrich operations. The acquisition resulted in the inclusion of Goodrich’s assets and liabilities as of the acquisition date at their respective fair values. Accordingly, the acquisition materially affected UTC’s results of operations and financial position.

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

Economic projections indicate minimal growth through 2013 within Europe as it struggles to find a permanent solution to its debt crisis. This uncertainty has adversely affected UTC sales and profit growth due to an unfavorable Euro foreign exchange rate and lower sales volumes in the region. Improvements in economic growth rates in the United States are threatened by the potential for sequestration in early 2013. Unfortunately, it remains difficult to estimate the probability of policy action in the United States, and this uncertainty contributes to lower growth rates in the United States. U.S. Government defense spending, together with the European market, represents over 40% of UTC sales. China’s reported third quarter GDP growth rate was 7.4%, which while still strong was its lowest growth rate since 2009 on tightening credit conditions and decreased public investment. Despite the recent lower growth rates, China is projected to generate over one-quarter of world GDP growth in 2013. With an uneven growth outlook, we continue to take preemptive steps to position our business for future earnings growth by further reducing operating costs even as we continue to invest in new product launches and growth markets. As a result, we are increasing our 2012 full year estimate of restructuring costs in continuing operations from $500 million to $600 million.

Discontinued Operations

On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay debt incurred to finance the acquisition of Goodrich. These divestitures are expected to generate approximately $3 billion in net cash, on an after-tax basis. In the first quarter of 2012, the legacy Hamilton Sundstrand Industrial businesses, Pratt & Whitney Rocketdyne (Rocketdyne) and Clipper Windpower (Clipper) all met the “held-for-sale” criteria. On June 29, 2012, management of the Company approved a plan for the divestiture of UTC Power. The results of operations, including the net losses expected on disposition, and the related cash flows which result from these non-core businesses have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Comprehensive Income and Cash Flows for all periods presented. Cash flows from the operation of these discontinued businesses are expected to continue until their disposals, most of which are expected to occur in the second half of 2012. As a result of the decision to dispose of these businesses, the Company recorded pre-tax goodwill impairment charges of approximately $360 million and $590 million related to Rocketdyne and Clipper, respectively, in discontinued operations during the first quarter of 2012, and pre-tax net asset impairment charges of approximately $179 million related to UTC Power in discontinued operations during the second quarter of 2012. The goodwill impairment charges result from the decision to dispose of both Rocketdyne and Clipper within a relatively short period after acquiring the businesses. Consequently, there has not been sufficient opportunity for the long-term operations to recover the value implicit in goodwill at the initial date of acquisition. The impairment charge at UTC Power results from adjusting the net assets of the business to the estimated fair value less costs to sell the business expected to be realized upon sale, and further reflects the loss in value from the disposition of the business before the benefits of the technology investments could be fully realized. There could be additional gains or losses recorded upon final disposition of the businesses based upon the values, terms and conditions that are ultimately negotiated.

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

During the first nine months of 2012, our investment in business acquisitions was approximately $18.6 billion (including net debt assumed of approximately $2.6 billion), and consisted primarily of our acquisition of Goodrich, an increase of our interest in IAE International Aero Engines AG (IAE) and a number of additional small acquisitions in our commercial and aerospace businesses. We recorded the excess of the purchase price over the estimated fair value of the assets acquired as an increase in goodwill. As a result of acquisition activity in the first nine months of 2012, goodwill increased $11.6 billion, of which $11.2 billion was a result of the Goodrich acquisition.

On July 26, 2012, we completed the acquisition of Goodrich, a global supplier of systems and services to the aerospace and defense industry with 2011 sales of $8.1 billion. Goodrich products include aircraft nacelles, interior, actuation, landing and electronic systems. Under the terms of the agreement, Goodrich shareholders received $127.50 in cash for each share of Goodrich common stock they owned on July 26, 2012. This equated to a total enterprise value of $18.3 billion, including $1.9 billion in net debt assumed. The acquisition of Goodrich and the formation of UTC Aerospace Systems provides increased scale, financial strength and complementary product offerings, allowing us to significantly strengthen our position in the aerospace and defense industry, create aftermarket efficiencies for our customers, accelerate our ability to drive innovation within the aerospace industry, and enhance our ability to support our customers with more integrated systems. This acquisition, coupled with our acquisition of an additional interest in IAE resulting in a controlling interest in IAE, as discussed below, further advances the Company’s strategy of focusing on our core businesses.

In accordance with conditions imposed for regulatory approval of UTC’s acquisition of Goodrich, UTC must dispose of two Goodrich businesses, which are the electric power systems business and the pumps and engine controls business. These businesses have been held separate from UTC’s and Goodrich’s ongoing businesses pursuant to regulatory obligations. On October 16, 2012, we announced an agreement to sell the electric power systems business for $400 million to Safran. Closing is expected by the end of the first quarter of 2013 and is subject to regulatory approvals and other customary closing conditions.

On June 29, 2012, Pratt & Whitney, Rolls-Royce plc (Rolls-Royce), MTU Aero Engines AG (MTU), and Japanese Aero Engines Corporation (JAEC) participants in the IAE collaboration, completed a restructuring of their interests in IAE. Under the terms of the agreement, Rolls-Royce sold its ownership and collaboration interests in IAE to Pratt & Whitney, while also entering into an agreement to license its V2500 intellectual property to Pratt & Whitney. In exchange for the increased ownership and collaboration interests and intellectual property license, Pratt & Whitney paid Rolls-Royce $1.5 billion at closing with additional payments due to Rolls-Royce conditional upon each hour flown by V2500-powered aircraft in service at the closing date of the purchase from Rolls-Royce during the fifteen year period following closing of the purchase. The collaboration interest and intellectual property licenses are reflected as intangible assets and will be amortized in relation to the economic benefits received over the remaining estimated 30 year life of the V2500 program. Rolls-Royce will continue to support the program as a strategic supplier for the V2500 engine and continue to manufacture parts and assemble engines. Pratt & Whitney entered into a collaboration arrangement with MTU with respect to a portion of the acquired collaboration interest in IAE for consideration of approximately $233 million with additional payments due to Pratt & Whitney in the future. As a result of these transactions, Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. Based on the criteria set forth in the Consolidation Topic of the FASB Accounting Standards Codification (ASC), we have determined that IAE is a variable interest entity (VIE). IAE’s business purpose is to coordinate the design, development, manufacturing and product support of, the V2500 program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, UTC is determined to be the primary beneficiary of IAE as it absorbs the significant economics of IAE and has the power to direct the activities that are considered most significant to IAE. The consolidation of IAE resulted in a gain of $21 million recognized during the second quarter of 2012 on the re-measurement to fair value of our previously held equity interest on obtaining control of IAE.

We now expect to invest approximately $300 million in acquisitions in 2012, excluding spending for the acquisition of Goodrich and Rolls-Royce’s interests in IAE. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2011 Annual Report, incorporated by reference in our 2011 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of 2012. During the third quarter of 2012, we have conformed Goodrich’s accounting policies to UTC’s accounting policies.

RESULTS OF OPERATIONS

Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Net Sales	$15,042	$14,235	$41,265	$41,377

The 6% increase in net sales for the third quarter of 2012 primarily reflects the impact of net acquisitions (11%), the adverse impact of foreign currency translation (3%) and organic sales decline (2%). The sales increase from acquisitions was primarily a result of Goodrich and IAE sales, partially offset by the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security. During the third quarter of 2012, UTC Aerospace Systems experienced organic sales growth (6%) driven by higher aerospace OEM sales. This was more than offset by a contraction in Sikorsky organic sales (12%), driven by reduced aircraft deliveries from foreign military operations (12%). Sikorsky’s organic sales decline in the third quarter of 2012 follows organic growth of 21% in the third quarter of 2011. Our remaining business segments, Otis (1%), UTC Climate, Controls & Security (2%) and Pratt & Whitney (1%) each experienced organic sales declines in the third quarter.

Sales in the first nine months of 2012 are consistent with sales levels in the prior year with the impact of net acquisitions (2%) offset by the adverse impact of foreign currency translation (2%). During the first nine months of 2012, two of the five business segments experienced organic sales growth: UTC Aerospace Systems (8%) and Pratt & Whitney (3%). The organic growth at UTC Aerospace Systems is driven by higher aerospace OEM (6%) and aerospace aftermarket (1%) volumes. Pratt & Whitney’s organic growth is primarily a result of higher military engine and aftermarket sales (6%), partially offset by declines in Commercial spares sales (3%). Sikorsky organic sales contracted 12%, in the first nine months of 2012, following 13% organic growth in the first nine months of 2011, driven by reduced aircraft deliveries from foreign military operations (10%) in 2012.

Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Cost of products sold	$8,278	$7,519	$21,724	$21,650
Percentage of product sales	76.4%	75.3%	75.3%	74.9%
Cost of services sold	$2,725	$2,819	$8,143	$8,308
Percentage of service sales	64.8%	66.4%	65.6%	66.6%
Total cost of products and services sold	$11,003	$10,338	$29,867	$29,958

The factors contributing to the total percentage change year-over-year for the quarter and nine months ended September 30, 2012 in total cost of products and services sold are as follows:

	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
Organic volume	(2)%	—
Foreign currency translation	(3)%	(2)%
Acquisitions and divestitures, net	11%	2%
Other	—	—

Total % Change	6%	—

The organic decrease in total cost of products and services sold (2%) in the third quarter of 2012 corresponded to the organic sales decline (2%) noted above. The increase in “Acquisitions and divestitures, net” (11%) is largely attributable to the acquisitions of Goodrich and IAE, partially offset by the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security. The year-over-year increase in cost of products sold, as a percentage of product sales, reflects the higher proportion of commercial aerospace OEM sales as a result of lower commercial aerospace spares sales volume during the third quarter of 2012, partially offset by adverse impact of Goodrich and IAE.

Cost of sales in the first nine months of 2012 are consistent with levels in the prior year with the impact of net acquisitions (2%) offset by the favorable impact of foreign currency translation (2%). The 2% increase in “Acquisitions and divestitures, net” is attributable the acquisitions of Goodrich and IAE, partially offset by the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security. The year-over-year decrease in cost of services sold, as a percentage of service sales, reflects favorable aftermarket service performance within the aerospace businesses.

Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Gross margin	$4,039	$3,897	$11,398	$11,419
Percentage of net sales	26.9%	27.4%	27.6%	27.6%

The 50 basis point decline in gross margin as a percentage of sales for the third quarter of 2012 is due to the adverse impact of the acquisitions of Goodrich and IAE (70 basis points) as well as higher restructuring expense recorded in the third quarter relative to the same period of the prior year (20 basis points), partially offset by the disposition of lower margin businesses in connection with the UTC Climate, Controls & Security portfolio transformation (40 basis points).

Gross margin as a percentage of sales for the first nine months of 2012 is consistent with the prior year. The benefit from the disposition of lower margin businesses in connection with the UTC Climate, Controls & Security portfolio transformation (40 basis points) was offset by the adverse impact of the acquisitions of Goodrich and IAE (20 basis points) and higher restructuring expense in 2012 (20 basis points).

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Company-funded	$590	$465	$1,659	$1,427
Percentage of net sales	3.9%	3.3%	4.0%	3.4%
Customer-funded	$508	$397	$1,146	$1,066
Percentage of net sales	3.4%	2.8%	2.8%	2.6%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (27%) in the third quarter of 2012 primarily reflects an increase at UTC Aerospace Systems as a result of incremental research and development spending related to the Goodrich businesses (23%). Company-funded research and development spending also increased at Pratt & Whitney (6%) to further advance development primarily on military and commercial platforms.

The increase in company-funded research and development expenses for the first nine months of 2012 (16%) primarily reflects an increase at UTC Aerospace Systems (8%) as a result of spending by the Goodrich businesses and at Pratt & Whitney (7%) to further advance development of multiple geared turbo fan platforms and military engines. The remaining increase in company-funded research and development expenses is primarily in support of military programs at Sikorsky (1%). We continue to expect company-funded research and development for the full year 2012, excluding spending related to the former Goodrich businesses, to increase about $150 million, as compared with 2011, in support of multiple next generation aerospace platforms.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Selling, general and administrative expenses	$1,619	$1,512	$4,657	$4,538
Percentage of net sales	10.8%	10.6%	11.3%	11.0%

Selling, general and administrative expenses increased 7% in the third quarter of 2012 due primarily to additional expenses related to the former Goodrich and IAE businesses (9%), higher pension and other employee related expenses (2%) and higher restructuring costs (1%), partially offset by the impact of favorable foreign exchange translation (4%).

Selling, general and administrative expenses increased 3% in the first nine months of 2012, due primarily to additional expenses related to acquisitions, net of divestitures completed over the preceding twelve months (3%), higher restructuring costs (2%), and higher pension and other employee related expenses (1%), all of which were partially offset by the impact of favorable foreign exchange translation (3%). The 30 basis point year-over-year increase as a percent of sales also reflects these higher acquisition related and restructuring costs.

Other Income, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Other income, net	$211	$231	$851	$547

Other income, net includes the operational impact of equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year decrease in other income, net in the third quarter of 2012, is largely due to the absence of a $41 million gain recognized at Pratt & Whitney from the sale of an investment, and the absence of a $28 million gain resulting from dispositions associated with UTC Climate, Controls & Security’s ongoing portfolio transformation, both of which were recorded in the third quarter of 2011. Gains recognized within other income, net in the third quarter of 2012 include $34 million on the fair value re-measurement of the Company’s previously held shares of Goodrich and a $46 million gain as a result of the effective settlement of a pre-existing claim in connection with the acquisition of Goodrich. The remaining change in other income, net is attributable primarily to other normal recurring operational activity as disclosed above.

The year-over-year increase in other income, net in the first nine months of 2012, largely reflects an approximately $215 million net gain from the sale of a controlling interest in a manufacturing and distribution joint venture in Asia and an approximately $142 million net gain from the sale of a controlling interest in a Canadian distribution business, partially offset by $103 million of impairment charges related to planned business dispositions and a $32 million loss on the disposition of the U.S. UTC Fire & Security branch operations, all of which are related to the ongoing UTC Climate, Controls & Security portfolio transformation. Gains recognized within other income, net in the first nine months of 2012 include $34 million on the fair value re-measurement of the Company’s previously held shares of Goodrich and a $46 million gain as a result of the effective settlement of a pre-existing claim in connection with the acquisition of Goodrich. The remaining change in other income, net is attributable primarily to net gains recognized on miscellaneous asset sales and normal recurring operational activity as disclosed above.

Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Interest expense	$260	$166	$614	$496
Interest income	(44)	(27)	(101)	(67)

Interest expense, net	$216	$139	$513	$429

Average interest expense rate	3.5%	5.4%	4.4%	5.5%

The increase in interest expense in the third quarter and for the first nine months of 2012 is a result of higher average debt balances associated with the financing of our acquisition of Goodrich. The increase in interest income in the third quarter of 2012, as compared with the same period of 2011, reflects approximately $25 million of favorable pre-tax interest adjustments related to the resolution of disputes with the Appeals Division of the IRS for the Company’s 2004 – 2005 tax years. The increase in interest income in the first nine months of 2012, as compared with the same period of 2011, also includes approximately $15 million of favorable pre-tax interest adjustments related to the conclusion of the IRS’s examination of our 2006 – 2008 tax years.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Effective tax rate	26.6%	31.2%	23.2%	31.1%

The decrease in the effective tax rate for the quarter ended September 30, 2012, as compared to the same period of 2011, primarily reflects a reduction in tax expense of $34 million relating to the favorable resolution of disputed tax matters with the Appeals Division of the IRS for the tax years 2004 and 2005. The decrease is also the result of a reduction to the forecasted annual effective tax rate primarily due to changes in the jurisdictional mix of income and the deductibility of transaction-related expenses.

In addition to the items noted above, the decrease in the effective tax rate for the first nine months ended September 30, 2012, as compared to the same period of 2011, primarily reflects the favorable non-cash income tax impact of $203 million in the first quarter of 2012 related to the conclusion of the IRS’s examination of our 2006 through 2008 tax years. The decrease is also the result of the income tax impact of $168 million in the second quarter of 2012 related to the release of valuation allowances resulting from internal legal entity reorganizations.

We estimate our full year annual effective income tax rate in 2012 to be approximately 29%, absent non-recurring adjustments.

Net Income Attributable to Common Shareowners from Continuing Operations

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net income attributable to common shareowners from continuing operations	$1,247	$1,290	$3,902	$3,551
Diluted earnings per share from continuing operations	$1.37	$1.43	$4.31	$3.91

Diluted earnings per share from continuing operations for the third quarter of 2012 includes a net $0.09 per share benefit from non-recurring items, offset by $0.09 per share of restructuring charges. The results for the third quarter of 2011 included $0.06 per share of restructuring charges, partially offset by a net $0.04 per share benefit from non-recurring items. For the first nine months of 2012, diluted earnings per share from continuing operations includes a net $0.49 per share benefit from non-recurring items, partially offset by $0.25 per share of restructuring charges. The results for the first nine months of 2011 included $0.12 per share of restructuring charges, partially offset by a net $0.09 per share benefit from non-recurring items.

The impact of foreign currency generated an adverse impact of $0.07 and $0.15 per diluted share on our operational performance in the third quarter and first nine months of 2012, respectively. This year-over-year impact includes the net adverse foreign currency translation impact at Pratt & Whitney Canada (P&WC). At P&WC, strength in the U.S. Dollar in 2012 generated a benefit from foreign currency translation as the majority of P&WC’s sales are denominated in U.S. Dollars, while a significant portion of its costs are incurred in local currencies. To help mitigate the volatility of foreign currency exchange rates on our operating results, we maintain foreign currency hedging programs, the majority of which are entered into by P&WC. As a result of hedging programs currently in place, P&WC’s 2012 full year operating results are expected to include a net adverse impact of foreign currency translation and hedging of approximately $50 million. The net impact of foreign currency translation and hedging at P&WC was an adverse impact of $22 million and $32 million in the quarter and first nine months of 2012, respectively. For additional discussion of hedging, refer to Note 9 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Common Shareowners from Discontinued Operations

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net income (loss) attributable to common shareowners from discontinued operations	$168	$34	$(829)	$103
Diluted earnings (loss) per share from discontinued operations	$0.19	$0.04	$(0.92)	$0.11

Diluted earnings per share from discontinued operations for the third quarter of 2012 includes $0.14 per share of favorable income tax adjustments related to the reversal of a portion of the deferred tax liability initially recorded during the quarter ended March 31, 2012 on the existing difference between the expected accounting versus tax gain on the planned disposition of legacy Hamilton Sundstrand Industrial businesses. The structure of the transaction was finalized upon the signing of the agreement for the sale in July 2012, and a portion of the deferred tax liability cannot be recorded until the sale is completed.

Diluted loss per share from discontinued operations for the first nine months of 2012 includes $0.82 per share of goodwill impairment charges related to Rocketdyne and Clipper and net asset impairment charges at UTC Power, and $0.12 per share of remaining unfavorable income tax adjustments related to the recognition of a deferred tax liability on the existing difference between the accounting versus tax gain on the planned disposition of legacy Hamilton Sundstrand Industrial businesses. A $0.09 per share benefit from the results of operations of discontinued entities was partially offset by the $0.07 per share Clipper warranty charge. See Note 12 for further discussion.

Restructuring Costs

We recorded net pre-tax restructuring costs for new and ongoing restructuring actions as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Otis	$105	$47
UTC Climate, Controls & Security	98	65
Pratt & Whitney	57	34
UTC Aerospace Systems	40	5
Sikorsky	18	16
Eliminations and other	14	—

Restructuring costs recorded within continuing operations	332	167
Restructuring costs recorded within discontinued operations	28	21

Total	$360	$188

The net costs for the first nine months of 2012 included $191 million recorded in cost of sales, $141 million in selling, general and administrative expenses and $28 million in discontinued operations. As described below, these costs primarily relate to actions initiated during 2012 and 2011.

2012 Actions. During the first nine months of 2012, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We incurred net pre-tax restructuring costs totaling $310 million as follows:

(Dollars in millions)	Nine Months Ended September 30, 2012
Otis	$92
UTC Climate, Controls & Security	73
Pratt & Whitney	52
UTC Aerospace Systems	41
Sikorsky	11
Eliminations and other	14

Restructuring costs recorded within continuing operations	283
Restructuring costs recorded within discontinued operations	27

Total	$310

The charges included $166 million in cost of sales, $117 million in selling, general and administrative expenses and $27 million in discontinued operations. These costs include $264 million for severance and related employee termination costs, $14 million for asset write-downs and $32 million for facility exit, lease termination costs and other related costs.

We expect the 2012 actions that were initiated in the first nine months to result in net workforce reductions of approximately 5,000 hourly and salaried employees, the exiting of approximately 2.2 million net square feet and the disposal of assets associated with exited facilities. As of September 30, 2012, we have completed net workforce reductions of approximately 2,000 employees and exited approximately 100,000 net square feet. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2012 and 2013. Approximately 75% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first nine months of 2012, we had cash outflows of approximately $115 million related to the 2012 actions. We expect to incur additional restructuring costs of $175 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $360 million annually.

2011 Actions. During the first nine months of 2012, we recorded net pre-tax restructuring costs totaling $49 million for restructuring actions initiated in 2011. The 2011 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We incurred net pre-tax restructuring costs for the first nine months of 2012 and 2011 as follows:

(Dollars in millions)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Otis	$14	$48
UTC Climate, Controls & Security	24	41
Pratt & Whitney	4	22
UTC Aerospace Systems	—	4
Sikorsky	6	16
Eliminations and other	—	—

Restructuring costs recorded within continuing operations	48	131
Restructuring costs recorded within discontinued operations	1	19

Total	$49	$150

The charges during the first nine months of 2012 included $25 million in cost of sales, $23 million in selling, general and administrative expenses and $1 million in discontinued operations. Those costs included $32 million for severance and related employee termination costs and $17 million for facility exit, lease termination costs and other related costs.

We expect the 2011 actions to result in net workforce reductions of approximately 5,000 hourly and salaried employees, the exiting of approximately 2 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2012, we completed net workforce reductions of approximately 4,000 employees and exited approximately 100,000 net square feet of facilities. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2012 and 2013. Approximately 75% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. During the first nine months of 2012, we had cash outflows of approximately $129 million related to the 2011 actions. We expect to incur additional restructuring costs of $41 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $280 million annually.

Additional 2012 Actions. We expect to initiate additional restructuring actions during the remainder of 2012. Including trailing costs related to previously initiated actions, we now expect full year 2012 restructuring costs from continuing operations of approximately $600 million, including the $332 million of charges incurred during the first nine months of 2012. The expected adverse impact on full year earnings in 2012 from anticipated restructuring costs is expected to be offset by the beneficial impact from net non-recurring items. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.

Segment Review

Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Effective January 1, 2012, we formed the UTC Climate, Controls & Security segment, which combines the former Carrier and UTC Fire & Security segments. The acquired Goodrich business and the legacy Hamilton Sundstrand business have been combined to form a new segment named UTC Aerospace Systems. Adjustments to reconcile segment reporting to the consolidated results for the quarters and nine months ended September 30, 2012 and 2011 are included in “Eliminations and other” below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.

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

Within the Otis segment, new equipment orders increased 7% in the third quarter of 2012 due primarily to increased orders in North America (37%) and in Europe (14%), which benefited from a major contract award in the United Kingdom. Excluding the adverse impact of 4% attributable to foreign exchange, new equipment orders increased 11%. Otis is undertaking a number of actions to improve its new equipment orders in China as a consequence of adverse publicity related to a public accident in the prior year and cooling measures implemented by the Chinese government to reduce residential housing prices. As a result of these actions, the new equipment order rate in China has stabilized since early in 2012, with orders during the third quarter down slightly from prior year levels.

Commercial HVAC orders increased 1% in the third quarter of 2012 (including 1% attributable to foreign exchange), with increased orders in North America (11%) offset by lower orders in Asia (11%). Orders in the Transicold business declined 30% (including 4% attributable to foreign exchange) driven by weakness in the shipping container market.

Summary performance for each of the commercial businesses for the quarters ended September 30, 2012 and 2011 are as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Net Sales	$3,054	$3,262	(6)%	$4,259	$4,921	(13)%
Cost of Sales	2,034	2,143	(5)%	3,035	3,632	(16)%

	1,020	1,119	(9)%	1,224	1,289	(5)%

Operating Expenses and Other	369	388	(5)%	592	674	(12)%

Operating Profits	$651	$731	(11)%	$632	$615	3%

Operating Profit Margins	21.3%	22.4%		14.8%	12.5%

Summary performance for each of the commercial businesses for the nine months ended September 30, 2012 and 2011 are as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Net Sales	$8,851	$9,226	(4)%	$12,943	$14,454	(10)%
Cost of Sales	5,848	5,984	(2)%	9,302	10,609	(12)%

	3,003	3,242	(7)%	3,641	3,845	(5)%

Operating Expenses and Other	1,135	1,138	—	1,676	2,094	(20)%

Operating Profits	$1,868	$2,104	(11)%	$1,965	$1,751	12%

Operating Profit Margins	21.1%	22.8%		15.2%	12.1%

Otis –

Quarter ended September 30, 2012 Compared with Quarter ended September 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	(6)%	1%		—
Cost of Sales	—	(6)%	1%	—	—
Operating Profits	(2)%	(7)%	—	—	(2)%

The organic sales decrease in the quarter (1%) is due primarily to declines in new equipment volume in Europe (1%) and China (1%), partially offset by growth in North America and the rest of Asia (combined 1%). Service sales in the third quarter were consistent with prior year levels.

The decrease in operational profit in the quarter (2%) is primarily due to increased overhead expense (2%) and pricing pressure and lower volume in Europe (combined 3%), partially offset by savings from continued cost reduction initiatives (3%). The decline in “Other” primarily reflects the absence of gains from the sale of real estate in the third quarter of 2011.

Nine months ended September 30, 2012 Compared with Nine months ended September 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	(4)%	—		—
Cost of Sales	1%	(4)%	—	1%	—
Operating Profits	(4)%	(4)%	—	(3)%	—

Organic sales were flat, due to higher service sales (1%) offset by lower new equipment sales (1%). Higher service sales in Asia (1%) and the Americas (1%) were partially offset by declines in Europe (1%). Lower new equipment volume in China (1%) and Europe (1%) was partially offset by increased volume in the Americas and Russia (1% combined).

The decrease in operational profit in the first nine months (4%) is due primarily to lower new equipment volume in China (1%), higher overhead expense (2%), commodity costs increases (1%), the impact of higher accounts receivable reserves (1%), and lower service contribution (1%), all of which were partially offset by savings from cost reduction initiatives (3%).

UTC Climate, Controls & Security –

Quarter ended September 30, 2012 Compared with Quarter ended September 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(2)%	(3)%	(8)%		—
Cost of Sales	(3)%	(4)%	(9)%	—	—
Operating Profits	9%	(3)%	(1)%	(1)%	(1)%

Organic sales decreased 2% driven by lower volumes in the transport refrigeration business (2%), driven by the Container business. The decrease in “Acquisitions and divestitures, net” (8%) reflects the net year-over-year impact of net divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security’s ongoing portfolio transformation.

The 9% operational profit increase was driven by the benefits of cost productivity and restructuring (combined 5%), including savings from the consolidation of Carrier and UTC Fire & Security, and the impact of favorable pricing and favorable commodity costs (combined 9%). These benefits were partly offset by the unfavorable impact of lower sales volume. The decrease in “Acquisitions and divestitures, net” reflects the year-over-year impact of net divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security’s ongoing portfolio transformation effort. The decrease in “Other” reflects the net year-over-year impact of transactions associated with UTC Climate, Controls & Security’s ongoing portfolio transformation and the absence of a $20 million other-than-temporary impairment charge recorded on an equity investment in Asia partially offset by a favorable settlement of litigation both recorded in the prior year.

Nine months ended September 30, 2012 Compared with Nine months ended September 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	(3)%	(7)%		—
Cost of Sales	—	(3)%	(9)%	—	—
Operating Profits	6%	(2)%	(1)%	(2)%	11%

Organic sales were flat, primarily reflecting lower volumes in the transport refrigeration business (1%) mostly offset by growth in the Americas (1%) driven by the residential and commercial HVAC businesses. The decrease in “Acquisitions and divestitures, net” (7%) reflects the year-over-year impact of net divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security’s ongoing portfolio transformation.

The 6% operational profit increase was driven largely by the benefits of cost productivity and restructuring actions (combined 2%) including savings from the consolidation of Carrier and UTC Fire & Security, favorable commodity costs (2%), and higher equity income from joint venture partners (1%). The 11% increase in “Other” primarily reflects an approximately $194 million net year-over-year gain from UTC Climate, Controls & Security’s ongoing portfolio transformation and the absence of a $20 million other-than-temporary impairment charge recorded on an Asia equity investment in the third quarter of 2011. This was partially offset by the absence of an approximately $25 million favorable litigation resolution in the second quarter of 2011. The year-over-year net portfolio transformation gain primarily includes approximately $142 million from the sale of a controlling interest in a Canadian distribution business in the second quarter of 2012 combined with an approximately $215 million net gain in the first quarter of 2012 from the sale of a controlling interest in a manufacturing and distribution joint venture in Asia. These gains were partially offset by a $32 million loss on the disposition of the U.S. UTC Fire & Security branch operations in the second quarter of 2012 and $103 million of impairment charges recorded in the first quarter of 2012 related to ongoing business dispositions.

Aerospace Businesses

Effective July 1, 2012, the auxiliary power unit business (APU) of the UTC Aerospace Systems business segment was transferred to the Pratt & Whitney business segment. The APU business designs and manufactures a variety of products for commercial and military aircraft. Annual sales for the APU business are approximately $600 million. The reclassification has been made prospectively; prior year segment results have not been restated for the transfer of the business.

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

The commercial airline industry rebounded in 2010 and has remained generally strong since. Airline traffic, as measured by RPMs is expected to grow between 4% and 6% in 2012. Although many airlines have returned to profitability, high fuel prices continue to challenge the airlines to consider the need for more fuel efficient aircraft. Cash conservation at airlines has adversely impacted order rates. Excluding orders at IAE, commercial aerospace spares orders at Pratt & Whitney’s large commercial engine business declined 21% in the third quarter of 2012, following a 3% increase in the third quarter of 2011. Excluding Goodrich, UTC Aerospace Systems commercial aerospace spares orders declined 6% in the third quarter of 2012, following a 24% increase in the third quarter of 2011. Commercial aerospace aftermarket sales increased 14% in the third quarter of 2012, as compared with the same period of 2011, primarily due to the acquisition of Goodrich.

Deficit reduction measures being considered by the U.S. Government are expected to pressure the U.S. Department of Defense budget in the coming years, resulting in a decline in U.S. Department of Defense spending. Total sales to the U.S. Government were $2.6 billion and $2.3 billion, or 17% and 16% of total UTC sales in the third quarter of 2012 and 2011, respectively. Our participation in long-term production and development programs for the U.S. Government has and is expected to contribute positively to our results in 2012. In July 2012, the U.S. Government and Sikorsky signed a five-year multiservice contract for approximately 650 H-60 helicopters. Actual production quantities will be determined year-by-year over the life of the program based on funding allocations set by Congress and Pentagon acquisition priorities.

As previously reported, Sikorsky is developing the CH-148 derivative of the H-92 helicopter, a military variant of the S-92 helicopter, for the Canadian government. The CH-148 is being developed under a fixed-price contract that provides for the development and production of 28 helicopters, and related logistical support through March 2028. The current contract value is estimated to be $4.5 billion, and is subject to changes in underlying variables such as future flight hours as well as fluctuations in foreign currency exchange rates. Sikorsky and the Canadian government have a number of open disputes relating to the contract, including responsibility for delay of delivery of the fully configured and tested aircraft beyond the current contract delivery schedule and other disputes relating to development, production and logistical support. Sikorsky is prepared to deliver aircraft in 2012 in a configuration that will require additional hardware and further software testing and upgrades before full mission capability can be achieved. Sikorsky intends to continue discussions with the Canadian government to resolve the open disputes, however, it is increasingly unlikely that the parties will reach a contractual solution that allows for delivery of these aircraft or revenue recognition in 2012. As discussions continue, the inability to achieve a satisfactory contractual solution could lead to a further negative financial impact on the program in the future.

Summary performance for each of the aerospace businesses for the quarters ended September 30, 2012 and 2011 are as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2012	2011	Change	2012	2011	Change	2012	2011	Change
Net Sales	$3,574	$3,081	16%	$2,670	$1,187	125%	$1,649	$1,877	(12)%
Cost of Sales	2,767	2,260	22%	1,970	849	132%	1,346	1,545	(13)%

	807	821	(2)%	700	338	107%	303	332	(9)%

Operating Expenses and Other	398	325	22%	429	134	220%	100	117	(15)%

Operating Profits	$409	$496	(18)%	$271	$204	33%	$203	$215	(6)%

Operating Profit Margins	11.4%	16.1%		10.1%	17.2%		12.3%	11.5%

Summary performance for each of the aerospace businesses for the nine months ended September 30, 2012 and 2011 are as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2012	2011	Change	2012	2011	Change	2012	2011	Change
Net Sales	$10,073	$9,230	9%	$5,160	$3,496	48%	$4,615	$5,245	(12)%
Cost of Sales	7,599	6,785	12%	3,745	2,505	50%	3,725	4,351	(14)%

	2,474	2,445	1%	1,415	991	43%	890	894	—

Operating Expenses and Other	1,249	1,097	14%	735	430	71%	338	261	30%

Operating Profits	$1,225	$1,348	(9)%	$680	$561	21%	$552	$633	(13)%

Operating Profit Margins	12.2%	14.6%		13.2%	16.0%		12.0%	12.1%

Pratt & Whitney –

Quarter ended September 30, 2012 Compared with Quarter ended September 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	—	17%		—
Cost of Sales	3%	(1)%	20%	—	—
Operating Profits	(15)%	(4)%	11%	—	(10)%

The organic sales decrease (1%) was driven by lower commercial aftermarket spares sales (9%), partially offset by higher military engine deliveries and aftermarket sales (6%) and an increase in industrial volume at Pratt & Whitney Power Systems (2%). Sales increased (17%) as a result of the consolidation of IAE and the transfer of the APU business to Pratt & Whitney from UTC Aerospace Systems.

The operational profit decrease (15%) was driven by lower commercial spares volume (22%) and higher research and development (3%) and pension (5%) costs, partially offset by higher volume at Pratt & Whitney Power Systems (4%), favorable military spares volume (3%), and a gain as a result of the effective settlement of a pre-existing contractual dispute in connection with the acquisition of Goodrich (9%). “Acquisitions and Divestitures, net” primarily represents the consolidation of IAE and the transfer of the APU business to Pratt & Whitney from UTC Aerospace Systems. “Other” primarily reflects the absence of a gain on the sale of equity investments in ventures in the third quarter of 2011.

Nine months ended September 30, 2012 Compared with Nine months ended September 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	(1)%	6%		—
Cost of Sales	6%	(1)%	7%	—	—
Operating Profits	(9)%	(3)%	4%	(1)%	—

*	As discussed further in the “Business Overview” and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, for Pratt & Whitney only, the transactional impact of foreign exchange hedging at P&WC has been netted against the translational foreign exchange impact for presentation purposes in the above table. For all other segments, these foreign exchange transactional impacts are included within the organic/operational caption in their respective tables. Due to its significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

Organic sales growth (4%) was driven by higher military engine deliveries and aftermarket sales (6%), higher commercial engine deliveries (1%) and higher P&WC engine and aftermarket volume (2%), partially offset by a decrease in commercial aftermarket spares (6%). Sales increased (6%) as a result of the consolidation of IAE and the transfer of the APU business to Pratt & Whitney from UTC Aerospace Systems.

The operational profit decrease (9%) is driven by lower commercial spares volume (21%) and higher research and development expenses (7%), partially offset by higher military engine and spares volume (7%), commercial engine volume (2%), P&WC engine shipments (1%), the benefit of sales to third party aftermarket parts companies (5%), and gain as a result of the effective settlement of a pre-existing contractual dispute in connection with the acquisition of Goodrich (3%). “Other” includes a gain on the sale of intellectual property (1%), a gain on the sale of an equity interest in a venture (2%) and a gain due to the change in control resulting from the restructuring of interests in IAE (2%), offset by the absence of gains on the sales of equity interests in ventures in 2011 (5%).

UTC Aerospace Systems –

Quarter ended September 30, 2012 Compared with Quarter ended September 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	(2)%	121%		—
Cost of Sales	4%	(1)%	128%	1%	—
Operating Profits	(5)%	(2)%	57%	(17)%	—

The organic sales growth (6%) primarily reflects higher commercial and military OEM (6%) and commercial aftermarket (1%) volume, partially offset by a decline in military aftermarket sales (1%).

The operational profit decrease (5%) is a result of higher engineering and development costs (9%), higher domestic pension and other employee benefit costs (10%), and lower licensing fees (3%), partially offset by the benefits of profit contribution on higher sales (11%) and lower warranty costs (7%). “Acquisitions and Divestitures, net” is a result of the acquisition of Goodrich, partially offset by the transfer of APU business to Pratt & Whitney from UTC Aerospace Systems.

Nine months ended September 30, 2012 Compared with Nine months ended September 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	8%	(1)%	41%		—
Cost of Sales	8%	(1)%	42%	1%	—
Operating Profits	8%	(1)%	20%	(6)%	—

The organic sales growth (8%) primarily reflects higher volumes in both the aerospace OEM (6%) and aerospace aftermarket (1%) businesses. The increase within aerospace OEM sales is primarily attributable to volume growth within commercial programs (4%) and military programs (2%).

The increase in operational profit (8%) primarily reflects the benefit of profit contribution on higher sales within aerospace OEM programs (8%), aftermarket programs (3%) and lower warranty costs (4%). Profit contribution was partially offset by higher domestic pension (5%) and higher research and development (3%) expenses. “Acquisitions and Divestitures, net” is a result of the acquisition of Goodrich, partially offset by the transfer of the APU business to Pratt & Whitney from UTC Aerospace Systems.

Sikorsky –

Quarter ended September 30, 2012 Compared with Quarter ended September 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(12)%	—	—		—
Cost of Sales	(13)%	—	—	—	—
Operating Profits	(6)%	—	—	—	—

The organic sales decline (12%) reflects reduced aircraft deliveries from foreign military operations (12%), lower volume on customer funded development programs (2%) and a decrease in aftermarket support (1%) due to lower foreign military spares activity. Sales to the U.S. Government were flat. Commercial sales increased (3%) due primarily to increased S-92 sales, despite a lack of S-76 sales in the quarter as Sikorsky transitions to full-scale production of the new S-76D model.

The operational profit decrease (6%) reflects lower profitability from foreign military operations due to reduced sales (19%), lower overall profitability from an unfavorable mix on U.S. Government sales (9%) and lower volume on customer funded development programs (2%). These decreases were partially offset by increased Commercial profits (13%) due primarily to strong S-92 demand and increased aftermarket profitability (2%). The remainder of the change reflects lower manufacturing overhead costs (4%) and lower research and development expenses (5%).

Nine months ended September 30, 2012 Compared with Nine months ended September 30, 2011

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(12)%	—	—		—
Cost of Sales	(14)%	—	—	—	—
Operating Profits	(1)%	—	—	—	(12)%

The organic sales decline (12%) reflects reduced aircraft deliveries from foreign military operations (10%), fewer aircraft sales to the U.S. Government (3%) and lower volume on customer-funded development programs (2%). These declines were partially offset by increased aftermarket support (2%) driven by higher military spares volume and increased Commercial sales (1%) as increased sales of our S-92 model more than offset a lack of S-76 sales in the period as Sikorsky transitions to full-scale production of the new S-76D model.

The operational profit decrease (1%) is a result of lower sales volume to the U.S. Government (10%) and foreign military operations (5%), and lower volume on customer-funded development programs (3%). These decreases were partially offset by increased Commercial profits (9%) due primarily to strong S-92 profitability and increased aftermarket support (8%) due primarily to increased U.S. Government spares sales. The 12% decrease in “Other” reflects the absence of a gain recognized on the contribution of a business to a venture in the United Arab Emirates in 2011.

Eliminations and other –

	Net Sales				Operating Profits
	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Eliminations and other	$(164)	$(93)	$(377)	$(274)	$(22)	$(8)	$(54)	$(101)
General corporate expenses	—	—	—	—	(103)	(102)	(303)	(295)

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. We have previously reported the results of UTC Power and Clipper within eliminations and other but have reclassified the results of these businesses to discontinued operations for all periods presented, as noted in the “Discontinued Operations” section of our Business Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The year-over-year change in sales for both the third quarter and first nine months of 2012, as compared with the same period of 2011, reflects an increase in the amount of inter-segment sales eliminations. The year-over-year change in operating profit for the third quarter of 2012, as compared with the same period of 2011, primarily reflects a $34 million gain on the fair value re-measurement of the Company’s previously held shares of Goodrich offset by the impact of higher acquisition and divestiture costs.

LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Cash and cash equivalents	$6,242	$5,960	$5,966
Total debt	28,700	10,260	11,364
Net debt (total debt less cash and cash equivalents)	22,458	4,300	5,398
Total equity	26,091	22,820	23,588
Total capitalization (debt plus equity)	54,791	33,080	34,952
Net capitalization (debt plus equity less cash and cash equivalents)	48,549	27,120	28,986
Debt to total capitalization	52%	31%	33%
Net debt to net capitalization	46%	16%	19%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows of continuing operations, which, after netting out capital expenditures, we target to equal or exceed net income attributable to common shareowners from continuing operations. For the full year of 2012, we expect operating cash flows of continuing operations less capital expenditures to exceed net income attributable to common shareowners from continuing operations. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, and the ability to attract long-term capital at satisfactory terms.

Improvement in the global economy remains uneven, and in light of these circumstances, we continue to assess our current business and closely monitor the impact on our customers and suppliers. We have determined that overall there has not been a significant impact on our financial position, results of operations or liquidity during the first nine months of 2012.

Our domestic pension funds, excluding the acquired Goodrich domestic pension funds, experienced a positive return on assets of approximately 12% during the first nine months of 2012. Approximately 88% of these domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans (12%) is invested in less-liquid but market-valued investments, including real estate and private equity. The continued recognition of prior pension losses and the impact of a lower discount rate, partially offset by additional funding and the positive returns experienced during 2011 and the first nine months of 2012, are expected to result in increased pension expense in 2012 of approximately $250 million as compared to 2011 for these domestic pension plans.

As discussed further below, despite a recent downgrade during the second quarter of 2012 attributed to our increased debt levels incurred to finance the acquisition of Goodrich, our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates, including our issuance of $9.8 billion of long-term debt in June 2012. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our current credit standing.

The purchase price of our acquisition of Goodrich on July 26, 2012 for $127.50 per share in cash equated to a total enterprise value of $18.3 billion, including $1.9 billion in net debt assumed. To finance the cash consideration for the Goodrich acquisition and pay related fees, expenses and other amounts due and payable, we utilized the previously disclosed net proceeds of approximately $9.6 billion from the $9.8 billion of long-term notes issued on June 1, 2012, the net proceeds of approximately $1.1 billion from the Equity Units issued on June 18, 2012, $3.2 billion from the issuance of commercial paper during July 2012 and $2.0 billion of proceeds borrowed pursuant to our April 24, 2012 term loan credit agreement on July 26, 2012. For the remainder of the cash consideration, we utilized approximately $0.5 billion of cash and cash equivalents generated from operating activities.

In 2012, the Company approved plans for the divestiture of a number of non-core businesses. Cash generated from these divestitures is intended to be used to repay debt incurred to finance the acquisition of Goodrich. The divestitures are expected to generate approximately $3 billion in net cash, on an after-tax basis.

To manage the cash flow and liquidity impacts of these actions, we have suspended share repurchases until at least January 1, 2013, and will significantly reduce repurchases from historical levels for two years thereafter. In addition, we will reduce our budgeted acquisition spending for the next few years, which for 2012 we expect to approximate $300 million excluding spending for our acquisition of Goodrich and our acquisition of Rolls-Royce’s interests in IAE.

On April 24, 2012, we entered into a term loan credit agreement with various financial institutions that provides for a $2 billion unsecured term loan facility. On July 26, 2012 we borrowed the full $2 billion available pursuant to this facility to partially finance the cash consideration of the Goodrich acquisition and pay related fees, expenses and other amounts due and payable by UTC as a result of the acquisition. The outstanding balance under this term loan credit agreement matures on December 31, 2012.

On June 1, 2012, we issued a total of $9.8 billion of long-term debt, which is comprised of $1.0 billion aggregate principal amount of 1.200% notes due 2015, $1.5 billion aggregate principal amount of 1.800% notes due 2017, $2.3 billion aggregate principal amount of 3.100% notes due 2022, $3.5 billion aggregate principal amount of 4.500% notes due 2042, $1.0 billion aggregate principal amount of three-month LIBOR plus 0.270% floating rate notes due 2013, and $0.5 billion aggregate principal amount of three-month LIBOR plus 0.500% floating rate notes due 2015. We utilized approximately $9.6 billion of the net proceeds of these notes to partially finance the cash consideration of the acquisition of Goodrich and pay related fees, expenses and other amounts due and payable by UTC as a result of the acquisition. The three-month LIBOR rate as of September 30, 2012 was approximately 0.4%.

On June 18, 2012, we issued 22,000,000 Equity Units and received approximately $1.1 billion in net proceeds. Each Equity Unit has a stated amount of $50 and initially is in the form of a corporate unit consisting of (a) a freestanding stock purchase contract under which the holder will purchase from us on August 1, 2015, a number of shares of our common stock determined pursuant to the terms of the agreement and (b) a 1/20, or 5.0%, undivided beneficial ownership interest in $1,000 principal amount on our 1.55% junior subordinated notes due 2022. Holders of the Equity Units are entitled to receive quarterly contract adjustment payments at a rate of 5.95% per year of the stated amount of $50 per Equity Unit, subject to our right to defer such payments. We used the net proceeds of the Equity Units to partially finance the cash consideration of the Goodrich acquisition and pay related fees, expenses and other amounts due and payable by UTC as a result of the acquisition.

At September 30, 2012, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of September 30, 2012, there were no borrowings under either of these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2012, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We generally use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.

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

On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. Restricted cash as of September 30, 2012 and December 31, 2011 was approximately $227 million and $37 million, respectively.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.

Cash Flow - Operating Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Net cash flows provided by operating activities of continuing operations	$4,651	$4,550

Cash generated from operating activities of continuing operations in the first nine months of 2012 was $101 million higher than the same period in 2011, driven primarily by lower working capital cash requirements. While income from continuing operations increased by approximately $322 million, this included approximately $222 million of net non-cash gains from the portfolio transformation activities at UTC Climate, Controls & Security, an approximately $218 million non-cash tax and interest benefit from the conclusion of the IRS’s examination of the Company’s 2006 – 2008 tax years and an approximately $59 million non-cash tax and interest benefit from the resolution of disputes with the Appeals Division of the IRS for the Company’s 2004 - 2005 tax years. During the first nine months of 2012, the net increase in working capital resulted in a cash outflow of $149 million compared to a cash outflow of $552 million during the first nine months of 2011. This decrease of $403 million was primarily driven by a decrease in accounts receivable due to strong collections, partially offset by an increase in inventories largely associated with anticipated volume changes at Sikorsky and Pratt & Whitney and a decrease in accounts payable and accrued liabilities due to timing of payments made.

The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the first nine months of 2012 and 2011 were $233 million and $246 million, respectively. We expect to make total cash contributions of approximately $300 million to our global defined benefit pension plans in 2012, including approximately $200 million of voluntary cash contributions to our domestic pension plans in the third quarter of 2012. During the first nine months of 2011, we also contributed $450 million in UTC common stock to our defined benefit pension plans. Our domestic pension plans are approximately 84% funded on a projected benefit obligation basis as of September 30, 2012 and we are not required to make additional contributions through the end of 2012. Contributions to our global defined benefit pension plans in 2012 are expected to meet or exceed the current funding requirements.

Cash Flow - Investing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Net cash flows used in investing activities of continuing operations	$(17,995)	$(288)

The increase in cash used in investing activities of continuing operations was primarily a result of our acquisition of Goodrich, which required cash payments, net of cash acquired, of $15.8 billion reflected in acquisitions of businesses, as well as payments made to Rolls-Royce, net of cash acquired, to acquire their ownership and collaboration interests in IAE and license its V2500 intellectual property to Pratt & Whitney of approximately $1.6 billion in total reflected in acquisitions of businesses and increase in collaboration intangible assets. Partially offsetting these increases, concurrent with the closing of the purchase of Rolls-Royce’s interests in IAE, Pratt & Whitney entered into a collaboration arrangement with MTU with respect to a portion of the acquired collaboration interest in IAE for consideration of approximately $233 million, with additional payments due to Pratt & Whitney in the future. Investments in businesses in the first nine months of 2012 also included a number of additional small acquisitions in our commercial and aerospace businesses. Excluding spending for our acquisition of Goodrich and Rolls-Royce’s interests in IAE, we expect total cash investments for acquisitions in 2012 to be approximately $300 million, including acquisitions completed during the first nine months of 2012. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. Capital expenditures increased $178 million primarily at Pratt & Whitney and Otis, which reflected expenditures related to investments in new programs and low-cost manufacturing facilities, as well as at UTC Aerospace Systems due to spending of Goodrich businesses subsequent to acquisition.

Customer financing activities were a net source of cash of $1 million and $43 million for the first nine months of 2012 and 2011, respectively. While we expect that 2012 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $2.8 billion, which now includes approximately $538 million of IAE commitments, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms at September 30, 2012, of which as much as $297 million may be required to be disbursed during 2012. We had commercial aerospace financing and other contractual commitments of approximately $2.3 billion at December 31, 2011.

Cash Flow - Financing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Net cash flows provided by (used in) financing activities of continuing operations	$13,986	$(2,390)

The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. In June 2012, we issued $9.8 billion of long-term debt and $1.1 billion of Equity Units, and in July 2012, we borrowed $2.0 billion from our term loan credit agreement and issued $3.2 billion of commercial paper primarily to partially finance our acquisition of Goodrich and pay related fees, expenses and other amounts due and payable by UTC as a result of the acquisition. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $3.0 billion of outstanding commercial paper at September 30, 2012.

In connection with our acquisition of Goodrich, we have suspended share repurchases until at least January 1, 2013, and will significantly reduce repurchases from historical levels for two years thereafter. At September 30, 2012, management had authority to repurchase approximately 7 million shares under the previously announced share repurchase program. When we repurchase shares, our share repurchases vary depending upon various factors including the level of other investing activities.

We paid dividends on Common Stock of $0.48 per share in the first quarter of 2012 totaling $412 million in the aggregate, $0.48 per share in the second quarter of 2012 totaling $413 million in the aggregate and $0.535 per share in the third quarter of 2012 totaling $463 million in the aggregate. On October 10, 2012, the Board of Directors declared a dividend of $0.535 per share payable December 10, 2012 to shareowners of record at the close of business on November 16, 2012.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2011 Annual Report, incorporated by reference in our 2011 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. On June 29, 2012, Pratt & Whitney, Rolls-Royce, MTU and JAEC, completed a restructuring of their interests in IAE. Under the terms of the agreement, Rolls-Royce sold its ownership and collaboration interests in IAE to Pratt & Whitney, while also entering into an agreement to license its V2500 intellectual property to Pratt & Whitney. Concurrently, Pratt & Whitney entered into a collaboration arrangement with MTU with respect to a portion of the acquired collaboration interest in IAE. As a result of the transactions, Pratt & Whitney now consolidates IAE. As a result of the consolidation, purchase obligations increased $1.9 billion and are expected to be payable as follows: $436 million in 2012 and $1.5 billion in 2013 through 2014.

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

To partially finance our acquisition of Goodrich, we issued $9.8 billion of long-term debt and $1.1 billion of Equity Units in June 2012. Future interest payments on these issuances are estimated to be approximately $162 million in 2012, $722 million in 2013 through 2014, $614 million in 2015 through 2016, and $4.5 billion thereafter.

As part of our acquisition of Goodrich, we assumed $2.3 billion of long-term debt. Future interest payments on this assumed long-term debt is estimated to be approximately $55 million in 2012, $266 million in 2013 through 2014, $257 million in 2015 through 2016, and $1.0 billion thereafter. In addition, purchase obligations increased $1.7 billion and are expected to be payable as follows: $360 million in 2012, $1.2 billion in 2013 through 2014 and $115 million in 2015 through 2016, and our obligations under operating leases increased $288 million and are expected to be payable as follows: $32 million in 2012, $99 million in 2013 through 2014, $67 million in 2015 through 2016 and $90 million thereafter.

We also identified customer contractual obligations of approximately $2.0 billion on certain Goodrich OEM development programs where the expected costs exceed the expected revenue under contract. These liabilities will be liquidated in accordance with the underlying economic pattern of obligations, as reflected by the net cash outflows incurred on the OEM contracts. We expect these customer contractual obligations will be liquidated as follows: $64 million in 2012, $575 million in 2013 through 2014, $457 million in 2015 through 2016, and $954 million thereafter.

See Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q for further details of the IAE and Goodrich acquisitions, and associated contractual obligations incurred.

At September 30, 2012, there have been no other material changes to off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as otherwise disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the third quarter of 2012. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2011 Form 10-K.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

On July 26, 2012, we completed our acquisition of Goodrich. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include Goodrich’s operations. We are continuing to integrate the acquired operations of Goodrich into our overall internal control over financial reporting process. There has been no other change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on February 21, 2007, the European Commission’s Competition Directorate (EU Commission) ruled that Otis’ subsidiaries in Belgium, Luxembourg and the Netherlands, and a portion of the business of Otis’ German subsidiary, violated European Union (EU) competition rules and assessed a €225 million (approximately $300 million) civil fine against Otis, its relevant local entities, and UTC, which was paid during 2007. In May 2007, we filed an appeal of the decision with the General Court of the European Court of Justice (General Court). On July 13, 2011, the General Court rejected our appeal. On September 23, 2011, we filed an appeal of the judgment with the European Court of Justice. On September 7, 2012, we received notice that the European Court of Justice dismissed our appeal. This matter is now concluded.

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $93 million (including interest through September 2012). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter started on October 22, 2012, and the court is expected to issue its decision in 2013. We do not believe the resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

As previously disclosed in footnotes regarding Income Taxes that accompany the financial statements included in UTC’s Reports on Form 10-Q and 10-K, UTC has been involved in administrative review proceedings with the German Tax Office concerning €198 million (approximately $257 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. A portion of these tax benefits was denied by the local German Tax Office on July 5, 2012, as a result of the audit of tax years 1999 to 2000. The legal and factual issues relating to the denial of the tax benefits center on the interpretation and application of a German tax law. On August 3, 2012, the Company filed suit in the local German tax court and intends vigorously to litigate the matter to conclusion. We do not believe the resolution of this matter will have a material adverse effect on our results of operations, cash flows or financial condition.

Like many other industrial companies in recent years, we or our subsidiaries are named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of our products or premises. While we have never manufactured asbestos and no longer incorporate it in any currently-manufactured products, certain of our historical products, like those of many other manufacturers, have contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of the closed cases have been resolved for amounts that are not material individually or in the aggregate. While insurance coverage litigation is pending against a number of Goodrich insurers, based on information currently available we do not believe that resolution of asbestos-related matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Except as otherwise noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2011 Form 10-K and Part II, Item 1, “Legal Proceedings,” of our Form 10-Q reports for the quarters ended March 31, 2012 and June 30, 2012.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our Global Growth Is Subject to a Number of Economic Risks

Although the global economy has gradually improved since the significant downturn of 2008 and 2009 when the global economy experienced widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, uncertainty continues to exist as to the overall rate and stability of the recovery. Global gross domestic product growth continues to be led by emerging markets, particularly in Brazil, Russia, India and China, while in the developed economies, particularly in Europe, the recovery remains uncertain due to persistent high unemployment in the U.S. and Europe, a weak U.S. and European housing market, government budget reduction plans, the unwinding of fiscal stimuli and concerns over the European sovereign debt crisis. In addition, China has shown signs of a slowdown in construction, and its overall gross domestic product growth rate, while still high relative to other economies, has fallen from the growth rates seen in 2011. As a result, further disruptions or slowdown in these or in other economies could affect our sales or liquidity.

Although consumer confidence in the U.S. has improved since the economic downturn, it still remains low, while, as mentioned above, unemployment remains high and the housing market remains weak. There can be no assurance that any of the recent economic improvements will be broad-based and sustainable, or that they will enhance conditions in markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital. While these economic developments have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airlines and business jet operators, and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results, as the majority of our sales are non-U.S. based. Improvements in economic growth rates in the U.S. are threatened by the potential for sequestration (i.e. scheduled spending cuts and tax increases) in early 2013. It remains difficult to estimate the probability of policy action in the U.S. to avoid sequestration, and this uncertainty contributes to lower growth rates in the U.S.

Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries

The results of our commercial and industrial businesses, which generated approximately 58 percent of our consolidated net sales in 2011, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, the tightening of global credit markets, and other global and political factors. For example, a slowdown in building and remodeling activity can adversely affect our UTC Climate, Controls & Security segment. In addition to these factors, the financial performance of UTC Climate, Controls & Security can also be influenced by production and utilization of transport equipment and, particularly in its residential business, weather conditions.

The results of our commercial and military aerospace businesses, which generated approximately 42 percent of our consolidated net sales in 2011, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown signs of improvement in 2012 with many airlines returning to profitability, uncertainty continues to exist. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace sales and losses under existing contracts. In addition, capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions, pandemic health issues or major natural disasters could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. Also, since a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2012, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. U.S. defense spending is threatened by the potential for sequestration (i.e. scheduled spending cuts and tax increases) in early 2013, and it remains difficult to estimate the probability of policy action in the U.S. to avoid sequestration.

Our Business May Be Affected by Government Contracting Risks and Laws Relating to Export of Goods and Technology

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. government contracting environment we will continue to be, the subject of one or more U.S. government investigations relating to certain of our U.S. government contracts. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigation (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages, and/or bar us from bidding on or receiving new awards of U.S. government contracts. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges. As disclosed in Note 13 to the Condensed Consolidated Financial Statements in this Form 10-Q, on June 28, 2012 we entered into a consent agreement with the DTCC and a deferred prosecution agreement with the DOJ regarding separate but related export licensing compliance violations, both of which impose significant continuing obligations. In addition, we are also sensitive to U.S. military budgets, which may fluctuate based on the policies of a new administration or Congress.

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

Our Debt Has Increased As A Result of the Goodrich Acquisition and Will Increase If We Incur Additional Debt in the Future and Do Not Retire Existing Debt

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of September 30, 2012, we had approximately $28.7 billion of total debt on a consolidated basis. We have incurred substantial additional debt as a result of our financing of the Goodrich acquisition and assumed approximately $1.9 billion of net Goodrich debt. Our debt level and related debt service obligations could have negative consequences, including:

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

We Are Subject to Litigation, Tax, Environmental and Other Legal Compliance Risks

We are subject to a variety of litigation, tax and legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties, suspension, debarment or termination of export privileges. As disclosed in Note 13 to the Condensed Consolidated Financial Statements in this Form 10-Q, on June 28, 2012 we entered into a consent agreement with the DTCC and a deferred prosecution agreement with the DOJ regarding separate but related export licensing compliance violations, both of which impose significant continuing obligations. As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs.

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

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock under the current share repurchase program during the quarter ended September 30, 2012. Under the current program, which was announced on March 10, 2010 and which authorizes the repurchase of up to 60 million shares of our common stock, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. In connection with our acquisition of Goodrich, we announced that we will suspend additional share repurchases until at least January 1, 2013, and will significantly reduce repurchases for two years thereafter. The number of shares remaining for purchase under the current program is approximately 6,937,000. We may, however, continue to reacquire shares outside of this program from time to time in connection with the surrender of shares to cover taxes on the vesting of restricted stock. Approximately 4,000 shares were reacquired in transactions outside the program during the quarter ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20120930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20120930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20120930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20120930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20120930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20120930_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated: October 26, 2012	by:	/S/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated: October 26, 2012	by:	/S/ PETER F. LONGO
Peter F. Longo
Vice President, Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20120930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20120930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20120930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20120930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20120930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20120930_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.