Form 10-K
period 2012-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2013-02-07
CIK 101829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes   ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2012 was approximately $68,802,786,635, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At January 31, 2013, there were 916,639,918 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV hereof incorporate by reference portions of the United Technologies Corporation 2012 Annual Report to Shareowners. Part III hereof incorporates by reference portions of the United Technologies Corporation Proxy Statement for the 2013 Annual Meeting of Shareowners.

UNITED TECHNOLOGIES CORPORATION

AND SUBSIDIARIES

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2012

UNITED TECHNOLOGIES CORPORATION

Annual Report on Form 10-K for

Year Ended December 31, 2012

Whenever reference is made in this Form 10-K to specific sections of United Technologies Corporation’s 2012 Annual Report to Shareowners (2012 Annual Report), those sections are incorporated herein by reference. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and product and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms “we,” “us,” “our,” “the Company,” or “UTC,” unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries. References to internet web sites in this Form 10-K are provided for convenience only. Information available through these web sites is not incorporated by reference into this Form 10-K.

PART I

Item 1.	Business

General

United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable primarily to the internal development of our existing businesses and to acquisitions. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report, including the information contained therein under the heading “Business Overview.”

In 2012, we implemented a new organizational structure that allows us to better serve customers, drive growth and achieve further efficiencies through greater integration across certain product lines. As part of this new structure, effective January 1, 2012, we formed the UTC Climate, Controls & Security segment, which is composed of the former Carrier and UTC Fire & Security segments.

On July 26, 2012, we acquired Goodrich Corporation (Goodrich) pursuant to a merger agreement dated September 21, 2011. As a result of the acquisition, Goodrich became a wholly-owned subsidiary of UTC and we combined the acquired Goodrich business and the legacy Hamilton Sundstrand business to form a new segment named UTC Aerospace Systems.

As part of our new organizational structure implemented in 2012, we also created UTC Propulsion & Aerospace Systems, a new organization consisting of the Pratt & Whitney and UTC Aerospace Systems segments. We continue to report the financial and operational results of Pratt & Whitney and UTC Aerospace Systems separately.

Our operating units include businesses with operations throughout the world. Otis and UTC Climate, Controls & Security (collectively referred to as the “commercial businesses”) serve customers in the commercial, government infrastructure and residential property sectors worldwide. UTC Climate, Controls & Security also serves industrial, transport refrigeration and food service equipment customers. Pratt & Whitney, UTC Aerospace Systems, and Sikorsky (collectively referred to as the “aerospace businesses”) primarily serve commercial and government customers in both the original equipment and aftermarket parts and services markets of the aerospace industry. Pratt & Whitney also serves customers in certain industrial markets. For 2012, our commercial and industrial sales (generated principally by our commercial businesses) were approximately 51 percent of our consolidated sales, and commercial aerospace and military aerospace sales (generated exclusively by our aerospace businesses) were approximately 28 percent and 21 percent, respectively, of our consolidated sales. Consolidated international sales for 2012, including U.S. export sales, were 60 percent of our consolidated sales.

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

Description of Business by Segment

Our operations for the periods presented herein are classified into five principal segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, UTC Aerospace Systems, and Sikorsky. Each segment groups similar operating companies and the management organization of each segment has general operating autonomy over a range of products and services. The principal products and services of each segment are as follows:

Otis—elevators, escalators, moving walkways and service.

UTC Climate, Controls & Security—heating, ventilating, air conditioning (HVAC) and refrigeration systems, controls, services and energy-efficient products for residential, commercial, industrial and transportation applications, fire and special hazard detection and suppression systems, firefighting equipment, security, monitoring and rapid response systems and service, and security personnel services.

Pratt & Whitney—commercial, military, business jet and general aviation aircraft engines, auxiliary power units, and parts and services.

UTC Aerospace Systems—aerospace products and aftermarket services, including electric power generation, management and distribution systems, flight control systems, engine control systems, intelligence, surveillance and reconnaissance systems, engine components, environmental control systems, fire protection and detection systems, propeller systems, aircraft nacelles, and interior, actuation, landing and electronic systems.

Sikorsky—military and commercial helicopters, helicopter and aircraft aftermarket parts and services.

Segment financial data for the years 2010 through 2012, including financial information about foreign and domestic operations and export sales, appears in Note 19 to the Consolidated Financial Statements in our 2012 Annual Report. Segment sales as discussed below include intercompany sales, which are ultimately eliminated within the “Eliminations and other” category as reflected in the segment financial data in Note 19 to the Consolidated Financial Statements in our 2012 Annual Report. Similarly, total segment backlog as discussed below includes fully-funded government and intercompany backlog.

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

Sales generated by Otis’ international operations were 82 percent and 83 percent of total Otis segment sales in 2012 and 2011, respectively. At December 31, 2012, Otis’ backlog was $14.8 billion as compared to $14.3 billion at December 31, 2011. Of the total Otis backlog at December 31, 2012, approximately $8.2 billion is expected to be realized as sales in 2013.

UTC Climate, Controls & Security

As described above, in 2012, we implemented a new organizational structure that allows us to better serve customers, drive growth and achieve further efficiencies through greater integration across certain product lines. As part of this new structure, effective January 1, 2012, we formed the UTC Climate, Controls & Security segment, which is composed of the former Carrier and UTC Fire & Security segments.

UTC Climate, Controls & Security is the leading provider of HVAC and refrigeration solutions, including controls for residential, commercial, industrial and transportation applications. These products and services are sold under the Carrier name and other brand names to building contractors and owners, homeowners, transportation companies, retail stores and food service companies. UTC Climate, Controls & Security is also a global provider of security and fire safety products and services. UTC Climate, Controls & Security provides electronic security products such as intruder alarms, access control systems and video surveillance systems and designs and manufactures a wide range of fire safety products including specialty hazard detection and fixed suppression products, portable fire extinguishers, fire detection and life safety systems, and other firefighting equipment. Services provided to the electronic security and fire safety industries include systems integration, video surveillance, installation, maintenance, and inspection services. In certain markets, UTC Climate, Controls & Security also provides monitoring, response and security personnel services, including cash-in-transit security, to complement its electronic security and fire safety businesses. Through its venture with Watsco, Inc., UTC Climate, Controls & Security distributes Carrier, Bryant, Payne and Totaline residential and light commercial HVAC products in the U.S. and selected territories in the Caribbean and Latin America. UTC Climate, Controls &

Security sells directly to end customers and through manufacturers’ representatives, distributors, wholesalers, dealers and retail outlets. Certain of UTC Climate, Controls & Security’s HVAC businesses are seasonal and can be impacted by weather. UTC Climate, Controls & Security customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in the distribution channels. The principal incentive program provides reimbursements to distributors for offering promotional pricing on UTC Climate, Controls & Security products. UTC Climate, Controls & Security products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants, homeowners and other end-users requiring a high level of security and fire protection for their businesses and residences. UTC Climate, Controls & Security provides its security and fire safety products and services under Chubb, Kidde and other brand names and sells directly to customers as well as through manufacturer representatives, distributors, dealers and U.S. retail distribution.

In 2010, we completed the acquisition of the GE Security business from General Electric Company, strengthening UTC Climate, Controls & Security’s portfolio of security and fire safety technologies for commercial and residential applications, including fire detection and life safety systems, intrusion alarms, video surveillance and access control systems. In 2012, UTC Climate, Controls & Security continued to execute the portfolio transformation strategy it began in 2008 by completing divestitures of several non-core businesses and taking non-controlling equity interests in various ventures. This included the sale of a controlling interest in a Carrier manufacturing and distribution joint venture in Asia and the sale of a controlling interest in the Carrier Canadian distribution business. These 2012 actions marked the completion of the Carrier portfolio transformation. In 2012, UTC Climate, Controls & Security also completed a number of transactions related to its ongoing fire and security portfolio transformation, including the divestiture of a controlling stake in its U.S.-based fire and security branch operations.

Sales generated by UTC Climate, Controls & Security’s international operations, including U.S. export sales, were 62 percent and 65 percent of total UTC Climate, Controls & Security segment sales in 2012 and 2011, respectively. At December 31, 2012, UTC Climate, Controls & Security’s backlog was $3.0 billion as compared to $3.4 billion at December 31, 2011. Substantially all of the backlog at December 31, 2012 is expected to be realized as sales in 2013.

Pratt & Whitney

Pratt & Whitney is among the world’s leading suppliers of aircraft engines for the commercial, military, business jet and general aviation markets. Pratt & Whitney Commercial Engines provides maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services for large commercial engines. Pratt & Whitney produces families of engines for wide- and narrow-body and large regional aircraft in the commercial market and for fighter and transport aircraft in the military market. Pratt & Whitney Canada (P&WC) is a world leader in the production of engines powering general and business aviation, as well as regional airline, utility and military, airplanes and helicopters, and provides related maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which sales, costs and risks are shared. At December 31, 2012, the interests of third party participants in Pratt & Whitney-directed commercial jet engine programs ranged from 14 percent to 48 percent. In addition, Pratt & Whitney has interests in other engine programs, including a 50 percent ownership interest in the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. Pratt & Whitney has entered into risk and revenue sharing arrangements with third parties for 40 percent of the products and services that Pratt & Whitney is responsible for providing to the EA. Pratt & Whitney accounts for its interests in the EA joint venture under the equity method of accounting. Pratt & Whitney continues to pursue additional collaboration partners.

As previously reported, on June 29, 2012, Pratt & Whitney, Rolls-Royce plc (Rolls-Royce), MTU Aero Engines AG (MTU), and Japanese Aero Engines Corporation (JAEC), participants in the IAE International Aero Engines AG (IAE) collaboration, which sells and supports V2500 engines for the Airbus A320 family of aircraft, completed a restructuring of their interests in IAE. Under the terms of the agreement, Rolls-Royce sold its ownership and collaboration interests in IAE to Pratt & Whitney, while also entering into an agreement to license its V2500 intellectual property to Pratt & Whitney. In exchange for the increased ownership and collaboration interests and intellectual property license, Pratt & Whitney paid Rolls-Royce $1.5 billion at closing with additional payments due to Rolls-Royce during the fifteen year period following closing of the purchase, conditional upon each hour flown by V2500-powered aircraft in service at the closing. Rolls-Royce will continue to support the program as a strategic supplier for the V2500 engine and continue to manufacture parts and assemble engines. As previously reported, Pratt & Whitney entered into a collaboration arrangement with MTU with respect to a portion of the collaboration interest in IAE acquired from Rolls-Royce for consideration of approximately $233 million with additional payments due to Pratt & Whitney in the future. As a result of these transactions, Pratt & Whitney holds a 61% net interest in the collaboration. Also as previously reported, on October 12, 2011, Pratt & Whitney and Rolls-Royce announced an agreement to form a new joint venture, subject to regulatory approval and other closing conditions, in which each will hold an equal share, to develop new engines to power the next generation of 120 to 230 passenger mid-size aircraft that will replace the existing fleet of mid-size aircraft currently in service or in development. On April 12, 2012, MTU and JAEC also agreed to participate in this new joint venture, in which the partners will focus on high-bypass ratio geared turbofan technology and will also collaborate on future studies of next generation propulsion systems.

The development of new engines and improvements to current production engines present important growth opportunities. Pratt & Whitney is under contract with the U.S. Air Force to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Lightning II aircraft being developed by Lockheed Martin. Pratt & Whitney achieved initial service release for the conventional take-off and landing/carrier variant and short take-off and vertical landing variant of the F135 engine in February 2010 and January 2011, respectively. These propulsion system configurations are now certified for production and cleared for flight on the Lockheed Martin F-35B stealth fighter jet, and are in use by the U.S. Air Force at Eglin Air Force Base and by the U.S. Marine Corps at Marine Corps Air Station Yuma. In addition, Pratt & Whitney is currently developing technology, including the PurePower PW1000G Geared TurboFan engine, intended to enable it to power both currently-proposed and future aircraft. The PurePower PW1000G engine targets a significant reduction in fuel burn and noise levels with lower environmental emissions and operating costs than current production engines. In December 2010, Airbus announced that it will offer a version of the PurePower PW1000G engine as a new engine option to power its A320neo family of aircraft scheduled to enter into service in 2015. In November 2012, Pratt & Whitney commenced testing on this new engine, the PW1100G-JM, being developed as part of a collaboration with MTU and JAEC. Additionally, PurePower PW1000G engine models have been selected by Bombardier to power the new CSeries passenger aircraft, by Mitsubishi Aircraft Corporation to power the new Mitsubishi Regional Jet, and by Irkut Corporation of Russia to power the proposed new Irkut MC-21 passenger aircraft. These aircraft are scheduled to enter into service in 2013, 2015 and 2017, respectively. Further, on January 8, 2013, Embraer announced the selection of the PurePower engine to exclusively power the next generation of Embraer’s E-Jet family of aircraft scheduled to enter service in 2018. The success of these aircraft and the PurePower PW1000G family of engines is dependent upon many factors including technological challenges, aircraft demand, and regulatory approval. Based on these factors, as well as the level of success of aircraft program launches by aircraft manufacturers and other conditions, additional investment in the PurePower program may be required. P&WC has developed or is developing the PW210 engine family for helicopters manufactured by Sikorsky, AgustaWestland and The Eurocopter Group and is developing the PurePower PW800 engine for the new generation of long-range and heavy business jets. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion.

Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market-driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine development, production and support programs, creates uncertainty regarding engine program profitability. The vast majority of sales are made directly to the end customer and, to a limited extent, through independent distributors and foreign sales representatives. Sales to Airbus (Pratt & Whitney’s largest non-governmental customer by sales) were 25 percent and 16 percent of total Pratt & Whitney segment sales in 2012 and 2011, respectively, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. Government were 27 percent and 24 percent of total Pratt & Whitney segment sales in 2012 and 2011, respectively.

Sales generated by Pratt & Whitney’s international operations, including U.S. export sales, were 57 percent of total Pratt & Whitney segment sales in 2012 and 2011. At December 31, 2012, Pratt & Whitney’s backlog was $43.6 billion, including $4.3 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2011, these amounts were $21.3 billion and $4.3 billion, respectively. This backlog increase is primarily due to the consolidation of IAE and the incorporation of certain fleet maintenance aftermarket agreements in Pratt & Whitney’s backlog. Of the total Pratt & Whitney backlog at December 31, 2012, approximately $5.4 billion is expected to be realized as sales in 2013. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total sales. Pratt & Whitney’s backlog excludes orders for new commercial engines that have not yet achieved full aviation authority certification. See Note 1 to the Consolidated Financial Statements in our 2012 Annual Report for a description of our accounting for long-term contracts.

As described above, in 2012 we implemented a new organizational structure that allows us to better serve customers, drive growth and achieve further efficiencies through greater integration across certain product lines. As part of this new structure, we created UTC Propulsion & Aerospace Systems, a new organization consisting of Pratt & Whitney and UTC Aerospace Systems. We continue to report the financial and operational results of Pratt & Whitney and UTC Aerospace Systems separately.

UTC Aerospace Systems

As described above, on July 26, 2012, we acquired Goodrich pursuant to a merger agreement dated September 21, 2011. As a result of the acquisition, Goodrich became a wholly-owned subsidiary of UTC and we combined the acquired Goodrich business and the legacy Hamilton Sundstrand business to form a new segment named UTC Aerospace Systems. UTC Aerospace Systems is also part of UTC Propulsion & Aerospace Systems, a new organization consisting of the Pratt & Whitney and UTC Aerospace Systems segments. We continue to report the financial and operational results of Pratt & Whitney and UTC Aerospace Systems separately.

UTC Aerospace Systems is among the world’s leading suppliers of technologically advanced aerospace products and aftermarket services for diversified industries worldwide. UTC Aerospace Systems’ aerospace products include electric power generation, management and distribution systems, flight control systems, engine control systems, intelligence, surveillance and reconnaissance systems, engine components, environmental control systems, fire protection and detection systems, propeller systems, aircraft nacelles, and interior, actuation, landing and electronic systems. UTC Aerospace Systems products serve commercial, military, regional, business and general aviation, as well as military ground vehicle, space and undersea applications. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet maintenance programs. UTC Aerospace Systems sells aerospace products to airframe manufacturers, the U.S. and foreign governments, aircraft operators, maintenance, repair and overhaul providers, and independent distributors. Sales to Boeing (UTC Aerospace Systems’ largest non-governmental customer by sales) were 13 percent and 14 percent of total UTC Aerospace Systems segment sales in 2012 and 2011, respectively. Sales to the U.S. Government were 24 percent and 25 percent of total UTC Aerospace Systems segment sales in 2012 and 2011, respectively.

UTC Aerospace Systems is engaged in numerous commercial and military development programs including the Boeing 787 aircraft, the Bombardier CSeries aircraft, the Mitsubishi Regional Jet, the Airbus A350 and A320neo aircraft, the Irkut MC-21 aircraft, the COMAC C919 aircraft, the CH-53K next generation heavy lift helicopter for the U.S. Marine Corps and the Lockheed Martin F-35 Lightning II military aircraft and the Airbus A400M military aircraft. UTC Aerospace Systems is also the operations support prime contractor for NASA’s space suit/life support system and produces environmental monitoring and control, life support, mechanical systems, power generation, management, and distribution and thermal control systems for the International Space Station and the Orion crew exploration vehicle.

Sales generated by UTC Aerospace Systems’ international operations, including U.S. export sales, were 49 percent and 44 percent of total UTC Aerospace Systems segment sales in 2012 and 2011, respectively. At December 31, 2012, UTC Aerospace Systems’ backlog was $10.1 billion, including $2.5 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2011, these amounts were $4.9 billion and $846 million, respectively. This backlog increase is primarily due to additional backlog incorporated as a result of the Goodrich acquisition. Of the total UTC Aerospace Systems backlog at December 31, 2012, approximately $7.1 billion is expected to be realized as sales in 2013. See Note 1 to the Consolidated Financial Statements in our 2012 Annual Report for a description of our accounting for long-term contracts.

Sikorsky

Sikorsky is one of the world’s largest helicopter companies. Sikorsky manufactures military and commercial helicopters and also provides aftermarket helicopter and aircraft parts and services.

Current major production programs at Sikorsky include the UH-60M Black Hawk medium-transport helicopters and HH-60M Medevac helicopters for the U.S. and foreign governments, the S-70 Black Hawk for foreign governments, the MH-60S and MH-60R helicopters for the U.S. Navy, the International Naval Hawk for multiple naval missions, and the S-76 and S-92 helicopters for commercial operations. The UH-60M helicopter is the latest and most modern in a series of Black Hawk variants that Sikorsky has been delivering to the U.S. Army since 1978. In July 2012, the U.S. Government and Sikorsky signed a five-year multi-service contract for approximately 650 H-60 helicopters. Actual production quantities will be determined year-by-year over the life of the program based on funding allocations set by Congress and the U.S. Department of Defense acquisition priorities, as well as the U.S. Foreign Military Sales program. Sikorsky is also developing the CH-53K next generation heavy lift helicopter for the U.S. Marine Corps and the CH-148 derivative of the H-92 helicopter, a military variant of the S-92 helicopter, for the Canadian Government. The latter is being developed under a fixed-price contract that provides for the development and production of 28 helicopters, and a related support contract that provides for logistical support through March 2028. Sikorsky currently anticipates that its revenues under these contracts will be approximately $4.3 billion. Revenues are subject to changes in underlying variables such as future flight hours as well as fluctuations in foreign currency exchange rates. This is the largest and most expansive fixed-price development contract in Sikorsky’s history. Sikorsky and the Canadian Government have a number of disputes relating to the contract, including responsibility for delay of delivery of the fully configured and tested aircraft beyond the current contract delivery schedule and other disputes relating to development, production and logistical support. No aircraft were delivered in 2012. Sikorsky intends to continue discussions with the Canadian Government aimed at resolving these open disputes and establishing a revised delivery schedule. However, as a result of ongoing delays with delivery of aircraft and given the outstanding contractual disputes in connection with this program still to be resolved, Sikorsky has taken a $157 million charge in the quarter ended December 31, 2012, as further described in our 2012 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sikorsky’s aftermarket business includes spare parts sales, mission equipment, overhaul and repair services, maintenance contracts and logistics support programs for helicopters and other aircraft. Sales are principally made to the U.S. and foreign governments, and commercial helicopter operators. Sikorsky is increasingly engaging in logistics support programs and partnering with its government and commercial customers to manage and provide logistics, maintenance and repair services.

Sales to the U.S. Government were 66 percent and 68 percent of total Sikorsky segment sales in 2012 and 2011, respectively. Sales generated by Sikorsky’s international operations, including U.S. export sales, were 32 percent and 34 percent of total Sikorsky segment sales in 2012 and 2011, respectively. At December 31, 2012, Sikorsky’s backlog was $14.4 billion, including $6.4 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2011, these amounts were $9.4 billion and $4.1 billion, respectively. This backlog increase is primarily due to increased firm commitments resulting from the five-year multi-service contract with the U.S. Government for UH-60M helicopters referenced above. Of the total Sikorsky backlog at December 31, 2012, approximately $5.5 billion is expected to be realized as sales in 2013.

Other

On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of our non-core businesses. Cash generated from these divestitures has been and will be used to repay the debt issued to finance the Goodrich acquisition. These non-core businesses include the legacy Hamilton Sundstrand industrial businesses, which manufacture air compressors, metering pumps and heavy duty process pumps for industries involved with chemical and hydrocarbon processing, oil and gas production, water and wastewater treatment, and construction, Clipper Windpower plc (Clipper), a California-based wind turbine manufacturer, Pratt & Whitney Rocketdyne, a leader in the design, development and manufacture of sophisticated space propulsion systems for military and commercial applications, and Pratt & Whitney Power Systems, which sells aero-derivative engines for industrial applications. The sale of Clipper was completed in the third quarter of 2012 and the sale of the legacy Hamilton Sundstrand industrial businesses was completed in the fourth quarter of 2012. On July 23, 2012, we announced an agreement to sell Pratt & Whitney Rocketdyne to GenCorp Inc. for $550 million, and on December 12, 2012 we announced an agreement to sell Pratt & Whitney Power Systems to Mitsubishi Heavy Industries. The closings of the Pratt & Whitney Rocketdyne and Pratt & Whitney Power Systems transactions are subject to customary closing conditions, including regulatory approvals.

On June 29, 2012, management of the Company approved a plan for the divestiture of UTC Power, a world leader in the application of fuel cell technology for stationary and transportation applications. On December 22, 2012, we announced an agreement to sell our UTC Power unit to ClearEdge Power, subject to customary closing conditions.

The results of operations for the remaining divestitures of Pratt & Whitney Rocketdyne and UTC Power, including the net gains/losses expected on disposition, and the related cash flows which result from these non-core businesses have been reclassified to “Discontinued Operations” in our Consolidated Statement of Operations and our Consolidated Statement of Cash Flows for all periods presented. The sale of Pratt & Whitney Power Systems was not reclassified to “Discontinued Operations” due to our expected level of continuing involvement in the business post disposition. The remaining assets and liabilities of Pratt & Whitney Rocketdyne, UTC Power and Pratt & Whitney Power Systems have been reclassified to “Assets held for sale” and “Liabilities held for sale” in our Consolidated Balance Sheet as of December 31, 2012.

Other Matters Relating to Our Business as a Whole

Competition and Other Factors Affecting Our Businesses

As worldwide businesses, our operations can be affected by a variety of economic, industry and other factors, including those described in this section, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report, in Item 1, “Cautionary Note Concerning Factors That May Affect Future Results,” and in Item 1A, “Risk Factors” in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the U.S. and other countries, and each competes on the basis of price, delivery schedule, product performance and service.

Our aerospace businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for certain of their commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees of Pratt & Whitney, see Notes 5, 15 and 16 to the Consolidated Financial Statements in our 2012 Annual Report. Customer selections of engines and components can also have a significant impact on later sales of parts and services. In addition, the U.S. Government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation, Rolls-Royce, Honeywell, Turbomeca, and CFM International.

Research and Development

Because changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $2.4 billion or 4.1 percent of total sales in 2012, as compared with $2.0 billion or 3.5 percent of total sales in 2011 and $1.7 billion or 3.2 percent of total sales in 2010. We also perform research and development work under contracts funded by the U.S. Government and other customers. This contract research and development, which is performed in our aerospace businesses, amounted to $1.7 billion in 2012, as compared to $1.5 billion in 2011 and $1.5 billion in 2010. These contract research and development costs include amounts that are expensed as incurred, through cost of products sold, and amounts that are capitalized into inventory to be subsequently recovered through production shipments. Of the total contract research and development costs, $1.7 billion, $1.4 billion and $1.5 billion were expensed in 2012, 2011 and 2010, respectively. The remaining costs have been capitalized.

U.S. Government Contracts

Contracting with the U.S. Government entails certain unique risks. U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. Government sales are made under fixed-price type contracts, while approximately $1.8 billion or 3.2 percent of our total sales for 2012 were made under cost-reimbursement type contracts.

Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports from the U.S. Government that recommend that we reduce certain contract prices because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports have recommended substantial reductions. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain cases. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” in this Form 10-K and Note 18 to the Consolidated Financial Statements in our 2012 Annual Report for further discussion.

Compliance with Environmental and Other Government Regulations

Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 18 to the Consolidated Financial Statements in our 2012 Annual Report.

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

We conduct our businesses through subsidiaries and affiliates worldwide. Changes in legislation or government policies can affect our worldwide operations. For example, governmental regulation of refrigerants and energy efficiency standards and fire safety regulations are important to our UTC Climate, Controls & Security businesses, and elevator safety codes are important to the businesses of Otis, while government safety and performance regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact our aerospace businesses.

U.S. laws, regulations, orders, and other measures concerning the export or re-export of products, software, services and technology to, and other trade-related activities involving, non-U.S. countries and parties affect the operations of UTC and its affiliates. These measures include U.S. economic sanctions targeting Iran.

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) added a new subsection (r) to section 13 of the Exchange Act, requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law. Issuers must also file a notice with the SEC if any disclosable activities under ITRA have been included in the annual or quarterly report. Upon receiving such a notice, the SEC is required under ITRA to transmit the notice to the President, the House Committees on Foreign Affairs and Financial Services and the Senate Committees on Foreign Relations and Banking, Housing and Urban Affairs and is required to make these separate notices publicly available on its website.

The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Exchange Act as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency:

UTC Climate, Controls & Security. In 2009, UTC adopted a corporate policy prohibiting new business in or with Iran. In 2012, two of our non-U.S. affiliates engaged in activities related to the orderly winding down of legacy business involving the sale of fire safety equipment through procurement agents to entities owned by the government of Iran. This business was pursuant to contracts entered into by Simtronics AS (Simtronics), a Norwegian company and its subsidiary Water Mist Engineering AS (WME) prior to UTC Climate, Controls & Security’s acquisition of these two entities in April 2011. Both companies were acquired following the adoption by UTC in 2009 of the corporate policy prohibiting all new business in or with Iran, and both companies became subject to that policy upon acquisition.

During 2012 and pursuant to five legacy contracts, Simtronics and WME received payments and provided certain fire detection and fire suppression equipment for end-use by the Pars Oil & Gas Company, which has been designated by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) as an entity owned or controlled by the government of Iran. These legacy contracts were not prohibited by applicable law when they were executed, nor was the wind down of these contractual arrangements prohibited by UTC’s policy at the time of acquisition. Simtronics and WME have halted all fulfillment activities related to these legacy contracts, but may seek clearance from OFAC in order to resolve a dispute over termination of a third-party agency agreement associated with these contracts and to complete certain remaining wind-down activities. Simtronics and WME do not otherwise intend to continue or enter into any Iran-related activity. The fire suppression products WME supplied incorporated a small amount of U.S.-origin springs, which are non-critical components, and an appropriate disclosure has been filed with OFAC.

The gross revenue and net profits attributable to these activities in 2012 for Simtronics were $960,000 and $70,000, respectively, and for WME were $2,550,000 and $560,000, respectively.

Otis. In 2012, non-U.S. affiliates of Otis conducted service, maintenance and/or modernization activities on elevators previously installed at Iranian diplomatic premises in France, Kuwait and Hungary under pre-existing contracts. The Hungarian contract was undertaken with a local construction company (not the Iranian Government). All of the contracts in question have been terminated by these Otis affiliates.

The following activities are disclosed as required by Section 13(r)(1)(D)(i) and (ii) of the Securities Exchange Act of 1934, as amended by ITRA, as transactions or dealings with certain designated parties:

One of the payments received in 2012 by the French affiliate of Otis for work at the Iranian embassy in Paris was drawn on a local office of Bank Melli of Iran, which was previously designated as subject to sanctions under Executive Order 13382. In 2012, an Otis affiliate in Germany performed elevator maintenance and repair services to support the Frankfurt premises of Bank Saderat of Iran, which was designated as subject to sanctions in October 2007 under Executive Order 13224.

All of these elevator service and modernization contracts were permissible under applicable law when they were executed. These Otis affiliates have ceased performance under these contracts and do not intend to continue or enter into any new Iran-related activity. An Otis employee who is a U.S. person (for OFAC purposes) stationed outside the U.S. provided unauthorized advice to the Otis affiliate in Kuwait with respect to ending its contract for services at Iranian diplomatic premises in Kuwait, and an appropriate disclosure has been filed with OFAC.

The gross revenues and net profits attributable to the activities of these Otis affiliates in 2012 with respect to the Iranian diplomatic premises in France, Kuwait and Hungary were approximately $70,000 (including the single payment of approximately $1,500 drawn on Bank Melli) and $4,000, respectively, and were $4,500 and $1,500, respectively, with respect to Bank Saderat.

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

        We believe we have adequate sources for our purchases of materials, components, services and supplies used in our manufacturing. We work continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating our purchases, reducing the number of suppliers, strategic global sourcing and using bidding competitions among potential suppliers. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Like other users in the U.S., we are largely dependent upon foreign sources for certain raw materials requirements such as cobalt (Finland, Norway, Russia and Canada), tantalum (Australia and Canada), chromium (South Africa, Kazakhstan, Zimbabwe and Russia) and rhenium (Chile, Kazakhstan and Germany). We have a number of ongoing programs to manage this dependence and the accompanying risk, including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Although at times high prices for some raw materials important to our businesses (for example, steel, copper, aluminum, titanium and nickel) have caused margin and cost pressures, we do not foresee near term unavailability of materials, components or supplies that would have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. For further discussion of the possible effects of the cost and availability of raw materials on our business, see Item 1A, “Risk Factors” in this Form 10-K.

Employees and Employee Relations

At December 31, 2012, our total number of employees was approximately 218,000, approximately 62 percent of which represents employees based outside the U.S. During 2012, we negotiated or concluded 18 domestic collective bargaining agreements, the largest of which covered certain workers at Otis and UTC Climate, Controls & Security. In 2013, numerous collective bargaining agreements are subject to renegotiation, the largest of which cover certain workers at UTC Aerospace Systems and Pratt & Whitney. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations, particularly at Sikorsky, we do not anticipate that the renegotiation of these contracts in 2013 will have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” in this Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to the Consolidated Financial Statements in our 2012 Annual Report.

For a discussion of other matters which may affect our cash flows, competitive position, financial condition or results of operations, including the risks of our international operations, see the further discussion under the headings “General” and “Description of Business by Segment” in this section, Item 1A, “Risk Factors” in this Form 10-K, and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report.

Cautionary Note Concerning Factors That May Affect Future Results

This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•

the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction and in both the commercial and defense segments of the aerospace industry, levels of air travel, financial difficulties (including bankruptcy) of commercial airlines, the impact of weather conditions and natural disasters and the financial condition of our customers and suppliers;

•	our ability to integrate the acquired Goodrich operations and to realize synergies and opportunities for growth and innovation;

•	our ability to realize the intended benefits of recently announced organizational changes;

•	future levels of indebtedness and capital spending and research and development spending;

•	future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;

•	delays and disruption in delivery of materials and services from suppliers;

•	new business opportunities;

•	cost reduction efforts and restructuring costs and savings and other consequences thereof;

•	the scope, nature or impact of other acquisition and divestiture activity, including integration of acquired businesses into our existing businesses;

•	the development, production, delivery, support, performance and anticipated benefits of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the outcome of legal proceedings and other contingencies;

•	future repurchases of our common stock;

•	pension plan assumptions and future contributions; and

•	the effect of changes in tax, environmental and other laws and regulations or political conditions in the U.S. and other countries in which we operate.

In addition, this Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the “Notes to Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Operations,” and “Liquidity and Financial Condition,” and the section titled “Risk Factors.” This Form 10-K also includes important information as to these factors in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2012 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Environmental Matters” and “Restructuring Costs.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our Global Growth Is Subject to a Number of Economic Risks.

Over the past few years, market and economic conditions in the U.S. and globally have been highly challenging with tighter credit conditions and slower economic growth. The U.S. economy has experienced a recession and faces continued concerns about the systemic impacts of adverse economic conditions such as the growing U.S. deficit, high energy costs, geopolitical issues, the availability and cost of credit, and an unstable real estate market. In 2012, the global economy improved as compared to 2011 and continued to show signs of a gradual recovery from the significant downturn of 2008 and 2009 when the global economy experienced widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. However, despite positive economic indicators seen since the beginning of 2011, uncertainty continues to exist as to the overall rate and stability of the recovery. Despite a recent slowdown in growth rates in China and other emerging economies, global gross domestic product growth continues to be led by emerging markets, particularly Brazil, Russia, India and China. In the developed economies, particularly in Europe, recovery remains uncertain due to persistent high unemployment in the U.S. and Europe, a slow recovery of the U.S. and European housing markets, government budget reduction plans, the unwinding of fiscal stimuli, and concerns over the continuing European sovereign debt crisis. Further disruptions in Europe or in other economies could affect our sales or liquidity.

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

Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries.

The results of our commercial and industrial businesses, which generated approximately 51 percent of our consolidated sales in 2012, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, the tightening of global credit markets and other global and political factors. For example, a slowdown in building and remodeling activity can adversely affect the financial performance of Otis and UTC Climate, Controls & Security. In addition, the financial performance of UTC Climate, Controls & Security can also be influenced by production and utilization of transport equipment and, particularly in its residential business, weather conditions.

The results of our commercial and military aerospace businesses, which generated approximately 49 percent of our consolidated sales in 2012, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown signs of gradual improvement since 2011, uncertainty continues to exist. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace sales and losses under existing contracts. In addition, capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could also reduce the aftermarket sales and margins of our aerospace businesses. Other factors, including future terrorist actions, pandemic health issues or major natural disasters could also dramatically reduce both the demand for air travel, which could negatively impact the aftermarket sales and margins of our aerospace businesses. Additionally, because a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2013, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our Business May Be Affected by Government Contracting Risks.

U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. Government contracting environment we will continue to be, the subject of one or more U.S. Government investigations relating to certain of our U.S. Government contracts. If we or one of our business units were charged with wrongdoing as a result of any U.S. Government investigation (including violation of certain environmental or export laws, as further described below), the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. Government could subject us to fines, penalties, repayments and treble and other damages, and bar us from bidding on or receiving new awards of U.S. Government contracts. The U.S. Government could void any contracts found to be tainted by fraud. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years.

We are also sensitive to U.S. military budgets, which may be impacted by numerous economic and political factors and which may fluctuate based on the policies of the current administration or Congress. In addition, the specific government programs in which we participate, or in which we may seek to participate in the future, compete with other programs for consideration during the budget formulation and appropriation processes. One or more of the programs that we currently support could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Foreign Currency Fluctuations, Economic Conditions and Changes in Local Government Regulation.

We conduct our business on a global basis, with approximately 60 percent of our 2012 consolidated sales derived from international operations, including U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (primarily the commercial businesses), where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins may also be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. Dollar against other major foreign currencies could adversely affect our results of operations.

The majority of sales in the aerospace businesses are transacted in U.S. Dollars, consistent with established industry practice, while the majority of costs at locations outside the U.S. are incurred in the applicable local currency (principally the Euro, the Canadian Dollar, and the Polish Zloty). For operating units with U.S. Dollar sales and local currency costs, there is foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales. See Note 1 and Note 14 to the Consolidated Financial Statements in our 2012 Annual Report for a discussion of our hedging strategies.

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

In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Mexico, Russia, South Africa and countries in the Middle East, that carry high levels of currency, political and economic risk. We expect that sales to emerging markets will continue to account for a significant portion of our sales as our business evolves and as these and other developing nations and regions around the world increase their demand for our products. Emerging market operations can present many risks, including cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We Use a Variety of Raw Materials, Supplier-Provided Parts, Components, Sub-Systems and Third Party Contract Manufacturing Services in Our Businesses, and Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products.

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

We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses from, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures.

        We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and expect to do so in the future. For example, on June 29, 2012, Pratt & Whitney acquired Rolls-Royce’s ownership and collaboration interests in IAE, and on July 26, 2012, we completed our acquisition of Goodrich. Further, on October 12, 2011 Pratt & Whitney and Rolls-Royce announced an agreement, subject to regulatory approval and other closing conditions, to form a new joint venture to develop new engines to power the next generation of 120 to 230 passenger mid-size aircraft that will replace the existing fleet of mid-size aircraft currently in service or in development. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. For example, on December 13, 2012, we completed the sale of the legacy Hamilton Sundstrand industrial businesses to BC Partners and The Carlyle Group. Our divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations imposed on us and could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

The Acquired Goodrich Business May Underperform Relative to Our Expectations; The Transaction May Cause Our Financial Results to Differ From Our Expectations or the Expectations of the Investment Community; We May Not Be Able to Achieve Anticipated Cost Savings or Other Anticipated Synergies.

The success of the Goodrich acquisition will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from the integration of Goodrich with our existing businesses. The integration process is complex, costly and time-consuming. The potential difficulties of integrating the operations of Goodrich and realizing our expectations for the acquisition include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	operating risks inherent in the Goodrich business and our business;

•	retaining key customers, suppliers and employees;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators; and

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002.

Our Debt Has Increased As A Result of the Goodrich Acquisition and Will Increase if We Incur Additional Debt in the Future and Do Not Retire Existing Debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. We have incurred substantial additional debt as a result of the Goodrich acquisition. As of December 31, 2012, we had approximately $23.2 billion of total debt on a consolidated basis. Our debt level and related debt service obligations could have negative consequences, including, among others:

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

Our global and domestic revolving credit facilities impose restrictions on us, including certain restrictions on our ability to incur liens on our assets. Our revolving credit facilities are available for general corporate purposes. There are currently no amounts outstanding under these credit facilities. Our long-term debt obligations include covenants that may adversely affect our ability to incur certain secured indebtedness or engage in certain types of sale and leaseback transactions. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated.

We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier- and internally-produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of our products and products that incorporate technologies we develop. For example, certain of our aerospace products are incorporated into larger systems and end products manufactured by our customers. These systems and end products may incorporate additional advanced technologies manufactured by third parties that involve additional risks and uncertainties. As a result, the performance and market acceptance of these larger systems and end products could affect the level of customer interest and acceptance of our own products in the marketplace.

Any development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We, or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, helicopters, aircraft systems and components and other products currently in development or pending required certifications. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Exports of Certain of Our Products Are Subject to Various Export Control Regulations and May Require a License From the U.S. Department of State, the U.S. Department of Commerce or the U.S. Department of the Treasury.

As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the U.S. Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, Bureau of Industry and Security, the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, Directorate of Defense Trade Controls (DTCC), and trade sanctions, regulations and embargoes administered by the U.S. Department of Treasury, Office of Foreign Assets Control. Certain of our products have military or strategic applications and are on the munitions list of the ITAR, or represent so-called “dual use” items governed by the EAR. As a result, these products require individual validated licenses in order to be exported to certain jurisdictions. Any failures to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. As previously disclosed, on June 28, 2012 we entered into a consent agreement with the DTCC and a deferred prosecution agreement with the U.S. Department of Justice regarding separate but related export licensing compliance violations, both of which impose significant continuing obligations. Any changes in export regulations may further restrict the export of our products. The length of time required by the licensing processes can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We Are Subject to Litigation, Tax, Environmental and Other Legal Compliance Risks.

We are subject to a variety of litigation, tax and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments or other damages (in certain cases, treble damages). As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs.

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

In addition, the U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and internal control policies, these measures may not always prevent reckless or criminal acts by our employees or agents. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We May Be Unable to Realize Expected Benefits From Our Cost Reduction and Restructuring Efforts and Our Profitability May Be Hurt or Our Business Otherwise Might Be Adversely Affected.

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

Our Financial Performance May Be Adversely Affected By Information Technology and Other Business Disruptions.

Our business may be impacted by disruptions, including information technology attacks or failures, threats to physical security, as well as damaging weather or other acts of nature, pandemics or other public health crises. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We Depend On Our Intellectual Property, and Have Access to Certain Intellectual Property and Information of Our Customers and Suppliers; Infringement or Failure to Protect Our Intellectual Property Could Adversely Affect Our Future Growth and Success.

We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, information technology security systems and other measures to protect our proprietary intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the U.S., which could have a negative impact on sales volume. We may also be subject to disruptions, losses and liability resulting from various cybersecurity attacks or information technology failures, as described above.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

	Number of Facilities - Owned
Location	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Sikorsky	Other	Total
Manufacturing:
North America	1	13	29	42	5	—	90
Europe & Middle East	7	13	3	30	1	—	54
Asia	2	1	6	3	—	—	12
Emerging Markets*	11	17	8	4	—	—	40

	21	44	46	79	6	—	196

Non-Manufacturing:
North America	4	15	32	—	4	13	68
Europe & Middle East	15	11	—	—	—	—	26
Asia	1	5	1	—	1	—	8
Emerging Markets*	3	11	2	—	—	—	16

	23	42	35	—	5	13	118

	Number of Facilities - Leased
Location	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Sikorsky	Other	Total
Manufacturing:
North America	—	5	13	31	11	1	61
Europe & Middle East	—	6	1	12	—	—	19
Asia	—	—	5	3	—	—	8
Emerging Markets*	5	9	—	10	—	—	24

	5	20	19	56	11	1	112

Non-Manufacturing:
North America	5	37	13	2	13	8	78
Europe & Middle East	9	43	1	1	—	—	54
Asia	4	9	1	—	—	—	14
Emerging Markets*	8	14	1	—	—	—	23

	26	103	16	3	13	8	169

*	For purposes of this table, our definition of emerging markets is developed using the countries included in the MSCI Emerging Markets IndexSM.

Our fixed assets as of December 31, 2012 include manufacturing facilities and non-manufacturing facilities such as warehouses set forth in the tables above and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2012 are in good operating condition, are well-maintained and substantially all are in regular use.

Item 3.	Legal Proceedings

F100 Engine Litigation

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

On June 18, 2012, the trial court found that Pratt & Whitney had breached other obligations imposed by common law based on the same conduct with respect to which the court previously found liability under the False Claims Act. Under the common law claims, the U.S. Air Force may seek damages for events occurring before March 3, 1989, which are not recoverable under the False Claims Act. Further proceedings at the trial court will determine the damages, if any, relating to the False Claims Act and common law claims. The government continues to seek damages of $624 million, plus interest. Pratt & Whitney continues to contend that the government suffered no actual damages. The parties have submitted briefs and await a decision from the trial court. Should the government ultimately prevail, the outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid.

Department of Defense Cost Accounting Standards Claim

As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it has incurred since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claims that Sikorsky’s liability is approximately $94 million (including interest through December 2012). We believe this claim is without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter concluded in January 2013 and we await a decision from the court. We do not believe the resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Export Violations

A significant portion of our activities are subject to export control regulation by the U.S. Department of State (State Department) under the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR). From time to time, we identify, investigate, remediate and voluntarily disclose to the DTCC potential violations of the AECA and ITAR. DTCC administers the State Department’s authority under the AECA and ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Most of our voluntary disclosures are resolved without the imposition of penalties or other sanctions. However, as previously disclosed, in November 2011, DTCC informed us that it was reviewing certain of our voluntary disclosures filed since 2005 and believed some of these disclosures could constitute deficiencies warranting penalties and sanctions. In connection with the above, on June 28, 2012, we entered into a Consent Agreement (CA) with DTCC to resolve a Proposed Charging Letter that references approximately 45 of our previous disclosures. The CA has a four-year term, and provides that we will: (1) pay a civil penalty of $55 million, up to $20 million of which can be suspended based on qualifying compliance investments made by us prior to or during the term of the CA; (2) appoint, subject to DTCC approval, an outside Special Compliance Official (SCO) to oversee our compliance with the CA and the AECA and ITAR; (3) continue and undertake additional remedial actions to strengthen AECA and ITAR compliance, with emphasis on human resources and organization, training, automation, and security of electronic data; and (4) sponsor two Company-wide outside compliance audits during the term of the CA.

The voluntary disclosures addressed in the CA include disclosures made in 2006 and 2007 regarding the export by legacy Hamilton Sundstrand to P&WC of certain modifications to dual-use electronic engine control software, and the re-export by P&WC of those software modifications and subsequent P&WC-developed modifications to China during the period 2002-2004 for use in the development of the Z-10 Chinese military helicopter. As previously disclosed, the DOJ separately conducted a criminal investigation of the matters addressed in these disclosures, as well as the accuracy, adequacy, and timeliness of the disclosures. We cooperated with the DOJ’s investigation. On June 28, 2012, the U.S. Attorney for the District of Connecticut filed a three-count criminal information alleging: (1) that in 2002-2003, P&WC caused legacy Hamilton Sundstrand to export ITAR-controlled software modifications to Canada and re-exported them to China without the required license; (2) that in 2006, P&WC, legacy Hamilton Sundstrand and UTC made false statements in disclosures to DTCC regarding these AECA and ITAR violations; and (3) that P&WC and legacy Hamilton Sundstrand violated a separate provision of the AECA and ITAR by failing timely to notify DTCC of the unlicensed software shipments to China. P&WC pleaded guilty to violating the AECA and the ITAR and making false statements as alleged, and was sentenced to probation and to pay fines and forfeitures totaling $6.9 million. P&WC, legacy Hamilton Sundstrand and UTC (the UTC Entities) entered into a Deferred Prosecution Agreement (DPA) regarding the remaining offenses charged with respect to each UTC Entity. The DPA has a two-year term, and provides that the UTC Entities will: (1) pay an additional penalty of $13.8 million; (2) appoint, subject to DOJ approval, an independent monitor (who may be the same person as the SCO appointed under the CA) to oversee compliance with the DPA; (3) provide annual senior officer certifications that all known violations of the AECA and ITAR, Export Administration Regulations and sanctions regimes implemented under the International Emergency Economic Powers Act occurring after the execution date of the

DPA have been reported by UTC, its subsidiaries, and its majority-owned or controlled affiliates to the appropriate official(s) of the U.S. Government; (4) cooperate with law enforcement in specified areas; and (5) implement specified compliance training initiatives.

We believe the previously disclosed potential liability recognized as of March 31, 2012 of $55 million will be sufficient to discharge all amounts due under the CA and DPA.

On June 28, 2012, by reason of P&WC’s guilty plea to a criminal violation of the AECA and the ITAR, DTCC imposed a partial statutory debarment on P&WC with respect to obtaining new or renewed ITAR license privileges. The debarment does not affect existing ITAR licenses/authorities, nor does it extend to programs supporting: (1) the U.S. Government; (2) NATO allies; or (3) “major non-NATO allies” (as defined in the ITAR). P&WC may seek “transaction exception” approvals on a case-by-case basis for new or renewed ITAR licensing in other cases during the period of debarment. P&WC may apply for full reinstatement of ITAR privileges after one year. On December 20, 2012, UTC entered into an administrative agreement with the Department of the Army Suspension and Debarment Official, where Army officials determined that the UTC Entities are presently responsible and that further action is not necessary to protect the U.S. Government’s interests pursuant to the Federal Acquisition Regulation and the National Defense Appropriations Act. The agreement with the Department of the Army Suspension and Debarment Official completes the Department of Defense review of the UTC Entities’ present responsibility under the Federal Acquisition Regulation and P&WC’s eligibility to receive funds appropriated for fiscal year 2012 under the National Defense Appropriations Act.

Shareholder Derivative Litigation

On October 31, 2012, a shareholder filed a stockholder derivative action in the Delaware Court of Chancery against all of UTC’s current directors. The complaint centers on the above-referenced June 28, 2012 guilty plea of P&WC to violations of the AECA and ITAR, and making false statements in connection with its illegal export to China of U.S.-origin military software used in the development of a Chinese military attack helicopter, the Z-10. The complaint alleges, among other things, that UTC’s directors breached their fiduciary duties owed to UTC and its shareholders and committed “corporate waste” by failing to oversee adequately UTC’s export control compliance. The complaint also alleges that UTC’s directors “failed to ensure” that there were adequate internal controls to assure compliance. The complaint seeks declaratory and injunctive relief against UTC, including an order removing and replacing the directors, and asserts a claim for unspecified money damages against only the directors. UTC and the directors plan to vigorously contest the claims. We do not believe the resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

German Tax Office Appeal

As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern €203 million (approximately $270 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. A portion of these tax benefits were disallowed by the local German Tax Office on July 5, 2012, as a result of the audit of tax years 1999 to 2000. The legal and factual issues relating to the denial of the tax benefits center on the interpretation and application of a German tax law. On August 3, 2012, the Company filed suit in the local German tax court and intends to litigate vigorously the matter to conclusion. We do not believe the resolution of this matter will have a material adverse effect on our results of operations, cash flows or financial condition.

Pratt & Whitney Grand Jury Subpoena

Pratt & Whitney is conducting an internal investigation in response to a subpoena issued to it in May 2012 by a federal grand jury in Connecticut. The subpoena requests documents related to Pratt & Whitney’s use in certain military engines of titanium procured from suppliers that potentially did not conform to underlying contract specifications. Pratt & Whitney has been cooperating fully with the government’s investigation. While we are unable to predict the final outcome of this matter at this time, we do not believe the ultimate resolution will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Asbestos Litigation

Like many other industrial companies in recent years, we or our subsidiaries are named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of our products or premises. While we have never manufactured asbestos and no longer incorporate it in any currently-manufactured products, certain of our historical products, like those of many other manufacturers, have contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of the closed cases have been resolved for amounts that are not material individually or in the aggregate. Based on the information currently available, we do not believe that resolution of these asbestos-related matters will have a material adverse effect upon our competitive position, results of operations, cash flows, or financial condition.

Other

We are also subject to a number of routine lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the ordinary course of our business. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Except as otherwise noted above, we do not believe that resolution of any of the legal matters discussed above will have a material adverse effect upon our competitive position, results of operations, cash flows, or financial condition. A further discussion of government contracts and related investigations, as well as a discussion of our environmental liabilities, can be found under the heading “Other Matters Relating to Our Business as a Whole – Compliance with Environmental and Other Government Regulations” in Item 1, “Business,” and in Item 1A, “Risk Factors,” in this Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Performance Graph and Comparative Stock Data appearing in our 2012 Annual Report, filed as Exhibit 13 to this Form 10-K, containing the following data relating to our common stock: shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends, are incorporated herein by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2012, we did not make any repurchases of our common stock under the share repurchase program approved by the Board of Directors in March 2010. In connection with the Goodrich acquisition, we previously announced a suspension of share repurchases until January 1, 2013, and a significant reduction in repurchases for two years thereafter. On February 4, 2013, the Board of Directors approved a new share repurchase program authorizing the repurchase of up to 60 million shares of our common stock. This current authorization replaces the share repurchase program approved in March 2010. Approximately 6,937,000 shares of our common stock available for purchase under the March 2010 share repurchase program became unavailable as of February 4, 2013 upon the authorization of the current program. Under this current share repurchase program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. These repurchases are included within the scope of our overall repurchase program discussed above. We may also reacquire shares outside the program from time to time in connection with the surrender of shares to cover taxes on the vesting of restricted stock. Approximately 3,000 shares were reacquired in transactions outside the program during the quarter ended December 31, 2012.

Item 6.	Selected Financial Data

The Five-Year Summary appearing in our 2012 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference. See “Notes to Consolidated Financial Statements” in our 2012 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five-Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risk sensitive instruments, see discussion under the heading “Market Risk and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report, filed as Exhibit 13 to this Form 10-K, and under the heading “Foreign Exchange and Hedging Activity” in Note 1 and in Note 14 to the Consolidated Financial Statements in our 2012 Annual Report, filed as Exhibit 13 to this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The 2012 and 2011 Consolidated Balance Sheet, and other consolidated financial statements for the years 2012, 2011 and 2010, together with the report thereon of PricewaterhouseCoopers LLP dated February 7, 2013 in our 2012 Annual Report, filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference. The 2012 and 2011 unaudited Selected Quarterly Financial Data appearing in our 2012 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control – Integrated Framework, released in 1992. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in our 2012 Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2013 Annual Meeting of Shareowners titled “Election of Directors” (under the subheading “Nominees”) and “Corporate Governance” (including under the subheadings “Board Committees,” “Audit Committee” and “Committee on Nominations and Governance”).

Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2008	Age as of 2/7/2013
Elizabeth B. Amato	Senior Vice President, Human Resources and Organization, United Technologies Corporation (since August 2012)	Vice President, Human Resources, UTC Climate, Controls & Security; Vice President, Human Resources, Carrier Corporation; Vice President, Human Resources, Pratt & Whitney	56

Alain M. Bellemare	President & Chief Executive Officer, UTC Propulsion & Aerospace Systems (since July 2012)	President & Chief Operating Officer, UTC Propulsion & Aerospace Systems; President, Hamilton Sundstrand Corporation; President, Pratt & Whitney Canada; Executive Vice President, Group Strategy & Development, Pratt & Whitney	51

Louis R. Chênevert	Director (since 2006), Chairman (since 2010), President (since 2006) & Chief Executive Officer, United Technologies Corporation (since 2008)	President and Chief Operating Officer, United Technologies Corporation	55

Geraud Darnis	President & Chief Executive Officer, UTC Climate, Controls & Security (since 2011)	President, Carrier Corporation	53

Charles D. Gill	Senior Vice President and General Counsel, United Technologies Corporation (since 2007)	___	48

Gregory J. Hayes	Senior Vice President and Chief Financial Officer, United Technologies Corporation (since 2008)	Vice President, Accounting and Finance, United Technologies Corporation	52

David P. Hess	President, Pratt & Whitney (since 2009)	President, Hamilton Sundstrand Corporation	57

Peter F. Longo	Vice President, Controller, United Technologies Corporation (since 2011)	Vice President, Finance, Hamilton Sundstrand Corporation	53

Michael B. Maurer	President, Sikorsky Aircraft (since July 2012)	President, Sikorsky Military Systems, Sikorsky Aircraft	52

Thomas I. Rogan	Vice President, Treasurer, United Technologies Corporation (since 2001)	___	60

Pedro Sainz De Baranda Riva	President, Otis Elevator Company (since February 2012)	President, Otis South Europe and Middle East Area, Otis Elevator Company; Managing Director, Otis Spain	49

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2013 Annual Meeting of Shareowners titled “Other Information” under the heading “Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.utc.com/Governance/Ethics/Code+of+Ethics. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Committee on Nominations and Governance, Public Issues Review Committee and Committee on Compensation and Executive Development are

available on our website at http://www.utc.com/Governance/Board+of+Directors. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, United Technologies Building, Investor Relations, Hartford, CT 06101.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2013 Annual Meeting of Shareowners titled “Executive Compensation,” “Compensation of Directors,” and “Report of Committee on Compensation and Executive Development.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and the Equity Compensation Plan Information required by Item 12 is incorporated herein by reference to the sections of our Proxy Statement for the 2013 Annual Meeting of Shareowners titled “Stock Ownership Information.”

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 concerning Common Stock issuable under UTC’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	54,028,000	(1)	$64.82	43,546,000	(2)
Equity compensation plans not approved by shareowners	2,274,000	(3)	$47.82	0

Total	56,302,000		$64.09	43,546,000

(1)	Consists of: (i) shares of Common Stock issuable upon the exercise of stock options awarded under the 1989 Long-Term Incentive Plan (1989 LTIP), the 2005 Long-Term Incentive Plan, as amended (2005 LTIP) and the Non-Employee Director Stock Option Plan (Non-Employee Director Plan); and (ii) shares of Common Stock issuable pursuant to outstanding restricted share, restricted share unit and performance share unit awards, assuming vesting performance at the target level. This amount includes 985,000 restricted shares and restricted share units and 2,792,000 performance share units at the target level. Up to an additional 2,792,000 shares could be issued if performance goals are achieved above target. The weighted average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clause (i).

(2)	Represents the maximum number of shares of Common Stock available to be awarded as of December 31, 2012. Full Share Awards will result in a reduction in the number of shares of UTC Common Stock available for delivery under the 2005 LTIP in an amount equal to 4.03 times the number of shares to which the award corresponds. Stock options and stock appreciation rights do not constitute Full Share Awards and will result in a reduction in the number of shares of UTC Common Stock available for delivery under the 2005 LTIP on a one-for-one basis.

(3)	Consists of stock options awarded under the UTC Employee Stock Option Plan. This Plan authorized the award of non-qualified stock options to employees below the executive level considered to have the potential to contribute to the long-term success of UTC. These options have a fixed option price equal to the fair market value of Common Stock on the date the stock option was granted. Options vested three years after the grant date and have a ten-year term. Effective April 14, 2005, all equity incentive compensation awards have been provided under the shareowner-approved 2005 LTIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2013 Annual Meeting of Shareowners titled “Election of Directors” (under the subheading “Nominees”), “Corporate Governance” (under the subheading “Director Independence”), and “Other Information” (under the subheading “Transactions with Related Persons”).

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2013 Annual Meeting of Shareowners titled “Appointment of a Firm of Independent Registered Public Accountants to Serve as Independent Auditor for 2013,” including the information provided in that section with regard to “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated herein by reference to the 2012 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2012:

Page Number in Form 10-K
SCHEDULE I—Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

SCHEDULE II—Valuation and Qualifying Accounts	S-II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number

2.1	Agreement and Plan of Merger, among United Technologies Corporation, Charlotte Lucas Corporation, and Goodrich Corporation, dated as of September 21, 2011, incorporated by reference to Exhibit 2.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 23, 2011.

3(i)	Restated Certificate of Incorporation, restated as of May 5, 2006, incorporated by reference to Exhibit 3(i) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2006.

3(ii)	Bylaws as amended and restated effective December 10, 2008, incorporated by reference to Exhibit 3(ii) to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on December 12, 2008.

4.1	Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee, incorporated by reference to Exhibit 4(a) to UTC’s Registration Statement on Form S-3 (Commission file number 333-60276) filed with the SEC on May 4, 2001. UTC hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of UTC and its consolidated subsidiaries and any unconsolidated subsidiaries.

10.1	United Technologies Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to UTC’s Proxy Statement for the 1975 Annual Meeting of Shareowners, Amendment No. 1 thereto, effective January 1, 1995, incorporated by reference to Exhibit 10.2 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1995, and Amendment No. 2 thereto, effective January 1, 2009, incorporated by reference to Exhibit 10.1 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.2	United Technologies Corporation Executive Estate Preservation Program, incorporated by reference to Exhibit 10(iv) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1992.

10.3	United Technologies Corporation Pension Preservation Plan, as amended and restated, effective December 31, 2009, incorporated by reference to Exhibit 10.3 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2009.

10.4	United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1992, as amended by Amendment thereto, effective December 10, 2003, incorporated by reference to Exhibit 10.4 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2003, and Amendment thereto, effective June 11, 2008, incorporated by reference to Exhibit 10.4 of UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2008, and Amendment thereto, dated February 4, 2011, incorporated by reference to Exhibit 10.4 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2010.

10.5	United Technologies Corporation Deferred Compensation Plan, as amended and restated, effective January 1, 2005, incorporated by reference to Exhibit 10.5 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.6	United Technologies Corporation Long Term Incentive Plan, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1989, as amended by Amendment No. 1, incorporated by reference to Exhibit 10.11 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1995, and Amendment No. 2, incorporated by reference to Exhibit 10.6 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2003.

10.7	Schedule of Terms for Nonqualified Stock Option and Dividend Equivalent Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.15 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2004.

10.8	Schedule of Terms and Form of Award for Restricted Stock Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.1 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.9	Schedule of Terms and Form of Award for Nonqualified Stock Option Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.2 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.10	Schedule of Terms and Forms of Award for Continuous Improvement Incentive Program Non-qualified Stock Option and Dividend Equivalent Awards relating to the United Technologies Corporation Long Term Incentive Plan, as amended (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.6 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.11	United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective June 10, 2009, incorporated by reference to Exhibit 10.7 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2009.

10.12	Schedule of Terms for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11), effective December 22, 2010, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2010.

10.13	Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on March 24, 2006.

10.14	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, incorporated by reference to Exhibit 10.14 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2010, as amended by an Amendment thereto, effective February 1, 2013.*

10.15	Retainer Payment Election Form for United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.14), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 18, 2006.

10.16	Form of Deferred Restricted Stock Unit Award relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.14), incorporated by reference to Exhibit 10.16 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2009.

10.17	United Technologies Corporation Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1995, as amended by Amendment No. 1, incorporated by reference to Exhibit 10(iii)(A)(2) to UTC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, Amendment No. 2, incorporated by reference to Exhibit 10(iii)(A)(1) to UTC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, Amendment No. 3, incorporated by reference to Exhibit 10.17 to UTC’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001, Amendment No. 4, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ending December 31, 2002 and Amendment No. 5, incorporated by reference to Exhibit 10.12 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2003.

10.18	Form of Nonqualified Stock Option Award relating to the United Technologies Corporation Nonemployee Director Stock Option Plan, as amended (referred to above in Exhibit 10.17), incorporated by reference to Exhibit 10.4 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2004.

10.19	United Technologies Corporation 2005 Long-Term Incentive Plan, as amended and restated effective April 13, 2011, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 19, 2011.

10.20	Schedule of Terms for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.21	Form of Award Agreement for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.22	Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.3 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.23	Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.4 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.24	Schedule of Terms for performance share unit awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.28 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.25	Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.29 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.26	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K filed with the SEC on October 16, 2006.

10.27	Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on December 20, 2005.

10.28	United Technologies Corporation LTIP Performance Share Unit Deferral Plan, relating to the 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.19), incorporated by reference to Exhibit 10.36 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.29	United Technologies Corporation International Deferred Compensation Replacement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.35 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.30	United Technologies Corporation Company Automatic Excess Plan, effective January 1, 2010, incorporated by reference to Exhibit 10.30 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2009.

10.31	United Technologies Corporation Savings Restoration Plan, effective January 1, 2010, incorporated by reference to Exhibit 10.31 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2009.

10.32	Bridge Credit Agreement, among United Technologies Corporation, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, HSBC Securities (USA) Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of November 8, 2011, incorporated by reference to Exhibit 10.33 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2011.

10.33	Term Loan Credit Agreement, among United Technologies Corporation, JPMorgan Chase Bank, M.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A., Citibank, N.A. and HSBC Bank USA, National Association, dated April 24, 2012, incorporated by reference to Exhibit 10.34 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended March 30, 2012.

11	Statement Re: Computations of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Excerpts from UTC’s 2012 Annual Report to Shareowners for the year ended December 31, 2012.*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/Governance/Ethics/Code+of+Ethics.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24	Powers of Attorney of John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Edward A. Kangas, Ellen J. Kullman, Marshall O. Larsen, Richard D. McCormick, Harold W. McGraw III, Richard B. Myers, H. Patrick Swygert, André Villeneuve and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20121231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20121231.xsd)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20121231_cal.xml)

101.DEF	XBRL Taxonomy Definition Linkbase Document.* File name: : utx-20121231_def.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20121231_lab.xml)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20121231_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.31 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the three years ended December 31, 2012, (ii) Consolidated Statement of Comprehensive Income for the three years ended December 31, 2012, (iii) Consolidated Balance Sheet as of December 31, 2012 and 2011, (iv) Consolidated Statement of Cash Flows for the three years ended December 31, 2012, (v) Consolidated Statement of Changes in Equity for the three years ended December 31, 2012, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

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

Date: February 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOUIS R. CHÊNEVERT (Louis R. Chênevert)	Director, Chairman & Chief Executive Officer (Principal Executive Officer)	February 7, 2013

/s/ GREGORY J. HAYES (Gregory J. Hayes)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2013

/s/ PETER F. LONGO (Peter F. Longo)	Vice President, Controller (Principal Accounting Officer)	February 7, 2013

/s/ JOHN V. FARACI * (John V. Faraci)	Director

/s/ JEAN-PIERRE GARNIER* (Jean-Pierre Garnier)	Director

/s/ JAMIE S. GORELICK * (Jamie S. Gorelick)	Director

/s/ EDWARD A. KANGAS * (Edward A. Kangas)	Director

/s/ ELLEN J. KULLMAN * (Ellen J. Kullman)	Director

/s/ MARSHALL O. LARSEN * (Marshall O. Larsen)	Director

/s/ RICHARD D. MCCORMICK * (Richard D. McCormick)	Director

/s/ HAROLD W. MCGRAW III * (Harold W. McGraw III)	Director

Signature	Title	Date

/s/ RICHARD B. MYERS * (Richard B. Myers)	Director

/s/ H. PATRICK SWYGERT * (H. Patrick Swygert)	Director

/s/ ANDRÉ VILLENEUVE * (André Villeneuve)	Director

/s/ CHRISTINE TODD WHITMAN * (Christine Todd Whitman)	Director

*By:	/s/ CHARLES D. GILL
Charles D. Gill Senior Vice President and General Counsel, as Attorney-in-Fact

Date: February 7, 2013

SCHEDULE I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of United Technologies Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 7, 2013 appearing in the 2012 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 7, 2013

S-I

SCHEDULE II

UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Three Years Ended December 31, 2012

(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 2009	$451
Provision charged to income	58
Doubtful accounts written off (net)	(47)
Other adjustments	(14)

Balance December 31, 2010	448
Provision charged to income	88
Doubtful accounts written off (net)	(38)
Other adjustments	(42)

Balance December 31, 2011	456
Provision charged to income	72
Doubtful accounts written off (net)	(23)
Other adjustments	12

Balance December 31, 2012	$517

Future Income Tax Benefits—Valuation allowance:
Balance December 31, 2009	$903
Additions charged to income tax expense	93
Reductions charged to goodwill, due to acquisitions	(3)
Reductions credited to income tax expense	(44)
Other adjustments	(38)

Balance December 31, 2010	911
Additions charged to income tax expense	130
Reductions credited to income tax expense	(27)
Other adjustments	(37)

Balance December 31, 2011	977
Additions charged to income tax expense	124
Additions charged to goodwill, due to acquisitions	71
Reductions credited to income tax expense	(245)
Other adjustments	(23)

Balance December 31, 2012	$904

S-II