Form 10-Q
period 2013-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2013-04-26
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 1-812

____________________________________
UNITED TECHNOLOGIES CORPORATION
____________________________________

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
At March 31, 2013 there were 919,300,710 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2013

United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms “we,” “us,” “our,” "the Company," or “UTC,” unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries. References to internet web sites in this Form 10-Q are provided for convenience only. Information available through these web sites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2013	2012
Net Sales:
Product sales	$10,255	$8,419
Service sales	4,144	3,997
	14,399	12,416
Costs and Expenses:
Cost of products sold	7,848	6,323
Cost of services sold	2,617	2,607
Research and development	610	544
Selling, general and administrative	1,627	1,529
	12,702	11,003
Other income, net	309	300
Operating profit	2,006	1,713
Interest expense, net	236	129
Income from continuing operations before income taxes	1,770	1,584
Income tax expense	418	320
Net income from continuing operations	1,352	1,264
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	82	75
Income from continuing operations attributable to common shareowners	1,270	1,189
Discontinued operations (Note 2):
Income from operations	20	30
Loss on disposal	(15)	(961)
Income tax (expense) benefit	(9)	74
Loss from discontinued operations	(4)	(857)
Less: Noncontrolling interest in subsidiaries' earnings from discontinued operations	—	2
Loss from discontinued operations attributable to common shareowners	(4)	(859)
Net income attributable to common shareowners	$1,266	$330
Comprehensive income	$908	$904
Less: Comprehensive income attributable to noncontrolling interests	61	85
Comprehensive income attributable to common shareowners	$847	$819
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.41	$1.33
Net income attributable to common shareowners	$1.40	$0.37
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.39	$1.31
Net income attributable to common shareowners	$1.39	$0.36
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$4,767	$4,819
Accounts receivable, net	10,791	11,099
Inventories and contracts in progress, net	10,161	9,537
Future income tax benefits, current	1,654	1,611
Assets held for sale	938	1,071
Other assets, current	850	1,473
Total Current Assets	29,161	29,610
Customer financing assets	1,105	1,150
Future income tax benefits	1,552	1,599
Fixed assets	17,947	18,065
Less: Accumulated depreciation	(9,519)	(9,547)
Fixed assets, net	8,428	8,518
Goodwill	27,516	27,801
Intangible assets, net	15,125	15,189
Other assets	5,626	5,542
Total Assets	$88,513	$89,409
Liabilities and Equity
Short-term borrowings	$171	$503
Accounts payable	6,192	6,431
Accrued liabilities	14,854	15,310
Liabilities held for sale	261	421
Long-term debt currently due	1,081	1,121
Total Current Liabilities	22,559	23,786
Long-term debt	21,572	21,597
Future pension and postretirement benefit obligations	7,358	7,520
Other long-term liabilities	9,206	9,199
Total Liabilities	60,695	62,102
Commitments and contingent liabilities (Note 13)
Redeemable noncontrolling interest	255	238
Shareowners’ Equity:
Common Stock	14,221	13,976
Treasury Stock	(19,575)	(19,251)
Retained earnings	37,551	36,776
Unearned ESOP shares	(136)	(139)
Accumulated other comprehensive loss	(5,867)	(5,448)
Total Shareowners’ Equity	26,194	25,914
Noncontrolling interest	1,369	1,155
Total Equity	27,563	27,069
Total Liabilities and Equity	$88,513	$89,409
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Operating Activities of Continuing Operations:
Income from continuing operations	$1,352	$1,264
Adjustments to reconcile income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	444	318
Deferred income tax (benefit) provision	(40)	159
Stock compensation cost	70	47
Change in:
Accounts receivable	209	476
Inventories and contracts in progress	(746)	(721)
Other current assets	(56)	(13)
Accounts payable and accrued liabilities	395	69
Global pension contributions	(29)	(13)
Other operating activities, net	(190)	(263)
Net cash flows provided by operating activities of continuing operations	1,409	1,323
Investing Activities of Continuing Operations:
Capital expenditures	(295)	(187)
Investments in businesses	(24)	(72)
Dispositions of businesses	746	52
Decrease in customer financing assets, net	31	16
Increase in collaboration intangible assets	(157)	—
Other investing activities, net	38	81
Net cash flows provided by (used in) investing activities of continuing operations	339	(110)
Financing Activities of Continuing Operations:
Repayment of long-term debt, net	(46)	(63)
Decrease in short-term borrowings, net	(329)	(404)
Proceeds from Common Stock issued under employee stock plans	153	120
Dividends paid on Common Stock	(465)	(412)
Repurchase of Common Stock	(335)	—
Other financing activities, net	3	(78)
Net cash flows used in financing activities of continuing operations	(1,019)	(837)
Discontinued Operations:
Net cash used in operating activities	(715)	(21)
Net cash used in investing activities	(51)	(1)
Net cash used in financing activities	—	(2)
Net cash flows used in discontinued operations	(766)	(24)
Effect of foreign exchange rate changes on cash and cash equivalents	(18)	50
Net (decrease) increase in cash and cash equivalents	(55)	402
Cash and cash equivalents, beginning of year	4,836	5,960
Cash and cash equivalents, end of period	4,781	6,362
Less: Cash and cash equivalents of businesses held for sale	14	77
Cash and cash equivalents of continuing operations, end of period	$4,767	$6,285

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at March 31, 2013 and for the quarters ended March 31, 2013 and 2012 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2012 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2012 (2012 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the quarter ended March 31, 2013, our cash investment in business acquisitions was $24 million, and consisted of a number of small acquisitions in our commercial businesses.
On February 7, 2013, we completed the acquisition of Grupo Ascensores Enor, S.A. (Enor), a privately held company headquartered in Spain with operations in Spain and Portugal, which designs, manufactures, installs and services elevators. Enor's 2012 sales were approximately $50 million. Under the terms of the transaction, Zardoya Otis, S.A. (ZOSA), a non-wholly owned subsidiary of the Company, exchanged publicly traded shares of ZOSA with a fair value of approximately $240 million as of the transaction completion date for all of the shares of Enor.
On July 26, 2012, UTC acquired Goodrich Corporation (Goodrich), a global supplier of systems and services to the aerospace and defense industry with 2011 sales of $8.1 billion. Goodrich products include aircraft nacelles and interior, actuation, landing and electronic systems. Under the terms of the agreement, Goodrich shareholders received $127.50 in cash for each share of Goodrich common stock they owned on July 26, 2012. This equated to a total enterprise value of $18.3 billion, including $1.9 billion in net debt assumed. The acquired Goodrich businesses were combined with the legacy Hamilton Sundstrand businesses to form the new UTC Aerospace Systems segment. The Goodrich acquisition and the formation of UTC Aerospace Systems provides increased scale, financial strength and complementary product offerings, allowing us to significantly strengthen our position in the aerospace and defense industry, create aftermarket efficiencies for our customers, accelerate our ability to drive innovation within the aerospace industry, and enhance our ability to support our customers with more integrated systems. This acquisition, coupled with our acquisition of an additional interest in IAE International Aero Engines AG (IAE), as discussed below, further advances UTC's strategy of focusing on our core businesses.
To finance the cash consideration for the Goodrich acquisition and pay related fees, expenses and other amounts due and payable, we utilized the previously disclosed net proceeds of approximately $9.6 billion from the $9.8 billion of long-term notes issued on June 1, 2012, the net proceeds of approximately $1.1 billion from the equity units issued on June 18, 2012, $3.2 billion from the issuance of commercial paper during July 2012, and $2.0 billion of proceeds borrowed under our April 24, 2012 term loan credit agreement. For the remainder of the cash consideration, we utilized approximately $0.5 billion of cash and cash equivalents generated from operating activities.
Preliminary Allocation of Consideration Transferred to Net Assets Acquired:
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Goodrich acquisition. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period from the date of acquisition as required by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations”. The size and breadth of the Goodrich acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including the significant contractual and operational factors underlying the customer relationship intangible asset; the final negotiated sales values for Goodrich businesses that were required to be sold as part of the regulatory approval process of the Goodrich acquisition (see further discussion below); the assumptions underpinning certain reserves such as those for environmental obligations, and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below (as of March 31, 2013 there have been no material adjustments):

(Dollars in millions)
Cash and cash equivalents	$538
Accounts receivable, net	1,182
Inventories and contracts in progress, net	1,729
Future income tax benefits, current	280
Other assets, current	574
Fixed assets	2,342
Intangible assets:
Customer relationships and related program assets	8,550
Trademarks	1,550
Other assets	1,831
Short-term borrowings	(83)
Accounts payable	(443)
Accrued liabilities	(2,242)
Long-term debt	(2,961)
Future pension and postretirement benefit obligations	(1,745)
Other long-term liabilities:
Customer contractual obligations	(2,050)
Other long-term liabilities	(3,758)
Noncontrolling interests	(41)
Total identifiable net assets	5,253
Goodwill	11,167
Total consideration transferred	$16,420
In order to allocate the consideration transferred for Goodrich, the fair values of all identifiable assets and liabilities needed to be established. For accounting and financial reporting purposes, fair value is defined under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.
In determining the fair value of identifiable assets acquired and liabilities assumed, a review was conducted for any significant contingent assets or liabilities existing as of the acquisition date. As of March 31, 2013, no significant contingencies related to existing legal or government action have been identified. Based upon our existing practices and phase II environmental assessments done on a number of Goodrich sites, we determined that environmental liability obligations of $232 million were assumed in connection with the acquisition.
The fair values of the customer relationship and related program intangible assets, which include the related aerospace program original equipment manufacturing (OEM) and aftermarket cash flows, were determined by using an “income approach” which is the most common valuation approach utilized. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, remaining developmental effort, operational performance including company specific synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are probability-adjusted to reflect the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship and related program intangible assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of the underlying programs of 10 to 25 years.

We also identified customer contractual obligations on certain OEM development programs where the expected costs exceed the expected revenue under contract. We measured these liabilities under the measurement provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Based on the estimated net cash outflows of the OEM developmental programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded assumed liabilities of approximately $2 billion. These liabilities will be liquidated in accordance with the underlying economic pattern of obligations, as reflected by the net cash outflows incurred on the OEM contracts. Total consumption of the contractual obligation through the next five years is expected to be as follows: $204 million remaining in 2013, $292 million in 2014, $221 million in 2015, $236 million in 2016, and $220 million in 2017.
Goodrich had not recorded an income tax liability on the unremitted earnings of its non-U.S. subsidiaries, which were approximately $853 million as of December 31, 2011. In connection with the Goodrich acquisition, UTC has made a determination to repatriate certain of these unremitted earnings, making such amounts subject to both U.S. and non-U.S. income taxes. Accordingly, an income tax liability of $219 million was recorded in purchase accounting for the unremitted earnings no longer considered permanently reinvested.
In 2010, Pratt & Whitney entered into a preferred supplier contract with Goodrich for the development and subsequent production of nacelles for the PW1500G (Bombardier C Series) and PW1200G (Mitsubishi Regional Jet). That preferred supplier contract replaced previous contracts and preliminary Memorandum of Understandings entered into in 2006 and 2008. Under the 2010 agreement, Pratt & Whitney agreed to fund Goodrich's non-recurring development effort and established a recurring price for the production nacelles. Prior to the date of the Goodrich acquisition, Pratt & Whitney and Goodrich had asserted claims against each other in a contractual dispute and would have ultimately arbitrated the matter were it not for the acquisition. In accordance with FASB ASC Topic 805, “Business Combinations”, pre-existing relationships must be effectively settled at acquisition as the relationships become intercompany relationships upon acquisition and are eliminated in the post-combination financial statements. Any resulting settlement gains or losses should be measured at fair value and recorded on the acquisition date. Accordingly, a $46 million gain was recorded in other income by Pratt & Whitney in the quarter ended September 30, 2012 based upon a third party determination of the probability-weighted outcome had the matter gone to arbitration.
Under Goodrich's pre-existing management continuity arrangements (MCAs), we assumed change-in-control obligations related to certain executives at Goodrich. We evaluated the change-in-control provisions governed by the MCAs and for certain of the executives, we determined that we had assumed liabilities of approximately $74 million as the benefit payments were effectively single trigger arrangements in substance. We measured the assumed liability based on fair value concepts of FASB ASC Topic 820, “Fair Value Measurements”, using weighted average techniques of possible outcomes of the employees electing to receive such benefits. We expensed approximately $12 million in the quarter ended September 30, 2012 for MCAs where we amended the term of the MCAs beyond the original expiration date for certain executives.
Supplemental Pro-Forma Data:
Goodrich's results of operations have been included in UTC's financial statements for the periods subsequent to the completion of the acquisition on July 26, 2012. The following unaudited supplemental pro-forma data for the quarter ended March 31, 2012 presents consolidated information as if the acquisition had been completed on January 1, 2011. There were no significant pro-forma adjustments required for the quarter ended March 31, 2013. The pro-forma results were calculated by combining the results of UTC with the stand-alone results of Goodrich for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

(Dollars in millions, except per share amounts)	Quarter Ended March 31, 2012
Net sales	$14,417
Net income attributable to common shareowners from continuing operations	1,288
Basic earnings per share of common stock from continuing operations	1.45
Diluted earnings per share of common stock from continuing operations	1.42

The unaudited supplemental pro-forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2011, as adjusted for the applicable tax impact:

(Dollars in millions)	Quarter Ended March 31, 2012
Amortization of acquired Goodrich intangible assets, net[1]	$46
Utilization of contractual customer obligation[2]	(46)
UTC/Goodrich fees for advisory, legal, accounting services[3]	(28)
Interest expense incurred on acquisition financing, net[4]	42
1 Added the additional amortization of the acquired Goodrich intangible assets recognized at fair value in purchase accounting and eliminated the historical Goodrich intangible asset amortization expense.
2 Added the additional utilization of the Goodrich contractual customer obligation recognized in purchase accounting.
3 Removed the UTC/Goodrich fees that were incurred in connection with the acquisition of Goodrich from the first quarter of 2012, and considered those fees as incurred during the first quarter of 2011.
4 Added the additional interest expense for the indebtedness we incurred to finance the acquisition of Goodrich and reduced interest expense for the debt fair value adjustment which would have been amortized.
The unaudited supplemental pro-forma financial information does not reflect the potential realization of cost savings relating to the integration of the two companies. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on January 1, 2011, nor are they indicative of future results.
In connection with regulatory approval of UTC's acquisition of Goodrich, regulatory authorities required UTC to dispose of the Goodrich electric power systems and the Goodrich pumps and engine controls businesses. Pursuant to regulatory obligations, these businesses had been held separately from UTC's and Goodrich's ongoing businesses since the acquisition of Goodrich by UTC. On March 18, 2013, we completed the sale of the Goodrich pumps and engine controls business to Triumph Group, Inc., and on March 26, 2013, we completed the sale of the Goodrich electric power systems business to Safran. Combined proceeds from the sales of the two businesses were approximately $600 million.
In 2012, the UTC Board of Directors approved plans for the divestiture of a number of non-core businesses. Cash generated from these divestitures is being used to repay debt incurred to finance the acquisition of Goodrich. See Note 2 for further discussion.
On June 29, 2012, Pratt & Whitney, Rolls Royce plc (Rolls-Royce), MTU Aero Engines AG (MTU), and Japanese Aero Engines Corporation (JAEC), participants in the IAE collaboration, completed a restructuring of their interests in IAE. Under the terms of the agreement, Rolls-Royce sold its ownership and collaboration interests in IAE to Pratt & Whitney, while also entering into an agreement to license its V2500 intellectual property to Pratt & Whitney. In exchange for the increased ownership and collaboration interests and intellectual property license, Pratt & Whitney paid Rolls-Royce $1.5 billion at closing with additional payments due to Rolls-Royce during the fifteen year period following closing of the purchase, conditional upon each hour flown by V2500-powered aircraft in service at the closing. The collaboration interest and intellectual property licenses are reflected as intangible assets and will be amortized in relation to the economic benefits received over the remaining estimated 30 year life of the V2500 program. As a result of these transactions, Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, we have determined that IAE is a variable interest entity, and Pratt & Whitney its primary beneficiary under the criteria established in the FASB ASC Topic “Consolidations” and has, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for IAE in our Consolidated Balance Sheet as of March 31, 2013 are as follows:

(Dollars in millions)
Current assets	$1,371
Noncurrent assets	947
Total assets	$2,318

Current liabilities	$1,526
Noncurrent liabilities	981
Total liabilities	$2,507
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2013 were as follows:

(Dollars in millions)	Balance as of January 1, 2013	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of March 31, 2013
Otis	$1,583	$116	$(35)	$1,664
UTC Climate, Controls & Security	9,868	1	(247)	9,622
Pratt & Whitney	1,238	(4)	6	1,240
UTC Aerospace Systems	14,754	9	(129)	14,634
Sikorsky	353	—	(2)	351
Total Segments	27,796	122	(407)	27,511
Eliminations and other	5	—	—	5
Total	$27,801	$122	$(407)	$27,516
Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2013		December 31, 2012
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,172	$(1,203)	$2,127	$(1,202)
Patents and trademarks	387	(167)	412	(167)
IAE collaboration	1,685	—	1,526	—
Customer relationships and other	11,769	(1,800)	11,901	(1,718)
	16,013	(3,170)	15,966	(3,087)
Unamortized:
Trademarks and other	2,282	—	2,310	—
Total	$18,295	$(3,170)	$18,276	$(3,087)
The customer relationship intangible assets are being amortized on a straight-line basis as it approximates the underlying economic pattern of benefit. The IAE collaboration intangible is being amortized based upon the economic pattern of benefits as represented by the underlying cash flows. As these cash flows have been negative to date, no amortization has yet been recorded. Amortization of intangible assets for the three months ended March 31, 2013 was $175 million, compared with $99 million for the same period of 2012. The following is the expected amortization of intangible assets for the years 2013 through 2018:

(Dollars in millions)	Remaining 2013	2014	2015	2016	2017	2018
Amortization expense	$513	$662	$625	$604	$599	$628

Note 2: Discontinued Operations
In 2012, the UTC Board of Directors approved plans for the divestiture of a number of non-core businesses. Cash generated from these divestitures is being used to repay debt incurred to finance the Goodrich acquisition. These divestitures, when completed, are expected to generate approximately $3 billion in net cash, on an after-tax basis.
The legacy Hamilton Sundstrand Industrial businesses, as well as Clipper Windpower (Clipper), Pratt & Whitney Rocketdyne (Rocketdyne) and UTC Power all met the "held-for-sale" criteria in 2012. The results of operations, including the net realized gain and expected losses on disposition, and the related cash flows which result from these non-core businesses, have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Comprehensive Income and Cash Flows. The dispositions of Clipper and the legacy Hamilton Sundstrand Industrial businesses were completed in 2012.
On July 23, 2012, we announced an agreement to sell our Rocketdyne unit to GenCorp Inc. We expect to complete the sale of the business mid-year 2013, pending the satisfaction of closing conditions, including regulatory approval. We are taking significant actions required to satisfy these conditions.
On February 12, 2013, we completed the disposition of UTC Power to ClearEdge Power. The disposition resulted in payments by UTC totaling $48 million, which included capitalization of the business prior to the sale and interim funding of operations as the buyer took control of a loss generating business. We have no continuing involvement with the UTC Power business post disposition.
Although the Board of Directors also approved the sale of the Pratt & Whitney Power Systems business, it was not reclassified to Discontinued Operations due to our expected level of continuing involvement in the business post-sale. The sale of Pratt & Whitney Power Systems is expected to be completed during the second quarter of 2013.
The following summarized financial information related to Rocketdyne, and UTC Power (up to the point of sale) has been segregated from continuing operations and reported as discontinued operations:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Discontinued Operations:
Net sales	$161	$524
Income from operations	$20	$30
Income tax expense	(7)	(10)
Income from operations, net of income taxes	13	20
Loss on disposal	(15)	(961)
Income tax benefit (expense)	(2)	84
Loss from discontinued operations	$(4)	$(857)

The remaining assets and liabilities held for sale on the Condensed Consolidated Balance Sheet as of March 31, 2013 are those of Rocketdyne and Pratt & Whitney Power Systems, and also include those of UTC Power as of December 31, 2012, as follows:

(Dollars in millions)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$14	$17
Accounts receivable, net	234	284
Inventories and contracts in progress, net	122	155
Future income tax benefits, current	4	5
Other assets, current	18	7
Future income tax benefits	2	2
Fixed assets, net	199	224
Goodwill	266	276
Intangible assets, net	12	14
Other assets	67	87
Assets held for sale	$938	$1,071

Liabilities
Short-term borrowings	$—	$1
Accounts payable	72	111
Accrued liabilities	148	258
Future pension and postretirement benefit obligations	3	3
Other long-term liabilities	38	48
Liabilities held for sale	$261	$421
Note 3: Earnings Per Share

	Quarter Ended March 31,
(Dollars in millions, except per share amounts; shares in millions)	2013	2012
Net income attributable to common shareowners:
Net income from continuing operations	$1,270	$1,189
Net loss from discontinued operations	(4)	(859)
Net income attributable to common shareowners	$1,266	$330
Basic weighted average number of shares outstanding	901.3	890.9
Stock awards	12.5	13.0
Diluted weighted average number of shares outstanding	913.8	903.9
Earnings (Loss) Per Share of Common Stock - Basic:
Net income from continuing operations	$1.41	$1.33
Net loss from discontinued operations	—	(0.96)
Net income attributable to common shareowners	1.40	0.37
Earnings (Loss) Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.39	$1.31
Net loss from discontinued operations	—	(0.95)
Net income attributable to common shareowners	1.39	0.36

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the quarters ended March 31, 2013 and 2012, there were no anti-dilutive stock awards excluded from the computation. There was no impact on diluted earnings per share due to our equity unit offering in 2012.
Note 4: Inventories and Contracts in Progress

(Dollars in millions)	March 31, 2013	December 31, 2012
Raw materials	$1,868	$1,861
Work-in-process	4,500	4,151
Finished goods	3,438	3,205
Contracts in progress	7,468	7,354
	17,274	16,571
Less:
Progress payments, secured by lien, on U.S. Government contracts	(279)	(274)
Billings on contracts in progress	(6,834)	(6,760)
	$10,161	$9,537

As of March 31, 2013 and December 31, 2012, inventory includes capitalized contract development costs of $809 million and $823 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventory principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian Government. The CH-148 is a derivative of the H-92, a military variant of the S-92.
Note 5: Borrowings and Lines of Credit

(Dollars in millions)	March 31, 2013	December 31, 2012
Commercial paper	$—	$320
Other borrowings	171	183
Total short-term borrowings	$171	$503
At March 31, 2013, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of March 31, 2013, there were no borrowings under either of these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2013, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.
On December 6, 2012, we announced that we had commenced cash tender offers for six series of outstanding notes issued by Goodrich. These offers expired on January 7, 2013. Approximately $637 million in aggregate principal amount of notes subject to the tender offer and $126 million of the fair value adjustment were repaid, with $635 million in aggregate principal amount being eligible for the early tender premium and approximately $2 million in aggregate principal amount being paid on January 8, 2013. An extinguishment loss of approximately $26 million was recognized within Interest expense, net during 2012.
Long-term debt consisted of the following:

(Dollars in millions)	March 31, 2013	December 31, 2012
LIBOR§ plus 0.270% floating rate notes due 2013	$1,000	$1,000
LIBOR§ plus 0.500% floating rate notes due 2015	500	500
1.200% notes due 2015*	1,000	1,000
4.875% notes due 2015*	1,200	1,200
6.290% notes due 2016‡	291	291
5.375% notes due 2017*	1,000	1,000
1.800% notes due 2017*	1,500	1,500
6.800% notes due 2018‡	99	99
6.125% notes due 2019‡	300	300
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	1,250
4.875% notes due 2020‡	171	171
3.600% notes due 2021‡	294	295
8.750% notes due 2021	250	250
3.100% notes due 2022*	2,300	2,300
1.550% junior subordinated notes due 2022†	1,100	1,100
7.100% notes due 2027‡	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.800% notes due 2036‡	134	134
7.000% notes due 2038‡	159	159
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
4.500% notes due 2042*	3,500	3,500
Project financing obligations	59	100
Other (including capitalized leases and discounts)‡	392	403
Total principal long-term debt	22,312	22,365
Other (fair market value adjustment)‡	341	353
Total long-term debt	22,653	22,718
Less: current portion	1,081	1,121
Long-term debt, net of current portion	$21,572	$21,597

*
We may redeem the above notes, in whole or in part, at our option at any time at a redemption price in U.S. Dollars equal to the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semiannual basis at the adjusted treasury rate plus 10-50 basis points. The redemption price will also include interest accrued to the date of redemption on the principal balance of the notes being redeemed.

†
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

‡	Includes notes and remaining fair market value adjustments that were assumed as a part of the Goodrich acquisition on July 26, 2012.

§	The three-month LIBOR rate as of March 31, 2013 was approximately 0.3%.

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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where we believe it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized; interest accrued in relation to unrecognized tax benefits is recorded in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense.
It is reasonably possible that a net reduction within a range of $40 million to $340 million of unrecognized tax benefits may occur within the next twelve months as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals or in the courts, or the closure of tax statutes. A portion of this net reduction may impact the Company’s income tax expense. Not included in the range is €176 million (approximately $228 million) of tax benefits related to certain deductions claimed in France for tax years 2008 through 2010 that the French Revenue Authority has proposed to disallow. During the quarter, the French Revenue Authority commenced examination activity for tax year 2011. Also, not included in the range is €203 million (approximately $263 million) of tax benefits that we have claimed related to a 1998 German reorganization. A portion of these tax benefits was denied by the German Tax Office on July 5, 2012, as a result of the audit of tax years 1999 to 2000. On August 3, 2012, the Company filed suit in the German Tax Court and expects to litigate this case. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. In May 2010, the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.
UTC tax returns for the years 2006 through 2008 are currently before the Appeals Division of the IRS (IRS Appeals) for resolution discussions regarding certain proposed adjustments with which UTC does not agree. These discussions are expected to continue through 2013. Tax returns for the years 2009 and 2010 are under review by the Examination Division of the IRS (IRS Examination), which is expected to continue into 2014. Additionally, the Company expects a final settlement in 2013 of interest relating to the closure of IRS audits of UTC tax returns for the years through 2005. All audit activity for the years through 2005 was concluded in 2012, and the IRS is expected to resolve related interest matters before the end of 2013.
The Company is currently engaged in litigation regarding the proper timing of certain deductions taken by Goodrich in its tax years 2000 and 2001, prior to its acquisition by UTC. The Company is also engaged in litigation with respect to a separate issue involving the proper timing of deductions taken by Goodrich in its tax years 2005 and 2006, prior to its acquisition by UTC. Both of these matters are expected to continue through 2013. Goodrich tax years 2007 and 2008, prior to its acquisition by UTC, are currently before IRS Appeals for resolution discussions regarding certain disputed proposed adjustments and are expected to continue through 2013. Goodrich tax years 2009 and 2010, prior to its acquisition by UTC, are currently under review by IRS Examination, which is expected to conclude in 2013.

Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. As part of our acquisition of Goodrich on July 26, 2012, we assumed approximately $1.5 billion of pension and postretirement benefit plan obligations. Contributions to our plans were as follows:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Defined Benefit Plans	$29	$13
Defined Contribution Plans	$103	$62
There were no contributions to our domestic defined benefit pension plans in the first quarters of 2013 and 2012.
The following tables illustrate the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(Dollars in millions)	2013	2012	2013	2012
Service cost	$144	$115	$1	$1
Interest cost	343	313	10	8
Expected return on plan assets	(527)	(456)	—	—
Amortization	(9)	(3)	(3)	—
Recognized actuarial net loss (gain)	240	181	(1)	(2)
Net settlement and curtailment (gain) loss	(3)	28	—	—
Total net periodic benefit cost	$188	$178	$7	$7
Net settlements and curtailment gains for pension benefits include curtailment gains of approximately $5 million related to, and recorded in, discontinued operations for the three months ended March 31, 2013. Net settlements and curtailment losses for pension benefits include curtailment losses of approximately $21 million related to, and recorded in, discontinued operations for the three months ended March 31, 2012.
Note 8: Restructuring Costs
During the three months ended March 31, 2013, we recorded net pre-tax restructuring costs totaling $50 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$10
UTC Climate, Controls & Security	22
Pratt & Whitney	7
UTC Aerospace Systems	8
Sikorsky	5
Restructuring costs recorded within continuing operations	52
Restructuring costs recorded within discontinued operations	(2)
Total	$50
The net costs included $27 million recorded in cost of sales, $25 million in selling, general and administrative expenses, and ($2) million in discontinued operations. As described below, these costs primarily relate to actions initiated during 2013 and 2012.
2013 Actions. During the three months ended March 31, 2013, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $20 million, including $6 million in cost of sales and $14 million in selling, general and administrative expenses.

We expect the actions initiated in the three months ended March 31, 2013 to result in net workforce reductions of approximately 300 hourly and salaried employees, the exiting of approximately 200,000 net square feet of facilities and the disposal of assets associated with exited facilities. As of March 31, 2013, we have completed net workforce reductions of approximately 150 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2013 and 2014. No specific plans for significant other actions have been finalized at this time.
The following table summarizes the accrual balances and utilization by cost type for the 2013 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Net pre-tax restructuring costs	$19	$—	$1	$20
Utilization and foreign exchange	(6)	—	(1)	(7)
Balance at March 31, 2013	$13	$—	$—	$13
The following table summarizes expected, incurred and remaining costs for the 2013 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$32	$—	$6	$38
Costs incurred - quarter ended March 31, 2013	(19)	—	(1)	(20)
Balance at March 31, 2013	$13	$—	$5	$18
The following table summarizes expected, incurred and remaining costs for the 2013 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs incurred Quarter ended March 31, 2013	Remaining Costs at March 31, 2013
Otis	$11	$(6)	$5
UTC Climate, Controls & Security	18	(8)	10
Pratt & Whitney	9	(6)	3
Total	$38	$(20)	$18
2012 Actions. During the three months ended March 31, 2013, we recorded net pre-tax restructuring costs totaling $29 million for restructuring actions initiated in 2012, including $20 million in cost of sales and $9 million in selling, general and administrative expenses. The 2012 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.
As of March 31, 2013, we have completed net workforce reductions of approximately 5,500 employees of an expected 7,100 employees, and have exited approximately 1.4 million net square feet of facilities of an expected 2.7 million net square feet. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2013 and 2014.
The following table summarizes the accrual balances and utilization by cost type for the 2012 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at December 31, 2012	$289	$—	$50	$339
Net pre-tax restructuring costs	18	1	10	29
Utilization and foreign exchange	(106)	(1)	(9)	(116)
Balance at March 31, 2013	$201	$—	$51	$252
The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$492	$15	$172	$679
Costs incurred through December 31, 2012	(452)	(14)	(110)	(576)
Costs incurred - quarter ended March 31, 2013	(18)	(1)	(10)	(29)
Balance at March 31, 2013	$22	$—	$52	$74
The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs incurred through December 31, 2012	Costs incurred Quarter ended March 31, 2013	Remaining Costs at March 31, 2013
Otis	$156	$(146)	$(1)	$9
UTC Climate, Controls & Security	168	(123)	(14)	31
Pratt & Whitney	100	(94)	(1)	5
UTC Aerospace Systems	156	(121)	(8)	27
Sikorsky	54	(47)	(5)	2
Eliminations and other	19	(19)	—	—
Discontinued operations	26	(26)	—	—
Total	$679	$(576)	$(29)	$74
2011 Actions. As of March 31, 2013, we have approximately $26 million of accrual balances remaining related to 2011 actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $12.0 billion and $11.8 billion at March 31, 2013 and December 31, 2012, respectively.

We enter into transactions that are subject to arrangements designed to provide for netting of offsetting obligations in the event of the insolvency or default of a counterparty. However, we have not elected to offset multiple contracts with a single counterparty and, as a result, the fair value of the derivative instruments in a loss position is not offset against the fair value of derivative instruments in a gain position.
The following table summarizes the fair value of derivative instruments as of March 31, 2013 and December 31, 2012 which consist solely of foreign exchange contracts:

	March 31, 2013		December 31, 2012
(Dollars in millions)	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Balance Sheet Asset Locations:
Other assets, current	$15	$45	$48	$47
Other assets	7	4	30	3
	22	49	78	50
Total Asset Derivative Contracts		$71		$128
Balance Sheet Liability Locations:
Accrued liabilities	$38	$35	$10	$136
Other long-term liabilities	16	1	1	2
	54	36	11	138
Total Liability Derivative Contracts		$90		$149
The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
(Loss) gain recorded in Accumulated other comprehensive loss	$(97)	$92
(Loss) gain reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$(8)	$11
Assuming current market conditions continue, a $7 million pre-tax gain is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2013, all derivative contracts accounted for as cash flow hedges will mature by March 2015.
The effect on the Condensed Consolidated Statement of Comprehensive Income from foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Gain recognized in Other income, net	$32	$38
Valuation Hierarchy. The following table provides the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012:

(Dollars in millions)	Total Carrying Value at March 31, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Recurring fair value measurements:
Available-for-sale securities	$864	$864	$—	$—
Derivative assets	71	—	71	—
Derivative liabilities	(90)	—	(90)	—
Nonrecurring fair value measurements:
Business dispositions	96	—	96	—

In 2013, we recorded an approximately $38 million net gain from UTC Climate, Controls & Security's ongoing portfolio transformation, primarily due to a gain on the sale of a business in Hong Kong.

(Dollars in millions)	Total Carrying Value at December 31, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Recurring fair value measurements:
Available-for-sale securities	$781	$781	$—	$—
Derivative assets	128	—	128	—
Derivative liabilities	(149)	—	(149)	—
Nonrecurring fair value measurements:
Equity method investment	432	—	432	—
Business dispositions	84	—	84	—
During the quarter ended March 31, 2012, we recorded a non-cash net gain on nonrecurring fair value measurements of approximately $112 million within Other income, net from UTC Climate, Controls & Security's ongoing portfolio transformation efforts including integrating the legacy UTC Fire & Security businesses within the legacy Carrier businesses. This net gain includes approximately $215 million from the sale of a controlling interest in a manufacturing and distribution joint venture in Asia, partially offset by $103 million of other-than-temporary impairment charges related to planned business dispositions.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities are managed on the basis of net exposure to market and credit risks of each of the counterparties. The fair value for these derivative assets and liabilities is measured at the price that would be received on a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of March 31, 2013, there were no significant transfers in and out of Level 1 and Level 2.
As of March 31, 2013, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$499	$464	$499	$464
Customer financing notes receivable	368	364	375	371
Short-term borrowings	(171)	(171)	(503)	(503)
Long-term debt (excluding capitalized leases)	(22,603)	(24,039)	(22,665)	(25,606)
Long-term liabilities	(182)	(167)	(182)	(167)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of March 31, 2013:

(Dollars in millions)	Total Fair Value at March 31, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Long-term receivables	$464	$—	$464	$—
Customer financing notes receivable	364	—	364	—
Short-term borrowings	(171)	—	—	(171)
Long-term debt (excluding capitalized leases)	(24,039)	—	(23,980)	(59)
Long-term liabilities	(167)	—	(167)	—
Valuation Techniques. Our long-term receivables and customer financing notes receivable include our commercial and aerospace long-term trade, government and other receivables, leases, and notes receivable. Our long-term receivables and customer financing notes receivable are measured and presented in the table above at fair value using an income approach based on the present value of the contractual, promised or most likely cash flows discounted at observed or estimated market rate for comparable assets or liabilities that are traded in the market. Based on these inputs, long-term receivables and customer financing notes receivable are presented in the table above within Level 2 of the valuation hierarchy. Our short-term borrowings include commercial paper and other international credit facility agreements. Our long-term debt includes domestic and international notes. Commercial paper and domestic long-term notes are measured and presented in the table above at fair values based on comparable transactions and current market interest rates quoted in active markets for similar assets, and are classified within Level 2 of the valuation hierarchy. Foreign short-term borrowings and foreign long-term notes are measured and presented in the table above at fair value based on comparable transactions and rates calculated from the respective countries’ yield curves. Based on these inputs, foreign borrowings and foreign long-term notes are classified within Level 3 of the valuation hierarchy. The fair values of Accounts receivable and Accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.
We had commercial aerospace financing and other contractual commitments totaling approximately $10.6 billion at March 31, 2013, which now include approximately $5.7 billion of IAE commitments, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. We had commercial aerospace financing and other contractual commitments of approximately $10.9 billion at December 31, 2012, which included approximately $5.8 billion of IAE commitments. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitment itself is not readily determinable and is not considered significant.
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
Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as “Other assets” in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as “Customer financing assets” in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace long-term receivables as of March 31, 2013 and December 31, 2012:

(Dollars in millions)	March 31, 2013	December 31, 2012
Long-term trade accounts receivable	$623	$593
Notes and leases receivable	539	584
Total long-term receivables	$1,162	$1,177
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
Long-term receivables can be considered delinquent if payment has not been received in accordance with the underlying agreement. If determined delinquent, long-term trade accounts receivable and notes and leases receivable balances accruing interest may be placed on non-accrual status. We record potential losses related to long-term receivables when identified. The reserve for credit losses on these receivables relates to specifically identified receivables that are evaluated individually for impairment. For notes and leases receivable, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Uncollectible long-term receivables are written-off when collection of the indebtedness has been pursued for a reasonable period of time without collection; the customer is no longer in operation; or judgment has been levied, but the underlying assets are not adequate to satisfy the indebtedness. At both March 31, 2013 and December 31, 2012, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
The following table provides the balance of aerospace industry long-term receivables and summarizes the associated changes in the reserve for estimated credit losses and exposure for the three months ended March 31, 2013 and 2012, respectively:

(Dollars in millions)	2013	2012
Beginning balance of the reserve for credit losses and exposure as of January 1	$60	$70
Provision	—	—
Charge-offs	(13)	—
Recoveries	(3)	—
Other	—	(4)
Ending balance of the reserve for credit losses and exposure: individually evaluated for impairment as of March 31	$44	$66
Ending balance of long-term receivables: individually evaluated for impairment as of March 31	$1,162	$548
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
The following table summarizes the credit risk profile by creditworthiness category for aerospace long-term receivable balances at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(Dollars in millions)	Long-term trade accounts receivable	Notes and leases receivable	Long-term trade accounts receivable	Notes and leases receivable
A - (low risk, collateralized/uncollateralized)	$599	$26	$569	$26
B - (moderate risk, collateralized/uncollateralized)	21	418	21	458
C - (high risk, collateralized/uncollateralized)	3	95	3	100
D - (in default, uncollateralized)	—	—	—	—
Total	$623	$539	$593	$584

Note 11: Shareowners’ Equity and Noncontrolling Interest
A summary of the changes in shareowners’ equity and noncontrolling interest comprising total equity for the quarters ended March 31, 2013 and 2012 is provided below:

	Quarter Ended March 31,
	2013			2012
(Dollars in millions)	Share-owners’ Equity	Non-controlling Interest	Total Equity	Share-owners’ Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$25,914	$1,155	$27,069	$21,880	$940	$22,820
Comprehensive income (loss) for the period:
Net income	1,266	82	1,348	330	77	407
Total other comprehensive income (loss)	(419)	(21)	(440)	489	8	497
Total comprehensive income for the period	847	61	908	819	85	904
Common Stock issued under employee plans	251		251	229		229
Common Stock repurchased	(335)		(335)	—		—
Dividends on Common Stock	(465)		(465)	(412)		(412)
Dividends on ESOP Common Stock	(17)		(17)	(16)		(16)
Dividends attributable to noncontrolling interest		(56)	(56)		(58)	(58)
Purchase of subsidiary shares from noncontrolling interest	(1)	(9)	(10)	(8)	(1)	(9)
Sale of subsidiary shares in noncontrolling interest	—	237	237	—	15	15
Acquisition of noncontrolling interest		—	—		8	8
Disposition of noncontrolling interest		—	—		(4)	(4)
Redeemable noncontrolling interest in subsidiaries’ earnings		—	—		(4)	(4)
Redeemable noncontrolling interest in total other comprehensive income		4	4		1	1
Redeemable noncontrolling interest reclassification to noncontrolling interest		(23)	(23)		75	75
Equity, end of period	26,194	1,369	27,563	22,492	1,057	23,549
As of January 1, 2013, we adopted the provisions of the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." As a result of this adoption, we have disclosed below the significant items reclassified to net income in their entirety during the period.
A summary of the changes in each component of accumulated other comprehensive (loss) income, net of tax for the quarter ended March 31, 2013 are provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$654	$(6,250)	$145	$3	$(5,448)
Other comprehensive (loss) income before reclassifications	(582)	20	79	(74)	(557)
Amounts reclassified from accumulated other comprehensive (loss) income	4	146	(17)	5	138
Balance at March 31, 2013	$76	$(6,084)	$207	$(66)	$(5,867)
Details of the reclassification out of accumulated other comprehensive loss for the quarter ended March 31, 2013 is provided below:

Details about Accumulated Other Comprehensive Loss Components Reclassified to Net Income (Dollars in millions)	Income (Expense)	Affected Line item in the Condensed Consolidated Statement of Comprehensive Income
Foreign Currency Translation:
Recognized due to business disposition	$(4)	Other income, net
Defined Benefit Pension and Post-retirement Plans:
Amortization of prior-service costs and transition obligation	$12	Note (1)
Recognized actuarial net loss	(239)	Note (1)
Total before tax	(227)
Tax benefit	81	Income tax expense
Net of tax	$(146)
Unrealized Gains (Losses) on Available-for-Sale Securities:
Realized gain (loss) on sale of securities, before tax	$27	Other income, net
Tax expense	(10)	Income tax expense
Net of tax	$17
Unrealized Hedging (Losses) Gains:
Foreign exchange contracts	$(8)	Product sales
Other contracts	2	Other income, net
Total before tax	(6)
Tax benefit	1	Income tax expense
Net of tax	$(5)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters ended March 31, 2013 and 2012 is provided below:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Redeemable noncontrolling interest, beginning of period	$238	$358
Net income	1	4
Foreign currency translation, net	(4)	(1)
Dividends attributable to noncontrolling interest	(3)	(11)
Purchase of subsidiary shares from noncontrolling interest	—	(32)
Redeemable noncontrolling interest reclassification to noncontrolling interest	23	(75)
Redeemable noncontrolling interest, end of period	$255	$243
Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarters ended March 31, 2013 and 2012 is provided below:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Net income attributable to common shareowners	$1,266	$330
Transfers to noncontrolling interests:
Decrease in common stock for purchase of subsidiary shares	(1)	(8)
Change from net income attributable to common shareowners and transfers to noncontrolling interests	$1,265	$322

Note 12: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2012.
The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2013 and 2012 are as follows:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Balance as of January 1	$1,332	$1,468
Warranties and performance guarantees issued	94	77
Settlements made	(76)	(82)
Other	(14)	(328)
Balance as of March 31	$1,336	$1,135
The decrease reflected in “Other” during the quarter ended March 31, 2012 primarily reflects the impact of warranty reserves reclassified to Liabilities held for sale, as part of the Clipper disposition. See Note 2 for further discussion.
Note 13: Contingent Liabilities
Summarized below are the matters previously described in Note 18 of the Notes to the Consolidated Financial Statements in our 2012 Annual Report, incorporated by reference in our 2012 Form 10-K, updated as applicable.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our non-U.S. operations. We accrue for the costs of environmental investigatory, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely, we accrue the minimum. For sites with multiple responsible parties, we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. We discount liabilities with fixed or reliably determinable future cash payments. We do not reduce accrued environmental liabilities by potential insurance reimbursements. We periodically reassess these accrued amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote.
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
As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges it made to Sikorsky since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky’s liability was approximately $95 million (including interest through March 31, 2013). We believed this claim was without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter concluded in January 2013 and on March 22, 2013, the U.S. Court of Federal Claims issued a written decision in favor of Sikorsky determining that the DOD had failed to prove its claims because Sikorsky's calculation of material overhead complied with the cost accounting standards. While the DOD has the right to appeal this decision, we do not believe the ultimate resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office concerning €203 million (approximately $263 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. A portion of these tax benefits were disallowed by the local German Tax Office on July 5, 2012, as a result of the audit of tax years 1999 to 2000. The legal and factual issues relating to the denial of the tax benefits center on the interpretation and application of a German tax law. On August 3, 2012, the Company filed suit in the local German tax court and intends to litigate vigorously the matter to conclusion. We do not believe the resolution of this matter will have a material adverse effect on our results of operations, cash flows or financial condition.
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
We are involved in a number of other legal proceedings, investigations and other contingency matters, including government audit matters, environmental investigatory, remediation, operating and maintenance costs, performance guarantees, self-insurance programs and matters arising out of the normal course of business. We are also subject to a number of routine lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the ordinary course of our business. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals and related disclosures are appropriate. The Company has established reserves for several hundred of its legal proceedings and other matters. We accrue contingencies based upon a range of possible outcomes. If no amount within this range is a better estimate than any other, then we accrue the minimum amount. With respect to any additional losses that may be incurred in excess of those accrued, either they are considered not material or we do not believe that a range of reasonably possible losses (defined by the relevant accounting literature to include all potential losses other than those deemed “remote”) can be determined. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
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
Note 14: Segment Financial Data
Our operations are classified into five principal segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, UTC Aerospace Systems and Sikorsky. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Subsequent to the completion of our acquisition of Goodrich on July 26, 2012, the Goodrich businesses were combined with the legacy Hamilton Sundstrand businesses to form the new UTC Aerospace Systems segment. Effective July 1, 2012, the Auxiliary Power Unit (APU) business of UTC Aerospace Systems was transferred to the Pratt & Whitney business segment. The APU business designs and manufactures a variety of products for commercial and military aircraft. Annual sales for the APU business are approximately $600 million. The reclassification has been made prospectively; prior year segment results have not been restated for the transfer of the business.
Results for the three months ended March 31, 2013 and 2012 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Otis	$2,814	$2,770	$575	$566	20.4%	20.4%
UTC Climate, Controls & Security	3,837	4,112	520	544	13.6%	13.2%
Pratt & Whitney	3,402	3,052	406	389	11.9%	12.7%
UTC Aerospace Systems	3,263	1,236	501	198	15.4%	16.0%
Sikorsky	1,249	1,346	90	136	7.2%	10.1%
Total segments	14,565	12,516	2,092	1,833	14.4%	14.6%
Eliminations and other	(166)	(100)	21	(24)
General corporate expenses	—	—	(107)	(96)
Consolidated	$14,399	$12,416	$2,006	$1,713	13.9%	13.8%
See Note 8 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.
Note 15: Accounting Pronouncements
In March 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2013 and must be applied prospectively. We are currently evaluating the impact of this ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2013 and 2012, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 26, 2013, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of March 31, 2013, and the related condensed consolidated statement of comprehensive income for the three-month periods ended March 31, 2013 and 2012 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2013 and 2012. This interim financial information is the responsibility of the Corporation's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, of cash flows, and of changes in equity for the year then ended (not presented herein), and in our report dated February 7, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
April 26, 2013

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
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The current status of significant factors impacting our business environment in 2013 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report, which is incorporated by reference in our 2012 Form 10-K.
General
Our worldwide operations can be affected by industrial, economic and political factors on both a regional and global level. To limit the impact of any one industry, or the economy of any single country on our consolidated operating results, our strategy has been, and continues to be, the maintenance of a balanced and diversified portfolio of businesses. Our operations include original equipment manufacturing (OEM) and extensive related aftermarket parts and services in both our commercial and aerospace businesses. Our business mix also reflects the combination of shorter cycles at UTC Climate, Controls & Security and in our commercial aerospace aftermarket businesses, and longer cycles at Otis and in our aerospace OEM businesses. Our customers include companies in the private sector and governments, and our businesses reflect an extensive geographic diversification that has evolved with the continued globalization of world economies.
Growth in emerging markets continues to be led by China, where gross domestic product growth is expected to exceed 8% in 2013. European economic conditions remain mixed with weak consumer confidence and high unemployment rates in southern Europe partially offset by growth in eastern European emerging markets. The European market, together with U.S. Government defense spending, represents over 40% of UTC sales. The economic environment in the United States showed strength during the first quarter with improving consumer sentiment and lower unemployment rates. Although U.S. Government sequestration has not yet had a substantial effect on our military aerospace businesses, it may in future periods.
Disposition Activity
On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of non-core businesses. Cash generated from these divestitures has been and is intended to be used to repay debt incurred to finance the acquisition of Goodrich. These divestitures are expected to generate approximately $3 billion in net cash, on an after-tax basis, when complete. The legacy Hamilton Sundstrand Industrial businesses, as well as Clipper Windpower (Clipper), Pratt & Whitney Rocketdyne (Rocketdyne) and UTC Power all met the "held-for-sale" criteria in 2012. The results of operations, including the net realized gain and expected losses on disposition, and the related cash flows which result from these non-core businesses have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Comprehensive Income and Cash Flows. The dispositions of Clipper and the legacy Hamilton Sundstrand Industrial businesses were completed in 2012. On February 12, 2013, we completed the disposition of UTC Power to ClearEdge Power. The UTC Power disposition resulted in payments by UTC totaling $48 million, which included capitalization of the business prior to the sale and interim funding of operations as the buyer took control of a loss generating business. We have no continuing involvement with the UTC Power business.
On July 23, 2012, we announced an agreement to sell our Rocketdyne unit to GenCorp Inc. We expect to complete the sale of the business mid-year 2013, pending the satisfaction of closing conditions, including regulatory approval. We are taking significant actions required to satisfy these conditions. Although the Board of Directors also approved the sale of the Pratt & Whitney Power Systems business, it was not reclassified to Discontinued Operations due to our expected level of continuing involvement in the business post-sale. The sale of Pratt & Whitney Power Systems is expected to be completed during the second quarter of 2013.

In connection with regulatory approval of the Goodrich acquisition, regulatory authorities required UTC to dispose of the Goodrich electric power systems and the pumps and engine controls businesses. Pursuant to these regulatory obligations, these businesses had been held separately from UTC's and Goodrich's ongoing businesses since the acquisition of Goodrich by UTC. On March 18, 2013, we completed the sale of the Goodrich pumps and engine controls business to Triumph Group, Inc., and on March 26, 2013, we completed the sale of the Goodrich electric power systems business to Safran. Combined proceeds from the sales of the two businesses were approximately $600 million.
As discussed below in “Results of Operations,” our results include the impact from non-recurring items such as the beneficial impact of gains from business divestiture activities, including those related to the ongoing portfolio transformation at UTC Climate, Controls & Security.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. On February 7, 2013, we completed the acquisition of Grupo Ascensores Enor, S.A. (Enor), a privately held company headquartered in Spain with operations in Spain and Portugal, which designs, manufactures, installs and services elevators. Enor's 2012 sales were approximately $50 million. Under the terms of the transaction, Zardoya Otis, S.A. (ZOSA), a non-wholly owned subsidiary of the Company, exchanged publicly traded shares of ZOSA with a fair value of approximately $240 million as of the transaction completion date for all of the shares of Enor.
During the first three months of 2013, our cash investment in business acquisitions was approximately $24 million and consisted of a number of additional small acquisitions in our commercial businesses. We expect cash investment in businesses of approximately $1 billion in 2013. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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
Commercial airline financial distress and consolidation, global economic conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2013. See Part II, Item 1A, “Risk Factors” in this Form 10-Q for further discussion.
The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, (Exchange Act) as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency:
UTC Climate, Controls & Security. In 2012 and 2013, Chubb Fire & Security Limited (Chubb), a non-U.S. subsidiary of UTC Climate, Controls & Security organized in the United Kingdom, sold fire safety products and provided related maintenance services to the London office of Bimeh Iran Insurance Company (U.K.) (BIUK), which has been designated by the U.S. Treasury Department's Office of Foreign Assets Control (OFAC) as an entity owned or controlled by the government of Iran. In January 2012, pursuant to a fire emergency services contract with BIUK that had been in place since at least 1998, Chubb sold and received payments for approximately $1,620 for fire safety equipment and maintenance services for such items, including fire blankets, fire extinguishers, extinguisher stands and spare parts. The net profit on the 2012 sales was $296. Chubb's legacy contract with BIUK was not prohibited by applicable laws when it was executed, and in January 2012, when these sales and services took place, these activities were not prohibited by U.S. law.
Pursuant to the same legacy fire emergency services contract, in January 2013, Chubb sold approximately $1,414 in fire safety equipment and maintenance services to BIUK. The net profit on the 2013 sales was $258. These sales took place after the President issued Executive Order 13628 on October 9, 2012, which implemented Section 218 of the Iran Threat Reduction and Syria Human Rights Act (ITRA) by prohibiting any entity owned or controlled by a U.S. person and established or maintained outside the U.S. from knowingly engaging in any transaction, directly or indirectly, with the Government of Iran. Accordingly, UTC Climate, Controls & Security has filed an appropriate disclosure with OFAC. Chubb terminated its contract with BIUK on March 3, 2013 and does not intend to do any further business with BIUK.

CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2012 Annual Report, incorporated by reference in our 2012 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2013.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Net Sales	$14,399	$12,416
The factors contributing to the total percentage change year-over-year in total net sales are as follows:

Quarter Ended March 31, 2013
Organic volume	(2)%
Foreign currency translation	—
Acquisitions and divestitures, net	18%
Other	—
Total % Change	16%
During the first quarter of 2013, Otis experienced organic sales growth (2%) driven by higher new equipment sales. This was more than offset by a contraction in Sikorsky organic sales (7%), driven by reduced aircraft deliveries and aftermarket services for the U.S. Government. UTC Aerospace Systems did not have any organic growth. Organic sales in the first quarter declined at our remaining business units UTC Climate, Controls & Security (3%) and Pratt & Whitney (2%). The sales increase from acquisitions was primarily a result of the acquisitions of Goodrich and IAE, partially offset by the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security.
Cost of Products and Services Sold

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Cost of products sold	$7,848	$6,323
Percentage of product sales	76.5%	75.1%
Cost of services sold	$2,617	$2,607
Percentage of service sales	63.2%	65.2%
Total cost of products and services sold	$10,465	$8,930
The factors contributing to the total percentage change year-over-year for the quarter ended March 31, 2013 in total cost of products and services sold are as follows:

Quarter Ended March 31, 2013
Organic volume	(1)%
Foreign currency translation	—
Acquisitions and divestitures, net	18%
Other	—
Total % Change	17%

The organic decrease in total cost of products and services sold (1%) in the first quarter of 2013 corresponded to the organic sales decline (2%) noted above. The increase in “Acquisitions and divestitures, net” (18%) is largely attributable to the acquisitions of Goodrich and IAE, partially offset by the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security. The year-over-year increase in cost of products sold, as a percentage of product sales, reflects the higher proportion of commercial aerospace OEM sales as a result of lower commercial aerospace spares sales volume and a decline in aftermarket services at Sikorsky during the first quarter of 2013.
Gross Margin

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Gross margin	$3,934	$3,486
Percentage of net sales	27.3%	28.1%
The 80 basis point decline in gross margin as a percentage of sales for the first quarter of 2013 is due to the adverse gross margin impact of the acquisitions of Goodrich and IAE (30 basis points) as well as the higher proportion of commercial aerospace OEM sales as a result of lower commercial aerospace spares sales volume at Pratt & Whitney and UTC Aerospace Systems and in aftermarket services at Sikorsky (50 basis points) during the first quarter of 2013.
Research and Development

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Company-funded	$610	$544
Percentage of net sales	4.2%	4.4%
Customer-funded	$543	$324
Percentage of net sales	3.8%	2.6%
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (12%) in the first quarter of 2013 primarily reflects an increase at UTC Aerospace Systems as a result of incremental research and development spending related to the Goodrich businesses (22%), partially offset by lower research and development spending at Pratt & Whitney related to the development of multiple geared turbofan platforms (6%). The remaining change is due to lower spending on military and commercial programs at Sikorsky. The increase in customer-funded research and development (68%) is due to incremental customer-funded spending related to the Goodrich businesses (49%) and at Pratt & Whitney on military programs (17%).
We expect company-funded research and development for the full year 2013 to increase approximately $300 million, as compared with 2012.
Selling, General and Administrative

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Selling, general and administrative expenses	$1,627	$1,529
Percentage of net sales	11.3%	12.3%
Selling, general and administrative expenses increased 6% in the first quarter of 2013 due primarily to the impact of acquisitions, net of divestitures, completed over the preceding twelve months, (10%), partially offset by lower restructuring costs (2%). Higher pension costs were more than offset by savings from previous restructuring actions. The 100 basis point year-over-year decrease as a percentage of sales reflects the lower restructuring costs and benefits from previous restructuring actions.
Other Income, Net

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Other income, net	$309	$300

Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year increase in other income, net (3%) largely reflects the benefit of a settlement with an engine program partner (13%) and lower acquisitions and divestiture costs (9%). This was partially offset by a decline in net gains related to the ongoing UTC Climate, Controls & Security portfolio transformation (25%), which included a net gain in the first quarter of 2013 of $38 million primarily on the sale of a business in Hong Kong, compared to a net gain of $112 million during the first quarter of 2012. The remaining increase in other income, net is attributable primarily to higher equity earnings in unconsolidated entities (7%) and normal recurring operational activity as disclosed above.
Interest Expense, Net

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Interest expense	$255	$164
Interest income	(19)	(35)
Interest expense, net	$236	$129
Average interest expense rate	4.0%	5.7%
The increase in interest expense in the first quarter of 2013 is a result of higher average debt balances associated with the financing of our acquisition of Goodrich. The decline in interest income in the first quarter of 2013 reflects the absence of approximately $15 million of favorable pre-tax interest adjustments related to the conclusion of the IRS's examination of our tax returns for the years 2006 to 2008, which were recognized in the first quarter of 2012.
Income Taxes

	Quarter Ended March 31,
	2013	2012
Effective tax rate	23.6%	20.2%
The increase in the effective tax rate for the quarter ended March 31, 2013, primarily reflects the absence of a favorable non-cash income tax adjustment of $203 million recorded in the first quarter of 2012. This adjustment was associated with the conclusion of the IRS's examination of the Company's tax returns for the years 2006 to 2008. This increase was partially offset by the favorable tax impact of $95 million associated with the legislative corporate tax extenders enacted in January 2013, as part of the American Taxpayer Relief Act of 2012. This adjustment relates to the 2012 retroactive impact of the law.
We anticipate that our full year annual effective income tax rate in 2013 will be approximately 29%, absent one-time adjustments. We anticipate some variability in the tax rate quarter to quarter in 2013.
Net Income Attributable to Common Shareowners from Continuing Operations

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2013	2012
Income from continuing operations attributable to common shareowners	$1,270	$1,189
Diluted earnings per share from continuing operations	$1.39	$1.31
Net income attributable to common shareowners from continuing operations for the first quarter of 2013 includes restructuring charges, net of tax benefit, of $35 million as well as a benefit from non-recurring items, net of tax expense, of $132 million. The net benefit on diluted earnings per share of non-recurring items in excess of restructuring charges was $0.11 per share. The results for the first quarter of 2012 included a net $0.30 per share benefit from non-recurring items, partially offset by $0.09 per share of restructuring charges. The impact of foreign currency translation and hedging generated an adverse impact of $0.01 per diluted share on our operational performance in the first quarter of 2013.
Net Loss Attributable to Common Shareowners from Discontinued Operations

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2013	2012
Net loss attributable to common shareowners from discontinued operations	$(4)	$(859)
Diluted loss per share from discontinued operations	$—	$(0.95)

Diluted loss per share from discontinued operations for the first quarter of 2013 includes $0.01 loss per share on the sale of the UTC Power business offset by $0.01 per share benefit from the results of operations of the discontinued entities.
Diluted loss per share from discontinued operations for the first quarter of 2012 includes $0.71 per share of goodwill impairment charges related to Rocketdyne and Clipper, and $0.26 per share unfavorable income tax adjustments related to the recognition of a deferred tax liability on the existing difference between the accounting versus tax gain on the disposition of the legacy Hamilton Sundstrand Industrial businesses. Discontinued operations for the first quarter of 2012 also include a $0.02 per share benefit from the results of operations of the discontinued entities.
Restructuring Costs
We recorded net pre-tax restructuring costs totaling $50 million and $138 million in the first three months of 2013 and 2012, respectively, for new and ongoing restructuring actions as follows:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Otis	$10	$28
UTC Climate, Controls & Security	22	35
Pratt & Whitney	7	37
UTC Aerospace Systems	8	2
Sikorsky	5	3
Eliminations and other	—	6
Restructuring costs recorded within continuing operations	52	111
Restructuring costs recorded within discontinued operations	(2)	27
Total	$50	$138
The net costs for the first three months of 2013 and 2012 were recorded as follows:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Cost of sales	$27	$62
Selling, general and administrative	25	49
Other income, net	—	—
Restructuring costs recorded within continuing operations	52	111
Restructuring costs recorded within discontinued operations	(2)	27
Total	$50	$138
As described below, the charges incurred in the first three months of 2013 primarily relate to actions initiated during 2013 and 2012, while the charges incurred in the first three months of 2012 primarily relate to actions initiated during 2012 and 2011.
2013 Actions. During the three months ended March 31, 2013, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We incurred net pre-tax restructuring costs totaling $20 million as follows:

(Dollars in millions)	Quarter Ended March 31, 2013
Otis	$6
UTC Climate, Controls & Security	8
Pratt & Whitney	6
Restructuring costs recorded within continuing operations	20
Restructuring costs recorded within discontinued operations	—
Total	$20

The following table summarizes the charges associated with the 2013 restructuring actions:

(Dollars in millions)	Quarter Ended March 31, 2013
Cost of sales	$6
Selling, general and administrative	14
Other income, net	—
Restructuring costs recorded within continuing operations	20
Restructuring costs recorded within discontinued operations	—
Total	$20
The following table summarizes the charges associated with the 2013 restructuring actions by cost type:

(Dollars in millions)	Quarter Ended March 31, 2013
Severance	$19
Asset write-downs	—
Facility exit, lease termination and other costs	1
Restructuring costs recorded within continuing operations	20
Restructuring costs recorded within discontinued operations	—
Total	$20
We expect the 2013 actions that were initiated in the first three months to result in net workforce reductions of approximately 300 hourly and salaried employees, the exiting of approximately 200,000 net square feet and the disposal of assets associated with exited facilities. As of March 31, 2013, we have completed net workforce reductions of approximately 150 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2013 and 2014. Approximately 80% of the total pre-tax charge will require cash payments, which we expect to fund with cash generated from operations. During the three months ended March 31, 2013, we had cash outflows of approximately $5 million related to the 2013 actions. We expect to incur additional restructuring costs of $18 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $22 million annually.
2012 Actions. During the three months ended March 31, 2013 and 2012, we recorded net pre-tax restructuring costs totaling $29 million and $116 million, respectively, for restructuring actions initiated in 2012. The 2012 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We incurred net pre-tax restructuring costs for the three months ended March 31, 2013 and 2012 as follows:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Otis	$1	$23
UTC Climate, Controls & Security	14	25
Pratt & Whitney	1	34
UTC Aerospace Systems	8	1
Sikorsky	5	—
Eliminations and other	—	6
Restructuring costs recorded within continuing operations	29	89
Restructuring costs recorded within discontinued operations	—	27
Total	$29	$116

The following table summarizes the charges for the three months ended March 31, 2013 and 2012 associated with the 2012 restructuring actions:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Cost of sales	$20	$54
Selling, general and administrative	9	35
Other income, net	—	—
Restructuring costs recorded within continuing operations	29	89
Restructuring costs recorded within discontinued operations	—	27
Total	$29	$116
The following table summarizes the charges for the three months ended March 31, 2013 and 2012 associated with the 2012 restructuring actions by cost type:

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
Severance	$18	$69
Asset write-downs	1	12
Facility exit, lease termination and other costs	10	8
Restructuring costs recorded within continuing operations	29	89
Restructuring costs recorded within discontinued operations	—	27
Total	$29	$116
We expect the 2012 actions to result in net workforce reductions of approximately 7,100 hourly and salaried employees, the exiting of approximately 2.7 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of March 31, 2013, we completed net workforce reductions of approximately 5,500 employees and exited approximately 1.4 million net square feet of facilities. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2013 and 2014. Approximately 85% of the total pre-tax charge will require cash payments, which we expect to fund with cash generated from operations. During the three months ended March 31, 2013, we had cash outflows of approximately $111 million related to the 2012 actions. We expect to incur additional restructuring costs of $74 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $549 million annually.
Additional 2013 Actions. We expect to initiate additional restructuring actions during the remainder of 2013. Including trailing costs related to previously initiated actions, we now expect full year 2013 restructuring costs from continuing operations of approximately $350 million, including the $50 million of charges incurred during the first three months of 2013. The expected adverse impact on full year earnings in 2013 from anticipated restructuring costs is expected to be offset by the beneficial impact from net non-recurring items. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Subsequent to the completion of our acquisition of Goodrich on July 26, 2012, we combined the Goodrich businesses with the legacy Hamilton Sundstrand businesses to form the UTC Aerospace Systems segment. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2013 and 2012 are included in “Eliminations and other” below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
North American residential heating, ventilation, and air conditioning (HVAC) orders increased 11% in the first quarter of 2013, due largely to an improving housing market. After increasing 9% in the first quarter of 2012, commercial HVAC orders declined 7% in the first quarter of 2013 with order declines in North America and Europe partially offset by increases in Asia. Orders in the Transicold business increased 30% due primarily to recovering shipping container and trailer markets.
Within the Otis segment, new equipment orders increased 24% in the first quarter of 2013 with growth in Asia lead by China (29%), the Americas (11%), and Europe (27%) with growth in Russia more than offsetting order declines in southern Europe. Otis continues to face pricing pressures, particularly in China.
Summary performance for each of the commercial businesses for the quarters ended March 31, 2013 and 2012 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Net Sales	$2,814	$2,770	2%	$3,837	$4,112	(7)%
Cost of Sales	1,872	1,828	2%	2,754	2,996	(8)%
	942	942	—%	1,083	1,116	(3)%
Operating Expenses and Other	(367)	(376)	(2)%	(563)	(572)	(2)%
Operating Profits	$575	$566	2%	$520	$544	(4)%
Operating Profit Margins	20.4%	20.4%		13.6%	13.2%
Otis –

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	—	—	—	—
Cost of Sales	4%	(1)%	—	(1)%	—
Operating Profits	(3)%	—	—	3%	2%
The organic sales increase in the quarter (2%) was due to higher new equipment sales (2%) primarily in China (1%) and North America (1%). Service sales increased slightly with increases in Asia and the Americas (combined 1%), partially offset by decreases in Europe.
The operational profit decrease in the quarter (3%) was due to lower service contribution (2%); primarily due to continued pricing pressures in Europe, lower new equipment contribution driven by geographical mix, and additional costs associated with factory transformation projects (combined 2%); and higher selling, general and administrative expenses (2%); partially offset by cost savings from factory productivity initiatives (2%) and lower commodity costs (1%).
UTC Climate, Controls & Security –

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(3)%	—	(4)%	—	—
Cost of Sales	(4)%	—	(4)%	—	—
Operating Profits	6%	—	3%	2%	(15)%
Organic sales decreased 3% driven by weak markets in Europe (2%) and a decline in the transport refrigeration business (2%) due to lower container volume. These declines were partially offset by growth in the U.S. residential HVAC business (1%). The decrease in "Acquisitions and divestitures, net" (4%) reflects the year-over-year impact of net divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security's ongoing portfolio transformation.

The 6% operational profit increase was driven largely by the benefits of restructuring actions and cost productivity (combined 7%) and favorable commodity costs (3%), partially offset by unfavorable volume and mix (5%). The decrease in "Other" primarily reflects the net year-over-year impact of transactions associated with UTC Climate, Controls & Security's ongoing portfolio transformation, including an approximately $38 million net gain in the first quarter of 2013 primarily due to a gain on the sale of a business in Hong Kong. Prior year portfolio transformation included approximately $215 million of gains primarily from the sale of a majority interest in a manufacturing and distribution joint venture in Thailand, partially offset by approximately $103 million of impairment charges for assets which had been classified as held for sale.
Aerospace Businesses
Effective July 1, 2012, we transferred the auxiliary power unit business (APU) of the UTC Aerospace Systems business segment to the Pratt & Whitney business segment. The APU business designs and manufactures a variety of products for commercial and military aircraft. Annual sales for the APU business are approximately $600 million. The reclassification has been made prospectively; prior year segment results have not been restated for the transfer of the business.
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
The commercial airline industry has remained generally strong for the last three years. Airline traffic, as measured by RPMs, grew 5.5% in 2012 and we expect airline traffic RPM growth of between 4% and 6% in 2013. Although airlines generally remain profitable, high fuel prices continue to challenge the airlines to consider the need for more fuel efficient aircraft. Pratt & Whitney continues to invest in engineering and development of five separate geared turbofan platforms to meet demand for new engines which are fuel efficient and have reduced noise levels and exhaust emissions. Excluding orders at IAE, commercial aerospace spares orders at Pratt & Whitney’s large commercial engine business declined 28% in the first quarter of 2013. Excluding Goodrich, UTC Aerospace Systems commercial aerospace spares orders in the first quarter of 2013 were consistent with the first quarter of 2012.
U.S. Government deficit reduction measures are expected to continue to pressure the U.S. Department of Defense spending and adversely affect our military businesses during 2013. In addition, we estimate that sequestration could have an adverse impact on our earnings per share of approximately $0.10. Total sales to the U.S. Government were $2.3 billion and $2.1 billion, or 16% and 17% of total UTC sales in the first quarter of 2013 and 2012, respectively. Our participation in long-term production and development programs for the U.S. Government has, and is expected to contribute positively to our results in 2013. In July 2012, the U.S. Government and Sikorsky signed a five-year multiservice contract (Multi-year 8) for approximately 650 H-60 helicopters. Actual production quantities will be determined year-by-year over the life of the program based on funding allocations set by Congress and Pentagon acquisition priorities. Sikorsky's commercial business has benefited from increases in off-shore oil platform activity and those benefits are projected to continue throughout 2013.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB Accounting Standards Codification. The net increase in operating profits as a result of significant changes in aerospace contract estimates was $33 million in the three months ended March 31, 2013. Summary performance for each of the aerospace businesses was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2013	2012	Change	2013	2012	Change	2013	2012	Change
Net Sales	$3,402	$3,052	11%	$3,263	$1,236	164%	$1,249	$1,346	(7)%
Cost of Sales	2,636	2,232	18%	2,332	886	163%	1,039	1,083	(4)%
	766	820	(7)%	931	350	166%	210	263	(20)%
Operating Expenses and Other	(360)	(431)	(16)%	(430)	(152)	183%	(120)	(127)	(6)%
Operating Profits	$406	$389	4%	$501	$198	153%	$90	$136	(34)%
Operating Profit Margins	11.9%	12.7%		15.4%	16.0%		7.2%	10.1%

Pratt & Whitney –

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(2)%	—	13%	—	—
Cost of Sales	3%	—	16%	(1)%	—
Operating Profits	(12)%	(2)%	12%	7%	(1)%

*
As discussed further in the “Business Overview” and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, for Pratt & Whitney only, the transactional impact of foreign exchange hedging at Pratt &Whitney Canada (P&WC) has been netted against the translational foreign exchange impact for presentation purposes in the above table. For all other segments, these foreign exchange transactional impacts are included within the organic/operational caption in their respective tables. Due to its potential significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

The organic sales decrease (2%) reflects a decrease in commercial aftermarket (7%), driven by lower large commercial engine spares sales, and in the military business (1%), offset by an increase in commercial engine sales (3%) and an increase in industrial volume at Pratt & Whitney Power Systems (2%). Sales increased (13%) as a result of the consolidation of IAE and the transfer of the APU business to Pratt & Whitney from UTC Aerospace Systems.
The operational profit decrease (12%) was primarily driven by the volume changes noted above (32%), and higher pension cost (1%) partially offset by lower research and development costs (9%), a settlement with an engine program partner (10%), and an increase in contract termination benefits (3%). The 12% operating profit increase from net acquisitions is due primarily to the consolidation of IAE.
UTC Aerospace Systems –

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	—	164%	—	—
Cost of Sales	—	—	162%	1%	—
Operating Profits	(6)%	—	160%	(3)%	2%
There was no organic sales growth in the first quarter as higher commercial aerospace OEM sales volume (3%) was offset by lower military aerospace (2%) and commercial aerospace (1%) aftermarket volume.
The decrease in operational profit (6%) primarily reflects lower commercial aftermarket volume and adverse mix (5%), and lower military aftermarket volume partially offset by higher commercial OEM volume (combined, net 1%). “Acquisitions and Divestitures, net” is principally a result of the acquisition of Goodrich.
Sikorsky –

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(7)%	—	—	—	—
Cost of Sales	(4)%	—	—	—	—
Operating Profits	(32)%	—	—	(2)%	—
The organic sales decrease (7%) reflects decreased international military sales (4%), fewer U.S. Government military aircraft deliveries (3%) and decreased aftermarket support (7%) due to lower military spares activity. Commercial aircraft sales increased (8%) due to S-92 completion services and S76-D aircraft volume.
The operational profit decrease (32%) reflects lower profitability from U.S. Government contracts (35%) due to lower aircraft volume and declines resulting from the Multi-year 8 pricing reset provisions, lower aftermarket profitability (9%) due to lower spares volume, higher pension costs (6%) and lower volume on customer-funded development programs (2%). These decreases were partially offset by increased profitability from commercial operations (13%) due to increased aircraft sales and reduced research and development spending (8%).

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended March 31,		Quarter Ended March 31,
(Dollars in millions)	2013	2012	2013	2012
Eliminations and other	$(166)	$(100)	$21	$(24)
General corporate expenses	—	—	(107)	(96)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. We have previously reported the results of UTC Power within eliminations and other but have reclassified the results of this business to discontinued operations for all periods presented, as noted in the “Discontinued Operations” section of our Business Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The year-over-year change in sales for the first quarter of 2013, as compared with the same period of 2012, reflects an increase in the amount of inter-segment sales eliminations, due in part to the acquisition of Goodrich. The year-over-year change in operating profit for the first quarter of 2013, as compared with the same period of 2012, primarily reflects lower acquisitions and divestiture costs of $27 million.

LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	March 31, 2013	December 31, 2012	March 31, 2012
Cash and cash equivalents	$4,767	$4,819	$6,285
Total debt	22,824	23,221	9,791
Net debt (total debt less cash and cash equivalents)	18,057	18,402	3,506
Total equity	27,563	27,069	23,549
Total capitalization (debt plus equity)	50,387	50,290	33,340
Net capitalization (debt plus equity less cash and cash equivalents)	45,620	45,471	27,055
Debt to total capitalization	45%	46%	29%
Net debt to net capitalization	40%	40%	13%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows of continuing operations, which, after netting out capital expenditures, we target to equal or exceed net income attributable to common shareowners from continuing operations. For the full year of 2013, we expect operating cash flows of continuing operations less capital expenditures to exceed net income attributable to common shareowners from continuing operations. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, and the ability to attract long-term capital at satisfactory terms.
Improvement in the global economy remains uneven. In the U.S., economic indicators have generally been strengthening, but U.S. Government spending and the impact of sequestration have increased market uncertainties. There continues to be a level of fiscal uncertainty in Europe, while emerging markets have shown continued but modest strength. In light of these circumstances, we continue to assess our current business and closely monitor the impact of global economic conditions on our customers and suppliers. We have determined that overall these circumstances have not had a significant impact on our financial position, results of operations or liquidity during the first quarter of 2013.
Our domestic pension funds experienced a positive return on assets of approximately 3.4% during the first quarter of 2013. Approximately 89% of these domestic pension plans are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans (11%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the continued recognition of prior pension losses and the impact of a lower discount rate, partially offset by additional funding, the sunset of the final average earning (FAE) provision for the legacy Goodrich salaried employees' plan, and the positive returns experienced during 2012 and the first quarter of 2013, are expected to result in increased pension expense in 2013 of approximately $225 million as compared to 2012.
Our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates, including our issuance of $9.8 billion of long-term debt in June 2012. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our current credit standing.
The purchase price of Goodrich of $127.50 per share in cash equated to a total enterprise value of $18.3 billion, including $1.9 billion in net debt assumed. To finance the cash consideration for the Goodrich acquisition and pay related fees, expenses and other amounts due and payable as a result of the acquisition, we utilized the net proceeds of approximately $9.6 billion from the $9.8 billion of long-term notes issued on June 1, 2012, the net proceeds of approximately $1.1 billion from the equity units issued on June 18, 2012, $3.2 billion from the issuance of commercial paper during July 2012 and $2.0 billion of proceeds borrowed on July 26, 2012 pursuant to our April 24, 2012 term loan credit agreement. We prepaid all of the $2.0 billion borrowed pursuant to this term loan credit agreement in November and December 2012. For the remainder of the cash consideration, we utilized approximately $0.5 billion of cash and cash equivalents generated from operating activities.
On December 6, 2012, we announced that we had commenced cash tender offers for six series of outstanding notes originally issued by Goodrich. These offers expired on January 7, 2013. Approximately $635 million in aggregate principal amount of the outstanding Goodrich notes were tendered pursuant to these tender offers prior to an early tender date in December 2012 and, as a result, were eligible for an early tender premium. Additionally, approximately $2 million in aggregate principal amount of the outstanding Goodrich notes not eligible for an early tender premium were tendered prior to the January 7, 2013 expiration date. Total payments under these tender offers were approximately $790 million including principal, premium and interest. We expect full year 2013 debt repayments of approximately $2 billion, with $1 billion expected to be repaid during both the second and fourth quarters.
In 2012, we approved plans for the divestiture of a number of non-core businesses. On December 13, 2012, we completed the sale of the legacy Hamilton Sundstrand Industrial businesses to a private limited liability company formed by affiliates of BC Partners and affiliates of The Carlyle Group for $3.4 billion. The tax expense associated with this transaction was approximately $1.2 billion. Approximately $665 million of the tax was included in our net tax payments during the three months ended March 31, 2013, and a significant portion of these taxes will be included in our net tax payments for the remainder of 2013. On July 23, 2012, we announced an agreement to sell our Rocketdyne unit to GenCorp Inc., and we expect to complete the disposition mid-year 2013. On December 12, 2012, we announced an agreement to sell our Pratt & Whitney Power Systems unit and expect to complete the disposition during the second quarter of 2013. On February 12, 2013 we completed the disposition of our UTC Power unit to ClearEdge Power. In connection with regulatory approval of the Goodrich acquisition, we completed the sale of the Goodrich pumps and engine controls business to Triumph Group, Inc. and the sale of the Goodrich electric power systems business to Safran S.A. for combined proceeds of approximately $600 million. We completed these transactions on March 18, 2013 and March 26, 2013, respectively. Cash generated from these divestitures is being used to repay debt incurred to finance the Goodrich acquisition.
To manage the cash flow and liquidity impact of the Goodrich acquisition, we suspended share repurchases during 2012. During the three months ended March 31, 2013 we resumed share repurchase activity and repurchased approximately $335 million of our common stock. We expect 2013 full year share repurchases to be approximately $1 billion. We expect acquisition spending of $1 billion in 2013; however, actual acquisition spending may vary depending on the timing, availability and value of acquisition opportunities.
At March 31, 2013, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of March 31, 2013, there were no borrowings under either of these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2013, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.
We continue to have access to the commercial paper markets and our existing credit facilities, and continue to expect strong generation of operating cash flows. While the impact of market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs.
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

On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2013 and December 31, 2012, the amount of such restricted cash was approximately $25 million and $35 million, respectively, and is primarily included in current assets.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, despite our higher debt levels incurred to finance the Goodrich acquisition in 2012, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities of Continuing Operations

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Net cash flows provided by operating activities of continuing operations	$1,409	$1,323
Cash generated from operating activities of continuing operations in the first three months of 2013 was $86 million higher than the same period in 2012, driven primarily by higher income from continuing operations. Income from continuing operations increased by approximately $88 million. This increase included approximately $38 million of net non-cash gains from the portfolio transformation activities at UTC Climate, Controls & Security, as well as approximately $126 million of net non-cash charges related to higher depreciation and amortization costs, partially offset by consumption of $79 million of customer contractual obligation liabilities, primarily associated with the fair value allocation of purchase consideration related to the Goodrich acquisition in 2012. During the first three months of 2013, the net increase in working capital resulted in a cash outflow of $198 million, which is consistent with a cash outflow of $189 million for the first three months of 2012. The 2013 cash outflows of $198 million were primarily driven by increases in inventory to support seasonal demands at UTC Climate, Controls & Security, as well as deliveries and other contractual commitments at Pratt & Whitney and Sikorsky, partially offset by reductions in accounts receivable due primarily to strong collections.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the first three months of 2013 and 2012 were $29 million and $13 million, respectively. We expect to make total cash contributions of approximately $200 million to our global defined benefit pension plans in 2013. Our domestic pension plans are approximately 88% funded on a projected benefit obligation basis as of March 31, 2013 and we are not required to make additional contributions through the end of 2013. Contributions to our global defined benefit pension plans in 2013 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Net cash flows provided by (used in) investing activities of continuing operations	$339	$(110)
The increase in cash provided by investing activities of continuing operations primarily reflects the net proceeds of approximately $746 million from dispositions of certain businesses, including the sale of the legacy Goodrich pumps and engine controls business to Triumph Group, Inc. on March 18, 2013, and the sale of the legacy Goodrich electric power systems business to Safran S.A. on March 26, 2013. During the three months ended March 31, 2013, we made net payments under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE totaling approximately $157 million, which are reflected as an increase in collaboration intangible assets in the accompanying Condensed Consolidated Balance Sheet. Capital expenditures increased $108 million due primarily to expenditures related to investments in new programs at Pratt & Whitney, and continuing Goodrich integration activities at UTC Aerospace Systems.
Investments in businesses in the first three months of 2013 included a number of small acquisitions in our commercial businesses. We expect total cash investments for acquisitions in 2013 to be approximately $1 billion, including acquisitions completed during the first three months of 2013. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
Customer financing activities were a net source of cash of $31 million and $16 million for the first three months of 2013 and 2012, respectively. While we expect that 2013 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $10.6 billion, which now includes approximately $5.7 billion of IAE commitments, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms at March 31, 2013, of which as much as $1.8 billion may be required to be disbursed during 2013. We had commercial aerospace financing and other contractual commitments of approximately $10.9 billion at December 31, 2012.
Cash Flow - Financing Activities of Continuing Operations

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Net cash flows used in financing activities of continuing operations	$(1,019)	$(837)
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. In June 2012, we issued $9.8 billion of long-term debt and $1.1 billion of Equity Units, and in July 2012, we borrowed $2.0 billion from our term loan credit agreement and issued $3.2 billion of commercial paper primarily to partially finance our acquisition of Goodrich and pay related fees, expenses and other amounts due and payable by UTC as a result of the acquisition. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had no outstanding commercial paper at March 31, 2013.
In connection with our acquisition of Goodrich, we suspended share repurchases during 2012. During the three months ended March 31, 2013, we resumed repurchase activity and repurchased approximately 3.9 million shares of our common stock for approximately $335 million. On February 4, 2013, the Board of Directors authorized the repurchase of up to 60 million shares of our common stock. This new authorization replaces a previous share repurchase plan approved in March 2010, which was nearing completion. Authority to repurchase the remaining approximately 3.1 million shares of our common stock available for repurchase under the March 2010 share repurchase program was rescinded as of February 4, 2013 at the time of the authorization of the new share repurchase program. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on Common Stock of $0.535 per share in the first quarter of 2013 totaling $465 million in the aggregate.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Cash Flow - Discontinued Operations

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Net cash flows used in discontinued operations	$(766)	$(24)
Cash flows used in discontinued operations primarily relate to the completed divestiture of the legacy Hamilton Sundstrand Industrial businesses in December 2012. In connection with this sale, tax payments of approximately $665 million were made during the three months ended March 31, 2013. A significant portion of the remaining taxes associated with this sale is expected to be included in our tax payments for the remainder of 2013. Net cash flows used in discontinued operations for the three months ended March 31, 2013 also includes cash flows from the operating activities of Rocketdyne and of UTC Power, through its date of disposition of February 12, 2013, as well as payments made in settlement of liabilities, transaction costs, and interim funding of UTC Power and of Clipper, which was divested in 2012.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2012 Annual Report, incorporated by reference in our 2012 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of March 31, 2013, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as otherwise disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three months ended March 31, 2013. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2012 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the “Notes to Condensed Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Operations,” and “Liquidity and Financial Condition,” and the section titled “Risk Factors” in this Form 10-Q and in our 2012 Form 10-K. Our Form 10-K also includes important information as to these factors in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2012 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Environmental Matters” and “Restructuring Costs.” The forward-looking statements speak only as of the date of this Form 10-Q or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Department of Defense Cost Accounting Standards Claim
As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges that it made to Sikorsky since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky’s liability was approximately $95 million (including interest through March 31, 2013). We believed this claim was without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter concluded in January 2013 and on March 22, 2013, the U.S. Court of Federal Claims issued a written decision in favor of Sikorsky determining that the DOD had failed to prove its claims because Sikorsky's calculation of material overhead complied with the cost accounting standards. While the DOD has the right to appeal this decision, we do not believe the ultimate resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Except as otherwise noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2012 Form 10-K.

Item 1A.	Risk Factors
Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.
Our Global Growth Is Subject to a Number of Economic Risks.
Over the past few years, market and economic conditions in the U.S. and globally have been highly challenging with tighter credit conditions and slower economic growth. The U.S. economy has experienced a recession and faces continued concerns about the systemic impacts of adverse economic conditions such as the growing U.S. deficit, high energy costs, geopolitical issues, the availability and cost of credit, and an unstable real estate market. In 2012, the global economy improved as compared to 2011 and continued to show signs of a gradual recovery from the significant downturn of 2008 and 2009 when the global economy experienced widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. However, despite positive economic indicators seen since the beginning of 2011, uncertainty continues to exist as to the overall rate and stability of the recovery. Despite a recent slowdown in growth rates in China and other emerging economies, global gross domestic product growth continues to be led by emerging markets, particularly Brazil, Russia, India and China. In the developed economies, particularly in Europe, recovery remains uncertain due to persistent high unemployment in the U.S. and Europe, slow recovery of the U.S. and European housing markets, government budget reduction plans, the unwinding of fiscal stimuli, and concerns over the continuing European sovereign debt crisis. Further disruptions in Europe or in other economies could affect our sales or liquidity.
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
The results of our commercial and military aerospace businesses, which generated approximately 49 percent of our consolidated sales in 2012, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown signs of gradual improvement since 2011, uncertainty continues to exist. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace sales and losses under existing contracts. In addition, capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce the aftermarket sales and margins of our aerospace businesses. Other factors, including future terrorist actions, pandemic health issues or major natural disasters, could also dramatically reduce the demand for air travel, which could negatively impact the aftermarket sales and margins of our aerospace businesses. Additionally, because a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2013, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Our Business May Be Affected by Government Contracting Risks.
U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. Government contracting environment we will continue to be, the subject of one or more U.S. Government investigations relating to certain of our U.S. Government contracts. If we or one of our business units were charged with wrongdoing as a result of any U.S. Government investigation (including violation of certain environmental or export laws, as further described below), the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. Government could subject us to fines, penalties, repayments and treble and other damages, and/or bar us from bidding on or receiving new awards of U.S. Government contracts. The U.S. Government could void any contracts found to be tainted by fraud. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. We are also sensitive to U.S. military budgets, which may be impacted by numerous economic and political factors and which may fluctuate based on the policies of the current administration or Congress. In addition, the specific government programs in which we participate or in which we may seek to participate in the future, compete with other programs for consideration during the budget formulation and appropriation processes. One or more of the programs that we currently support could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
The majority of sales in the aerospace businesses are transacted in U.S. Dollars, consistent with established industry practice, while the majority of costs at locations outside the U.S. are incurred in the applicable local currency (principally the Euro, the Canadian Dollar, and the Polish Zloty). For operating units with U.S. Dollar sales and local currency costs, there is foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales. See Note 1 and Note 14 to the Consolidated Financial Statements in our 2012 Annual Report and Note 9 to the Condensed Consolidated Financial Statements in this Form 10-Q for further discussion of our hedging strategies.
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
In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Mexico, Russia, South Africa and countries in the Middle East, that carry high levels of currency, political, compliance and economic risk. We expect that sales to emerging markets will continue to account for a significant portion of our sales as our business evolves and as these and other developing nations and regions around the world increase their demand for our products. Emerging market operations can present many risks, including cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and expect to do so in the future. For example, on June 29, 2012, Pratt & Whitney acquired Rolls-Royce's ownership and collaboration interests in IAE, and on July 26, 2012, we completed our acquisition of Goodrich. Further, on October 12, 2011 Pratt & Whitney and Rolls-Royce announced an agreement, subject to regulatory approval and other closing conditions, to form a new joint venture to develop new engines to power the next generation of 120 to 230 passenger mid-size aircraft that will replace the existing fleet of mid-size aircraft currently in service or in development and MTU and JAEC subsequently agreed to join this new venture. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. For example, we completed the disposition of UTC Power to ClearEdge Power in February 2013, the disposition of the legacy Hamilton Sundstrand Industrial businesses to affiliates of BC Partners and The Carlyle Group in December 2012, and the disposition of Clipper to a private equity acquirer in August 2012. Additionally, in July 2012 we announced an agreement to sell the Pratt & Whitney Rocketdyne unit to GenCorp Inc., and in December 2012 we announced an agreement to sell our Pratt & Whitney Power Systems unit to Mitsubishi Heavy Industries. Our divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations imposed on us and could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The success of pending divestitures will depend on the satisfaction of conditions precedent to, and consummation of, the pending transactions, the timing of consummation of these pending transactions, and the ability of the parties to secure any required regulatory approvals in a timely manner.
The Acquired Goodrich Business May Underperform Relative to Our Expectations; The Transaction May Cause Our Financial Results to Differ From Our Expectations or the Expectations of the Investment Community; We May Not Be Able to Achieve Anticipated Cost Savings or Other Anticipated Synergies.
The success of the Goodrich acquisition will continue to depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from the integration of Goodrich with our existing businesses. The integration process is complex, costly and time-consuming. The potential difficulties of integrating the operations of Goodrich and realizing our expectations for the acquisition include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	operating risks inherent in the Goodrich business and our business;

•	retaining key customers, suppliers and employees;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	unanticipated changes in the combined business due to divestitures imposed by antitrust regulators; and

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002.

Our Debt Has Increased As A Result of the Goodrich Acquisition and Will Increase If We Incur Additional Debt in the Future and Do Not Retire Existing Debt.
We have outstanding debt and other financial obligations and significant unused borrowing capacity. We have incurred substantial additional debt as a result of the Goodrich acquisition. As of March 31, 2013, we had approximately $22.8 billion of total debt on a consolidated basis. Our debt level and related debt service obligations could have negative consequences, including, among others:

•
requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes, such as acquisitions and reinvestment in our businesses;

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
We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier- and internally-produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of our products and products that incorporate technologies we develop. For example, certain of our aerospace products are incorporated into larger systems and end products manufactured by our customers. These systems and end products may incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and market acceptance of these larger systems and end products could affect the level of customer interest and acceptance of our own products in the marketplace.
Any development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, helicopters, aircraft systems and components and other products currently in development or pending required certifications. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Exports of Certain of Our Products Are Subject to Various Export Control Regulations and May Require a License From the U.S. Department of State, the U.S. Department of Commerce or the U.S. Department of the Treasury.
As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the U.S. Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, Bureau of Industry and Security, the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, Directorate of Defense Trade Controls (DTCC), and trade sanctions, regulations and embargoes administered by the U.S. Department of Treasury, Office of Foreign Assets Control. Certain of our products have military or strategic applications and are on the munitions list of the ITAR, or represent so-called “dual use” items governed by the EAR. As a result, these products require individual validated licenses in order to be exported to certain jurisdictions. Any failures to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. As previously disclosed, on June 28, 2012 we entered into a consent agreement with the DTCC and a deferred prosecution agreement with the U.S. Department of Justice regarding separate but related export licensing compliance violations, both of which impose significant continuing obligations. In connection with the foregoing, we entered into an administrative agreement with the Department of the Army Suspension and Debarment Official, in which Army officials determined that we are presently responsible and that further action is not necessary pursuant to the Federal Acquisition Regulation and National Defense Appropriations Act. Any changes in export regulations may further restrict the export of our products. The length of time required by the licensing processes can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
We Are Subject to Litigation, Tax, Environmental and Other Legal Compliance Risks.
We are subject to a variety of litigation, tax and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages). As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs.
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
For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals and related disclosures are appropriate. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows or financial position for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in our Form 10-K, as updated from time to time in subsequent filings, including this Form 10-Q. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50 percent likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50 percent likelihood that such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in a material adverse effect on our financial condition or results of operations in the period in which any such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs.
In addition, the U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and internal control policies, these measures may not always prevent our employees or agents from violating the FCPA or similar laws. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, information technology security systems and other measures to protect our proprietary intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the U.S., which could have a material negative impact on our sales volume and therefore could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. We may also be subject to disruptions, losses and liability resulting from various cybersecurity attacks or information technology failures, as described above.
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
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended March 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2013	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Maximum Number of Shares that may yet be Purchased Under the Program (000's)
January 1 - January 31	3,853	$86.99	3,852	3,085
February 4 - February 28*	—	—	—	60,000
March 1 - March 31	—	—	—	60,000
Total	3,853	$86.99	3,852

*
Authority to repurchase approximately 3,085,000 shares of our common stock that could still have been purchased under the previous share repurchase program, authorized in March 2010, was rescinded as of February 4, 2013 at the time of the authorization of the new share repurchase program, as discussed below. The 60,000,000 shares currently available for repurchase are all pursuant to the share repurchase program authorized February 4, 2013.

On February 4, 2013, the Board of Directors authorized the repurchase of up to 60,000,000 shares of our common stock. This new authorization replaces a previous program, approved in March 2010, which was nearing completion. Under this current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 3,852,000 shares were repurchased in January 2013 under the previous program authorized in March 10, 2010. Approximately 1,000 shares were reacquired in transactions outside the program during the quarter ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20130331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20130331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20130331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20130331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20130331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20130331_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	April 26, 2013	by:	/S/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	April 26, 2013	by:	/S/ PETER F. LONGO
Peter F. Longo
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20130331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20130331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20130331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20130331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20130331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20130331_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.