Form 10-Q
period 2013-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2013-07-26
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
At June 30, 2013 there were 917,509,315 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2013

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,
(Dollars in millions, except per share amounts)	2013	2012
Net Sales:
Product sales	$11,661	$9,585
Service sales	4,345	4,222
	16,006	13,807
Costs and Expenses:
Cost of products sold	8,712	7,123
Cost of services sold	2,840	2,811
Research and development	631	525
Selling, general and administrative	1,737	1,509
	13,920	11,968
Other income, net	421	340
Operating profit	2,507	2,179
Interest expense, net	217	168
Income from continuing operations before income taxes	2,290	2,011
Income tax expense	645	453
Net income from continuing operations	1,645	1,558
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	93	92
Income from continuing operations attributable to common shareowners	1,552	1,466
Discontinued operations (Note 2):
Income (loss) from operations	43	(182)
Loss on disposal	(25)	(31)
Income tax (expense) benefit	(10)	77
Income (loss) from discontinued operations	8	(136)
Less: Noncontrolling interest in subsidiaries' earnings from discontinued operations	—	2
Income (loss) from discontinued operations attributable to common shareowners	8	(138)
Net income attributable to common shareowners	$1,560	$1,328
Comprehensive income	$1,515	$721
Less: Comprehensive income attributable to noncontrolling interest	88	67
Comprehensive income attributable to common shareowners	$1,427	$654
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.72	$1.64
Net income attributable to common shareowners	$1.73	$1.49
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.70	$1.62
Net income attributable to common shareowners	$1.71	$1.47
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2013	2012
Net Sales:
Product sales	$21,916	$18,004
Service sales	8,489	8,219
	30,405	26,223
Costs and Expenses:
Cost of products sold	16,560	13,446
Cost of services sold	5,457	5,418
Research and development	1,241	1,069
Selling, general and administrative	3,364	3,038
	26,622	22,971
Other income, net	730	640
Operating profit	4,513	3,892
Interest expense, net	453	297
Income from continuing operations before income taxes	4,060	3,595
Income tax expense	1,063	773
Net income from continuing operations	2,997	2,822
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	175	167
Income from continuing operations attributable to common shareowners	2,822	2,655
Discontinued operations (Note 2):
Income (loss) from operations	63	(1,108)
Loss on disposal	(40)	(36)
Income tax (expense) benefit	(19)	151
Income (loss) from discontinued operations	4	(993)
Less: Noncontrolling interest in subsidiaries' earnings from discontinued operations	—	4
Income (loss) from discontinued operations attributable to common shareowners	4	(997)
Net income attributable to common shareowners	$2,826	$1,658
Comprehensive income	$2,423	$1,625
Less: Comprehensive income attributable to noncontrolling interest	149	152
Comprehensive income attributable to common shareowners	$2,274	$1,473
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$3.13	$2.98
Net income attributable to common shareowners	$3.14	$1.86
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$3.09	$2.94
Net income attributable to common shareowners	$3.09	$1.83
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$4,909	$4,819
Accounts receivable, net	11,158	11,099
Inventories and contracts in progress, net	10,232	9,537
Future income tax benefits, current	1,589	1,611
Assets held for sale	—	1,071
Other assets, current	902	1,473
Total Current Assets	28,790	29,610
Customer financing assets	1,147	1,150
Future income tax benefits	1,596	1,599
Fixed assets	18,009	18,065
Less: Accumulated depreciation	(9,610)	(9,547)
Fixed assets, net	8,399	8,518
Goodwill	27,835	27,801
Intangible assets, net	15,301	15,189
Other assets	5,676	5,542
Total Assets	$88,744	$89,409
Liabilities and Equity
Short-term borrowings	$196	$503
Accounts payable	6,645	6,431
Accrued liabilities	15,238	15,310
Liabilities held for sale	—	421
Long-term debt currently due	1,085	1,121
Total Current Liabilities	23,164	23,786
Long-term debt	20,375	21,597
Future pension and postretirement benefit obligations	7,231	7,520
Other long-term liabilities	9,431	9,199
Total Liabilities	60,201	62,102
Commitments and contingent liabilities (Note 13)
Redeemable noncontrolling interest	174	238
Shareowners’ Equity:
Common Stock	14,398	13,976
Treasury Stock	(19,908)	(19,251)
Retained earnings	38,629	36,776
Unearned ESOP shares	(132)	(139)
Accumulated other comprehensive loss	(6,000)	(5,448)
Total Shareowners’ Equity	26,987	25,914
Noncontrolling interest	1,382	1,155
Total Equity	28,369	27,069
Total Liabilities and Equity	$88,744	$89,409
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Operating Activities of Continuing Operations:
Income from continuing operations	$2,997	$2,822
Adjustments to reconcile income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	883	625
Deferred income tax provision	10	11
Stock compensation cost	133	96
Change in:
Accounts receivable	(282)	262
Inventories and contracts in progress	(974)	(1,049)
Other current assets	68	(58)
Accounts payable and accrued liabilities	924	744
Global pension contributions	(51)	(24)
Other operating activities, net	(360)	(403)
Net cash flows provided by operating activities of continuing operations	3,348	3,026
Investing Activities of Continuing Operations:
Capital expenditures	(664)	(431)
Investments in businesses	(66)	(209)
Dispositions of businesses	1,299	284
(Increase) decrease in customer financing assets, net	(27)	26
Increase in restricted cash, net	(2)	(10,696)
Increase in collaboration intangible assets	(300)	(1,244)
Other investing activities, net	(132)	(2)
Net cash flows provided by (used in) investing activities of continuing operations	108	(12,272)
Financing Activities of Continuing Operations:
(Repayment) issuance of long-term debt, net	(1,224)	10,784
Decrease in short-term borrowings, net	(302)	(418)
Proceeds from Common Stock issued under employee stock plans	222	138
Dividends paid on Common Stock	(930)	(825)
Repurchase of Common Stock	(670)	—
Other financing activities, net	(83)	(302)
Net cash flows (used in) provided by financing activities of continuing operations	(2,987)	9,377
Discontinued Operations:
Net cash (used in) provided by operating activities	(694)	3
Net cash provided by (used in) investing activities	351	(7)
Net cash used in financing activities	—	—
Net cash flows used in discontinued operations	(343)	(4)
Effect of foreign exchange rate changes on cash and cash equivalents	(53)	(37)
Net increase in cash and cash equivalents	73	90
Cash and cash equivalents, beginning of year	4,836	5,960
Cash and cash equivalents, end of period	4,909	6,050
Less: Cash and cash equivalents of businesses held for sale	—	84
Cash and cash equivalents of continuing operations, end of period	$4,909	$5,966

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at June 30, 2013 and for the quarters and six months ended June 30, 2013 and 2012 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2012 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2012 (2012 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the first six months of 2013, our cash investment in business acquisitions was $66 million, and consisted of a number of small acquisitions, primarily in our commercial businesses.
On May 17, 2013, we completed the sale of the Pratt & Whitney Power Systems business to Mitsubishi Heavy Industries (MHI) and entered into a long-term engineering and manufacturing agreement with MHI. The sale generated a pre-tax gain of approximately $193 million ($132 million after tax). Cash received in connection with the sale was $432 million, excluding contingent consideration valued at approximately $200 million. Pratt & Whitney Power Systems has not been reclassified to Discontinued Operations due to our level of continuing involvement in the business post-sale.
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
Allocation of Consideration Transferred to Net Assets Acquired:
The following amounts represent the final determination of the fair value of identifiable assets acquired and liabilities assumed from the Goodrich acquisition, through completion of the one year measurement period from the date of acquisition as required by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations” (ASC Topic 805). Measurement period adjustments were not significant and were not retroactively reclassified to prior periods.

(Dollars in millions)
Cash and cash equivalents	$538
Accounts receivable, net	1,205
Inventories and contracts in progress, net	1,673
Future income tax benefits, current	266
Other assets, current	647
Fixed assets	2,209
Intangible assets:
Customer relationships and related program assets	8,550
Trademarks	1,550
Other assets	1,593
Short-term borrowings	(84)
Accounts payable	(587)
Accrued liabilities	(2,052)
Long-term debt	(2,961)
Future pension and postretirement benefit obligations	(1,743)
Other long-term liabilities:
Customer contractual obligations	(2,200)
Other long-term liabilities	(3,723)
Noncontrolling interest	(41)
Total identifiable net assets	4,840
Goodwill	11,580
Total consideration transferred	$16,420
In order to allocate the consideration transferred for Goodrich, the fair values of all identifiable assets and liabilities needed to be established. For accounting and financial reporting purposes, fair value is defined under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC Topic 820) as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.
In determining the fair value of identifiable assets acquired and liabilities assumed, a review was conducted for any significant contingent assets or liabilities existing as of the acquisition date. As of June 30, 2013, no significant contingencies related to existing legal or government action have been identified which existed as of the opening balance sheet date. Based upon our existing practices and phase II environmental assessments done on a number of Goodrich sites, we have determined that environmental liability obligations of $325 million were assumed in connection with the Goodrich acquisition.
The fair values of the customer relationships and related program intangible assets, which include the related aerospace program original equipment manufacturing (OEM) and aftermarket cash flows, were determined by using an “income approach” which is the most common valuation approach utilized. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, remaining developmental effort, operational performance including company specific synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are probability-adjusted to reflect the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship and related program intangible assets are being amortized on a straight-line basis

(which approximates the economic pattern of benefits) over the estimated economic life of the underlying programs of 10 to 25 years.
We also identified customer contractual obligations on certain OEM development programs where the expected costs exceed the expected revenue under contract. We measured these liabilities under the measurement provisions of ASC Topic 820, which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Based on the estimated net cash outflows of the OEM developmental programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded assumed liabilities of approximately $2.2 billion. These liabilities will be liquidated in accordance with the underlying economic pattern of obligations, as reflected by the net cash outflows incurred on the OEM developmental programs. Total consumption of the contractual obligation for the quarter and six months ended June 30, 2013 was approximately $71 million and $150 million, respectively. Total consumption of the contractual obligation is expected to be as follows: $134 million remaining in 2013, $286 million in 2014, $218 million in 2015, $239 million in 2016, $236 million in 2017 and $873 million thereafter.
Goodrich had not recorded an income tax liability on the unremitted earnings of its non-U.S. subsidiaries, which were approximately $853 million as of December 31, 2011. In connection with the Goodrich acquisition, UTC made a determination to repatriate certain of these unremitted earnings, making such amounts subject to both U.S. and non-U.S. income taxes. Accordingly, an income tax liability of $219 million was recorded in purchase accounting for the unremitted earnings no longer considered permanently reinvested.
In 2010, Pratt & Whitney entered into a preferred supplier contract with Goodrich for the development and subsequent production of nacelles for the PW1500G (Bombardier C Series) and PW1200G (Mitsubishi Regional Jet). That preferred supplier contract replaced previous contracts and preliminary Memorandum of Understandings entered into in 2006 and 2008. Under the 2010 agreement, Pratt & Whitney agreed to fund Goodrich's non-recurring development effort and established a recurring price for the production nacelles. Prior to the date of the Goodrich acquisition, Pratt & Whitney and Goodrich had asserted claims against each other in a contractual dispute and would have ultimately arbitrated the matter were it not for the acquisition. In accordance with ASC Topic 805, pre-existing relationships must be effectively settled at acquisition as the relationships become intercompany relationships upon acquisition and are eliminated in the post-combination financial statements. Any resulting settlement gains or losses should be measured at fair value and recorded on the acquisition date. Accordingly, a $46 million gain was recorded in other income by Pratt & Whitney in the quarter ended September 30, 2012 based upon a third party determination of the probability-weighted outcome had the matter gone to arbitration. No additional gain or loss was recorded in connection with the settlement of these pre-existing relationships as we determined that the terms of these two contracts were consistent with other similar market transactions at the time of our acquisition of Goodrich.
Under Goodrich's pre-existing management continuity arrangements (MCAs), we assumed change-in-control obligations related to certain executives at Goodrich. We evaluated the change-in-control provisions governed by the MCAs and for certain of the executives, we determined that we had assumed liabilities of approximately $74 million as the benefit payments were effectively single trigger arrangements in substance. We measured the assumed liability based on fair value concepts of ASC Topic 820, using weighted average techniques of possible outcomes of the employees electing to receive such benefits. We expensed approximately $12 million in the quarter ended September 30, 2012 for MCAs where we amended the term of the MCAs beyond the original expiration date for certain executives. We incurred expense of approximately $9 million in connection with MCA payments made during the quarter ended June 30, 2013.
Supplemental Pro-Forma Data:
Goodrich's results of operations have been included in UTC's financial statements for the periods subsequent to the completion of the acquisition on July 26, 2012. The following unaudited supplemental pro-forma data for the quarter and six months ended June 30, 2012 presents consolidated information as if the acquisition had been completed on January 1, 2011. There were no significant pro-forma adjustments required for the quarter and six months ended June 30, 2013. The pro-forma results were calculated by combining the results of UTC with the stand-alone results of Goodrich for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

(Dollars in millions, except per share amounts)	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012
Net sales	$15,802	$30,218
Net income attributable to common shareowners from continuing operations	1,542	2,830
Basic earnings per share of common stock from continuing operations	1.73	3.17
Diluted earnings per share of common stock from continuing operations	1.70	3.13

The unaudited supplemental pro-forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2011, as adjusted for the applicable tax impact:

(Dollars in millions)	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012
Amortization of acquired Goodrich intangible assets, net[1]	$46	$92
Utilization of contractual customer obligation[2]	(47)	(93)
UTC/Goodrich fees for advisory, legal, accounting services[3]	(29)	(57)
Interest expense incurred on acquisition financing, net[4]	24	67
1 Added the additional amortization of the acquired Goodrich intangible assets recognized at fair value in purchase accounting and eliminated the historical Goodrich intangible asset amortization expense.
2 Added the additional utilization of the Goodrich contractual customer obligation recognized in purchase accounting.
3 Removed the UTC/Goodrich fees that were incurred in connection with the acquisition of Goodrich from the first quarter and six months of 2012, and considered those fees as incurred during the corresponding periods of 2011.
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
In connection with regulatory approval of UTC's acquisition of Goodrich, regulatory authorities required UTC to dispose of the Goodrich electric power systems and the Goodrich pumps and engine controls businesses. Pursuant to regulatory obligations, these businesses had been held separately from UTC's and Goodrich's ongoing businesses since the acquisition of Goodrich by UTC. On March 18, 2013, we completed the sale of the Goodrich pumps and engine controls business to Triumph Group, Inc., and on March 26, 2013, we completed the sale of the Goodrich electric power systems business to Safran S.A. Combined proceeds from the sales of the two businesses were approximately $600 million.
In 2012, the UTC Board of Directors approved plans for the divestiture of a number of non-core businesses. Cash generated from these divestitures is being used to repay debt incurred to finance the acquisition of Goodrich. See Note 2 for further discussion.
On June 29, 2012, Pratt & Whitney, Rolls Royce plc (Rolls-Royce), MTU Aero Engines AG (MTU), and Japanese Aero Engines Corporation (JAEC), participants in the IAE collaboration, completed a restructuring of their interests in IAE. Under the terms of the agreement, Rolls-Royce sold its ownership and collaboration interests in IAE to Pratt & Whitney, while also entering into an agreement to license its V2500 intellectual property to Pratt & Whitney. In exchange for the increased ownership and collaboration interests and intellectual property license, Pratt & Whitney paid Rolls-Royce $1.5 billion at closing with additional payments due to Rolls-Royce during the fifteen year period following closing of the purchase, conditional upon each hour flown by V2500-powered aircraft in service at the closing. The collaboration interest and intellectual property licenses are reflected as intangible assets and will be amortized in relation to the economic benefits received over the remaining estimated 30 year life of the V2500 program. As a result of these transactions, Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, we have determined that IAE is a variable interest entity, and Pratt & Whitney its primary beneficiary under the criteria established in the FASB ASC Topic 810 “Consolidations” and has, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for IAE in our Consolidated Balance Sheet as of June 30, 2013 are as follows:

(Dollars in millions)
Current assets	$1,482
Noncurrent assets	961
Total assets	$2,443

Current liabilities	$1,678
Noncurrent liabilities	983
Total liabilities	$2,661
Goodwill. Changes in our goodwill balances for the six months ended June 30, 2013 were as follows:

(Dollars in millions)	Balance as of January 1, 2013	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of June 30, 2013
Otis	$1,583	$126	$(62)	$1,647
UTC Climate, Controls & Security	9,868	2	(253)	9,617
Pratt & Whitney	1,238	—	35	1,273
UTC Aerospace Systems	14,754	298	(107)	14,945
Sikorsky	353	—	(4)	349
Total Segments	27,796	426	(391)	27,831
Eliminations and other	5	—	(1)	4
Total	$27,801	$426	$(392)	$27,835
Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2013		December 31, 2012
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,181	$(1,216)	$2,127	$(1,202)
Patents and trademarks	378	(171)	412	(167)
IAE collaboration	1,845	—	1,526	—
Customer relationships and other	11,944	(1,911)	11,901	(1,718)
	16,348	(3,298)	15,966	(3,087)
Unamortized:
Trademarks and other	2,251	—	2,310	—
Total	$18,599	$(3,298)	$18,276	$(3,087)
The customer relationships intangible assets include payments made to our customers to secure certain contractual rights and are being amortized on a straight-line basis, as it approximates the underlying economic pattern of benefits. In accordance with the FASB ASC Topic 605, “Customer Payments and Incentives,” we classify amortization of such payments as a reduction of sales. The IAE collaboration intangible asset is being amortized based upon the economic pattern of benefits as represented by the underlying cash flows. As these cash flows have been negative to date, no amortization has yet been recorded. Amortization of intangible assets for the quarter and six months ended June 30, 2013 was $176 million and $351 million respectively, compared with $96 million and $195 million for the same periods of 2012. The following is the expected amortization of intangible assets for the years 2013 through 2018:

(Dollars in millions)	Remaining 2013	2014	2015	2016	2017	2018
Amortization expense	$342	$670	$633	$614	$607	$634

Note 2: Discontinued Operations
In 2012, the UTC Board of Directors approved plans for the divestiture of a number of non-core businesses, which were completed with the sale of Pratt & Whitney Rocketdyne (Rocketdyne), as discussed below. Cash generated from these divestitures has been used to repay debt incurred to finance the Goodrich acquisition.
On June 14, 2013, we completed the sale of substantially all operations of Rocketdyne to GenCorp Inc. The sale generated a pre-tax loss of approximately $17 million ($10 million after tax) which has been included in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income. We had previously recorded pre-tax goodwill impairment charges of approximately $360 million ($220 million after tax) during the six months ended June 30, 2012 related to Rocketdyne.
On February 12, 2013, we completed the disposition of UTC Power to ClearEdge Power. The disposition resulted in payments by UTC totaling $48 million, which included capitalization of the business prior to the sale and interim funding of operations as the buyer took control of a loss generating business. We have no continuing involvement with the UTC Power business post disposition.
The legacy Hamilton Sundstrand Industrial businesses, as well as Clipper Windpower (Clipper), Rocketdyne and UTC Power all met the "held-for-sale" criteria in 2012. The results of operations, including the net realized gains and losses on disposition, and the related cash flows which result from these non-core businesses, have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Comprehensive Income and Cash Flows. The dispositions of Clipper and the legacy Hamilton Sundstrand Industrial businesses were completed in 2012.
The following summarized financial information for our discontinued operations businesses, up to the point of sale, has been segregated from continuing operations and reported as Discontinued Operations:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Discontinued Operations:
Net sales	$146	$562	$309	$1,086
Income (loss) from operations	$43	$(182)	$63	$(1,108)
Income tax (expense) benefit	(24)	76	(32)	160
Income (loss) from operations, net of income taxes	19	(106)	31	(948)
Loss on disposal	(25)	(31)	(40)	(36)
Income tax benefit (expense)	14	1	13	(9)
Net income (loss) on discontinued operations	$8	$(136)	$4	$(993)
Income (loss) from operations of discontinued operations for the quarter and six months ended June 30, 2012 includes pre-tax impairment charges of approximately $179 million and $1,135 million, respectively. These amounts were previously included in loss on disposal of discontinued operations and have been reclassified for consistency of presentation.

Note 3: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts; shares in millions)	2013	2012	2013	2012
Net income attributable to common shareowners:
Net income from continuing operations	$1,552	$1,466	$2,822	$2,655
Net income (loss) from discontinued operations	8	(138)	4	(997)
Net income attributable to common shareowners	$1,560	$1,328	$2,826	$1,658
Basic weighted average number of shares outstanding	901.1	893.4	901.0	892.1
Stock awards	13.0	11.4	12.8	12.1
Diluted weighted average number of shares outstanding	914.1	904.8	913.8	904.2
Earnings (Loss) Per Share of Common Stock - Basic:
Net income from continuing operations	$1.72	$1.64	$3.13	$2.98
Net income (loss) from discontinued operations	0.01	(0.16)	0.01	(1.12)
Net income attributable to common shareowners	1.73	1.49	3.14	1.86
Earnings (Loss) Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.70	$1.62	$3.09	$2.94
Net income (loss) from discontinued operations	0.01	(0.15)	0.01	(1.10)
Net income attributable to common shareowners	1.71	1.47	3.09	1.83

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the quarter ended June 30, 2013 there were no anti-dilutive stock awards excluded from the computation. For the quarter ended June 30, 2012, there were 6.2 million anti-dilutive stock awards excluded from the computation. For the six months ended June 30, 2013 and 2012 there were no anti-dilutive stock awards excluded from the computation. There was no impact on diluted earnings per share due to our equity unit offering in 2012.
Note 4: Inventories and Contracts in Progress

(Dollars in millions)	June 30, 2013	December 31, 2012
Raw materials	$1,928	$1,861
Work-in-process	4,544	4,151
Finished goods	3,385	3,205
Contracts in progress	7,689	7,354
	17,546	16,571
Less:
Progress payments, secured by lien, on U.S. Government contracts	(321)	(274)
Billings on contracts in progress	(6,993)	(6,760)
	$10,232	$9,537

As of June 30, 2013 and December 31, 2012, inventories include capitalized contract development costs of $837 million and $823 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventories principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian Government. The CH-148 is a derivative of the H-92, a military variant of the S-92.

Note 5: Borrowings and Lines of Credit

(Dollars in millions)	June 30, 2013	December 31, 2012
Commercial paper	$50	$320
Other borrowings	146	183
Total short-term borrowings	$196	$503
At June 30, 2013, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of June 30, 2013, there were no borrowings under either of these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2013, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock.
On May 7, 2013, we commenced cash tender offers for two series of outstanding notes issued by Goodrich and the 1.200% Senior Notes issued by UTC. These offers expired on June 4, 2013. Holders validly tendering their notes by May 21, 2013 received consideration determined by reference to a fixed spread over the yield to maturity of the applicable U.S. Treasury security with the same maturity as the note being tendered, plus an early tender payment of $50 per $1,000 principal amount of notes accepted for purchase. Holders validly tendering their notes after May 21, 2013 but prior to June 4, 2013 received consideration determined by reference to a fixed spread over the yield to maturity of the applicable U.S. Treasury security with the same maturity as the notes being tendered. A total of $874 million principal amount of all notes subject to the tender offers, and $36 million of the fair value adjustment related to the notes assumed in the Goodrich acquisition, were repaid, including approximately $103 million principal amount of the 2016 Goodrich 6.290% notes, approximately $98 million principal amount of the 2019 Goodrich 6.125% notes, and approximately $674 million principal amount of the 2015 UTC Senior Notes. An extinguishment loss of approximately $18 million was recognized within Interest expense, net in the accompanying Condensed Consolidated Statements of Comprehensive Income.
On June 24, 2013, we redeemed all remaining outstanding 1.200% Senior Notes due 2015, representing $327 million in aggregate principal, under our redemption notice issued on May 24, 2013. An extinguishment loss of approximately $6 million was recognized within Interest expense, net in the accompanying Condensed Consolidated Statements of Comprehensive Income.
On July 24, 2013, we called for redemption of all outstanding 6.125% notes due March 1, 2019 issued by Goodrich, representing approximately $202 million in aggregate principal, to be redeemed in August 2013. These Goodrich notes are being refinanced to achieve future interest savings.
As previously disclosed, on December 6, 2012, we announced that we had commenced cash tender offers for six series of outstanding notes issued by Goodrich. These offers expired on January 7, 2013. Approximately $637 million in aggregate principal amount of notes subject to the tender offers and $126 million of the fair value adjustment were repaid, with $635 million in aggregate principal amount being eligible for the early tender premium and approximately $2 million in aggregate principal amount being paid on January 8, 2013. An extinguishment loss of approximately $26 million was recognized within Interest expense, net during 2012.
Long-term debt consisted of the following:

(Dollars in millions)	June 30, 2013	December 31, 2012
LIBOR§ plus 0.270% floating rate notes due 2013	$1,000	$1,000
LIBOR§ plus 0.500% floating rate notes due 2015	500	500
1.200% notes due 2015*	—	1,000
4.875% notes due 2015*	1,200	1,200
6.290% notes due 2016‡	188	291
5.375% notes due 2017*	1,000	1,000
1.800% notes due 2017*	1,500	1,500
6.800% notes due 2018‡	99	99
6.125% notes due 2019‡	202	300
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	1,250
4.875% notes due 2020‡	171	171
3.600% notes due 2021‡	294	295
8.750% notes due 2021	250	250
3.100% notes due 2022*	2,300	2,300
1.550% junior subordinated notes due 2022†	1,100	1,100
7.100% notes due 2027‡	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.800% notes due 2036‡	134	134
7.000% notes due 2038‡	159	159
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
4.500% notes due 2042*	3,500	3,500
Project financing obligations	73	100
Other (including capitalized leases and discounts)‡	436	403
Total principal long-term debt	21,169	22,365
Other (fair market value adjustment)‡	291	353
Total long-term debt	21,460	22,718
Less: current portion	1,085	1,121
Long-term debt, net of current portion	$20,375	$21,597

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

‡	Includes notes and remaining fair market value adjustments that were assumed as a part of the Goodrich acquisition on July 26, 2012.

§	The three-month LIBOR rate as of June 30, 2013 was approximately 0.3%.

We have an existing universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of equity and debt securities for future issuance, subject to our internal limitations on the amount of equity and debt to be issued under this shelf registration statement.
Note 6: Income Taxes
We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Belgium, Canada, China, France, Germany, Hong Kong, Italy, Japan, South Korea, Singapore, Spain, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized; interest accrued in relation to unrecognized tax benefits is recorded in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $30 million to a net decrease of $450 million as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals or in the courts, or the closure of tax statutes. A portion of this net change may impact the Company's income tax expense. Not included in the range is €237 million (approximately $310 million) of tax benefits related to certain deductions claimed in France for tax years 2008 through 2011 that the French Revenue Authority has proposed to disallow. This amount includes a €61 million adjustment for tax year 2011 proposed during the quarter ended June 30, 2013. This is a recurring issue and it is expected that similar challenges will be raised in subsequent tax years until the issue is resolved. Resolution discussions with the French Revenue Authority on this matter have been unsuccessful to date and UTC may be required to pursue the defense of the issue through litigation, which could be commenced within the next twelve months. UTC intends to assert a vigorous defense and believes it should prevail on the issue. Accordingly, no tax expense has been accrued for this matter. Also, not included in the range is €203 million (approximately $266 million) of tax benefits that we have claimed related to a 1998 German reorganization. A portion of these tax benefits was denied by the German Tax Office on July 5, 2012, as a result of the audit of tax years 1999 to 2000. On August 3, 2012, the Company filed suit in the German Tax Court and expects to litigate this case. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. In May 2010, the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.

UTC tax years 2006 through 2008 are currently before the Appeals Division of the IRS (IRS Appeals) for resolution discussions regarding certain proposed adjustments with which UTC does not agree and are currently expected to continue into 2014. Tax years 2009 and 2010 are under review by the Examination Division of the IRS (IRS Examination), which is expected to continue into 2014. During the quarter ended June 30, 2013, the Company recognized a settlement gain of approximately $34 million for interest relating to the closure of IRS audits of UTC through 2005. This gain includes cash and non-cash components in the amounts of approximately $10 million and $24 million, respectively.

The Company is currently engaged in litigation regarding the proper timing of certain deductions taken by Goodrich in its tax years 2001 and 2002, prior to its acquisition by UTC, which is expected to continue through 2013. The Company is also engaged in litigation with respect to a separate issue involving the proper timing of deductions taken by Goodrich Corporation in its tax years 2005 and 2006, prior to its acquisition by UTC, which is currently expected to continue into 2014. This is a recurring issue and it is expected that the IRS will continue to challenge it in subsequent tax years, potentially including post-acquisition years, until the issue is resolved. Goodrich pre-acquisition tax years 2007 and 2008 are currently before IRS Appeals for resolution discussions regarding certain disputed proposed adjustments, including the recurring timing issue described above, and are currently expected to continue into 2014. During the quarter, the IRS completed examination activity of Goodrich pre-acquisition tax years 2009 and 2010 and transferred the case to IRS Appeals for resolution discussions regarding certain proposed adjustments with which the Company does not agree, including the recurring timing issue described above. The completion of 2009 and 2010 examination activity resulted in a non-cash settlement gain of approximately $24 million, including $2 million of interest, during the quarter ended June 30, 2013.
Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. As part of our acquisition of Goodrich on July 26, 2012, we assumed approximately $1.5 billion of pension and postretirement benefit plan obligations. Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Defined Benefit Plans	$22	$11	$51	$24
Defined Contribution Plans	$80	$56	$183	$118
There were no contributions to our domestic defined benefit pension plans in the first six months of 2013 and 2012.
The following tables illustrate the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Service cost	$142	$115	$1	$1
Interest cost	343	313	9	8
Expected return on plan assets	(526)	(456)	—	—
Amortization	(9)	(3)	(3)	—
Recognized actuarial net loss (gain)	240	180	(1)	(2)
Net settlement and curtailment (gain) loss	(14)	7	—	—
Total net periodic benefit cost	$176	$156	$6	$7

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Service cost	$286	$230	$2	$2
Interest cost	686	626	19	16
Expected return on plan assets	(1,053)	(912)	—	—
Amortization	(18)	(6)	(6)	—
Recognized actuarial net loss (gain)	480	361	(2)	(4)
Net settlement and curtailment (gain) loss	(17)	35	—	—
Total net periodic benefit cost	$364	$334	$13	$14

Net settlements and curtailment gains for pension benefits include curtailment gains of approximately $19 million and $24 million related to, and recorded in, discontinued operations for the quarter and six months ended June 30, 2013, respectively. Net settlements and curtailment losses for pension benefits include curtailment losses of approximately $3 million and $24 million related to, and recorded in, discontinued operations for the quarter and six months ended June 30, 2012, respectively.
Note 8: Restructuring Costs
During the six months ended June 30, 2013, we recorded net pre-tax restructuring costs totaling $240 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$49
UTC Climate, Controls & Security	38
Pratt & Whitney	100
UTC Aerospace Systems	41
Sikorsky	14
Restructuring costs recorded within continuing operations	242
Restructuring costs recorded within discontinued operations	(2)
Total	$240
The net costs included $101 million recorded in cost of sales, $140 million in selling, general and administrative expenses, $1 million in other income, net, and ($2) million in discontinued operations. As described below, these costs primarily relate to actions initiated during 2013 and 2012.
2013 Actions. During the six months ended June 30, 2013, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $202 million, including $68 million in cost of sales and $134 million in selling, general and administrative expenses.
We expect the actions initiated in the six months ended June 30, 2013 to result in net workforce reductions of approximately 2,400 hourly and salaried employees, the exiting of approximately 400 thousand net square feet of facilities and the disposal of assets associated with exited facilities. As of June 30, 2013, we have completed net workforce reductions of approximately 700 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2013 and 2014. No specific plans for significant other actions have been finalized at this time.
The following table summarizes the accrual balances and utilization by cost type for the 2013 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at March 31, 2013	$13	$—	$—	$13
Net pre-tax restructuring costs	163	12	7	182
Utilization and foreign exchange	(23)	(12)	—	(35)
Balance at June 30, 2013	$153	$—	$7	$160
The following table summarizes expected, incurred and remaining costs for the 2013 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$215	$12	$33	$260
Costs incurred - quarter ended March 31, 2013	(19)	—	(1)	(20)
Costs incurred - quarter ended June 30, 2013	(163)	(12)	(7)	(182)
Balance at June 30, 2013	$33	$—	$25	$58
The following table summarizes expected, incurred and remaining costs for the 2013 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs incurred Quarter ended March 31, 2013	Costs incurred Quarter ended June 30, 2013	Remaining Costs at June 30, 2013
Otis	$53	$(6)	$(35)	$12
UTC Climate, Controls & Security	51	(8)	(18)	25
Pratt & Whitney	111	(6)	(93)	12
UTC Aerospace Systems	37	—	(28)	9
Sikorsky	8	—	(8)	—
Total	$260	$(20)	$(182)	$58
2012 Actions. During the six months ended June 30, 2013, we recorded net pre-tax restructuring costs totaling $38 million for restructuring actions initiated in 2012, including $31 million in cost of sales, $6 million in selling, general and administrative expenses, and $1 million in other income, net. The 2012 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.
As of June 30, 2013, we have completed net workforce reductions of approximately 5,900 employees of an expected 7,100 employees, and have exited approximately 1.4 million net square feet of facilities of an expected 3 million net square feet. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2013 and 2014.
The following table summarizes the accrual balances and utilization by cost type for the 2012 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at March 31, 2013	$201	$—	$51	$252
Net pre-tax restructuring costs	(1)	—	10	9
Utilization and foreign exchange	(58)	—	(14)	(72)
Balance at June 30, 2013	$142	$—	$47	$189
The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$480	$15	$162	$657
Costs incurred through December 31, 2012	(452)	(14)	(110)	(576)
Costs incurred - quarter ended March 31, 2013	(18)	(1)	(10)	(29)
Costs incurred - quarter ended June 30, 2013	1	—	(10)	(9)
Balance at June 30, 2013	$11	$—	$32	$43
The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs incurred through December 31, 2012	Costs incurred Quarter ended March 31, 2013	Costs incurred Quarter ended June 30, 2013	Remaining Costs at June 30, 2013
Otis	$154	$(146)	$(1)	$(2)	$5
UTC Climate, Controls & Security	153	(123)	(14)	(1)	15
Pratt & Whitney	99	(94)	(1)	—	4
UTC Aerospace Systems	152	(121)	(8)	(5)	18
Sikorsky	54	(47)	(5)	(1)	1
Eliminations and other	19	(19)	—	—	—
Discontinued operations	26	(26)	—	—	—
Total	$657	$(576)	$(29)	$(9)	$43
2011 Actions. As of June 30, 2013, we have approximately $17 million of accrual balances remaining related to 2011 actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $12.5 billion and $11.8 billion at June 30, 2013 and December 31, 2012, respectively.
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
The following table summarizes the fair value of derivative instruments as of June 30, 2013 and December 31, 2012 which consist solely of foreign exchange contracts:

	June 30, 2013		December 31, 2012
(Dollars in millions)	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Balance Sheet Asset Locations:
Other assets, current	$8	$82	$48	$47
Other assets	3	5	30	3
	11	87	78	50
Total Asset Derivative Contracts		$98		$128
Balance Sheet Liability Locations:
Accrued liabilities	$53	$111	$10	$136
Other long-term liabilities	40	1	1	2
	93	112	11	138
Total Liability Derivative Contracts		$205		$149
The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Loss recorded in Accumulated other comprehensive loss	$(64)	$(155)	$(161)	$(63)
Loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$(15)	$(8)	$(23)	$(19)
Assuming current market conditions continue, a $21 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2013, all derivative contracts accounted for as cash flow hedges will mature by July 2015.
The effect on the Condensed Consolidated Statement of Comprehensive Income from foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
(Loss) gain recognized in Other income, net	$(9)	$(78)	$23	$(40)
Valuation Hierarchy. The following table provides the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012:

(Dollars in millions)	Total Carrying Value at June 30, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Recurring fair value measurements:
Available-for-sale securities	$827	$827	$—	$—
Derivative assets	98	—	98	—
Derivative liabilities	(205)	—	(205)	—
Nonrecurring fair value measurements:
Business dispositions	13	—	13	—
During the six months ended June 30, 2013, we recorded an approximately $38 million net gain from UTC Climate, Controls & Security's ongoing portfolio transformation, primarily due to a gain on the sale of a business in Hong Kong. In addition, we recorded an approximately $193 million gain from the sale of the Pratt & Whitney Power Systems business (see Note 1).

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
During the six months ended June 30, 2012, we recorded net gains on nonrecurring fair value measurements of approximately $222 million within Other income, net from UTC Climate, Controls & Security's ongoing portfolio transformation efforts. These net gains include approximately $357 million from the sales of controlling interests in manufacturing and distribution joint ventures in Asia and Canada, of which approximately $272 million were non-cash. These gains were partially offset by $103 million of other-than-temporary impairment charges related to business dispositions and a $32 million loss on the disposition of the U.S. fire and security branch operations.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities are managed on the basis of net exposure to market and credit risks of each of the counterparties. The fair value for these derivative assets and liabilities is measured at the price that would be received on a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of June 30, 2013, there were no significant transfers in and out of Level 1 and Level 2.
As of June 30, 2013, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$646	$586	$499	$464
Customer financing notes receivable	408	354	375	371
Short-term borrowings	(196)	(196)	(503)	(503)
Long-term debt (excluding capitalized leases)	(21,412)	(21,890)	(22,665)	(25,606)
Long-term liabilities	(279)	(250)	(182)	(167)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of June 30, 2013:

(Dollars in millions)	Total Fair Value at June 30, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Long-term receivables	$586	$—	$586	$—
Customer financing notes receivable	354	—	354	—
Short-term borrowings	(196)	—	(50)	(146)
Long-term debt (excluding capitalized leases)	(21,890)	—	(21,787)	(103)
Long-term liabilities	(250)	—	(250)	—
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
We had commercial aerospace financing and other contractual commitments totaling approximately $12.1 billion at June 30, 2013, including approximately $6.5 billion of IAE commitments, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. We had commercial aerospace financing and other contractual commitments of approximately $10.9 billion at December 31, 2012, which included approximately $5.8 billion of IAE commitments. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitment itself is not readily determinable.
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
Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as “Other assets” in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as “Customer financing assets” in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace long-term receivables as of June 30, 2013 and December 31, 2012:

(Dollars in millions)	June 30, 2013	December 31, 2012
Long-term trade accounts receivable	$608	$593
Notes and leases receivable	603	584
Total long-term receivables	$1,211	$1,177
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
Long-term receivables can be considered delinquent if payment has not been received in accordance with the underlying agreement. If determined delinquent, long-term trade accounts receivable and notes and leases receivable balances accruing interest may be placed on non-accrual status. We record potential losses related to long-term receivables when identified. The reserve for credit losses on these receivables relates to specifically identified receivables that are evaluated individually for impairment. For notes and leases receivable, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Uncollectible long-term receivables are written-off when collection of the indebtedness has been pursued for a reasonable period of time without collection; the customer is no longer in operation; or judgment has been levied, but the underlying assets are not adequate to satisfy the indebtedness. At both June 30, 2013 and December 31, 2012, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
The following table provides the balance of aerospace industry long-term receivables and summarizes the associated changes in the reserve for estimated credit losses and exposure for the six months ended June 30, 2013 and 2012, respectively:

(Dollars in millions)	2013	2012
Beginning balance of the reserve for credit losses and exposure as of January 1	$60	$70
Provision	4	1
Charge-offs	(13)	—
Recoveries	(1)	(1)
Other	(2)	(4)
Ending balance of the reserve for credit losses and exposure: individually evaluated for impairment as of June 30	$48	$66
Ending balance of long-term receivables: individually evaluated for impairment as of June 30	$1,211	$739
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
The following table summarizes the credit risk profile by creditworthiness category for aerospace long-term receivable balances at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(Dollars in millions)	Long-term trade accounts receivable	Notes and leases receivable	Long-term trade accounts receivable	Notes and leases receivable
A - (low risk, collateralized/uncollateralized)	$584	$32	$569	$26
B - (moderate risk, collateralized/uncollateralized)	21	427	21	458
C - (high risk, collateralized/uncollateralized)	3	144	3	100
D - (in default, uncollateralized)	—	—	—	—
Total	$608	$603	$593	$584

Note 11: Shareowners’ Equity and Noncontrolling Interest
A summary of the changes in shareowners’ equity and noncontrolling interest comprising total equity for the quarters and six months ended June 30, 2013 and 2012 is provided below:

	Quarter Ended June 30,
	2013			2012
(Dollars in millions)	Share-owners’ Equity	Non-controlling Interest	Total Equity	Share-owners’ Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$26,194	$1,369	$27,563	$22,492	$1,057	$23,549
Comprehensive income (loss) for the period:
Net income	1,560	93	1,653	1,328	94	1,422
Total other comprehensive loss	(133)	(5)	(138)	(674)	(27)	(701)
Total comprehensive income for the period	1,427	88	1,515	654	67	721
Common Stock issued under employee plans	201		201	104		104
Common Stock repurchased	(335)		(335)	—		—
Equity Units Issuance	—		—	(216)		(216)
Dividends on Common Stock	(465)		(465)	(413)		(413)
Dividends on ESOP Common Stock	(17)		(17)	(16)		(16)
Dividends attributable to noncontrolling interest		(71)	(71)		(72)	(72)
Purchase of subsidiary shares from noncontrolling interest	(18)	(1)	(19)	—	(2)	(2)
Sale of subsidiary shares in noncontrolling interest	—	5	5	—	20	20
Acquisition of noncontrolling interest		—	—		47	47
Disposition of noncontrolling interest		(5)	(5)		—	—
Redeemable noncontrolling interest in subsidiaries’ earnings		(2)	(2)		(7)	(7)
Redeemable noncontrolling interest in total other comprehensive income		2	2		7	7
Change in redemption value of put options	—		—	(1)		(1)
Redeemable noncontrolling interest reclassification to noncontrolling interest		(3)	(3)		4	4
Equity, end of period	$26,987	$1,382	$28,369	$22,604	$1,121	$23,725

	Six Months Ended June 30,
	2013			2012
(Dollars in millions)	Share-owners’ Equity	Non-controlling Interest	Total Equity	Share-owners’ Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$25,914	$1,155	$27,069	$21,880	$940	$22,820
Comprehensive income (loss) for the period:
Net income	2,826	175	3,001	1,658	171	1,829
Total other comprehensive loss	(552)	(26)	(578)	(185)	(19)	(204)
Total comprehensive income for the period	2,274	149	2,423	1,473	152	1,625
Common Stock issued under employee plans	452		452	333		333
Common Stock repurchased	(670)		(670)	—		—
Equity Units Issuance	—		—	(216)		(216)
Dividends on Common Stock	(930)		(930)	(825)		(825)
Dividends on ESOP Common Stock	(34)		(34)	(32)		(32)
Dividends attributable to noncontrolling interest		(127)	(127)		(130)	(130)
Purchase of subsidiary shares from noncontrolling interest	(19)	(10)	(29)	(8)	(3)	(11)
Sale of subsidiary shares in noncontrolling interest	—	242	242	—	35	35
Acquisition of noncontrolling interest		—	—		55	55
Disposition of noncontrolling interest		(5)	(5)		(4)	(4)
Redeemable noncontrolling interest in subsidiaries’ earnings		(2)	(2)		(11)	(11)
Redeemable noncontrolling interest in total other comprehensive income		6	6		8	8
Change in redemption value of put options	—		—	(1)		(1)
Redeemable noncontrolling interest reclassification to noncontrolling interest		(26)	(26)		79	79
Equity, end of period	$26,987	$1,382	$28,369	$22,604	$1,121	$23,725
As of January 1, 2013, we adopted the provisions of the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." As a result of this adoption, we have disclosed below the significant items reclassified to net income in their entirety during the period.
A summary of the changes in each component of accumulated other comprehensive loss, net of tax for the six months ended June 30, 2013 are provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$654	$(6,250)	$145	$3	$(5,448)
Other comprehensive (loss) income before reclassifications	(794)	38	82	(120)	(794)
Amounts reclassified from accumulated other comprehensive (loss) income	(32)	290	(33)	17	242
Balance at June 30, 2013	$(172)	$(5,922)	$194	$(100)	$(6,000)

Details of the reclassification out of accumulated other comprehensive loss for the quarter and six months ended June 30, 2013 is provided below:

Details about Accumulated Other Comprehensive Loss Components Reclassified to Net Income (Dollars in millions)	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line item in the Condensed Consolidated Statement of Comprehensive Income
	Income (Expense)	Income (Expense)
Foreign Currency Translation:
Recognized due to business disposition	$36	$32	Other income, net
Defined Benefit Pension and Post-retirement Plans:
Amortization of prior-service costs and transition obligation	$12	$24	Note (1)
Recognized actuarial net loss	(239)	(478)	Note (1)
Total before tax	(227)	(454)
Tax benefit	83	164	Income tax expense
Net of tax	$(144)	$(290)
Unrealized Gains on Available-for-Sale Securities:
Realized gain on sale of securities, before tax	$27	$54	Other income, net
Tax expense	(11)	(21)	Income tax expense
Net of tax	$16	$33
Unrealized Hedging (Losses) Gains:
Foreign exchange contracts	$(15)	$(23)	Product sales
Other contracts	—	2	Other income, net
Total before tax	(15)	(21)
Tax benefit	3	4	Income tax expense
Net of tax	$(12)	$(17)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters and six months ended June 30, 2013 and 2012 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Redeemable noncontrolling interest, beginning of period	$255	$243	$238	$358
Net income	1	7	2	11
Foreign currency translation, net	(2)	(7)	(6)	(8)
Dividends attributable to noncontrolling interest	—	—	(3)	(11)
Purchase of subsidiary shares from noncontrolling interest	—	(2)	—	(34)
Disposition of noncontrolling interest	(82)	—	(82)	—
Change in redemption value of put options	—	1	—	1
Redeemable noncontrolling interest reclassification to noncontrolling interest	2	(4)	25	(79)
Redeemable noncontrolling interest, end of period	$174	$238	$174	$238
Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarters and six months ended June 30, 2013 and 2012 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Net income attributable to common shareowners	$1,560	$1,328	$2,826	$1,658
Transfers to noncontrolling interests:
Decrease in common stock for purchase of subsidiary shares	(18)	—	(19)	(8)
Change from net income attributable to common shareowners and transfers to noncontrolling interests	$1,542	$1,328	$2,807	$1,650
Note 12: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. As disclosed in Note 2, on June 14, 2013 we completed the sale of substantially all operations of Rocketdyne to GenCorp Inc. Following the sale, certain guarantees of Rocketdyne's performance under existing contracts remain in place, which resulted in an increase in our performance guarantees of approximately $123 million, with no associated significant carrying amount of a liability as of June 30, 2013. There have been no other material changes to guarantees outstanding since December 31, 2012.
The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Balance as of January 1	$1,332	$1,468
Warranties and performance guarantees issued	159	156
Settlements made	(132)	(152)
Other	—	(341)
Balance as of June 30	$1,359	$1,131
The decrease reflected in “Other” during the six months ended June 30, 2012 primarily reflects the impact of warranty reserves reclassified to Liabilities held for sale, as part of the Clipper disposition. See Note 2 for further discussion.
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
In conjunction with the completion of our acquisition of Goodrich on July 26, 2012, we recorded additional environmental reserves of $325 million. See Note 1 for further discussion.
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
As previously disclosed, the United States government sued us in 1999 in the United States District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. The claims relate to the “Fighter Engine Competition” between Pratt & Whitney's F100 engine and General Electric's F110 engine. The government alleged that it overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial, which ended in April, 2005, the government claimed Pratt & Whitney's liability to be approximately $624 million. On August 1, 2008, the trial court held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions after the alleged overstatements were made. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in its 1983 initial engine pricing proposal. In the absence of actual damages, the trial court awarded the government the maximum civil penalty of approximately $7 million, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. In September 2008, both the government and UTC appealed the decision to the United States Court of Appeals for the Sixth Circuit. On November 18, 2010, the Sixth Circuit affirmed Pratt & Whitney's liability under the False Claims Act, but remanded the case to the trial court for further proceedings on the issues of False Claims Act damages and common law liability and damages.
On June 18, 2012, the trial court found that Pratt & Whitney had breached obligations imposed by common law based on the same conduct with respect to which the court previously found liability under the False Claims Act. Under the common law claims, the U.S. Air Force is entitled to seek damages for events occurring before March 3, 1989, which are not recoverable under the False Claims Act.
On June 17, 2013, the trial court awarded the government approximately $473 million in damages and penalties, plus prejudgment interest in an amount to be determined. On July 1, 2013, the trial court, after determining the amount of prejudgment interest, entered judgment in favor of the government in the amount of approximately $664 million. The trial court also awarded postjudgment interest on the full amount of the judgment to accrue from July 2, 2013, at the federal variable interest rate determined pursuant to 28 U.S.C. § 1961. The judgment included four different components of damages: (1) common law damages of approximately $109 million; (2) prejudgment interest on common law damages of approximately $191 million; (3) False Claims Act treble damages of approximately $357 million; and (4) penalties of approximately $7 million. The penalty component of the judgment previously was affirmed by the United States Court of Appeals in 2010.
We strongly disagree with the trial court's analysis and conclusions. We will file an appeal from the judgment to the United States Court of Appeals for the Sixth Circuit on or before September 1, 2013. Based on our analysis, we continue to believe that there is no basis for any common law liability for the inaccurate statements. We also believe that the government suffered no actual damages as a result of the inaccurate statements made in 1983 and, therefore, there is no basis in fact or law for the award of common law damages, prejudgment interest or False Claims Act treble damages. If, contrary to our expectations, all or any portion of the judgment should ultimately be affirmed, we estimate a range of possible loss from approximately $24 million to $657 million in excess of amounts previously accrued, plus postjudgment interest. The outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized and cash flows for the period in which damages would be paid.
As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges that it made to Sikorsky since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky's liability was approximately $95 million (including interest through March 31, 2013). We believed this claim was without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter concluded in January 2013 and on March 22, 2013, the U.S. Court of Federal Claims issued a written decision in favor of Sikorsky determining that the DOD had failed to prove its claims because Sikorsky's calculation of material overhead complied with the cost accounting standards. DOD has appealed this decision. We do not believe the ultimate resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office concerning €203 million (approximately $266 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. A portion of these tax benefits were disallowed by the local German Tax Office on July 5, 2012, as a result of the audit of tax years 1999 to 2000. The legal and factual issues relating to the denial of the tax benefits center on the interpretation and application of a German tax law. On August 3, 2012, the Company filed suit in the local German tax court and intends to litigate vigorously the matter to conclusion. We do not believe the resolution of this matter will have a material adverse effect on our results of operations, cash flows or financial condition.
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

Results for the quarters ended June 30, 2013 and 2012 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Otis	$3,138	$3,027	$650	$651	20.7%	21.5%
UTC Climate, Controls & Security	4,543	4,572	752	789	16.6%	17.3%
Pratt & Whitney	3,624	3,447	567	427	15.6%	12.4%
UTC Aerospace Systems	3,321	1,254	499	211	15.0%	16.8%
Sikorsky	1,566	1,620	156	213	10.0%	13.1%
Total segments	16,192	13,920	2,624	2,291	16.2%	16.5%
Eliminations and other	(186)	(113)	4	(8)
General corporate expenses	—	—	(121)	(104)
Consolidated	$16,006	$13,807	$2,507	$2,179	15.7%	15.8%
Results for the six months ended June 30, 2013 and 2012 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Otis	$5,952	$5,797	$1,225	$1,217	20.6%	21.0%
UTC Climate, Controls & Security	8,380	8,684	1,272	1,333	15.2%	15.4%
Pratt & Whitney	7,026	6,499	973	816	13.8%	12.6%
UTC Aerospace Systems	6,584	2,490	1,000	409	15.2%	16.4%
Sikorsky	2,815	2,966	246	349	8.7%	11.8%
Total segments	30,757	26,436	4,716	4,124	15.3%	15.6%
Eliminations and other	(352)	(213)	25	(32)
General corporate expenses	—	—	(228)	(200)
Consolidated	$30,405	$26,223	$4,513	$3,892	14.8%	14.8%
See Note 8 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.
Note 15: Accounting Pronouncements
In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2013 and must be applied prospectively. This ASU is not expected to have a material impact on our financial statements or disclosures.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and six months ended June 30, 2013 and 2012, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 26, 2013, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of June 30, 2013 and the related condensed consolidated statement of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2013 and 2012. This interim financial information is the responsibility of the Corporation's management.

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
July 26, 2013

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
Growth in emerging markets continues to be led by China where gross domestic product is expected to grow 7.5% in 2013. European economic conditions continue to stagnate with weak consumer confidence and unemployment rates over 12%. During the first six months of 2013, organic sales in Europe declined 3% across our commercial businesses. The European market, together with U.S. Government defense spending, represents over 40% of UTC sales. Despite recent volatility in the face of potential federal interest rate increases, the economic environment in the U.S. has continued to rebound on improving consumer sentiment, lower unemployment rates, an improving housing market, and increasing commercial construction.
U.S. Government deficit reduction measures are expected to continue to pressure U.S. Department of Defense spending and adversely affect our military businesses during 2013. Total sales to the U.S. Government were $2.4 billion and $2.4 billion, or 15% and 18% of total UTC sales in the second quarter of 2013 and 2012, respectively. Our participation in long-term production and development programs for the U.S. Government has, and is expected to contribute positively to our results in 2013. In July 2012, the U.S. Government and Sikorsky signed a five-year multiservice contract (Multi-year 8) for approximately 650 H-60 helicopters. Actual production quantities will be determined year-by-year over the life of the program based on funding allocations set by Congress and Pentagon acquisition priorities. Sikorsky's commercial business has benefited from increases in off-shore oil platform activity and those benefits are projected to continue throughout 2013. Although U.S. Government sequestration has not yet had a substantial effect on our military aerospace businesses, it may in future periods.
Disposition Activity
On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of non-core businesses. Cash generated from these divestitures has been used to repay debt incurred to finance the acquisition of Goodrich. The legacy Hamilton Sundstrand Industrial businesses, as well as Clipper Windpower (Clipper), Pratt & Whitney Rocketdyne (Rocketdyne) and UTC Power all met the "held-for-sale" criteria in 2012. The results of operations, including the net realized gain and losses on disposition, and the related cash flows which result from these non-core businesses have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Comprehensive Income and Cash Flows. The dispositions of Clipper and the legacy Hamilton Sundstrand Industrial businesses were completed in 2012. On February 12, 2013, we completed the disposition of UTC Power to ClearEdge Power. The UTC Power disposition resulted in payments by

UTC totaling $48 million, which included capitalization of the business prior to the sale and interim funding of operations as the buyer took control of a loss generating business. We have no continuing involvement with the UTC Power business.
On June 14, 2013, we completed the sale of substantially all operations of Rocketdyne to GenCorp Inc. for $411 million. The sale generated a pre-tax loss of approximately $17 million ($10 million after tax) which has been included in discontinued operations in the accompanying Condensed Consolidated Statement of Comprehensive Income. On May 17, 2013, we completed the sale of the Pratt & Whitney Power Systems business to Mitsubishi Heavy Industries (MHI) and entered into a long-term engineering and manufacturing agreement with MHI. The sale generated a pre-tax gain of approximately $193 million ($132 million after tax). Cash received in connection with the sale was $432 million, and excludes contingent consideration valued at approximately $200 million. Pratt & Whitney Power Systems has not been reclassified to Discontinued Operations due to our level of continuing involvement in the business post-sale.
In connection with regulatory approval of the Goodrich acquisition, regulatory authorities required UTC to dispose of the Goodrich electric power systems and the pumps and engine controls businesses. Pursuant to these regulatory obligations, these businesses had been held separately from UTC's and Goodrich's ongoing businesses since the acquisition of Goodrich by UTC. On March 18, 2013, we completed the sale of the Goodrich pumps and engine controls business to Triumph Group, Inc., and on March 26, 2013, we completed the sale of the Goodrich electric power systems business to Safran S.A. Combined proceeds from the sales of the two businesses were approximately $600 million.
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
During the six months ended June 30, 2013, our cash investment in business acquisitions was approximately $66 million and consisted of a number of additional small acquisitions primarily in our commercial businesses. We expect cash investment in businesses of approximately $1 billion in 2013. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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
The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (Exchange Act), as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency:
In 2012 and 2013, Delta Security Solutions S.A., a company organized under the laws of France and an indirect wholly-owned non-U.S. subsidiary (part of United Technologies Climate, Controls & Security group of companies), provided alarm monitoring services and on-site maintenance inspections to the Paris branch of Bank Melli Iran. The Paris branch of Bank Melli Iran has been a customer of Delta Security Solutions (and its predecessors) since at least 2000.  Bank Melli Iran is an entity identified by the U.S. Department of the Treasury's Office of Foreign Assets Control (OFAC) on the Specially Designated Nationals and Blocked Persons List pursuant to Executive Order 13382.

In August 2010, Delta Security Solutions entered into two service contracts with the Paris branch of Bank Melli Iran. Pursuant to those contracts, Delta Security Solutions provided remote monitoring of the Paris branch's electronic alarm system as well as related maintenance services to verify the proper functioning of the branch's intrusion detection equipment.  In 2012, Delta Security Solutions received total payments and net profit of $3,747 and $2,323, respectively, under these contracts.  In 2013, Delta Security Solutions received total payments and net profit of $3,835 and $2,378, respectively, under these contracts. Neither these contracts nor the services to be provided thereunder were prohibited by applicable law when the contracts were executed. However, a portion of the services performed by Delta Security Solutions took place after the President issued Executive Order 13628 on October 9, 2012, which implemented Section 218 of the Iran Threat Reduction and Syria Human Rights Act by prohibiting any entity owned or controlled by a U.S. person and established or maintained outside the U.S. from knowingly engaging in any transaction, directly or indirectly, with the Government of Iran.  Accordingly, UTC Climate, Controls & Security has filed an appropriate disclosure with OFAC. Delta Security Solutions has notified the Paris branch of Bank Melli Iran that the two contracts have been terminated. Delta Security Solutions does not intend to do any further business with Bank Melli Iran.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2012 Annual Report, incorporated by reference in our 2012 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2013.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Net Sales	$16,006	$13,807	$30,405	$26,223
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and six months ended June 30, 2013 are as follows:

	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Organic change	—	(1)%
Foreign currency translation	—	—
Acquisitions and divestitures, net	16%	17%
Other	—	—
Total % Change	16%	16%
During the second quarter of 2013, organic sales growth at Otis (4%), UTC Climate, Controls & Security (1%) and UTC Aerospace Systems (1%), was offset by organic sales contraction at Pratt & Whitney (5%) and Sikorsky (3%). Organic sales growth at Otis was led by higher new equipment sales volume in China and Russia, while the organic sales decline at Pratt & Whitney was driven by lower military engine sales.
During the six months ended June 30, 2013, Otis experienced organic sales growth of 3% driven by higher new equipment sales, while UTC Aerospace Systems realized organic sales growth of 1% on higher commercial aerospace OEM volume. These increases were more than offset by a contraction in Sikorsky organic sales (5%) driven by lower aftermarket sales to the U.S. Government, organic sales contraction at Pratt & Whitney (4%) driven by lower commercial spares and military business volume, and organic sales contraction at UTC Climate, Controls & Security (1%).
The sales increase from acquisitions for the quarter and six months ended June 30, 2013 was primarily a result of the acquisitions of Goodrich and IAE, partially offset by the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security.

Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Cost of products sold	$8,712	$7,123	$16,560	$13,446
Percentage of product sales	74.7%	74.3%	75.6%	74.7%
Cost of services sold	$2,840	$2,811	$5,457	$5,418
Percentage of service sales	65.4%	66.6%	64.3%	65.9%
Total cost of products and services sold	$11,552	$9,934	$22,017	$18,864
The factors contributing to the total percentage change year-over-year for the quarter and six months ended June 30, 2013 in total cost of products and services sold are as follows:

	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Organic change	(1)%	(1)%
Foreign currency translation	—	—
Acquisitions and divestitures, net	17%	18%
Restructuring	—	—
Other	—	—
Total % Change	16%	17%
The organic decline in cost of sales was driven by lower commodity costs and factory productivity, particularly within UTC Climate, Controls & Security. The increase in “Acquisitions and divestitures, net” (17%) is largely attributable to the acquisitions of Goodrich and IAE, partially offset by the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security.
The organic decrease in total cost of products and services sold (1%) in the first six months of 2013 corresponded to the organic sales decline (1%) noted above. The increase in “Acquisitions and divestitures, net” (18%) is largely attributable to the acquisitions of Goodrich and IAE, partially offset by the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security. The year-over-year increase in cost of products sold, as a percentage of product sales, reflects the higher proportion of commercial aerospace OEM sales as a result of lower commercial aerospace spares sales volume during the first six months of 2013.
Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Gross margin	$4,454	$3,873	$8,388	$7,359
Percentage of net sales	27.8%	28.1%	27.6%	28.1%
The 30 basis point decline in gross margin as a percentage of sales for the second quarter of 2013 is due to the adverse gross margin impact of a higher proportion of commercial aerospace OEM sales as a result of lower military engine sales volume at Pratt & Whitney, the adverse impact of the Multi-year 8 pricing and reset provisions at Sikorsky, and pricing pressure at Otis, primarily in Europe and China, during the second quarter of 2013.
The 50 basis point decline in gross margin as a percentage of sales for the first six months of 2013 is largely due to the adverse gross margin impact of a higher proportion of commercial and military aerospace OEM sales at Pratt & Whitney and Sikorsky during the first six months of 2013.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Company-funded	$631	$525	$1,241	$1,069
Percentage of net sales	3.9%	3.8%	4.1%	4.1%
Customer-funded	$550	$313	$1,093	$637
Percentage of net sales	3.4%	2.3%	3.6%	2.4%
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (20%) in the second quarter of 2013 primarily reflects an increase at UTC Aerospace Systems as a result of incremental research and development spending related to the Goodrich businesses (23%), partially offset by lower research and development spending at Pratt & Whitney (3%) primarily related to the development of multiple geared turbofan platforms. The increase in customer-funded research and development (76%) is due to incremental customer-funded spending related to the Goodrich businesses (57%) and at Pratt & Whitney on military (7%) and commercial (5%) programs.
The year-over-year increase in company-funded research and development (16%) in the first six months of 2013 primarily reflects an increase at UTC Aerospace Systems as a result of incremental research and development spending related to the Goodrich businesses (23%), partially offset by lower research and development spending at Pratt & Whitney related to the development of multiple geared turbofan platforms (4%). The increase in customer-funded research and development (72%) is due to incremental customer-funded spending related to the Goodrich businesses (53%) and at Pratt & Whitney on military programs (12%).
We expect company-funded research and development for the full year 2013 to increase approximately $225 million, as compared with 2012.
Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Selling, general and administrative expenses	$1,737	$1,509	$3,364	$3,038
Percentage of net sales	10.9%	10.9%	11.1%	11.6%
Selling, general and administrative expenses increased 15% in the second quarter of 2013 due to the impact of acquisitions, net of divestitures, completed over the preceding twelve months (9%) and higher restructuring costs (5%). Higher pension costs were offset by savings from previous restructuring actions. Selling, general and administrative expenses as a percentage of sales in the second quarter of 2013 is consistent with the prior year.
Selling, general and administrative expenses increased 11% in the first six months of 2013 due primarily to the impact of acquisitions, net of divestitures, completed over the preceding twelve months (9%), and higher restructuring costs (2%). Higher pension and export compliance costs (combined 1%) were largely offset by savings from previous restructuring actions. The 50 basis point year-over-year decrease as a percentage of sales reflects higher sales volume as a result of the Goodrich acquisition and the benefits from previous restructuring actions.
Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Other income, net	$421	$340	$730	$640
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year increase in other income, net in the second quarter of 2013, is a result of the gain on the sale of Pratt & Whitney Power Systems (57%), offset by the absence of net gains present in the prior year related to the ongoing UTC Climate, Controls & Security portfolio transformation (32%). The remaining increase in other income, net is attributable to normal recurring operational activity as disclosed above.
The year-over-year increase in other income, net in the first six months of 2013, is a result of a gain on the sale of Pratt & Whitney Power Systems (30%), the benefit of a settlement with an engine program partner (6%), and lower acquisitions and divestiture costs (5%). This was partially offset by a decline in net gains related to the ongoing UTC Climate, Controls & Security portfolio transformation (29%), which included a net gain in the first quarter of 2013 of $38 million primarily from the sale of a business in Hong Kong, compared to a net gain of $222 million during the first six months of 2012. The remaining increase in other income, net is attributable primarily to higher equity earnings in unconsolidated entities (3%) and normal recurring operational activity as disclosed above.
Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Interest expense	$272	$190	$527	$354
Interest income	(55)	(22)	(74)	(57)
Interest expense, net	$217	$168	$453	$297
Average interest expense rate	4.5%	5.5%	4.5%	5.6%
The increase in interest expense in the second quarter of 2013 is a result of higher average debt balances associated with the financing of our acquisition of Goodrich. The increase in interest income in the second quarter of 2013 reflects $36 million of favorable pre-tax interest adjustments related to settlements for the Company's tax years prior to 2006, as well as the conclusion of certain IRS examinations of the 2009 and 2010 tax years.
The increase in interest expense in the first six months of 2013 is a result of higher average debt balances associated with the financing of our acquisition of Goodrich. The increase in interest income in the first six months of 2013 reflects $36 million of favorable pre-tax interest adjustments related to settlements for the Company's tax years prior to 2006, as well as the conclusion of certain IRS examinations of the 2009 and 2010 tax years, all of which was partially offset by the absence of approximately $15 million of favorable pre-tax interest adjustments related to the conclusion of the IRS's examination of our tax returns for the years 2006 to 2008, which were recognized in the first six months of 2012.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Effective tax rate	28.2%	22.5%	26.2%	21.5%
The increase in the effective tax rate for the quarter ended June 30, 2013, primarily reflects the absence of a favorable non-cash income tax adjustment of $168 million, recorded in the second quarter of 2012, related to the release of valuation allowances resulting from internal legal entity reorganizations. The increase also reflects the absence of favorable tax impacts related to net gains associated with the UTC Climate, Controls & Security portfolio transformation recorded in the second quarter of 2012. This increase is partially offset by a favorable non-cash income tax adjustment of $22 million, recorded in the second quarter of 2013, related to the conclusion of the IRS's examination of Goodrich's 2009 - 2010 tax years.
In addition to the items noted above, the increase in the effective tax rate for the six months ended June 30, 2013, reflects the absence of the favorable non-cash tax adjustment of $203 million, recorded in the first quarter of 2012, related to the conclusion of the IRS's examination of the Company's 2006 - 2008 tax years. This increase is partially offset by the favorable tax impact of $95 million associated with the legislative corporate tax extenders enacted in January 2013, as part of the American Taxpayer Relief Act of 2012. This adjustment relates to the 2012 retroactive impact of the law and was recorded in the first quarter of 2013.
We anticipate that our full year annual effective income tax rate in 2013 will be approximately 29%, absent one-time adjustments. We anticipate some variability in the tax rate quarter to quarter in 2013.
Net Income Attributable to Common Shareowners from Continuing Operations

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Income from continuing operations attributable to common shareowners	$1,552	$1,466	$2,822	$2,655
Diluted earnings per share from continuing operations	$1.70	$1.62	$3.09	$2.94
Net income attributable to common shareowners from continuing operations for the second quarter of 2013 includes restructuring charges, net of tax benefit, of $127 million as well as a benefit from non-recurring items, net of tax expense, of

$177 million. The net benefit on diluted earnings per share of non-recurring items in excess of restructuring charges was $0.05 per share. The results for the second quarter of 2012 included a net $0.10 per share benefit from non-recurring items, partially offset by $0.06 per share of restructuring charges. The impact of foreign currency translation and hedging generated an adverse impact of $0.01 per diluted share on our operational performance in the second quarter of 2013.
Net income attributable to common shareowners from continuing operations for the first six months of 2013 includes restructuring charges, net of tax benefit, of $162 million as well as a benefit from non-recurring items, net of tax expense, of $309 million. The net benefit on diluted earnings per share of non-recurring items in excess of restructuring charges was $0.16 per share. The results for the first six months of 2012 included a net $0.40 per share benefit from non-recurring items, partially offset by $0.15 per share of restructuring charges. The impact of foreign currency translation and hedging generated an adverse impact of $0.02 per diluted share on our operational performance in the first six months of 2013.
Net Gain (Loss) Attributable to Common Shareowners from Discontinued Operations

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Net gain (loss) attributable to common shareowners from discontinued operations	$8	$(138)	$4	$(997)
Diluted earnings (loss) per share from discontinued operations	$0.01	$(0.15)	$0.01	$(1.10)
Diluted earnings per share from discontinued operations for the second quarter of 2013 includes $0.02 earnings per share from the results of operations of the discontinued entities offset by $0.01 loss per share on the sale of the Rocketdyne. Diluted loss per share from discontinued operations for the second quarter of 2012 includes $0.12 per share of net asset impairment charges at UTC Power. A warranty charge of $0.07 per share for potential costs associated with certain components of wind turbines previously installed by our Clipper business offset a $0.07 per share benefit from the results of operations of discontinued entities in the quarter.
Diluted earnings per share from discontinued operations for the first six months of 2013 includes $0.03 earnings per share from the results of operations of the discontinued entities offset by $0.02 loss per share on the sales of Rocketdyne and UTC Power. Diluted loss per share from discontinued operations for the first six months of 2012 includes $0.82 per share of goodwill impairment charges related to Rocketdyne and Clipper and net asset impairment charges at UTC Power, and $0.26 per share unfavorable income tax adjustments related to the recognition of a deferred tax liability on the existing difference between the accounting versus tax gain on the planned disposition of Hamilton Sundstrand’s Industrial businesses. A $0.09 per share benefit from the results of operations of discontinued entities was partially offset by the $0.07 per share Clipper warranty charge noted above.
Restructuring Costs
We recorded net pre-tax restructuring costs totaling $240 million and $232 million in the first six months of 2013 and 2012, respectively, for new and ongoing restructuring actions as follows:

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Otis	$49	$63
UTC Climate, Controls & Security	38	72
Pratt & Whitney	100	54
UTC Aerospace Systems	41	5
Sikorsky	14	6
Eliminations and other	—	4
Restructuring costs recorded within continuing operations	242	204
Restructuring costs recorded within discontinued operations	(2)	28
Total	$240	$232

The net costs for the first six months of 2013 and 2012 were recorded as follows:

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Cost of sales	$101	$110
Selling, general and administrative	140	94
Other income, net	1	—
Restructuring costs recorded within continuing operations	242	204
Restructuring costs recorded within discontinued operations	(2)	28
Total	$240	$232
As described below, the charges incurred in the first six months of 2013 primarily relate to actions initiated during 2013 and 2012, while the charges incurred in the first six months of 2012 primarily relate to actions initiated during 2012 and 2011.
2013 Actions. During the six months ended June 30, 2013, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We incurred net pre-tax restructuring costs totaling $202 million as follows:

(Dollars in millions)	Six Months Ended June 30, 2013
Otis	$41
UTC Climate, Controls & Security	26
Pratt & Whitney	99
UTC Aerospace Systems	28
Sikorsky	8
Restructuring costs recorded within continuing operations	202
Restructuring costs recorded within discontinued operations	—
Total	$202
The following table summarizes the charges associated with the 2013 restructuring actions:

(Dollars in millions)	Six Months Ended June 30, 2013
Cost of sales	$68
Selling, general and administrative	134
Restructuring costs recorded within continuing operations	202
Restructuring costs recorded within discontinued operations	—
Total	$202
The following table summarizes the charges associated with the 2013 restructuring actions by cost type:

(Dollars in millions)	Six Months Ended June 30, 2013
Severance	$182
Asset write-downs	12
Facility exit, lease termination and other costs	8
Restructuring costs recorded within continuing operations	202
Restructuring costs recorded within discontinued operations	—
Total	$202
We expect the 2013 actions that were initiated in the first six months to result in net workforce reductions of approximately 2,400 hourly and salaried employees, the exiting of approximately 400 thousand net square feet and the disposal of assets associated with exited facilities. As of June 30, 2013, we have completed net workforce reductions of approximately 700 employees. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2013 and 2014. Approximately 80% of the total pre-tax charge will require cash payments, which we expect to fund with cash generated from operations. During the six months ended June 30, 2013, we had cash outflows of approximately $23 million related to the 2013 actions. We expect to incur additional restructuring costs of $58 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $237 million annually.

2012 Actions. During the six months ended June 30, 2013 and 2012, we recorded net pre-tax restructuring costs totaling $38 million and $187 million, respectively, for restructuring actions initiated in 2012. The 2012 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We incurred net pre-tax restructuring costs for the six months ended June 30, 2013 and 2012 as follows:

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Otis	$3	$54
UTC Climate, Controls & Security	15	49
Pratt & Whitney	1	50
UTC Aerospace Systems	13	3
Sikorsky	6	—
Eliminations and other	—	4
Restructuring costs recorded within continuing operations	38	160
Restructuring costs recorded within discontinued operations	—	27
Total	$38	$187
The following table summarizes the charges for the six months ended June 30, 2013 and 2012 associated with the 2012 restructuring actions:

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Cost of sales	$31	$88
Selling, general and administrative	6	72
Other income, net	1	—
Restructuring costs recorded within continuing operations	38	160
Restructuring costs recorded within discontinued operations	—	27
Total	$38	$187
The following table summarizes the charges for the six months ended June 30, 2013 and 2012 associated with the 2012 restructuring actions by cost type:

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Severance	$17	$128
Asset write-downs	1	13
Facility exit, lease termination and other costs	20	19
Restructuring costs recorded within continuing operations	38	160
Restructuring costs recorded within discontinued operations	—	27
Total	$38	$187
We expect the 2012 actions to result in net workforce reductions of approximately 7,100 hourly and salaried employees, the exiting of approximately 3 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of June 30, 2013, we completed net workforce reductions of approximately 5,900 employees and exited approximately 1.4 million net square feet of facilities. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2013 and 2014. Approximately 85% of the total pre-tax charge will require cash payments, which we expect to fund with cash generated from operations. During the six months ended June 30, 2013, we had cash outflows of approximately $181 million related to the 2012 actions. We expect to incur additional restructuring costs of $43 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $555 million annually.
Additional 2013 Actions. We expect to initiate additional restructuring actions during the remainder of 2013. Including trailing costs related to previously initiated actions, we now expect full year 2013 restructuring costs from continuing operations of approximately $450 million, including the $240 million of charges incurred during the first six months of 2013. The expected adverse impact on full year earnings in 2013 from anticipated restructuring costs is expected to be offset by the beneficial impact from net non-recurring items. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.

Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Subsequent to the completion of our acquisition of Goodrich on July 26, 2012, we combined the Goodrich businesses with the legacy Hamilton Sundstrand businesses to form the UTC Aerospace Systems segment. Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2013 and 2012 are included in “Eliminations and other” below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
North American residential heating, ventilation, and air conditioning (HVAC) orders increased 19% in the second quarter of 2013, due largely to an improving housing market. Globally, commercial HVAC orders declined (2%) in the second quarter with growth in Asia offset by declines in North America and Europe. Order growth in the Transicold business (6%) was offset by order declines in the Commercial Refrigeration business (6%).
Within the Otis segment, new equipment orders increased 23% in the second quarter of 2013 with growth in Asia led by China (39%) and the Americas (29%). Orders declined in Europe (6%) with growth in the United Kingdom and Germany more than offset by declines in southern Europe. Otis continues to face pricing pressures, primarily in the European service business and in the new equipment business in China.
Summary performance for each of the commercial businesses for the quarters ended June 30, 2013 and 2012 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Net Sales	$3,138	$3,027	4%	$4,543	$4,572	(1)%
Cost of Sales	2,102	1,986	6%	3,206	3,271	(2)%
	1,036	1,041	—	1,337	1,301	3%
Operating Expenses and Other	386	390	(1)%	585	512	14%
Operating Profits	$650	$651	—	$752	$789	(5)%
Operating Profit Margins	20.7%	21.5%		16.6%	17.3%

Summary performance for each of the commercial businesses for the six months ended June 30, 2013 and 2012 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Net Sales	$5,952	$5,797	3%	$8,380	$8,684	(4)%
Cost of Sales	3,974	3,814	4%	5,960	6,267	(5)%
	1,978	1,983	—	2,420	2,417	—
Operating Expenses and Other	753	766	(2)%	1,148	1,084	6%
Operating Profits	$1,225	$1,217	1%	$1,272	$1,333	(5)%
Operating Profit Margins	20.6%	21.0%		15.2%	15.4%

Otis –
Quarter ended June 30, 2013 Compared with Quarter ended June 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	—	—	—	—
Cost of Sales	6%	—	—	—	—
Operating Profits	—	—	—	(1)%	1%
The organic sales increase in the quarter (4%) was due to higher new equipment sales (3%) primarily in China (3%) and Russia and North America (combined 1%), partially offset by a decline in South Korea (1%). Higher service sales (1%) due to increases in Asia and the Americas (combined 1%), were partially offset by decreases in Europe.
Operational profit in the quarter remained unchanged. New equipment contribution increased (3%) due to higher volume, cost reduction actions, and the impact of lower commodity costs, partially offset by additional costs associated with factory transformation projects. The higher new equipment contribution was offset by lower service contribution (3%) primarily due to continued pricing pressures.
Six months ended June 30, 2013 Compared with Six months ended June 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	(1)%	1%	—	—
Cost of Sales	5%	(1)%	—	—	—
Operating Profits	(2)%	(1)%	1%	1%	2%
The organic sales increase in the first six months (3%) is due to higher new equipment sales (3%) primarily in China (2%), North America and Russia (combined 1%), slightly offset by a decline in South Korea (1%). Higher service sales (1%) primarily in Asia and the Americas (combined 1%), were slightly offset by decreases in Europe.
The operational profit decrease in the first six months (2%) is due to lower service contribution (3%) and higher selling, general and administrative expenses principally in Asia (2%), partially offset by favorable new equipment contribution (2%). The decline in service contribution is primarily due to continued pricing pressures, while the increase in new equipment contribution is a result of higher volume, cost reduction actions and the impact of lower commodity costs, partially offset by additional costs associated with factory transformation projects.

UTC Climate, Controls & Security –
Quarter ended June 30, 2013 Compared with Quarter ended June 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	—	(2)%	—	—
Cost of Sales	—	—	(2)%	—	—
Operating Profits	5%	—	—	3%	(13)%

Organic sales increased (1%) reflecting growth in the Americas (1%) driven by the U.S. residential HVAC and fire safety businesses, and growth in the transport refrigeration business (1%), partially offset by lower volumes in Europe (1%) reflecting weak markets in the region. The decrease in "Acquisitions and divestitures, net" (2%) reflects the year over year impact of divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security's ongoing portfolio transformation.
The 5% operational profit increase was driven largely by the benefits of restructuring actions and cost productivity (combined 2%), lower commodities costs (2%), and favorable pricing and volume partially offset by unfavorable mix (combined 1%). The decrease in "Other" primarily reflects the absence of prior year portfolio transformation activity including an approximately $142 million gain from the sale of a controlling interest in the Canadian distribution business, partially offset by a $32 million loss on the disposition of the U.S. fire and security branch operations.
Six months ended June 30, 2013 Compared with Six months ended June 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	—	(3)%	—	—
Cost of Sales	(2)%	—	(3)%	—	—
Operating Profits	6%	—	1%	2%	(14)%
Organic sales decreased 1% primarily driven by lower volumes in Europe (1%) reflecting weak markets in the region, partly offset by growth in the Americas driven by the U.S. residential HVAC and fire safety businesses. The decrease in "Acquisitions and divestitures, net" (3%) reflects the year over year impact of divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security's ongoing portfolio transformation.
The 6% operational profit increase was driven largely by the benefits of restructuring actions and cost productivity (combined 4%), and favorable commodity costs (2%). The decrease in "Other" primarily reflects the net year-over-year impact of transactions associated with ongoing portfolio transformation activities. This includes an approximately $38 million net gain in the first quarter of 2013 primarily from the sale of a business in Hong Kong. Prior year portfolio transformation included approximately $215 million of gains primarily from the sale of a majority interest in a manufacturing and distribution joint venture in Thailand, and approximately $142 million gain from the sale of a controlling interest in the Canadian distribution business. These gains were partially offset by approximately $103 million of impairment charges for assets which had been classified as held for sale and by a $32 million loss on the disposition of the U.S. fire and security branch operations.
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

The commercial airline industry has remained generally strong for the last three years. Airline traffic, as measured by RPMs, grew 5.5% in 2012 and we expect airline traffic RPM growth of between 4% and 6% in 2013. Although airlines generally remain profitable, high fuel prices continue to challenge the airlines to consider the need for more fuel efficient aircraft. Pratt & Whitney continues to invest in engineering and development of five separate geared turbofan platforms to meet demand for new engines which are fuel efficient and have reduced noise levels and exhaust emissions. Excluding orders at IAE, commercial aerospace spares orders at Pratt & Whitney’s large commercial engine business increased 15% in the second quarter of 2013. Excluding Goodrich, UTC Aerospace Systems commercial aerospace spares orders increased 4% in the second quarter of 2013 as compared with the second quarter of 2012.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB Accounting Standards Codification. The net increase in operating profit as a result of significant changes in aerospace contract estimates was $49 million and $81 million in the quarter and six months ended June 30, 2013, respectively.
Summary performance for each of the aerospace businesses for the quarters ended June 30, 2013 and 2012 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2013	2012	Change	2013	2012	Change	2013	2012	Change
Net Sales	$3,624	$3,447	5%	$3,321	$1,254	165%	$1,566	$1,620	(3)%
Cost of Sales	2,798	2,600	8%	2,362	889	166%	1,274	1,296	(2)%
	826	847	(2)%	959	365	163%	292	324	(10)%
Operating Expenses and Other	259	420	(38)%	460	154	199%	136	111	23%
Operating Profits	$567	$427	33%	$499	$211	136%	$156	$213	(27)%
Operating Profit Margins	15.6%	12.4%		15.0%	16.8%		10.0%	13.1%
Summary performance for each of the aerospace businesses for the six months ended June 30, 2013 and 2012 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2013	2012	Change	2013	2012	Change	2013	2012	Change
Net Sales	$7,026	$6,499	8%	$6,584	$2,490	164%	$2,815	$2,966	(5)%
Cost of Sales	5,434	4,832	12%	4,694	1,775	164%	2,313	2,379	(3)%
	1,592	1,667	(4)%	1,890	715	164%	502	587	(14)%
Operating Expenses and Other	619	851	(27)%	890	306	191%	256	238	8%
Operating Profits	$973	$816	19%	$1,000	$409	144%	$246	$349	(30)%
Operating Profit Margins	13.8%	12.6%		15.2%	16.4%		8.7%	11.8%

Pratt & Whitney –
Quarter ended June 30, 2013 Compared with Quarter ended June 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(5)%	(1)%	11%	—	—
Cost of Sales	(6)%	—	13%	1%	—
Operating Profits	11%	(5)%	10%	(17)%	34%
The organic sales decrease (5%) was driven by a volume decrease in the military business (7%) and the absence of the benefit of prior year sales to third party aftermarket parts companies (2%), partially offset by higher commercial engine and commercial spare volume (combined 4%). The increase in "Acquisitions and divestitures, net" (11%) reflects the consolidation of IAE, and the transfer of the APU business to Pratt & Whitney from UTC Aerospace Systems, partially offset by the divestiture of Pratt & Whitney Power Systems.
The operational profit increase (11%) was primarily driven by increased commercial spares volume (10%), higher Pratt & Whitney Canada (P&WC) engine volume and mix (6%), a benefit from a commercial contract closeout (9%) and lower research and development (3%), partially offset by lower engine volume in the military business (8%) and the absence of the benefit of sales to third party aftermarket parts companies (9%) that occurred in the second quarter of 2012. Higher pension costs (3%) were offset by savings from previous restructuring actions. The increase in "Acquisitions and divestitures, net" (10%) reflects the consolidation of IAE, and transfer of the APU business to Pratt & Whitney from UTC Aerospace Systems, partially offset by the divestiture of Pratt & Whitney Power Systems. The "Other" reflects a gain on the sale of Pratt & Whitney Power Systems (45%) and a gain on the sale of land (1%) offset by the absence of both a gain on the sale of an equity interest in a commercial aftermarket venture (6%) and a gain due to the change in control resulting from the restructuring of interests in IAE (5%) in 2012.
Six months ended June 30, 2013 Compared with Six months ended June 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(4)%	—	12%	—	—
Cost of Sales	(1)%	—	13%	—	—
Operating Profits	—	(4)%	11%	(5)%	17%

*
As discussed further in the “Business Overview” and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, for Pratt & Whitney only, the transactional impact of foreign exchange hedging at Pratt & Whitney Canada (P&WC) has been netted against the translational foreign exchange impact for presentation purposes in the above table. For all other segments, these foreign exchange transactional impacts are included within the organic/operational caption in their respective tables. Due to its potential significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

The organic sales decrease (4%) is driven by lower military engine deliveries (5%) and commercial aftermarket sales (3%), partially offset by higher commercial engine volume (3%) and military spares sales (1%). The increase in "Acquisitions and divestitures, net" (12%) reflects the consolidation of IAE and the transfer of the APU business to Pratt & Whitney from UTC Aerospace Systems, offset by the divestiture of Pratt & Whitney Power Systems.
There was no operational profit growth in the first six months of 2013. The lower commercial spares and military engine volume (13%) noted above was offset by lower research and development (6%), higher military spares volume (3%) and higher engine volume and favorable mix at P&WC (5%). The increase in "Acquisitions and divestitures, net" (11%) reflects the consolidation of IAE and the transfer of the APU business to Pratt & Whitney from UTC Aerospace Systems, partially offset by the divestiture of Pratt & Whitney Power Systems. The "Other" reflects a gain on the sale of Pratt & Whitney Power Systems (24%), offset by the absence of a gain on the sale of intellectual property (2%) in 2012, a gain on the sale of an equity interest in a venture (3%) in 2012, and a gain due to the change in control resulting from the restructuring of interests in IAE (3%) in 2012.
UTC Aerospace Systems –
Quarter ended June 30, 2013 Compared with Quarter ended June 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	—	164%	—	—
Cost of Sales	(2)%	—	168%	—	—
Operating Profits	—	—	150%	(14)%	—
The organic sales growth (1%) primarily reflects an increase in commercial aerospace OEM sales volume (4%), partially offset by lower military OEM volumes (3%).
Operational profit primarily reflects the profit contribution from higher commercial aerospace OEM sales volume, net of adverse mix (1%) and higher licensing income (8%), offset by lower military OEM volume and adverse mix (8%). “Acquisitions and divestitures, net” is principally a result of the acquisition of Goodrich, partially offset by the transfer of APU business to Pratt & Whitney from UTC Aerospace Systems.

Six months ended June 30, 2013 Compared with Six months ended June 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	—	163%	—	—
Cost of Sales	(1)%	—	164%	1%	—
Operating Profits	(3)%	—	155%	(9)%	1%
The organic sales growth (1%) primarily reflects an increase in commercial aerospace OEM sales volume (4%) partially offset by lower military OEM volume (2%) and lower military aftermarket sales volume (1%).
The organic decrease in operational profit (3%) primarily reflects the impact of lower military OEM and military aftermarket volume and adverse mix (combined 8%), partially offset by the profit contribution from higher commercial aerospace OEM sales volumes, net of adverse mix (3%) and higher licensing income (3%). “Acquisitions and divestitures, net” is principally a result of the acquisition of Goodrich, partially offset by the transfer of APU business to Pratt & Whitney from UTC Aerospace Systems.
Sikorsky –
Quarter ended June 30, 2013 Compared with Quarter ended June 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(3)%	—	—	—	—
Cost of Sales	(2)%	—	—	—	—
Operating Profits	(24)%	—	—	(3)%	—
The organic sales decrease (3%) reflects decreased international military sales (5%), lower volume on customer funded development programs (2%) and decreased aftermarket sales (7%) due primarily to lower military spares activity. These decreases were partially offset by increased commercial aircraft sales (9%) due to increased S-92 sales and S-76D aircraft volume and higher U.S. Government sales (1%) primarily on higher Black Hawk deliveries.
The operational profit decrease (24%) reflects lower profitability from U.S. Government contracts (13%) due to Multi-year 8 pricing and reset provisions, lower profitability in aftermarket (9%) due to lower military spares volume, increased selling, general and administrative expenses due largely to higher export compliance costs (9%), higher pension costs (4%), and lower profits from customer funded development programs (5%). These decreases were partially offset by increased profitability from commercial operations (16%) due to increased S-92 aircraft sales and completions volume.
Six months ended June 30, 2013 Compared with Six months ended June 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(5)%	—	—	—	—
Cost of Sales	(3)%	—	—	—	—
Operating Profits	(27)%	—	—	(3)%	—
The organic sales decrease (5%) reflects decreased international military sales (5%), decreased U.S. Government sales (1%) due to unfavorable Multi-year 8 pricing provisions and decreased aftermarket sales (7%) due to lower military spares activity. These decreases were partially offset by increased commercial aircraft deliveries (9%) due to increased S-92 aircraft sales volume and completion services and higher S-76D aircraft volume.
The operational profit decrease (27%) reflects lower profitability from the U.S. Government (24%) due to Multi-year 8 pricing and reset provisions, lower profitability in aftermarket (9%) due to lower military spares volume, higher pension costs (4%) and increased selling, general and administrative expenses (8%) due largely to increased export compliance costs. These decreases were partially offset by increased profitability from commercial operations (15%) due to increased S-92 aircraft sales and completions volume, and lower research and development spending (2%).

Eliminations and other –

	Net Sales				Operating Profits
	Quarter Ended June 30,		Six Months Ended June 30,		Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Eliminations and other	$(186)	$(113)	$(352)	$(213)	$4	$(8)	$25	$(32)
General corporate expenses	—	—	—	—	(121)	(104)	(228)	(200)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year change in sales for the quarter and six months ended June 30, 2013, as compared with the same periods of 2012, reflects an increase in the amount of inter-segment sales eliminations, due in part to the acquisition of Goodrich. The year-over-year change in operating profit for the second quarter of 2013, as compared with the same period of 2012, primarily reflects lower acquisitions and divestiture costs of $6 million. Similarly, the year-over-year change in operating profit for the six months ended June 30, 2013, as compared with the same period of 2012, reflects lower acquisitions and divestiture costs of $33 million.

LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	June 30, 2013	December 31, 2012	June 30, 2012
Cash and cash equivalents	$4,909	$4,819	$5,966
Total debt	21,656	23,221	20,721
Net debt (total debt less cash and cash equivalents)	16,747	18,402	14,755
Total equity	28,369	27,069	23,725
Total capitalization (debt plus equity)	50,025	50,290	44,446
Net capitalization (debt plus equity less cash and cash equivalents)	45,116	45,471	38,480
Debt to total capitalization	43%	46%	47%
Net debt to net capitalization	37%	40%	38%
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
Improvement in the global economy remains uneven. In the U.S., economic indicators have generally been strengthening, but U.S. Government spending and the impact of sequestration have increased market uncertainties. There continues to be fiscal uncertainty in Europe, while emerging markets have shown continued but modest strength. In light of these circumstances, we continue to assess our current business and closely monitor the impact of global economic conditions on our customers and suppliers. We have determined that these circumstances have not had a significant impact on our financial position, results of operations or liquidity during the first six months of 2013.
Our domestic pension funds experienced a positive return on assets of 1.13% during the first six months of 2013. Approximately 88% of these domestic pension plans funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans funds (12%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the continued recognition of prior pension losses and the impact of a lower discount rate, partially offset by additional funding, the sunset of the final average earning (FAE) provision for the legacy Goodrich salaried employees' plan, and the positive returns experienced during 2012, are expected to result in increased pension expense in 2013 of approximately $225 million as compared to 2012.

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
On May 7, 2013, we commenced cash tender offers for two series of outstanding notes issued by Goodrich and the 1.200% Senior Notes due 2015 issued by UTC. These offers expired on June 4, 2013. Approximately $874.2 million in aggregate principal amount of these outstanding notes were tendered pursuant to these tender offers, including notes validly tendered prior to an early tender date in May 2013 and thereby eligible for an early tender premium. Total payments under these tender offers were approximately $935 million including principal, premium and interest. On June 24, 2013 we redeemed all remaining outstanding 1.200% Senior Notes due 2015, representing $327 million in aggregate principal, under our redemption notice issued on May 24, 2013. We expect full year 2013 debt repayments to be approximately $2.5 billion. We expect full year 2014 debt repayments to be approximately $1 billion.
On December 6, 2012, we commenced cash tender offers for six series of outstanding notes originally issued by Goodrich. These offers expired on January 7, 2013. Approximately $635 million in aggregate principal amount of the outstanding Goodrich notes were tendered pursuant to these tender offers prior to an early tender date in December 2012 and, as a result, were eligible for an early tender premium. Additionally, approximately $2 million in aggregate principal amount of the outstanding Goodrich notes not eligible for an early tender premium were tendered prior to the January 7, 2013 expiration date. Total payments under these tender offers were approximately $790 million including principal, premium and interest.
In 2012, we approved plans for the divestiture of a number of non-core businesses. On December 13, 2012, we completed the sale of the legacy Hamilton Sundstrand Industrial businesses to a private limited liability company formed by affiliates of BC Partners and affiliates of The Carlyle Group for $3.4 billion. The tax expense associated with this transaction was approximately $1.2 billion. Approximately $715 million of the tax was included in our net tax payments during the six months ended June 30, 2013, and a significant portion of these taxes will be included in our net tax payments for the remainder of 2013. On February 12, 2013 we completed the disposition of our UTC Power unit to ClearEdge Power. In connection with regulatory approval of the Goodrich acquisition, we completed the sale of the Goodrich pumps and engine controls business to Triumph Group, Inc. and the sale of the Goodrich electric power systems business to Safran S.A. for combined proceeds of approximately $600 million. We completed these transactions on March 18, 2013 and March 26, 2013, respectively. On May 17, 2013, we completed the sale of our Pratt & Whitney Power Systems business to MHI and entered into a long-term engineering and manufacturing agreement with MHI. Cash received in connection with the sale was $432 million, excluding contingent consideration valued at approximately $200 million. On June 14, 2013, we completed the sale of Rocketdyne to GenCorp Inc. Cash generated from these divestitures is being used to repay debt incurred to finance the Goodrich acquisition.
To manage the cash flow and liquidity impact of the Goodrich acquisition, we suspended share repurchases during 2012. In 2013, we resumed share repurchase activity and repurchased approximately $670 million of our common stock in the six months ended June 30, 2013. We expect 2013 full year share repurchases to be approximately $1.2 billion.
At June 30, 2013, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of June 30, 2013, there were no borrowings under either of these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2013, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.
On July 24, 2013, we called for redemption of all outstanding 6.125% notes due March 1, 2019 issued by Goodrich, representing approximately $202 million in aggregate principal, to be redeemed in August 2013. These Goodrich notes are being refinanced to achieve future interest savings.
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
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of June 30, 2013 and December 31, 2012, the amount of such restricted cash was approximately $39 million and $35 million, respectively, and is primarily included in current assets.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, despite our higher debt levels incurred to finance the Goodrich acquisition in 2012, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Net cash flows provided by operating activities of continuing operations	$3,348	$3,026
Cash generated from operating activities of continuing operations in the first six months of 2013 was $322 million higher than the same period in 2012, driven primarily by higher income from continuing operations of $175 million and non-cash depreciation and amortization charges of $258 million. During the first six months of 2013, the net increase in working capital resulted in a cash outflow of $264 million, an increase of $163 million over the first six months of 2012. The 2013 cash outflows were primarily driven by increases in inventory to support deliveries and other contractual commitments at Pratt & Whitney and Sikorsky, as well as contracts in progress at Otis and UTC Climate, Controls & Security, increases in accounts receivable primarily at Pratt & Whitney and UTC Aerospace Systems, driven primarily by volume, partially offset by increases in accounts payable and accrued liabilities primarily at Pratt & Whitney, Otis and UTC Climate, Controls & Security.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the first six months of 2013 and 2012 were $51 million and $24 million, respectively. We expect to make total cash contributions of approximately $200 million to our global defined benefit pension plans in 2013. Our domestic pension plans are approximately 91% funded on a projected benefit obligation basis as of June 30, 2013 and we are not required to make additional contributions through the end of 2013. Contributions to our global defined benefit pension plans in 2013 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Net cash flows provided by (used in) investing activities of continuing operations	$108	$(12,272)
Cash flows provided by investing activities of continuing operations for the six months ended June 30, 2013 primarily reflect the net proceeds of approximately $1.3 billion from dispositions of certain businesses, partially offset by capital expenditures of approximately $660 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $410 million. The dispositions of certain businesses include the sale of the legacy Goodrich pumps and engine controls business to Triumph Group, Inc. on March 18, 2013, the sale of the legacy Goodrich electric power systems business to Safran S.A. on March 26, 2013, and the sale of Pratt & Whitney Power Systems to Mitsubishi Heavy Industries on May 17, 2013.

During the six months ended June 30, 2013, we increased our collaboration intangible assets by approximately $300 million, including net payments of $157 million made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the six months ended June 30, 2013 primarily relate to investments in new programs at Pratt & Whitney, and continuing Goodrich integration activities at UTC Aerospace Systems.
Investments in businesses in the first six months of 2013 included a number of small acquisitions, primarily in our commercial businesses. We expect total cash investments for acquisitions in 2013 to be approximately $1 billion, including acquisitions completed during the first six months of 2013. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
Customer financing activities were a net use of cash of $27 million for the first six months of 2013 and a net source of cash of $26 million for the first six months of 2012. While we expect that 2013 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $12.1 billion, which now includes approximately $6.5 billion of IAE commitments, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms at June 30, 2013, of which as much as $2 billion may be required to be disbursed during the remainder of 2013. We had commercial aerospace financing and other contractual commitments of approximately $10.9 billion at December 31, 2012.
Cash Flow - Financing Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Net cash flows (used in) provided by financing activities of continuing operations	$(2,987)	$9,377
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. In June 2012, we issued $9.8 billion of long-term debt and $1.1 billion of Equity Units, and in July 2012, we borrowed $2.0 billion from our term loan credit agreement and issued $3.2 billion of commercial paper primarily to partially finance our acquisition of Goodrich and pay related fees, expenses and other amounts due and payable by UTC as a result of the acquisition. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $50 million of outstanding commercial paper at June 30, 2013.
At June 30, 2013, management had authority to repurchase approximately 56.4 million shares under the share repurchase program announced on February 4, 2013. Under this program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. In connection with our acquisition of Goodrich, we suspended share repurchases during 2012. During the six months ended June 30, 2013, we resumed repurchase activity and repurchased approximately 7.5 million shares of our common stock for approximately $670 million. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on Common Stock of $0.535 per share in the first quarter of 2013 totaling $465 million in the aggregate and $0.535 per share in the second quarter of 2013 totaling $465 million in the aggregate. On June 12, 2013, the Board of Directors declared, effective as of July 5, 2013, a dividend of $0.535 per share payable September 10, 2013 to shareowners of record at the close of business on August 16, 2013.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Cash Flow - Discontinued Operations

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Net cash flows used in discontinued operations	$(343)	$(4)

Cash flows used in discontinued operations primarily relate to the completed divestitures of the legacy Hamilton Sundstrand Industrial businesses in December 2012 and Rocketdyne on June 14, 2013. In connection with the sale of the legacy Hamilton Sundstrand Industrial businesses, tax payments of approximately $715 million were made during the six months ended June 30, 2013. A significant portion of the remaining taxes associated with this sale is expected to be included in our tax payments for the remainder of 2013. Net cash flows used in discontinued operations for the six months ended June 30, 2013 includes positive cash flows of approximately $400 million related to the sale of Rocketdyne, and cash flows from the operating activities of Rocketdyne and of UTC Power, through its date of disposition of February 12, 2013, as well as payments made in settlement of liabilities, transaction costs, and interim funding of UTC Power and of Clipper, which was divested in 2012.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2012 Annual Report, incorporated by reference in our 2012 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of June 30, 2013, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as otherwise disclosed.
In finalizing the purchase accounting for the acquisition of Goodrich, we finalized the fair value measurement of our existing customer contractual obligations which resulted in an incremental $200 million of obligations recognized during the second quarter of 2013. Based on the estimated net cash outflows of the OEM developmental programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded total assumed liabilities of approximately $2.2 billion. These liabilities will be liquidated in accordance with the underlying economic pattern of obligations, as reflected by the net cash outflows incurred on the OEM contracts. Total consumption of the contractual obligation through the next five years is expected to be as follows: $134 million remaining in 2013, $286 million in 2014, $218 million in 2015, $239 million in 2016, $236 million in 2017 and $873 million thereafter.
On June 14, 2013 we completed the sale of substantially all operations of Rocketdyne to GenCorp Inc. Following the sale, certain guarantees of Rocketdyne's performance under existing contracts remain in place, which resulted in an increase in our performance guarantees of approximately $123 million, with no associated significant carrying amount of a liability as of June 30, 2013. There have been no other material changes to guarantees outstanding since December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2013. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2012 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Acting Controller and Assistant Controller, Financial Reporting (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	our ability to integrate the acquired Goodrich operations and to realize synergies and opportunities for growth and innovation;

•	our ability to realize the intended benefits of recently announced organizational changes;

•	future levels of indebtedness and capital spending and research and development spending;

•	future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;

•	delays and disruption in delivery of materials and services from suppliers;

•	new business opportunities;

•	cost reduction efforts and restructuring costs and savings and other consequences thereof;

•	the scope, nature, impact or timing of other acquisition, divestiture and joint venture activity, including integration of acquired businesses into our existing businesses;

•	the development, production, delivery, support, performance and anticipated benefits of advanced technologies and new products and services;

•	the impact of customer driven cost and product efficiency initiatives;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the outcome of legal proceedings and other contingencies;

•	future repurchases of our common stock;

•	pension plan assumptions and future contributions; and

•	the effect of changes in tax, environmental and other laws and regulations or political conditions in the U.S. and other countries in which we operate.
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
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
F100 Engine Litigation
As previously disclosed, the United States government sued us in 1999 in the United States District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. The claims relate to the “Fighter Engine Competition” between Pratt & Whitney's F100 engine and General Electric's F110 engine. The government alleged that it overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial, which ended in April, 2005, the government claimed Pratt & Whitney's liability to be approximately $624 million. On August 1, 2008, the trial court held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions after the alleged overstatements were made. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in its 1983 initial engine pricing proposal. In the absence of actual damages, the trial court awarded the government the maximum civil penalty of approximately $7 million, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. In September 2008, both the government and UTC appealed the decision to the United States Court of Appeals for the Sixth Circuit. On November 18, 2010, the Sixth Circuit affirmed Pratt & Whitney's liability under the False Claims Act, but remanded the case to the trial court for further proceedings on the issues of False Claims Act damages and common law liability and damages.
On June 18, 2012, the trial court found that Pratt & Whitney had breached obligations imposed by common law based on the same conduct with respect to which the court previously found liability under the False Claims Act. Under the common law claims, the U.S. Air Force is entitled to seek damages for events occurring before March 3, 1989, which are not recoverable under the False Claims Act.
On June 17, 2013, the trial court awarded the government approximately $473 million in damages and penalties, plus prejudgment interest in an amount to be determined. On July 1, 2013, the trial court, after determining the amount of prejudgment interest, entered judgment in favor of the government in the amount of approximately $664 million. The trial court also awarded postjudgment interest on the full amount of the judgment to accrue from July 2, 2013, at the federal variable interest rate determined pursuant to 28 U.S.C. § 1961. The judgment included four different components of damages: (1) common law damages of approximately $109 million; (2) prejudgment interest on common law damages of approximately $191 million; (3) False Claims Act treble damages of approximately $357 million; and (4) penalties of approximately $7 million. The penalty component of the judgment previously was affirmed by the United States Court of Appeals in 2010.
We strongly disagree with the trial court's analysis and conclusions. We will file an appeal from the judgment to the United States Court of Appeals for the Sixth Circuit on or before September 1, 2013. Based on our analysis, we continue to believe that there is no basis for any common law liability for the inaccurate statements. We also believe that the government suffered no actual damages as a result of the inaccurate statements made in 1983 and, therefore, there is no basis in fact or law for the award of common law damages, prejudgment interest or False Claims Act treble damages. If, contrary to our expectations, all or any portion of the judgment should ultimately be affirmed, we estimate a range of possible loss from approximately $24 million to $657 million in excess of amounts previously accrued, plus postjudgment interest. The outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized and cash flows for the period in which damages would be paid.
Shareholder Derivative Litigation
On October 31, 2012, a shareholder filed a stockholder derivative action in the Delaware Court of Chancery against all of

UTC's current directors. The complaint centers on the June 28, 2012 guilty plea of P&WC to violations of the U.S. Arms Export Control Act and International Traffic in Arms Regulations, and making false statements in connection with its illegal export to China of U.S.-origin military software used in the development of a Chinese military attack helicopter, the Z-10. The complaint alleges, among other things, that UTC's directors breached their fiduciary duties owed to UTC and its shareholders and committed “corporate waste” by failing to oversee adequately UTC's export control compliance. The complaint also alleges that UTC's directors “failed to ensure” that there were adequate internal controls to assure compliance. The complaint seeks declaratory and injunctive relief against UTC, including an order removing and replacing the directors, and asserts a claim for unspecified money damages against only the directors. On June 18, 2013, the Chancery Court issued an order granting the directors' motion to dismiss the case, with prejudice. The shareholder has appealed this decision. We do not believe the resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Department of Defense Cost Accounting Standards Claim
As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges that it made to Sikorsky since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky's liability was approximately $95 million (including interest through March 31, 2013). We believed this claim was without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter concluded in January 2013 and on March 22, 2013, the U.S. Court of Federal Claims issued a written decision in favor of Sikorsky determining that the DOD had failed to prove its claims because Sikorsky's calculation of material overhead complied with the cost accounting standards. DOD has appealed this decision. We do not believe the ultimate resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
Improvement in the global economy remains uneven. In the U.S., economic indicators have generally been strengthening, but U.S. Government spending and the impact of sequestration have increased market uncertainties. There continues to be fiscal uncertainty in Europe while emerging markets have shown continued but modest strength. There can be no assurance that any of the recent economic improvements will be broad-based and sustainable, or that they will enhance conditions in markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital. While these economic developments have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airlines and business jet operators, and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results, as the majority of our sales are non-U.S. based.
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
We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and expect to do so in the future. For example, on June 29, 2012, Pratt & Whitney acquired Rolls-Royce's ownership and collaboration interests in IAE, and on July 26, 2012, we completed our acquisition of Goodrich. Further, on October 12, 2011 Pratt & Whitney and Rolls-Royce announced an agreement, subject to regulatory approval and other closing conditions, to form a new joint venture to develop new engines to power the next generation of 120 to 230 passenger mid-size aircraft that will replace the existing fleet of mid-size aircraft currently in service or in development and MTU and JAEC subsequently agreed to join this new venture. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. For example, we completed the disposition of UTC Power to ClearEdge Power in February 2013, the disposition of the legacy Hamilton Sundstrand Industrial businesses to affiliates of BC Partners and The Carlyle Group in December 2012, and the disposition of Clipper to a private equity acquirer in August 2012. Additionally, in June 2013 we completed the sale of substantially all operations of our Pratt & Whitney Rocketdyne business to GenCorp Inc., and in May 2013 we completed the sale of our Pratt & Whitney Power Systems unit to Mitsubishi Heavy Industries. Our divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations imposed on us and could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The success of future acquisitions and divestitures will depend on the satisfaction of conditions precedent to, and consummation of, the pending transactions, the timing of consummation of these pending transactions, and the ability of the parties to secure any required regulatory approvals in a timely manner.
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
We have outstanding debt and other financial obligations and significant unused borrowing capacity. We have incurred substantial additional debt as a result of the Goodrich acquisition. As of June 30, 2013, we had approximately $21.7 billion of total debt on a consolidated basis. Our debt level and related debt service obligations could have negative consequences, including, among others:

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
As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the U.S. Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, Bureau of Industry and Security, the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, Directorate of Defense Trade Controls (DDTC), and trade sanctions, regulations and embargoes administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. Certain of our products have military or strategic applications and are on the munitions list of the ITAR, or represent so-called “dual use” items governed by the EAR. As a result, these products require individual validated licenses in order to be exported to certain jurisdictions. Any failures to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. As previously disclosed, on June 28, 2012, we entered into a consent agreement with the DDTC and a deferred prosecution agreement with the U.S. Department of Justice regarding separate but related export licensing compliance violations, both of which impose significant continuing obligations. In connection with the foregoing, we entered into an administrative agreement with the Department of the Army Suspension and Debarment Official, in which Army officials determined that we are presently responsible and that further action is not necessary pursuant to the Federal Acquisition Regulation and National Defense Appropriations Act. Any changes in export regulations may further restrict the export of our products. The length of time required by the licensing processes can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
Our Business and Financial Performance May Be Adversely Affected By Information Technology and Other Business Disruptions.
Our business may be impacted by disruptions, including information technology attacks or failures, threats to physical security, as well as damaging weather or other acts of nature, pandemics or other public health crises. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). We have experienced cybersecurity attacks and may continue to experience them going forward, potentially with more frequency. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended June 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2013	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Maximum Number of Shares that may yet be Purchased Under the Program (000's)
April 1 - April 30	3,607	$92.91	3,606	56,394
May 1 - May 31	—	—	—	56,394
June 1 - June 30	—	—	—	56,394
Total	3,607	$92.91	3,606

We repurchase shares under a program announced on February 4, 2013, which authorized the repurchase of up to 60 million shares of our common stock. Under this current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 1,000 shares were reacquired in transactions outside the program during the quarter ended June 30, 2013.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
On July 24, 2013, United Technologies Corporation issued a press release announcing that it called for redemption of all outstanding Goodrich 6.125% notes due March 1, 2019.
The press release issued July 24, 2013 is furnished herewith as Exhibit No. 99 to this Report, and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section and shall not be deemed to be incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

99	Press release, dated July 24, 2013, issued by United Technologies Corporation.*

101.INS	XBRL Instance Document.* (File name: utx-20130630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20130630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20130630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20130630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20130630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20130630_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	July 26, 2013	by:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer and Principal Accounting Officer)

Dated:	July 26, 2013	by:	/s/ JOHN E. STANTIAL
John E. Stantial
Acting Controller and Assistant Controller, Financial Reporting

(on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

99	Press release, dated July 24, 2013, issued by United Technologies Corporation.*

101.INS	XBRL Instance Document.* (File name: utx-20130630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20130630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20130630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20130630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20130630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20130630_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.