Form 10-Q
period 2013-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2013-10-25
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
At September 30, 2013 there were 917,581,965 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2013

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,
(Dollars in millions, except per share amounts)	2013	2012
Net Sales:
Product sales	$11,243	$10,839
Service sales	4,219	4,203
	15,462	15,042
Costs and Expenses:
Cost of products sold	8,316	8,278
Cost of services sold	2,704	2,725
Research and development	630	590
Selling, general and administrative	1,633	1,619
	13,283	13,212
Other income, net	187	211
Operating profit	2,366	2,041
Interest expense, net	226	216
Income from continuing operations before income taxes	2,140	1,825
Income tax expense	614	484
Net income from continuing operations	1,526	1,341
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	111	94
Income from continuing operations attributable to common shareowners	1,415	1,247
Discontinued operations (Note 2):
Income (loss) from operations	—	91
Gain (loss) on disposal	10	(26)
Income tax benefit (expense)	7	105
Income (loss) from discontinued operations	17	170
Less: Noncontrolling interest in subsidiaries' earnings from discontinued operations	—	2
Income (loss) from discontinued operations attributable to common shareowners	17	168
Net income attributable to common shareowners	$1,432	$1,415
Comprehensive income	$2,235	$2,546
Less: Comprehensive income attributable to noncontrolling interest	128	119
Comprehensive income attributable to common shareowners	$2,107	$2,427
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.57	$1.39
Net income attributable to common shareowners	$1.59	$1.58
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.55	$1.37
Net income attributable to common shareowners	$1.57	$1.56
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2013	2012
Net Sales:
Product sales	$33,159	$28,843
Service sales	12,708	12,422
	45,867	41,265
Costs and Expenses:
Cost of products sold	24,876	21,724
Cost of services sold	8,161	8,143
Research and development	1,871	1,659
Selling, general and administrative	4,997	4,657
	39,905	36,183
Other income, net	917	851
Operating profit	6,879	5,933
Interest expense, net	679	513
Income from continuing operations before income taxes	6,200	5,420
Income tax expense	1,677	1,257
Net income from continuing operations	4,523	4,163
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	286	261
Income from continuing operations attributable to common shareowners	4,237	3,902
Discontinued operations (Note 2):
Income (loss) from operations	63	(1,017)
Gain (loss) on disposal	(30)	(62)
Income tax benefit (expense)	(12)	256
Income (loss) from discontinued operations	21	(823)
Less: Noncontrolling interest in subsidiaries' earnings from discontinued operations	—	6
Income (loss) from discontinued operations attributable to common shareowners	21	(829)
Net income attributable to common shareowners	$4,258	$3,073
Comprehensive income	$4,658	$4,171
Less: Comprehensive income attributable to noncontrolling interest	277	271
Comprehensive income attributable to common shareowners	$4,381	$3,900
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$4.70	$4.37
Net income attributable to common shareowners	$4.73	$3.44
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$4.64	$4.31
Net income attributable to common shareowners	$4.66	$3.39
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$4,621	$4,819
Accounts receivable, net	11,135	11,099
Inventories and contracts in progress, net	10,765	9,537
Future income tax benefits, current	1,935	1,611
Assets held for sale	—	1,071
Other assets, current	895	1,473
Total Current Assets	29,351	29,610
Customer financing assets	1,229	1,150
Future income tax benefits	1,583	1,599
Fixed assets	18,388	18,065
Less: Accumulated depreciation	(9,839)	(9,547)
Fixed assets, net	8,549	8,518
Goodwill	28,100	27,801
Intangible assets, net	15,495	15,189
Other assets	6,019	5,542
Total Assets	$90,326	$89,409
Liabilities and Equity
Short-term borrowings	$303	$503
Accounts payable	6,628	6,431
Accrued liabilities	15,488	15,310
Liabilities held for sale	—	421
Long-term debt currently due	1,100	1,121
Total Current Liabilities	23,519	23,786
Long-term debt	19,785	21,597
Future pension and postretirement benefit obligations	7,175	7,520
Other long-term liabilities	9,804	9,199
Total Liabilities	60,283	62,102
Commitments and contingent liabilities (Note 13)
Redeemable noncontrolling interest	124	238
Shareowners’ Equity:
Common Stock	14,665	13,976
Treasury Stock	(20,233)	(19,251)
Retained earnings	39,599	36,776
Unearned ESOP shares	(129)	(139)
Accumulated other comprehensive loss	(5,325)	(5,448)
Total Shareowners’ Equity	28,577	25,914
Noncontrolling interest	1,342	1,155
Total Equity	29,919	27,069
Total Liabilities and Equity	$90,326	$89,409
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Operating Activities of Continuing Operations:
Income from continuing operations	$4,523	$4,163
Adjustments to reconcile income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	1,335	1,047
Deferred income tax provision	13	29
Stock compensation cost	216	150
Change in:
Accounts receivable	(198)	406
Inventories and contracts in progress	(1,461)	(1,162)
Other current assets	118	(101)
Accounts payable and accrued liabilities	1,077	708
Global pension contributions	(72)	(233)
Other operating activities, net	(660)	(356)
Net cash flows provided by operating activities of continuing operations	4,891	4,651
Investing Activities of Continuing Operations:
Capital expenditures	(1,047)	(748)
Investments in businesses	(120)	(16,008)
Dispositions of businesses	1,465	362
(Increase) decrease in customer financing assets, net	(121)	1
Decrease (increase) in restricted cash, net	3	(191)
Increase in collaboration intangible assets	(547)	(1,394)
Other investing activities, net	(232)	(17)
Net cash flows used in investing activities of continuing operations	(599)	(17,995)
Financing Activities of Continuing Operations:
(Repayment) issuance of long-term debt, net	(1,795)	10,798
(Decrease) increase in short-term borrowings, net	(204)	4,509
Proceeds from Common Stock issued under employee stock plans	336	460
Dividends paid on Common Stock	(1,395)	(1,288)
Repurchase of Common Stock	(1,000)	—
Other financing activities, net	(168)	(493)
Net cash flows (used in) provided by financing activities of continuing operations	(4,226)	13,986
Discontinued Operations:
Net cash (used in) provided by operating activities	(603)	22
Net cash provided by (used in) investing activities	351	(352)
Net cash flows used in discontinued operations	(252)	(330)
Effect of foreign exchange rate changes on cash and cash equivalents	(29)	25
Net (decrease) increase in cash and cash equivalents	(215)	337
Cash and cash equivalents, beginning of year	4,836	5,960
Cash and cash equivalents, end of period	4,621	6,297
Less: Cash and cash equivalents of businesses held for sale	—	55
Cash and cash equivalents of continuing operations, end of period	$4,621	$6,242

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at September 30, 2013 and for the quarters and nine months ended September 30, 2013 and 2012 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2012 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2012 (2012 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the first nine months of 2013, our cash investment in business acquisitions was $120 million, and consisted of a number of small acquisitions, primarily in our commercial businesses.
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
Allocation of Consideration Transferred to Net Assets Acquired:
The following amounts represent the final determination as of July 26, 2012 of the fair value of identifiable assets acquired and liabilities assumed from the Goodrich acquisition, through completion of the one year measurement period from the date of acquisition as required by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations” (ASC Topic 805). Measurement period adjustments were not significant and were not retroactively reclassified to prior periods.

(Dollars in millions)
Cash and cash equivalents	$538
Accounts receivable, net	1,205
Inventories and contracts in progress, net	1,673
Future income tax benefits, current	515
Other assets, current	647
Fixed assets	2,209
Intangible assets:
Customer relationships and related program assets	8,550
Trademarks	1,550
Other assets	1,501
Short-term borrowings	(84)
Accounts payable	(587)
Accrued liabilities	(1,919)
Long-term debt	(2,961)
Future pension and postretirement benefit obligations	(1,743)
Other long-term liabilities:
Customer contractual obligations	(2,200)
Other long-term liabilities	(4,013)
Noncontrolling interest	(41)
Total identifiable net assets	4,840
Goodwill	11,580
Total consideration transferred	$16,420
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
In determining the fair value of identifiable assets acquired and liabilities assumed, a review was conducted for any significant contingent assets or liabilities existing as of the acquisition date. As of September 30, 2013, no significant contingencies related to existing legal or government action have been identified which existed as of the opening balance sheet date. Based upon our existing practices and phase II environmental assessments done on a number of Goodrich sites, we have determined that environmental liability obligations of $325 million were assumed in connection with the Goodrich acquisition.

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
We also identified customer contractual obligations on certain OEM development programs where the expected costs exceed the expected revenue under contract. We measured these liabilities under the measurement provisions of ASC Topic 820, which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Based on the estimated net cash outflows of the OEM developmental programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded assumed liabilities of approximately $2.2 billion. These liabilities will be liquidated in accordance with the underlying economic pattern of obligations, as reflected by the net cash outflows incurred on the OEM developmental programs. Total consumption of the contractual obligation for the quarter and nine months ended September 30, 2013 was approximately $60 million and $210 million, respectively. Total consumption of the contractual obligation is expected to be as follows: $70 million remaining in 2013, $274 million in 2014, $213 million in 2015, $242 million in 2016, $233 million in 2017 and $894 million thereafter.
Goodrich had not recorded an income tax liability on the unremitted earnings of its non-U.S. subsidiaries, which were approximately $853 million as of December 31, 2011. In connection with the Goodrich acquisition, UTC made a determination to repatriate certain of these unremitted earnings, making such amounts subject to both U.S. and non-U.S. income taxes. Accordingly, an income tax liability of $215 million was recorded in purchase accounting for the unremitted earnings no longer considered permanently reinvested.
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

Supplemental Pro-Forma Data:
Goodrich's results of operations have been included in UTC's financial statements for the periods subsequent to the completion of the acquisition on July 26, 2012. The following unaudited supplemental pro-forma data for the quarter and nine months ended September 30, 2012 presents consolidated information as if the acquisition had been completed on January 1, 2011. There were no significant pro-forma adjustments required for the quarter and nine months ended September 30, 2013. The pro-forma results were calculated by combining the results of UTC with the stand-alone results of Goodrich for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

(Dollars in millions, except per share amounts)	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
Net sales	$15,512	$45,730
Net income attributable to common shareowners from continuing operations	1,315	4,145
Basic earnings per share of common stock from continuing operations	1.47	4.63
Diluted earnings per share of common stock from continuing operations	1.45	4.57
The unaudited supplemental pro-forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2011, as adjusted for the applicable tax impact:

(Dollars in millions)	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
Amortization of inventory fair value adjustment[1]	$(49)	$(49)
Amortization of acquired Goodrich intangible assets, net[2]	15	107
Utilization of contractual customer obligation[3]	(10)	(103)
Interest expense incurred on acquisition financing, net[4]	(3)	63
1 Removed the expense for the amortization of inventory fair value adjustments recognized in the quarter ended September 30, 2012, as the corresponding inventory would have been completely sold during the first two quarters of 2011.
2 Added the additional amortization of the acquired Goodrich intangible assets recognized at fair value in purchase accounting and eliminated the historical Goodrich intangible asset amortization expense.
3 Added the additional utilization of the Goodrich contractual customer obligation recognized in purchase accounting.
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
In 2012, the UTC Board of Directors approved plans for the divestiture of a number of non-core businesses. Cash generated from these divestitures was used to repay debt incurred to finance the acquisition of Goodrich. See Note 2 for further discussion.
On June 29, 2012, Pratt & Whitney, Rolls Royce plc (Rolls-Royce), MTU Aero Engines AG (MTU), and Japanese Aero Engines Corporation (JAEC), participants in the IAE collaboration, completed a restructuring of their interests in IAE. Under the terms of the agreement, Rolls-Royce sold its ownership and collaboration interests in IAE to Pratt & Whitney, while also entering into an agreement to license its V2500 intellectual property to Pratt & Whitney. In exchange for the increased ownership and collaboration interests and intellectual property license, Pratt & Whitney paid Rolls-Royce $1.5 billion at closing with additional payments due to Rolls-Royce during the fifteen year period following closing of the purchase, conditional upon each hour flown by V2500-powered aircraft in service at the closing. Payments made to Rolls-Royce under this agreement are capitalized as collaboration intangible assets, as further discussed below. In October 2011, Pratt & Whitney and Rolls-Royce announced their intention to form a new partnership to develop an engine to power future mid-sized aircraft. In September 2013, following further discussion and because of the current regulatory environment, the parties agreed not to proceed with this partnership. As a result of this decision, an additional collaboration intangible asset payment was made to Rolls-Royce in accordance with the underlying agreement.
The collaboration interest and intellectual property licenses are reflected as intangible assets and will be amortized in relation to the economic benefits received over the remaining estimated 30 year life of the V2500 program. As a result of these transactions, Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, we have determined that IAE is a variable interest entity, and Pratt & Whitney its primary beneficiary under the criteria established in the FASB ASC Topic 810 “Consolidations” and has, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for IAE in our Consolidated Balance Sheet as of September 30, 2013 are as follows:

(Dollars in millions)
Current assets	$1,636
Noncurrent assets	1,023
Total assets	$2,659

Current liabilities	$1,821
Noncurrent liabilities	1,067
Total liabilities	$2,888

Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2013 were as follows:

(Dollars in millions)	Balance as of January 1, 2013	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of September 30, 2013
Otis	$1,583	$139	$(7)	$1,715
UTC Climate, Controls & Security	9,868	2	(149)	9,721
Pratt & Whitney	1,238	—	35	1,273
UTC Aerospace Systems	14,754	301	(20)	15,035
Sikorsky	353	—	(1)	352
Total Segments	27,796	442	(142)	28,096
Eliminations and other	5	—	(1)	4
Total	$27,801	$442	$(143)	$28,100

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2013		December 31, 2012
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,235	$(1,272)	$2,127	$(1,202)
Patents and trademarks	382	(178)	412	(167)
IAE collaboration	2,093	—	1,526	—
Customer relationships and other	12,025	(2,064)	11,901	(1,718)
	16,735	(3,514)	15,966	(3,087)
Unamortized:
Trademarks and other	2,274	—	2,310	—
Total	$19,009	$(3,514)	$18,276	$(3,087)
The customer relationships intangible assets include payments made to our customers to secure certain contractual rights and are being amortized on a straight-line basis, as it approximates the underlying economic pattern of benefits. In accordance with the FASB ASC Topic 605, “Customer Payments and Incentives,” we classify amortization of such payments as a reduction of sales. The IAE collaboration intangible asset is being amortized based upon the economic pattern of benefits as represented by the underlying cash flows. As these cash flows have been negative to date, no amortization has yet been recorded. Amortization of intangible assets for the quarter and nine months ended September 30, 2013 was $180 million and $531 million respectively, compared with $166 million and $360 million for the same periods of 2012. The following is the expected amortization of intangible assets for the years 2013 through 2018:

(Dollars in millions)	Remaining 2013	2014	2015	2016	2017	2018
Amortization expense	$171	$681	$645	$626	$619	$648

Note 2: Discontinued Operations
In 2012, the UTC Board of Directors approved plans for the divestiture of a number of non-core businesses, which were completed with the sale of Pratt & Whitney Rocketdyne (Rocketdyne) on June 14, 2013, as discussed below. Cash generated from these divestitures was used to repay debt incurred to finance the Goodrich acquisition.
The sale of substantially all operations of Rocketdyne to GenCorp Inc. generated a pre-tax loss of approximately $7 million ($3 million after tax) through September 30, 2013, which has been included in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income. During the nine months ended September 30, 2012, we recorded pre-tax goodwill impairment charges of approximately $360 million ($220 million after tax) related to Rocketdyne.
On February 12, 2013, we completed the disposition of UTC Power to ClearEdge Power. The disposition resulted in payments by UTC totaling $48 million, which included capitalization of the business prior to the sale and interim funding of operations as the buyer took control of a loss generating business. We have no continuing involvement with the UTC Power business post disposition.
The legacy Hamilton Sundstrand Industrial businesses, as well as Clipper Windpower (Clipper), Rocketdyne and UTC Power all met the "held-for-sale" criteria in 2012. The results of operations, including the net realized gains and losses on disposition, and the related cash flows which resulted from these non-core businesses, have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Comprehensive Income and Cash Flows. The dispositions of Clipper and the legacy Hamilton Sundstrand Industrial businesses were completed in 2012.
The following summarized financial information for our discontinued operations businesses has been segregated from continuing operations and reported as Discontinued Operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Discontinued Operations:
Net sales	$—	$522	$309	$1,607
Income (loss) from operations	$—	$91	$63	$(1,017)
Income tax expense	—	(30)	(32)	(38)
Income (loss) from operations, net of income taxes	—	61	31	(1,055)
Gain (loss) on disposal	10	(26)	(30)	(62)
Income tax benefit	7	135	20	294
Net income (loss) on discontinued operations	$17	$170	$21	$(823)
Income (loss) from operations of discontinued operations for the nine months ended September 30, 2012 includes pre-tax impairment charges of approximately $1,135 million. There were no impairment charges for the quarter ended September 30, 2012. These amounts were previously included in loss on disposal of discontinued operations and have been reclassified for consistency of presentation.
Note 3: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts; shares in millions)	2013	2012	2013	2012
Net income attributable to common shareowners:
Net income from continuing operations	$1,415	$1,247	$4,237	$3,902
Net income (loss) from discontinued operations	17	168	21	(829)
Net income attributable to common shareowners	$1,432	$1,415	$4,258	$3,073
Basic weighted average number of shares outstanding	900.8	896.3	900.9	893.6
Stock awards and equity units	14.7	10.9	13.2	11.7
Diluted weighted average number of shares outstanding	915.5	907.2	914.1	905.3
Earnings (Loss) Per Share of Common Stock - Basic:
Net income from continuing operations	$1.57	$1.39	$4.70	$4.37
Net income (loss) from discontinued operations	0.02	0.19	0.02	(0.93)
Net income attributable to common shareowners	1.59	1.58	4.73	3.44
Earnings (Loss) Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.55	$1.37	$4.64	$4.31
Net income (loss) from discontinued operations	0.02	0.19	0.02	(0.92)
Net income attributable to common shareowners	1.57	1.56	4.66	3.39

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the quarter and nine months ended September 30, 2013 there were no anti-dilutive stock awards excluded from the computation. For the quarter and nine months ended September 30, 2012, the number of stock awards excluded from the computation was 6.1 million and 4.8 million, respectively. The dilutive impact of our equity units issued in 2012 was not significant for the quarter and nine months ended September 30, 2013. There was no impact on diluted earnings per share due to equity units for the quarter and nine months ended September 30, 2012.

Note 4: Inventories and Contracts in Progress

(Dollars in millions)	September 30, 2013	December 31, 2012
Raw materials	$1,967	$1,861
Work-in-process	4,864	4,151
Finished goods	3,556	3,205
Contracts in progress	8,038	7,354
	18,425	16,571
Less:
Progress payments, secured by lien, on U.S. Government contracts	(379)	(274)
Billings on contracts in progress	(7,281)	(6,760)
	$10,765	$9,537
As of September 30, 2013 and December 31, 2012, inventories include capitalized contract development costs of $866 million and $823 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventories principally relate to costs capitalized on Sikorsky’s CH-148 contract with the Canadian Government. The CH-148 is a derivative of the H-92, a military variant of the S-92 helicopter.
Note 5: Borrowings and Lines of Credit

(Dollars in millions)	September 30, 2013	December 31, 2012
Commercial paper	$100	$320
Other borrowings	203	183
Total short-term borrowings	$303	$503
At September 30, 2013, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of September 30, 2013, there were no borrowings under either of these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2013, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock.
On May 7, 2013, we commenced cash tender offers for two series of outstanding notes issued by Goodrich and the UTC 1.200% Senior Notes. A total of $874 million principal amount of all notes subject to the tender offers, and $36 million of the fair value adjustment related to the notes assumed in the Goodrich acquisition, were repaid, including approximately $103 million principal amount of the 2016 Goodrich 6.290% notes, approximately $98 million principal amount of the 2019 Goodrich 6.125% notes, and approximately $674 million principal amount of the 2015 UTC 1.200% Senior Notes. An extinguishment loss of approximately $18 million was recognized within Interest expense, net in the accompanying Condensed Consolidated Statements of Comprehensive Income.
On June 24, 2013, we redeemed all remaining outstanding 2015 UTC 1.200% Senior Notes, representing $327 million in aggregate principal, under our redemption notice issued on May 24, 2013. An extinguishment loss of approximately $6 million was recognized within Interest expense, net in the accompanying Condensed Consolidated Statements of Comprehensive Income.

On August 23, 2013, we redeemed all remaining outstanding 2019 Goodrich 6.125% notes, representing $202 million in aggregate principal, under our redemption notice issued on July 24, 2013. On September 27, 2013, we redeemed all remaining outstanding 2021 Goodrich 3.600% notes, representing $294 million in aggregate principal, under our redemption notice issued on August 28, 2013. A combined extinguishment gain of approximately $1 million was recognized within Interest expense, net in the accompanying Condensed Consolidated Statements of Comprehensive Income.
As previously disclosed, on December 6, 2012, we announced that we had commenced cash tender offers for six series of outstanding notes issued by Goodrich. These offers expired on January 7, 2013. Approximately $637 million in aggregate principal amount of notes subject to the tender offers and $126 million of the fair value adjustment were repaid, with $635 million in aggregate principal amount being eligible for the early tender premium and approximately $2 million in aggregate principal amount being paid on January 8, 2013. An extinguishment loss of approximately $26 million was recognized during 2012 within Interest expense, net in the accompanying Condensed Consolidated Statements of Comprehensive Income.

Long-term debt consisted of the following:

(Dollars in millions)	September 30, 2013	December 31, 2012
LIBOR§ plus 0.270% floating rate notes due 2013	$1,000	$1,000
LIBOR§ plus 0.500% floating rate notes due 2015	500	500
1.200% notes due 2015*	—	1,000
4.875% notes due 2015*	1,200	1,200
6.290% notes due 2016‡	188	291
5.375% notes due 2017*	1,000	1,000
1.800% notes due 2017*	1,500	1,500
6.800% notes due 2018‡	99	99
6.125% notes due 2019‡	—	300
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	272	272
4.500% notes due 2020*	1,250	1,250
4.875% notes due 2020‡	171	171
3.600% notes due 2021‡	—	295
8.750% notes due 2021	250	250
3.100% notes due 2022*	2,300	2,300
1.550% junior subordinated notes due 2022†	1,100	1,100
7.100% notes due 2027‡	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.800% notes due 2036‡	134	134
7.000% notes due 2038‡	159	159
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
4.500% notes due 2042*	3,500	3,500
Project financing obligations	69	100
Other (including capitalized leases and discounts)‡	438	403
Total principal long-term debt	20,671	22,365
Other (fair market value adjustment)‡	214	353
Total long-term debt	20,885	22,718
Less: current portion	1,100	1,121
Long-term debt, net of current portion	$19,785	$21,597

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

‡	Includes notes and remaining fair market value adjustments that were assumed as a part of the Goodrich acquisition on July 26, 2012.

§	The three-month LIBOR rate as of September 30, 2013 was approximately 0.3%.

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
It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $45 million to a net decrease of $490 million as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals or in the courts, or the closure of tax statutes. A portion of this net change may impact the Company's income tax expense. Not included in the range are assessments made by the French Tax Authority of €237 million (approximately $320 million) related to the proposed disallowance of certain deductions claimed in France for tax years 2008 through 2011. This is a recurring issue and it is expected that similar challenges will be raised in subsequent tax years until the issue is resolved. Resolution discussions with the French Revenue Authority on this matter have been unsuccessful to date and UTC may be required to pursue the defense of the issue through litigation, which could be commenced as early as the fourth quarter of 2013. UTC intends to assert a vigorous defense and believes it should prevail on the issue. Accordingly, no accrual has been made for this matter. Also, not included in the range is €204 million (approximately $275 million) of tax benefits that we have claimed related to a 1998 German reorganization. A portion of these tax benefits was denied by the German Tax Office on July 5, 2012, as a result of the audit of tax years 1999 to 2000. On August 3, 2012, the Company filed suit in the German Tax Court and expects to litigate this case. In 2008 the German Federal Tax Court denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the German Federal Tax Court on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration of certain related issues. In May 2010, the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued tax expense for this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.
UTC tax years 2006 through 2008 are currently before the Appeals Division of the IRS (IRS Appeals) for resolution discussions regarding certain proposed adjustments with which UTC does not agree. Such resolution discussions are currently expected to continue into 2014 and be completed within the next 12 months. Tax years 2009 and 2010 are under review by the Examination Division of the IRS (IRS Examination), which is expected to continue into 2014 and be completed within the next 12 months.
The Company is currently engaged in litigation regarding the proper timing of certain deductions taken by Goodrich in its tax years 2001 and 2002, prior to its acquisition by UTC, which could be settled as early as the fourth quarter of 2013. UTC believes that this matter is adequately reserved and it is not expected that any potential settlement would have a material adverse impact on financial results. The Company is also engaged in litigation with respect to a separate issue involving the proper timing of deductions taken by Goodrich Corporation in its tax years 2005 and 2006, prior to its acquisition by UTC, which is expected to continue into 2014. This is a recurring issue and it is expected that the IRS will continue to challenge it in subsequent tax years, potentially including post-acquisition years, until the issue is resolved. Goodrich pre-acquisition tax years 2007 through 2010 are currently before IRS Appeals for resolution discussions regarding certain disputed proposed adjustments, including the recurring timing issue described above. These resolution discussions are expected to continue into 2014.

Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. As part of our acquisition of Goodrich on July 26, 2012, we assumed approximately $1.5 billion of pension and postretirement benefit plan obligations. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Defined Benefit Plans	$21	$209	$72	$233
Defined Contribution Plans	$75	$65	$258	$183
There were no contributions to our domestic defined benefit pension plans in the first nine months of 2013. In the first nine months of 2012, we made contributions of $201 million to our domestic defined benefit pension plans, all of which was contributed in the third quarter of 2012.
The following tables illustrate the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Service cost	$142	$131	$1	$1
Interest cost	343	344	9	10
Expected return on plan assets	(526)	(503)	—	—
Amortization	(8)	(7)	(2)	(2)
Recognized actuarial net loss (gain)	237	180	(1)	(1)
Net settlement and curtailment loss	—	15	—	—
Total net periodic benefit cost	$188	$160	$7	$8

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Service cost	$428	$361	$3	$3
Interest cost	1,029	970	28	26
Expected return on plan assets	(1,579)	(1,415)	—	—
Amortization	(26)	(13)	(8)	(2)
Recognized actuarial net loss (gain)	717	541	(3)	(5)
Net settlement and curtailment (gain) loss	(17)	50	—	—
Total net periodic benefit cost	$552	$494	$20	$22
Net settlements and curtailment gains for pension benefits include curtailment gains of approximately $24 million related to, and recorded in, discontinued operations for the nine months ended September 30, 2013. There were no curtailment gains related to discontinued operations for the quarter ended September 30, 2013. Net settlements and curtailment losses for pension benefits include curtailment losses of approximately $24 million related to, and recorded in, discontinued operations for the nine months ended September 30, 2012. There were no curtailment losses related to discontinued operations for the quarter ended September 30, 2012.

Note 8: Restructuring Costs
During the nine months ended September 30, 2013, we recorded net pre-tax restructuring costs totaling $343 million for new and ongoing restructuring actions as follows:

(Dollars in millions)
Otis	$68
UTC Climate, Controls & Security	66
Pratt & Whitney	122
UTC Aerospace Systems	65
Sikorsky	25
Eliminations and other	(1)
Restructuring costs recorded within continuing operations	345
Restructuring costs recorded within discontinued operations	(2)
Total	$343
The net costs included $145 million recorded in cost of sales, $199 million in selling, general and administrative expenses, $1 million in other income, net, and ($2) million in discontinued operations. As described below, these costs primarily relate to actions initiated during 2013 and 2012.
2013 Actions. During the nine months ended September 30, 2013, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $298 million, including $100 million in cost of sales and $198 million in selling, general and administrative expenses.
We expect the actions initiated in the nine months ended September 30, 2013 to result in net workforce reductions of approximately 3,600 hourly and salaried employees, the exiting of approximately 600 thousand net square feet of facilities and the disposal of assets associated with exited facilities. As of September 30, 2013, we have completed net workforce reductions of approximately 2,400 employees and have exited approximately 5,000 net square feet. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2013 and 2014. No specific plans for significant other actions have been finalized at this time.
The following table summarizes the accrual balances and utilization by cost type for the 2013 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at July 1, 2013	$153	$—	$7	$160
Net pre-tax restructuring costs	89	1	6	96
Utilization and foreign exchange	(108)	(1)	(2)	(111)
Balance at September 30, 2013	$134	$—	$11	$145
The following table summarizes expected, incurred and remaining costs for the 2013 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$287	$13	$41	$341
Costs incurred - quarter ended March 31, 2013	(19)	—	(1)	(20)
Costs incurred - quarter ended June 30, 2013	(163)	(12)	(7)	(182)
Costs incurred - quarter ended September 30, 2013	(89)	(1)	(6)	(96)
Balance at September 30, 2013	$16	$—	$27	$43
The following table summarizes expected, incurred and remaining costs for the 2013 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs incurred Quarter ended March 31, 2013	Costs incurred Quarter ended June 30, 2013	Costs incurred Quarter ended September 30, 2013	Remaining Costs at September 30, 2013
Otis	$61	$(6)	$(35)	$(12)	$8
UTC Climate, Controls & Security	81	(8)	(18)	(34)	21
Pratt & Whitney	127	(6)	(93)	(22)	6
UTC Aerospace Systems	55	—	(28)	(19)	8
Sikorsky	18	—	(8)	(10)	—
Eliminations and other	(1)	—	—	1	—
Total	$341	$(20)	$(182)	$(96)	$43
2012 Actions. During the nine months ended September 30, 2013, we recorded net pre-tax restructuring costs totaling $44 million for restructuring actions initiated in 2012, including $40 million in cost of sales, $3 million in selling, general and administrative expenses, and $1 million in other income, net. The 2012 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.
As of September 30, 2013, we have completed net workforce reductions of approximately 6,100 employees of an expected 7,300 employees, and have exited approximately 1.6 million net square feet of facilities of an expected 3.6 million net square feet. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2013 and 2014.
The following table summarizes the accrual balances and utilization by cost type for the 2012 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at July 1, 2013	$142	$—	$47	$189
Net pre-tax restructuring costs	(3)	—	9	6
Utilization and foreign exchange	(32)	—	(13)	(45)
Balance at September 30, 2013	$107	$—	$43	$150
The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by type:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Expected costs	$477	$15	$168	$660
Costs incurred through December 31, 2012	(452)	(14)	(110)	(576)
Costs incurred - quarter ended March 31, 2013	(18)	(1)	(10)	(29)
Costs incurred - quarter ended June 30, 2013	1	—	(10)	(9)
Costs incurred - quarter ended September 30, 2013	3	—	(9)	(6)
Balance at September 30, 2013	$11	$—	$29	$40
The following table summarizes expected, incurred and remaining costs for the 2012 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs incurred through December 31, 2012	Costs incurred Quarter ended March 31, 2013	Costs incurred Quarter ended June 30, 2013	Costs incurred Quarter ended September 30, 2013	Remaining Costs at September 30, 2013
Otis	$157	$(146)	$(1)	$(2)	$(1)	$7
UTC Climate, Controls & Security	149	(123)	(14)	(1)	1	12
Pratt & Whitney	98	(94)	(1)	—	—	3
UTC Aerospace Systems	154	(121)	(8)	(5)	(5)	15
Sikorsky	57	(47)	(5)	(1)	(1)	3
Eliminations and other	19	(19)	—	—	—	—
Discontinued operations	26	(26)	—	—	—	—
Total	$660	$(576)	$(29)	$(9)	$(6)	$40
2011 Actions. As of September 30, 2013, we have approximately $5 million of accrual balances remaining related to 2011 actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $12.6 billion and $11.8 billion at September 30, 2013 and December 31, 2012, respectively.
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
The following table summarizes the fair value of derivative instruments as of September 30, 2013 and December 31, 2012 which consist solely of foreign exchange contracts:

	September 30, 2013		December 31, 2012
(Dollars in millions)	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Balance Sheet Asset Locations:
Other assets, current	$38	$23	$48	$47
Other assets	22	3	30	3
	60	26	78	50
Total Asset Derivative Contracts		$86		$128
Balance Sheet Liability Locations:
Accrued liabilities	$20	$53	$10	$136
Other long-term liabilities	13	2	1	2
	33	55	11	138
Total Liability Derivative Contracts		$88		$149
The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Gain (loss) recorded in Accumulated other comprehensive loss	$97	$146	$(64)	$83
Gain (loss) reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$1	$7	$(22)	$26
Assuming current market conditions continue, a $15 million pre-tax gain is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2013, all derivative contracts accounted for as cash flow hedges will mature by September 2015.
The effect on the Condensed Consolidated Statement of Comprehensive Income from derivative contracts not designated as hedging instruments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Gain (loss) recognized in Other income, net	$10	$(19)	$33	$(21)
Valuation Hierarchy. The following table provides the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012:

(Dollars in millions)	Total Carrying Value at September 30, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Recurring fair value measurements:
Available-for-sale securities	$882	$882	$—	$—
Derivative assets	86	—	86	—
Derivative liabilities	(88)	—	(88)	—
Nonrecurring fair value measurements:
Business dispositions	40	—	40	—
During the nine months ended September 30, 2013, we recorded an approximately $38 million net gain from UTC Climate, Controls & Security's ongoing portfolio transformation, primarily due to a gain on the sale of a business in Hong Kong. In addition, we recorded an approximately $193 million gain from the sale of the Pratt & Whitney Power Systems business (see Note 1), as well as an approximately $25 million charge to adjust the fair value of a Pratt & Whitney joint venture investment.

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
During the nine months ended September 30, 2012, we recorded net gains on nonrecurring fair value measurements of approximately $220 million within Other income, net from UTC Climate, Controls & Security's ongoing portfolio transformation efforts. These net gains include approximately $357 million from the sales of controlling interests in manufacturing and distribution joint ventures in Asia and Canada, of which approximately $272 million were non-cash. These gains were partially offset by $103 million of other-than-temporary impairment charges related to business dispositions and a $32 million loss on the disposition of the U.S. fire and security branch operations. In addition, we recorded a $34 million gain on the fair market measurement of the shares of Goodrich that the Company held prior to its acquisition of Goodrich.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. Our derivative assets and liabilities are managed on the basis of net exposure to market and credit risks of each of the counterparties. The fair value for these derivative assets and liabilities is measured at the price that would be received on a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to trade securities and enter into forward contracts, we consider the markets for our fair value instruments to be active. As of September 30, 2013, there were no significant transfers in and out of Level 1 and Level 2.
As of September 30, 2013, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$651	$642	$499	$464
Customer financing notes receivable	438	388	375	371
Short-term borrowings	(303)	(303)	(503)	(503)
Long-term debt (excluding capitalized leases)	(20,837)	(20,937)	(22,665)	(25,606)
Long-term liabilities	(284)	(257)	(182)	(167)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of September 30, 2013:

(Dollars in millions)	Total Fair Value at September 30, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
Long-term receivables	$642	$—	$642	$—
Customer financing notes receivable	388	—	388	—
Short-term borrowings	(303)	—	(100)	(203)
Long-term debt (excluding capitalized leases)	(20,937)	—	(20,830)	(107)
Long-term liabilities	(257)	—	(257)	—
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
We had commercial aerospace financing and other contractual commitments totaling approximately $11.7 billion at September 30, 2013, including approximately $6.4 billion of IAE commitments, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. We had commercial aerospace financing and other contractual commitments of approximately $10.9 billion at December 31, 2012, which included approximately $5.8 billion of IAE commitments. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of the commitments is not readily determinable.
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
Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as “Other assets” in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as “Customer financing assets” in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace long-term receivables as of September 30, 2013 and December 31, 2012:

(Dollars in millions)	September 30, 2013	December 31, 2012
Long-term trade accounts receivable	$630	$593
Notes and leases receivable	630	584
Total long-term receivables	$1,260	$1,177
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
Long-term receivables can be considered delinquent if payment has not been received in accordance with the underlying agreement. If determined delinquent, long-term trade accounts receivable and notes and leases receivable balances accruing interest may be placed on non-accrual status. We record potential losses related to long-term receivables when identified. The reserve for credit losses on these receivables relates to specifically identified receivables that are evaluated individually for impairment. For notes and leases receivable, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Uncollectible long-term receivables are written-off when collection of the indebtedness has been pursued for a reasonable period of time without collection; the customer is no longer in operation; or judgment has been levied, but the underlying assets are not adequate to satisfy the indebtedness. At both September 30, 2013 and December 31, 2012, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
The following table provides the balance of aerospace industry long-term receivables and summarizes the associated changes in the reserve for estimated credit losses and exposure for the nine months ended September 30, 2013 and 2012, respectively:

(Dollars in millions)	2013	2012
Beginning balance of the reserve for credit losses and exposure as of January 1	$60	$70
Provision	7	1
Charge-offs	(13)	—
Recoveries	(1)	(5)
Other	(3)	(5)
Ending balance of the reserve for credit losses and exposure: individually evaluated for impairment as of September 30	$50	$61
Ending balance of long-term receivables: individually evaluated for impairment as of September 30	$1,260	$1,036
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
The following table summarizes the credit risk profile by creditworthiness category for aerospace long-term receivable balances at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(Dollars in millions)	Long-term trade accounts receivable	Notes and leases receivable	Long-term trade accounts receivable	Notes and leases receivable
A - (low risk, collateralized/uncollateralized)	$607	$30	$569	$26
B - (moderate risk, collateralized/uncollateralized)	20	478	21	458
C - (high risk, collateralized/uncollateralized)	3	122	3	100
D - (in default, uncollateralized)	—	—	—	—
Total	$630	$630	$593	$584

Note 11: Shareowners’ Equity and Noncontrolling Interest
A summary of the changes in shareowners’ equity and noncontrolling interest comprising total equity for the quarter and nine months ended September 30, 2013 and 2012 is provided below:

	Quarter Ended September 30,
	2013			2012
(Dollars in millions)	Share-owners’ Equity	Non-controlling Interest	Total Equity	Share-owners’ Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$26,987	$1,382	$28,369	$22,604	$1,121	$23,725
Comprehensive income for the period:
Net income	1,432	111	1,543	1,415	96	1,511
Total other comprehensive income	675	17	692	1,012	23	1,035
Total comprehensive income for the period	2,107	128	2,235	2,427	119	2,546
Common Stock issued under employee plans	312		312	275		275
Common Stock repurchased	(330)		(330)	—		—
Treasury Stock reissued under employee plans	—		—	141		141
Equity Units Issuance	—		—	—		—
Dividends on Common Stock	(465)		(465)	(463)		(463)
Dividends on ESOP Common Stock	(17)		(17)	(18)		(18)
Dividends attributable to noncontrolling interest		(161)	(161)		(162)	(162)
Purchase of subsidiary shares from noncontrolling interest	(17)	(56)	(73)	(11)	(1)	(12)
Sale of subsidiary shares in noncontrolling interest	—	—	—	—	17	17
Acquisition of noncontrolling interest		—	—		39	39
Disposition of noncontrolling interest		(1)	(1)		—	—
Redeemable noncontrolling interest in subsidiaries’ earnings		(1)	(1)		(11)	(11)
Redeemable noncontrolling interest in total other comprehensive income		(1)	(1)		(7)	(7)
Change in redemption value of put options	—		—	—		—
Redeemable noncontrolling interest reclassification to noncontrolling interest		52	52		21	21
Equity, end of period	$28,577	$1,342	$29,919	$24,955	$1,136	$26,091

	Nine Months Ended September 30,
	2013			2012
(Dollars in millions)	Share-owners’ Equity	Non-controlling Interest	Total Equity	Share-owners’ Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$25,914	$1,155	$27,069	$21,880	$940	$22,820
Comprehensive income for the period:
Net income	4,258	286	4,544	3,073	267	3,340
Total other comprehensive income (loss)	123	(9)	114	827	4	831
Total comprehensive income for the period	4,381	277	4,658	3,900	271	4,171
Common Stock issued under employee plans	764		764	608		608
Common Stock repurchased	(1,000)		(1,000)	—		—
Treasury Stock reissued under employee plans	—		—	141		141
Equity Units Issuance	—		—	(216)		(216)
Dividends on Common Stock	(1,395)		(1,395)	(1,288)		(1,288)
Dividends on ESOP Common Stock	(51)		(51)	(50)		(50)
Dividends attributable to noncontrolling interest		(288)	(288)		(292)	(292)
Purchase of subsidiary shares from noncontrolling interest	(36)	(67)	(103)	(19)	(4)	(23)
Sale of subsidiary shares in noncontrolling interest	—	242	242	—	52	52
Acquisition of noncontrolling interest		—	—		94	94
Disposition of noncontrolling interest		(6)	(6)		(4)	(4)
Redeemable noncontrolling interest in subsidiaries’ earnings		(3)	(3)		(22)	(22)
Redeemable noncontrolling interest in total other comprehensive income		5	5		1	1
Change in redemption value of put options	—		—	(1)		(1)
Redeemable noncontrolling interest reclassification to noncontrolling interest		27	27		100	100
Equity, end of period	$28,577	$1,342	$29,919	$24,955	$1,136	$26,091
As of January 1, 2013, we adopted the provisions of the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." As a result of this adoption, we have disclosed below the significant items reclassified to net income in their entirety during the period.
A summary of the changes in each component of accumulated other comprehensive loss, net of tax for the nine months ended September 30, 2013 are provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$654	$(6,250)	$145	$3	$(5,448)
Other comprehensive (loss) income before reclassifications	(439)	27	140	(48)	(320)
Amounts reclassified from accumulated other comprehensive loss (income)	31	445	(50)	17	443
Balance at September 30, 2013	$246	$(5,778)	$235	$(28)	$(5,325)

Details of the reclassification out of accumulated other comprehensive loss for the quarter and nine months ended September 30, 2013 is provided below:

Details about Accumulated Other Comprehensive Loss Components Reclassified to Net Income (Dollars in millions)	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Condensed Consolidated Statement of Comprehensive Income
	Income (Expense)	Income (Expense)
Foreign Currency Translation:
Recognized due to business disposition	$1	$(31)	Other income, net
Defined Benefit Pension and Post-retirement Plans:
Amortization of prior-service costs and transition obligation	$10	$34	Note (1)
Recognized actuarial net loss	(236)	(714)	Note (1)
Total before tax	(226)	(680)
Tax benefit	71	235	Income tax expense
Net of tax	$(155)	$(445)
Unrealized Gains on Available-for-Sale Securities:
Realized gain on sale of securities, before tax	$27	$81	Other income, net
Tax expense	(10)	(31)	Income tax expense
Net of tax	$17	$50
Unrealized Hedging (Losses) Gains:
Foreign exchange contracts	$1	$(22)	Product sales
Other contracts	—	2	Other income, net
Total before tax	1	(20)
Tax (expense) benefit	(1)	3	Income tax expense
Net of tax	$—	$(17)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters and nine months ended September 30, 2013 and 2012 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Redeemable noncontrolling interest, beginning of period	$174	$238	$238	$358
Net income	1	11	3	22
Foreign currency translation, net	1	7	(5)	(1)
Dividends attributable to noncontrolling interest	—	(2)	(3)	(13)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(34)
Disposition of noncontrolling interest	—	—	(82)	—
Change in redemption value of put options	—	—	—	1
Redeemable noncontrolling interest reclassification to noncontrolling interest	(52)	(21)	(27)	(100)
Redeemable noncontrolling interest, end of period	$124	$233	$124	$233

Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the effect on shareowners’ equity for the quarters and nine months ended September 30, 2013 and 2012 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Net income attributable to common shareowners	$1,432	$1,415	$4,258	$3,073
Transfers to noncontrolling interests:
Decrease in common stock for purchase of subsidiary shares	(17)	(11)	(36)	(19)
Change from net income attributable to common shareowners and transfers to noncontrolling interests	$1,415	$1,404	$4,222	$3,054
Note 12: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. As disclosed in Note 2, on June 14, 2013 we completed the sale of substantially all operations of Rocketdyne to GenCorp Inc. Following the sale, certain guarantees of Rocketdyne's performance under existing contracts remain in place, which resulted in an increase in our performance guarantees of approximately $124 million, with no associated significant carrying amount of a liability as of September 30, 2013. There have been no other material changes to guarantees outstanding since December 31, 2012.
The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2013 and 2012 are as follows:

(Dollars in millions)	2013	2012
Balance as of January 1	$1,332	$1,468
Warranties and performance guarantees issued	232	235
Settlements made	(223)	(217)
Other	22	(165)
Balance as of September 30	$1,363	$1,321
The decrease reflected in “Other” during the nine months ended September 30, 2012 primarily reflects the impact of warranty reserves reclassified to Liabilities held for sale, as part of the Clipper disposition, partially offset by an increase in warranty reserves arising out of our acquisition of Goodrich. See Notes 1 and 2 for further discussion.
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
We strongly disagree with the trial court's analysis and conclusions.  We filed an appeal from the judgment to the United States Court of Appeals for the Sixth Circuit on August 26, 2013. Based on our analysis, we continue to believe that there is no basis for any common law liability for the inaccurate statements.  We also believe that the government suffered no actual damages as a result of the inaccurate statements made in 1983 and, therefore, there is no basis in fact or law for the award of common law damages, prejudgment interest or False Claims Act treble damages. If, contrary to our expectations, all or any portion of the judgment should ultimately be affirmed, we estimate a range of possible loss from approximately $24 million to $657 million in excess of amounts previously accrued, plus postjudgment interest.  The outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized and cash flows for the period in which damages would be paid.
As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges that it made to Sikorsky since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky's liability was approximately $96 million (including interest through September 30, 2013). We believed this claim was without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter concluded in January 2013, and on March 22, 2013, the U.S. Court of Federal Claims issued a written decision in favor of Sikorsky determining that the DOD had failed to prove its claims because Sikorsky's calculation of material overhead complied with the cost accounting standards. While the DOD has appealed this decision, we do not believe the ultimate resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Tax Matters. As previously disclosed, UTC is involved in litigation in Germany concerning €204 million (approximately $275 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. A portion of these tax benefits were disallowed by the local German Tax Office on July 5, 2012, as a result of the audit of tax years 1999 to 2000. The legal and factual issues relating to the denial of the tax benefits center on the interpretation and application of a German tax law. On August 3, 2012, the Company filed suit in the local German tax court and intends to litigate vigorously the matter to conclusion. We do not believe the resolution of this matter will have a material adverse effect on our results of operations, cash flows or financial condition.
UTC has also been involved in administrative review proceedings with the French Revenue Authority concerning €237 million (approximately  $320 million) related to certain deductions claimed in France for tax years 2008 through 2011 that the French Revenue Authority has proposed to disallow.  This is a recurring issue and it is expected that similar challenges will be raised in subsequent tax years until the issue is resolved.  Resolution discussions with the French Revenue Authority on this matter have been unsuccessful to date and UTC may be required to pursue the defense of the issue through litigation, which could be commenced as early as the fourth quarter of 2013.  UTC intends to assert a vigorous defense and believes it should prevail on the issue.  Accordingly, no accrual has been made for this matter.
See “Note 6 Income Taxes” of our Condensed Consolidated Financial Statements for further discussion of these tax matters.
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

Note 14: Segment Financial Data
Our operations are classified into five principal segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, UTC Aerospace Systems and Sikorsky. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. On September 23, 2013, we announced the formation of UTC Building and Industrial Systems, a new organizational structure consisting of Otis and UTC Climate, Controls & Security. This new organizational structure is intended to enhance our ability to deliver more integrated solutions to our customers and accelerate innovation in smart building technologies and sustainable designs. Otis and UTC Climate, Controls & Security each will continue to report their financial and operational results as separate segments, which is consistent with how we will allocate resources and measure the financial performance of these businesses. Subsequent to the completion of our acquisition of Goodrich on July 26, 2012, the Goodrich businesses were combined with the legacy Hamilton Sundstrand businesses to form the new UTC Aerospace Systems segment. Effective July 1, 2012, the Auxiliary Power Unit (APU) business of UTC Aerospace Systems was transferred to the Pratt & Whitney business segment. The APU business designs and manufactures a variety of products for commercial and military aircraft. Annual sales for the APU business are approximately $600 million. The reclassification has been made prospectively; prior year segment results have not been restated for the transfer of the business.
Results for the quarters ended September 30, 2013 and 2012 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Otis	$3,188	$3,054	$681	$651	21.4%	21.3%
UTC Climate, Controls & Security	4,237	4,259	696	632	16.4%	14.8%
Pratt & Whitney	3,386	3,574	439	409	13.0%	11.4%
UTC Aerospace Systems	3,312	2,670	501	271	15.1%	10.1%
Sikorsky	1,541	1,649	159	203	10.3%	12.3%
Total segments	15,664	15,206	2,476	2,166	15.8%	14.2%
Eliminations and other	(202)	(164)	7	(22)
General corporate expenses	—	—	(117)	(103)
Consolidated	$15,462	$15,042	$2,366	$2,041	15.3%	13.6%
Results for the nine months ended September 30, 2013 and 2012 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Otis	$9,140	$8,851	$1,906	$1,868	20.9%	21.1%
UTC Climate, Controls & Security	12,617	12,943	1,968	1,965	15.6%	15.2%
Pratt & Whitney	10,412	10,073	1,412	1,225	13.6%	12.2%
UTC Aerospace Systems	9,896	5,160	1,501	680	15.2%	13.2%
Sikorsky	4,356	4,615	405	552	9.3%	12.0%
Total segments	46,421	41,642	7,192	6,290	15.5%	15.1%
Eliminations and other	(554)	(377)	32	(54)
General corporate expenses	—	—	(345)	(303)
Consolidated	$45,867	$41,265	$6,879	$5,933	15.0%	14.4%
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
In July 2013, the FASB issued ASU No. 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." This ASU is intended to permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, "Derivatives and Hedging", in addition to UST and LIBOR, as well as to remove the restriction on using different benchmark rates for similar hedges.  The provisions of this ASU are effective for new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a material effect on our financial statements or disclosures.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU is intended to provide guidance and reduce diversity in practice in the presentation of an unrecognized tax benefit when a tax loss or credit carryforward exists. The provisions of this ASU are effective for periods beginning after December 15, 2013 and must be applied prospectively for unrecognized tax benefits that exist at the effective date. Early adoption is permitted. There are no material effects on, or changes to, our financial statements or disclosures as a result of this ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and nine months ended September 30, 2013 and 2012, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 25, 2013, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of September 30, 2013 and the related condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2013 and 2012. This interim financial information is the responsibility of the Corporation's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, of comprehensive income, of cash flows, and of changes in equity for the year then ended (not presented herein), and in our report dated February 7, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
October 25, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations are classified into five principal business segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, UTC Aerospace Systems and Sikorsky. Otis and UTC Climate, Controls & Security are referred to as the “commercial businesses,” while Pratt & Whitney, UTC Aerospace Systems and Sikorsky are collectively referred to as the “aerospace businesses.” On September 23, 2013, we announced the formation of UTC Building and Industrial Systems, a new organizational structure consisting of Otis and UTC Climate, Controls & Security. This new organizational structure will enhance our ability to deliver more integrated solutions to our customers and accelerate innovation in smart building technologies and sustainable designs. Otis and UTC Climate, Controls & Security each will continue to report their financial and operational results as separate segments, which is consistent with how we will allocate resources and measure the financial performance of these businesses.
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
Growth in emerging markets continues to be led by China where our sales for the quarter grew 11% over the prior year, while European economic conditions continue to stagnate. During the first nine months of 2013, organic sales in Europe declined 3% across our commercial businesses. The European market, together with U.S. Government defense spending, represent over 35% of UTC sales. The economic environment in North America has continued to rebound on improving consumer sentiment, lower unemployment rates, an improving housing market, and increasing commercial construction. However, economic uncertainty persists in the U.S., in part as a result of the continued political impasse in Washington D.C, including the sequestration, government shut-down and Congressional fight over the debt ceiling.
U.S. Government deficit reduction measures continue to pressure U.S. Department of Defense spending and adversely affect our military businesses. Total sales to the U.S. Government were $2.4 billion and $2.6 billion, or 16% and 17% of total UTC sales in the third quarter of 2013 and 2012, respectively. Our participation in long-term production and development programs for the U.S. Government has, and is expected to contribute positively to our results in 2013. In July 2012, the U.S. Government and Sikorsky signed a five-year multiservice contract (Multi-year 8) for approximately 650 H-60 helicopters. Actual production quantities will be determined year-by-year over the life of the program based on funding allocations set by Congress and Pentagon acquisition priorities. Sikorsky's commercial business has benefited from increases in off-shore oil platform activity and those benefits are projected to continue throughout 2013.
Disposition Activity
In 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of non-core businesses. Cash generated from these divestitures has been used to repay debt incurred to finance the acquisition of Goodrich. The legacy Hamilton Sundstrand Industrial businesses, as well as Clipper Windpower (Clipper), Pratt & Whitney Rocketdyne (Rocketdyne) and UTC Power all met the "held-for-sale" criteria in 2012. The results of operations, including the net realized gain and losses on disposition, and the related cash flows which result from these non-core businesses have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Comprehensive Income and Cash Flows. The dispositions of Clipper and the legacy Hamilton Sundstrand Industrial businesses were completed in 2012. On February 12, 2013, we completed the disposition of UTC Power to ClearEdge Power. The UTC Power disposition resulted in payments by UTC totaling $48 million, which included capitalization of the business prior to the sale and interim funding of operations as the buyer took control of a loss generating business. We have no continuing involvement with the UTC Power business.
On June 14, 2013, we completed the sale of substantially all operations of Rocketdyne to GenCorp Inc. for $411 million. The sale generated a pre-tax loss of approximately $7 million ($3 million after tax) through September 30, 2013, which has been included in discontinued operations in the accompanying Condensed Consolidated Statement of Comprehensive Income. On May 17, 2013, we completed the sale of the Pratt & Whitney Power Systems business to Mitsubishi Heavy Industries (MHI) and entered into a long-term engineering and manufacturing agreement with MHI. The sale generated a pre-tax gain of approximately $193 million ($132 million after tax). Cash received in connection with the sale was $432 million, and excludes contingent consideration valued at approximately $200 million. Pratt & Whitney Power Systems was not reclassified to Discontinued Operations due to our level of continuing involvement in the business post-sale.
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
During the nine months ended September 30, 2013, our cash investment in business acquisitions was approximately $120 million and consisted of a number of additional small acquisitions primarily in our commercial businesses. We expect cash investment in businesses of approximately $250 million in 2013. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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
In 2012 and 2013, non-U.S. affiliates of Otis provided elevator maintenance services at the residence of the Iranian Ambassador in Athens, Greece, pursuant to a contract executed in September 2012; the London branch office of Bank Sepah (an Iranian bank), pursuant to a contract executed in 2005; and the London branch office of the Persia International Bank (an Iranian bank), pursuant to a contract executed in 2008. Both banks are designated by the U.S. Department of the Treasury’s

Office of Foreign Assets Control on the Specially Designated Nationals and Blocked Persons List pursuant to Executive Order 13382. In 2012, the aggregate revenues and net profits attributable to these three contracts were approximately $21 thousand and $16 thousand, respectively. In 2013, the aggregate revenues and net profits attributable to these three contracts were approximately $20 thousand and $15 thousand, respectively.
The provision of elevator maintenance services by non-U.S. affiliates of Otis was permissible under applicable law when the associated contracts were executed. However, the services continued after the President issued Executive Order 13628 on October 9, 2012, which implemented Section 218 of the Iran Threat Reduction and Syria Human Rights Act (ITRA) by prohibiting any entity owned or controlled by a U.S. person and established or maintained outside the U.S. from knowingly engaging in any transaction, directly or indirectly, with the Government of Iran. Otis has filed appropriate disclosures with the Office of Foreign Assets Control. The non-U.S. Otis affiliates have ceased performance under these contracts and do not intend to continue or enter into any new Iran-related activity.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2012 Annual Report, incorporated by reference in our 2012 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2013.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Net Sales	$15,462	$15,042	$45,867	$41,265
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and nine months ended September 30, 2013 are as follows:

	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Organic change	1%	—%
Foreign currency translation	—	—
Acquisitions and divestitures, net	2%	11%
Other	—	—
Total % Change	3%	11%
During the third quarter of 2013, organic sales growth at Otis (4%), UTC Climate, Controls & Security (2%) and UTC Aerospace Systems (2%), was offset by organic sales contraction at Sikorsky (7%). Organic sales growth at Otis was led by higher new equipment sales volume in the U.S., China, Russia and Brazil, while the organic sales decline at Sikorsky was driven by lower military helicopter and aftermarket sales.
During the nine months ended September 30, 2013, Otis experienced organic sales growth of 3% driven by higher new equipment sales, while UTC Aerospace Systems realized organic sales growth of 2% on higher commercial aerospace OEM volume. These increases were offset by a contraction in Sikorsky organic sales (6%) driven by lower aircraft and aftermarket sales to the U.S. Government, and organic sales contraction at Pratt & Whitney (3%) driven by lower military engine volume.
The sales increase from acquisitions for the quarter ended September 30, 2013 was primarily a result of the acquisition of Goodrich, partially offset by the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security. The sales increase from acquisitions for the nine months ended September 30, 2013 was primarily a result of the acquisitions of Goodrich and IAE, partially offset by the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security.

Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Cost of products sold	$8,316	$8,278	$24,876	$21,724
Percentage of product sales	74.0%	76.4%	75.0%	75.3%
Cost of services sold	$2,704	$2,725	$8,161	$8,143
Percentage of service sales	64.1%	64.8%	64.2%	65.6%
Total cost of products and services sold	$11,020	$11,003	$33,037	$29,867
The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2013 in total cost of products and services sold are as follows:

	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Organic change	(2)%	(1)%
Foreign currency translation	—	—
Acquisitions and divestitures, net	2%	12%
Restructuring	—	—
Other	—	—
Total % Change	—%	11%
The organic decrease in total cost of products and services sold (2%) in the third quarter of 2013 was driven by the absence of amortization of inventory fair-value adjustments related to the Goodrich acquisition that were recorded in 2012 within the UTC Aerospace Systems segment. The increase in “Acquisitions and divestitures, net” (2%) is largely attributable to the acquisition of Goodrich, partially offset by the disposition of the Pratt & Whitney Power Systems business.
The organic decrease in total cost of products and services sold (1%) in the nine months ended September 30, 2013 is a result of the absence of inventory fair-value adjustment amortization noted above. The increase in “Acquisitions and divestitures, net” (12%) is attributable to the acquisitions of Goodrich and IAE, partially offset by the ongoing portfolio transformation initiatives at UTC Climate, Controls & Security and the disposition of the Pratt & Whitney Power Systems business.
Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Gross margin	$4,442	$4,039	$12,830	$11,398
Percentage of net sales	28.7%	26.9%	28.0%	27.6%
The 180 basis point increase in gross margin as a percentage of sales for the third quarter of 2013 is due to the absence of amortization of an inventory fair-value adjustment related to the Goodrich acquisition that was recorded in 2012 (100 basis points) favorable military contract performance at Pratt & Whitney, the favorable gross margin impact of higher commercial spares sales at Pratt & Whitney and the benefit of increased productivity and restructuring savings at UTC Climate, Controls & Security.
The 40 basis point increase in gross margin as a percentage of sales for the first nine months of 2013 is largely due to the absence of amortization of inventory fair-value adjustment related to the Goodrich acquisition that was recorded in 2012 (30 basis points) and the benefit of increased productivity and restructuring savings at UTC Climate, Controls & Security.
Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Company-funded	$630	$590	$1,871	$1,659
Percentage of net sales	4.1%	3.9%	4.1%	4.0%
Customer-funded	$514	$508	$1,607	$1,146
Percentage of net sales	3.3%	3.4%	3.5%	2.8%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (7%) in the third quarter of 2013 is primarily related to the acquisition of Goodrich. Customer-funded research and development increased (1%) due to higher customer-funded spending at Pratt & Whitney on U.S. military programs (11%), offset by lower customer-funded spending at UTC Aerospace Systems on space programs and within U.S. Government programs at Sikorsky.
The year-over-year increase in company-funded research and development (13%) in the first nine months of 2013 is primarily related to the acquisition of Goodrich (17%), partially offset by lower research and development spending at Pratt & Whitney related to the development of multiple geared turbofan platforms (3%). The increase in customer-funded research and development (40%) is due to the acquisition of Goodrich (27%) and at Pratt & Whitney to military programs (12%).
We expect company-funded research and development for the full year 2013 to increase approximately $200 million, as compared with 2012.
Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Selling, general and administrative expenses	$1,633	$1,619	$4,997	$4,657
Percentage of net sales	10.6%	10.8%	10.9%	11.3%
Selling, general and administrative expenses increased 1% in the third quarter of 2013 due to the impact of acquisitions, net of divestitures, completed over the preceding twelve months (1%) and higher restructuring costs (1%), partially offset by savings from previous restructuring actions.
Selling, general and administrative expenses increased 7% in the first nine months of 2013 due primarily to the impact of acquisitions, net of divestitures, completed over the preceding twelve months. Higher pension and export compliance costs (combined 1%) were largely offset by savings from previous restructuring actions. The 40 basis point year-over-year decrease as a percentage of sales reflects higher sales volume as a result of the Goodrich acquisition and the benefits from previous restructuring actions.
Other Income, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Other income, net	$187	$211	$917	$851
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year decrease in other income, net in the third quarter of 2013 (11%) is a result of the charge to adjust the fair value of a Pratt & Whitney joint venture investment (12%) and the absence of gains recognized in the third quarter of 2012 including the fair value re-measurement of the shares held by the Company prior to the acquisition of Goodrich (16%) and the effective settlement of a pre-existing contractual dispute in connection with the acquisition of Goodrich (22%). These decreases were partially offset by licensing income recognized in the third quarter of 2013 (10%), net gains recognized on miscellaneous asset sales (11%) and normal recurring operational activity as disclosed above.
The year-over-year increase in other income, net in the first nine months of 2013 (8%) is a result of a gain on the sale of Pratt & Whitney Power Systems (23%), the benefit of a settlement with an engine program partner (5%), higher licensing income (3%) and net gains recognized on miscellaneous asset sales (5%). These results were partially offset by a charge to adjust the fair value of a Pratt & Whitney joint venture investment (3%); the absence of gains recorded in the third quarter of 2012, including a fair value re-measurement of the shares of Goodrich held by the Company prior to the acquisition of Goodrich (4%) and a gain as a result of the effective settlement of a pre-existing contractual dispute in connection with the acquisition of Goodrich (5%); and a decline in net gains related to the ongoing UTC Climate, Controls & Security portfolio transformation (20%). The remaining increase in other income, net is attributable to normal recurring operational activity as disclosed above.

Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Interest expense	$248	$260	$775	$614
Interest income	(22)	(44)	(96)	(101)
Interest expense, net	$226	$216	$679	$513
Average interest expense rate	4.1%	3.5%	4.2%	5.4%
The decrease in interest expense in the third quarter of 2013 is a result of lower average debt balances as a result of debt repayments made since September 30, 2012. The decrease in interest income in the third quarter of 2013 reflects the absence of $25 million favorable pre-tax interest adjustments related to the resolution of disputes with the Appeals Division of the IRS for the Company's 2004 - 2005 tax years, which were recognized in the third quarter of 2012.
The increase in interest expense in the first nine months of 2013 is a result of higher average debt balances associated with the financing of our acquisition of Goodrich. The decrease in interest income in the first nine months of 2013 reflects the absence of approximately $40 million of favorable pre-tax interest adjustments related to the conclusion of the IRS's examination of our tax returns for the years 2006 to 2008 and resolution of disputes with the Appeals Division of the IRS for the Company's 2004 - 2005 tax years, which were recorded in 2012. This was partially offset by $36 million of favorable pre-tax interest adjustments, which were recorded in 2013, related to settlements for the Company's tax years prior to 2006, as well as the conclusion of certain IRS examinations of the 2009 and 2010 tax years.
Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Effective tax rate	28.7%	26.6%	27.1%	23.2%
The increase in the effective tax rate for the quarter ended September 30, 2013, primarily reflects the absence of a favorable non-cash income tax adjustment of $34 million, recorded in the third quarter of 2012, related to the resolution of disputed tax matters with the Appeals Division of the IRS for the Company's 2004 and 2005 tax years. This increase is partially offset by the favorable tax impact of a U.K. tax rate reduction enacted in July 2013.
In addition to the item noted above, the increase in the effective tax rate for the nine months ended September 30, 2013, reflects the absence of a favorable non-cash tax adjustment of $203 million, recorded in the first quarter of 2012, related to the conclusion of the IRS's examination of the Company's 2006 - 2008 tax years. The increase also reflects the absence of a favorable non-cash income adjustment of $168 million, recorded in the second quarter of 2012, related to the release of valuation allowances resulting from internal legal entity reorganizations. Those items were partially offset by a favorable tax impact of $95 million associated with the legislative corporate tax extenders enacted in January 2013, as part of the American Taxpayer Relief Act of 2012. That impact, related to the 2012 retroactive effect of the law, was recorded in the first quarter of 2013.
We anticipate that our full year annual effective income tax rate in 2013 will be approximately 29%, absent one-time adjustments.
Net Income Attributable to Common Shareowners from Continuing Operations

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Income from continuing operations attributable to common shareowners	$1,415	$1,247	$4,237	$3,902
Diluted earnings per share from continuing operations	$1.55	$1.37	$4.64	$4.31
Net income attributable to common shareowners from continuing operations for the third quarter of 2013 includes restructuring charges, net of tax benefit, of $69 million. The net effect on diluted earnings per share of restructuring charges was $0.08 per share. The results for the third quarter of 2012 included a net $0.09 per share benefit from non-recurring items, offset by $0.09 per share of restructuring charges. The impact of foreign currency translation and hedging generated a favorable effect of $0.01 per diluted share on our operational performance in the third quarter of 2013.

Net income attributable to common shareowners from continuing operations for the first nine months of 2013 includes restructuring charges, net of tax benefit, of $230 million as well as a benefit from non-recurring items, net of tax expense, of $307 million. The net benefit on diluted earnings per share of non-recurring items in excess of restructuring charges was $0.08 per share. The results for the first nine months of 2012 included a net $0.49 per share benefit from non-recurring items, partially offset by $0.25 per share of restructuring charges. Foreign currency translation and hedging generated an adverse effect of $0.02 per diluted share on our operational performance in the first nine months of 2013.
Net Gain (Loss) Attributable to Common Shareowners from Discontinued Operations

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Net gain (loss) attributable to common shareowners from discontinued operations	$17	$168	$21	$(829)
Diluted earnings (loss) per share from discontinued operations	$0.02	$0.19	$0.02	$(0.92)
Diluted earnings per share from discontinued operations for the third quarter of 2013 includes $0.02 earnings per share primarily reflecting favorable income tax adjustments related to the revaluation of a deferred tax liability initially recorded during the quarter ended December 31, 2012 on the planned repatriation of the non-U.S. proceeds from the sale of the Hamilton Sundstrand Industrial businesses. Diluted loss per share from discontinued operations for the third quarter of 2012 includes $0.14 per share of favorable income tax adjustments related to the reversal of a portion of the deferred tax liability initially recorded during the quarter ended March 31, 2012 on the existing difference between the expected accounting versus tax gain on the planned disposition of the legacy Hamilton Sundstrand Industrial businesses, which was completed in December 2012.
Diluted earnings per share from discontinued operations for the first nine months of 2013 includes $0.03 earnings per share from the results of operations of the discontinued entities offset by $0.01 loss per share on the sales of Rocketdyne and UTC Power. Diluted loss per share from discontinued operations for the first nine months of 2012 includes $0.82 per share of goodwill impairment charges related to Rocketdyne and Clipper and net asset impairment charges at UTC Power, and $0.12 per share unfavorable income tax adjustments related to the recognition of a deferred tax liability on the existing difference between the accounting versus tax gain on the planned disposition of Hamilton Sundstrand’s Industrial businesses. A $0.09 per share benefit from the results of operations of discontinued entities was partially offset by the $0.07 per share Clipper warranty charge.
Restructuring Costs
We recorded net pre-tax restructuring costs totaling $343 million and $360 million in the first nine months of 2013 and 2012, respectively, for new and ongoing restructuring actions as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Otis	$68	$105
UTC Climate, Controls & Security	66	98
Pratt & Whitney	122	57
UTC Aerospace Systems	65	40
Sikorsky	25	18
Eliminations and other	(1)	14
Restructuring costs recorded within continuing operations	345	332
Restructuring costs recorded within discontinued operations	(2)	28
Total	$343	$360

The net costs for the first nine months of 2013 and 2012 were recorded as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Cost of sales	$145	$191
Selling, general and administrative	199	141
Other income, net	1	—
Restructuring costs recorded within continuing operations	345	332
Restructuring costs recorded within discontinued operations	(2)	28
Total	$343	$360
As described below, the charges incurred in the first nine months of 2013 primarily relate to actions initiated during 2013 and 2012, while the charges incurred in the first nine months of 2012 primarily relate to actions initiated during 2012 and 2011.
2013 Actions. During the nine months ended September 30, 2013, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We incurred net pre-tax restructuring costs totaling $298 million as follows:

(Dollars in millions)	Nine Months Ended September 30, 2013
Otis	$53
UTC Climate, Controls & Security	60
Pratt & Whitney	121
UTC Aerospace Systems	47
Sikorsky	18
Eliminations and other	(1)
Restructuring costs recorded within continuing operations	298
Restructuring costs recorded within discontinued operations	—
Total	$298
The following table summarizes the charges associated with the 2013 restructuring actions:

(Dollars in millions)	Nine Months Ended September 30, 2013
Cost of sales	$100
Selling, general and administrative	198
Restructuring costs recorded within continuing operations	298
Restructuring costs recorded within discontinued operations	—
Total	$298
The following table summarizes the charges associated with the 2013 restructuring actions by cost type:

(Dollars in millions)	Nine Months Ended September 30, 2013
Severance	$271
Asset write-downs	13
Facility exit, lease termination and other costs	14
Restructuring costs recorded within continuing operations	298
Restructuring costs recorded within discontinued operations	—
Total	$298
We expect the 2013 actions that were initiated in the first nine months to result in net workforce reductions of approximately 3,600 hourly and salaried employees, the exiting of approximately 600 thousand net square feet and the disposal of assets associated with exited facilities. As of September 30, 2013, we have completed net workforce reductions of approximately 2,400 employees and have exited approximately 5 thousand net square feet. We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2013 and 2014. Approximately 75% of the total pre-tax charge will require cash payments, which we expect to fund with cash generated from operations. During the nine months ended September 30, 2013, we had cash outflows of approximately $132 million related to the 2013 actions. We expect to incur additional restructuring costs of $43 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $300 million annually.
2012 Actions. During the nine months ended September 30, 2013 and 2012, we recorded net pre-tax restructuring costs totaling $44 million and $310 million, respectively, for restructuring actions initiated in 2012. The 2012 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We incurred net pre-tax restructuring costs for the nine months ended September 30, 2013 and 2012 as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Otis	$4	$92
UTC Climate, Controls & Security	14	73
Pratt & Whitney	1	52
UTC Aerospace Systems	18	41
Sikorsky	7	11
Eliminations and other	—	14
Restructuring costs recorded within continuing operations	44	283
Restructuring costs recorded within discontinued operations	—	27
Total	$44	$310
The following table summarizes the charges for the nine months ended September 30, 2013 and 2012 associated with the 2012 restructuring actions:

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Cost of sales	$40	$166
Selling, general and administrative	3	117
Other income, net	1	—
Restructuring costs recorded within continuing operations	44	283
Restructuring costs recorded within discontinued operations	—	27
Total	$44	$310
The following table summarizes the charges for the nine months ended September 30, 2013 and 2012 associated with the 2012 restructuring actions by cost type:

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Severance	$14	$237
Asset write-downs	1	14
Facility exit, lease termination and other costs	29	32
Restructuring costs recorded within continuing operations	44	283
Restructuring costs recorded within discontinued operations	—	27
Total	$44	$310
We expect the 2012 actions to result in net workforce reductions of approximately 7,300 hourly and salaried employees, the exiting of approximately 3.6 million net square feet of facilities and the disposal of assets associated with the exited facilities. As of September 30, 2013, we completed net workforce reductions of approximately 6,100 employees and exited approximately 1.6 million net square feet of facilities. We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2013 and 2014. Approximately 80% of the total pre-tax charge will require cash payments, which we expect to fund with cash generated from operations. During the nine months ended September 30, 2013, we had cash outflows of approximately $220 million related to the 2012 actions. We expect to incur additional restructuring costs of $40 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating these actions to approximately $550 million annually.
Additional 2013 Actions. We expect to initiate additional restructuring actions during the remainder of 2013. Including trailing costs related to previously initiated actions, we now expect full year 2013 restructuring costs from continuing operations of approximately $500 million, including the $343 million of charges incurred during the first nine months of 2013. The expected adverse impact on full year earnings in 2013 from anticipated restructuring costs is expected to be offset by the beneficial impact from net non-recurring items. Except for those actions described above, no specific plans for significant other actions have been finalized at this time.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Subsequent to the completion of our acquisition of Goodrich on July 26, 2012, we combined the Goodrich businesses with the legacy Hamilton Sundstrand businesses to form the UTC Aerospace Systems segment. Adjustments to reconcile segment reporting to the consolidated results for the quarters and nine months ended September 30, 2013 and 2012 are included in “Eliminations and other” below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
Global commercial heating, ventilation, and air conditioning (HVAC) orders increased 10% in the third quarter with growth in Asia and Europe. North American residential HVAC orders increased 7% in the third quarter of 2013, due largely to an improving housing market. Transicold orders increased approximately 70% in the third quarter of 2013 due to order growth in the container business as the shipping container market has recovered.
Within the Otis segment, new equipment orders increased 4% in the third quarter of 2013 with growth in China (15%) and the Americas (13%). New equipment orders declined in Europe (6%) with growth in Russia and Germany more than offset by a decline in the United Kingdom due to the absence of a major contract award in the third quarter of 2012. Otis continues to face pricing pressures, primarily in the European service business and in the new equipment business in China.
Summary performance for each of the commercial businesses for the quarters ended September 30, 2013 and 2012 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Net Sales	$3,188	$3,054	4%	$4,237	$4,259	(1)%
Cost of Sales	2,114	2,034	4%	2,981	3,035	(2)%
	1,074	1,020	5%	1,256	1,224	3%
Operating Expenses and Other	393	369	7%	560	592	(5)%
Operating Profits	$681	$651	5%	$696	$632	10%
Operating Profit Margins	21.4%	21.3%		16.4%	14.8%

Summary performance for each of the commercial businesses for the nine months ended September 30, 2013 and 2012 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Net Sales	$9,140	$8,851	3%	$12,617	$12,943	(3)%
Cost of Sales	6,088	5,848	4%	8,941	9,302	(4)%
	3,052	3,003	2%	3,676	3,641	1%
Operating Expenses and Other	1,146	1,135	1%	1,708	1,676	2%
Operating Profits	$1,906	$1,868	2%	$1,968	$1,965	—
Operating Profit Margins	20.9%	21.1%		15.6%	15.2%

Otis –
Quarter Ended September 30, 2013 Compared with Quarter Ended September 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	—	—	—	—
Cost of Sales	4%	—	1%	(1)%	—
Operating Profits	1%	1%	—	4%	(1)%
The organic sales increase in the quarter (4%) is due to higher new equipment sales (3%) primarily in China, the U.S., Russia and Brazil partially offset by a decline in South Korea. Higher service sales (1%) in the U.S. and Asia were partially offset by declines in Southern Europe.
The operational profit increase in the quarter (1%) was driven by higher service contribution (3%) primarily due to higher repair and modernization volume and improved margins, partially offset by higher overhead expenses (2%) due to continued investments in emerging markets. The benefits of higher new equipment volume and lower commodity costs (combined 3%) were partially offset by costs associated with the factory transformation in North America.
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	—	—	—	—
Cost of Sales	5%	—	—	(1)%	—
Operating Profits	(1)%	—	—	2%	1%
The organic sales increase in the first nine months (3%) is due to higher new equipment sales (3%) primarily in China, the U.S. and Russia partially offset by declines in South Korea and Hong Kong. Service sales increases in the U.S., Asia and Brazil (combined 1%) were partially offset by declines in Southern Europe.
The operational profit decrease in the first nine months (1%) is due to lower service contribution (1%) principally due to continued pricing pressures, most notably in Europe. New equipment contribution increased (1%) due to higher new equipment volume and the impact of lower commodity costs, partially offset by costs associated with the factory transformation in North America. Overhead expenses increased (1%) due to continued investments in emerging markets.

UTC Climate, Controls & Security –
Quarter Ended September 30, 2013 Compared with Quarter Ended September 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	—	(3)%	—	—
Cost of Sales	—	1%	(3)%	—	—
Operating Profits	12%	—	(1)%	—	(1)%
Organic sales increased (2%) reflecting growth in the transport refrigeration business (2%) and in the Americas (1%) driven by U.S. residential HVAC, partially offset by weakness in Europe and Australia (combined 1%). The decrease in "Acquisitions and divestitures, net" (3%) reflects the year over year impact of divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security's ongoing portfolio transformation.
The 12% operational profit increase was driven largely by the benefits of restructuring actions and cost productivity (combined 6%), positive volume, mix, and pricing (combined 4%) and lower commodities costs (2%).
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	—	(3)%	—	—
Cost of Sales	(1)%	—	(3)%	—	—
Operating Profits	8%	—	—	2%	(10)%
Organic sales were flat reflecting growth in the Americas (1%), driven by the U.S. residential HVAC, which was offset by lower volumes in Europe (1%) resulting from weak markets in the region. The decrease in "Acquisitions and divestitures, net" (3%) reflects the year over year impact of divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security's ongoing portfolio transformation.
The 8% operational profit increase was driven largely by the benefits of restructuring actions and cost productivity (combined 5%), favorable commodity costs (2%) and net positive volume, mix and price (combined 1%). The decrease in "Other" primarily reflects the net year-over-year impact of transactions associated with ongoing portfolio transformation activities. This includes an approximate $38 million net gain in the first quarter of 2013 from the sale of a business in Hong Kong. Prior year portfolio transformation included approximately $215 million of gains primarily from the sale of a majority interest in a manufacturing and distribution joint venture in Thailand, and an approximately $142 million gain from the sale of a controlling interest in the Canadian distribution business. These gains were partially offset by approximately $103 million of impairment charges for assets which had been classified as held for sale and by a $32 million loss on the disposition of the U.S. fire and security branch operations.
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
The aerospace businesses serve both commercial and government aerospace customers. In addition, Pratt & Whitney also serves customers in the industrial markets. Revenue passenger miles (RPMs), U.S. Government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits.
The commercial airline industry has remained generally strong for the last three years. Airline traffic, as measured by RPMs, has grown 5.1% through the first eight months of 2013. Airlines generally remain profitable and are forecasted to earn $11.7 billion in 2013. Nevertheless, high fuel prices continue to challenge the airlines to consider the need for more fuel efficient aircraft. Pratt & Whitney continues to invest in engineering and development of five separate geared turbofan platforms to meet demand for new engines which are fuel efficient and have reduced noise levels and exhaust emissions. Commercial aerospace spares orders at Pratt & Whitney’s large commercial engine business increased 17% in the third quarter of 2013 as compared to the same period of 2012. Defense spending has declined during 2013, and we expect U.S. Government deficit reduction measures to continue to adversely affect our military aerospace businesses into 2014.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB Accounting Standards Codification. The net increase in operating profit as a result of significant changes in aerospace contract estimates was $89 million and $158 million in the quarter and nine months ended September 30, 2013, respectively.
Summary performance for each of the aerospace businesses for the quarters ended September 30, 2013 and 2012 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2013	2012	Change	2013	2012	Change	2013	2012	Change
Net Sales	$3,386	$3,574	(5)%	$3,312	$2,670	24%	$1,541	$1,649	(7)%
Cost of Sales	2,513	2,767	(9)%	2,348	1,970	19%	1,258	1,346	(7)%
	873	807	8%	964	700	38%	283	303	(7)%
Operating Expenses and Other	434	398	9%	463	429	8%	124	100	24%
Operating Profits	$439	$409	7%	$501	$271	85%	$159	$203	(22)%
Operating Profit Margins	13.0%	11.4%		15.1%	10.1%		10.3%	12.3%
Summary performance for each of the aerospace businesses for the nine months ended September 30, 2013 and 2012 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2013	2012	Change	2013	2012	Change	2013	2012	Change
Net Sales	$10,412	$10,073	3%	$9,896	$5,160	92%	$4,356	$4,615	(6)%
Cost of Sales	7,947	7,599	5%	7,042	3,745	88%	3,571	3,725	(4)%
	2,465	2,474	—	2,854	1,415	102%	785	890	(12)%
Operating Expenses and Other	1,053	1,249	(16)%	1,353	735	84%	380	338	12%
Operating Profits	$1,412	$1,225	15%	$1,501	$680	121%	$405	$552	(27)%
Operating Profit Margins	13.6%	12.2%		15.2%	13.2%		9.3%	12.0%

Pratt & Whitney –
Quarter Ended September 30, 2013 Compared with Quarter Ended September 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	—	(5)%	—	—
Cost of Sales	(4)%	—	(5)%	—	—
Operating Profits	21%	1%	(6)%	(5)%	(4)%
Organic sales remain unchanged for the quarter as higher sales volume within the commercial (4%) and Pratt & Whitney Canada (P&WC) (1%) businesses were offset by lower military OEM sales volume (5%) due in part to the completion of the F119 program at the end of 2012. The decrease in "Acquisitions and divestitures, net" (5%) reflects the divestiture of Pratt & Whitney Power Systems.
The operational profit increase (21%) is due to the change in sales mix noted above (16%), favorable military contract performance (8%), higher income from licensing agreements (5%), profits from industrial turbines and related development contracts (4%), favorable mix within the Aeropower business (3%), and benefits from restructuring actions. This was partially offset by the absence of a gain as a result of the effective settlement of a pre-existing contractual dispute in connection with the acquisition of Goodrich in 2012 (11%) and additional pension expense during the quarter (4%). The decrease in "Acquisitions and divestitures, net" (6%) reflects the divestiture of Pratt & Whitney Power Systems. "Other" reflects a gain on the sale of intellectual property (3%), offset by a fair value adjustment to a joint venture investment (6%).

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(2)%	(1)%	6%	—	—
Cost of Sales	(2)%	—	7%	—	—
Operating Profits	7%	(2)%	5%	(5)%	10%

*
As discussed further in the “Business Overview” and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, for Pratt & Whitney only, the transactional impact of foreign exchange hedging at P&WC has been netted against the translational foreign exchange impact for presentation purposes in the above tables. For all other segments, these foreign exchange transactional impacts are included within the organic/operational caption in their respective tables. Due to its potential significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

The organic sales decrease (2%) was primarily driven by lower military OEM sales (5%), partially offset by higher military spares and development program sales (combined 2%). Sales increased (6%) as a result of the consolidation of IAE and the transfer of the AeroPower business to Pratt & Whitney from UTC Aerospace Systems, partially offset by the divestiture of Pratt & Whitney Power Systems.
The operational profit increase (7%) was driven by lower research and development spending (4%), favorable commercial aftermarket mix (3%), income from licensing agreements (1%), and profits from industrial turbines and related development contracts (5%), partially offset by the change in military sales mix noted above (2%), and the absence of a gain as a result of the of the effective settlement of a pre-existing contractual dispute in connection with the acquisition of Goodrich in 2012 (4%). Restructuring savings were largely offset by higher pension costs. The increase in "Acquisitions and divestitures, net" (5%) reflects the consolidations of IAE and the transfer of the AeroPower business to Pratt & Whitney from UTC Aerospace Systems, partially offset by the divestiture of Pratt & Whitney Power Systems. "Other" reflects a gain on the sale of Pratt & Whitney Power Systems (16%) and a gain on the sale of intellectual property (1%), offset by a fair value adjustment of a joint venture investment (2%), and the absence of gains on the sale of intellectual property (1%), on the sale of an equity interest in a venture (2%), and on the acquisition of a controlling interest in IAE (2%) in 2012.

UTC Aerospace Systems –
Quarter Ended September 30, 2013 Compared with Quarter Ended September 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	—	22%	—	—
Cost of Sales	(3)%	—	22%	—	—
Operating Profits	59%	—	22%	4%	—
The organic sales growth (2%) primarily reflects an increase in commercial aerospace OEM sales volume (3%) and higher commercial and military aftermarket volumes (1%), partially offset by lower military OEM volumes (1%). Operational cost-of-sales declined (3%) due to the absence of inventory step-up amortization (8%) related to the Goodrich acquisition in 2012, partially offset by the sales volume increases.
The operational profit increase (59%) primarily reflects the absence of amortization of inventory fair-value adjustments (55%) related to the Goodrich acquisition, lower selling, general and administrative expenses (8%) including the impact synergies from the integration of Goodrich, and lower research and development costs (7%), partially offset by lower profits on OEM sales (13%) for military related products. “Acquisitions and Divestitures, net” is principally a result of the acquisition of Goodrich.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	—	90%	—	—
Cost of Sales	—	—	88%	—	—
Operating Profits	21%	—	102%	(3)%	1%
The organic sales growth (2%) primarily reflects an increase in commercial aerospace OEM sales volume (4%) partially offset by lower military OEM volumes (1%). Operational cost-of-sales was flat versus the prior year due to the absence of inventory step-up amortization (4%) related to the Goodrich acquisition in 2012, partially offset by volume increases.
The operational profit increase (21%) primarily reflects the absence of amortization of inventory fair-value adjustments (22%), lower selling, general and administrative expenses (5%) primarily from synergies on the integration of Goodrich, lower research and development costs (4%), and higher licensing income (2%), partially offset by lower profits on OEM sales (12%) primarily attributable to adverse mix for military related products. “Acquisitions and Divestitures, net” is principally a result of the acquisition of Goodrich.

Sikorsky –
Quarter Ended September 30, 2013 Compared with Quarter Ended September 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(7)%	—	—	—	—
Cost of Sales	(7)%	—	—	—	—
Operating Profits	(22)%	—	—	—	—
The organic sales decrease (7%) reflects decreased international military sales (5%), lower volume on customer funded development programs (2%), decreased U.S. Government sales (6%) primarily due to lower Naval Hawk deliveries, and decreased aftermarket sales (4%) due primarily to lower military spares activity. These decreases were partially offset by increased commercial aircraft sales (10%) due to higher S-92 sales and S-76D aircraft volume.
The operational profit decrease (22%) reflects lower profitability from U.S. Government contracts (22%) due to lower aircraft volume, increased selling, general and administrative expenses (8%) due largely to higher pension and export compliance costs, and higher research and development costs (5%), and lower profits from customer funded development programs (7%). These decreases were partially offset by increased profitability from commercial operations (10%) due to increased S-92 aircraft sales and completions volume and increased profitability in international military (9%) due to favorable product mix.
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(6)%	—	—	—	—
Cost of Sales	(4)%	—	—	—	—
Operating Profits	(25)%	—	—	(2)%	—
The organic sales decrease (6%) reflects decreased international military sales (5%), decreased U.S. Government sales (3%) due to lower volume and unfavorable Multi-year 8 pricing provisions, lower volume on customer funded development programs (1%) and decreased aftermarket sales (6%) due to lower military spares activity. These decreases were partially offset by increased commercial aircraft sales (9%) due to increased S-92 aircraft sales volume and completion services and higher S-76D aircraft volume.
The operational profit decrease (25%) reflects lower profitability from the U.S. Government (23%) due to lower aircraft volume and Multi-year 8 pricing and reset provisions, lower profitability in aftermarket (7%) due to lower military spares volume and increased selling, general and administrative expenses (8%) due largely to increased pension and export compliance costs. These decreases were partially offset by increased profitability from commercial operations (13%) due to increased S-92 aircraft sales and completions volume.

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended September 30,		Quarter Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Eliminations and other	$(202)	$(164)	$7	$(22)
General corporate expenses	—	—	(117)	(103)

	Net Sales		Operating Profits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Eliminations and other	$(554)	$(377)	$32	$(54)
General corporate expenses	—	—	(345)	(303)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year change in sales for the quarter and nine months ended September 30, 2013, as compared with the same periods of 2012, reflects an increase in the amount of inter-segment sales eliminations, due in part to the acquisition of Goodrich. The year-over-year change in operating profit for the third quarter of 2013, as compared with the same period of 2012, primarily reflects lower acquisitions and divestiture costs of $34 million. Similarly, the year-over-year change in operating profit for the nine months ended September 30, 2013, as compared with the same period of 2012, reflects lower acquisitions and divestiture costs of $70 million.

LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	September 30, 2013	December 31, 2012	September 30, 2012
Cash and cash equivalents	$4,621	$4,819	$6,242
Total debt	21,188	23,221	28,700
Net debt (total debt less cash and cash equivalents)	16,567	18,402	22,458
Total equity	29,919	27,069	26,091
Total capitalization (debt plus equity)	51,107	50,290	54,791
Net capitalization (debt plus equity less cash and cash equivalents)	46,486	45,471	48,549
Debt to total capitalization	41%	46%	52%
Net debt to net capitalization	36%	40%	46%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows of continuing operations, which, after netting out capital expenditures, we target to equal or exceed net income attributable to common shareowners from continuing operations. For the full year of 2013, we expect operating cash flows of continuing operations less capital expenditures to be essentially equal to net income attributable to common shareowners from continuing operations. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, and the ability to attract long-term capital at satisfactory terms.
Improvement in the global economy remains uneven. In the U.S., economic indicators have generally been strengthening, but U.S. Government spending, the recent political impasse in the U.S. and the impact of sequestration have increased market uncertainties. There continues to be fiscal uncertainty in Europe, while emerging markets have shown more moderate levels of growth. In light of these circumstances, we continue to assess our current business and closely monitor the impact of global economic conditions on our customers and suppliers. We have determined that these circumstances have not had a significant impact on our financial position, results of operations or liquidity during the first nine months of 2013.
Our domestic pension funds experienced a positive return on assets of 6.02% during the first nine months of 2013. Approximately 88% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (12%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the continued recognition of prior pension losses and the impact of a lower discount rate, partially offset by additional funding, the sunset of the final average earning (FAE) provision for the legacy Goodrich salaried employees' plan, and the positive returns experienced during 2012, are expected to result in increased pension expense in 2013 of approximately $225 million as compared to 2012.
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
On May 7, 2013, we commenced cash tender offers for two series of outstanding notes issued by Goodrich and the 2015 UTC 1.200% Senior Notes. These offers expired on June 4, 2013. Approximately $874.2 million in aggregate principal amount of these outstanding notes were tendered pursuant to these tender offers, including notes validly tendered prior to an early tender date in May 2013 and thereby eligible for an early tender premium. Total payments under these tender offers were approximately $935 million including principal, premium and interest. On June 24, 2013 we redeemed all remaining outstanding 2015 UTC 1.200% Senior Notes, representing $327 million in aggregate principal, under our redemption notice issued on May 24, 2013.
On August 23, 2013, we redeemed all remaining outstanding 2019 Goodrich 6.125% notes, representing $202 million in aggregate principal, under our redemption notice issued on July 24, 2013. On September 27, 2013, we redeemed all remaining outstanding 2021 Goodrich 3.600% notes, representing $294 million in aggregate principal, under our redemption notice issued on August 28, 2013.
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
In 2012, the Board approved plans for the divestiture of a number of non-core businesses. On December 13, 2012, we completed the sale of the legacy Hamilton Sundstrand Industrial businesses to a private limited liability company formed by affiliates of BC Partners and affiliates of The Carlyle Group for $3.4 billion. On February 12, 2013 we completed the disposition of our UTC Power unit to ClearEdge Power. In connection with regulatory approval of the Goodrich acquisition, we completed the sale of the Goodrich pumps and engine controls business to Triumph Group, Inc. and the sale of the Goodrich electric power systems business to Safran S.A. for combined proceeds of approximately $600 million. We completed these transactions on March 18, 2013 and March 26, 2013, respectively. On May 17, 2013, we completed the sale of our Pratt & Whitney Power Systems business to MHI and entered into a long-term engineering and manufacturing agreement with MHI. Cash received in connection with the sale was $432 million, excluding contingent consideration valued at approximately $200 million. On June 14, 2013, we completed the sale of Rocketdyne to GenCorp Inc. Cash generated from these divestitures was used to repay debt incurred to finance the Goodrich acquisition.

Tax payments related to discontinued operations were approximately $604 million for the nine months ended September 30, 2013, inclusive of approximately $91 million of tax benefit realized during the quarter ended September 30, 2013 reflecting the cash tax impact of transactions previously reported in discontinued operations. We do not expect remaining net tax payments related to these discontinued operations to be significant.
To manage the cash flow and liquidity impact of the Goodrich acquisition, we suspended share repurchases during 2012. In 2013, we resumed share repurchase activity and repurchased approximately $1 billion of our common stock in the nine months ended September 30, 2013. We expect 2013 full year share repurchases to be approximately $1.2 billion.
At September 30, 2013, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of September 30, 2013, there were no borrowings under either of these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2013, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and repurchases of our common stock.
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
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of September 30, 2013 and December 31, 2012, the amount of such restricted cash was approximately $40 million and $35 million, respectively, and is primarily included in current assets.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, despite our higher debt levels incurred to finance the Goodrich acquisition in 2012, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Net cash flows provided by operating activities of continuing operations	$4,891	$4,651
Cash generated from operating activities of continuing operations in the first nine months of 2013 was $240 million higher than the same period in 2012, driven primarily by higher income from continuing operations of $360 million and non-cash depreciation and amortization charges of $288 million. During the first nine months of 2013, the net increase in working capital resulted in a cash outflow of $464 million, an increase of $315 million over the first nine months of 2012. The 2013 cash outflows for working capital were primarily driven by increases in inventory to support deliveries and other contractual commitments at Pratt & Whitney and Sikorsky, contracts in progress at Otis and UTC Climate, Controls & Security, as well as increases in accounts receivable at Pratt & Whitney attributable to volume, partially offset by increases in accounts payable and accrued liabilities primarily at Pratt & Whitney, Otis and Sikorsky and lower levels of accounts receivable at UTC Climate, Controls & Security primarily attributable to seasonality.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the first nine months of 2013 and 2012 were $72 million and $233 million, respectively. We expect to make total cash contributions of approximately $200 million to our global defined benefit pension plans in 2013. Our domestic pension plans are approximately 93% funded on a projected benefit obligation basis as of September 30, 2013 and we are not required to make additional contributions through the end of 2013. Contributions to our global defined benefit pension plans in 2013 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Net cash flows used in investing activities of continuing operations	$(599)	$(17,995)
Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2013 primarily reflect the net proceeds of approximately $1.5 billion from business dispositions, offset by capital expenditures of approximately $1.0 billion and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $740 million. Business dispositions include the sale of the legacy Goodrich pumps and engine controls business to Triumph Group, Inc. on March 18, 2013, the sale of the legacy Goodrich electric power systems business to Safran S.A. on March 26, 2013, and the sale of Pratt & Whitney Power Systems to MHI on May 17, 2013.
In October 2011, Pratt & Whitney and Rolls-Royce announced their intention to form a new partnership to develop an engine to power future mid-size aircraft. In September 2013, following further discussion and because of the current regulatory environment, the parties have agreed not to proceed with the partnership. During the nine months ended September 30, 2013, we increased our collaboration intangible assets by approximately $550 million, including net payments of $335 million made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE and the September 2013 agreement not to proceed with the partnership with Rolls-Royce. Capital expenditures for the nine months ended September 30, 2013 primarily relate to investments in new programs at Pratt & Whitney, and continuing Goodrich integration activities at UTC Aerospace Systems.
Investments in businesses in the first nine months of 2013 included a number of small acquisitions, primarily in our commercial businesses. We expect total cash investments for acquisitions in 2013 to be approximately $250 million, including acquisitions completed during the first nine months of 2013. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
Customer financing activities were a net use of cash of $121 million for the first nine months of 2013 and a net source of cash of $1 million for the first nine months of 2012. While we expect that 2013 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $11.7 billion at September 30, 2013, including approximately $6.4 billion of IAE commitments, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $600 million may be required to be disbursed during the remainder of 2013. We had commercial aerospace financing and other contractual commitments of approximately $10.9 billion at December 31, 2012.
Cash Flow - Financing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Net cash flows (used in) provided by financing activities of continuing operations	$(4,226)	$13,986
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. In June 2012, we issued $9.8 billion of long-term debt and $1.1 billion of Equity Units, and in July 2012, we borrowed $2.0 billion from our term loan credit agreement and issued $3.2 billion of commercial paper primarily to partially finance our acquisition of Goodrich and pay related fees, expenses and other amounts due and payable by UTC as a result of the acquisition. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $100 million of outstanding commercial paper at September 30, 2013.
At September 30, 2013, management had authority to repurchase approximately 53.1 million shares under the share repurchase program announced on February 4, 2013. Under this program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. In connection with our acquisition of Goodrich, we suspended share repurchases during 2012. During the nine months ended September 30, 2013, we resumed repurchase activity and repurchased approximately 10.7 million shares of our common stock for approximately $1 billion. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on Common Stock of $0.535 per share in the first quarter of 2013 totaling $465 million in the aggregate, $0.535 per share in the second quarter of 2013 totaling $465 million in the aggregate and $0.535 per share in the third quarter of 2013 totaling $465 million in the aggregate. On October 9, 2013, the Board of Directors declared a dividend of $0.59 per share payable December 10, 2013 to shareowners of record at the close of business on November 15, 2013.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Cash Flow - Discontinued Operations

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Net cash flows used in discontinued operations	$(252)	$(330)
Cash flows used in discontinued operations primarily relate to the completed divestitures of the legacy Hamilton Sundstrand Industrial businesses in December 2012 and Rocketdyne on June 14, 2013. Tax payments related to discontinued operations were approximately $603 million for the nine months ended September 30, 2013, inclusive of approximately $91 million of cash tax benefit realized during the quarter ended September 30, 2013 reflecting the tax impact of transactions reported in discontinued operations. We do not expect remaining net tax payments related to these discontinued operations to be significant. Net cash flows used in discontinued operations for the nine months ended September 30, 2013 includes positive cash flows of approximately $400 million related to the sale of Rocketdyne, and cash flows from the operating activities of Rocketdyne and of UTC Power, through its date of disposition of February 12, 2013, as well as payments made in settlement of liabilities, transaction costs, and interim funding of UTC Power and of Clipper, which was divested in 2012.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2012 Annual Report, incorporated by reference in our 2012 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of September 30, 2013, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as otherwise disclosed.
In finalizing the purchase accounting for the acquisition of Goodrich, we finalized the fair value measurement of our existing customer contractual obligations which resulted in an incremental $200 million of obligations recognized during the second quarter of 2013. Based on the estimated net cash outflows of the OEM developmental programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded total assumed liabilities of approximately $2.2 billion. These liabilities will be liquidated in accordance with the underlying economic pattern of obligations, as reflected by the net cash outflows incurred on the OEM contracts. Total consumption of the contractual obligation through the next five years is expected to be as follows: $70 million remaining in 2013, $274 million in 2014, $213 million in 2015, $242 million in 2016, $233 million in 2017 and $894 million thereafter.
On June 14, 2013 we completed the sale of substantially all operations of Rocketdyne to GenCorp Inc. Following the sale, certain guarantees of Rocketdyne's performance under existing contracts remain in place, which resulted in an increase in our performance guarantees of approximately $124 million, with no associated significant carrying amount of a liability as of September 30, 2013. There have been no other material changes to guarantees outstanding since December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the nine months ended September 30, 2013. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2012 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Acting Controller and Assistant Controller, Financial Reporting (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	our ability to integrate the acquired Goodrich operations and to realize synergies and opportunities for growth and innovation;

•	our ability to realize the intended benefits of recently announced organizational changes;

•	future levels of indebtedness and capital spending and research and development spending;

•	future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;

•	delays and disruption in delivery of materials and services from suppliers;

•	new business opportunities;

•	cost reduction efforts and restructuring costs and savings and other consequences thereof;

•	the scope, nature, impact or timing of acquisition, divestiture and joint venture activity, including integration of other acquired businesses into our existing businesses;

•	the development, production, delivery, support, performance and anticipated benefits of advanced technologies and new products and services;

•	the impact of customer driven cost and product efficiency initiatives;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the outcome of legal proceedings and other contingencies;

•	future repurchases of our common stock;

•	pension plan assumptions and future contributions; and

•	the effect of changes in tax, environmental and other laws and regulations or political conditions in the U.S. and other countries in which we operate.
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
We strongly disagree with the trial court's analysis and conclusions. We filed an appeal from the judgment to the United States Court of Appeals for the Sixth Circuit on August 26, 2013. Based on our analysis, we continue to believe that there is no basis for any common law liability for the inaccurate statements. We also believe that the government suffered no actual damages as a result of the inaccurate statements made in 1983 and, therefore, there is no basis in fact or law for the award of common law damages, prejudgment interest or False Claims Act treble damages. If, contrary to our expectations, all or any portion of the judgment should ultimately be affirmed, we estimate a range of possible loss from approximately $24 million to $657 million in excess of amounts previously accrued, plus postjudgment interest. The outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized and cash flows for the period in which damages would be paid.
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
Department of Defense Cost Accounting Standards Claim
As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges that it made to Sikorsky since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky's liability was approximately $96 million (including interest through September 30, 2013). We believed this claim was without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter concluded in January 2013 and on March 22, 2013, the U.S. Court of Federal Claims issued a written decision in favor of Sikorsky determining that the DOD had failed to prove its claims because Sikorsky's calculation of material overhead complied with the cost accounting standards. DOD has appealed this decision. We do not believe the ultimate resolution of this matter will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
Our Global Growth Is Subject to a Number of Economic Risks.
Over the past few years, market and economic conditions in the U.S. and globally have been highly challenging with tighter credit conditions and slower economic growth. The U.S. economy has experienced a recession and faces continued concerns about the systemic impacts of adverse economic conditions such as the growing U.S. deficit, high energy costs, geopolitical issues, the availability and cost of credit, and an unstable real estate market. In 2012, the global economy improved as compared to 2011 and continued to show signs of a gradual recovery from the significant downturn of 2008 and 2009 when the global economy experienced widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. However, despite positive economic indicators seen since the beginning of 2011, uncertainty continues to exist as to the overall rate and stability of the recovery. Despite a recent slowdown in growth rates in China and other emerging economies, global gross domestic product growth continues to be led by emerging markets. In the developed economies, particularly in Europe, economic conditions continue to stagnate. Further disruptions in Europe or in other economies could affect our sales or liquidity.
While improvement in the global economy remains uneven, in the U.S., economic conditions have continued to rebound on improving consumer sentiment, lower unemployment rates, an improving housing market and increasing commercial construction. However, U.S. Government deficit reduction measures, the recent U.S. Government shut-down, the Congressional fight over the debt ceiling and the impact of sequestration have increased market uncertainties and adversely affected our military businesses. There continues to be fiscal uncertainty in Europe while emerging markets have shown continued but modest strength. There can be no assurance that any of the recent economic improvements will be broad-based and sustainable, or that they will enhance conditions in markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital. While these economic developments have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airlines and business jet operators, and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies could also adversely affects our results, as the majority of our sales are non-U.S. based.
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
The results of our commercial and military aerospace businesses, which generated approximately 49 percent of our consolidated sales in 2012, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown signs of gradual improvement since 2011, uncertainty continues to exist. As a result, financial difficulties, including bankruptcy, of one or more of the major commercial airlines could result in significant cancellations of orders, reductions in our aerospace sales and losses under existing contracts. In addition, capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce the aftermarket sales and margins of our aerospace businesses. Other factors, including future terrorist actions, pandemic health issues or major natural disasters, could also dramatically reduce the demand for air travel, which could negatively impact the aftermarket sales and margins of our aerospace businesses. Additionally, because a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2013, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. U.S. Government deficit reduction measures, the recent U.S. Government shut-down, the Congressional fight over the debt ceiling and the impact of sequestration have increased market uncertainty and adversely affected our military businesses. Should these factors continue and overall U.S. Government defense spending decline, it could result in significant reductions to revenue, cash flow, profit and backlog for our military businesses. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
We have outstanding debt and other financial obligations and significant unused borrowing capacity. We have incurred substantial additional debt as a result of the Goodrich acquisition. As of September 30, 2013, we had approximately $21.2 billion of total debt on a consolidated basis. Our debt level and related debt service obligations could have negative consequences, including, among others:

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

For non-income tax risks, we estimate material loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals and related disclosures are appropriate. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in a material adverse effect on our results of operations in the period in which a liability would be recognized or cash flows or financial position for the period in which damages would be paid. For a description of current legal proceedings, see Part I, Item 3 “Legal Proceedings,” in our Form 10-K, as updated from time to time in subsequent filings, including this Form 10-Q. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50 percent likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50 percent likelihood that such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in a material adverse effect on our financial condition or results of operations in the period in which any such event occurs or on our cash flows in the period in which the ultimate settlement with the applicable taxing authority occurs. See Note 6 to the Condensed Consolidated Financial Statements in this Form 10-Q for further discussion on income taxes.
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
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended September 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2013	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Maximum Number of Shares that may yet be Purchased Under the Program (000's)
July 1 - July 31	3,289	$100.44	3,286	53,108
August 1 - August 31	—	—	—	53,108
September 1 - September 30	—	—	—	53,108
Total	3,289	$100.44	3,286

We repurchase shares under a program announced on February 4, 2013, which authorized the repurchase of up to 60 million shares of our common stock. Under this current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 3,000 shares were reacquired in transactions outside the program during the quarter ended September 30, 2013.

Item 3.	Defaults Upon Senior Securities
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.11	United Technologies Corporation Executive Leadership Group Program, as amended and restated effective October 15, 2013.*

10.12	Schedule of Terms for Restricted Stock Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11).*

10.13	Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11).*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20130930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20130930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20130930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20130930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20130930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20130930_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	October 25, 2013	by:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer and Principal Accounting Officer)

Dated:	October 25, 2013	by:	/s/ JOHN E. STANTIAL
John E. Stantial
Acting Controller and Assistant Controller, Financial Reporting

(on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.11	United Technologies Corporation Executive Leadership Group Program, as amended and restated effective October 15, 2013.*

10.12	Schedule of Terms for Restricted Stock Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11).*

10.13	Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11).*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20130930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20130930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20130930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20130930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20130930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20130930_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.