Form 10-K
period 2013-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2014-02-06
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Commission file number 1-812

UNITED TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-0570975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Financial Plaza, Hartford, Connecticut	06101
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (860) 728-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	New York Stock Exchange
(CUSIP 913017 10 9)
Corporate Units	New York Stock Exchange
(CUSIP 913017 117)

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
Yes   ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2013 was approximately $85,185,959,757, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At January 31, 2014, there were 915,236,403 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV hereof incorporate by reference portions of the United Technologies Corporation 2013 Annual Report to Shareowners. Part III hereof incorporates by reference portions of the United Technologies Corporation Proxy Statement for the 2014 Annual Meeting of Shareowners.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
Index to Annual Report
on Form 10-K for
Year Ended December 31, 2013

UNITED TECHNOLOGIES CORPORATION
Annual Report on Form 10-K for
Year Ended December 31, 2013
Whenever reference is made in this Form 10-K to specific sections of United Technologies Corporation’s 2013 Annual Report to Shareowners (2013 Annual Report), those sections are incorporated herein by reference, and are included in Exhibit 13 to this Form 10-K. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and product and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms “we,” “us,” “our,” “the Company,” or “UTC,” unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries. References to internet web sites in this Form 10-K are provided for convenience only. Information available through these web sites is not incorporated by reference into this Form 10-K.

PART I

Item 1.	Business
General
United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable primarily to the internal development of our existing businesses and to acquisitions. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report, including the information contained therein under the heading “Business Overview.”
On September 23, 2013, we announced the formation of UTC Building & Industrial Systems, a new organizational structure consisting of the Otis and UTC Climate, Controls & Security segments. This new organizational structure is expected to enhance our ability to deliver more integrated solutions to our customers and accelerate innovation in smart building technologies and sustainable designs. Otis and UTC Climate, Controls & Security each continue to report their financial and operational results as separate segments, which is consistent with how we allocate resources and measure the financial performance of these businesses.
On July 26, 2012, UTC acquired Goodrich Corporation (Goodrich) pursuant to a merger agreement dated September 21, 2011. As a result of the acquisition, Goodrich became a wholly-owned subsidiary of UTC. The acquired Goodrich business and the legacy Hamilton Sundstrand business were combined to form a new segment named UTC Aerospace Systems.
As previously reported, in 2012 we created the UTC Propulsion & Aerospace Systems organizational structure, consisting of the Pratt & Whitney and UTC Aerospace Systems segments. We continue to report the financial and operational results of Pratt & Whitney and UTC Aerospace Systems separately, which is consistent with how we allocate resources and measure the financial performance of these businesses.
Our operating units include businesses with operations throughout the world. Otis and UTC Climate, Controls & Security (collectively referred to as the “commercial businesses”) serve customers in the commercial, governmental and residential property sectors worldwide. UTC Climate, Controls & Security also serves industrial, transport refrigeration and food service equipment customers. Pratt & Whitney, UTC Aerospace Systems, and Sikorsky (collectively referred to as the “aerospace businesses”) primarily serve commercial and government customers in both the original equipment and aftermarket parts and services markets of the aerospace industry. Pratt & Whitney also serves customers in certain industrial markets. For 2013, our commercial and industrial sales (generated principally by our commercial businesses) were approximately 47 percent of our consolidated sales, and our commercial aerospace sales and military aerospace sales (generated exclusively by our aerospace businesses) were approximately 34 percent and 19 percent, respectively, of our consolidated sales. Consolidated international sales for 2013, including U.S. export sales, were 62 percent of our consolidated sales.
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
UTC Climate, Controls & Security—heating, ventilating, air conditioning (HVAC) and refrigeration systems, controls, services and energy-efficient products for residential, commercial, industrial and transportation applications, fire and special hazard detection and suppression systems, firefighting equipment, security and monitoring and rapid response systems and service.
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
Segment financial data for the years 2011 through 2013, including financial information about foreign and domestic operations and export sales, appears in Note 18 to the Consolidated Financial Statements in our 2013 Annual Report. Segment sales as discussed below include intercompany sales, which are ultimately eliminated within the “Eliminations and other” category as reflected in the segment financial data in Note 18 to the Consolidated Financial Statements in our 2013 Annual Report. Similarly, total segment backlog as discussed below includes fully-funded government and intercompany backlog.
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
Sales generated by Otis’ international operations were 82 percent of total Otis segment sales in both 2013 and 2012. At December 31, 2013, Otis’ backlog was $15.4 billion as compared to $14.8 billion at December 31, 2012. Of the total Otis backlog at December 31, 2013, approximately $8.6 billion is expected to be realized as sales in 2014.
UTC Climate, Controls & Security
UTC Climate, Controls & Security is the leading provider of HVAC and refrigeration solutions, including controls for residential, commercial, industrial and transportation applications. These products and services are sold under the Carrier name and other brand names to building contractors and owners, homeowners, transportation companies, retail stores and food service companies. UTC Climate, Controls & Security is also a global provider of security and fire safety products and services. UTC Climate, Controls & Security provides electronic security products such as intruder alarms, access control systems and video surveillance systems and designs and manufactures a wide range of fire safety products including specialty hazard detection and fixed suppression products, portable fire extinguishers, fire detection and life safety systems, and other firefighting equipment. Services provided to the electronic security and fire safety industries include systems integration, video surveillance, installation, maintenance, and inspection services. In certain markets, UTC Climate, Controls & Security also provides monitoring and response services, to complement its electronic security and fire safety businesses. Through its venture with Watsco, Inc., UTC Climate, Controls & Security distributes Carrier, Bryant, Payne and Totaline residential and light commercial HVAC products in the U.S. and selected territories in the Caribbean and Latin America. UTC Climate, Controls &

Security sells directly to end customers and through manufacturers’ representatives, distributors, wholesalers, dealers and retail outlets. Certain of UTC Climate, Controls & Security’s HVAC businesses are seasonal and can be impacted by weather. UTC Climate, Controls & Security customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in the distribution channels. The principal incentive program provides reimbursements to distributors for offering promotional pricing on UTC Climate, Controls & Security products. UTC Climate, Controls & Security products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants, homeowners and other end-users requiring a high level of security and fire protection for their businesses and residences. UTC Climate, Controls & Security provides its security and fire safety products and services under Chubb, Kidde and other brand names and sells directly to customers as well as through manufacturer representatives, distributors, dealers and U.S. retail distribution.
In 2010, we completed the acquisition of the GE Security business from General Electric Company, strengthening UTC Climate, Controls & Security's portfolio of security and fire safety technologies for commercial and residential applications, including fire detection and life safety systems, intrusion alarms, video surveillance and access control systems. From 2008 through 2012, UTC Climate, Controls & Security continued to execute the Carrier portfolio transformation strategy it began in 2008 by completing divestitures of several non-core businesses and taking non-controlling equity interests in various ventures. In 2012 and 2013, UTC Climate, Controls & Security completed a number of transactions related to its fire and security portfolio transformation, including the divestiture of a controlling stake in its U.S.-based fire and security branch operations and the sale of businesses in Hong Kong and Australia.
Sales generated by UTC Climate, Controls & Security’s international operations, including U.S. export sales, were 61 percent and 62 percent of total UTC Climate, Controls & Security segment sales in 2013 and 2012, respectively. At December 31, 2013, UTC Climate, Controls & Security’s backlog was $3.1 billion as compared to $3.0 billion at December 31, 2012. Substantially all of the backlog at December 31, 2013 is expected to be realized as sales in 2014.
Pratt & Whitney
Pratt & Whitney is among the world’s leading suppliers of aircraft engines for the commercial, military, business jet and general aviation markets. Pratt & Whitney provides maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services for large commercial engines. Pratt & Whitney produces families of engines for wide- and narrow-body and large regional aircraft in the commercial market and for fighter and transport aircraft in the military market. Pratt & Whitney Canada (P&WC) is a world leader in the production of engines powering general and business aviation, as well as regional airline, utility and military, airplanes and helicopters, and provides related maintenance, repair and overhaul services, including the sale of spare parts, as well as fleet management services.
In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which sales, costs and risks are shared. At December 31, 2013, the interests of third party participants in Pratt & Whitney-directed commercial jet engine programs ranged from 2 percent to 49 percent. In addition, Pratt & Whitney has interests in other engine programs, including a 50 percent ownership interest in the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. Pratt & Whitney has entered into risk and revenue sharing arrangements with third parties for 40 percent of the products and services that Pratt & Whitney is responsible for providing to the EA. Pratt & Whitney accounts for its interests in the EA joint venture under the equity method of accounting. Pratt & Whitney continues to pursue additional collaboration partners.
As previously reported, on June 29, 2012, Pratt & Whitney, Rolls-Royce plc (Rolls-Royce), MTU Aero Engines AG (MTU), and Japanese Aero Engines Corporation (JAEC), participants in the IAE International Aero Engines AG (IAE) collaboration, which sells and supports V2500 engines for the Airbus A320 family of aircraft, completed a restructuring of their interests in IAE. Under the terms of the agreement, Rolls-Royce sold its ownership and collaboration interests in IAE to Pratt & Whitney, while also entering into an agreement to license its V2500 intellectual property to Pratt & Whitney. In exchange for the increased ownership and collaboration interests and intellectual property license, Pratt & Whitney paid Rolls-Royce $1.5 billion at closing with additional payments due to Rolls-Royce during the fifteen year period following closing of the purchase, conditional upon each hour flown by V2500-powered aircraft in service at the closing. Rolls-Royce continues to support the program as a strategic supplier for the V2500 engine and continues to manufacture parts and assemble engines. As previously reported, Pratt & Whitney entered into a collaboration arrangement with MTU with respect to a portion of the collaboration interest in IAE acquired from Rolls-Royce for consideration of approximately $233 million with additional payments due to Pratt & Whitney in the future. As a result of these transactions, Pratt & Whitney holds a 61% net interest in the IAE collaboration. As previously reported, in October 2011, Pratt & Whitney and Rolls-Royce announced their intention to form a new partnership to develop an engine to power future mid-sized aircraft. In September 2013, following further discussion and because of the current regulatory environment, the parties agreed not to proceed with this partnership. As a result of this decision, an additional collaboration intangible asset payment was made to Rolls-Royce in accordance with the underlying agreement.
The development of new engines and improvements to current production engines present important growth opportunities. Pratt & Whitney is under contract with the U.S. Air Force to develop the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Lightning II aircraft being developed by Lockheed Martin. Pratt & Whitney achieved initial service release for the conventional take-off and landing/carrier variant and short take-off and vertical landing variant of the F135 engine in February 2010, and January 2011, respectively. These propulsion system configurations are now certified for production and cleared for flight on the Lockheed Martin F-35B stealth fighter jet, and are in use by the U.S. Air Force at Eglin Air Force Base and by the U.S. Marine Corps at Marine Corps Air Station Yuma. In addition, Pratt & Whitney is currently developing technology, including the PurePower PW1000G Geared TurboFan engine, intended to enable it to power both currently-proposed and future aircraft. The PurePower PW1000G engine targets a significant reduction in fuel burn and noise levels with lower environmental emissions and operating costs than current production engines. In December 2010, Airbus announced that it will offer a version of the PurePower PW1000G engine as a new engine option to power its A320neo family of aircraft scheduled to enter into service in 2015. In November 2012, Pratt & Whitney commenced testing on this new engine, the PW1100G-JM, being developed as part of a collaboration with MTU and JAEC. Additionally, PurePower PW1000G engine models have been selected by Bombardier to power the new CSeries passenger aircraft, by Mitsubishi Aircraft Corporation to power the new Mitsubishi Regional Jet, and by Irkut Corporation of Russia to power the proposed new Irkut MC-21 passenger aircraft. The CSeries passenger aircraft engine received its civil aviation certificate from Transport Canada in February 2013, had its first flight on the CSeries aircraft in September 2013, and is scheduled to enter into service in 2015. The Mitsubishi Regional Jet and the Irkut MC-21 are scheduled to enter into service in 2017. Further, on January 8, 2013, Embraer announced the selection of the PurePower engine to exclusively power the next generation of Embraer’s E-Jet family of aircraft scheduled to enter service in 2018. The success of these aircraft and the PurePower PW1000G family of engines is dependent upon many factors including technological accomplishments, aircraft demand, and regulatory approval. Based on these factors, as well as the level of success of aircraft program launches by aircraft manufacturers and other conditions, additional investment in the PurePower program may be required. P&WC has developed or is developing the PW210 engine family for helicopters manufactured by Sikorsky, AgustaWestland and Airbus Helicopters and is developing the PurePower PW800 engine for the new generation of long-range and heavy business jets. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion.
Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market-driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine development, production and support programs, creates uncertainty regarding engine program profitability. The vast majority of sales are made directly to the end customer and, to a limited extent, through independent distributors and foreign sales representatives. Sales to Airbus (Pratt & Whitney’s largest non-governmental customer by sales) were 35 percent and 25 percent of total Pratt & Whitney segment sales in 2013 and 2012, respectively, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. Government were 25 percent and 27 percent of total Pratt & Whitney segment sales in 2013 and 2012, respectively.
Sales generated by Pratt & Whitney’s international operations, including U.S. export sales, were 64 percent and 57 percent of total Pratt & Whitney segment sales in 2013 and 2012, respectively. At December 31, 2013, Pratt & Whitney’s backlog was $38.5 billion, including $3.6 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2012, these amounts were $43.6 billion and $4.3 billion, respectively. Of the total Pratt & Whitney backlog at December 31, 2013, approximately $8.8 billion is expected to be realized as sales in 2014. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total sales. Pratt & Whitney’s backlog excludes orders for new commercial engines that have not yet achieved full aviation authority certification. See Note 1 to the Consolidated Financial Statements in our 2013 Annual Report for a description of our accounting for long-term contracts.
UTC Aerospace Systems
UTC Aerospace Systems is a leading global provider of technologically advanced aerospace products and aftermarket service solutions for aircraft manufacturers, airlines, regional, business and general aviation markets, military, space and undersea operations. UTC Aerospace Systems’ product portfolio includes electric power generation, power management and distribution systems, flight guidance and flight management systems, engine systems accessories, intelligence, surveillance and reconnaissance systems, engine components, environmental control systems, fire protection and detection systems, propeller systems, aircraft aerostructures including engine nacelles, thrust reversers, and mounting pylons, interior and exterior aircraft lighting, aircraft seating and cargo systems, actuation systems, landing systems including landing gears, and wheels and brakes, and space products and subsystems. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet management solutions. UTC Aerospace Systems sells aerospace products to airframe manufacturers, the U.S. and foreign governments, aircraft operators, maintenance, repair and overhaul providers, and independent distributors. UTC Aerospace Systems’ largest non-governmental customers are Boeing and Airbus with, in the aggregate, 32 percent and 33 percent of total OEM sales in 2013 and 2012, respectively, and represent a combined 20 percent of total UTC Aerospace Systems segment sales in both 2013 and 2012. Sales to the U.S. Government were 21 percent and 24 percent of total UTC Aerospace Systems segment sales in 2013 and 2012, respectively.

        UTC Aerospace Systems is a supplier of several systems, including the propellers, for the Airbus A400M aircraft that entered service in August of 2013.  In addition, UTC Aerospace Systems produced product placements supporting first flights in 2013 of the Airbus A350, Bombardier CSeries and Boeing 787-9 platforms.

       Significant development activity continues in the commercial and military markets for the Airbus A320neo and A350 aircraft, Boeing 787-10 aircraft, the Bombardier CSeries and Global 7000/8000 business jet, the Cessna Citation Latitude business jet, the COMAC C919 aircraft, the Dassault Falcon 5X business jet, the Embraer E-Jet E2 family of aircraft, the Irkut MC-21 aircraft, the Learjet 85 business jet, the Mitsubishi Regional Jet, the Sikorsky CH-53K next generation heavy lift helicopter for the U.S. Marine Corps and the Lockheed Martin F-35 Lightning II military aircraft. UTC Aerospace Systems is also the operations support prime contractor for NASA’s space suit/life support system and produces environmental monitoring and control, life support, mechanical systems, power generation, power management and distribution, and thermal control systems for the International Space Station and the Orion crew exploration vehicle.

Sales generated by UTC Aerospace Systems’ international operations, including U.S. export sales, were 55 percent and 49 percent of total UTC Aerospace Systems segment sales in 2013 and  2012, respectively.  At December 31,  2013, UTC Aerospace Systems’ backlog was $10.2 billion, including $2.5 billion of U.S. Government-funded contracts and subcontracts. At December 31,  2012, these amounts were $10.1 billion and $2.5 billion, respectively. Of the total UTC Aerospace Systems backlog at December 31,  2013, approximately $7.2 billion is expected to be realized as sales in  2014.
Sikorsky
Sikorsky is one of the world’s largest helicopter companies. Sikorsky manufactures military and commercial helicopters and also provides aftermarket helicopter and aircraft parts and services.
Current major production programs at Sikorsky include the UH-60M Black Hawk medium-transport helicopters and HH-60M Medevac helicopters for the U.S. and foreign governments, the S-70 Black Hawk for foreign governments, the MH-60S and MH-60R helicopters for the U.S. Navy, the International Naval Hawk for multiple naval missions, and the S-76 and S-92 helicopters for commercial operations. The UH-60M helicopter is the latest and most modern in a series of Black Hawk variants that Sikorsky has been delivering to the U.S. Army since 1978. In July 2012, the U.S. Government and Sikorsky signed a five-year multi-service contract for approximately 650 H-60 helicopters. Actual production quantities will be determined year-by-year over the life of the program based on funding allocations set by Congress and the U.S. Department of Defense acquisition priorities, as well as the U.S. Foreign Military Sales program. Sikorsky is also developing the CH-53K next generation heavy lift helicopter for the U.S. Marine Corps and the CH-148 derivative of the H-92 helicopter, a military variant of the S-92 helicopter, for the Canadian Government. The latter is being developed under a fixed-price contract that provides for the development and production of 28 helicopters, and a related support contract that provides for logistical support through March 2028. Sikorsky currently anticipates that its revenues under these CH-148 contracts will be approximately $4.2 billion. Revenues are subject to changes in underlying variables such as future flight hours as well as fluctuations in foreign currency exchange rates. This is the largest and most expansive fixed-price development contract in Sikorsky’s history. No aircraft were delivered to the Canadian Government in 2013. In December 2013, Sikorsky and the Canadian Government signed a principles of agreement that establishes a framework to restructure the CH-148 contracts and serves as the basis for ongoing formal contract negotiations. As a result of an estimated increase in production costs, Sikorsky has taken a $27 million charge in the quarter ended December 31, 2013, as further described in our 2013 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in addition to the previously disclosed charge of $157 million that was taken in the quarter ended December 31, 2012.
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
Sales to the U.S. Government were 58 percent and 66 percent of total Sikorsky segment sales in 2013 and 2012, respectively. Sales generated by Sikorsky’s international operations, including U.S. export sales, were 30 percent and 32 percent of total Sikorsky segment sales in 2013 and 2012, respectively. At December 31, 2013, Sikorsky’s backlog was $14.9 billion, including $5.4 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2012, these amounts were $14.4 billion and $6.4 billion, respectively. Of the total Sikorsky backlog at December 31, 2013, approximately $5.1 billion is expected to be realized as sales in 2014.
Other
On March 14, 2012, the Board of Directors of the Company approved a plan for the divestiture of a number of our non-core businesses. Cash generated from these divestitures was used to repay the debt incurred to finance the Goodrich acquisition. These non-core businesses include the legacy Hamilton Sundstrand Industrial businesses, which manufacture air compressors, metering pumps and heavy duty process pumps for industries involved with chemical and hydrocarbon processing, oil and gas production, water and wastewater treatment, and construction, Clipper Windpower plc (Clipper), a California-based wind turbine manufacturer, Pratt & Whitney Rocketdyne, a leader in the design, development and manufacture of sophisticated space propulsion systems for military and commercial applications, and Pratt & Whitney Power Systems, which sells aero-derivative engines for industrial applications. The divestitures of Clipper and the legacy Hamilton Sundstrand Industrial businesses were completed in 2012. The divestitures of Pratt & Whitney Power Systems and substantially all of the operations of Pratt & Whitney Rocketdyne were completed in the second quarter of 2013.
On June 29, 2012, management of the Company approved a plan for the divestiture of UTC Power, a world leader in the application of fuel cell technology for stationary and transportation applications, which was completed in the first quarter of 2013.
The results of operations for the remaining divestitures of Pratt & Whitney Rocketdyne and UTC Power, including the net gains/losses expected on disposition, and the related cash flows which result from these non-core businesses have been reclassified to “Discontinued Operations” in our Consolidated Statement of Operations and our Consolidated Statement of Cash Flows for all periods presented. The sale of Pratt & Whitney Power Systems was not reclassified to “Discontinued Operations” due to our level of continuing involvement in supplying certain engineering and development services under agreements with the divested business post disposition.
Other Matters Relating to Our Business as a Whole
Competition and Other Factors Affecting Our Businesses
As worldwide businesses, our operations can be affected by a variety of economic, industry and other factors, including those described in this section, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report, in Item 1, “Cautionary Note Concerning Factors That May Affect Future Results,” and in Item 1A, “Risk Factors” in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the U.S. and other countries, and each competes on the basis of price, delivery schedule, product performance and service.
Our aerospace businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for certain of their commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, primarily related to Pratt & Whitney, see Notes 5 and 16 to the Consolidated Financial Statements in our 2013 Annual Report. Customer selections of engines and components can also have a significant impact on later sales of parts and services. In addition, the U.S. Government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation, Rolls-Royce, Honeywell, Turbomeca, and CFM International.
Research and Development
Because changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $2.5 billion or 4.0 percent of total sales in 2013, as compared with $2.4 billion or 4.1 percent of total sales in 2012 and $2.0 billion or 3.5 percent of total sales in 2011. We also perform research and development work under contracts funded by the U.S. Government and other customers. This contract research and development, which is performed in our aerospace businesses, amounted to $2.2 billion in 2013, as compared to $1.7 billion in 2012 and $1.5 billion in 2011. These contract research and development costs include amounts that are expensed as incurred, through cost of products sold, and amounts that are capitalized into inventory to be subsequently recovered through production shipments. Of the total contract research and development costs, $2.1 billion, $1.7 billion and $1.4 billion were expensed in 2013, 2012 and 2011, respectively. The remaining costs have been capitalized.
U.S. Government Contracts
Contracting with the U.S. Government entails certain unique risks. U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. Government sales are made under fixed-price type contracts, while approximately $2.1 billion or 3.3 percent of our total sales for 2013 were made under cost-reimbursement type contracts.
Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports from the U.S. Government that recommend that we reduce certain contract prices because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports have recommended substantial reductions. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain cases. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” in this Form 10-K and Note 17 to the Consolidated Financial Statements in our 2013 Annual Report for further discussion.
Compliance with Environmental and Other Government Regulations
Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 17 to the Consolidated Financial Statements in our 2013 Annual Report.
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

Intellectual Property and Raw Materials and Supplies
We maintain a portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to our businesses. While we believe we have taken reasonable measures to protect this portfolio, our efforts may not be sufficient. See Item 1A "Risk Factors" in this Form 10-K for further discussion of intellectual property matters.
We believe we have adequate sources for our purchases of materials, components, services and supplies used in our manufacturing. We work continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating our purchases, reducing the number of suppliers, strategic global sourcing and using bidding competitions among potential suppliers. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Like other users in the U.S., we are largely dependent upon foreign sources for certain raw materials requirements such as cobalt, tantalum, chromium, rhenium and nickel. We have a number of ongoing programs to manage this dependence and the accompanying risk, including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Although at times high prices for some raw materials important to our businesses (for example, steel, copper, aluminum, titanium and nickel) have caused margin and cost pressures, we do not foresee near term unavailability of materials, components or supplies that would have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. For further discussion of the possible effects of the cost and availability of raw materials on our business, see Item 1A, “Risk Factors” in this Form 10-K.
Employees and Employee Relations
At December 31, 2013, our total number of employees was approximately 212,000, approximately 64 percent of which represents employees based outside the U.S. During 2013, we negotiated or concluded 11 domestic collective bargaining agreements, the largest of which covered certain workers at Sikorsky's manufacturing facilities in Connecticut and Florida. In 2014, numerous collective bargaining agreements are subject to renegotiation, the largest of which covers certain workers at UTC Climate, Controls & Security's Carrier facility in Indianapolis. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations, we do not anticipate that the renegotiation of these contracts in 2014 will have a material adverse effect on our competitive position, cash flows, financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see Item 1A, “Risk Factors” in this Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to the Consolidated Financial Statements in our 2013 Annual Report.
For a discussion of other matters which may affect our competitive position, cash flows, financial condition or results of operations, including the risks of our international operations, see the further discussion under the headings “General” and “Description of Business by Segment” in this section, Item 1A, “Risk Factors” in this Form 10-K, and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report.

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

•	our ability to realize the intended benefits of recently announced organizational changes;

•	future levels of indebtedness and capital spending and research and development spending;

•	future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;

•	delays and disruption in delivery of materials and services from suppliers;

•	new business opportunities;

•	customer and Company directed cost reduction efforts and restructuring costs and savings and other consequences thereof;

•
the scope, nature or impact of other acquisition and divestiture activity, including among other things integration of acquired businesses into our existing businesses and realization of synergies and opportunities for growth and innovation;

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
In addition, this Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the “Notes to Consolidated Financial Statements” under the heading “Note 17: Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Results of Operations,” “Liquidity and Financial Condition,” and "Critical Accounting Estimates," and the section titled “Risk Factors.” This Form 10-K also includes important information as to these factors in the “Business” section under the headings “General,”

“Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2013 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Restructuring Costs,” “Environmental Matters” and “Governmental Matters.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

Item 1A.	Risk Factors
Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.
Our Global Growth May be Affected by Global Economic, Capital Market and Political Conditions.
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, levels of consumer and business confidence, commodity prices, exchange rates, levels of government spending and deficits, political conditions, actual or anticipated default on sovereign debt and other challenges that could affect the global economy. These economic conditions affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airlines and business jet operators, and government procurement.
Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries.
The results of our commercial and industrial businesses, which generated approximately 47 percent of our consolidated sales in 2013, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, global credit market conditions, and other global and political factors. For example, a slowdown in building and remodeling activity can adversely affect the financial performance of Otis and UTC Climate, Controls & Security. In addition, the financial performance of UTC Climate, Controls & Security can also be influenced by production and utilization of transport equipment and, particularly in its residential business, weather conditions.
The results of our commercial and military aerospace businesses, which generated approximately 53 percent of our consolidated sales in 2013, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown signs of gradual improvement since 2011, uncertainty continues to exist. In addition, capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, bankruptcies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, cost reduction efforts and backlog levels. Any of these conditions could reduce the sales and margins of our aerospace businesses. Other factors, including future terrorist actions, pandemic health issues or major natural disasters, could also dramatically reduce the demand for air travel, which could negatively impact the sales and margins of our aerospace businesses. Additionally, because a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2014, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. U.S. Government deficit reduction measures, the U.S. Government shut-down in 2013, Congressional disputes over budgets and debt ceilings and the impact of sequestration have increased market uncertainty and adversely affected our military businesses. Should these factors continue and overall U.S. Government defense spending decline, it could result in significant reductions to revenue, cash flow, profit and backlog for our military businesses. One or more of the programs that we currently support or are currently pursuing could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could have a material adverse effect on our competitive position, cash flows, results of operations or financial condition.
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
We conduct our business on a global basis, with approximately 62 percent of our 2013 consolidated sales derived from international operations, including U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (primarily the commercial businesses), where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins also may be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. Dollar against other major foreign currencies could adversely affect our results of operations.
The majority of sales in the aerospace businesses are transacted in U.S. Dollars, consistent with established industry practice, while the majority of costs at locations outside the U.S. are incurred in the applicable local currency (principally the Euro, the Canadian Dollar, and the Polish Zloty). For operating units with U.S. Dollar sales and local currency costs, there is foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales. See Note 1 and Note 14 to the Consolidated Financial Statements in our 2013 Annual Report for further discussion of our hedging strategies.
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
We Use a Variety of Raw Materials, Supplier-Provided Parts, Components, Sub-Systems and Contract Manufacturing Services in Our Businesses, and Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products.
Our reliance on suppliers (including third party contract manufacturing) and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials. In many instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. A disruption in deliveries from our suppliers, supplier capacity constraints, contract manufacturer production disruptions, closing or bankruptcy of our suppliers, price increases, or decreased availability of raw materials or commodities, could have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses From, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures.
We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and expect to do so in the future. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target’s violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar worldwide anti-bribery laws in non-U.S. jurisdictions. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. Our divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements or continued supply and services arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations imposed on us and could have a material adverse effect on our competitive position, cash flows, results of operations, or financial condition. The success of future acquisitions and divestitures will depend on the satisfaction of conditions precedent to, and consummation of, the pending transactions, the timing of consummation of these pending transactions, and the ability of the parties to secure any required regulatory approvals in a timely manner, among other things.

Our Debt Has Increased As a Result of the Goodrich Acquisition; Our Ability to Access Debt is Subject to Increased Costs and May Be Affected by Changes in the Global Capital Market, Our Financial Performance or Outlook or Our Credit Ratings.
We have outstanding debt and other financial obligations and significant unused borrowing capacity. We incurred substantial additional debt as a result of the Goodrich acquisition. Our debt level and related debt service obligations could have negative consequences, including, among others:
• requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce funds we have available for other purposes, such as acquisitions and reinvestment in our businesses;
• reducing our flexibility in planning for or reacting to changes in our business and market conditions; and
• exposing us to interest rate risk since a portion of our debt obligations are at variable rates.
We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. If we require additional funding in order to fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt, including disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings.
We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated.
We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier and internally-produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of our products and products that incorporate technologies we develop. For example, certain of our aerospace products are incorporated into larger systems and end products manufactured by our customers. These systems and end products may incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and market acceptance of these larger systems and end products could affect the level of customer interest and acceptance of our own products in the marketplace.
Any development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, helicopters, aircraft systems and components and other products currently in development or pending required certifications. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. In addition, we may face customer directed cost reduction targets that could have a material adverse effect on the profitability of our contracts. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
We Are Subject to Litigation, Environmental and Other Legal Compliance Risks.
We are subject to a variety of litigation and legal compliance risks. These risks include, among other things, possible liability relating to product liability, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages). As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. For a description of current legal proceedings, see "Legal Proceedings" in in this Form 10-K.
In addition, the FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite meaningful measures that we undertake to seek to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent our employees or agents from violating the FCPA or similar laws. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Additional Tax Expense or Additional Tax Exposures Could Affect Our Future Profitability.
We are subject to income taxes in the United States and various international jurisdictions. Changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions, and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional investigations, proceedings and contingencies will arise from time to time. Our competitive position, cash flows, results of operation or financial condition may be affected by the outcome of investigations, proceedings and other contingencies that cannot be predicted with certainty.
See Notes 11 and 17 to the Consolidated Financial Statements in our 2013 Annual Report for further discussion on income taxes and related contingencies.
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
We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, information technology security systems and other measures to protect our proprietary intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property rights may be limited in certain countries outside the U.S. In addition, we may be the target of competitor or other third party patent enforcement actions seeking substantial monetary damages or seeking to prevent our sale and marketing of certain of our products or services. We may also be subject to disruptions, losses and liability resulting from various cybersecurity attacks or information technology failures, as described above. Any of these events or factors could have a material adverse effect on our competitive position, subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

	Number of Facilities - Owned
Location	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Sikorsky	Other	Total
Manufacturing:
North America	1	10	23	42	6	—	82
Europe & Middle East	7	9	4	16	—	—	36
Asia	1	1	7	4	1	—	14
Emerging Markets*	10	21	7	9	1	—	48
	19	41	41	71	8	—	180
Non-Manufacturing:
North America	4	14	31	7	3	13	72
Europe & Middle East	13	13	—	—	—	—	26
Asia	—	7	1	—	—	—	8
Emerging Markets*	3	10	2	4	—	—	19
	20	44	34	11	3	13	125

	Number of Facilities - Leased
Location	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Sikorsky	Other	Total
Manufacturing:
North America	—	5	10	21	13	—	49
Europe & Middle East	—	2	1	8	—	—	11
Asia	—	—	2	3	—	—	5
Emerging Markets*	4	5	—	10	—	—	19
	4	12	13	42	13	—	84
Non-Manufacturing:
North America	2	34	16	14	12	9	87
Europe & Middle East	9	35	1	1	—	—	46
Asia	3	9	1	—	—	—	13
Emerging Markets*	6	12	2	3	—	—	23
	20	90	20	18	12	9	169

*	For purposes of this table, our definition of emerging markets is developed using the countries included in the MSCI Emerging Markets IndexSM.
Our fixed assets as of December 31, 2013 include manufacturing facilities and non-manufacturing facilities such as warehouses set forth in the tables above and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2013 are in good operating condition, are well-maintained and substantially all are generally in regular use.

Item 3. Legal Proceedings
Export Violations
A significant portion of our activities are subject to export control regulation by the U.S. Department of State (State Department) under the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR). From time to time, we identify, investigate, remediate and voluntarily disclose to the Defense Trade Controls Compliance (DTCC) potential violations of the AECA and ITAR. DTCC administers the State Department’s authority under the AECA and ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Most of our voluntary disclosures are resolved without the imposition of penalties or other sanctions. However, as previously disclosed, in November 2011, DTCC informed us that it was reviewing certain of our voluntary disclosures filed since 2005 and believed some of these disclosures could constitute deficiencies warranting penalties and sanctions. In connection with the above, on June 28, 2012, we entered into a Consent Agreement (CA) with DTCC to resolve a Proposed Charging Letter that references approximately 45 of our previous disclosures. The CA has a four-year term, and provides that we will: (1) pay a civil penalty of $55 million, up to $20 million of which can be suspended based on qualifying compliance investments made by us prior to or during the term of the CA; (2) appoint, subject to DTCC approval, an outside Special Compliance Official (SCO) to oversee our compliance with the CA and the AECA and ITAR; (3) continue and undertake additional remedial actions to strengthen AECA and ITAR compliance, with emphasis on human resources and organization, training, automation, and security of electronic data; and (4) sponsor two Company-wide outside compliance audits during the term of the CA.
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
On June 28, 2012, by reason of P&WC’s guilty plea to a criminal violation of the AECA and the ITAR, DTCC imposed a partial statutory debarment on P&WC with respect to obtaining new or renewed ITAR license privileges. The debarment does not affect existing ITAR licenses/authorities, nor does it extend to programs supporting: (1) the U.S. Government; (2) NATO allies; or (3) “major non-NATO allies” (as defined in the ITAR). P&WC may seek “transaction exception” approvals on a case-by-case basis for new or renewed ITAR licensing in other cases during the period of debarment. P&WC may apply for full reinstatement of ITAR privileges after one year. While P&WC is currently eligible to apply for reinstatement, to date, P&WC has not applied for reinstatement. On December 20, 2012, UTC entered into an administrative agreement with the Department of the Army Suspension and Debarment Official, where Army officials determined that the UTC Entities are presently responsible and that further action is not necessary to protect the U.S. Government’s interests pursuant to the Federal Acquisition Regulation and the National Defense Appropriations Act. The agreement with the Department of the Army Suspension and Debarment Official completes the Department of Defense review of the UTC Entities’ present responsibility under the Federal Acquisition Regulation and P&WC’s eligibility to receive funds appropriated for fiscal year 2012 under the National Defense Appropriations Act.

Pratt & Whitney Grand Jury Subpoena
Pratt & Whitney is conducting an internal investigation in response to a subpoena issued to it in May 2012 by a federal grand jury in Connecticut. The subpoena requests documents related to Pratt & Whitney’s use in certain military engines of titanium procured from suppliers that potentially did not conform to underlying contract specifications. Pratt & Whitney has been cooperating fully with the government’s investigation. We cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the investigation.
Shareholder Derivative Litigation
On October 31, 2012, a shareholder filed a stockholder derivative action in the Delaware Court of Chancery against all of UTC's current directors. The complaint centered on the June 28, 2012 guilty plea of P&WC to violations of the U.S. Arms Export Control Act and International Traffic in Arms Regulations, and making false statements in connection with its illegal export to China of U.S.-origin military software used in the development of a Chinese military attack helicopter, the Z-10. The complaint alleged, among other things, that UTC's directors had breached their fiduciary duties owed to UTC and its shareholders and had committed “corporate waste” by failing to oversee adequately UTC's export control compliance. The complaint also alleged that UTC's directors “failed to ensure” that there were adequate internal controls to assure compliance. The complaint sought declaratory and injunctive relief against UTC, including an order removing and replacing the directors, and asserted a claim for unspecified money damages against only the directors. On June 18, 2013, the Chancery Court issued an order granting the directors' motion to dismiss the case, with prejudice. The shareholder appealed that decision. On December 19, 2013, the Delaware Supreme Court affirmed the Chancery Court's order dismissing the case.
Asbestos Litigation
Like many other industrial companies in recent years, we or our subsidiaries have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of our products or premises. While we have never manufactured asbestos and no longer incorporate it in any currently-manufactured products, certain of our historical products, like those of many other manufacturers, have contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been covered by our insurance or other forms of indemnity or have been dismissed without payment. The remainder of the closed cases have been resolved for amounts that are not material individually or in the aggregate.
In addition, we are subject to a number of other lawsuits, investigations and claims (some of which involve substantial amounts). For a discussion of contingencies related to certain other legal proceedings, see Note 17 to the Consolidated Financial Statements in our 2013 Annual Report, which is incorporated by reference herein. Except as indicated herein or in Note 17 to the Consolidated Financial Statements in our 2013 Annual Report, we do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
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
The Performance Graph and Comparative Stock Data appearing in our 2013 Annual Report, filed as Exhibit 13 to this Form 10-K, containing the following data relating to our common stock: total shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends, are incorporated herein by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended December 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2013	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Maximum Number of Shares that may yet be Purchased Under the Program (000's)
October 1 - October 31	414	$106.20	414	52,694
November 1 - November 30	823	108.61	823	51,872
December 1 - December 31	611	109.19	611	51,261
Total	1,848	$108.26	1,848

We repurchase shares under a program announced on February 4, 2013, which authorized the repurchase of up to 60 million shares of our common stock. Under this current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Fewer than 1,000 shares were reacquired in transactions outside the program during the quarter ended December 31, 2013.

Item 6.	Selected Financial Data
The Five-Year Summary appearing in our 2013 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference. See “Notes to Consolidated Financial Statements” in our 2013 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five-Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
For information concerning market risk sensitive instruments, see discussion under the heading “Market Risk and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report, filed as Exhibit 13 to this Form 10-K, and under the heading “Foreign Exchange and Hedging Activity” and "Financial Instruments" in Note 1 and in Note 14, respectively, to the Consolidated Financial Statements in our 2013 Annual Report, filed as Exhibit 13 to this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The 2013 and 2012 Consolidated Balance Sheet, and other consolidated financial statements for the years ended 2013, 2012 and 2011, together with the report thereon of PricewaterhouseCoopers LLP dated February 6, 2014 in our 2013 Annual Report, filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference. The 2013 and 2012 unaudited Selected Quarterly Financial Data appearing in our 2013 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control – Integrated Framework, released in 1992. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in our 2013 Annual Report.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (Exchange Act) as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency:
In the Company’s Form 10-Q reports for the quarterly periods ended on March 31, 2013, June 30, 2013 and September 30, 2013, the Company disclosed, under the heading “Other” in the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in each such report, activities as required by Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (Exchange Act) as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency. Such disclosures are incorporated herein by reference. In the quarterly period ended on December 31, 2013, there were no activities required to be disclosed by Section 13(r)(1)(D)(iii) of the Exchange Act as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2014 Annual Meeting of Shareowners titled “Election of Directors” (under the subheading “Nominees”) and “Corporate Governance” (including under the subheadings “Board Committees,” “Audit Committee” and “Committee on Nominations and Governance”).

Executive Officers of the Registrant
The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2009	Age as of 2/6/2014
Paul R. Adams	President, Pratt & Whitney (since January 2014)	Chief Operating Officer, Pratt & Whitney; Senior Vice President Operations & Engineering, Pratt & Whitney; Senior Vice President Engineering, Pratt & Whitney	52

Elizabeth B. Amato	Senior Vice President, Human Resources and Organization, United Technologies Corporation (since August 2012)	Vice President, Human Resources, UTC Climate, Controls & Security; Vice President, Human Resources, Carrier Corporation; Vice President, Human Resources, Pratt & Whitney	57

Alain M. Bellemare	President & Chief Executive Officer, UTC Propulsion & Aerospace Systems (since July 2012)	President & Chief Operating Officer, UTC Propulsion & Aerospace Systems; President, Hamilton Sundstrand Corporation	52

Louis R. Chênevert	Director (since 2006), Chairman (since 2010), President (since 2006) & Chief Executive Officer, United Technologies Corporation (since 2008)	___	56

Geraud Darnis	President & Chief Executive Officer, UTC Building & Industrial Systems (since September 2013)	President & Chief Executive Officer, UTC Climate, Controls & Security; President, Carrier Corporation	54

Charles D. Gill	Senior Vice President and General Counsel, United Technologies Corporation (since 2007)	___	49

Nicole Parent Haughey	Vice President, Corporate Strategy & Development (since September 2013)	Co-Founder and Managing Partner, Vertical Research Partners Managing Director, Global Sector Head Industrials Credit Suisse	42

Gregory J. Hayes	Senior Vice President and Chief Financial Officer, United Technologies Corporation (since 2008)	___	53

Michael B. Maurer	President, Sikorsky Aircraft (since July 2012)	President, Sikorsky Military Systems, Sikorsky Aircraft; Senior Vice President, Operations, Sikorsky Aircraft	53

Thomas I. Rogan	Vice President, Treasurer, United Technologies Corporation (since 2001)	___	61
All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2014 Annual Meeting of Shareowners titled “Other Information” under the heading “Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.utc.com/Governance/Ethics/Code+of+Ethics. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Committee on Nominations and Governance, Public Issues Review Committee and Committee on Compensation and Executive Development are available on our website at http://www.utc.com/Governance/Board+of+Directors. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, United Technologies Building, Investor Relations, Hartford, CT 06101.

Item 11.	Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2014 Annual Meeting of Shareowners titled “Executive Compensation,” “Compensation of Directors” and “Report of Committee on Compensation and Executive Development.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and the Equity Compensation Plan Information required by Item 12 is incorporated herein by reference to the sections of our Proxy Statement for the 2014 Annual Meeting of Shareowners titled “Stock Ownership Information” and "Equity Compensation Plan Information."

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2014 Annual Meeting of Shareowners titled “Election of Directors” (under the subheading “Nominees”), “Corporate Governance” (under the subheading “Director Independence”) and “Other Information” (under the subheading “Transactions with Related Persons”).

Item 14.	Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2014 Annual Meeting of Shareowners titled “Appointment of a Firm of Independent Registered Public Accountants to Serve as Independent Auditor for 2014,” including the information provided in that section with regard to “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated herein by reference to the 2013 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2013:

Page Number in Form 10-K

SCHEDULE I—Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

SCHEDULE II—Valuation and Qualifying Accounts	S-II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:
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

3(ii)
Bylaws as amended and restated effective December 11, 2013, incorporated by reference to Exhibit 3.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on December 13, 2013.

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

10.11
United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective October 15, 2013, incorporated by reference to Exhibit 10.11 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013.

10.12
Schedule of Terms for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11), incorporated by reference to Exhibit 10.12 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013.

10.13
Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.11), incorporated by reference to Exhibit 10.13 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 13, 2013.

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

11	Statement Re: Computation of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Excerpts from UTC’s 2013 Annual Report to Shareowners for the year ended December 31, 2013.*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/Governance/Ethics/Code+of+Ethics.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of John V. Faraci, Jean-Pierre Garnier, Jamie S. Gorelick, Edward A. Kangas, Ellen J. Kullman, Marshall O. Larsen, Harold W. McGraw III, Richard B. Myers, H. Patrick Swygert, André Villeneuve and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20131231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20131231.xsd)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20131231_cal.xml)

101.DEF	XBRL Taxonomy Definition Linkbase Document.* File name: : utx-20131231_def.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20131231_lab.xml)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20131231_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.31 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the three years ended December 31, 2013, (ii) Consolidated Statement of Comprehensive Income for the three years ended December 31, 2013, (iii) Consolidated Balance Sheet as of December 31, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the three years ended December 31, 2013, (v) Consolidated Statement of Changes in Equity for the three years ended December 31, 2013, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

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

Date: February 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOUIS R. CHÊNEVERT	Director, Chairman & Chief Executive Officer (Principal Executive Officer)	February 6, 2014
(Louis R. Chênevert)

/s/ GREGORY J. HAYES	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 6, 2014
(Gregory J. Hayes)

/s/ JOHN E. STANTIAL	Acting Controller and Assistant Controller, Financial Reporting	February 6, 2014
(John E. Stantial)

/s/ JOHN V. FARACI *	Director
(John V. Faraci)

/s/ JEAN-PIERRE GARNIER*	Director
(Jean-Pierre Garnier)

/s/ JAMIE S. GORELICK *	Director
(Jamie S. Gorelick)

/s/ EDWARD A. KANGAS *	Director
(Edward A. Kangas)

/s/ ELLEN J. KULLMAN *	Director
(Ellen J. Kullman)

/s/ MARSHALL O. LARSEN *	Director
(Marshall O. Larsen)

/s/ HAROLD W. MCGRAW III *	Director
(Harold W. McGraw III)

/s/ RICHARD B. MYERS *	Director
(Richard B. Myers)

/s/ H. PATRICK SWYGERT *	Director
(H. Patrick Swygert)

/s/ ANDRÉ VILLENEUVE *	Director
(André Villeneuve)

/s/ CHRISTINE TODD WHITMAN *	Director
(Christine Todd Whitman)

*By:	/s/ CHARLES D. GILL
Charles D. Gill Senior Vice President and General Counsel, as Attorney-in-Fact

Date: February 6, 2014

SCHEDULE I
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors
of United Technologies Corporation:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 6, 2014 appearing in the 2013 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 6, 2014

S-I

SCHEDULE II
UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three years ended December 31, 2013
(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 2010	$448
Provision charged to income	88
Doubtful accounts written off (net)	(38)
Other adjustments	(42)
Balance December 31, 2011	456
Provision charged to income	72
Doubtful accounts written off (net)	(23)
Other adjustments	12
Balance December 31, 2012	517
Provision charged to income	74
Doubtful accounts written off (net)	(68)
Other adjustments	20
Balance December 31, 2013	$543
Future Income Tax Benefits—Valuation allowance:
Balance December 31, 2010	$911
Additions charged to income tax expense	130
Reductions credited to income tax expense	(27)
Other adjustments	(37)
Balance December 31, 2011	977
Additions charged to income tax expense	124
Additions charged to goodwill, due to acquisitions	71
Reductions credited to income tax expense	(245)
Other adjustments	(23)
Balance December 31, 2012	904
Additions charged to income tax expense	134
Additions charged to goodwill, due to acquisitions	12
Reductions credited to income tax expense	(52)
Other adjustments	(56)
Balance December 31, 2013	$942

S-II