Form 10-Q
period 2014-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2014-04-25
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
At March 31, 2014 there were 916,731,329 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2014

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2014	2013
Net Sales:
Product sales	$10,692	$10,255
Service sales	4,053	4,144
	14,745	14,399
Costs and Expenses:
Cost of products sold	8,081	7,848
Cost of services sold	2,609	2,617
Research and development	624	610
Selling, general and administrative	1,596	1,627
	12,910	12,702
Other income, net	263	309
Operating profit	2,098	2,006
Interest expense, net	225	236
Income from continuing operations before income taxes	1,873	1,770
Income tax expense	567	418
Net income from continuing operations	1,306	1,352
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	93	82
Income from continuing operations attributable to common shareowners	1,213	1,270
Discontinued operations (Note 2):
Income from operations	—	20
Loss on disposal	—	(15)
Income tax expense	—	(9)
Loss from discontinued operations attributable to common shareowners	—	(4)
Net income attributable to common shareowners	$1,213	$1,266
Comprehensive income	$1,238	$908
Less: Comprehensive income attributable to noncontrolling interest	86	61
Comprehensive income attributable to common shareowners	$1,152	$847
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.35	$1.41
Net income attributable to common shareowners	$1.35	$1.40
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.32	$1.39
Net income attributable to common shareowners	$1.32	$1.39
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$4,477	$4,619
Accounts receivable, net	11,537	11,458
Inventories and contracts in progress, net	10,992	10,330
Future income tax benefits, current	1,922	1,964
Other assets, current	892	1,071
Total Current Assets	29,820	29,442
Customer financing assets	1,105	1,156
Future income tax benefits	1,237	1,236
Fixed assets	18,869	18,661
Less: Accumulated depreciation	(9,974)	(9,795)
Fixed assets, net	8,895	8,866
Goodwill	28,216	28,168
Intangible assets, net	15,528	15,521
Other assets	6,428	6,205
Total Assets	$91,229	$90,594
Liabilities and Equity
Short-term borrowings	$188	$388
Accounts payable	6,949	6,965
Accrued liabilities	15,678	15,335
Long-term debt currently due	116	112
Total Current Liabilities	22,931	22,800
Long-term debt	19,739	19,741
Future pension and postretirement benefit obligations	3,320	3,444
Other long-term liabilities	11,407	11,279
Total Liabilities	57,397	57,264
Commitments and contingent liabilities (Note 14)
Redeemable noncontrolling interest	137	111
Shareowners’ Equity:
Common Stock	14,937	14,764
Treasury Stock	(20,760)	(20,431)
Retained earnings	41,205	40,539
Unearned ESOP shares	(124)	(126)
Accumulated other comprehensive loss	(2,941)	(2,880)
Total Shareowners’ Equity	32,317	31,866
Noncontrolling interest	1,378	1,353
Total Equity	33,695	33,219
Total Liabilities and Equity	$91,229	$90,594
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Operating Activities of Continuing Operations:
Income from continuing operations	$1,306	$1,352
Adjustments to reconcile income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	467	444
Deferred income tax provision (benefit)	44	(40)
Stock compensation cost	60	70
Change in:
Accounts receivable	(66)	209
Inventories and contracts in progress	(712)	(746)
Other current assets	(5)	(56)
Accounts payable and accrued liabilities	262	395
Global pension contributions	(84)	(29)
Other operating activities, net	63	(190)
Net cash flows provided by operating activities of continuing operations	1,335	1,409
Investing Activities of Continuing Operations:
Capital expenditures	(333)	(295)
Investments in businesses	(17)	(24)
Dispositions of businesses	123	746
Decrease in customer financing assets, net	12	31
Increase in collaboration intangible assets	(142)	(157)
Other investing activities, net	(85)	38
Net cash flows (used in) provided by investing activities of continuing operations	(442)	339
Financing Activities of Continuing Operations:
Issuance (repayment) of long-term debt, net	6	(46)
Decrease in short-term borrowings, net	(200)	(329)
Proceeds from Common Stock issued under employee stock plans	86	153
Dividends paid on Common Stock	(514)	(465)
Repurchase of Common Stock	(335)	(335)
Other financing activities, net	(38)	3
Net cash flows used in financing activities of continuing operations	(995)	(1,019)
Discontinued Operations:
Net cash used in operating activities	—	(715)
Net cash used in investing activities	—	(51)
Net cash flows used in discontinued operations	—	(766)
Effect of foreign exchange rate changes on cash and cash equivalents	(40)	(18)
Net decrease in cash and cash equivalents	(142)	(55)
Cash and cash equivalents, beginning of year	4,619	4,836
Cash and cash equivalents, end of period	4,477	4,781
Less: Cash and cash equivalents of businesses held for sale	—	14
Cash and cash equivalents of continuing operations, end of period	$4,477	$4,767

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at March 31, 2014 and for the quarters ended March 31, 2014 and 2013 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2013 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2013 (2013 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the quarter ended March 31, 2014, our cash investment in business acquisitions was $17 million, and consisted of a number of small acquisitions, primarily in our commercial businesses.
As a result of the 2012 transactions related to IAE International Aero Engines AG (IAE), Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, we have determined that IAE is a variable interest entity, and Pratt & Whitney its primary beneficiary under the criteria established in the FASB ASC Topic 810 “Consolidations” and has, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for IAE in our Condensed Consolidated Balance Sheet as of March 31, 2014 are as follows:

(Dollars in millions)
Current assets	$1,811
Noncurrent assets	1,096
Total assets	$2,907

Current liabilities	$1,990
Noncurrent liabilities	1,123
Total liabilities	$3,113
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2014 were as follows:

(Dollars in millions)	Balance as of January 1, 2014	Goodwill resulting from business combinations	Foreign currency translation and other	Balance as of March 31, 2014
Otis	$1,741	$11	$(10)	$1,742
UTC Climate, Controls & Security	9,727	—	30	9,757
Pratt & Whitney	1,273	—	—	1,273
UTC Aerospace Systems	15,069	—	17	15,086
Sikorsky	353	—	—	353
Total Segments	28,163	11	37	28,211
Eliminations and other	5	—	—	5
Total	$28,168	$11	$37	$28,216

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2014		December 31, 2013
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,263	$(1,332)	$2,234	$(1,295)
Patents and trademarks	380	(186)	380	(181)
IAE collaboration	2,421	(5)	2,273	—
Customer relationships and other	12,049	(2,326)	12,049	(2,199)
	17,113	(3,849)	16,936	(3,675)
Unamortized:
Trademarks and other	2,264	—	2,260	—
Total	$19,377	$(3,849)	$19,196	$(3,675)
The customer relationships intangible assets include payments made to our customers to secure certain contractual rights. We amortize these intangible assets based on the underlying pattern of economic benefit, which may result in an amortization method other than straight-line. In accordance with the FASB ASC Topic 605, “Customer Payments and Incentives,” we classify amortization of such payments as a reduction of sales. The IAE collaboration intangible asset is being amortized based upon the economic pattern of benefits as represented by the underlying cash flows. Prior to the quarter ended March 31, 2014, these cash flows were negative and, accordingly, no amortization had previously been recorded. Amortization of intangible assets for the quarters ended March 31, 2014 and 2013 was $179 million and $175 million, respectively. The following is the expected amortization of intangible assets for the years 2014 through 2019, which reflects an increase in expected amortization expense due to the pattern of economic benefit on certain aerospace intangible assets increasing over time.

(Dollars in millions)	Remaining 2014	2015	2016	2017	2018	2019
Amortization expense	$524	$675	$683	$702	$727	$702

Note 2: Discontinued Operations
In 2012, the UTC Board of Directors approved plans for the divestiture of a number of non-core businesses, which were completed with the sale of Pratt & Whitney Rocketdyne (Rocketdyne) on June 14, 2013. Cash generated from these divestitures was used to repay debt incurred to finance the acquisition of Goodrich Corporation (Goodrich) in 2012.
On February 12, 2013, we completed the disposition of UTC Power to ClearEdge Power. The disposition resulted in payments by UTC totaling $48 million, which included capitalization of the business prior to the sale and interim funding of operations as the buyer took control of a loss-generating business. We have no continuing involvement with the UTC Power business post disposition.
The following summarized financial information for our discontinued operations businesses was segregated from continuing operations and reported as Discontinued Operations in 2013. There was no discontinued operations activity in the quarter ended March 31, 2014.

(Dollars in millions)	Quarter Ended March 31, 2013
Discontinued Operations:
Net sales	$161
Income from operations	$20
Income tax expense	(7)
Income from operations, net of income taxes	13
Loss on disposal	(15)
Income tax expense	(2)
Net loss on discontinued operations	$(4)

Note 3: Earnings Per Share

	Quarter Ended March 31,
(Dollars in millions, except per share amounts; shares in millions)	2014	2013
Net income attributable to common shareowners:
Net income from continuing operations	$1,213	$1,270
Net loss from discontinued operations	—	(4)
Net income attributable to common shareowners	$1,213	$1,266
Basic weighted average number of shares outstanding	900.9	901.3
Stock awards and equity units	16.1	12.5
Diluted weighted average number of shares outstanding	917.0	913.8
Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$1.35	$1.41
Net income attributable to common shareowners	1.35	1.40
Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.32	$1.39
Net income attributable to common shareowners	1.32	1.39
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the quarters ended March 31, 2014 and 2013, there were no anti-dilutive stock awards excluded from the computation.
Note 4: Inventories and Contracts in Progress

(Dollars in millions)	March 31, 2014	December 31, 2013
Raw materials	$2,038	$1,983
Work-in-process	4,993	4,600
Finished goods	3,653	3,360
Contracts in progress	8,029	7,929
	18,713	17,872
Less:
Progress payments, secured by lien, on U.S. Government contracts	(372)	(279)
Billings on contracts in progress	(7,349)	(7,263)
	$10,992	$10,330
As of March 31, 2014 and December 31, 2013, inventory also includes capitalized contract development costs of $922 million and $899 million, respectively, related to certain aerospace programs. These capitalized costs are liquidated as production units are delivered to the customer. The capitalized contract development costs within inventory principally relate to capitalized costs on Sikorsky’s CH-148 contract with the Canadian Government.

Note 5: Borrowings and Lines of Credit

(Dollars in millions)	March 31, 2014	December 31, 2013
Commercial paper	$—	$200
Other borrowings	188	188
Total short-term borrowings	$188	$388
At March 31, 2014, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of March 31, 2014, there were no borrowings under either of these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2014, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock.
On April 1, 2014, we redeemed all remaining outstanding 2016 Goodrich 6.290% notes, representing approximately $188 million in aggregate principal, under our redemption notice issued on February 28, 2014.

Long-term debt consisted of the following:

(Dollars in millions)	March 31, 2014	December 31, 2013
LIBOR§ plus 0.500% floating rate notes due 2015	$500	$500
4.875% notes due 2015*	1,200	1,200
6.290% notes due 2016‡	188	188
5.375% notes due 2017*	1,000	1,000
1.800% notes due 2017*	1,500	1,500
6.800% notes due 2018‡	99	99
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	271	271
4.500% notes due 2020*	1,250	1,250
4.875% notes due 2020‡	171	171
8.750% notes due 2021	250	250
3.100% notes due 2022*	2,300	2,300
1.550% junior subordinated notes due 2022†	1,100	1,100
7.100% notes due 2027‡	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.800% notes due 2036‡	134	134
7.000% notes due 2038‡	159	159
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
4.500% notes due 2042*	3,500	3,500
Project financing obligations	102	86
Other (including capitalized leases)‡	389	394
Total principal long-term debt	19,654	19,643
Other (fair market value adjustments and discounts)‡	201	210
Total long-term debt	19,855	19,853
Less: current portion	116	112
Long-term debt, net of current portion	$19,739	$19,741

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

‡	Includes notes and remaining fair market value adjustments that were assumed as a part of the Goodrich acquisition on July 26, 2012.

§	The three-month LIBOR rate as of March 31, 2014 was approximately 0.2%.
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within a range of $325 million to $725 million of unrecognized tax benefits may occur within the next twelve months as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes. See Note 14, Contingent Liabilities, for discussion regarding uncertain tax positions which are not included in this range related to previously disclosed German tax litigation.
As previously disclosed, the French Tax Authority has assessed €237 million (approximately $327 million) related to the proposed disallowance of certain deductions claimed in France for tax years 2008 through 2011. This is a recurring issue and similar challenges may be raised in subsequent tax years until the issue is resolved. During the fourth quarter of 2013, the French Tax Authority approached the Company with an offer of proposed settlement. We are currently involved in ongoing negotiations with the French Tax Authority. We have made an accrual based upon a settlement amount that we believe has potential to result in resolution, which is included in the range mentioned in the paragraph above.
UTC tax years 2006 through 2008 are currently before the Appeals Division of the IRS (IRS Appeals) for resolution discussions regarding certain proposed adjustments with which UTC does not agree. Tax years 2009 and 2010 are under review by the Examination Division of the IRS. Both the 2006 - 2008 appeals proceedings and the 2009 - 2010 examination activity are expected to conclude during 2014. Examination activity for UTC tax years 2011 and 2012 is expected to commence during 2014.
The Company is engaged in litigation with respect to an issue involving the proper timing of deductions taken by Goodrich Corporation in its tax years 2005 and 2006, prior to its acquisition by UTC. This is a recurring issue and the IRS may continue to challenge it in subsequent tax years until the issue is resolved. Goodrich Corporation tax years 2007 through 2010 are currently before IRS Appeals for resolution discussions regarding certain proposed adjustments with which UTC does not agree, including the recurring timing issue described above. Both the 2005 - 2006 litigation and the 2007 - 2010 appeals proceedings, together with all final computations for open tax years through 2010, are expected to be resolved during 2014. Examination activity for Goodrich Corporation tax years 2011 and 2012, prior to its acquisition by UTC, is expected to commence during 2014.
The Examination Division of the Connecticut Department of Revenue Services commenced an examination of UTC’s 2010 - 2012 tax years during the first quarter. This examination is expected to conclude during 2014.
As a result of the anticipated conclusion of tax examination and appeals activity and associated re-evaluation of tax related liabilities and contingencies, we currently expect to recognize net gains, primarily non-cash, in the range of $325 million to $450 million prior to the end of 2014, including pre-tax interest in the range of $50 million to $100 million.
Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Defined Benefit Plans	$84	$29
Defined Contribution Plans	$90	$103
There were no contributions to our domestic defined benefit pension plans in the quarters ended March 31, 2014 and 2013.
The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(Dollars in millions)	2014	2013	2014	2013
Service cost	$122	$144	$1	$1
Interest cost	380	343	10	10
Expected return on plan assets	(554)	(527)	—	—
Amortization	(2)	(9)	—	(3)
Recognized actuarial net loss (gain)	107	240	(1)	(1)
Net settlement and curtailment gain	—	(3)	—	—
Total net periodic benefit cost	$53	$188	$10	$7

Net settlement and curtailment gain for pension benefits includes curtailment gains of approximately $5 million related to, and recorded in, discontinued operations for the quarter ended March 31, 2013.
Note 8: Restructuring Costs
During the quarter ended March 31, 2014, we recorded net pre-tax restructuring costs totaling $125 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$17
UTC Climate, Controls & Security	43
Pratt & Whitney	42
UTC Aerospace Systems	6
Sikorsky	17
Total	$125
Restructuring charges incurred during the quarter ended March 31, 2014 primarily relate to actions initiated during 2014 and 2013, and were recorded as follows:

(Dollars in millions)
Cost of sales	$86
Selling, general and administrative	39
Total	$125
2014 Actions. During the quarter ended March 31, 2014, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $90 million, including $56 million in cost of sales and $34 million in selling, general and administrative expenses.
We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2014. No specific plans for significant other actions have been finalized at this time. The following table summarizes the accrual balances and utilization by cost type for the 2014 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Net pre-tax restructuring costs	$85	$3	$2	$90
Utilization and foreign exchange	(5)	(3)	(2)	(10)
Balance at March 31, 2014	$80	$—	$—	$80

The following table summarizes expected, incurred and remaining costs for the 2014 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs incurred Quarter Ended March 31, 2014	Remaining Costs at March 31, 2014
Otis	$31	$(18)	$13
UTC Climate, Controls & Security	33	(16)	17
Pratt & Whitney	65	(37)	28
UTC Aerospace Systems	3	(3)	—
Sikorsky	16	(16)	—
Total	$148	$(90)	$58
2013 Actions. During the quarter ended March 31, 2014, we recorded net pre-tax restructuring costs totaling $32 million for restructuring actions initiated in 2013, including $28 million in cost of sales and $4 million in selling, general and administrative expenses. The 2013 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at January 1, 2014	$196	$—	$19	$215
Net pre-tax restructuring costs	28	—	4	32
Utilization and foreign exchange	(52)	—	(1)	(53)
Balance at March 31, 2014	$172	$—	$22	$194
The following table summarizes expected, incurred and remaining costs for the 2013 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs incurred through December 31, 2013	Costs incurred Quarter Ended March 31, 2014	Remaining Costs at March 31, 2014
Otis	$74	$(69)	$(1)	$4
UTC Climate, Controls & Security	124	(89)	(24)	11
Pratt & Whitney	162	(154)	(6)	2
UTC Aerospace Systems	89	(71)	(1)	17
Sikorsky	38	(38)	—	—
Total	$487	$(421)	$(32)	$34
2012 Actions. As of March 31, 2014, we have approximately $97 million of accrual balances remaining related to 2012 actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $12.2 billion and $12.3 billion at March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the fair value of derivative instruments as of March 31, 2014 and December 31, 2013 which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments	$55	$59	$164	$103
Derivatives not designated as hedging instruments	63	31	62	54
The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Loss recorded in Accumulated other comprehensive loss	$80	$97
Loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$18	$8
Assuming current market conditions continue, a $95 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2014, all derivative contracts accounted for as cash flow hedges will mature by March 2016.
We recognized gains of $26 million and $32 million in Other income, net on the Condensed Consolidated Statement of Comprehensive Income from foreign exchange contracts not designated as hedging instruments in the quarters ended March 31, 2014 and 2013, respectively.
Note 10: Fair Value Measurements
The FASB ASC Topic "Fair Value Measurements and Disclosure" establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 - quoted prices in active markets for identical assets or liabilities;

•	Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly; and

•	Level 3 - unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013:

March 31, 2014 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$866	$866	$—	$—
Derivative assets	118	—	118	—
Derivative liabilities	(226)	—	(226)	—
Nonrecurring fair value measurements:
Business dispositions	55	—	55	—

December 31, 2013 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$988	$988	$—	$—
Derivative assets	90	—	90	—
Derivative liabilities	(157)	—	(157)	—
Nonrecurring fair value measurements:
Business dispositions	66	—	66	—

During the quarter ended March 31, 2013, we recorded an approximately $38 million net gain from UTC Climate, Controls & Security's ongoing portfolio transformation, primarily due to a gain on the sale of a business in Hong Kong.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of March 31, 2014, there were no significant transfers in and out of Level 1 and Level 2.
As of March 31, 2014, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$752	$651	$655	$586
Customer financing notes receivable	291	276	394	366
Short-term borrowings	(188)	(188)	(388)	(388)
Long-term debt (excluding capitalized leases)	(19,808)	(22,041)	(19,807)	(21,525)
Long-term liabilities	(304)	(268)	(283)	(253)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of March 31, 2014:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$651	$—	$651	$—
Customer financing notes receivable	276	—	276	—
Short-term borrowings	(188)	—	—	(188)
Long-term debt (excluding capitalized leases)	(22,041)	—	(21,716)	(325)
Long-term liabilities	(268)	—	(268)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $11 billion as of March 31, 2014 and December 31, 2013, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of these commitments is not readily determinable.
Note 11: Long-Term Financing Receivables

(Dollars in millions)	March 31, 2014	December 31, 2013
Long-term trade accounts receivable	$771	$714
Notes and leases receivable	543	583
Total long-term receivables	$1,314	$1,297
Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as Other assets in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as Customer financing assets in our Condensed Consolidated Balance Sheet.

Customer credit ratings range from an extremely strong capacity to meet financial obligations, to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 8% and 9% of the total long-term receivables reflected in the table above were considered to bear high credit risk as of March 31, 2014 and December 31, 2013, respectively.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $18 million and $49 million as of March 31, 2014 and December 31, 2013, respectively, are individually evaluated for impairment. At both March 31, 2014 and December 31, 2013, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.

Note 12: Shareowners’ Equity and Noncontrolling Interest
A summary of the changes in shareowners’ equity and noncontrolling interest comprising total equity for the quarters ended March 31, 2014 and 2013 is provided below:

	Quarter Ended March 31,
	2014			2013
(Dollars in millions)	Share-owners’ Equity	Non-controlling Interest	Total Equity	Share-owners’ Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$31,866	$1,353	$33,219	$25,914	$1,155	$27,069
Comprehensive income for the period:
Net income	1,213	93	1,306	1,266	82	1,348
Total other comprehensive loss	(61)	(7)	(68)	(419)	(21)	(440)
Total comprehensive income for the period	1,152	86	1,238	847	61	908
Common Stock issued under employee plans	165		165	251		251
Common Stock repurchased	(335)		(335)	(335)		(335)
Dividends on Common Stock	(514)		(514)	(465)		(465)
Dividends on ESOP Common Stock	(18)		(18)	(17)		(17)
Dividends attributable to noncontrolling interest		(56)	(56)		(56)	(56)
Purchase of subsidiary shares from noncontrolling interest	(3)	—	(3)	(1)	(9)	(10)
Sale of subsidiary shares in noncontrolling interest	4	24	28	—	237	237
Redeemable noncontrolling interest in subsidiaries’ earnings		(6)	(6)		—	—
Redeemable noncontrolling interest in total other comprehensive income		2	2		4	4
Redeemable noncontrolling interest reclassification to noncontrolling interest		(25)	(25)		(23)	(23)
Equity, end of period	$32,317	$1,378	$33,695	$26,194	$1,369	$27,563

A summary of the changes in each component of accumulated other comprehensive loss, net of tax for the quarter ended March 31, 2014 are provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$170	$(3,267)	$296	$(79)	$(2,880)
Other comprehensive (loss) income before reclassifications, net	(102)	13	22	(65)	(132)
Amounts reclassified from accumulated other comprehensive income (loss)	3	70	(17)	15	71
Balance at March 31, 2014	$71	$(3,184)	$301	$(129)	$(2,941)

Details of the reclassification out of accumulated other comprehensive loss for the quarter ended March 31, 2014 are provided below:

(Dollars in millions)	Amount of Income (Expense) Reclassified from Other Comprehensive Income (Loss)	Affected Line Item in the Condensed Consolidated Statement of Comprehensive Income
Foreign Currency Translation:
Recognized due to business disposition	$(3)	Other income, net
Defined Benefit Pension and Post-retirement Plans:
Amortization of prior-service costs and transition obligation	$2	Note (1)
Recognized actuarial net loss	(106)	Note (1)
Total before tax	(104)
Tax benefit	34	Income tax expense
Net of tax	$(70)
Unrealized Gains on Available-for-Sale Securities:
Realized gain on sale of securities, before tax	$24	Other income, net
Tax expense	(7)	Income tax expense
Net of tax	$17
Unrealized Hedging (Losses) Gains:
Foreign exchange contracts	$(18)	Product sales
Tax expense	3	Income tax expense
Net of tax	$(15)
Note (1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters ended March 31, 2014 and 2013 is provided below:

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Redeemable noncontrolling interest, beginning of period	$111	$238
Net income	6	—
Foreign currency translation, net	(2)	(4)
Dividends attributable to noncontrolling interest	(3)	(2)
Redeemable noncontrolling interest reclassification to noncontrolling interest	25	23
Redeemable noncontrolling interest, end of period	$137	$255
Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the pro-forma effect on Net income attributable to common shareowners had they been recorded through net income for the quarters ended March 31, 2014 and 2013 is provided below:

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Net income attributable to common shareowners	$1,213	$1,266
Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	4	—
Decrease in common stock for purchase of subsidiary shares	(3)	(1)
Net income attributable to common shareowners after transfers to noncontrolling interests	$1,214	$1,265
Note 13: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. Following the sale of substantially all operations of Rocketdyne on June 14, 2013, certain guarantees of Rocketdyne's performance under then existing contracts remained in place, which resulted in an increase in our performance guarantees of approximately $97 million, with no associated significant carrying amount of a liability as of March 31, 2014. There have been no other material changes to guarantees outstanding since December 31, 2013.
The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2014 and 2013 are as follows:

(Dollars in millions)	2014	2013
Balance as of January 1	$1,360	$1,332
Warranties and performance guarantees issued	79	94
Settlements made	(71)	(76)
Other	(39)	(14)
Balance as of March 31	$1,329	$1,336
Note 14: Contingent Liabilities
Summarized below are the matters previously described in Note 17 of the Notes to the Consolidated Financial Statements in our 2013 Annual Report, incorporated by reference in our 2013 Form 10-K, updated as applicable.
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. As described in Note 1 to the Consolidated Financial Statements in our 2013 Annual Report, we have accrued for the costs of environmental remediation activities and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. Additional information pertaining to environmental matters is included in Note 1 to the Consolidated Financial Statements in our 2013 Annual Report.
Government. We are now, and believe that, in light of the current U.S. Government contracting environment, we will continue to be the subject of one or more U.S. Government investigations. If we or one of our business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violations of certain environmental or export laws) the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. Government could fine and debar us from new U.S. Government contracting for a period generally not to exceed three years. The U.S. Government could void any contracts found to be tainted by fraud.
Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involved substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain cases. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely settlement amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrued the minimum amount.

Legal Proceedings.
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
We strongly disagree with the trial court's analysis and conclusions. We filed an appeal from the judgment to the United States Court of Appeals for the Sixth Circuit on August 26, 2013. Based on our analysis, we continue to believe that there is no basis for any common law liability for the inaccurate statements. We also believe that the government suffered no actual damages as a result of the inaccurate statements made in 1983 and, therefore, there is no basis in fact or law for the award of common law damages, prejudgment interest or False Claims Act treble damages. If, contrary to our expectations, all or any portion of the judgment should ultimately be affirmed, we estimate a range of reasonably possible loss from approximately $24 million to $657 million in excess of amounts previously accrued, plus postjudgment interest. The outcome of this matter could result in a material adverse effect on our results of operations in the period in which a liability would be recognized and cash flows for the period in which damages would be paid.
Cost Accounting Standards Claims
As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges that it made to Sikorsky since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky's liability was approximately $98 million (including interest through March 31, 2014). We believed this claim was without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter concluded in January 2013 and on March 22, 2013, the U.S. Court of Federal Claims issued a written decision in favor of Sikorsky determining that the DOD had failed to prove its claims because Sikorsky's calculation of material overhead complied with the cost accounting standards. The DOD has appealed this decision.
By letter dated December 24, 2013, a Divisional Administrative Contracting Officer of the Unites States Defense Contract Management Agency asserted a claim and demand for payment of $210,968,414 against Pratt & Whitney. The claim is based on Pratt & Whitney’s alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. We believe this claim is without merit. On March 18, 2014, Pratt & Whitney filed an appeal to the Armed Services Board of Contract Appeals.

German Tax Office Appeal
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern €203 million (approximately $280 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In 2008 the German Federal Tax Court ("FTC") denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the FTC on this other matter was appealed to the European Court of Justice ("ECJ") to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration of certain related issues. In May 2010, the FTC released its decision, in which it resolved certain tax issues that may be relevant to our suit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the other taxpayer and the government appealed the findings to the FTC. After consideration of the ECJ decision, the latest FTC decision and the lower court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued for this matter. We intend to litigate vigorously the matter to conclusion.
Other.
As described in Note 16 to the Consolidated Financial Statements in our 2013 Annual Report, we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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
Results for the quarters ended March 31, 2014 and 2013 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Otis	$2,955	$2,814	$570	$575	19.3%	20.4%
UTC Climate, Controls & Security	3,851	3,837	537	520	13.9%	13.6%
Pratt & Whitney	3,329	3,402	388	406	11.7%	11.9%
UTC Aerospace Systems	3,450	3,263	590	501	17.1%	15.4%
Sikorsky	1,361	1,249	86	90	6.3%	7.2%
Total segments	14,946	14,565	2,171	2,092	14.5%	14.4%
Eliminations and other	(201)	(166)	39	21
General corporate expenses	—	—	(112)	(107)
Consolidated	$14,745	$14,399	$2,098	$2,006	14.2%	13.9%

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.

Note 16: Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU relates to discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. This ASU is not expected to have an impact on our financial statements or disclosures.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2014 and 2013, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 25, 2014, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of March 31, 2014 and the related condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2014 and 2013 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2014 and 2013. This interim financial information is the responsibility of the Corporation's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, of comprehensive income, of cash flows, and of changes in equity for the year then ended (not presented herein), and in our report dated February 6, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
April 25, 2014

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
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The current status of significant factors affecting our business environment in 2014 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report, which is incorporated by reference in our 2013 Form 10-K.
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
Growth in emerging markets continues to be led by China, where our sales for the quarter grew 15% over the prior year. Growth in China, along with U.S. economic expansion, is expected to drive global growth throughout 2014. The economic environment in North America has continued to rebound on improving consumer sentiment, lower unemployment rates, and an improving housing market. Although European economic conditions have continued to improve, rising political tensions in Eastern Europe may temper growth if escalation continues. UTC's sales to customers in Russia in 2013 were approximately $500 million, and while Russia is a key supplier of certain commodities, we are taking steps to minimize the potential for disruption to our business. To date, we have not seen any significant signs of disruption, although we continue to closely monitor developments in the region.
U.S. Government deficit reduction measures continue to pressure U.S. Department of Defense spending and adversely affect our military businesses. Total sales to the U.S. Government were $2.1 billion and $2.3 billion, or 14% and 16% of total UTC sales in the first quarter of 2014 and 2013, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has, and is expected to contribute positively to our results in 2014.
Disposition Activity
As previously disclosed, we disposed of a number of businesses in 2013. On February 12, 2013, we completed the disposition of UTC Power to ClearEdge Power, and on June 14, 2013, we completed the sale of substantially all operations of Pratt & Whitney Rocketdyne (Rocketdyne) to GenCorp Inc. The results from these businesses were reclassified to Discontinued Operations in our Condensed Consolidated Statements of Comprehensive Income and Cash Flows. On May 17, 2013, we completed the sale of the Pratt & Whitney Power Systems business to Mitsubishi Heavy Industries (MHI) and entered into a long-term engineering and manufacturing agreement with MHI. Pratt & Whitney Power Systems was not reclassified to Discontinued Operations due to our level of continuing involvement in the business post-sale.
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

Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the quarter ended March 31, 2014, our cash investment in business acquisitions was approximately $17 million and consisted of a number of small acquisitions primarily in our commercial businesses. We expect cash investment in businesses of approximately $1 billion in 2014. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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
Commercial airline financial distress and consolidation, global economic conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2014. See Part I, Item 1A, “Risk Factors” in our 2013 Form 10-K for further discussion.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2013 Annual Report, incorporated by reference in our 2013 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2014.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Net Sales	$14,745	$14,399
The factors contributing to the total percentage change year-over-year in total net sales for the quarter ended March 31, 2014 are as follows:

Quarter Ended March 31, 2014
Organic change	5%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(2)%
Other	—
Total % Change	2%
During the quarter ended March 31, 2014, all five business segments experienced organic sales growth led by Sikorsky (9%), Otis (6%), and UTC Aerospace Systems (6%). Organic sales growth at Sikorsky was led by higher international military and commercial aircraft sales volume. Organic growth at Otis was primarily due to higher new equipment sales volume in the U.S. and China, while organic growth at UTC Aerospace Systems was due to higher commercial OEM and aftermarket volumes. Organic sales growth was also driven by Pratt & Whitney (4%) and by UTC Climate, Controls & Security (3%). See the Segment Review section of Management's Discussion and Analysis for further discussion of segment performance.
The sales decrease from divestitures for the quarter ended March 31, 2014 was primarily a result of the disposition of the Pratt & Whitney Power Systems business and portfolio transformation initiatives at UTC Climate, Controls & Security in 2013.

Cost of Products and Services Sold

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Cost of products sold	$8,081	$7,848
Percentage of product sales	75.6%	76.5%
Cost of services sold	$2,609	$2,617
Percentage of service sales	64.4%	63.2%
Total cost of products and services sold	$10,690	$10,465
The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2014 in total cost of products and services sold are as follows:

Quarter Ended March 31, 2014
Organic change	4%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(2)%
Restructuring	1%
Other	—
Total % Change	2%
The organic increase in total cost of products and services sold (4%) in the quarter ended March 31, 2014 was driven by the organic sales increase noted above, partially offset by the benefits of previous restructuring actions and lower commodity costs, particularly within UTC Climate, Controls & Security. The decrease in “Acquisitions and divestitures, net” (2%) is attributable to the disposition of the Pratt & Whitney Power Systems business and portfolio transformation initiatives at UTC Climate, Controls & Security in 2013.
Gross Margin

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Gross margin	$4,055	$3,934
Percentage of net sales	27.5%	27.3%
The 20 basis point increase in gross margin as a percentage of sales for the quarter ended March 31, 2014 is due to the benefits of previous restructuring actions and lower commodity costs and productivity gains at UTC Climate, Controls & Security (30 basis points) and the favorable gross margin impact of higher aftermarket sales at Pratt & Whitney (20 basis points) partially offset by higher restructuring costs.
Research and Development

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Company-funded	$624	$610
Percentage of net sales	4.2%	4.2%
Customer-funded	$523	$543
Percentage of net sales	3.5%	3.8%
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (2%) in the quarter ended March 31, 2014 is primarily related to higher research and development spending within the UTC Aerospace Systems segment on increased spending on several commercial aerospace programs. Customer-funded research and development decreased (4%) due to lower customer-funded spending at UTC Aerospace Systems primarily on U.S. military and space programs (7%) and within U.S. Government programs at Sikorsky (6%), offset by higher customer-funded spending at Pratt & Whitney on U.S. military and commercial programs (10%).
We expect company-funded research and development for the full year 2014 to remain consistent with 2013 levels.

Selling, General and Administrative

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Selling, general and administrative expenses	$1,596	$1,627
Percentage of net sales	10.8%	11.3%
Selling, general and administrative expenses declined 2% in the quarter ended March 31, 2014 due to the impact of divestitures completed over the preceding twelve months (2%), lower divestiture costs (1%) and the benefit from savings from previous restructuring actions, all of which were partially offset by higher restructuring costs (1%).
Other Income, Net

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Other income, net	$263	$309
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year decrease in other income, net in the quarter ended March 31, 2014 (15%) is a result of the absence of a settlement with an engine program partner recognized in the first quarter of 2013 (13%) and net gains related to the UTC Climate, Controls & Security portfolio transformation (12%), which included a net gain in the first quarter of 2013 of $38 million primarily on the sale of a business in Hong Kong. These factors were partially offset by higher licensing income (11%) and normal recurring operational activity as disclosed above.
Interest Expense, Net

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Interest expense	$243	$255
Interest income	(18)	(19)
Interest expense, net	$225	$236
Average interest expense rate	4.2%	4.0%
The decrease in interest expense in the quarter ended March 31, 2014 is a result of lower average debt balances as a result of debt repayments made since March 31, 2013, partially offset by slightly higher average interest expense rates year-over-year.
Income Taxes

	Quarter Ended March 31,
	2014	2013
Effective tax rate	30.3%	23.6%
The increase in the effective tax rate for the quarter ended March 31, 2014, primarily reflects the absence of a $95 million tax benefit recorded during the first quarter of 2013, related to the retroactive impact of the legislative corporate tax extenders enacted in January 2013, as part of the American Taxpayer Relief Act of 2012.
We estimate our full year annual effective income tax rate in 2014 to be approximately 30%, absent one-time adjustments. We anticipate some variability in the tax rate quarter-to-quarter in 2014.
Net Income Attributable to Common Shareowners from Continuing Operations

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2014	2013
Income from continuing operations attributable to common shareowners	$1,213	$1,270
Diluted earnings per share from continuing operations	$1.32	$1.39
Net income attributable to common shareowners from continuing operations for the quarter ended March 31, 2014 includes restructuring charges, net of tax benefit, of $83 million. The net effect on diluted earnings per share of restructuring charges was $0.09 per share. The results for the quarter ended March 31, 2013 included a $0.11 per share benefit from non-recurring items net of restructuring charges. The impact of foreign currency translation and hedging generated a favorable effect of $0.01 per diluted share on our operational performance in the quarter ended March 31, 2014.

Restructuring Costs

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2014	2013
Restructuring costs	$125	$50
Restructuring actions are an essential component of our operating margin improvement efforts and relate to both existing operations and those recently acquired. We now expect to incur restructuring costs in 2014 of approximately $375 million, including trailing costs related to prior actions associated with our continuing cost reduction efforts and the integration of acquisitions. The expected adverse impact on earnings in 2014 from anticipated additional restructuring costs is expected to be offset by the beneficial impact from gains and other items that are outside the normal operating activities of the Company. Although no specific plans for significant other actions have been finalized at this time, we continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.
As described below, the charges incurred in the quarter ended March 31, 2014 primarily relate to actions initiated during 2014 and 2013, while the charges incurred in the quarter ended March 31, 2013 primarily relate to actions initiated during 2013 and 2012.
2014 Actions. During the quarter ended March 31, 2014, we recorded net pre-tax restructuring charges of $90 million relating to ongoing cost reduction actions initiated in 2014. The charges include severance related to workforce reductions and asset write-downs and facility exit and lease termination costs related to the consolidation of field and manufacturing operations.
We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2014. Approximately 45% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2014, we had cash outflows of approximately $8 million related to the 2014 actions. We expect to incur additional restructuring and other charges of $58 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $140 million annually.
2013 Actions. During the quarters ended March 31, 2014 and 2013, we recorded net pre-tax restructuring charges of $32 million and $20 million, respectively, for actions initiated in 2013. The 2013 actions relate to ongoing cost reduction efforts, including severance related to workforce reductions and asset write-downs and facility exit and lease termination costs related to the consolidation of field and manufacturing operations.
We are targeting to complete in 2014 the majority of the remaining workforce and all facility related cost reduction actions initiated in 2013. Approximately 75% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2014, we had cash outflows of approximately $49 million related to the 2013 actions. We expect to incur additional restructuring charges of $34 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $425 million annually, of which, approximately $88 million was realized during the quarter ended March 31, 2014.
For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2014 and 2013 are included in “Eliminations and other” below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
Commercial Businesses
Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, and UTC Climate, Controls & Security also serves customers in the commercial and transport refrigeration industries. Sales in the commercial businesses are influenced by a number of external factors, including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, credit markets and other global and political factors. UTC Climate, Controls & Security’s financial performance can also be influenced by production and utilization of transport equipment, and, in the case of its residential business, weather conditions. To ensure adequate supply of products in the distribution channel, UTC Climate, Controls & Security customarily offers its customers incentives to purchase products. The principal incentive program provides reimbursements to distributors for offering promotional pricing on UTC Climate, Controls & Security products. We account for incentive payments made as a reduction to sales.
Within the UTC Climate, Controls & Security segment, North American residential heating, ventilation, and air conditioning (HVAC) orders increased 19% in the first quarter as the housing market continued to improve and distributors build stock for the summer season. Global commercial HVAC orders increased 2% with increases in Europe (15%) and Asia (4%) partially offset by lower order levels in North America (4%). Within the Otis segment, new equipment orders increased 9% in the first quarter of 2014 with growth in North America (37%) and in China (27%) due, in part, to several large product orders in the quarter. New equipment orders declined in Europe (5%) largely due to fewer large project orders in Russia.
Summary performance for each of the commercial businesses for the quarters ended March 31, 2014 and 2013 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Net Sales	$2,955	$2,814	5%	$3,851	$3,837	—%
Cost of Sales	2,008	1,872	7%	2,726	2,754	(1)%
	947	942	1%	1,125	1,083	4%
Operating Expenses and Other	377	367	3%	588	563	4%
Operating Profits	$570	$575	(1)%	$537	$520	3%
Operating Profit Margins	19.3%	20.4%		13.9%	13.6%

Otis –
Quarter Ended March 31, 2014 Compared with Quarter Ended March 31, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	(2)%	1%	—	—
Cost of Sales	8%	(2)%	1%	—	—
Operating Profits	3%	(1)%	—	(1)%	(2)%
Organic sales increased in the quarter (6%) due to higher new equipment sales primarily in China (2%), U.S. (2%) and Russia (1%). Service sales were consistent with prior year levels.
The operational profit increase in the quarter (3%) was due to higher new equipment volume (5%), partially offset by continued pricing pressure and costs from our North America factory transformation (2%). Service contribution is consistent with prior year levels.

UTC Climate, Controls & Security –
Quarter Ended March 31, 2014 Compared with Quarter Ended March 31, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	—	(3)%	—	—
Cost of Sales	1%	—	(3)%	1%	—
Operating Profits	17%	—	(2)%	(4)%	(8)%

Organic sales increased 3% primarily reflecting growth in Americas (2%), driven by the U.S. residential HVAC business, and the transport refrigeration business (1%). An organic sales increase in China (1%) was offset by lower sales in other Asian countries. The decrease in "Acquisitions and divestitures, net" (3%) reflects the year-over-year impact of divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security's portfolio transformation.
The 17% operational profit increase was driven largely by positive volume, mix and pricing (combined 9%), the benefits of restructuring actions and cost productivity (combined 5%) and favorable commodity costs (3%). The 8% decrease in "Other" primarily reflects net year-over-year impact from UTC Climate, Controls & Security's portfolio transformation.

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
Airline traffic, as measured by RPMs, grew over 5% in 2013 and has shown continued growth in 2014. We continue to benefit from a strong airline industry with airlines' profitability forecasted by third party analysts to be almost $19 billion in 2014. Commercial aerospace spares orders at Pratt & Whitney’s large commercial engine business increased 11% in the first quarter of 2014 as compared to the same period of 2013, while UTC Aerospace Systems spares orders increased 9% over the same period. Lower U.S. Government defense spending levels have constrained military sales growth and we expect U.S. Government deficit reduction measures to continue to adversely affect our military aerospace businesses in 2014.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB Accounting Standards Codification. Operating profit included significant changes in aerospace contract estimates of $17 million in the quarter ended March 31, 2014.
As previously reported, Sikorsky is developing the CH-148 derivative of the H-92 helicopter (the "Cyclone"), a military variant of the S-92 helicopter, for the Canadian Government. The Cyclone is being developed under a fixed-price contract that provides for the development and production of 28 helicopters, and a related in-service support contract through March 2028 (collectively, the "Arrangements"). The current contract values of the Arrangements are estimated to be $4.2 billion and are subject to changes in underlying variables such as the timing of deliveries, future flight hours and fluctuations in foreign currency exchange rates. Delivery of the final configuration aircraft, which was scheduled to begin in 2012, has not occurred due to a number of disputes between the Canadian Government and Sikorsky related to contractual requirements and contract performance.
In December 2013, Sikorsky and the Canadian Government signed a Principles of Agreement, and on April 2, 2014 a second agreement was signed by the parties. Together, these Principles of Agreement (the "POA") establish a framework to restructure the Arrangements while providing a new governance and project structure. Sikorsky is engaging in ongoing formal contract negotiations with the Canadian Government under the POA. The objective of the negotiations is the mutual agreement on contractual amendments that memorialize the key understandings documented in the POA. These amendments are expected to substantially change the timing and scope of the aircraft, while securing Sikorsky's role as the in-service support provider for these aircraft for an extended period of years. As such, the amendments are expected to require us to reassess our current accounting judgments and estimates to reflect the new proposed contractual structure. Based upon the progress of the negotiations to date and the changes envisioned, we anticipate recording a significant charge upon execution of the proposed contractual amendments as they will require us to accelerate our costs and revenue recognition using a cost-to-cost method to recognize our cumulative efforts to date on the aircraft, in addition to higher costs associated with scope changes and a phased-delivery approach that supports the timing of the retirement of the Sea King helicopters beginning in 2015. Any such revenues and losses recorded could have a material impact on the consolidated results of operations in the period recognized. Similarly, failure to reach an agreement with the Canadian Government on the contractual amendments could also lead to a material adverse impact on the consolidated results of operations. However, we do not believe that the amendments, nor failure to reach agreement on the amendments, will result in a material adverse effect on our financial condition.

Summary performance for each of the aerospace businesses for the quarters ended March 31, 2014 and 2013 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Net Sales	$3,329	$3,402	(2)%	$3,450	$3,263	6%	$1,361	$1,249	9%
Cost of Sales	2,546	2,636	(3)%	2,464	2,332	6%	1,155	1,039	11%
	783	766	2%	986	931	6%	206	210	(2)%
Operating Expenses and Other	395	360	10%	396	430	(8)%	120	120	—
Operating Profits	$388	$406	(4)%	$590	$501	18%	$86	$90	(4)%
Operating Profit Margins	11.7%	11.9%		17.1%	15.4%		6.3%	7.2%

Pratt & Whitney –
Quarter Ended March 31, 2014 Compared with Quarter Ended March 31, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	—	(6)%	—	—
Cost of Sales	3%	(1)%	(6)%	1%	—
Operating Profits	5%	2%	(3)%	(9)%	1%

*
For Pratt & Whitney only, the transactional impact of foreign exchange hedging at Pratt & Whitney Canada has been netted against the translational foreign exchange impact for presentation purposes in the above tables. For all other segments, these foreign exchange transactional impacts are included within the organic/operational caption in their respective tables. Due to its potential significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

The organic sales increase (4%) was driven by higher commercial aftermarket (6%) and industrial engines (2%) sales, partially offset by lower engines and aftermarket sales in the military business (3%). Sales decreased (6%) as a result of the divestiture of Pratt & Whitney Power Systems in 2013.
Pratt & Whitney's operating profit benefited from lower pension costs and restructuring savings across its businesses. The operational profit increase (5%) was due to the net volume increase (20%) and favorable military contract performance (6%), partially offset by the absence of a settlement with an engine program partner (10%), higher negative commercial engine margins (7%), and a decline in contract termination benefits (4%). Operating profit decreased (3%) as a result of the divestiture of Pratt & Whitney Power Systems in 2013.

UTC Aerospace Systems –
Quarter Ended March 31, 2014 Compared with Quarter Ended March 31, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	—	—	—	—
Cost of Sales	6%	—	—	—	—
Operating Profits	17%	1%	—	1%	(1)%
The organic sales growth (6%) is due to an increase in commercial aerospace OEM and commercial aftermarket sales volumes (6%).

The operational profit increase (17%) primarily reflects the profit contribution from higher commercial aftermarket sales volumes (13%), higher income from licensing agreements (4%), and lower selling, general and administrative expenses (4%) including lower pension expense and the benefit of synergies, partially offset by higher research and development costs (2%) and lower profits on commercial OEM sales (2%) driven by adverse mix.

Sikorsky –
Quarter Ended March 31, 2014 Compared with Quarter Ended March 31, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	9%	—	—	—	—
Cost of Sales	10%	—	—	1%	—
Operating Profits	9%	—	—	(13)%	—
The organic sales increase (9%) reflects increased commercial sales (4%) primarily due to S-92 aircraft volume partially offset by a decrease in S-76 volume, higher international military sales volume (7%) and favorable military aftermarket contract performance (1%). These increases were offset partially by lower U.S. Government sales volume (1%) and lower volume on customer funded development programs (3%).
The operational profit increase (9%) is driven by profitability in military aftermarket (41%) primarily due to favorable contract performance and higher international military aircraft volume (11%). These increases were partially offset by lower profitability on U.S. Government aircraft contracts (17%) due to less favorable contract performance, lower profits from customer funded development programs (22%), and lower commercial aftermarket profitability (4%).

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended March 31,		Quarter Ended March 31,
(Dollars in millions)	2014	2013	2014	2013
Eliminations and other	$(201)	$(166)	$39	$21
General corporate expenses	—	—	(112)	(107)

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year change in sales for the quarter ended March 31, 2014, as compared with the same period of 2013, reflects an increase in the amount of inter-segment sales eliminations. The year-over-year change in operating profit for the first quarter of 2014, as compared with the first quarter of 2013, reflects lower divestiture costs in 2014.
LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2013
Cash and cash equivalents	$4,477	$4,619	$4,767
Total debt	20,043	20,241	22,824
Net debt (total debt less cash and cash equivalents)	15,566	15,622	18,057
Total equity	33,695	33,219	27,563
Total capitalization (debt plus equity)	53,738	53,460	50,387
Net capitalization (debt plus equity less cash and cash equivalents)	49,261	48,841	45,620
Debt to total capitalization	37%	38%	45%
Net debt to net capitalization	32%	32%	40%

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
The global economic environment has been improving. Strengthening air traffic and airline profitability have offset continued weakness in defense spending. In the U.S., the outlook for housing and commercial construction remains encouraging. The economic environment in Europe has been trending positively, with strengthening economic sentiment offsetting continued unemployment concerns, while in China, there has been some slowing of construction starts and property transactions. In light of these circumstances, we continue to assess our current business and closely monitor the impact on our customers and suppliers, and have determined that overall there was not a significant adverse impact on our financial position, results of operations or liquidity during the first quarter of 2014.
Our domestic pension funds experienced a positive return on assets of 3.65% during the first quarter of 2014.  Approximately 89% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (11%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the absence of prior pension investment losses, impact of a higher discount rate, and the positive returns experienced during 2013 are expected to result in decreased pension expense in 2014 of approximately $500 million as compared to 2013.
Our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing.
On April 1, 2014, we redeemed all remaining outstanding 2016 Goodrich 6.290% notes, representing approximately $188 million in aggregate principal, under our redemption notice issued on February 28, 2014. We expect full year 2014 debt repayments to be approximately $1 billion.
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
Tax payments related to discontinued operations, primarily the December 2012 sale of the legacy Hamilton Sundstrand Industrial businesses, were approximately $665 million for the quarter ended March 31, 2013. We do not expect tax payments in 2014 related to these discontinued operations to be significant.
At March 31, 2014, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4 billion pursuant to a $2 billion revolving credit agreement and a $2 billion multicurrency revolving credit agreement, both of which expire in November 2016. As of March 31, 2014, there were no borrowings under either of these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2014, our maximum commercial paper borrowing authority as set by our Board of Directors was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of acquisitions and repurchases of our common stock.
We continue to have access to the commercial paper markets and our existing credit facilities, and continue to expect strong generation of operating cash flows. While the impact of market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs.
Given our extensive international operations, most of our cash is denominated in foreign currencies and held outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of our international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2014 and December 31, 2013, the amount of such restricted cash was approximately $32 million and $47 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities of Continuing Operations

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Net cash flows provided by operating activities of continuing operations	$1,335	$1,409
Cash generated from operating activities of continuing operations in the quarter ended March 31, 2014 was $74 million lower than the same period in 2013, including lower income from continuing operations of $46 million, offset by higher non-cash charges of $97 million. During the quarter ended March 31, 2014, the net increase in working capital resulted in a cash outflow of $521 million, an increase in cash outflow of $323 million over the quarter ended March 31, 2013. The 2014 cash outflows for working capital were primarily driven by increases in inventory to support deliveries and other contractual commitments across the aerospace businesses, inventory increases to support seasonal demand at UTC Climate, Controls & Security, increases in accounts receivable within our commercial businesses primarily attributable to seasonal maintenance billing cycles, and conversion of customer advances at Pratt & Whitney. These working capital increases were partially offset by increases in accounts payable and accrued liabilities, primarily at Pratt & Whitney, Otis and Sikorsky, an increase in domestic tax accruals, and increases in customer advances at Otis and Sikorsky.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the quarters ended March 31, 2014 and 2013 were $84 million and $29 million, respectively. We expect to make total cash contributions of approximately $275 million to our global defined benefit pension plans in 2014. Our domestic pension plans are approximately 95% funded on a projected benefit obligation basis as of March 31, 2014, and we are not required to make additional contributions through the end of 2016. Contributions to our global defined benefit pension plans in 2014 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Net cash flows (used in) provided by investing activities of continuing operations	$(442)	$339
Cash flows used in investing activities of continuing operations for the quarter ended March 31, 2014 primarily reflect capital expenditures of approximately $333 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $148 million. Cash flows provided by investing activities of continuing operations for the quarter ended March 31, 2013 includes proceeds of approximately $746 million from the disposition of certain businesses, including the sale of the legacy Goodrich pumps and engine controls business to Triumph Group, Inc. on March 18, 2013, the sale of the legacy Goodrich electric power systems business to Safran S.A. on March 26, 2013.
During the quarter ended March 31, 2014, we increased our collaboration intangible assets by approximately $142 million, including net payments of $70 million made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the quarter ended March 31, 2014 primarily relate to investments in new programs at Pratt & Whitney and UTC Aerospace Systems, as well as continuing Goodrich integration activities at UTC Aerospace

Systems. Investments in businesses in the quarter ended March 31, 2014 included a number of small acquisitions, primarily in our commercial businesses. We expect total cash investments for acquisitions in 2014 to approximate $1 billion, including acquisitions completed during the quarter ended March 31, 2014. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
Customer financing activities were a net source of cash of $12 million and $31 million for the quarters ended March 31, 2014 and 2013, respectively. While we expect that 2014 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $11 billion at March 31, 2014 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $1.2 billion may be required to be disbursed during the remainder of 2014. We had commercial aerospace financing and other contractual commitments of approximately $11 billion at December 31, 2013.
Cash Flow - Financing Activities of Continuing Operations

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Net cash flows used in financing activities of continuing operations	$(995)	$(1,019)
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had no outstanding commercial paper at March 31, 2014.
At March 31, 2014, management had authority to repurchase approximately 48.3 million shares under the share repurchase program announced on February 4, 2013. Under this program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. During the quarter ended March 31, 2014, we repurchased approximately 2.9 million shares of our common stock for approximately $335 million. We expect 2014 full year share repurchases to be approximately $1 billion. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on Common Stock of $0.59 per share in the first quarter of 2014 totaling $514 million in the aggregate.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Cash Flow - Discontinued Operations

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
Net cash flows used in discontinued operations	$—	$(766)
Cash flows used in discontinued operations for the quarter ended March 31, 2013 primarily relate to the completed divestiture of the legacy Hamilton Sundstrand Industrial businesses in December 2012. In connection with this sale, tax payments of approximately $665 million were made during the three months ended March 31, 2013. Net cash flows used in discontinued operations for the three months ended March 31, 2013 also included cash flows from the operating activities of Rocketdyne and of UTC Power, through its date of disposition of February 12, 2013, as well as payments made in settlement of liabilities, transaction costs, and interim funding of UTC Power and of Clipper Windpower, which was divested in 2012. There were no discontinued operations in the quarter ended March 31, 2014.

Off-Balance Sheet Arrangements and Contractual Obligations
In our 2013 Annual Report, incorporated by reference in our 2013 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of March 31, 2014, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as noted below.
During the first quarter of 2014, Sikorsky signed agreements with the Turkish government and certain Turkish aerospace contractors to provide manufacturing kits and licenses that will allow Turkey’s aerospace industry to assemble 109 T-70 helicopters (Turkish variants of Sikorsky’s S-70i International Black Hawk helicopter) for sale to and operation by various Turkish government entities. Under the program, the aircraft will be assembled in Turkey by Turkish Aerospace Industries, Inc. ("TAI") and will include kit components supplied by Sikorsky and other companies. Sikorsky has a purchase commitment of $1.4 billion, which is expected to be fulfilled by the purchase of various Black Hawk parts, components, and services by Sikorsky over a thirty-year period from TAI and other Turkish companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2014. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2013 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Acting Controller and Assistant Controller, Financial Reporting (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
the scope, nature, impact or timing of acquisition and divestiture activity, including among other things integration of acquired businesses into our existing businesses and realization of synergies and opportunities for growth and innovation;

•	the development, production, delivery, support, performance and anticipated benefits of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the outcome of legal proceedings, investigations and other contingencies;

•	future repurchases of our common stock;

•	pension plan assumptions and future contributions; and

•
the effect of changes in tax, environmental, regulatory (including among other things import/export) and other laws and regulations or political conditions in the U.S. and other countries in which we operate or with which we conduct business.

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the “Notes to Consolidated Financial Statements” under the heading “Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Results of Operations,” “Liquidity and Financial Condition,” and "Critical Accounting Estimates," and the section titled “Risk Factors” in this Form 10-Q and in our 2013 Annual Report. This Form 10-Q also includes important information as to these factors in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2013 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Restructuring Costs,” “Environmental Matters” and “Governmental Matters.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Telephone Consumer Protection Act
UTC Fire & Security Americas Corporation, Inc. (UTCFS) has been named as a defendant in three putative class actions that were filed on behalf of purported classes of persons who allege that third-party entities placed “robocalls” and/or placed calls to numbers listed on the “Do Not Call Registry” on behalf of UTCFS in contravention of the Telephone Consumer Protection Act. In each putative class action suit, plaintiffs seek injunctive relief and monetary damages. Each violation under the TCPA provides for $500 in statutory damages or up to $1,500 for any willful violation. We assert that the third-party entities that initiated the calls were not acting on our behalf in making any such calls. We believe that UTCFS has meritorious defenses to these claims. We are presently unable to estimate the damages for which UTCFS could be liable in the event plaintiffs prevail in one or more of these cases.
Non-Employee Sales Representative Investigation
In December 2013 and January 2014, UTC made voluntary disclosures to the United States Department of Justice, the Securities and Exchange Commission Division of Enforcement and the United Kingdom’s Serious Fraud Office to report the status of its internal investigation regarding a non-employee sales representative retained by United Technologies International Operations, Inc. (UTIO) and International Aero Engines (IAE) for the sale of Pratt & Whitney and IAE engines and aftermarket services, respectively, in China. On April 7, 2014, the SEC notified UTC that it is conducting a formal investigation and issued a subpoena to UTC seeking production of documents related to the disclosures. UTC is cooperating fully with the investigation. Because the investigation is at an early stage, we cannot predict its outcome or the consequences thereof at this time.
At the outset of the internal investigation, UTIO and IAE suspended all commission payments to the sales representative, and UTIO and IAE have not resumed making any payments. This led to two claims by the sales representative for unpaid commissions: a civil lawsuit filed against UTIO and UTC and an arbitration claim against IAE. We are contesting the lawsuit and the arbitration claim. We do not believe that the resolution of the lawsuit or the arbitration will have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
See Note 14, Contingent Liabilities, for discussion regarding other legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2013 Form 10-K.

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended March 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2014	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Maximum Number of Shares that may yet be Purchased Under the Program (000's)
January 1 - January 31	2,948	$113.67	2,948	48,313
February 1 - February 28	—	—	—	48,313
March 1 - March 31	3	116.76	—	48,313
Total	2,951	$113.67	2,948

We repurchase shares under a program announced on February 4, 2013, which authorized the repurchase of up to 60 million shares of our common stock. Under this current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Approximately 3,000 shares were reacquired in transactions outside the program during the quarter ended March 31, 2014.

Item 3.	Defaults Upon Senior Securities
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20140331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20140331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20140331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20140331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20140331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20140331_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	April 25, 2014	by:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer and Principal Accounting Officer)

Dated:	April 25, 2014	by:	/s/ JOHN E. STANTIAL
John E. Stantial
Acting Controller and Assistant Controller, Financial Reporting

(on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20140331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20140331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20140331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20140331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20140331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20140331_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.