Form 10-Q
period 2014-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2014-07-25
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.
At June 30, 2014 there were 914,810,016 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2014

United Technologies Corporation and its subsidiaries' names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms "we," "us," "our," "the Company," or "UTC," unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries. References to internet web sites in this Form 10-Q are provided for convenience only. Information available through these web sites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,
(Dollars in millions, except per share amounts)	2014	2013
Net Sales:
Product sales	$13,017	$11,661
Service sales	4,174	4,345
	17,191	16,006
Costs and Expenses:
Cost of products sold	10,182	8,712
Cost of services sold	2,749	2,840
Research and development	666	631
Selling, general and administrative	1,623	1,737
	15,220	13,920
Other income, net	384	421
Operating profit	2,355	2,507
Interest expense, net	206	217
Income from continuing operations before income taxes	2,149	2,290
Income tax expense	359	645
Net income from continuing operations	1,790	1,645
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	110	93
Income from continuing operations attributable to common shareowners	1,680	1,552
Discontinued operations (Note 2):
Income from operations	—	43
Loss on disposal	—	(25)
Income tax expense	—	(10)
Income from discontinued operations attributable to common shareowners	—	8
Net income attributable to common shareowners	$1,680	$1,560
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.87	$1.72
Net income attributable to common shareowners	$1.87	$1.73
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.84	$1.70
Net income attributable to common shareowners	$1.84	$1.71
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2014	2013
Net Sales:
Product sales	$23,709	$21,916
Service sales	8,227	8,489
	31,936	30,405
Costs and Expenses:
Cost of products sold	18,263	16,560
Cost of services sold	5,358	5,457
Research and development	1,290	1,241
Selling, general and administrative	3,219	3,364
	28,130	26,622
Other income, net	647	730
Operating profit	4,453	4,513
Interest expense, net	431	453
Income from continuing operations before income taxes	4,022	4,060
Income tax expense	926	1,063
Net income from continuing operations	3,096	2,997
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	203	175
Income from continuing operations attributable to common shareowners	2,893	2,822
Discontinued operations (Note 2):
Income from operations	—	63
Loss on disposal	—	(40)
Income tax expense	—	(19)
Income from discontinued operations attributable to common shareowners	—	4
Net income attributable to common shareowners	$2,893	$2,826
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$3.21	$3.13
Net income attributable to common shareowners	$3.21	$3.14
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$3.16	$3.09
Net income attributable to common shareowners	$3.16	$3.09
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net income from continuing operations	$1,790	$1,645	$3,096	$2,997
Net income from discontinued operations	—	8	—	4
Net income	1,790	1,653	3,096	3,001
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	424	(289)	315	(884)
Reclassification adjustments for loss on sale of an investment in a foreign entity recognized in Other income, net	—	36	3	32
	424	(253)	318	(852)
Pension and post-retirement benefit plans
Pension and post-retirement benefit plans adjustments during the period	(18)	26	1	57
Amortization of actuarial loss, prior service cost and transition obligation	104	227	208	454
	86	253	209	511
Tax expense	(29)	(91)	(69)	(183)
	57	162	140	328
Unrealized (loss) gain on available-for-sale securities
Unrealized holding (loss) gain arising during period	(44)	6	(12)	133
Reclassification adjustments for gain included in Other income, net	(6)	(27)	(30)	(54)
	(50)	(21)	(42)	79
Tax benefit (expense)	21	8	18	(30)
	(29)	(13)	(24)	49
Change in unrealized cash flow hedging
Unrealized cash flow hedging gain (loss) arising during period	102	(64)	22	(159)
Loss reclassified into Product sales	13	15	31	23
Gain reclassified into Other income, net	—	—	—	(2)
	115	(49)	53	(138)
Tax (expense) benefit	(29)	15	(17)	35
	86	(34)	36	(103)
Other comprehensive income (loss), net of tax	538	(138)	470	(578)
Comprehensive income	2,328	1,515	3,566	2,423
Comprehensive income attributable to noncontrolling interest	(110)	(88)	(196)	(149)
Comprehensive income attributable to common shareowners	$2,218	$1,427	$3,370	$2,274
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$4,962	$4,619
Accounts receivable, net	11,795	11,458
Inventories and contracts in progress, net	9,896	10,330
Future income tax benefits, current	1,996	1,964
Other assets, current	992	1,071
Total Current Assets	29,641	29,442
Customer financing assets	1,098	1,156
Future income tax benefits	1,273	1,236
Fixed assets	19,218	18,661
Less: Accumulated depreciation	(10,192)	(9,795)
Fixed assets, net	9,026	8,866
Goodwill	28,378	28,168
Intangible assets, net	15,715	15,521
Other assets	7,011	6,205
Total Assets	$92,142	$90,594
Liabilities and Equity
Short-term borrowings	$407	$388
Accounts payable	7,297	6,965
Accrued liabilities	14,798	15,335
Long-term debt currently due	1,828	112
Total Current Liabilities	24,330	22,800
Long-term debt	17,837	19,741
Future pension and postretirement benefit obligations	3,207	3,444
Other long-term liabilities	11,429	11,279
Total Liabilities	56,803	57,264
Commitments and contingent liabilities (Note 14)
Redeemable noncontrolling interest	146	111
Shareowners' Equity:
Common Stock	15,060	14,764
Treasury Stock	(21,094)	(20,431)
Retained earnings	42,343	40,539
Unearned ESOP shares	(121)	(126)
Accumulated other comprehensive loss	(2,403)	(2,880)
Total Shareowners' Equity	33,785	31,866
Noncontrolling interest	1,408	1,353
Total Equity	35,193	33,219
Total Liabilities and Equity	$92,142	$90,594
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Operating Activities of Continuing Operations:
Income from continuing operations	$3,096	$2,997
Adjustments to reconcile income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	935	883
Deferred income tax provision	36	10
Stock compensation cost	118	133
Change in:
Accounts receivable	(312)	(282)
Inventories and contracts in progress	(791)	(974)
Other current assets	(47)	68
Accounts payable and accrued liabilities	151	924
Global pension contributions	(144)	(51)
Other operating activities, net	35	(360)
Net cash flows provided by operating activities of continuing operations	3,077	3,348
Investing Activities of Continuing Operations:
Capital expenditures	(739)	(664)
Investments in businesses	(84)	(66)
Dispositions of businesses	156	1,299
Decrease (increase) in customer financing assets, net	73	(27)
Increase in collaboration intangible assets	(308)	(300)
Other investing activities, net	29	(134)
Net cash flows (used in) provided by investing activities of continuing operations	(873)	108
Financing Activities of Continuing Operations:
Repayment of long-term debt, net	(173)	(1,224)
Increase (decrease) in short-term borrowings, net	19	(302)
Proceeds from Common Stock issued under employee stock plans	113	222
Dividends paid on Common Stock	(1,026)	(930)
Repurchase of Common Stock	(670)	(670)
Other financing activities, net	(106)	(83)
Net cash flows used in financing activities of continuing operations	(1,843)	(2,987)
Discontinued Operations:
Net cash used in operating activities	—	(694)
Net cash provided by investing activities	—	351
Net cash flows used in discontinued operations	—	(343)
Effect of foreign exchange rate changes on cash and cash equivalents	(18)	(53)
Net increase in cash and cash equivalents	343	73
Cash and cash equivalents, beginning of year	4,619	4,836
Cash and cash equivalents, end of period	$4,962	$4,909

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at June 30, 2014 and for the quarters and six months ended June 30, 2014 and 2013 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2013 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2013 (2013 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the six months ended June 30, 2014, our cash investment in business acquisitions was $84 million, and consisted of a number of small acquisitions, primarily in our commercial businesses.
As a result of the 2012 transactions related to IAE International Aero Engines AG (IAE), Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, we have determined that IAE is a variable interest entity with Pratt & Whitney its primary beneficiary, and IAE has, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for IAE in our Condensed Consolidated Balance Sheet as of June 30, 2014 are as follows:

(Dollars in millions)
Current assets	$2,006
Noncurrent assets	1,157
Total assets	$3,163

Current liabilities	$2,121
Noncurrent liabilities	1,187
Total liabilities	$3,308
Goodwill. Changes in our goodwill balances for the six months ended June 30, 2014 were as follows:

(Dollars in millions)	Balance as of January 1, 2014	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of June 30, 2014
Otis	$1,741	$22	$20	$1,783
UTC Climate, Controls & Security	9,727	9	92	9,828
Pratt & Whitney	1,273	—	—	1,273
UTC Aerospace Systems	15,069	—	67	15,136
Sikorsky	353	—	—	353
Total Segments	28,163	31	179	28,373
Eliminations and other	5	—	—	5
Total	$28,168	$31	$179	$28,378

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2014		December 31, 2013
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,279	$(1,369)	$2,234	$(1,295)
Patents and trademarks	383	(190)	380	(181)
IAE collaboration	2,588	(10)	2,273	—
Customer relationships and other	12,232	(2,480)	12,049	(2,199)
	17,482	(4,049)	16,936	(3,675)
Unamortized:
Trademarks and other	2,282	—	2,260	—
Total	$19,764	$(4,049)	$19,196	$(3,675)
The customer relationships intangible assets include payments made to our customers to secure certain contractual rights. We amortize these intangible assets based on the underlying pattern of economic benefit, which may result in an amortization method other than straight-line. We classify amortization of such payments as a reduction of sales. The IAE collaboration intangible asset is amortized based upon the economic pattern of benefits as represented by the underlying cash flows. Prior to 2014, these cash flows were negative, and, accordingly, no amortization had previously been recorded. Amortization of intangible assets for the quarter and six months ended June 30, 2014 was $178 million and $357 million, respectively, compared with $176 million and $351 million for the same periods of 2013. The following is the expected amortization of intangible assets for the years 2014 through 2019, which reflects an increase in expected amortization expense due to the pattern of economic benefit on certain aerospace intangible assets.

(Dollars in millions)	Remaining 2014	2015	2016	2017	2018	2019
Amortization expense	$347	$679	$688	$706	$731	$703

Note 2: Discontinued Operations
In 2012, the UTC Board of Directors approved plans for the divestiture of a number of non-core businesses, which were completed with the sale of substantially all operations of Pratt & Whitney Rocketdyne (Rocketdyne) on June 14, 2013. Cash generated from these divestitures was used to repay debt incurred to finance the acquisition of Goodrich Corporation (Goodrich) in 2012. On February 12, 2013, we completed the disposition of UTC Power to ClearEdge Power. We have no continuing involvement with the UTC Power business post-disposition.
The following summarized financial information for our discontinued operations businesses was segregated from continuing operations and reported as Discontinued Operations in 2013. There was no discontinued operations activity in the six months ended June 30, 2014.

(Dollars in millions)	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Discontinued Operations:
Net sales	$146	$309
Income from operations	$43	$63
Income tax expense	(24)	(32)
Income from operations, net of income taxes	19	31
Loss on disposal	(25)	(40)
Income tax benefit	14	13
Net loss on discontinued operations	$8	$4

Note 3: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts; shares in millions)	2014	2013	2014	2013
Net income attributable to common shareowners:
Net income from continuing operations	$1,680	$1,552	$2,893	$2,822
Net income from discontinued operations	—	8	—	4
Net income attributable to common shareowners	$1,680	$1,560	$2,893	$2,826
Basic weighted average number of shares outstanding	900.1	901.1	900.3	901.0
Stock awards and equity units	14.6	13.0	14.5	12.8
Diluted weighted average number of shares outstanding	914.7	914.1	914.8	913.8
Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$1.87	$1.72	$3.21	$3.13
Net income from discontinued operations	—	0.01	—	0.01
Net income attributable to common shareowners	1.87	1.73	3.21	3.14
Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.84	$1.70	$3.16	$3.09
Net income from discontinued operations	—	0.01	—	0.01
Net income attributable to common shareowners	1.84	1.71	3.16	3.09
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the quarters and six months ended June 30, 2014 and 2013, there were no anti-dilutive stock awards excluded from the computation.
Note 4: Inventories and Contracts in Progress

(Dollars in millions)	June 30, 2014	December 31, 2013
Raw materials	$2,039	$1,983
Work-in-process	3,788	4,600
Finished goods	3,824	3,360
Contracts in progress	8,572	7,929
	18,223	17,872
Less:
Progress payments, secured by lien, on U.S. Government contracts	(507)	(279)
Billings on contracts in progress	(7,820)	(7,263)
	$9,896	$10,330
As of June 30, 2014 and December 31, 2013, inventory also includes capitalized contract development costs of $155 million and $159 million, respectively, primarily related to certain aerospace programs at UTC Aerospace Systems. These capitalized costs are liquidated as production units are delivered to the customer.
During the quarter ended June 30, 2014, Sikorsky and the Canadian Government signed amendments to their existing contracts for development, production and support of the CH-148 helicopter. These amendments include significant changes in program scope, governance and delivery methodology. Accordingly, in the quarter ended June 30, 2014, we recognized a change in estimate on this program resulting in the liquidation of approximately $1.3 billion of inventory, including all capitalized contract development costs related to this program. As of December 31, 2013, inventory included approximately $740 million of capitalized contract development costs related to this program.

Note 5: Borrowings and Lines of Credit

(Dollars in millions)	June 30, 2014	December 31, 2013
Commercial paper	$230	$200
Other borrowings	177	188
Total short-term borrowings	$407	$388
At June 30, 2014, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. As of June 30, 2014, there were no borrowings under either of these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2014, our maximum commercial paper borrowing limit was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock.
On April 1, 2014, we redeemed all remaining outstanding 2016 Goodrich 6.290% notes, representing approximately $188 million in aggregate principal, under our redemption notice issued on February 28, 2014.

Long-term debt consisted of the following:

(Dollars in millions)	June 30, 2014	December 31, 2013
LIBOR§ plus 0.500% floating rate notes due 2015	$500	$500
4.875% notes due 2015*	1,200	1,200
6.290% notes due 2016‡	—	188
5.375% notes due 2017*	1,000	1,000
1.800% notes due 2017*	1,500	1,500
6.800% notes due 2018‡	99	99
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	271	271
4.500% notes due 2020*	1,250	1,250
4.875% notes due 2020‡	171	171
8.750% notes due 2021	250	250
3.100% notes due 2022*	2,300	2,300
1.550% junior subordinated notes due 2022†	1,100	1,100
7.100% notes due 2027‡	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.800% notes due 2036‡	134	134
7.000% notes due 2038‡	159	159
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
4.500% notes due 2042*	3,500	3,500
Project financing obligations	141	86
Other (including capitalized leases)‡	352	394
Total principal long-term debt	19,468	19,643
Other (fair market value adjustments and discounts)‡	197	210
Total long-term debt	19,665	19,853
Less: current portion	1,828	112
Long-term debt, net of current portion	$17,837	$19,741

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

‡	Includes notes and remaining fair market value adjustments that were assumed as a part of the Goodrich acquisition on July 26, 2012.

§	The three-month LIBOR rate as of June 30, 2014 was approximately 0.2%.
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within a range of $165 million to $335 million of unrecognized tax benefits may occur within the next twelve months as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes. See Note 14, Contingent Liabilities, for discussion regarding uncertain tax positions which are not included in this range related to previously disclosed German tax litigation.
As previously disclosed, the French Tax Authority had assessed €237 million (approximately $323 million) related to the proposed disallowance of certain recurring deductions claimed in France for tax years 2008 through 2011, with which assessment the Company disagreed. Based on ongoing resolution discussions, the Company had accrued an amount it believed to be a potential settlement amount for the matter, including potential applicability to subsequent tax years. During the quarter ended June 30, 2014, the matter was settled in an amount consistent with the accrual.
UTC tax years 2006 through 2008 are currently before the Appeals Division of the Internal Revenue Service (IRS Appeals) for resolution of certain proposed adjustments with which UTC does not agree. Settlement of these years is expected to be achieved during 2014. Review of UTC tax years 2009 and 2010 by the Examination Division of the IRS was completed during the quarter ended June 30, 2014. Examination activity for UTC tax years 2011 and 2012 is expected to commence during the third quarter of 2014.
The Company is engaged in litigation with respect to an issue involving the proper timing of deductions taken by Goodrich Corporation in its tax years 2005 and 2006, prior to its acquisition by UTC. This is a recurring issue, and the IRS may continue to challenge it in subsequent tax years until the issue is resolved. Goodrich Corporation tax years 2007 through 2010 are currently before IRS Appeals for resolution discussions regarding certain proposed adjustments with which UTC does not agree, including the recurring timing issue described above. Both the 2005 - 2006 litigation and the 2007 - 2010 appeals proceedings, together with all final computations for open tax years through 2010, are expected to be resolved during 2014. Examination activity for Goodrich Corporation tax years 2011 and 2012, prior to its acquisition by UTC, is expected to commence during the third quarter of 2014.
During the quarter ended June 30, 2014, the Examination Division of the Connecticut Department of Revenue Services completed its examination of UTC's 2010 - 2012 tax years.
As a result of completed examination activity as described above, the Company recognized non-cash gains in the quarter ended June 30, 2014 of approximately $274 million, including a pre-tax interest adjustment of $21 million. As a result of the anticipated conclusion of tax examination, appeal and litigation activity and associated re-evaluation of tax related liabilities and contingencies, we currently expect to recognize additional net gains, primarily non-cash, in the range of $210 million to $230 million prior to the end of 2014, including pre-tax interest in the range of $90 million to $110 million.
During the quarter ended June 30, 2014, we reached an agreement with a state taxing authority for the monetization of tax credits. As a result of this agreement, we recorded a gain of approximately $220 million through Other income, net in the quarter ended June 30, 2014.
Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Defined benefit plans	$60	$22	$144	$51
Defined contribution plans	$80	$80	$170	$183

There were no contributions to our domestic defined benefit pension plans in the quarters and six months ended June 30, 2014 and 2013.
The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Service cost	$122	$142	$1	$1
Interest cost	380	343	10	9
Expected return on plan assets	(554)	(526)	—	—
Amortization	(2)	(9)	—	(3)
Recognized actuarial net loss (gain)	107	240	(1)	(1)
Net settlement and curtailment loss (gain)	6	(14)	—	—
Total net periodic benefit cost	$59	$176	$10	$6

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Service cost	$244	$286	$2	$2
Interest cost	760	686	20	19
Expected return on plan assets	(1,108)	(1,053)	—	—
Amortization	(4)	(18)	—	(6)
Recognized actuarial net loss (gain)	214	480	(2)	(2)
Net settlement and curtailment loss (gain)	6	(17)	—	—
Total net periodic benefit cost	$112	$364	$20	$13
Net settlement and curtailment gain for pension benefits includes curtailment gains of approximately $19 million and $24 million related to, and recorded in, discontinued operations for the quarter and six months ended June 30, 2013, respectively.
Note 8: Restructuring Costs
During the six months ended June 30, 2014, we recorded net pre-tax restructuring costs totaling $180 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$38
UTC Climate, Controls & Security	68
Pratt & Whitney	47
UTC Aerospace Systems	10
Sikorsky	17
Total	$180
Restructuring charges incurred during the six months ended June 30, 2014 primarily relate to actions initiated during 2014 and 2013, and were recorded as follows:

(Dollars in millions)
Cost of sales	$111
Selling, general and administrative	69
Total	$180
2014 Actions. During the six months ended June 30, 2014, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $151 million, including $83 million in cost of sales and $68 million in selling, general and administrative expenses.

We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2014. No specific plans for significant other actions have been finalized at this time. The following table summarizes the accrual balances and utilization by cost type for the 2014 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at April 1, 2014	$80	$—	$—	$80
Net pre-tax restructuring costs	58	—	3	61
Utilization and foreign exchange	(26)	—	(2)	(28)
Balance at June 30, 2014	$112	$—	$1	$113
The following table summarizes expected, incurred and remaining costs for the 2014 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2014	Costs Incurred Quarter Ended June 30, 2014	Remaining Costs at June 30, 2014
Otis	$71	$(18)	$(28)	$25
UTC Climate, Controls & Security	77	(16)	(21)	40
Pratt & Whitney	70	(37)	(10)	23
UTC Aerospace Systems	5	(3)	(2)	—
Sikorsky	16	(16)	—	—
Total	$239	$(90)	$(61)	$88
2013 Actions. During the six months ended June 30, 2014, we recorded net pre-tax restructuring costs totaling $33 million for restructuring actions initiated in 2013, including $30 million in cost of sales and $3 million in selling, general and administrative expenses. The 2013 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. The following table summarizes the accrual balances and utilization by cost type for the 2013 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at April 1, 2014	$172	$—	$22	$194
Net pre-tax restructuring costs	(5)	—	6	1
Utilization and foreign exchange	(35)	—	(5)	(40)
Balance at June 30, 2014	$132	$—	$23	$155
The following table summarizes expected, incurred and remaining costs for the 2013 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred in 2013	Costs Incurred Quarter Ended March 31, 2014	Costs Incurred Quarter Ended June 30, 2014	Remaining Costs at June 30, 2014
Otis	$69	$(69)	$(1)	$2	$1
UTC Climate, Controls & Security	119	(89)	(24)	(2)	4
Pratt & Whitney	163	(154)	(6)	1	4
UTC Aerospace Systems	91	(71)	(1)	(3)	16
Sikorsky	37	(38)	—	1	—
Total	$479	$(421)	$(32)	$(1)	$25
2012 Actions. As of June 30, 2014, we have approximately $67 million of accrual balances remaining related to 2012 actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $12.7 billion and $12.3 billion at June 30, 2014 and December 31, 2013, respectively.
The following table summarizes the fair value of derivative instruments as of June 30, 2014 and December 31, 2013 which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments	$66	$59	$62	$103
Derivatives not designated as hedging instruments	66	31	56	54
The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Gain (loss) recorded in Accumulated other comprehensive loss	$102	$(64)	$22	$(159)
Loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$13	$15	$31	$23
Assuming current market conditions continue, a $31 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2014, all derivative contracts accounted for as cash flow hedges will mature by June 2016.
The effect on the Condensed Consolidated Statement of Operations of foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
(Loss) gain recognized in Other income, net	$(14)	$(9)	$12	$23
Note 10: Fair Value Measurements
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

The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013:

June 30, 2014 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$921	$921	$—	$—
Derivative assets	132	—	132	—
Derivative liabilities	(118)	—	(118)	—
Nonrecurring fair value measurements:
Business dispositions	44	—	44	—

December 31, 2013 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$988	$988	$—	$—
Derivative assets	90	—	90	—
Derivative liabilities	(157)	—	(157)	—
Nonrecurring fair value measurements:
Business dispositions	66	—	66	—
We have recorded charges of approximately $85 million, including a $60 million charge during the six months ended June 30, 2014, to adjust the fair value of a Pratt & Whitney joint venture investment. During the six months ended June 30, 2014, we also recorded a charge of approximately $28 million to adjust the fair value of a Sikorsky joint venture investment.
During the six months ended June 30, 2013, we recorded an approximately $38 million net gain from UTC Climate, Controls & Security's ongoing portfolio transformation, primarily due to a gain on the sale of a business in Hong Kong. In addition, during that six-month period we recorded a gain of approximately $193 million from the sale of the Pratt & Whitney Power Systems business.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of June 30, 2014, there were no significant transfers in and out of Level 1 and Level 2.
As of June 30, 2014, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$966	$911	$655	$586
Customer financing notes receivable	288	281	394	366
Short-term borrowings	(407)	(407)	(388)	(388)
Long-term debt (excluding capitalized leases)	(19,627)	(22,012)	(19,807)	(21,525)
Long-term liabilities	(297)	(295)	(283)	(253)

The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of June 30, 2014:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$911	$—	$911	$—
Customer financing notes receivable	281	—	281	—
Short-term borrowings	(407)	—	(230)	(177)
Long-term debt (excluding capitalized leases)	(22,012)	—	(21,676)	(336)
Long-term liabilities	(295)	—	(295)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $11.4 billion and $11.3 billion as of June 30, 2014 and December 31, 2013, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of these commitments is not readily determinable.
Note 11: Long-Term Financing Receivables
Our long-term financing receivables primarily represent balances related to our aerospace businesses, such as long-term trade accounts receivable, leases receivable, and notes receivable. We also have other long-term receivables related to our commercial businesses; however, both the individual and aggregate amounts of those other receivables are not significant.
Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as Other assets in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as Customer financing assets in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business-related long-term receivables as of June 30, 2014 and December 31, 2013.

(Dollars in millions)	June 30, 2014	December 31, 2013
Long-term trade accounts receivable	$986	$714
Notes and leases receivable	457	583
Total long-term receivables	$1,443	$1,297
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations, to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 7% and 9% of the total long-term receivables reflected in the table above were considered to bear high credit risk as of June 30, 2014 and December 31, 2013, respectively.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $16 million and $49 million as of June 30, 2014 and December 31, 2013, respectively, are individually evaluated for impairment. At both June 30, 2014 and December 31, 2013, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.

Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters and six months ended June 30, 2014 and 2013 is provided below:

	Quarter Ended June 30,
	2014			2013
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$32,317	$1,378	$33,695	$26,194	$1,369	$27,563
Comprehensive income for the period:
Net income	1,680	110	1,790	1,560	93	1,653
Total other comprehensive income (loss)	538	—	538	(133)	(5)	(138)
Total comprehensive income for the period	2,218	110	2,328	1,427	88	1,515
Common Stock issued under employee plans	125		125	201		201
Common Stock repurchased	(335)		(335)	(335)		(335)
Dividends on Common Stock	(512)		(512)	(465)		(465)
Dividends on ESOP Common Stock	(18)		(18)	(17)		(17)
Dividends attributable to noncontrolling interest		(44)	(44)		(71)	(71)
Purchase of subsidiary shares from noncontrolling interest	(10)	(33)	(43)	(18)	(1)	(19)
Sale of subsidiary shares in noncontrolling interest	—	3	3	—	5	5
Disposition of noncontrolling interest		3	3		(5)	(5)
Redeemable noncontrolling interest in subsidiaries' earnings		(1)	(1)		(2)	(2)
Redeemable noncontrolling interest in total other comprehensive (loss) income		(2)	(2)		2	2
Redeemable noncontrolling interest reclassification to noncontrolling interest		(6)	(6)		(3)	(3)
Equity, end of period	$33,785	$1,408	$35,193	$26,987	$1,382	$28,369

	Six Months Ended June 30,
	2014			2013
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$31,866	$1,353	$33,219	$25,914	$1,155	$27,069
Comprehensive income for the period:
Net income	2,893	203	3,096	2,826	175	3,001
Total other comprehensive income (loss)	477	(7)	470	(552)	(26)	(578)
Total comprehensive income for the period	3,370	196	3,566	2,274	149	2,423
Common Stock issued under employee plans	290		290	452		452
Common Stock repurchased	(670)		(670)	(670)		(670)
Dividends on Common Stock	(1,026)		(1,026)	(930)		(930)
Dividends on ESOP Common Stock	(36)		(36)	(34)		(34)
Dividends attributable to noncontrolling interest		(100)	(100)		(127)	(127)
Purchase of subsidiary shares from noncontrolling interest	(13)	(33)	(46)	(19)	(10)	(29)
Sale of subsidiary shares in noncontrolling interest	4	27	31	—	242	242
Disposition of noncontrolling interest		3	3		(5)	(5)
Redeemable noncontrolling interest in subsidiaries' earnings		(7)	(7)		(2)	(2)
Redeemable noncontrolling interest in total other comprehensive income		—	—		6	6
Redeemable noncontrolling interest reclassification to noncontrolling interest		(31)	(31)		(26)	(26)
Equity, end of period	$33,785	$1,408	$35,193	$26,987	$1,382	$28,369
A summary of the changes in each component of accumulated other comprehensive income (loss), net of tax for the quarters and six months ended June 30, 2014 and 2013 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2014
Balance at March 31, 2014	$71	$(3,184)	$301	$(129)	$(2,941)
Other comprehensive income (loss) before reclassifications, net	424	(12)	(28)	80	464
Amounts reclassified, pretax	—	104	(6)	13	111
Tax (benefit) expense reclassified	—	(35)	5	(7)	(37)
Balance at June 30, 2014	$495	$(3,127)	$272	$(43)	$(2,403)

Six Months Ended June 30, 2014
Balance at December 31, 2013	$170	$(3,267)	$296	$(79)	$(2,880)
Other comprehensive income (loss) before reclassifications, net	322	1	(6)	15	332
Amounts reclassified, pretax	3	208	(30)	31	212
Tax (benefit) expense reclassified	—	(69)	12	(10)	(67)
Balance at June 30, 2014	$495	$(3,127)	$272	$(43)	$(2,403)

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2013
Balance at March 31, 2013	$76	$(6,084)	$207	$(66)	$(5,867)
Other comprehensive (loss) income before reclassifications, net	(212)	18	3	(46)	(237)
Amounts reclassified, pretax	(36)	227	(27)	15	179
Tax (benefit) expense reclassified	—	(83)	11	(3)	(75)
Balance at June 30, 2013	$(172)	$(5,922)	$194	$(100)	$(6,000)

Six Months Ended June 30, 2013
Balance at December 31, 2012	$654	$(6,250)	$145	$3	$(5,448)
Other comprehensive (loss) income before reclassifications, net	(794)	38	82	(120)	(794)
Amounts reclassified, pretax	(32)	454	(54)	21	389
Tax (benefit) expense reclassified	—	(164)	21	(4)	(147)
Balance at June 30, 2013	$(172)	$(5,922)	$194	$(100)	$(6,000)
Amounts reclassified related to our defined benefit pension and postretirement plans include amortization of prior service costs and transition obligations, and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented (see Note 7 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters and six months ended June 30, 2014 and 2013 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Redeemable noncontrolling interest, beginning of period	$137	$255	$111	$238
Net income	1	1	7	2
Foreign currency translation, net	2	(2)	—	(6)
Dividends attributable to noncontrolling interest	—	—	(3)	(3)
Disposition of noncontrolling interest	—	(82)	—	(82)
Redeemable noncontrolling interest reclassification to noncontrolling interest	6	2	31	25
Redeemable noncontrolling interest, end of period	$146	$174	$146	$174
Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the pro-forma effect on Net income attributable to common shareowners had they been recorded through net income for the quarters and six months ended June 30, 2014 and 2013 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net income attributable to common shareowners	$1,680	$1,560	$2,893	$2,826
Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	—	—	4	—
Decrease in common stock for purchase of subsidiary shares	(10)	(18)	(13)	(19)
Net income attributable to common shareowners after transfers to noncontrolling interests	$1,670	$1,542	$2,884	$2,807
Note 13: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. Following the sale of substantially all of Rocketdyne on June 14, 2013, certain guarantees of Rocketdyne's performance under then existing contracts remained in place, which resulted in an increase in our performance guarantees of approximately $90 million, with no associated significant carrying amount of a liability, as of June 30, 2014. There have been no other material changes to guarantees outstanding since December 31, 2013.
The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2014 and 2013 are as follows:

(Dollars in millions)	2014	2013
Balance as of January 1	$1,360	$1,332
Warranties and performance guarantees issued	121	159
Settlements made	(168)	(132)
Other	(9)	—
Balance as of June 30	$1,304	$1,359
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
Cost Accounting Standards Claims
As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges that it made to Sikorsky since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky's liability was approximately $98 million (including interest through June 30, 2014). We believed this claim was without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter concluded in January 2013 and on March 22, 2013, the U.S. Court of Federal Claims issued a written decision in favor of Sikorsky determining that the DOD had failed to prove its claims because Sikorsky's calculation of material overhead complied with the cost accounting standards. The DOD has appealed this decision.
By letter dated December 24, 2013, a Divisional Administrative Contracting Officer of the United States Defense Contract Management Agency asserted a claim and demand for payment of $210,968,414 against Pratt & Whitney. The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. We believe this claim is without merit. On March 18, 2014, Pratt & Whitney filed an appeal to the Armed Services Board of Contract Appeals.

German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings and tax litigation with the German Tax Office, which concern €203 million (approximately $277 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In 2008 the German Federal Tax Court (FTC) denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the FTC on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration of certain related issues. In May 2010, the FTC released its decision, in which it resolved certain tax issues that may be relevant to our suit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the other taxpayer and the government appealed the findings to the FTC. On July 2, 2014, the FTC conducted a hearing in the aforementioned case involving the other taxpayer and a decision is expected later this year. After consideration of the ECJ decision, the May 2010 FTC decision and the lower court decision, we believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued for this matter. We intend to litigate vigorously the matter to conclusion.
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
Results for the quarters ended June 30, 2014 and 2013 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Otis	$3,365	$3,138	$693	$650	20.6%	20.7%
UTC Climate, Controls & Security	4,429	4,543	815	752	18.4%	16.6%
Pratt & Whitney	3,592	3,624	432	567	12.0%	15.6%
UTC Aerospace Systems	3,636	3,321	602	499	16.6%	15.0%
Sikorsky	2,384	1,566	(317)	156	(13.3)%	10.0%
Total segments	17,406	16,192	2,225	2,624	12.8%	16.2%
Eliminations and other	(215)	(186)	249	4
General corporate expenses	—	—	(119)	(121)
Consolidated	$17,191	$16,006	$2,355	$2,507	13.7%	15.7%

Results for the six months ended June 30, 2014 and 2013 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Otis	$6,320	$5,952	$1,263	$1,225	20.0%	20.6%
UTC Climate, Controls & Security	8,280	8,380	1,352	1,272	16.3%	15.2%
Pratt & Whitney	6,921	7,026	820	973	11.8%	13.8%
UTC Aerospace Systems	7,086	6,584	1,192	1,000	16.8%	15.2%
Sikorsky	3,745	2,815	(231)	246	(6.2)%	8.7%
Total segments	32,352	30,757	4,396	4,716	13.6%	15.3%
Eliminations and other	(416)	(352)	288	25
General corporate expenses	—	—	(231)	(228)
Consolidated	$31,936	$30,405	$4,453	$4,513	13.9%	14.8%
See Note 8 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.
During the quarter ended June 30, 2014, Sikorsky and the Canadian Government signed amendments to their existing contracts for development, production and support of the CH-148 helicopter. These amendments include significant changes in program scope, governance and delivery methodology. Accordingly, in the quarter ended June 30, 2014, we recognized a change in estimate on this program resulting in the recognition of approximately $830 million of sales and $1,268 million of cost of sales.
Note 16: Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU relates to discontinued operations reporting for disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. This ASU is not expected to have an impact on our financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this ASU.
In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures." This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase financing arrangements with the accounting for other typical repurchase agreements. Under this ASU, these transactions will be accounted for as secured borrowings. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. This ASU is not expected to have a significant impact on our financial statements or disclosures.
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact of this ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and six months ended June 30, 2014 and 2013, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 25, 2014, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of June 30, 2014 and the related condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2014 and 2013. This interim financial information is the responsibility of the Corporation's management.
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
July 25, 2014

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations are classified into five principal business segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, UTC Aerospace Systems and Sikorsky. Otis and UTC Climate, Controls & Security are referred to as the "commercial businesses," while Pratt & Whitney, UTC Aerospace Systems and Sikorsky are collectively referred to as the "aerospace businesses." On September 23, 2013, we announced the formation of UTC Building and Industrial Systems, a new organizational structure consisting of Otis and UTC Climate, Controls & Security. This new organizational structure is expected to enhance our ability to deliver more integrated solutions to our customers and accelerate innovation in smart building technologies and sustainable designs. Otis and UTC Climate, Controls & Security each continue to report their financial and operational results as separate segments, which is consistent with how we allocate resources and measure the financial performance of these businesses.
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The current status of significant factors affecting our business environment in 2014 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report, which is incorporated by reference in our 2013 Form 10-K.
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
Growth in emerging markets continues to be led by China, where our sales for the quarter ended June 30, 2014 grew 11% over the same quarter of the prior year. Growth in China, along with U.S. economic expansion, is expected to drive global growth throughout 2014. Consumer confidence in the U.S. reached a six-year high in June 2014, while consumer confidence and commercial construction in the U.S. remain strong. During the first six months of 2014, organic sales in Europe grew 3%. Despite elevated political tensions in Eastern Europe and the Middle East, Europe continues a slow economic recovery which we expect will accelerate modestly in the second half of the year.
U.S. Government deficit reduction measures continue to pressure U.S. Department of Defense spending and adversely affect our military businesses. Total sales to the U.S. Government were $2.2 billion and $2.4 billion, or 13% and 15% of total UTC sales in the quarters ended June 30, 2014 and 2013, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has, and is expected to contribute positively to our results in 2014.
Disposition Activity
As previously disclosed, we disposed of a number of businesses in 2013. On February 12, 2013, we completed the disposition of UTC Power to ClearEdge Power, and on June 14, 2013, we completed the sale of substantially all operations of Pratt & Whitney Rocketdyne (Rocketdyne) to GenCorp Inc. The results from these businesses were reclassified to Discontinued Operations in our Condensed Consolidated Statements of Operations and Cash Flows. On May 17, 2013, we completed the sale of the Pratt & Whitney Power Systems business to Mitsubishi Heavy Industries (MHI) and entered into a long-term engineering and manufacturing agreement with MHI. Pratt & Whitney Power Systems was not reclassified to Discontinued Operations due to our level of continuing involvement in the business post-sale.
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

Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the six months ended June 30, 2014, our cash investment in business acquisitions was approximately $84 million and consisted of a number of small acquisitions primarily in our commercial businesses. We expect cash investment in businesses to be less than $1 billion in 2014. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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
Commercial airline financial distress and consolidation, global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2014. See Part I, Item 1A, "Risk Factors" in our 2013 Form 10-K for further discussion.
As previously reported, Sikorsky is developing the CH-148 derivative of the H-92 helicopter (the "Cyclone"), a military variant of the S-92 helicopter, for the Canadian Government. The Cyclone is being developed under a fixed-price acquisition contract (the "Acquisition Contract") that provides for a program to develop and produce 28 helicopters, and a related contract to provide in-service support (collectively, the "Arrangements"). Delivery of the final configuration aircraft, which was scheduled to begin in 2012, has not occurred due to a number of disputes between the Canadian Government and Sikorsky related to contractual requirements and contract performance.
On June 18, 2014, Sikorsky and the Canadian Government signed amendments to the Arrangements (the "Amended Arrangements"). The Amended Arrangements finalize the scope of the aircraft, change the governance of the program, and establish a phased approach to the delivery of interim and final configuration helicopters starting in 2015. The Amended Arrangements also extend the in-service support contract through approximately 2038. The contract value of the Amended Arrangements is estimated to be approximately $6.4 billion.
Prior to the amendments, sales and losses under the Acquisition Contract were recognized using an output-based method, consistent with the practices and policies the Company applies to other comparable production contracts. In light of the significant changes in program scope, governance and delivery, we have re-assessed the method we utilize in estimating the extent of progress under the Acquisition Contract. The Acquisition Contract, as amended, now reflects the significant developmental nature of the contract that has evolved over time. Under the Company's practices and policies, contracts that are comparable to the Amended Arrangements are accounted for utilizing a cost-to-cost percentage of completion method, as this best reflects the efforts expended and more appropriately aligns the sales and loss recognition with these efforts. Employing the cost-to-cost percentage of completion method, we recorded a cumulative adjustment to reflect the percentage of completion under the Amended Arrangements in the second quarter of 2014 as a change in estimate. This adjustment along with changes in the in-service support contract have resulted in the recognition in the second quarter of 2014 of $830 million in sales and $438 million in losses. Remaining losses under the Amended Arrangements of approximately $300 million will be recognized as the costs are incurred. These losses will be partially offset by the in-service support aftermarket contract with the expectation of generating positive annual margin beginning in 2018.

CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2013 Annual Report, incorporated by reference in our 2013 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2014.

RESULTS OF OPERATIONS
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net Sales	$17,191	$16,006	$31,936	$30,405
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and six months ended June 30, 2014 are as follows:

	Quarter Ended June 30, 2014	Six Months Ended June 30, 2014
Organic change	3%	4%
Foreign currency translation	—	—
Acquisitions and divestitures, net	(1)%	(1)%
Other	5%	2%
Total % Change	7%	5%
During the quarter ended June 30, 2014, organic sales growth at UTC Aerospace Systems (9%) and Otis (7%), was partially offset by organic sales contraction at UTC Climate, Controls, & Security (1%) and Sikorsky (1%). Organic sales growth at UTC Aerospace Systems was driven by higher commercial aerospace OEM and aftermarket sales volumes, while organic growth at Otis was primarily due to higher new equipment sales volume in the U.S. and China.
During the six months ended June 30, 2014, all five business segments experienced organic sales growth, led by UTC Aerospace Systems (7%), Otis (6%), and Sikorsky (4%). Organic sales growth at UTC Aerospace Systems was driven by higher commercial aerospace OEM and aftermarket sales volumes. Organic growth at Otis was primarily due to higher new equipment sales volume in the U.S. and China, while organic growth at Sikorsky was led by higher international military and commercial aircraft sales volumes. Organic sales growth was also driven by Pratt & Whitney (2%) and UTC Climate, Controls & Security (1%). See the Segment Review section of Management's Discussion and Analysis for further discussion of segment performance.
The sales decrease from net acquisitions and divestitures for the quarter and six months ended June 30, 2014 was primarily a result of the disposition of the Pratt & Whitney Power Systems business and portfolio transformation initiatives at UTC Climate, Controls & Security in 2013. The increase in "Other" in the quarter and six months ended June 30, 2014 is attributable to the cumulative adjustment to record sales of $830 million based upon the change in estimate arising out of the Amended Arrangements signed with the Canadian Government for the Cyclone helicopter program.
Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Cost of products sold	$10,182	$8,712	$18,263	$16,560
Percentage of product sales	78.2%	74.7%	77.0%	75.6%
Cost of services sold	$2,749	$2,840	$5,358	$5,457
Percentage of service sales	65.9%	65.4%	65.1%	64.3%
Total cost of products and services sold	$12,931	$11,552	$23,621	$22,017

The factors contributing to the percentage change year-over-year for the quarter and six months ended June 30, 2014 in total cost of products and services sold are as follows:

	Quarter Ended June 30, 2014	Six Months Ended June 30, 2014
Organic change	2%	3%
Foreign currency translation	—	—
Acquisitions and divestitures, net	(1)%	(2)%
Restructuring	—	—
Other	11%	6%
Total % Change	12%	7%
The organic increase in total cost of products and services sold in the quarter and six months ended June 30, 2014 was driven by the organic sales increase noted above, partially offset by the benefits of previous restructuring actions and lower commodity costs, particularly within UTC Climate, Controls & Security.
The decrease in "Acquisitions and divestitures, net" in the quarter and six months ended June 30, 2014 is attributable to the disposition of the Pratt & Whitney Power Systems business and portfolio transformation initiatives at UTC Climate, Controls & Security in 2013. The increase in "Other" in the quarter and six months ended June 30, 2014 is attributable to the cumulative adjustment to record costs of $1,268 million based upon the change in estimate arising out of the Amended Arrangements signed with the Canadian Government for the Cyclone helicopter program.
Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Gross margin	$4,260	$4,454	$8,315	$8,388
Percentage of net sales	24.8%	27.8%	26.0%	27.6%
The 300 basis point decline in gross margin as a percentage of sales for the quarter ended June 30, 2014 is primarily due to the cumulative adjustment to record $830 million in sales and $1,268 million in cost of sales based upon the change in estimate arising out of the Amended Arrangements signed with the Canadian Government for the Cyclone helicopter program (390 basis points). This was partially offset by lower restructuring costs (40 basis points) and the benefits of previous restructuring actions and lower commodity costs and productivity gains at UTC Climate, Controls & Security (30 basis points).
The 160 basis point decline in gross margin as a percentage of sales for the six months ended June 30, 2014 is primarily due to the previously noted cumulative adjustment to record $830 million in sales and $1,268 million in cost of sales on the Cyclone helicopter program (210 basis points). This was partially offset by the benefits of previous restructuring actions and lower commodity costs and productivity gains at UTC Climate, Controls & Security (30 basis points).
Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Company-funded	$666	$631	$1,290	$1,241
Percentage of net sales	3.9%	3.9%	4.0%	4.1%
Customer-funded	$641	$550	$1,164	$1,093
Percentage of net sales	3.7%	3.4%	3.6%	3.6%
Research and development spending is subject to the variable nature of program development schedules, and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (6%) for the quarter ended June 30, 2014 is primarily related to higher research and development within the UTC Aerospace Systems segment related to several commercial aerospace programs. Customer-funded research and development increased (17%) primarily due to higher customer-funded spending at Pratt & Whitney on military (11%) and commercial (6%) programs.

The year-over-year increase in company-funded research and development (4%) for the six months ended June 30, 2014 is primarily related to higher research and development within the UTC Aerospace Systems segment related to several commercial aerospace programs. Customer-funded research and development increased (6%) primarily due to higher customer-funded spending at Pratt & Whitney on military (8%) and commercial (6%) programs, partially offset by lower customer-funded spending at UTC Aerospace Systems, primarily on U.S. military and space programs (3%) and within U.S. Government programs at Sikorsky (5%).
We expect company-funded research and development for the full year 2014 to remain consistent with 2013 levels.
Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Selling, general and administrative expenses	$1,623	$1,737	$3,219	$3,364
Percentage of net sales	9.4%	10.9%	10.1%	11.1%
Selling, general and administrative expenses declined 7% in the quarter ended June 30, 2014 due to lower restructuring costs (5%) and lower divestiture costs (1%). The benefit from savings from previous restructuring actions was partially offset by an increase in overhead expenses at Otis due primarily to continued investment in emerging markets. The 150 basis point year-over-year decrease as a percentage of sales reflects higher sales volume, lower restructuring costs and benefits from previous restructuring actions.
Selling, general and administrative expenses declined 4% in the six months ended June 30, 2014 due to lower restructuring costs (2%) and lower divestiture costs (1%). The benefit from savings from previous restructuring actions was partially offset by higher overhead expenses at Otis.
Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Other income, net	$384	$421	$647	$730
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year decrease in other income, net in the quarter ended June 30, 2014 (9%) is a result of a charge to adjust the fair value of a Pratt & Whitney joint venture (14%), an impairment loss on a Sikorsky joint venture investment (6%) and the absence of a gain on the sale of Pratt & Whitney Power Systems (46%) recognized in the second quarter of 2013. These factors were partially offset by a gain on an agreement with a state taxing authority for the monetization of tax credits (53%), a gain on the sale of a Pratt & Whitney product line (4%), and by normal recurring operational activity.
The year-over-year decrease in other income, net in the six months ended June 30, 2014 (11%) is a result of a charge to adjust the fair value of a Pratt & Whitney joint venture (8%); an impairment loss on a Sikorsky joint venture investment (4%); and the absence of: the gain on the sale of Pratt & Whitney Power Systems (26%) recognized in the second quarter of 2013, a gain on a settlement with an engine program partner (5%) recognized in the first quarter of 2013, and net gains related to the UTC Climate, Controls & Security portfolio transformation (5%). These factors were partially offset by a gain on an agreement with a state taxing authority for the monetization of tax credits (30%), higher licensing income (5%), a gain on the sale of a Pratt & Whitney product line (2%), and other normal recurring operational activity.
Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Interest expense	$245	$272	$488	$527
Interest income	(39)	(55)	(57)	(74)
Interest expense, net	$206	$217	$431	$453
Average interest expense rate	4.3%	4.5%	4.3%	4.2%

The decrease in interest expense in the quarter and six months ended June 30, 2014 is a result of lower average debt balances as a result of debt repayments made since June 30, 2013. The decrease in interest income in the quarter and six months ended June 30, 2014 reflects the absence of $36 million of favorable pre-tax interest adjustments related to settlements of the company's tax years prior to 2006 as well as the conclusion of certain IRS examinations of the 2009 and 2010 tax years that were recorded during the second quarter of 2013, which were partially offset by $21 million of favorable pre-tax interest adjustments, primarily related to the conclusion of the IRS's examination of the Company's 2009 and 2010 tax years recorded during the quarter ended June 30, 2014.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Effective tax rate	16.7%	28.2%	23.0%	26.2%
The decrease in the effective tax rate for the quarter ended June 30, 2014, primarily reflects the favorable non-cash income tax impact of $253 million related to the conclusion of the IRS's examination of the Company's 2009 - 2010 tax years, as well as the conclusion of the State of Connecticut's examination of the Company's 2010 - 2012 tax years, both of which were recorded in the second quarter of 2014.
The decrease in the effective tax rate for the six months ended June 30, 2014 includes the items noted above, and is partially offset by the absence of the favorable tax impact of $95 million recorded in the first quarter of 2013, associated with the legislative corporate tax extenders enacted in January 2013, as part of the American Taxpayer Relief Act of 2012.
We estimate our full year annual effective income tax rate in 2014 to be approximately 30%, absent one-time adjustments. We anticipate some variability in the tax rate for the remainder of 2014.
Net Income Attributable to Common Shareowners from Continuing Operations

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Income from continuing operations attributable to common shareowners	$1,680	$1,552	$2,893	$2,822
Diluted earnings per share from continuing operations attributable to common shareowners	$1.84	$1.70	$3.16	$3.09
Net income attributable to common shareowners from continuing operations for the quarter ended June 30, 2014 includes restructuring charges, net of tax benefit, of $38 million as well as a net benefit from non-recurring items, net of tax expense of $37 million. The effect on diluted earnings per share for the quarter ended June 30, 2014 of restructuring charges was $0.04 per share, offset by a net $0.04 benefit from non-recurring items. The impact of foreign currency translation and hedging generated a favorable effect of $0.03 per diluted share on our operational performance in the quarter ended June 30, 2014.
Net income attributable to common shareowners from continuing operations for the six months ended June 30, 2014 includes restructuring charges, net of tax benefit, of $121 million as well as a net benefit from non-recurring items, net of tax expense of $37 million. The effect on diluted earnings per share for the six months ended June 30, 2014 of restructuring charges was $0.13 per share, offset by a net $0.04 benefit from non-recurring items. The impact of foreign currency translation and hedging generated a favorable effect of $0.03 per diluted share on our operational performance in the six months ended June 30, 2014.
Restructuring Costs

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Restructuring costs	$180	$240
Restructuring actions are an essential component of our operating margin improvement efforts and relate to both existing operations and those recently acquired. We expect to incur restructuring costs in 2014 of approximately $375 million, including trailing costs related to prior actions associated with our continuing cost reduction efforts and the integration of acquisitions. The expected adverse impact on earnings in 2014 from anticipated additional restructuring costs is expected to be offset by the beneficial impact from gains and other items that are outside the normal operating activities of the Company. Although no specific plans for significant other actions have been finalized at this time, we continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.
As described below, the charges incurred in the six months ended June 30, 2014 primarily relate to actions initiated during 2014 and 2013, while the charges incurred in the six months ended June 30, 2013 primarily relate to actions initiated during 2013 and 2012.
2014 Actions. During the six months ended June 30, 2014, we recorded net pre-tax restructuring charges of $151 million relating to ongoing cost reduction actions initiated in 2014. The charges include severance related to workforce reductions and asset write-downs and facility exit and lease termination costs related to the consolidation of field and manufacturing operations.
We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2014. Approximately 60% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2014, we had cash outflows of approximately $32 million related to the 2014 actions. We expect to incur additional restructuring and other charges of $88 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $180 million annually, of which, approximately $9 million was realized during the six months ended June 30, 2014.
2013 Actions. During the quarters and six months ended June 30, 2014 and 2013, we recorded net pre-tax restructuring charges of $33 million and $202 million, respectively, for actions initiated in 2013. The 2013 actions relate to ongoing cost reduction efforts, including severance related to workforce reductions and asset write-downs and facility exit and lease termination costs related to the consolidation of field and manufacturing operations.
We are targeting to complete in 2014 the majority of the remaining workforce and all facility related cost reduction actions initiated in 2013. Approximately 80% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2014, we had cash outflows of approximately $87 million related to the 2013 actions. We expect to incur additional restructuring charges of $25 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $425 million annually, of which, approximately $189 million was realized during the six months ended June 30, 2014.
For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2014 and 2013 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
Commercial Businesses
Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, and UTC Climate, Controls & Security also serves customers in the commercial and transport refrigeration industries. Sales in the commercial businesses are influenced by a number of external factors, including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, credit markets and other global and political factors. UTC Climate, Controls & Security's financial performance can also be influenced by production and utilization of transport equipment, and, in the case of its residential business, weather conditions. To ensure adequate supply of products in the distribution channel, UTC Climate, Controls & Security customarily offers its customers incentives to purchase products. The principal incentive program provides reimbursements to distributors for offering promotional pricing on UTC Climate, Controls & Security products. We account for incentive payments made as a reduction to sales.
Within the UTC Climate, Controls & Security segment, North American residential heating, ventilation, and air conditioning (HVAC) orders declined 2% in the quarter ended June 30, 2014 after increasing 19% in the first quarter of 2014 when distributors ordered ahead of the summer cooling season. Global commercial HVAC orders increased 3% with increases in Asia (4%), North America (3%) and Europe (2%). Within the Otis segment, new equipment orders increased 1% in the quarter ended June 30, 2014 with growth in North America (43%) and Europe (9%). New equipment orders in China were consistent with the prior year, after increasing 39% in the quarter ended June 30, 2013. Order growth rates in China are moderating to levels consistent with our expectations for the year.
Summary performance for each of the commercial businesses for the quarters ended June 30, 2014 and 2013 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Net Sales	$3,365	$3,138	7%	$4,429	$4,543	(3)%
Cost of Sales	2,248	2,102	7%	3,041	3,206	(5)%
	1,117	1,036	8%	1,388	1,337	4%
Operating Expenses and Other	424	386	10%	573	585	(2)%
Operating Profits	$693	$650	7%	$815	$752	8%
Operating Profit Margins	20.6%	20.7%		18.4%	16.6%
Summary performance for each of the commercial businesses for the six months ended June 30, 2014 and 2013 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Net Sales	$6,320	$5,952	6%	$8,280	$8,380	(1)%
Cost of Sales	4,256	3,974	7%	5,767	5,960	(3)%
	2,064	1,978	4%	2,513	2,420	4%
Operating Expenses and Other	801	753	6%	1,161	1,148	1%
Operating Profits	$1,263	$1,225	3%	$1,352	$1,272	6%
Operating Profit Margins	20.0%	20.6%		16.3%	15.2%
Otis –
Quarter Ended June 30, 2014 Compared with Quarter Ended June 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	7%	—	—	—	—
Cost of Sales	8%	(1)%	—	—	—
Operating Profits	4%	1%	—	3%	(1)%
Organic sales increased in the quarter (7%) due to higher new equipment sales primarily in China (3%), the Americas (3%) and the Middle East (1%).
The operational profit increase in the quarter (4%) was due to an increase in new equipment contribution (8%) partially offset by a decrease in service contribution (1%) due primarily to continued pricing pressures and higher overhead expenses (2%) due primarily to continued investment in emerging markets.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	(1)%	1%	—	—
Cost of Sales	8%	(1)%	—	—	—
Operating Profits	3%	—	—	1%	(1)%

Organic sales increased (6%) due to higher new equipment sales primarily in China (2%), the Americas (2%) and the Middle East (1%).
Operational profit increased (3%) due primarily to an increase in new equipment contribution (5%) partially offset by higher overhead expenses (2%) due primarily to continued investment in emerging markets, and continued pricing pressures.

UTC Climate, Controls & Security –
Quarter Ended June 30, 2014 Compared with Quarter Ended June 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	—	(2)%	—	—
Cost of Sales	(3)%	1%	(3)%	—	—
Operating Profits	8%	—	—	(1)%	1%
Organic sales decreased by 1% primarily driven by decreases in Americas and Asia (combined 1%) as a result of slower backlog conversion for commercial projects. The decrease in "Acquisitions and divestitures, net" (2%) reflects the year over year impact of divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security's ongoing portfolio transformation.
The 8% operational profit increase was driven largely by the benefits of restructuring actions and cost productivity (combined 5%), favorable commodity costs (2%) and higher equity income (2%) partially offset by the volume decreases noted above (1%).
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	—	(2)%	—	—
Cost of Sales	(1)%	—	(3)%	1%	—
Operating Profits	11%	—	—	(2)%	(3)%
Organic sales increased by 1% primarily reflecting growth in Americas (1%) driven by the U.S. residential HVAC business. The decrease in "Acquisitions and divestitures, net" (2%) reflects the year over year impact of divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security's ongoing portfolio transformation.
The 11% operational profit increase was driven largely by the benefits of restructuring actions and cost productivity (combined 4%), positive net volume, mix and price (combined 3%), favorable commodity costs (2%) and higher equity income (2%). The 3% decrease in "Other" primarily reflects net year-over-year impact from UTC Climate, Controls & Security's portfolio transformation.

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
Airline traffic, as measured by RPMs, grew over 6% in the first five months of 2014. We continue to benefit from a strong airline industry with airlines' profitability forecasted by third party analysts to be almost $18 billion in 2014. Commercial aerospace spares orders at UTC Aerospace Systems increased 28% in the second quarter of 2014 as compared to the same period of 2013 on higher provisioning orders. Spares orders within Pratt & Whitney's large commercial engine business declined 6% in the second quarter of 2014 after increasing 18% in the second quarter of the prior year. Lower U.S.

Government defense spending levels have constrained military sales growth, and we expect U.S. Government deficit reduction measures to continue to adversely affect our military aerospace businesses in 2014.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB ASC. Partially offsetting the unfavorable impact of the revision in estimate on the Cyclone helicopter program discussed above in the Business Overview, operating profit included significant net favorable changes in aerospace contract estimates of $9 million and $64 million in the quarter and six months ended June 30, 2014, respectively. Favorable contract adjustments recorded at Pratt & Whitney were offset by unfavorable adjustments at Sikorsky.
Summary performance for each of the aerospace businesses for the quarters ended June 30, 2014 and 2013 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Net Sales	$3,592	$3,624	(1)%	$3,636	$3,321	9%	$2,384	$1,566	52%
Cost of Sales	2,717	2,798	(3)%	2,585	2,362	9%	2,560	1,274	101%
	875	826	6%	1,051	959	10%	(176)	292	(160)%
Operating Expenses & Other	443	259	71%	449	460	(2)%	141	136	4%
Operating Profits	$432	$567	(24)%	$602	$499	21%	$(317)	$156	(303)%
Operating Profit Margins	12.0%	15.6%		16.6%	15.0%		(13.3)%	10.0%
Summary performance for each of the aerospace businesses for the six months ended June 30, 2014 and 2013 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Net Sales	$6,921	$7,026	(1)%	$7,086	$6,584	8%	$3,745	$2,815	33%
Cost of Sales	5,263	5,434	(3)%	5,049	4,694	8%	3,715	2,313	61%
	1,658	1,592	4%	2,037	1,890	8%	30	502	(94)%
Operating Expenses & Other	838	619	35%	845	890	(5)%	261	256	2%
Operating Profits	$820	$973	(16)%	$1,192	$1,000	19%	$(231)	$246	(194)%
Operating Profit Margins	11.8%	13.8%		16.8%	15.2%		(6.2)%	8.7%

Pratt & Whitney –
Quarter Ended June 30, 2014 Compared with Quarter Ended June 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	—	(1)%	—	—
Cost of Sales	(1)%	(1)%	(1)%	(1)%	1%
Operating Profits	2%	3%	(1)%	16%	(44)%
Organic sales remain unchanged during the second quarter of 2014 as higher commercial aftermarket sales (6%) were offset by lower military business (4%) and commercial engine sales (2%). The decrease in "Acquisitions and divestitures, net" (1%) reflects the divestiture of Pratt & Whitney Power Systems in the second quarter of 2013.
Pratt & Whitney's operating profit benefited from lower pension costs and restructuring savings across its businesses. The operating profit increase (2%) was due to the net volume increase (6%), mentioned above, and favorable contract performance (3%), partially offset by the absence of a benefit from a commercial contract closeout (7%) that was recorded in the second quarter of 2013. The decrease in "Acquisitions and divestitures, net" (1%) reflects the divestiture of Pratt & Whitney Power Systems in the second quarter of 2013. "Other" reflects a loss to adjust the fair value of a joint venture investment (11%), the impairment of assets related to a joint venture (4%), and the absence of the gain on the sale of Pratt & Whitney Power Systems (34%), partially offset by a gain on the sale of a product line (3%).

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	—	(3)%	—	—
Cost of Sales	1%	(1)%	(4)%	—	1%
Operating Profits	3%	3%	(2)%	5%	(25)%
* For Pratt & Whitney only, the transactional impact of foreign exchange hedging at Pratt & Whitney Canada has been netted against the translational foreign exchange impact for presentation purposes in the above tables. For all other segments, these foreign exchange transactional impacts are included within the organic/operational caption in their respective tables. Due to its potential significance to Pratt & Whitney's overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.
The organic sales increase (2%) primarily reflects higher commercial aftermarket sales (5%) offset by lower military sales (3%). The decrease in "Acquisitions and divestitures, net" (3%) reflects the divestiture of Pratt & Whitney Power Systems in the second quarter of 2013.
Pratt & Whitney's operating profit benefited from lower pension costs and restructuring savings across its businesses. The operating profit increase (3%) was due to the net volume increase (8%), mentioned above, and favorable contract performance (5%), partially offset by the absence of a settlement with an engine program partner (4%), and a commercial contract closeout (4%), each of which was recorded in the six months ended June 30, 2013, and a decline in contract termination benefits (2%). The decrease in "Acquisitions and divestitures, net" (2%) reflects the divestiture of Pratt & Whitney Power Systems in the second quarter of 2013. "Other" reflects a loss to adjust the fair value of a joint venture investment (6%), the impairment of assets related to a joint venture (2%), and the absence of the gain on the sale of Pratt & Whitney Power Systems (20%), partially offset by a gain on the sale of a product line (2%).

UTC Aerospace Systems –
Quarter Ended June 30, 2014 Compared with Quarter Ended June 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	9%	—	—	—	—
Cost of Sales	9%	—	—	—	—
Operating Profits	13%	2%	—	6%	—
The organic sales growth (9%) primarily reflects an increase in commercial aerospace OEM and commercial aftermarket sales volumes (7%) and the favorable sales impact of a customer contract settlement (2%), partially offset by lower military OEM and aftermarket volume (1%).
The increase in operational profit (13%) primarily reflects the profit contribution from the volume changes noted above (9%) and the favorable impact of a customer contract settlement (8%), partially offset by higher research and development costs (7%), and lower income from licensing agreements (5%). The remainder of the increase in operational profit is primarily due to lower selling, general and administrative expenses including lower pension expense.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	7%	1%	—	—	—
Cost of Sales	7%	1%	—	—	—
Operating Profits	15%	1%	—	3%	—
The organic sales growth (7%) primarily reflects an increase in commercial aerospace OEM and commercial aftermarket sales volumes (7%) and the favorable sales impact of a customer contract settlement (1%), partially offset by lower military OEM and aftermarket volume (1%).

The increase in operational profit (15%) primarily reflects the profit contribution from the volume changes noted above (9%) and the favorable impact of a customer contract settlement (4%), partially offset by higher research and development costs (5%). The remainder of the increase in operational profit is primarily due to lower selling, general and administrative expenses including lower pension expense.
Sikorsky –
Quarter Ended June 30, 2014 Compared with Quarter Ended June 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	—	—	—	53%
Cost of Sales	1%	—	—	—	100%
Operating Profits	(10)%	—	—	6%	(299)%
The organic sales decrease (1%) reflects lower sales volume to the U.S. Government (9%), lower volume on customer funded development programs (2%) and lower military and commercial aftermarket sales (2%). These decreases were partially offset by an increase in both international military sales volume (11%) and commercial aircraft sales volume (2%). "Other" reflects a cumulative adjustment to record $830 million in sales and $1,268 million in cost of sales based upon the change in estimate for the Amended Arrangements signed with the Canadian Government for the Cyclone Helicopter program.
Sikorsky's operating profit benefited from lower pension costs and restructuring savings across its businesses. The operational profit decrease (10%) was driven by lower profitability from U.S. Government contracts (22%) due to unfavorable contract performance, lower profits from customer funded development programs (16%) and lower commercial aftermarket profitability (8%). These decreases were partially offset by higher international military profitability (16%), lower research and development expense (6%), and higher profitability in commercial aircraft (3%) and military aftermarket (12%). "Other" reflects a cumulative adjustment to record losses of $438 million based upon the change in estimate for the Amended Arrangements signed with the Canadian Government for the Cyclone Helicopter program and an approximately $28 million charge for the impairment of a Sikorsky joint venture investment.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	—	—	—	29%
Cost of Sales	5%	—	—	1%	55%
Operating Profits	(3)%	—	—	(1)%	(190)%
The organic sales increase (4%) reflects higher international sales volume (9%), higher commercial sales (3%), and higher military aftermarket sales (1%). These increases were offset partially by lower sales volume to the U.S. Government (6%) and lower volume on customer funded development programs (3%). "Other" reflects a cumulative adjustment to record $830 million in sales and $1,268 million in cost of sales based upon the change in estimate for the Amended Arrangements signed with the Canadian Government for the Cyclone Helicopter program.
Sikorsky's operating profit benefited from lower pension costs and restructuring savings across its businesses. The operational profit decrease (3%) was driven by lower profitability from U.S. Government contracts (15%), lower profits from customer funded development programs (15%) and lower commercial aftermarket profitability (7%). These decreases were partially offset by higher profitability of international military (10%) and military aftermarket (17%) and lower research and development costs (8%). "Other" reflects a cumulative adjustment to record $438 million in losses based upon the change in estimate for the Amended Arrangements signed with the Canadian Government for the Cyclone Helicopter program and an approximately $28 million charge for the impairment of a Sikorsky joint venture investment.

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended June 30,		Quarter Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Eliminations and other	$(215)	$(186)	$249	$4
General corporate expenses	—	—	(119)	(121)

	Net Sales		Operating Profits
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Eliminations and other	$(416)	$(352)	$288	$25
General corporate expenses	—	—	(231)	(228)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year changes in sales for the quarter and six months ended June 30, 2014, as compared with the same periods of 2013, reflect an increase in the amount of inter-segment sales eliminations. The year-over-year increases in operating profit for the quarter and six months ended June 30, 2014, as compared with the same periods of 2013, reflect lower divestiture costs in 2014 and an approximately $220 million gain on an agreement with a state taxing authority for the monetization tax credits.
LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	June 30, 2014	December 31, 2013	June 30, 2013
Cash and cash equivalents	$4,962	$4,619	$4,909
Total debt	20,072	20,241	21,656
Net debt (total debt less cash and cash equivalents)	15,110	15,622	16,747
Total equity	35,193	33,219	28,369
Total capitalization (debt plus equity)	55,265	53,460	50,025
Net capitalization (debt plus equity less cash and cash equivalents)	50,303	48,841	45,116
Debt to total capitalization	36%	38%	43%
Net debt to net capitalization	30%	32%	37%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows of continuing operations, which, after netting out capital expenditures, we are targeting to be between 90% and 100% of net income attributable to common shareowners from continuing operations. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
The global economic outlook remains positive, with expected 2014 global GDP growth of approximately 2.5% to 3.0% led by the U.S. and China, with Europe, the United Kingdom and India strengthening, partially offset by some slowing in Japan, Brazil and Russia. In the U.S., consumer confidence and commercial construction have shown continued growth, while commercial construction in Europe has returned to modest growth and China has shown solid but slowing growth. Strengthening air traffic and airline profitability have offset continued weakness in defense spending. In light of these circumstances, we continue to assess our current business and closely monitor the impact on our customers and suppliers, and have determined that overall there was not a significant adverse impact on our financial position, results of operations or liquidity during the first six months of 2014.
Our domestic pension funds experienced a positive return on assets of 8.54% during the first six months of 2014.  Approximately 89% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (11%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the absence of prior pension investment losses, impact of a higher discount rate, and the positive returns experienced during 2013 are expected to result in decreased pension expense in 2014 of approximately $500 million as compared to 2013.

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
Tax payments related to discontinued operations, primarily the December 2012 sale of the legacy Hamilton Sundstrand Industrial businesses, were approximately $715 million for the six months ended June 30, 2013. We do not expect tax payments in 2014 related to these discontinued operations to be significant.
At June 30, 2014, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. As of June 30, 2014, there were no borrowings under either of these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2014, our maximum commercial paper borrowing authority was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of acquisitions and repurchases of our common stock.
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
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of June 30, 2014 and December 31, 2013, the amount of such restricted cash was approximately $61 million and $47 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Net cash flows provided by operating activities of continuing operations	$3,077	$3,348
Cash generated from operating activities of continuing operations in the six months ended June 30, 2014 was $271 million lower than the same period in 2013, while income from continuing operations, adjusted for noncash charges, was $162 million higher. During the six months ended June 30, 2014, the net increase in working capital resulted in a cash outflow of $999 million, an increase in cash outflow of $735 million over the six months ended June 30, 2013. The 2014 cash outflows for working capital were primarily driven by increases in inventory to support deliveries and other contractual commitments across the aerospace businesses, increases in accounts receivable within our commercial businesses attributable to seasonal maintenance billing cycles and higher new equipment volumes at Otis, and inventory and accounts receivable increases to support seasonal demand at UTC Climate, Controls & Security. These working capital increases were partially offset by increases in accounts payable and accrued liabilities, primarily related to the increase in inventory and increases in customer advances, primarily at Otis, offset by net liquidation of advance service billings at Pratt & Whitney.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the six months ended June 30, 2014 and 2013 were $144 million and $51 million, respectively. We expect to make total cash contributions of approximately $275 million to our global defined benefit pension plans in 2014. Our domestic pension plans are approximately 96% funded on a projected benefit obligation basis as of June 30, 2014, and we are not required to make additional contributions through the end of 2016. Contributions to our global defined benefit pension plans in 2014 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Net cash flows (used in) provided by investing activities of continuing operations	$(873)	$108
Cash flows used in investing activities of continuing operations for the six months ended June 30, 2014 primarily reflect capital expenditures of approximately $739 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $421 million. Cash flows provided by investing activities of continuing operations for the six months ended June 30, 2013 include net proceeds of approximately $1.3 billion from the disposition of certain businesses, including the sale of the legacy Goodrich pumps and engine controls business to Triumph Group, Inc. on March 18, 2013, the sale of the legacy Goodrich electric power systems business to Safran S.A. on March 26, 2013, and the sale of Pratt & Whitney Power Systems to Mitsubishi Heavy Industries on May 17, 2013, partially offset by capital expenditures of approximately $660 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $410 million.
During the six months ended June 30, 2014, we increased our collaboration intangible assets by approximately $308 million, including net payments of $151 million made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the six months ended June 30, 2014 primarily relate to investments in new programs at Pratt & Whitney and UTC Aerospace Systems, as well as continuing Goodrich integration activities at UTC Aerospace Systems. Investments in businesses in the six months ended June 30, 2014 included a number of small acquisitions, primarily in our commercial businesses. We expect total cash investments for acquisitions in 2014 to be less than $1 billion, including acquisitions completed during the six months ended June 30, 2014. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
Customer financing activities were a net source of cash of $73 million for the six months ended June 30, 2014 and a net use of cash of $27 million for the six months ended June 30, 2013. While we expect that 2014 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $11.4 billion at June 30, 2014 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.7 billion may be required to be disbursed during the remainder of 2014. We had commercial aerospace financing and other contractual commitments of approximately $11.3 billion at December 31, 2013.
Cash Flow - Financing Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Net cash flows used in financing activities of continuing operations	$(1,843)	$(2,987)

The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $230 million of outstanding commercial paper at June 30, 2014.
At June 30, 2014, management had authority to repurchase approximately 45.5 million shares under the share repurchase program announced on February 4, 2013. Under this program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. During the six months ended June 30, 2014, we repurchased approximately 5.8 million shares of our common stock for approximately $670 million. We expect 2014 full year share repurchases to be approximately $1.25 billion. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on Common Stock of $0.59 per share in the first quarter of 2014 totaling $514 million in the aggregate and $0.59 per share in the second quarter of 2014 totaling $513 million in the aggregate. On June 11, 2014, the Board of Directors declared, effective as of July 7, 2014, a dividend of $0.59 per share payable September 10, 2014 to shareowners of record at the close of business on August 15, 2014.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Cash Flow - Discontinued Operations

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Net cash flows used in discontinued operations	$—	$(343)
Cash flows used in discontinued operations for the six months ended June 30, 2013 primarily relate to the completed divestiture of the legacy Hamilton Sundstrand Industrial businesses in December 2012 and of Rocketdyne on June 14, 2013. In connection with the sale of the legacy Hamilton Sundstrand Industrial businesses, tax payments of approximately $715 million were made during the six months ended June 30, 2013. Net cash flows used in discontinued operations for the six months ended June 30, 2013 includes positive cash flows of approximately $400 million related to the sale of Rocketdyne, and cash flows from the operating activities of Rocketdyne and of UTC Power, through its date of disposition of February 12, 2013, as well as payments made in settlement of liabilities, transaction costs, and interim funding of UTC Power and of Clipper Windpower, which was divested in 2012. There were no discontinued operations in the six months ended June 30, 2014.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2013 Annual Report, incorporated by reference in our 2013 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of June 30, 2014, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as noted below.
During the first quarter of 2014, Sikorsky signed agreements with the Turkish government and certain Turkish aerospace contractors to provide manufacturing kits and licenses that will allow Turkey's aerospace industry to assemble 109 T-70 helicopters (Turkish variants of Sikorsky's S-70i International Black Hawk helicopter) for sale to and operation by various Turkish government entities. Under the program, the aircraft will be assembled in Turkey by Turkish Aerospace Industries, Inc. (TAI) and will include kit components supplied by Sikorsky and other companies. Sikorsky has a purchase commitment of $1.4 billion, which is expected to be fulfilled by the purchase of various Black Hawk parts, components, and services by Sikorsky over a thirty-year period from TAI and other Turkish companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2014. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2013 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Acting Controller and Assistant Controller, Financial Reporting ("Controller"), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the six months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "confident" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•
the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction and in both the commercial and defense segments of the aerospace industry, levels of air travel, financial condition of commercial airlines, the impact of weather conditions and natural disasters and the financial condition of our customers and suppliers;

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

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Consolidated Financial Statements" under the heading "Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the section titled "Risk Factors" in this Form 10-Q and in our 2013 Annual Report. This Form 10-Q also includes important information as to these factors in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole," and in the "Legal Proceedings" section. Additional important information as to these factors is included in our 2013 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters." The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

Export Violations
As previously disclosed, on June 28, 2012 the U.S. Attorney for the District of Connecticut filed a three-count criminal information alleging: (1) that in 2002-2003, UTC subsidiary Pratt & Whitney Canada, Inc. ("P&WC") caused Hamilton Sundstrand Corporation ("HSC") to export software modifications controlled under the Arms Export Control Act ("AECA") and International Traffic in Arms Regulations ("ITAR") to Canada and re-exported them to China without the required license; (2) that in 2006, P&WC, HSC and UTC made false statements in disclosures to the U.S. Department of State, Office of Defense Trade Controls Compliance ("DTCC") regarding these AECA and ITAR violations; and (3) that P&WC and HSC violated a separate provision of the AECA and ITAR by failing timely to notify DTCC of the unlicensed software shipments to China. P&WC pleaded guilty to violating the AECA and the ITAR and making false statements as alleged, and was sentenced to probation and to pay fines and forfeitures totaling $6.9 million. UTC, P&WC and HSC (the "UTC Entities") entered into a Deferred Prosecution Agreement ("DPA") regarding the remaining offenses charged with respect to each UTC Entity. The DPA had a two-year term, and provided that the UTC Entities: (1) pay an additional penalty of $13.8 million; (2) appoint, subject to U.S. Department of Justice approval, an independent monitor to oversee compliance with the DPA; (3) provide annual senior officer certifications that all known violations of the AECA and ITAR, Export Administration Regulations and sanctions regimes implemented under the International Emergency Economic Powers Act occurring after the execution date of the DPA have been reported by UTC, its subsidiaries, and its majority-owned or controlled affiliates to the appropriate official(s) of the U.S. Government; (4) cooperate with law enforcement in specified areas; and (5) implement specified compliance training initiatives. On July 9, 2014, the U.S. Attorney for the District of Connecticut, having determined that the UTC Entities were in full compliance with all of their obligations under the DPA, moved to dismiss with prejudice the remaining offenses charged with respect to each UTC Entity. On July 14, 2014, the United States District Court for the District of Connecticut granted this motion and the DPA is now concluded.
Potential Government Contract Claim
We have been informed by the U.S. Department of Justice ("DOJ") that it is contemplating filing a complaint in the United States District Court alleging that two Sikorsky subsidiaries violated the False Claims Act in connection with a 2006 contract with the United States Navy. The DOJ may seek damages of approximately $50 million, plus treble damages and statutory penalties, all totaling in excess of $170 million. We believe that we have substantial legal and factual defenses to the contemplated claim. Given the circumstances, we are currently unable to evaluate whether any loss is probable or reasonably estimate the range of any potential loss. The outcome of any such litigation could result in a material adverse effect on our results of operations in the period in which a liability would be recognized and on our cash flows for the period in which any damages would be paid.
See Note 14, Contingent Liabilities, for discussion regarding other legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2013 Form 10-K and Part II, Item 1, "Legal Proceedings," of our 2014 Form 10-Q (Q1).

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended June 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2014	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Maximum Number of Shares that may yet be Purchased Under the Program (000's)
April 1 - April 30	2,858	$117.23	2,858	45,455
May 1 - May 31	—	—	—	45,455
June 1 - June 30	—	—	—	45,455
Total	2,858	$117.23	2,858

We repurchase shares under a program announced on February 4, 2013, which authorized the repurchase of up to 60 million shares of our common stock. Under this current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. No shares were reacquired in transactions outside the program during the quarter ended June 30, 2014.

Item 3.	Defaults Upon Senior Securities
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20140630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20140630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20140630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20140630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20140630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20140630_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	July 25, 2014	by:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer and Principal Accounting Officer)

Dated:	July 25, 2014	by:	/s/ JOHN E. STANTIAL
John E. Stantial
Acting Controller and Assistant Controller, Financial Reporting

(on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20140630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20140630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20140630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20140630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20140630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20140630_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.