Form 10-Q
period 2014-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2014-10-24
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
At September 30, 2014 there were 911,658,325 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2014

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(Dollars in millions, except per share amounts)	2014	2013
Net Sales:
Product sales	$11,507	$11,243
Service sales	4,661	4,219
	16,168	15,462
Costs and Expenses:
Cost of products sold	8,444	8,316
Cost of services sold	3,022	2,704
Research and development	677	630
Selling, general and administrative	1,580	1,633
	13,723	13,283
Other income, net	301	187
Operating profit	2,746	2,366
Interest expense, net	186	226
Income from continuing operations before income taxes	2,560	2,140
Income tax expense	608	614
Net income from continuing operations	1,952	1,526
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	98	111
Income from continuing operations attributable to common shareowners	1,854	1,415
Discontinued operations (Note 2):
Gain on disposal	—	10
Income tax benefit	—	7
Income from discontinued operations attributable to common shareowners	—	17
Net income attributable to common shareowners	$1,854	$1,432
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$2.07	$1.57
Net income attributable to common shareowners	$2.07	$1.59
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$2.04	$1.55
Net income attributable to common shareowners	$2.04	$1.57
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2014	2013
Net Sales:
Product sales	$35,216	$33,159
Service sales	12,888	12,708
	48,104	45,867
Costs and Expenses:
Cost of products sold	26,707	24,876
Cost of services sold	8,380	8,161
Research and development	1,967	1,871
Selling, general and administrative	4,799	4,997
	41,853	39,905
Other income, net	948	917
Operating profit	7,199	6,879
Interest expense, net	617	679
Income from continuing operations before income taxes	6,582	6,200
Income tax expense	1,534	1,677
Net income from continuing operations	5,048	4,523
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	301	286
Income from continuing operations attributable to common shareowners	4,747	4,237
Discontinued operations (Note 2):
Income from operations	—	63
Loss on disposal	—	(30)
Income tax expense	—	(12)
Income from discontinued operations attributable to common shareowners	—	21
Net income attributable to common shareowners	$4,747	$4,258
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$5.28	$4.70
Net income attributable to common shareowners	$5.28	$4.73
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$5.20	$4.64
Net income attributable to common shareowners	$5.20	$4.66
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net income from continuing operations	$1,952	$1,526	$5,048	$4,523
Net income from discontinued operations	—	17	—	21
Net income	1,952	1,543	5,048	4,544
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	(744)	436	(429)	(448)
Reclassification adjustments for loss (gain) on sale of an investment in a foreign entity recognized in Other income, net	1	(1)	4	31
	(743)	435	(425)	(417)
Pension and post-retirement benefit plans
Pension and post-retirement benefit plans adjustments during the period	14	(18)	15	39
Amortization of actuarial loss, prior service cost and transition obligation	104	226	312	680
	118	208	327	719
Tax expense	(42)	(64)	(111)	(247)
	76	144	216	472
Unrealized (loss) gain on available-for-sale securities
Unrealized holding (loss) gain arising during period	(59)	93	(71)	226
Reclassification adjustments for gain included in Other income, net	—	(27)	(30)	(81)
	(59)	66	(101)	145
Tax benefit (expense)	22	(25)	40	(55)
	(37)	41	(61)	90
Change in unrealized cash flow hedging
Unrealized cash flow hedging (loss) gain arising during period	(142)	97	(120)	(62)
Loss (gain) reclassified into Product sales	24	(1)	55	22
Gain reclassified into Other income, net	—	—	—	(2)
	(118)	96	(65)	(42)
Tax benefit (expense)	29	(24)	12	11
	(89)	72	(53)	(31)
Other comprehensive (loss) income, net of tax	(793)	692	(323)	114
Comprehensive income	1,159	2,235	4,725	4,658
Comprehensive income attributable to noncontrolling interest	(71)	(128)	(267)	(277)
Comprehensive income attributable to common shareowners	$1,088	$2,107	$4,458	$4,381
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$5,035	$4,619
Accounts receivable, net	11,080	11,458
Inventories and contracts in progress, net	10,341	10,330
Future income tax benefits, current	1,989	1,964
Other assets, current	966	1,071
Total Current Assets	29,411	29,442
Customer financing assets	1,081	1,156
Future income tax benefits	1,223	1,236
Fixed assets	19,744	18,661
Less: Accumulated depreciation	(10,562)	(9,795)
Fixed assets, net	9,182	8,866
Goodwill	28,169	28,168
Intangible assets, net	15,684	15,521
Other assets	7,024	6,205
Total Assets	$91,774	$90,594
Liabilities and Equity
Short-term borrowings	$347	$388
Accounts payable	7,046	6,965
Accrued liabilities	14,721	15,335
Long-term debt currently due	1,794	112
Total Current Liabilities	23,908	22,800
Long-term debt	17,857	19,741
Future pension and postretirement benefit obligations	3,033	3,444
Other long-term liabilities	11,446	11,279
Total Liabilities	56,244	57,264
Commitments and contingent liabilities (Note 14)
Redeemable noncontrolling interest	141	111
Shareowners' Equity:
Common Stock	15,187	14,764
Treasury Stock	(21,519)	(20,431)
Retained earnings	43,668	40,539
Unearned ESOP shares	(118)	(126)
Accumulated other comprehensive loss	(3,169)	(2,880)
Total Shareowners' Equity	34,049	31,866
Noncontrolling interest	1,340	1,353
Total Equity	35,389	33,219
Total Liabilities and Equity	$91,774	$90,594
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Operating Activities of Continuing Operations:
Income from continuing operations	$5,048	$4,523
Adjustments to reconcile income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	1,418	1,335
Deferred income tax provision	118	13
Stock compensation cost	203	216
Change in:
Accounts receivable	159	(198)
Inventories and contracts in progress	(1,345)	(1,461)
Other current assets	(128)	118
Accounts payable and accrued liabilities	(82)	1,077
Global pension contributions	(204)	(72)
Other operating activities, net	(162)	(660)
Net cash flows provided by operating activities of continuing operations	5,025	4,891
Investing Activities of Continuing Operations:
Capital expenditures	(1,154)	(1,047)
Investments in businesses	(378)	(120)
Dispositions of businesses	244	1,465
Decrease (increase) in customer financing assets, net	72	(121)
Increase in collaboration intangible assets	(459)	(547)
Other investing activities, net	199	(229)
Net cash flows used in investing activities of continuing operations	(1,476)	(599)
Financing Activities of Continuing Operations:
Repayment of long-term debt, net	(222)	(1,795)
Decrease in short-term borrowings, net	(128)	(204)
Proceeds from Common Stock issued under employee stock plans	131	336
Dividends paid on Common Stock	(1,538)	(1,395)
Repurchase of Common Stock	(1,095)	(1,000)
Other financing activities, net	(222)	(168)
Net cash flows used in financing activities of continuing operations	(3,074)	(4,226)
Discontinued Operations:
Net cash used in operating activities	—	(603)
Net cash provided by investing activities	—	351
Net cash flows used in discontinued operations	—	(252)
Effect of foreign exchange rate changes on cash and cash equivalents	(59)	(29)
Net increase (decrease) in cash and cash equivalents	416	(215)
Cash and cash equivalents, beginning of year	4,619	4,836
Cash and cash equivalents, end of period	$5,035	$4,621

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at September 30, 2014 and for the quarters and nine months ended September 30, 2014 and 2013 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2013 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2013 (2013 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the nine months ended September 30, 2014, our investment in business acquisitions was $506 million, including debt assumed of $128 million, and consisted of the acquisition of the majority interest in a Pratt & Whitney joint venture and a number of small acquisitions, primarily in our commercial businesses.
As a result of the 2012 transactions related to IAE International Aero Engines AG (IAE), Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, we have determined that IAE is a variable interest entity with Pratt & Whitney its primary beneficiary, and IAE has, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for IAE in our Condensed Consolidated Balance Sheet as of September 30, 2014 are as follows:

(Dollars in millions)
Current assets	$1,855
Noncurrent assets	1,184
Total assets	$3,039

Current liabilities	$2,141
Noncurrent liabilities	1,209
Total liabilities	$3,350
Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2014 were as follows:

(Dollars in millions)	Balance as of January 1, 2014	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of September 30, 2014
Otis	$1,741	$21	$(48)	$1,714
UTC Climate, Controls & Security	9,727	11	(133)	9,605
Pratt & Whitney	1,273	209	—	1,482
UTC Aerospace Systems	15,069	—	(55)	15,014
Sikorsky	353	—	(4)	349
Total Segments	28,163	241	(240)	28,164
Eliminations and other	5	—	—	5
Total	$28,168	$241	$(240)	$28,169

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2014		December 31, 2013
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,183	$(1,334)	$2,234	$(1,295)
Patents and trademarks	376	(192)	380	(181)
IAE collaboration	2,738	(15)	2,273	—
Customer relationships and other	12,260	(2,556)	12,049	(2,199)
	17,557	(4,097)	16,936	(3,675)
Unamortized:
Trademarks and other	2,224	—	2,260	—
Total	$19,781	$(4,097)	$19,196	$(3,675)
Customer relationship intangible assets include payments made to our customers to secure certain contractual rights. We amortize these intangible assets based on the underlying pattern of economic benefit, which may result in an amortization method other than straight-line. We classify amortization of such payments as a reduction of sales. The IAE collaboration intangible asset is amortized based upon the economic pattern of benefits as represented by the underlying cash flows. Prior to 2014, these cash flows were negative, and, accordingly, no amortization had previously been recorded. Amortization of intangible assets for the quarter and nine months ended September 30, 2014 was $182 million and $540 million, respectively, compared with $180 million and $531 million for the same periods of 2013. The following is the expected amortization of intangible assets for the years 2014 through 2019, which reflects an increase in expected amortization expense due to the pattern of economic benefit on certain aerospace intangible assets.

(Dollars in millions)	Remaining 2014	2015	2016	2017	2018	2019
Amortization expense	$162	$669	$677	$751	$819	$810
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
The following summarized financial information for our discontinued operations businesses was segregated from continuing operations and reported as Discontinued Operations in 2013. There was no discontinued operations activity in the nine months ended September 30, 2014.

(Dollars in millions)	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Discontinued Operations:
Net sales	$—	$309
Income from operations	$—	$63
Income tax expense	—	(32)
Income from operations, net of income taxes	—	31
Gain (loss) on disposal	10	(30)
Income tax benefit	7	20
Income from discontinued operations	$17	$21

Note 3: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts; shares in millions)	2014	2013	2014	2013
Net income attributable to common shareowners:
Net income from continuing operations	$1,854	$1,415	$4,747	$4,237
Net income from discontinued operations	—	17	—	21
Net income attributable to common shareowners	$1,854	$1,432	$4,747	$4,258
Basic weighted average number of shares outstanding	897.7	900.8	899.3	900.9
Stock awards and equity units	12.5	14.7	13.8	13.2
Diluted weighted average number of shares outstanding	910.2	915.5	913.1	914.1
Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$2.07	$1.57	$5.28	$4.70
Net income from discontinued operations	—	0.02	—	0.02
Net income attributable to common shareowners	2.07	1.59	5.28	4.73
Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$2.04	$1.55	$5.20	$4.64
Net income from discontinued operations	—	0.02	—	0.02
Net income attributable to common shareowners	2.04	1.57	5.20	4.66
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the quarter ended September 30, 2014, the number of stock awards excluded from the computation was approximately 3.6 million. For the nine months ended September 30, 2014, there were no anti-dilutive stock awards excluded from the computation. There were no anti-dilutive stock awards excluded from the computation for the quarter and nine months ended September 30, 2013.
Note 4: Inventories and Contracts in Progress

(Dollars in millions)	September 30, 2014	December 31, 2013
Raw materials	$2,073	$1,983
Work-in-process	3,945	4,600
Finished goods	3,957	3,360
Contracts in progress	8,756	7,929
	18,731	17,872
Less:
Progress payments, secured by lien, on U.S. Government contracts	(440)	(279)
Billings on contracts in progress	(7,950)	(7,263)
	$10,341	$10,330
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
Inventory also includes capitalized contract development costs related to certain aerospace programs at UTC Aerospace Systems. As of September 30, 2014 and December 31, 2013, these capitalized costs were $149 million and $159 million, respectively, which will be liquidated as production units are delivered to the customer.

Note 5: Borrowings and Lines of Credit

(Dollars in millions)	September 30, 2014	December 31, 2013
Commercial paper	$135	$200
Other borrowings	212	188
Total short-term borrowings	$347	$388
At September 30, 2014, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. As of September 30, 2014, there were no borrowings under either of these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2014, our maximum commercial paper borrowing limit was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock.
On April 1, 2014, we redeemed all remaining outstanding 2016 Goodrich 6.290% notes, representing approximately $188 million in aggregate principal, under our redemption notice issued on February 28, 2014.

Long-term debt consisted of the following:

(Dollars in millions)	September 30, 2014	December 31, 2013
LIBOR§ plus 0.500% floating rate notes due 2015	$500	$500
4.875% notes due 2015*	1,200	1,200
6.290% notes due 2016‡	—	188
5.375% notes due 2017*	1,000	1,000
1.800% notes due 2017*	1,500	1,500
6.800% notes due 2018‡	99	99
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	271	271
4.500% notes due 2020*	1,250	1,250
4.875% notes due 2020‡	171	171
8.750% notes due 2021	250	250
3.100% notes due 2022*	2,300	2,300
1.550% junior subordinated notes due 2022†	1,100	1,100
7.100% notes due 2027‡	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.800% notes due 2036‡	134	134
7.000% notes due 2038‡	159	159
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
4.500% notes due 2042*	3,500	3,500
Project financing obligations	109	86
Other (including capitalized leases)‡	395	394
Total principal long-term debt	19,479	19,643
Other (fair market value adjustments and discounts)‡	172	210
Total long-term debt	19,651	19,853
Less: current portion	1,794	112
Long-term debt, net of current portion	$17,857	$19,741

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

‡	Includes notes and remaining fair market value adjustments that were assumed as a part of the Goodrich acquisition on July 26, 2012.

§	The three-month LIBOR rate as of September 30, 2014 was approximately 0.2%.
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that over the next 12 months the amount of unrecognized tax benefits may change within a range of a net increase of $30 million to a net decrease of $150 million as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes. See Note 14, Contingent Liabilities, for discussion regarding uncertain tax positions which are not included in this range related to previously disclosed German tax litigation.
The Company is engaged in litigation with the Internal Revenue Service (IRS) with respect to an issue involving the proper timing of deductions taken by Goodrich Corporation in its tax years 2005 and 2006, prior to its acquisition by UTC. This is a recurring issue, and the IRS may continue to challenge it in subsequent tax years until the issue is resolved. Goodrich Corporation tax years 2007 through 2010 are currently before the Appeals Division of the IRS (IRS Appeals) for resolution discussions regarding certain proposed adjustments with which UTC does not agree, including the recurring timing issue described above. Both the 2005 - 2006 litigation and the 2007 - 2010 appeals proceedings, together with all final computations for open tax years through 2010, are expected to be resolved during the fourth quarter of 2014. As a result, we currently expect to recognize non-cash gains of approximately $90 million during the fourth quarter of 2014, primarily comprised of pre-tax interest. IRS examination activity for Goodrich Corporation tax years 2011 and 2012, prior to its acquisition by UTC, commenced during the third quarter of 2014.
UTC tax years 2006 through 2008 have been before IRS Appeals for resolution of certain proposed adjustments with which UTC did not agree. These proceedings were completed and resolution was achieved during the quarter ended September 30, 2014. IRS examination activity for UTC tax years 2011 and 2012 commenced during the third quarter of 2014. Additionally, during the quarter ended September 30, 2014, an agreement was reached between the Company and the Canada Revenue Agency (CRA) with respect to the amount of the research credits to which the Company was entitled for tax years 2006 through 2012. As a result of the completed IRS Appeals activity and agreement with the CRA, the Company recognized non-cash gains in the quarter ended September 30, 2014 of approximately $141 million, including a pre-tax interest adjustment of $23 million.
During the quarter ended June 30, 2014, the Examination Division of the IRS completed a review of UTC tax years 2009 and 2010 and the Examination Division of the Connecticut Department of Revenue Services completed a review of UTC's 2010 - 2012 tax years. As a result of the completion of these examinations, the Company recognized non-cash gains of approximately $274 million, including a pre-tax interest adjustment of $21 million, during the second quarter of 2014. Additionally, the Company reached an agreement with a state taxing authority during the second quarter of 2014 for the monetization of tax credits resulting in a gain of approximately $220 million through Other Income in the quarter ended June 30, 2014.
During the quarter ended June 30, 2014, the Company also settled a dispute with the French Tax Authority related to the proposed disallowance of certain recurring deductions claimed in France for tax years 2008 through 2011.
Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Defined benefit plans	$60	$21	$204	$72
Defined contribution plans	$79	$75	$249	$258

There were no contributions to our domestic defined benefit pension plans in the quarters and nine months ended September 30, 2014 and 2013. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Service cost	$122	$142	$1	$1
Interest cost	381	343	10	9
Expected return on plan assets	(555)	(526)	—	—
Amortization	(3)	(8)	—	(2)
Recognized actuarial net loss (gain)	108	237	(1)	(1)
Net settlement and curtailment loss	2	—	—	—
Total net periodic benefit cost	$55	$188	$10	$7

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Service cost	$366	$428	$3	$3
Interest cost	1,141	1,029	30	28
Expected return on plan assets	(1,663)	(1,579)	—	—
Amortization	(7)	(26)	—	(8)
Recognized actuarial net loss (gain)	322	717	(3)	(3)
Net settlement and curtailment loss (gain)	8	(17)	—	—
Total net periodic benefit cost	$167	$552	$30	$20
Net settlement and curtailment loss (gain) for pension benefits includes curtailment gains of approximately $24 million related to, and recorded in, discontinued operations for the nine months ended September 30, 2013. There were no curtailment gains related to discontinued operations for the quarter ended September 30, 2013.
Note 8: Restructuring Costs
During the nine months ended September 30, 2014, we recorded net pre-tax restructuring costs totaling $243 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$53
UTC Climate, Controls & Security	82
Pratt & Whitney	55
UTC Aerospace Systems	36
Sikorsky	17
Total	$243
Restructuring charges incurred during the nine months ended September 30, 2014 primarily relate to actions initiated during 2014 and 2013, and were recorded as follows:

(Dollars in millions)
Cost of sales	$136
Selling, general and administrative	107
Total	$243
2014 Actions. During the nine months ended September 30, 2014, we initiated restructuring actions relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We recorded net pre-tax restructuring costs totaling $215 million, including $109 million in cost of sales and $106 million in selling, general and administrative expenses.
We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2014 and 2015. No specific plans for significant other actions have been finalized at this time. The following table summarizes the accrual balances and utilization by cost type for the 2014 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at July 1, 2014	$112	$—	$1	$113
Net pre-tax restructuring costs	43	4	17	64
Utilization and foreign exchange	(45)	(4)	(7)	(56)
Balance at September 30, 2014	$110	$—	$11	$121
The following table summarizes expected, incurred and remaining costs for the 2014 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2014	Costs Incurred Quarter Ended June 30, 2014	Costs Incurred Quarter Ended September 30, 2014	Remaining Costs at September 30, 2014
Otis	$85	$(18)	$(28)	$(17)	$22
UTC Climate, Controls & Security	97	(16)	(21)	(16)	44
Pratt & Whitney	78	(37)	(10)	(8)	23
UTC Aerospace Systems	37	(3)	(2)	(22)	10
Sikorsky	17	(16)	—	(1)	—
Total	$314	$(90)	$(61)	$(64)	$99
2013 Actions. During the nine months ended September 30, 2014, we recorded net pre-tax restructuring costs totaling $33 million for restructuring actions initiated in 2013, including $29 million in cost of sales and $4 million in selling, general and administrative expenses. The 2013 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. The following table summarizes the accrual balances and utilization by cost type for the 2013 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at July 1, 2014	$132	$—	$23	$155
Net pre-tax restructuring costs	(4)	—	4	—
Utilization and foreign exchange	(26)	—	(6)	(32)
Balance at September 30, 2014	$102	$—	$21	$123
The following table summarizes expected, incurred and remaining costs for the 2013 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred in 2013	Costs Incurred Quarter Ended March 31, 2014	Costs Incurred Quarter Ended June 30, 2014	Costs Incurred Quarter Ended September 30, 2014	Remaining Costs at September 30, 2014
Otis	$69	$(69)	$(1)	$2	$—	$1
UTC Climate, Controls & Security	124	(89)	(24)	(2)	2	11
Pratt & Whitney	163	(154)	(6)	1	—	4
UTC Aerospace Systems	88	(71)	(1)	(3)	(3)	10
Sikorsky	36	(38)	—	1	1	—
Total	$480	$(421)	$(32)	$(1)	$—	$26
2012 Actions. As of September 30, 2014, we have approximately $55 million of accrual balances remaining related to 2012 actions.

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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $13.0 billion and $12.3 billion at September 30, 2014 and December 31, 2013, respectively.
The following table summarizes the fair value of derivative instruments as of September 30, 2014 and December 31, 2013 which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments	$13	$59	$128	$103
Derivatives not designated as hedging instruments	87	31	89	54
The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
(Loss) gain recorded in Accumulated other comprehensive loss	$(142)	$97	$(120)	$(64)
Loss reclassified from Accumulated other comprehensive loss (gain) into Product sales (effective portion)	$24	$(1)	$55	$22
Assuming current market conditions continue, a $72 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2014, all derivative contracts accounted for as cash flow hedges will mature by September 2016.
The effect on the Condensed Consolidated Statement of Operations of foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Gain recognized in Other income, net	$10	$10	$22	$33
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

The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013:

September 30, 2014 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$863	$863	$—	$—
Derivative assets	100	—	100	—
Derivative liabilities	(217)	—	(217)	—
Nonrecurring fair value measurements:
Business dispositions	44	—	44	—

December 31, 2013 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$988	$988	$—	$—
Derivative assets	90	—	90	—
Derivative liabilities	(157)	—	(157)	—
Nonrecurring fair value measurements:
Business dispositions	66	—	66	—
We have recorded gains of approximately $23 million, including a $48 million net gain during the nine months ended September 30, 2014, as a result of fair value adjustments related to the acquisition of the majority interest in a Pratt & Whitney joint venture. During the nine months ended September 30, 2014, we also recorded an approximately $30 million net gain from UTC Climate, Controls & Security's ongoing portfolio transformation, primarily due to a gain on the sale of an interest in a joint venture in North America, and a charge of approximately $28 million to adjust the fair value of a Sikorsky joint venture investment.
During the nine months ended September 30, 2013, we recorded an approximately $38 million net gain from UTC Climate, Controls & Security's ongoing portfolio transformation, primarily due to a gain on the sale of a business in Hong Kong. In addition, during that nine-month period we recorded a gain of approximately $193 million from the sale of the Pratt & Whitney Power Systems business, as well as an approximately $25 million charge to adjust the fair value of a Pratt & Whitney joint venture investment.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of September 30, 2014, there were no significant transfers in and out of Level 1 and Level 2.
As of September 30, 2014, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$1,016	$954	$655	$586
Customer financing notes receivable	270	262	394	366
Short-term borrowings	(347)	(347)	(388)	(388)
Long-term debt (excluding capitalized leases)	(19,614)	(21,992)	(19,807)	(21,525)
Long-term liabilities	(294)	(268)	(283)	(253)

The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of September 30, 2014:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$954	$—	$954	$—
Customer financing notes receivable	262	—	262	—
Short-term borrowings	(347)	—	(135)	(212)
Long-term debt (excluding capitalized leases)	(21,992)	—	(21,644)	(348)
Long-term liabilities	(268)	—	(268)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $10.9 billion and $11.3 billion as of September 30, 2014 and December 31, 2013, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of these commitments is not readily determinable.
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
Long-term trade accounts receivable represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year and are recognized as Other assets in our Condensed Consolidated Balance Sheet. The increase in long-term trade accounts receivable at September 30, 2014, relative to December 31, 2013, is primarily attributable to billings by Sikorsky on its CH-148 contract with the Canadian Government. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as Customer financing assets in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business-related long-term receivables as of September 30, 2014 and December 31, 2013.

(Dollars in millions)	September 30, 2014	December 31, 2013
Long-term trade accounts receivable	$1,007	$714
Notes and leases receivable	436	583
Total long-term receivables	$1,443	$1,297
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations, to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 6% and 9% of the total long-term receivables reflected in the table above were considered to bear high credit risk as of September 30, 2014 and December 31, 2013, respectively.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $18 million and $49 million as of September 30, 2014 and December 31, 2013, respectively, are individually evaluated for impairment. At both September 30, 2014 and December 31, 2013, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.

Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters and nine months ended September 30, 2014 and 2013 is provided below:

	Quarter Ended September 30,
	2014			2013
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$33,785	$1,408	$35,193	$26,987	$1,382	$28,369
Comprehensive income for the period:
Net income	1,854	98	1,952	1,432	111	1,543
Total other comprehensive (loss) income	(766)	(27)	(793)	675	17	692
Total comprehensive income for the period	1,088	71	1,159	2,107	128	2,235
Common Stock issued under employee plans	154		154	312		312
Common Stock repurchased	(425)		(425)	(330)		(330)
Dividends on Common Stock	(512)		(512)	(465)		(465)
Dividends on ESOP Common Stock	(17)		(17)	(17)		(17)
Dividends attributable to noncontrolling interest		(145)	(145)		(161)	(161)
(Purchase) / sale of subsidiary shares from noncontrolling interest	(24)	6	(18)	(17)	(56)	(73)
Disposition of noncontrolling interest		—	—		(1)	(1)
Redeemable noncontrolling interest	—	—	—	—	50	50
Equity, end of period	$34,049	$1,340	$35,389	$28,577	$1,342	$29,919

	Nine Months Ended September 30,
	2014			2013
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$31,866	$1,353	$33,219	$25,914	$1,155	$27,069
Comprehensive income for the period:
Net income	4,747	301	5,048	4,258	286	4,544
Total other comprehensive (loss) income	(289)	(34)	(323)	123	(9)	114
Total comprehensive income for the period	4,458	267	4,725	4,381	277	4,658
Common Stock issued under employee plans	444		444	764		764
Common Stock repurchased	(1,095)		(1,095)	(1,000)		(1,000)
Dividends on Common Stock	(1,538)		(1,538)	(1,395)		(1,395)
Dividends on ESOP Common Stock	(53)		(53)	(51)		(51)
Dividends attributable to noncontrolling interest		(245)	(245)		(288)	(288)
(Purchase) / sale of subsidiary shares from noncontrolling interest	(33)	—	(33)	(36)	175	139
Disposition of noncontrolling interest		3	3		(6)	(6)
Redeemable noncontrolling interest	—	(38)	(38)	—	29	29
Equity, end of period	$34,049	$1,340	$35,389	$28,577	$1,342	$29,919

A summary of the changes in each component of accumulated other comprehensive income (loss), net of tax for the quarters and nine months ended September 30, 2014 and 2013 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended September 30, 2014
Balance at June 30, 2014	$495	$(3,127)	$272	$(43)	$(2,403)
Other comprehensive (loss) income before reclassifications, net	(717)	9	(37)	(113)	(858)
Amounts reclassified, pretax	1	104	—	24	129
Tax (benefit) expense reclassified	—	(37)	—	—	(37)
Balance at September 30, 2014	$(221)	$(3,051)	$235	$(132)	$(3,169)

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$170	$(3,267)	$296	$(79)	$(2,880)
Other comprehensive income (loss) before reclassifications, net	(395)	10	(43)	(98)	(526)
Amounts reclassified, pretax	4	312	(30)	55	341
Tax (benefit) expense reclassified	—	(106)	12	(10)	(104)
Balance at September 30, 2014	$(221)	$(3,051)	$235	$(132)	$(3,169)

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended September 30, 2013
Balance at June 30, 2013	$(172)	$(5,922)	$194	$(100)	$(6,000)
Other comprehensive income (loss) before reclassifications, net	419	(11)	58	72	538
Amounts reclassified, pretax	(1)	226	(27)	(1)	197
Tax (benefit) expense reclassified	—	(71)	10	1	(60)
Balance at September 30, 2013	$246	$(5,778)	$235	$(28)	$(5,325)

Nine Months Ended September 30, 2013
Balance at December 31, 2012	$654	$(6,250)	$145	$3	$(5,448)
Other comprehensive (loss) income before reclassifications, net	(439)	27	140	(48)	(320)
Amounts reclassified, pretax	31	680	(81)	20	650
Tax (benefit) expense reclassified	—	(235)	31	(3)	(207)
Balance at September 30, 2013	$246	$(5,778)	$235	$(28)	$(5,325)
Amounts reclassified related to our defined benefit pension and postretirement plans include amortization of prior service costs and transition obligations, and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented (see Note 7 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters and nine months ended September 30, 2014 and 2013 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Redeemable noncontrolling interest, beginning of period	$146	$174	$111	$238
Net income	—	1	7	3
Foreign currency translation, net	(5)	1	(5)	(5)
Dividends attributable to noncontrolling interest	—	—	(3)	(3)
Disposition of noncontrolling interest	—	—	—	(82)
Redeemable noncontrolling interest reclassification to noncontrolling interest	—	(52)	31	(27)
Redeemable noncontrolling interest, end of period	$141	$124	$141	$124
Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the pro-forma effect on Net income attributable to common shareowners had they been recorded through net income for the quarters and nine months ended September 30, 2014 and 2013 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net income attributable to common shareowners	$1,854	$1,432	$4,747	$4,258
Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	—	—	4	—
Decrease in common stock for purchase of subsidiary shares	(24)	(17)	(37)	(36)
Net income attributable to common shareowners after transfers to noncontrolling interests	$1,830	$1,415	$4,714	$4,222
Note 13: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. Following the sale of substantially all of Rocketdyne on June 14, 2013, certain guarantees of Rocketdyne's performance under then existing contracts remained in place, which resulted in an increase in our performance guarantees of approximately $83 million, with no associated significant carrying amount of a liability, as of September 30, 2014. There have been no other material changes to guarantees outstanding since December 31, 2013.
The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2014 and 2013 are as follows:

(Dollars in millions)	2014	2013
Balance as of January 1	$1,360	$1,332
Warranties and performance guarantees issued	197	232
Settlements made	(256)	(223)
Other	(34)	22
Balance as of September 30	$1,267	$1,363
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
Legal Proceedings.
F100 Engine Litigation
As previously disclosed, the United States Government sued us in 1999 in the United States District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. The claims relate to the “Fighter Engine Competition” between Pratt & Whitney's F100 engine and General Electric's F110 engine. The government alleged that it overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial, which ended in April, 2005, the government claimed Pratt & Whitney's liability to be approximately $624 million. On August 1, 2008, the trial court held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions after the alleged overstatements were made. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in its 1983 initial engine pricing proposal. In the absence of actual damages, the trial court awarded the government the maximum civil penalty of approximately $7 million, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. In September 2008, both the government and UTC appealed the decision to the United States Court of Appeals for the Sixth Circuit. On November 18, 2010, the Sixth Circuit affirmed Pratt & Whitney's liability for the civil penalty under the False Claims Act, but remanded the case to the trial court for further proceedings on the issues of False Claims Act damages and common law liability and damages.
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
Cost Accounting Standards Claims
As previously disclosed, in December 2008, the Department of Defense (DOD) issued a contract claim against Sikorsky to recover overpayments the DOD alleges that it made to Sikorsky since January 2003 in connection with cost accounting changes approved by the DOD and implemented by Sikorsky in 1999 and 2006. These changes relate to the calculation of material overhead rates in government contracts. The DOD claimed that Sikorsky's liability was approximately $99 million (including interest through September 30, 2014). We believed this claim was without merit and Sikorsky filed an appeal in December 2009 with the U.S. Court of Federal Claims. Trial in the matter concluded in January 2013 and on March 22, 2013, the U.S. Court of Federal Claims issued a written decision in favor of Sikorsky determining that the DOD had failed to prove its claims because Sikorsky's calculation of material overhead complied with the cost accounting standards. The DOD has appealed this decision.
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
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings and tax litigation with the German Tax Office, which concern approximately €214 million ($272 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is approximately €108 million ($137 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In 2008 the German Federal Tax Court (FTC) denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the FTC on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union (EU) principles. On September 17, 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration of certain related issues. In May 2010, the FTC released its decision, in which it resolved certain tax issues that may be relevant to our suit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the other taxpayer and the government appealed the findings to the FTC. On July 2, 2014, the FTC conducted a hearing in the aforementioned case involving the other taxpayer, and we expect that a written decision will be issued in the fourth quarter of 2014. The impact, if any, of the upcoming decision on the merits of our case will be evaluated after the written decision is issued and studied. After consideration of the ECJ decision, the 2010 FTC decision and the 2012 lower court decision, we believe that it is more likely than not that the relevant German tax law is violative of EU principles and we have not accrued for this matter. We intend to litigate vigorously the matter to conclusion.
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
Results for the quarters ended September 30, 2014 and 2013 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Otis	$3,326	$3,188	$703	$681	21.1%	21.4%
UTC Climate, Controls & Security	4,351	4,237	807	696	18.5%	16.4%
Pratt & Whitney	3,564	3,386	633	439	17.8%	13.0%
UTC Aerospace Systems	3,535	3,312	575	501	16.3%	15.1%
Sikorsky	1,620	1,541	152	159	9.4%	10.3%
Total segments	16,396	15,664	2,870	2,476	17.5%	15.8%
Eliminations and other	(228)	(202)	—	7
General corporate expenses	—	—	(124)	(117)
Consolidated	$16,168	$15,462	$2,746	$2,366	17.0%	15.3%
Results for the nine months ended September 30, 2014 and 2013 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Otis	$9,646	$9,140	$1,966	$1,906	20.4%	20.9%
UTC Climate, Controls & Security	12,631	12,617	2,159	1,968	17.1%	15.6%
Pratt & Whitney	10,485	10,412	1,453	1,412	13.9%	13.6%
UTC Aerospace Systems	10,621	9,896	1,767	1,501	16.6%	15.2%
Sikorsky	5,365	4,356	(79)	405	(1.5)%	9.3%
Total segments	48,748	46,421	7,266	7,192	14.9%	15.5%
Eliminations and other	(644)	(554)	288	32
General corporate expenses	—	—	(355)	(345)
Consolidated	$48,104	$45,867	$7,199	$6,879	15.0%	15.0%
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this ASU.
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
In August 2014, the FASB issued ASU No. 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity." This ASU is intended to provide guidance for situations in which the fair value of the financial assets of a collateralized financing entity differ from the fair value of its financial liabilities. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. This ASU is not expected to have a significant impact on our financial statements or disclosures.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have an impact on our financial statements or disclosures.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and nine months ended September 30, 2014 and 2013, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 24, 2014, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of September 30, 2014 and the related condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2014 and 2013. This interim financial information is the responsibility of the Corporation's management.
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
October 24, 2014

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
The U.S. economy continued to strengthen in the third quarter of 2014 with higher consumer sentiment and slight increases to 2014 U.S. gross domestic product (GDP) growth forecasts. Employment gains, easing concerns over wage growth, and lower fuel costs boosted consumer sentiment in the U.S. in September to its highest level in 14 months. In China, despite lower manufacturing growth and a decline in the real estate sector, GDP growth forecasts remain unchanged at 7.5% as China continues to use fiscal policy to support growth. European GDP growth forecasts were reduced during the third quarter as economic sentiment fell to a 10-month low. During the first nine months of 2014, our organic sales in Europe grew 3%, and we continue to monitor the political and economic situations in Europe.
U.S. Government deficit reduction measures continue to pressure U.S. Department of Defense spending and adversely affect our military businesses. Total sales to the U.S. Government were $2.4 billion in each of the quarters ended September 30, 2014 and 2013, or 15% and 16% of total UTC sales, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has, and is expected to contribute positively to our results in 2014.
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
In connection with regulatory approval of the Goodrich Corporation (Goodrich) acquisition, regulatory authorities required UTC to dispose of the Goodrich electric power systems and the pumps and engine controls businesses. Pursuant to these regulatory obligations, these businesses had been held separately from UTC's and Goodrich's ongoing businesses since the acquisition of Goodrich by UTC. On March 18, 2013, we completed the sale of the Goodrich pumps and engine controls business to Triumph Group, Inc., and on March 26, 2013, we completed the sale of the Goodrich electric power systems business to Safran S.A. Combined proceeds from the sales of the two businesses were approximately $600 million.

Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the nine months ended September 30, 2014, our investment in business acquisitions was approximately $506 million, including debt assumed of $128 million, which includes the acquisition of a majority interest in a Pratt & Whitney joint venture and a number of small acquisitions primarily in our commercial businesses. We expect cash investment in businesses to be less than $1 billion in 2014. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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
As previously reported, Sikorsky is developing the CH-148 derivative of the H-92 helicopter (the Cyclone), a military variant of the S-92 helicopter, for the Canadian Government. The Cyclone is being developed under a fixed-price acquisition contract (the Acquisition Contract) that provides for a program to develop and produce 28 helicopters, and a related contract to provide in-service support (collectively, the Arrangements). Delivery of the final configuration aircraft, which was scheduled to begin in 2012, has not occurred due to a number of disputes between the Canadian Government and Sikorsky related to contractual requirements and contract performance.
On June 18, 2014, Sikorsky and the Canadian Government signed amendments to the Arrangements (the Amended Arrangements). The Amended Arrangements finalize the scope of the aircraft, change the governance of the program, and establish a phased approach to the delivery of interim and final configuration helicopters starting in 2015. The Amended Arrangements also extend the in-service support contract through approximately 2038. The contract value of the Amended Arrangements is estimated to be approximately $6.4 billion.
Prior to the amendments, sales and losses under the Acquisition Contract were recognized using an output-based method, consistent with the practices and policies the Company applies to other comparable production contracts. In light of the significant changes in program scope, governance and delivery, we re-assessed the method we utilize in estimating the extent of progress under the Acquisition Contract. The Acquisition Contract, as amended, now reflects the significant developmental nature of the contract that has evolved over time. Under the Company's practices and policies, contracts that are comparable to the Amended Arrangements are accounted for utilizing a cost-to-cost percentage of completion method, as this best reflects the efforts expended and more appropriately aligns the sales and loss recognition with these efforts. Employing the cost-to-cost percentage of completion method, we recorded a cumulative adjustment to reflect the percentage of completion under the Amended Arrangements in the second quarter of 2014 as a change in estimate. This adjustment along with changes in the in-service support contract resulted in the recognition in the second quarter of 2014 of $830 million in sales and $438 million in losses. Remaining losses under the Amended Arrangements of approximately $300 million will be recognized as the costs are incurred. These losses will be partially offset by the in-service support aftermarket contract with the expectation of generating positive annual margin beginning in 2018.
The following activities are disclosed as required by Section 13(r)(1)(D) of the Securities Exchange Act of 1934, as amended (Exchange Act) as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency:
In 2012, 2013 and 2014, Chubb Fire & Security Limited (Chubb), a non-U.S. subsidiary of UTC Climate, Controls & Security, organized in the United Kingdom, sold building security and fire safety products and provided related maintenance services to the London offices of Bank Sepah International P.l.c. (Bank Sepah) and Bank Saderat P.l.c. (Bank Saderat) (together, the “Iranian Banks”). Both of the Iranian Banks have been designated by the U.S. Treasury Department's Office of Foreign Assets Control (OFAC) as entities owned or controlled by the government of Iran. Chubb’s products and services were sold to the Iranian Banks pursuant to service contracts, which were not prohibited by applicable law when executed. As detailed below, a portion of the 2012 sales and all of the 2013 and 2014 sales took place after the President issued Executive Order 13628 on October 9, 2012, which implemented Section 218 of the Iran Threat Reduction and Syria Human Rights Act by prohibiting any entity owned or controlled by a U.S. person and established or maintained outside the U.S. from knowingly engaging in any transaction, directly or indirectly, with the government of Iran. Accordingly, UTC Climate, Controls & Security has filed an appropriate disclosure with OFAC.
In 2012, Chubb sold approximately $18,619 in the aggregate in security and fire alarm equipment and services to the Iranian Banks. The net profit on the 2012 sales was $8,181. Approximately $15,401 of the 2012 payments were received before October 9, 2012 and were not prohibited by applicable law when received. In 2013, pursuant to the same legacy contracts, Chubb sold approximately $12,347 in the aggregate in security and fire alarm equipment and services to the Iranian Banks, with a net profit of $7,835. In 2014, again pursuant to the legacy contracts, Chubb sold approximately $4,762 in the aggregate in security and fire alarm equipment and services to the Iranian Banks, with a net profit of $2,382. Chubb terminated its contracts with Bank Sepah and Bank Saderat on August 8, 2014 and August 11, 2014, respectively, and does not intend to do any further business with either of the Iranian Banks.
In December 2013, Pratt & Whitney’s Global Operations Center was contacted by Iran Air requesting technical assistance following an in-service incident on a Boeing 747-200 commercial aircraft, powered by Pratt &Whitney JT9D engines. Iran Air has been designated by OFAC as an entity owned or controlled by the government of Iran. At that time, Pratt & Whitney informed Iran Air that it was prohibited by applicable law from providing assistance without further approvals. On July 27, 2014, Pratt & Whitney received a license from OFAC to engage in all transactions necessary to conduct a flight safety investigation of the incident, including the exportation to Iran of a final report on the incident. To date, Pratt & Whitney has not conducted any activity authorized under the license and has received no payments from Iran Air. Pratt & Whitney does not intend to conduct the activity authorized under the license unless requested to do so by Iran Air, and would not continue any such activity after the license expires on November 24, 2014 unless the license is renewed or extended by OFAC.
In July 2014, the UTC Aerospace Systems Aerostructures Aftermarket Support group, with locations worldwide, received an unsolicited e-mail request for repair assistance from Iran Aseman Airlines (IAA), which the Company understands may be owned by the Government of Iran. A UTC Aerospace Systems repair engineer located in India provided an initial response requesting more detailed information concerning the damage at issue before recognizing IAA as a restricted party under OFAC regulations. The communication from the UTC Aerospace Systems repair engineer did not convey technical information and UTC Aerospace Systems did not recognize any sales or net profit from the exchange. Moreover, UTC Aerospace Systems did not send any hardware to IAA and did not perform any repairs for IAA. In light of applicable sanctions constraints and our policy prohibiting business with Iran, UTC Aerospace Systems subsequently informed IAA that it could not provide any repair assistance. UTC Aerospace Systems does not intend to engage in any further activity with IAA. On August 21, 2014, UTC Aerospace Systems disclosed this matter to OFAC out of an abundance of caution and in the event that the e-mail exchange might be viewed as constituting the provision of services to IAA in violation of applicable sanctions constraints. UTC Aerospace Systems intends to submit a final voluntary disclosure to OFAC in December 2014.
As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013, certain of our indirect wholly-owned non-U.S. subsidiaries had terminated contracts with European branches of Iranian Banks that had been identified by OFAC as blocked pursuant to Executive Order 13382. Pursuant to licenses issued by OFAC, the subsidiaries have settled outstanding disputes with these entities that followed the terminations.  Our subsidiaries did not receive any payments or profits as part of the settlements.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2013 Annual Report, incorporated by reference in our 2013 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2014.

RESULTS OF OPERATIONS
Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net Sales	$16,168	$15,462	$48,104	$45,867
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and nine months ended September 30, 2014 are as follows:

	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2014
Organic change	5%	4%
Foreign currency translation	—	—
Acquisitions and divestitures, net	—	(1)%
Other	—	2%
Total % Change	5%	5%
During the quarter ended September 30, 2014, all five business segments experienced organic sales growth: UTC Aerospace Systems (6%), Otis (5%), Pratt & Whitney (5%), Sikorsky (5%), and UTC Climate, Controls & Security (4%). Organic sales growth at UTC Aerospace Systems was primarily due to higher commercial OEM and aftermarket volumes. Organic growth at Otis was primarily due to higher new equipment sales volume in China and the Middle East. Organic growth at Pratt & Whitney was primarily due to higher commercial aftermarket and Pratt & Whitney Canada sales volumes, while organic growth at Sikorsky was led by higher international military volumes and customer funded development programs.
During the nine months ended September 30, 2014, all five business segments experienced organic sales growth, led by UTC Aerospace Systems (7%), Otis (6%), and Sikorsky (4%). Organic sales growth at UTC Aerospace Systems was driven by higher commercial aerospace OEM and aftermarket sales volumes. Organic growth at Otis was primarily due to higher new equipment sales volume in the U.S. and China, while organic growth at Sikorsky was led by higher international military and commercial aircraft sales volumes. Organic sales growth was also driven by Pratt & Whitney (3%) and UTC Climate, Controls & Security (2%). See the Segment Review section of Management's Discussion and Analysis for further discussion of segment performance.
The sales decrease from net acquisitions and divestitures for the nine months ended September 30, 2014 was primarily a result of the disposition in the prior year of the Pratt & Whitney Power Systems business and portfolio transformation initiatives at UTC Climate, Controls & Security. The increase in "Other" in the nine months ended September 30, 2014 is attributable to the cumulative adjustment to record sales of $830 million based upon the change in estimate arising out of the Amended Arrangements signed with the Canadian Government for the Cyclone helicopter program.
Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Cost of products sold	$8,444	$8,316	$26,707	$24,876
Percentage of product sales	73.4%	74.0%	75.8%	75.0%
Cost of services sold	$3,022	$2,704	$8,380	$8,161
Percentage of service sales	64.8%	64.1%	65.0%	64.2%
Total cost of products and services sold	$11,466	$11,020	$35,087	$33,037

The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2014 in total cost of products and services sold are as follows:

	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2014
Organic change	4%	4%
Foreign currency translation	—	—
Acquisitions and divestitures, net	—	(1)%
Restructuring	—	—
Other	—	3%
Total % Change	4%	6%
The organic increase in total cost of products and services sold in the quarter and nine months ended September 30, 2014 was driven by the organic sales increase noted above, partially offset by the benefits of previous restructuring actions and lower commodity costs, particularly within UTC Climate, Controls & Security.
The decrease in "Acquisitions and divestitures, net" in the nine months ended September 30, 2014 is attributable to the disposition of the Pratt & Whitney Power Systems business and portfolio transformation initiatives at UTC Climate, Controls & Security. The increase in "Other" in the nine months ended September 30, 2014 is attributable to the cumulative adjustment to record costs of $1,268 million based upon the change in estimate arising out of the Amended Arrangements signed with the Canadian Government for the Cyclone helicopter program.
Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Gross margin	$4,702	$4,442	$13,017	$12,830
Percentage of net sales	29.1%	28.7%	27.1%	28.0%
The 40 basis point increase in gross margin as a percentage of sales for the quarter ended September 30, 2014 is primarily due to the benefits of previous restructuring actions, lower commodity costs and productivity gains at UTC Climate, Controls & Security.
The 90 basis point decline in gross margin as a percentage of sales for the nine months ended September 30, 2014 is primarily due to the cumulative adjustment to record $830 million in sales and $1,268 million in cost of sales based upon the change in estimate arising out of the Amended Arrangements signed with the Canadian Government for the Cyclone helicopter program (140 basis points). This was partially offset by the benefits of previous restructuring actions and lower commodity costs and productivity gains at UTC Climate, Controls & Security (50 basis points).
Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Company-funded	$677	$630	$1,967	$1,871
Percentage of net sales	4.2%	4.1%	4.1%	4.1%
Customer-funded	$595	$514	$1,758	$1,607
Percentage of net sales	3.7%	3.3%	3.7%	3.5%
Research and development spending is subject to the variable nature of program development schedules, and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (7%) for the quarter ended September 30, 2014 is primarily related to higher research and development within Pratt & Whitney related to the development of multiple geared turbo-fan platforms. Customer-funded research and development increased (16%) primarily due to higher customer-funded spending at Pratt & Whitney (8%), primarily on military programs, and at Sikorsky (5%) on U.S. Government programs.

The year-over-year increase in company-funded research and development (5%) for the nine months ended September 30, 2014 is primarily related to higher research and development within Pratt & Whitney related to the development of multiple geared turbo-fan platforms and within UTC Aerospace Systems related to several commercial aerospace programs. Customer-funded research and development increased (9%) primarily due to higher customer-funded spending at Pratt & Whitney on military (7%) and commercial (4%) programs, partially offset by lower customer-funded spending at UTC Aerospace Systems, primarily on military programs (1%) and within U.S. Government programs at Sikorsky (1%).
We expect company-funded research and development for the full year 2014 to increase approximately $100 million over 2013 levels.
Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Selling, general and administrative expenses	$1,580	$1,633	$4,799	$4,997
Percentage of net sales	9.8%	10.6%	10.0%	10.9%
Selling, general and administrative expenses declined 3% in the quarter ended September 30, 2014 due to lower restructuring costs (1%) and a decline in selling, general and administrative expense at UTC Aerospace Systems (3%) primarily driven by lower pension expense. The benefit from savings from previous restructuring actions was partially offset by an increase in overhead expenses at Otis due primarily to continued investment in emerging markets. The 80 basis point year-over-year decrease as a percentage of sales reflects higher sales volume, lower pension expense and benefits from previous restructuring actions.
Selling, general and administrative expenses declined 4% in the nine months ended September 30, 2014 due to lower restructuring costs (2%), the impact of divestitures completed over the preceding twelve months (1%) and a decline in selling, general and administrative expense at UTC Aerospace Systems primarily driven by lower pension expense (1%). The benefit from savings from previous restructuring actions was partially offset by higher overhead expenses at Otis due primarily to continued investment in emerging markets.
Other Income, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Other income, net	$301	$187	$948	$917
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year increase in other income, net (61%) in the quarter ended September 30, 2014 is driven by a net gain primarily from fair value adjustments related to the acquisition of the majority interest in a Pratt & Whitney joint venture (44%) and a net gain from UTC Climate, Controls & Security's ongoing portfolio transformation (16%), primarily due to a gain on the sale of an interest in a joint venture in North America, and the absence of a charge to adjust the fair value of a Pratt & Whitney joint venture investment (13%) in the third quarter of 2013. These increases were partially offset by the absence of gains related to miscellaneous asset sales (13%) in the third quarter of 2013 and other normal recurring operational activity.
The year-over-year increase in other income, net in the nine months ended September 30, 2014 (3%), is driven by a gain on an agreement with a state taxing authority for the monetization of tax credits (24%), a net gain primarily from fair value adjustments related to the acquisition of the majority interest in a Pratt & Whitney joint venture (9%), higher licensing income (3%), and the absence of a charge to adjust the fair value of a Pratt & Whitney joint venture investment (3%) in the third quarter of 2013. These increases were partially offset by an impairment loss on a Sikorsky joint venture investment (3%), a decline in net gains from UTC Climate, Controls & Security's ongoing portfolio transformation (1%), and the absence of: a gain on the sale of Pratt & Whitney Power Systems (21%) recognized in the second quarter of 2013, a gain on a settlement with an engine program partner (4%) recognized in the first quarter of 2013, gains related to miscellaneous asset sales (3%) recognized in the third quarter of 2013; and other normal recurring operating activity.

Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Interest expense	$237	$248	$725	$775
Interest income	(51)	(22)	(108)	(96)
Interest expense, net	$186	$226	$617	$679
Average interest expense rate	4.3%	4.1%	4.3%	4.2%
The decrease in interest expense in the quarter and nine months ended September 30, 2014 is a result of lower average debt balances as a result of debt repayments made since September 30, 2013. The increase in interest income in the quarter ended September 30, 2014 reflects $23 million of favorable pre-tax interest adjustments related to the settlement of disputes with the Appeals division of the IRS for the Company's 2006 - 2008 tax years as well as the conclusion of Canada Revenue Agency’s examination of the Company's 2006 - 2012 tax years.
The increase in interest income in the nine months ended September 30, 2014 includes the interest income item noted above as well as $21 million of favorable pre-tax interest adjustments, primarily related to the conclusion of the IRS's examination of the Company's 2009 and 2010 tax years recorded during the quarter ended June 30, 2014; partially offset by the absence of $36 million of favorable pre-tax interest adjustments related to settlements of our tax years prior to 2006 as well as the conclusion of certain IRS examinations of the 2009 and 2010 tax years that were recorded during the second quarter of 2013.
Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Effective tax rate	23.8%	28.7%	23.3%	27.1%
The decrease in the effective tax rate for the quarter ended September 30, 2014, primarily reflects the favorable non-cash income tax impact of $118 million related to the resolution of disputes with the Appeals division of the IRS for the Company's 2006 - 2008 tax years, as well as the conclusion of the Canada Revenue Agency’s examination of the Company's 2006 - 2012 tax years, both of which were recorded in the third quarter of 2014.
The decrease in the effective tax rate for the nine months ended September 30, 2014 includes the items noted above, as well as the favorable non-cash income tax impact of $253 million related to the conclusion of the IRS's examination of the Company's 2009 - 2010 tax years, and the conclusion of the State of Connecticut's examination of the Company's 2010 - 2012 tax years, both of which were recorded in the second quarter of 2014. Those items are partially offset by the absence of the favorable tax impact of $95 million recorded in the first quarter of 2013, associated with the legislative corporate tax extenders enacted in January 2013, as part of the American Taxpayer Relief Act of 2012.
We estimate our full year annual effective income tax rate in 2014 to be approximately 30%, absent nonrecurring adjustments.
Net Income Attributable to Common Shareowners from Continuing Operations

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Income from continuing operations attributable to common shareowners	$1,854	$1,415	$4,747	$4,237
Diluted earnings per share from continuing operations attributable to common shareowners	$2.04	$1.55	$5.20	$4.64
Net income attributable to common shareowners from continuing operations for the quarter ended September 30, 2014 includes restructuring charges, net of tax benefit, of $42 million as well as a net benefit from non-recurring items, net of tax expense, of $239 million. The effect of non-recurring items on diluted earnings per share for the quarter ended September 30, 2014 was a net benefit of $0.27 per share, which was partially offset by $0.05 of restructuring charges. The impact of foreign currency translation and hedging generated a favorable effect of $0.01 per diluted share on our operational performance in the quarter ended September 30, 2014.

Net income attributable to common shareowners from continuing operations for the nine months ended September 30, 2014 includes restructuring charges, net of tax benefit, of $163 million as well as a net benefit from non-recurring items, net of tax expense of $276 million. The effect of non-recurring items on diluted earnings per share for the nine months ended September 30, 2014 was a net benefit of $0.30 per share, which was partially offset by $0.18 of restructuring charges. The impact of foreign currency translation and hedging generated a favorable effect of $0.04 per diluted share on our operational performance in the nine months ended September 30, 2014.
Restructuring Costs

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Restructuring costs	$243	$343
Restructuring actions are an essential component of our operating margin improvement efforts and relate to both existing operations and those recently acquired. We expect to incur restructuring costs in 2014 of at least $375 million, including trailing costs related to prior actions associated with our continuing cost reduction efforts and the integration of acquisitions. The expected adverse impact on earnings in 2014 from anticipated additional restructuring costs is expected to be offset by the beneficial impact from gains and other items that are outside the normal operating activities of the Company. Although no specific plans for significant other actions have been finalized at this time, we continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.
As described below, the charges incurred in the nine months ended September 30, 2014 primarily relate to actions initiated during 2014 and 2013, while the charges incurred in the nine months ended September 30, 2013 primarily relate to actions initiated during 2013 and 2012.
2014 Actions. During the nine months ended September 30, 2014, we recorded net pre-tax restructuring charges of $215 million relating to ongoing cost reduction actions initiated in 2014. The charges include severance related to workforce reductions and asset write-downs and facility exit and lease termination costs related to the consolidation of field and manufacturing operations.
We are targeting the majority of the remaining workforce and facility related cost reduction actions for completion during 2014 and 2015. Approximately 60% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2014, we had cash outflows of approximately $75 million related to the 2014 actions. We expect to incur additional restructuring and other charges of $99 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $225 million annually, of which, approximately $29 million was realized during the nine months ended September 30, 2014.
2013 Actions. During the nine months ended September 30, 2014 and 2013, we recorded net pre-tax restructuring charges of $33 million and $298 million, respectively, for actions initiated in 2013. The 2013 actions relate to ongoing cost reduction efforts, including severance related to workforce reductions and asset write-downs and facility exit and lease termination costs related to the consolidation of field and manufacturing operations.
We are targeting to complete in 2014 the majority of the remaining workforce and all facility related cost reduction actions initiated in 2013. Approximately 75% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2014, we had cash outflows of approximately $119 million related to the 2013 actions. We expect to incur additional restructuring charges of $26 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $425 million annually, of which, approximately $286 million was realized during the nine months ended September 30, 2014.
For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and nine months ended September 30, 2014 and 2013 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
Within the UTC Climate, Controls & Security segment, North American residential heating, ventilation, and air conditioning (HVAC) benefited from early orders ahead of the energy efficiency standards change that takes effect in January 2015 for the southern and western United States, while sales increased 9% in the quarter ended September 30, 2014. Orders within the Transicold and the fire and security product businesses increased 2% and 7%, respectively, while Global commercial HVAC orders decreased 1%. Within the Otis segment, new equipment orders increased 4% in the quarter ended September 30, 2014 with growth in North America (58%) and Europe (2%). New equipment orders in China were consistent with the prior year, after increasing 15% in the quarter ended September 30, 2013. Order growth rates in China are moderating to levels consistent with our expectations for the year.
Summary performance for each of the commercial businesses for the quarters ended September 30, 2014 and 2013 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Net Sales	$3,326	$3,188	4%	$4,351	$4,237	3%
Cost of Sales	2,220	2,114	5%	2,991	2,981	—
	1,106	1,074	3%	1,360	1,256	8%
Operating Expenses and Other	403	393	3%	553	560	(1)%
Operating Profits	$703	$681	3%	$807	$696	16%

Operating Profit Margins	21.1%	21.4%	18.5%	16.4%
Summary performance for each of the commercial businesses for the nine months ended September 30, 2014 and 2013 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Net Sales	$9,646	$9,140	6%	$12,631	$12,617	—
Cost of Sales	6,476	6,088	6%	8,758	8,941	(2)%
	3,170	3,052	4%	3,873	3,676	5%
Operating Expenses and Other	1,204	1,146	5%	1,714	1,708	—
Operating Profits	$1,966	$1,906	3%	$2,159	$1,968	10%

Operating Profit Margins	20.4%	20.9%	17.1%	15.6%

Otis –
Quarter Ended September 30, 2014 Compared with Quarter Ended September 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	5%	(1)%	—	—	—
Cost of Sales	6%	(1)%	—	—	—
Operating Profits	3%	—	—	—	—
Organic sales increased in the quarter (5%) due primarily to higher new equipment sales led by China (2%) and the Middle East (1%). Service sales increased (1%) with growth in all service lines of business, despite lower service sales in Europe.
Operational profit increased in the quarter (3%) due to higher new equipment contribution (7%) partially offset by a decrease in service contribution (3%) due primarily to continued pricing pressures in Europe and higher overhead expenses (1%) due primarily to continued investment in emerging markets.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	(1)%	1%	—	—
Cost of Sales	7%	(1)%	—	—	—
Operating Profits	3%	—	—	1%	(1)%
Organic sales increased (6%) due to higher new equipment sales primarily in China (2%), the Americas (2%) and the Middle East (1%). Service sales increased (1%).
Operational profit increased (3%) due primarily to higher new equipment contribution (7%) partially offset by a decrease in service contribution (1%) due primarily to continued pricing pressures in Europe and higher overhead expenses (2%) in connection with continued investment in emerging markets.
UTC Climate, Controls & Security –
Quarter Ended September 30, 2014 Compared with Quarter Ended September 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	—	(1)%	—	—
Cost of Sales	2%	—	(2)%	—	—
Operating Profits	12%	—	(1)%	2%	3%
Organic sales increased by 4% reflecting growth in Americas (3%) primarily driven by the U.S. residential HVAC business, and growth in Europe, the Middle East, and Asia (combined 1%). The decrease in "Acquisitions and divestitures, net" (1%) reflects the year over year impact of divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security's portfolio transformation.
The 12% operational profit increase was driven by favorable volume and price (combined 5%), net restructuring savings and cost productivity (combined 4%), favorable commodity costs (2%) and higher equity income (1%). The 3% increase in "Other" primarily reflects net year-over-year benefit from UTC Climate, Controls & Security's portfolio transformation.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	—	(2)%	—	—
Cost of Sales	—	—	(2)%	—	—
Operating Profits	12%	—	(1)%	(1)%	—
Organic sales increased by 2% primarily reflecting growth in Americas (1%) driven by the U.S. residential HVAC business, and sales growth in Europe and the Middle East and in transport refrigeration (combined 1%). The decrease in "Acquisitions and divestitures, net" (2%) reflects the year-over-year impact of divestitures completed in the preceding twelve months associated with UTC Climate, Controls & Security's portfolio transformation.
The 12% operational profit increase was driven by the benefits of restructuring actions and cost productivity (combined 4%), favorable volumes and pricing (combined 4%), favorable commodity costs (2%), and higher equity income (2%). The 1% decrease in "Other" primarily reflects net year-over-year impact from UTC Climate, Controls & Security's portfolio transformation.
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
We continue to see strength in our commercial OEM and aftermarket businesses based on a strong airline industry which is benefiting from traffic growth and lower fuel costs. Airline traffic, as measured by RPMs, grew approximately 6% in the first eight months of 2014, while jet fuel costs have declined more than 10% relative to prices one year ago in all geographic regions.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMP). FMP are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMP in lieu of transactional spare part sales as new engines enter customers' fleets on FMP, and legacy fleets are retired. Pratt & Whitney commercial spares orders increased 1%, while commercial aftermarket sales increased 7% in the third quarter of 2014. Within UTC Aerospace Systems, commercial aerospace spares orders increased 11% in the third quarter of 2014 as compared to the same period of 2013 on higher parts and provisioning orders, while total commercial aerospace aftermarket sales at UTC Aerospace Systems increased 10% over the same period. Lower U.S. Government defense spending levels have constrained military sales growth, and we expect U.S. Government deficit reduction measures to continue to adversely affect our military aerospace businesses in 2014.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB ASC. Partially offsetting the unfavorable impact of the revision in estimate on the Cyclone helicopter program discussed above in the Business Overview, operating profit included significant net favorable changes in aerospace contract estimates of $103 million and $167 million in the quarter and nine months ended September 30, 2014, respectively. Favorable contract adjustments recorded at Pratt & Whitney were offset by net unfavorable adjustments at Sikorsky.

Summary performance for each of the aerospace businesses for the quarters ended September 30, 2014 and 2013 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Net Sales	$3,564	$3,386	5%	$3,535	$3,312	7%	$1,620	$1,541	5%
Cost of Sales	2,572	2,513	2%	2,557	2,348	9%	1,356	1,258	8%
	992	873	14%	978	964	1%	264	283	(7)%
Operating Expenses & Other	359	434	(17)%	403	463	(13)%	112	124	(10)%
Operating Profits	$633	$439	44%	$575	$501	15%	$152	$159	(4)%

Operating Profit Margins	17.8%	13.0%	16.3%	15.1%	9.4%	10.3%
Summary performance for each of the aerospace businesses for the nine months ended September 30, 2014 and 2013 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Net Sales	$10,485	$10,412	1%	$10,621	$9,896	7%	$5,365	$4,356	23%
Cost of Sales	7,835	7,947	(1)%	7,606	7,042	8%	5,071	3,571	42%
	2,650	2,465	8%	3,015	2,854	6%	294	785	(63)%
Operating Expenses & Other	1,197	1,053	14%	1,248	1,353	(8)%	373	380	(2)%
Operating Profits	$1,453	$1,412	3%	$1,767	$1,501	18%	$(79)	$405	(120)%

Operating Profit Margins	13.9%	13.6%	16.6%	15.2%	(1.5)%	9.3%
Pratt & Whitney –
Quarter Ended September 30, 2014 Compared with Quarter Ended September 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	5%	(1)%	1%	—	—
Cost of Sales	1%	—	1%	—	—
Operating Profits	12%	2%	—	3%	27%
The organic sales increase (5%) primarily reflects higher commercial aftermarket volume (3%) and higher engine and spares volume at Pratt & Whitney Canada (2%). Higher military aftermarket sales (3%) were offset by declines in military engines and spares sales.
Pratt & Whitney's operating profit benefited from lower pension costs and restructuring savings across its businesses. The operating profit increase (12%) was due to the net volume increase (17%) mentioned above, and an increase in favorable contract performance (10%), partially offset by higher research and development spending (11%) and lower commercial engine profitability (3%). "Other" reflects a gain primarily as a result of fair value adjustments related to the acquisition of a majority interest in a joint venture (19%), higher intellectual property sales (2%), and the absence of a fair value adjustment to a joint venture investment (6%).

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	—	(2)%	—	—
Cost of Sales	1%	—	(2)%	—	—
Operating Profits	6%	2%	(1)%	5%	(9)%
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
The organic sales increase (3%) primarily reflects higher commercial aftermarket volume (4%) and higher engine and spares volume at Pratt & Whitney Canada (1%), offset by lower military sales volume (2%). Sales decreased (2%) as a result of the divestiture of Pratt & Whitney Power Systems in 2013.
Pratt & Whitney's operating profit benefited from lower pension costs and restructuring savings across its businesses. The operating profit increase (6%) was due to the net volume increase (9%) mentioned above, and favorable contract performance (4%), partially offset by higher research and development costs (4%), and lower contract termination benefits (2%). Operating profit decreased (1%) as a result of the divestiture of Pratt & Whitney Power Systems in 2013. "Other" reflects the impairment of assets related to a joint venture (2%), and the absence of the gain on the sale on Pratt & Whitney Power Systems (13%), offset by fair value adjustments related to the acquisition of a majority interest in a joint venture (3%), and higher intellectual property sales (2%).
UTC Aerospace Systems –
Quarter Ended September 30, 2014 Compared with Quarter Ended September 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	1%	—	—	—
Cost of Sales	8%	1%	—	—	—
Operating Profits	14%	—	—	—	1%
The organic sales growth (6%) primarily reflects an increase in commercial aerospace OEM and commercial aftermarket sales volumes (6%).
The increase in operational profit (14%) primarily reflects the profit contribution from higher commercial OEM and aftermarket sales volumes (11%), partially offset by lower profitability on military OEM and aftermarket sales (3%) primarily resulting from adverse mix. The remainder of the increase in operational profit is primarily due to lower selling, general and administrative expenses including lower pension expense.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	7%	—	—	—	—
Cost of Sales	8%	—	—	—	—
Operating Profits	15%	1%	—	2%	—
The organic sales growth (7%) primarily reflects an increase in commercial aerospace OEM and commercial aftermarket sales volumes (6%) and the favorable sales impact of a customer contract settlement (1%).
The increase in operational profit (15%) primarily reflects the profit contribution from higher commercial OEM and aftermarket sales volumes (12%) and the favorable impact of a customer contract settlement (3%), partially offset by higher research and development costs (3%) and lower profits on military OEM and aftermarket revenues (3%) primarily resulting from adverse mix. The remainder of the increase in operational profit is primarily due to lower selling, general and administrative expenses including lower pension expense.
Sikorsky –
Quarter Ended September 30, 2014 Compared with Quarter Ended September 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	5%	—	—	—	—
Cost of Sales	9%	—	—	(1)%	—
Operating Profits	(11)%	—	—	7%	—
The organic sales increase (5%) reflects higher international military aircraft (6%) and commercial aircraft (2%) sales volume and increased sales from development programs (5%), partially offset by lower U.S. Government aircraft sales (5%) and lower aftermarket sales (3%).
The operational profit decrease (11%) is driven by lower profitability from U.S. Government contracts (14%) on lower sales volume and net unfavorable contract adjustments, and lower volume and unfavorable mix of aftermarket sales (16%). Additionally, development program profitability declined (4%). These decreases were partially offset by higher international military (12%) and commercial (12%) aircraft volumes and favorable mix. Sikorsky's operating profit benefited from lower pension and research and development cost across its businesses.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	—	—	—	19%
Cost of Sales	6%	—	—	—	36%
Operating Profits	(6)%	—	—	2%	(116)%
The organic sales increase (4%) reflects higher international military sales volume (9%) partially offset by lower sales to the U.S. Government (5%). "Other" reflects a cumulative adjustment through the second quarter of 2014 to record $830 million in sales and $1,268 million in cost of sales based upon the change in estimate for the Amended Arrangements signed with the Canadian Government for the Cyclone Helicopter program.
The operational profit decrease (6%) is driven by lower profitability from U.S. Government contracts (19%) due to lower sales and unfavorable contract adjustments. These decreases were partially offset by higher international military volumes (11%) and higher aftermarket profitability (1%). Sikorsky's operating profit benefited from lower pension costs and restructuring savings across its businesses. "Other" reflects a cumulative adjustment to record $438 million in losses based upon the change in estimate for the Amended Arrangements signed with the Canadian Government for the Cyclone Helicopter program and an approximately $28 million charge for the impairment of a Sikorsky joint venture investment.

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended September 30,		Quarter Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Eliminations and other	$(228)	$(202)	$—	$7
General corporate expenses	—	—	(124)	(117)

	Net Sales		Operating Profits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Eliminations and other	$(644)	$(554)	$288	$32
General corporate expenses	—	—	(355)	(345)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year changes in sales for the quarter and nine months ended September 30, 2014, as compared with the same periods of 2013, reflect an increase in the amount of inter-segment sales eliminations. The year-over-year increase in operating profit for the nine months ended September 30, 2014, as compared with the same period of 2013, reflects lower divestiture costs in 2014 and an approximately $220 million gain on an agreement with a state taxing authority for the monetization of tax credits.
LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	September 30, 2014	December 31, 2013	September 30, 2013
Cash and cash equivalents	$5,035	$4,619	$4,621
Total debt	19,998	20,241	21,188
Net debt (total debt less cash and cash equivalents)	14,963	15,622	16,567
Total equity	35,389	33,219	29,919
Total capitalization (debt plus equity)	55,387	53,460	51,107
Net capitalization (debt plus equity less cash and cash equivalents)	50,352	48,841	46,486
Debt to total capitalization	36%	38%	41%
Net debt to net capitalization	30%	32%	36%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows of continuing operations, which, after netting out capital expenditures, we expect to approximate 90% of net income attributable to common shareowners from continuing operations. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
The overall global economic outlook is mixed, with U.S. and China growth remaining strong although slowing slightly, and Europe, Russia and other emerging economies experiencing low growth to slight declines. Commercial construction has shown continued strength in the U.S., has continued its sluggish recovery in Europe, and has shown solid but slowing growth in China. Strengthening air traffic and airline profitability have offset continued weakness in defense spending. In light of these circumstances, we continue to assess our current business and closely monitor the impact on our customers and suppliers, and have determined that overall there was not a significant adverse impact on our financial position, results of operations or liquidity during the first nine months of 2014.
Our domestic pension funds experienced a positive return on assets of 7.49% during the first nine months of 2014. Approximately 88% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (12%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the absence of prior pension investment losses, impact of a higher discount rate, and the positive returns experienced during 2013 are expected to result in decreased pension expense in 2014 of approximately $500 million as compared to 2013.

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
During the nine months ended September 30, 2013, we repaid approximately $1,698 million of Goodrich and UTC notes bearing interest of 1.200% to 6.290%, with original maturity dates between 2015 and 2021, under previously disclosed redemptions and tender offers.
Tax payments related to discontinued operations, primarily the December 2012 sale of the legacy Hamilton Sundstrand Industrial businesses, were approximately $603 million for the nine months ended September 30, 2013, inclusive of approximately $91 million of tax benefits realized during the quarter ended September 30, 2013 reflecting the cash tax impact of transactions previously reported in discontinued operations. We do not expect tax payments in 2014 related to these discontinued operations to be significant.
At September 30, 2014, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. As of September 30, 2014, there were no borrowings under either of these revolving credit agreements. The undrawn portions of our revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2014, our maximum commercial paper borrowing authority was $4 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of acquisitions and repurchases of our common stock.
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
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of September 30, 2014 and December 31, 2013, the amount of such restricted cash was approximately $45 million and $47 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Net cash flows provided by operating activities of continuing operations	$5,025	$4,891
Cash generated from operating activities of continuing operations in the nine months ended September 30, 2014 was $134 million higher than the same period in 2013, driven by higher income from continuing operations of $525 million and noncash deferred income tax provision and depreciation and amortization charges of $188 million. During the nine months ended September 30, 2014, the net increase in working capital resulted in a cash outflow of approximately $1.4 billion, an increase in cash outflow of $932 million over the nine months ended September 30, 2013. The 2014 cash outflows for working capital were primarily driven by increases in inventory to support deliveries and other contractual commitments across all businesses. Reductions in accounts receivable in our aerospace businesses, driven primarily by accelerated customer collections and selected factoring primarily at Pratt & Whitney, were partially offset by increases in accounts receivable in our commercial businesses. Increases in accounts payable and accrued liabilities were more than offset by liquidations of customer advances, primarily in Pratt & Whitney's military business. For the nine months ended September 30, 2013, cash outflows for working capital were similarly driven by increases in inventory to support deliveries and other contractual commitments, partially offset by increases in accounts payable and accrued liabilities, and increases in customer advances primarily related to contracts in progress at Otis and commercial aircraft orders at Sikorsky.
The funded status of our defined benefit pension plans is dependent upon many factors, including actuarial assumptions, returns on invested assets and the level of market interest rates. We can contribute cash or company stock to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the nine months ended September 30, 2014 and 2013 were $204 million and $72 million, respectively. We expect to make total cash contributions of approximately $275 million to our global defined benefit pension plans in 2014. Our domestic pension plans are approximately 94% funded on a projected benefit obligation basis as of September 30, 2014, and we are not required to make additional contributions through the end of 2019. Contributions to our global defined benefit pension plans in 2014 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Net cash flows used in investing activities of continuing operations	$(1,476)	$(599)
Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2014 primarily reflect capital expenditures of approximately $1.2 billion, cash investment in business acquisitions of $378 million, and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $600 million. Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2013 primarily reflect the net proceeds of approximately $1.5 billion from business dispositions, offset by capital expenditures of approximately $1.0 billion and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $740 million. Business dispositions in 2013 include the sale of the legacy Goodrich pumps and engine controls business to Triumph Group, Inc. on March 18, 2013, the sale of the legacy Goodrich electric power systems business to Safran S.A. on March 26, 2013, and the sale of Pratt & Whitney Power Systems to MHI on May 17, 2013.
During the nine months ended September 30, 2014, we increased our collaboration intangible assets by approximately $459 million, of which $236 million represented payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the nine months ended September 30, 2014 primarily relate to investments in new programs at Pratt & Whitney and UTC Aerospace Systems, as well as continuing Goodrich integration activities at UTC Aerospace Systems. Cash investments in businesses in the nine months ended September 30, 2014 included a number of small acquisitions, primarily in our commercial businesses and the acquisition of the majority interest in a Pratt & Whitney joint venture. We expect total cash investments for acquisitions in 2014 to be less than $1 billion, including acquisitions completed during the nine months ended September 30, 2014. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
Customer financing activities were a net source of cash of $72 million for the nine months ended September 30, 2014 and a net use of cash of $121 million for the nine months ended September 30, 2013. While we expect that 2014 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $10.9 billion at September 30, 2014 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.4 billion may be required to be disbursed during the remainder of 2014. We had commercial aerospace financing and other contractual commitments of approximately $11.3 billion at December 31, 2013.
Cash Flow - Financing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Net cash flows used in financing activities of continuing operations	$(3,074)	$(4,226)
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-

term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $135 million of outstanding commercial paper at September 30, 2014.
At September 30, 2014, management had authority to repurchase approximately 41.6 million shares under the share repurchase program announced on February 4, 2013. Under this program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. During the nine months ended September 30, 2014, we repurchased approximately 9.6 million shares of our common stock for approximately $1.1 billion. We expect 2014 full year share repurchases to be approximately $1.5 billion. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on Common Stock of $0.59 per share in the first quarter of 2014 totaling $514 million in the aggregate, $0.59 per share in the second quarter of 2014 totaling $513 million in the aggregate and $0.59 per share in the third quarter of 2014 totaling $511 million in the aggregate. On October 8, 2014, the Board of Directors declared a dividend of $0.59 per share payable December 10, 2014 to shareowners of record at the close of business on November 14, 2014.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Cash Flow - Discontinued Operations

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Net cash flows used in discontinued operations	$—	$(252)
Cash flows used in discontinued operations for the nine months ended September 30, 2013 primarily relate to the completed divestiture of the legacy Hamilton Sundstrand Industrial businesses in December 2012 and of Rocketdyne on June 14, 2013. In connection with the sale of the legacy Hamilton Sundstrand Industrial businesses, tax payments of approximately $603 million were made during the nine months ended September 30, 2013, inclusive of approximately $91 million of cash tax benefits realized during the quarter ended September 30, 2013 reflecting the tax impact of transactions reported in discontinued operations. Net cash flows used in discontinued operations for the nine months ended September 30, 2013 includes positive cash flows of approximately $400 million related to the sale of Rocketdyne, and cash flows from the operating activities of Rocketdyne and of UTC Power, through its date of disposition of February 12, 2013, as well as payments made in settlement of liabilities, transaction costs, and interim funding of UTC Power and of Clipper Windpower, which was divested in 2012. There were no discontinued operations in the nine months ended September 30, 2014.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2013 Annual Report, incorporated by reference in our 2013 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of September 30, 2014, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as noted below.
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
There has been no significant change in our exposure to market risk during the nine months ended September 30, 2014. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2013 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Acting Controller and Assistant Controller, Financial Reporting (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the nine months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	challenges in the development, production, delivery, support, performance and realizing the anticipated benefits of advanced technologies and new products and services;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the impact of legal proceedings, investigations and other contingencies;

•	future repurchases of our common stock;

•	pension plan assumptions and future contributions; and

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
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Sikorsky Government Contract Claim
We disclosed a potential government contract claim in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 related to Sikorsky and two of its subsidiaries. On October 14, 2014, the United States Government filed a complaint in the United States District Court for the Eastern District of Wisconsin alleging that Sikorsky and two of its wholly-owned subsidiaries, Derco Aerospace (Derco) and Sikorsky Support Services, Inc. (SSSI), violated the False Claims Act in connection with a contract that the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft.  SSSI subcontracted with Derco primarily to procure and manage the spare parts for the training aircraft.  The government alleges that SSSI overbilled the Navy on the contract because Derco added profit and overhead costs to the price of the spare parts that Derco procured and then sold to SSSI. The government also claims that SSSI submitted false Certificates of Final Indirect Costs in the years 2006 through 2012. We believe that Derco was lawfully permitted to add profit and overhead to the cost of the parts, and maintain that SSSI did not submit any false certificates. We also believe that we have other substantial legal and factual defenses to the government’s claims.
The government’s complaint asserts numerous claims for violations of the False Claims Act, for breach of contract and for unjust enrichment, but it does not specify the amount of damages sought. Sikorsky believes that the government will seek damages in excess of $50 million, plus treble damages and statutory penalties, all totaling in excess of $170 million. Although we continue to evaluate liability and exposure, we do not currently believe that it is probable that we will incur a material loss. If, contrary to our expectations, the government prevails in this matter and proves damages in a material amount, the outcome could have a material adverse effect on our results of operations in the period in which a liability would be recognized and on our cash flows for the period in which any damages would be paid.
Non-Employee Sales Representative Investigations
As previously disclosed, in December 2013 and January 2014, UTC made voluntary disclosures to the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC) Division of Enforcement and the United Kingdom’s Serious Fraud Office to report the status of its internal investigation regarding a non-employee sales representative retained by United Technologies International Operations, Inc. (UTIO) and IAE for the sale of Pratt & Whitney and IAE engines and aftermarket services, respectively, in China.  On April 7, 2014, the SEC notified UTC that it was conducting a formal investigation and issued a subpoena to UTC seeking production of documents related to the disclosures.  UTC recently signed tolling agreements with the SEC and DOJ, and is cooperating fully with the investigations being conducted by these agencies. Because the investigations are at an early stage, we cannot predict the outcome or the consequences thereof at this time.
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
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2013 Form 10-K and Part II, Item 1, "Legal Proceedings," of our 2014 Form 10-Q (Q1) and Form 10-Q (Q2).

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended September 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2014	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Maximum Number of Shares that may yet be Purchased Under the Program (000's)
July 1 - July 31	2,940	$112.25	2,940	42,515
August 1 - August 31	725	105.88	725	41,790
September 1 - September 30	164	108.50	164	41,626
Total	3,829	$110.89	3,829
We repurchase shares under a program announced on February 4, 2013, which authorized the repurchase of up to 60 million shares of our common stock. Under this current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. No shares were reacquired in transactions outside the program during the quarter ended September 30, 2014.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
On October 21, 2014, Jamie S. Gorelick notified the Company that she intends to retire from UTC’s Board of Directors (“Board”) effective as of December 31, 2014.  Ms. Gorelick was first elected to the Board on February 7, 2000, and has served as a member of the Audit Committee, Finance Committee, Public Issues Review Committee, and the Committee on Compensation and Executive Development during her tenure.  UTC has benefited from Ms. Gorelick’s expertise in law, finance, government relations and public policy.  The Board truly appreciates Ms. Gorelick’s service to the Company and its shareowners.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20140930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20140930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20140930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20140930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20140930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20140930_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	October 24, 2014	by:	/s/ GREGORY J. HAYES
Gregory J. Hayes
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer and Principal Accounting Officer)

Dated:	October 24, 2014	by:	/s/ JOHN E. STANTIAL
John E. Stantial
Acting Controller and Assistant Controller, Financial Reporting

(on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20140930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20140930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20140930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20140930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20140930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20140930_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.