Form 10-K
period 2014-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2015-02-05
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes   ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2014 was approximately $105,494,938,493, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At January 31, 2015, there were 907,156,995 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV hereof incorporate by reference portions of the United Technologies Corporation 2014 Annual Report to Shareowners. Part III hereof incorporates by reference portions of the United Technologies Corporation Proxy Statement for the 2015 Annual Meeting of Shareowners.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
Index to Annual Report
on Form 10-K for
Year Ended December 31, 2014

UNITED TECHNOLOGIES CORPORATION
Annual Report on Form 10-K for
Year Ended December 31, 2014
Whenever reference is made in this Form 10-K to specific sections of United Technologies Corporation’s 2014 Annual Report to Shareowners (2014 Annual Report), those sections are incorporated herein by reference, and are included in Exhibit 13 to this Form 10-K. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and product and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms “we,” “us,” “our,” “the Company,” or “UTC,” unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries. References to internet web sites in this Form 10-K are provided for convenience only. Information available through these web sites is not incorporated by reference into this Form 10-K.

PART I

Item 1.	Business
General
United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable primarily to the internal development of our existing businesses and to acquisitions. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report, including the information contained therein under the heading “Business Overview.”
Our financial reporting segments include businesses with operations throughout the world. UTC Building & Industrial Systems, comprised of the financial reporting segments of Otis and UTC Climate, Controls & Security, is the world’s largest provider of building technologies. Its elevator, escalator, fire-safety, security, building automations, heating, ventilating, air-condition and refrigeration systems and services promote integrated, high-performance buildings that are safer, smarter and sustainable. Pratt & Whitney, UTC Aerospace Systems, and Sikorsky (collectively referred to as the “aerospace businesses”) primarily serve commercial and government customers in both the original equipment and aftermarket parts and services markets of the aerospace industry. Pratt & Whitney also provides products to certain industrial markets. In January 2015, UTC announced that it is streamlining its aerospace operations by eliminating the UTC Propulsion & Aerospace Systems organization, which had consisted of the Pratt & Whitney and UTC Aerospace Systems segments. Pratt & Whitney and UTC Aerospace Systems will continue as stand-alone businesses. For 2014, our commercial and industrial sales (generated principally by UTC Building & Industrial Systems businesses) were approximately 45 percent of our consolidated sales, and our commercial aerospace sales and military aerospace sales (generated exclusively by our aerospace businesses) were approximately 35 percent and 20 percent, respectively, of our consolidated sales. International sales for 2014, including U.S. export sales, were 61 percent of our total segment sales.
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
Description of Business by Segment
Our operations for the periods presented herein are classified into five segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, UTC Aerospace Systems, and Sikorsky, with each segment comprised of groups of similar operating companies. References to each segment include the various operating companies established worldwide through which the operations for each segment are conducted. Each segment's business, including its principal products and services and other material developments and information, is described below.

Segment financial data for the years 2012 through 2014, including financial information about foreign and domestic operations and export sales, appears in Note 18 to the Consolidated Financial Statements in our 2014 Annual Report. Segment sales as discussed below include intercompany sales, which are ultimately eliminated within the “Eliminations and other” category as reflected in the segment financial data in Note 18 to the Consolidated Financial Statements in our 2014 Annual Report. Similarly, total segment backlog as discussed below includes fully-funded government and intercompany backlog.
Otis
Otis is the world’s largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs passenger and freight elevators for low-, medium- and high-speed applications, as well as a broad line of escalators and moving walkways. In addition to new equipment, Otis provides modernization products to upgrade elevators and escalators as well as maintenance and repair services for both its products and those of other manufacturers. Otis serves customers in the commercial and residential property industries around the world. Otis sells directly to the end customer and through sales representatives and distributors.
Sales generated by Otis’ international operations were 81 percent and 82 percent of total Otis segment sales in 2014 and 2013, respectively. At December 31, 2014, Otis’ backlog was $15.3 billion as compared to $15.4 billion at December 31, 2013. Of the total Otis backlog at December 31, 2014, approximately $8.4 billion is expected to be realized as sales in 2015.
UTC Climate, Controls & Security
UTC Climate, Controls & Security is the leading provider of heating, ventilating, air conditioning (HVAC) and refrigeration solutions, including controls for residential, commercial, industrial and transportation applications. These products and services are sold under the Carrier name and other brand names to building contractors and owners, homeowners, transportation companies, retail stores and food service companies. UTC Climate, Controls & Security is also a global provider of security and fire safety products and services. UTC Climate, Controls & Security provides electronic security products such as intruder alarms, access control systems and video surveillance systems and designs and manufactures a wide range of fire safety products including specialty hazard detection and fixed suppression products, portable fire extinguishers, fire detection and life safety systems, and other firefighting equipment. Services provided to the electronic security and fire safety industries include systems integration, video surveillance, installation, maintenance, and inspection services. In certain markets, UTC Climate, Controls & Security also provides monitoring and response services, to complement its electronic security and fire safety businesses. Through its venture with Watsco, Inc., UTC Climate, Controls & Security distributes Carrier, Bryant, Payne and Totaline residential and light commercial HVAC products in the U.S. and selected territories in the Caribbean and Latin America. UTC Climate, Controls & Security sells directly to end customers and through manufacturers’ representatives, distributors, wholesalers, dealers and retail outlets. Certain UTC Climate, Controls & Security HVAC businesses are seasonal and can be impacted by weather. UTC Climate, Controls & Security customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in the distribution channels. The principal incentive program provides reimbursements to distributors for offering promotional pricing on UTC Climate, Controls & Security products. UTC Climate, Controls & Security products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants, homeowners and other end-users requiring a high level of security and fire protection for their businesses and residences. UTC Climate, Controls & Security provides its security and fire safety products and services under Chubb, Kidde and other brand names and sells directly to customers as well as through manufacturer representatives, distributors, dealers and U.S. retail distribution.
Sales generated by UTC Climate, Controls & Security’s international operations, including U.S. export sales, were 59 percent and 61 percent of total UTC Climate, Controls & Security segment sales in 2014 and 2013, respectively. At December 31, 2014, UTC Climate, Controls & Security’s backlog was $3.4 billion as compared to $3.1 billion at December 31, 2013. Substantially all of the backlog at December 31, 2014 is expected to be realized as sales in 2015.
Pratt & Whitney
Pratt & Whitney is among the world’s leading suppliers of aircraft engines for the commercial, military, business jet and general aviation markets. Pratt & Whitney also provides fleet management services and aftermarket maintenance, repair and overhaul services, including the sale of spare parts, auxiliary power units and industrial gas generators. Pratt & Whitney produces families of large engines for wide- and narrow-body and large regional aircraft in the commercial market and for fighter and transport aircraft in the military market. Pratt & Whitney Canada (P&WC) is a world leader in the production of engines powering general and business aviation, as well as regional airline, utility and military, airplanes and helicopters.

In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which sales, costs and risks are shared. At December 31, 2014, the interests of third party participants in Pratt & Whitney-directed commercial jet engine programs ranged from approximately 14 percent to 49 percent. See Note 1 to the Consolidated Financial Statements in our 2014 Annual Report for a description of our accounting for collaborative arrangements. In addition, Pratt & Whitney has interests in other engine programs, including a 50 percent ownership interest in the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. Pratt & Whitney has entered into risk and revenue sharing arrangements with third parties for 40 percent of the products and services that Pratt & Whitney is responsible for providing to the EA. Pratt & Whitney accounts for its interests in the EA joint venture under the equity method of accounting. Pratt & Whitney continues to pursue additional collaboration partners.
Pratt & Whitney holds a net 61 percent program share interest in the IAE International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG and Japanese Aero Engines Corporation. As previously reported in June 2012, Rolls-Royce sold its collaboration interest in IAE to Pratt & Whitney, while also entering into an agreement to license its V2500 intellectual property to Pratt & Whitney. Rolls-Royce continues to support the program as a strategic supplier for the V2500 engine and continues to manufacture parts and assemble engines.
The development of new engines and improvements to current production engines present important growth opportunities. Pratt & Whitney is under contract with the U.S. Government's F-35 Joint Program Office to develop, produce, and sustain the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Lightning II aircraft (commonly known as the Joint Strike Fighter) being developed by Lockheed Martin. The two F135 propulsion system configurations for the F-35A/F-35C and F-35B jets are certified for production and in use by the U.S. Air Force and the U.S. Marine Corps. F135 engines are also used on F-35 aircraft purchased by Joint Strike Fighter partner countries and are expected to be used by foreign military sales countries that purchase F-35 aircraft in the future.
In addition, Pratt & Whitney is currently developing technology, including the PurePower PW1000G Geared TurboFan engine, intended to enable it to power both currently-proposed and future aircraft. The PurePower PW1000G engine targets a significant reduction in fuel burn and noise levels with lower environmental emissions and operating costs than current production engines. Airbus has selected the PurePower PW1000G engine as a new engine option to power its A320neo family of aircraft scheduled to enter into service in 2015. The PW1100G-JM is being developed as part of a collaboration with MTU and JAEC. Additionally, PurePower PW1000G engine models have been selected by Bombardier to power the new CSeries passenger aircraft, Mitsubishi Aircraft Corporation to power the new Mitsubishi Regional Jet, Irkut Corporation to power the proposed new Irkut MC-21 passenger aircraft and Embraer to power the next generation of Embraer’s E-Jet family of aircraft. In October 2014, Gulfstream announced the selection of the PurePower PW 800 engine to exclusively power Gulfstream’s new G500 and G600 business jets scheduled to enter service in 2018. The CSeries passenger aircraft is scheduled to enter into service in 2015. The Mitsubishi Regional Jet and the Irkut MC-21 are scheduled to enter into service in 2017. Embraer’s next generation of E-Jet family aircraft are scheduled to enter service in 2018. The success of these aircraft and the PurePower family of engines is dependent upon many factors including technological accomplishments, program execution, aircraft demand, and regulatory approval. Based on these factors, as well as the level of success of aircraft program launches by aircraft manufacturers and other conditions, additional investment in the PurePower program may be required. P&WC has developed and certified the PW210 engine family for helicopters manufactured by Sikorsky and AgustaWestland. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion.
Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market-driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine development, production and support programs, creates uncertainty regarding engine program profitability. Sales to Airbus (Pratt & Whitney’s largest customer by sales) were 41 percent and 35 percent of total Pratt & Whitney segment sales in 2014 and 2013, respectively, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. Government were 22 percent and 25 percent of total Pratt & Whitney segment sales in 2014 and 2013, respectively.
Sales generated by Pratt & Whitney’s international operations, including U.S. export sales, were 62 percent and 64 percent of total Pratt & Whitney segment sales in 2014 and 2013, respectively. At December 31, 2014, Pratt & Whitney’s backlog was $50.2 billion, including $4.2 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2013, these amounts were $38.5 billion and $3.6 billion, respectively. Of the total Pratt & Whitney backlog at December 31, 2014, approximately $8.6 billion is expected to be realized as sales in 2015. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total sales. Pratt & Whitney’s backlog excludes orders for new commercial engines that have not yet received aviation authority engine certification. On December 19, 2014, the PurePower PW1100G-JM engine completed Federal Aviation Agency (FAA) certification for the Airbus A320neo platform and remains on schedule to enter into service in the fourth quarter of 2015. The increase in Pratt & Whitney's backlog in 2014, as compared with 2013, is a result of this FAA certification and the recognition of Airbus orders of geared turbofan engines for the A320neo platform. See Note 1 to the Consolidated Financial Statements in our 2014 Annual Report for a description of our accounting for long-term contracts.
UTC Aerospace Systems
UTC Aerospace Systems is a leading global provider of technologically advanced aerospace products and aftermarket service solutions for aircraft manufacturers, airlines, regional, business and general aviation markets, military, space and undersea operations. UTC Aerospace Systems’ product portfolio includes electric power generation, power management and distribution systems, air data and flight sensing and management systems, engine control systems, electric systems, intelligence, surveillance and reconnaissance systems, engine components, environmental control systems, fire and ice detection and protection systems, propeller systems, aircraft aerostructures including engine nacelles, thrust reversers, and mounting pylons, interior and exterior aircraft lighting, aircraft seating and cargo systems, actuation systems, landing systems, including landing gears, wheels and brakes, and space products and subsystems. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet management solutions. UTC Aerospace Systems sells aerospace products to aircraft manufacturers, airlines and other aircraft operators, the U.S. and foreign governments, maintenance, repair and overhaul providers, and independent distributors. UTC Aerospace Systems’ largest customers are Boeing and Airbus with a combined 29 percent and 28 percent of total UTC Aerospace Systems segment sales in 2014 and 2013, respectively. Sales to the U.S. Government were 19 percent and 21 percent of total UTC Aerospace Systems segment sales in 2014 and 2013, respectively.
UTC Aerospace Systems had product placements supporting first flight in 2014 of the Airbus A320neo, certification of the Airbus A350 platform, and entry into service of the Boeing 787-9 platform.
 Significant development activity continues in the commercial and military markets for the Airbus A320neo and A350 aircraft, Boeing 787-10 and 777X aircraft, the Bombardier CSeries and Global 7000/8000 business jet, the COMAC C919 aircraft, the Embraer E-Jet E2 family of aircraft and KC-390 aircraft, the Irkut MC-21 aircraft, SYERS-2 multispectral sensors, the Mitsubishi Regional Jet, and the Lockheed Martin F-35 Lightning II military aircraft. UTC Aerospace Systems is also the operations support prime contractor for NASA’s space suit/life support system and produces environmental monitoring and control, life support, mechanical systems, power generation, power management and distribution, and thermal control systems for the International Space Station and the Orion crew exploration vehicle.
Sales generated by UTC Aerospace Systems’ international operations, including U.S. export sales, were 54 percent and 55 percent of total UTC Aerospace Systems segment sales in 2014 and 2013, respectively.  At December 31, 2014, UTC Aerospace Systems’ backlog was $11.1 billion, including $2.3 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2013, these amounts were $10.2 billion and $2.5 billion, respectively. Of the total UTC Aerospace Systems backlog at December 31, 2014, approximately $6.8 billion is expected to be realized as sales in 2015.
Sikorsky
Sikorsky is one of the world’s largest helicopter companies. Sikorsky manufactures military and commercial helicopters and also provides aftermarket helicopter and aircraft parts and services.
Current major production programs at Sikorsky include the UH-60M Black Hawk medium-transport helicopters and HH-60M Medevac helicopters for the U.S. and foreign governments, the S-70 Black Hawk for foreign governments, the MH-60S for the U.S. Navy and the MH-60R helicopters for the U.S. and foreign navies, the S-70B Naval Hawk for foreign naval missions, and the S-76 and S-92 helicopters for commercial operations. In July 2012, the U.S. Government and Sikorsky signed a five-year multi-service contract for approximately 650 H-60 helicopters. Actual production quantities are determined year-by-year over the life of the program based on funding allocations set by Congress and the U.S. Department of Defense acquisition priorities, as well as the U.S. Foreign Military Sales program. Sikorsky is also developing the CH-53K next generation heavy lift helicopter for the U.S. Marine Corps, the VH-92A helicopter for the U.S. Marine One transport mission, and the HH-60W combat rescue helicopter for the U.S. Air Force.  Also, Sikorsky is developing the CH-148 derivative of the H-92 helicopter, a military variant of the S-92 helicopter, for the Canadian Government. The latter is being developed under a fixed-price contract that provides for the development and production of 28 helicopters, and a related support contract that provides for logistical support. Delivery of the final configuration aircraft, which was scheduled to begin in 2012, has not occurred due to a number of disputes between the Canadian Government and Sikorsky related to contractual requirements and contract performance. On June 18, 2014, Sikorsky and the Canadian Government signed amendments to the CH-148 contracts. The amended contracts finalize the scope of the aircraft, change the governance of the program and establish a phased approach to the delivery of interim and final configuration helicopters starting in 2015. The amended contracts also extend the in-service support contract through approximately 2038. The contract value of the amended contracts is estimated to be approximately $6.4 billion. Revenues are subject to changes in underlying variables such as future flight hours as well as fluctuations in foreign currency exchange rates. For further information regarding the financial impact of the amended contracts, see our 2014 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Sikorsky’s aftermarket business includes spare parts sales, mission equipment, overhaul and repair services, maintenance contracts and logistics support programs for helicopters and other aircraft. Sales are principally made to the U.S. and foreign governments, and commercial helicopter operators. Sikorsky also engages in logistics support programs and partners with its government and commercial customers to manage and provide logistics, maintenance and repair services.
Sales to the U.S. Government were 52 percent and 58 percent of total Sikorsky segment sales in 2014 and 2013, respectively. Sales generated by Sikorsky’s international operations, including U.S. export sales, were 48 percent and 30 percent of total Sikorsky segment sales in 2014 and 2013, respectively. At December 31, 2014, Sikorsky’s backlog was $15.8 billion, including $5.2 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2013, these amounts were $14.9 billion and $5.4 billion, respectively. Of the total Sikorsky backlog at December 31, 2014, approximately $5.0 billion is expected to be realized as sales in 2015.
Other Matters Relating to Our Business as a Whole
Competition and Other Factors Affecting Our Businesses
As worldwide businesses, our operations can be affected by a variety of economic, industry and other factors, including those described in this section, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report, in Item 1, “Cautionary Note Concerning Factors That May Affect Future Results,” and in Item 1A, “Risk Factors” in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the U.S. and other countries, and each competes on the basis of price, delivery schedule, product performance and service.
Our aerospace businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for certain of their commercial products) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements, in an effort to compete for the aftermarket associated with these engines. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, primarily related to Pratt & Whitney, see Notes 5 and 16 to the Consolidated Financial Statements in our 2014 Annual Report. Customer selections of engines and components can also have a significant impact on later sales of parts and services. In addition, the U.S. Government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation, Rolls-Royce, Honeywell, Turbomeca, and CFM International.
Research and Development
Because changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $2.6 billion or 4.0 percent of total sales in 2014, as compared with $2.5 billion or 4.0 percent of total sales in 2013 and $2.4 billion or 4.1 percent of total sales in 2012. We also perform research and development work under contracts funded by the U.S. Government and other customers. This contract research and development, which is performed in our aerospace businesses, amounted to $2.3 billion in 2014, as compared to $2.2 billion in 2013 and $1.7 billion in 2012. These contract research and development costs include amounts that are expensed as incurred, through cost of products sold, and amounts that are capitalized into inventory to be subsequently recovered through production shipments. Of the total contract research and development costs, $2.4 billion, $2.1 billion and $1.7 billion were expensed in 2014, 2013 and 2012, respectively. The remaining costs have been capitalized.
U.S. Government Contracts
Contracting with the U.S. Government entails certain unique risks. U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for default in the event of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. Government sales are made under fixed-price type contracts, while approximately $1.9 billion or 3 percent of our total sales for 2014 were made under cost-reimbursement type contracts.
Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports from the U.S. Government that recommend that we reduce certain contract prices because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports have recommended substantial reductions. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain cases. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” in this Form 10-K and Note 17 to the Consolidated Financial Statements in our 2014 Annual Report for further discussion.
Compliance with Environmental and Other Government Regulations
Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 17 to the Consolidated Financial Statements in our 2014 Annual Report.
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
Intellectual Property and Raw Materials and Supplies
We maintain a portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to our businesses. While we believe we have taken reasonable measures to protect this portfolio, our efforts may not be sufficient. See Item 1A “Risk Factors” in this Form 10-K for further discussion of intellectual property matters.
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

Employees and Employee Relations
At December 31, 2014, our total number of employees was approximately 211,000, approximately 64 percent of which represents employees based outside the U.S. During 2014, we negotiated or concluded 18 domestic collective bargaining agreements, the largest of which covered certain workers at UTC Climate, Controls & Security's Carrier manufacturing facility in Indianapolis, Indiana. In 2015, numerous collective bargaining agreements are subject to renegotiation, the largest of which covers certain workers at UTC Climate, Controls & Security's Carrier facility in Collierville, Tennessee. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations, we do not anticipate that the renegotiation of these contracts in 2015 will have a material adverse effect on our competitive position, cash flows, financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see Item 1A, “Risk Factors” in this Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to the Consolidated Financial Statements in our 2014 Annual Report.
For a discussion of other matters which may affect our competitive position, cash flows, financial condition or results of operations, including the risks of our international operations, see the further discussion under the headings “General” and “Description of Business by Segment” in this section, Item 1A, “Risk Factors” in this Form 10-K, and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report.

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

•	challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;

•	future levels of indebtedness and capital spending and research and development spending;

•	future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;

•	delays and disruption in delivery of materials and services from suppliers;

•	customer and Company directed cost reduction efforts and restructuring costs and savings and other consequences thereof;

•	new business opportunities;

•	our ability to realize the intended benefits of organizational changes;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	future repurchases of our common stock;

•	the outcome of legal proceedings, investigations and other contingencies;

•	pension plan assumptions and future contributions;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the effect of changes in political conditions in the U.S. and other countries in which we operate; and

•	the effect of changes in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we operate.
In addition, this Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the “Notes to Consolidated Financial Statements” under the heading “Note 17: Contingent Liabilities,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Results of Operations,” “Liquidity and Financial Condition,” and “Critical Accounting Estimates,” and the section titled “Risk Factors.”

This Form 10-K also includes important information as to these factors in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole,” and in the “Legal Proceedings” section. Additional important information as to these factors is included in our 2014 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Restructuring Costs,” “Environmental Matters” and “Governmental Matters.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

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
Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries.
The results of our commercial and industrial businesses, which generated approximately 45 percent of our consolidated sales in 2014, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, global credit market conditions, and other global and political factors. For example, a slowdown in building and remodeling activity can adversely affect the financial performance of Otis and UTC Climate, Controls & Security. In addition, the financial performance of UTC Climate, Controls & Security can also be influenced by production and utilization of transport equipment and, particularly in its residential business, weather conditions.
The results of our commercial and military aerospace businesses, which generated approximately 55 percent of our consolidated sales in 2014, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown significant improvement, uncertainty continues to exist. In addition, capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, bankruptcies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, cost reduction efforts and backlog levels. Any of these conditions could reduce the sales and margins of our aerospace businesses. Other factors, including future terrorist actions, pandemic health issues or major natural disasters, could also dramatically reduce the demand for air travel, which could negatively impact the sales and margins of our aerospace businesses. Additionally, because a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2015, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. U.S. Government deficit reduction measures, Congressional disputes over budgets and debt ceilings and the impact of sequestration have increased market uncertainty and adversely affected our military businesses. Should these factors continue and overall U.S. Government defense spending decline, it could result in significant reductions to revenue, cash flow, profit and backlog for our military businesses. One or more of the programs that we currently support or are currently pursuing could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could have a material adverse effect on our competitive position, cash flows, results of operations or financial condition.
Our Business May Be Affected by Government Contracting Risks.
U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. Government contracting environment we will continue to be, the subject of U.S. Government investigations relating to certain of our U.S. Government contracts. If we or one of our business units were charged with wrongdoing as a result of any U.S. Government investigation (including violation of certain environmental or export laws, as further described below), the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. Government could subject us to fines, penalties, repayments and treble and other damages, and/or bar us from bidding on or receiving new awards of U.S. Government contracts. The U.S. Government could void any contracts found to be tainted by fraud. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years.
Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Foreign Currency Fluctuations, Economic Conditions and Changes in Local Government Regulation.
We conduct our business on a global basis, with approximately 61 percent of our 2014 total segment sales derived from international operations, including U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (especially the commercial businesses and P&W Canada), where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins also may be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. Dollar against other major foreign currencies could adversely affect our results of operations.
The majority of sales in the aerospace businesses are transacted in U.S. Dollars, consistent with established industry practice, while the majority of costs at locations outside the U.S. are incurred in the applicable local currency (principally the Euro, the Canadian Dollar, and the Polish Zloty). For operating units with U.S. Dollar sales and local currency costs, there is foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales. See Note 1 and Note 14 to the Consolidated Financial Statements in our 2014 Annual Report for further discussion of our hedging strategies.
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
In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Indonesia, Mexico, Poland, Russia, South Africa and countries in the Middle East, that carry high levels of currency, political, compliance and economic risk. We expect that sales to emerging markets will continue to account for a significant portion of our sales as our business evolves and as these and other developing nations and regions around the world increase their demand for our products. Emerging market operations can present many risks, including cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
Our Debt Levels and Related Debt Service Obligations Could Have Negative Consequences; Our Ability to Access Debt May Be Affected by Changes in Global Capital Markets, Our Financial Performance or Outlook or Our Credit Ratings.
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

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions; and

•	exposing us to interest rate risk because a portion of our debt obligations are at variable rates.
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
We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Of particular note, Pratt & Whitney is currently developing the PurePower PW1000G Geared TurboFan engine to power various aircraft, including the A320neo family of aircraft, which is scheduled to enter into service in 2015.  The level of orders received for the PurePower family of engines coupled with a requirement to achieve mature production levels in a very short timeframe are necessitating significant additional manufacturing and supply chain capacity. If our production ramp-up efforts are delayed or if suppliers cannot timely deliver or perform to our standards, we may not meet customers’ production schedules, which could result in material additional costs, including penalties that could be assessed under existing contractual provisions. Our ability to realize the anticipated benefits of our technological advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier and internally-produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of our products and products that incorporate technologies we develop. For example, certain of our aerospace products are incorporated into larger systems and end products manufactured by our customers. These systems and end products may incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and market acceptance of these larger systems and end products could affect the level of customer interest and acceptance of our own products in the marketplace.
Any development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, helicopters, aircraft systems and components and other products currently in development or pending required certifications. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. In addition, we may face customer directed cost reduction targets that could have a material adverse effect on the profitability of our contracts. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
We Are Subject to Product Safety, Litigation, Environmental and Other Legal Compliance Risks.
We are subject to a variety of litigation and legal compliance risks. These risks include, among other things, possible liability relating to product safety, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages). As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. Product recalls and product liability claims (including claims related to the safety or reliability of our products) can result in significant costs, including fines, as well as negative publicity, management distraction and damage to our reputation that could reduce demand for our products and services. For a description of current legal proceedings, see "Legal Proceedings" in in this Form 10-K.
In addition, the FCPA and other anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to the FCPA and foreign and other anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite meaningful measures that we undertake to seek to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent our employees or agents from violating the FCPA or similar laws. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Additional Tax Expense or Additional Tax Exposures Could Affect Our Future Profitability.
We are subject to income taxes in the United States and various international jurisdictions. Changes in tax laws and regulations, as well as changes and conflicts in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions, and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional investigations, proceedings and contingencies will arise from time to time. Our competitive position, cash flows, results of operation or financial condition may be affected by the outcome of investigations, proceedings and other contingencies that cannot be predicted with certainty.
See Notes 11 and 17 to the Consolidated Financial Statements in our 2014 Annual Report for further discussion on income taxes and related contingencies.

We May Be Unable to Realize Expected Benefits From Our Cost Reduction and Restructuring Efforts and Our Profitability May Be Hurt or Our Business Otherwise Might Be Adversely Affected.
In order to operate more efficiently and control costs, we announce from time to time restructuring plans, which include workforce reductions as well as global facility consolidations and other cost reduction initiatives. These plans are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings. We may undertake further workforce reductions or restructuring actions in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include unforeseen delays in implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Our Business and Financial Performance May Be Adversely Affected By Attacks on our Information Technology Infrastructure and Other Business Disruptions.
Our business may be impacted by disruptions, including information technology attacks or failures, threats to physical security, as well as damaging weather or other acts of nature, pandemics or other public health crises. Cybersecurity threats, in particular, are evolving and include, but are not limited to, both attacks to our IT infrastructure and attacks to the IT infrastructure of third parties in attempts to gain unauthorized access to confidential, classified or otherwise proprietary information of us and/or our employees, customers and other third parties. Such cybersecurity attacks could result in disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). We have experienced cybersecurity attacks and may continue to experience them going forward, potentially with more frequency. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

	Number of Facilities - Owned
Location	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Sikorsky	Other	Total
Manufacturing:
North America	1	9	27	39	8	—	84
Europe & Middle East	5	7	3	18	—	—	33
Asia	1	1	9	4	—	—	15
Emerging Markets*	12	21	7	11	1	—	52
	19	38	46	72	9	—	184
Non-Manufacturing:
North America	3	16	32	9	4	13	77
Europe & Middle East	16	12	—	6	—	—	34
Asia	—	7	1	—	1	—	9
Central and Latin America	—	1	—	—	—	—	1
Emerging Markets*	2	7	3	2	—	—	14
	21	43	36	17	5	13	135

	Number of Facilities - Leased
Location	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Sikorsky	Other	Total
Manufacturing:
North America	—	4	10	20	16	—	50
Europe & Middle East	—	2	4	6	—	—	12
Asia	—	—	3	1	—	—	4
Emerging Markets*	3	4	—	8	—	—	15
	3	10	17	35	16	—	81
Non-Manufacturing:
North America	4	38	13	13	12	9	89
Europe & Middle East	9	38	1	4	—	—	52
Asia	1	6	1	1	—	—	9
Emerging Markets*	11	17	3	2	—	—	33
	25	99	18	20	12	9	183

*	For purposes of this table, our definition of emerging markets is developed using the countries included in the MSCI Emerging Markets IndexSM.
Our fixed assets as of December 31, 2014 include manufacturing facilities and non-manufacturing facilities such as warehouses set forth in the tables above and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2014 are in good operating condition, are well-maintained and substantially all are generally in regular use.

Item 3. Legal Proceedings
Export Violations
A significant portion of our activities are subject to export control regulation by the U.S. Department of State (State Department) under the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR). From time to time, we identify, investigate, remediate and voluntarily disclose to the Office of Defense Trade Controls Compliance (DTCC) potential violations of the AECA and ITAR. DTCC administers the State Department’s authority under the AECA and

ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Most of our voluntary disclosures are resolved without the imposition of penalties or other sanctions. However, as previously disclosed, in November 2011, DTCC informed us that it was reviewing certain of our voluntary disclosures filed since 2005 and believed some of these disclosures could constitute deficiencies warranting penalties and sanctions. In connection with the above, on June 28, 2012, we entered into a Consent Agreement (CA) with DTCC to resolve a Proposed Charging Letter that references approximately 45 of our previous disclosures. The CA has a four-year term, and provides that we will: (1) pay a civil penalty of $55 million, up to $20 million of which can be suspended based on qualifying compliance investments made by us prior to or during the term of the CA; (2) appoint, subject to DTCC approval, an outside Special Compliance Official (SCO) to oversee our compliance with the CA and the AECA and ITAR; (3) continue and undertake additional remedial actions to strengthen AECA and ITAR compliance, with emphasis on human resources and organization, training, automation, and security of electronic data; and (4) sponsor two Company-wide outside compliance audits during the term of the CA.
The voluntary disclosures addressed in the CA include disclosures made in 2006 and 2007 regarding the export by legacy Hamilton Sundstrand to P&WC of certain modifications to dual-use electronic engine control software, and the re-export by P&WC of those software modifications and subsequent P&WC-developed modifications to China during the period 2002-2004 for use in the development of the Z-10 Chinese military helicopter. As previously disclosed, the DOJ separately conducted a criminal investigation of the matters addressed in these disclosures, as well as the accuracy, adequacy, and timeliness of the disclosures. We cooperated with the DOJ’s investigation. On June 28, 2012, the U.S. Attorney for the District of Connecticut filed a three-count criminal information alleging: (1) that in 2002-2003, P&WC caused legacy Hamilton Sundstrand to export ITAR-controlled software modifications to Canada and re-exported them to China without the required license; (2) that in 2006, P&WC, legacy Hamilton Sundstrand and UTC made false statements in disclosures to DTCC regarding these AECA and ITAR violations; and (3) that P&WC and legacy Hamilton Sundstrand violated a separate provision of the AECA and ITAR by failing timely to notify DTCC of the unlicensed software shipments to China. P&WC pleaded guilty to violating the AECA and the ITAR and making false statements as alleged, and was sentenced to probation and to pay fines and forfeitures totaling $6.9 million. P&WC, legacy Hamilton Sundstrand and UTC (the UTC Entities) entered into a Deferred Prosecution Agreement (DPA) regarding the remaining offenses charged with respect to each UTC Entity. The DPA has a two-year term, and provides that the UTC Entities will: (1) pay an additional penalty of $13.8 million; (2) appoint, subject to DOJ approval, an independent monitor (who may be the same person as the SCO appointed under the CA) to oversee compliance with the DPA; (3) provide annual senior officer certifications that all known violations of the AECA and ITAR, Export Administration Regulations and sanctions regimes implemented under the International Emergency Economic Powers Act occurring after the execution date of the DPA have been reported by UTC, its subsidiaries, and its majority-owned or controlled affiliates to the appropriate official(s) of the U.S. Government; (4) cooperate with law enforcement in specified areas; and (5) implement specified compliance training initiatives. On July 9, 2014, the U.S. Attorney for the District of Connecticut, having determined that the UTC Entities were in full compliance with all of their obligations under the DPA, moved to dismiss with prejudice the remaining offenses charged with respect to each UTC Entity. On July 14, 2014, the United States District Court for the District of Connecticut granted this motion, and the DPA is now concluded.
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
Pratt & Whitney Grand Jury Subpoena
 Pratt & Whitney received a subpoena in May 2012 issued by a federal grand jury in Connecticut, requesting documents related to Pratt & Whitney’s use in certain military engines of titanium procured from suppliers that potentially did not conform to underlying contract specifications. Pratt & Whitney conducted an internal investigation and continues to cooperate fully with the government’s investigation. We cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the investigation.
Telephone Consumer Protection Act
UTC Fire & Security Americas Corporation, Inc. (UTCFS) has been named as a defendant in numerous putative class actions that were filed on behalf of purported classes of persons who allege that third-party entities placed “robocalls” and/or placed calls to numbers listed on the “Do Not Call Registry” on behalf of UTCFS in contravention of the Telephone Consumer Protection Act (TCPA). In each putative class action suit, plaintiffs seek injunctive relief and monetary damages. Each violation under the TCPA provides for $500 in statutory damages or up to $1,500 for any willful violation. We assert that the third-party entities that initiated the calls were not acting on our behalf in making any such calls. We believe that UTCFS has meritorious defenses to these claims. We are presently unable to estimate the damages for which UTCFS could be liable in the event plaintiffs prevail in one or more of these cases.
DOJ/SEC Investigations
As previously disclosed, in December 2013 and January 2014, UTC made voluntary disclosures to the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC) Division of Enforcement and the United Kingdom’s Serious Fraud Office to report the status of its internal investigation regarding a non-employee sales representative retained by United Technologies International Operations, Inc. (UTIO) and IAE for the sale of Pratt & Whitney and IAE engines and aftermarket services, respectively, in China.  On April 7, 2014, the SEC notified UTC that it was conducting a formal investigation and issued a subpoena to UTC.  UTC recently extended its tolling agreement with the SEC and continues to cooperate fully with the investigations relating to its aerospace and commercial businesses in China. Because the investigations are ongoing, we cannot predict the outcome or the consequences thereof at this time.
At the outset of the internal investigation, UTIO and IAE suspended all commission payments to the sales representative, and UTIO and IAE have not resumed making any payments. This led to two claims by the sales representative for unpaid commissions: a civil lawsuit filed against UTIO and UTC and an arbitration claim against IAE.  In December 2014, the sales representative voluntarily dismissed the lawsuit and agreed to withdraw the arbitration claim, each without prejudice to allow the sales representative to re-assert the claims, but only on or after January 1, 2016. We anticipate that we would contest any future claim, and do not believe that the resolution of a future lawsuit or arbitration by the sales representative would have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Sikorsky Government Contract Claim
As previously disclosed, on October 14, 2014, the United States Government filed a complaint in the United States District Court for the Eastern District of Wisconsin alleging that Sikorsky and two of its wholly-owned subsidiaries, Derco Aerospace (Derco) and Sikorsky Support Services, Inc. (SSSI), violated the False Claims Act in connection with a contract that the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft.  SSSI subcontracted with Derco primarily to procure and manage the spare parts for the training aircraft. The Government alleges that SSSI overbilled the Navy on the contract because Derco added profit and overhead costs to the price of the spare parts that Derco procured and then sold to SSSI. The Government also claims that SSSI submitted false Certificates of Final Indirect Costs in the years 2006 through 2012. We believe that Derco was lawfully permitted to add profit and overhead to the cost of the parts, and maintain that SSSI did not submit any false certificates. We also believe that we have other substantial legal and factual defenses to the government’s claims.
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
Mos Otis FAS Investigation
Following inspections carried out by the Russian Federal Anti-monopoly Service (FAS) at the offices of Mos Otis and the production of documents by Mos Otis, in October 2014 FAS notified Mos Otis that it had found indications of violations of Russian competition law in the market for maintenance of unified dispatch systems, which remotely monitor elevators and dispatch service technicians in Moscow.  Mos Otis is an indirectly owned and controlled joint venture between Otis and the City of Moscow. FAS has not pursued an administrative action against Mos Otis to date, but the matter remains open.  At this time, we cannot reasonably estimate the range of any potential loss or impact to the business that may result.

Asbestos Litigation
Like many other industrial companies in recent years, we or our subsidiaries have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of our products or premises. While we have never manufactured asbestos and no longer incorporate it in any currently-manufactured products, certain of our historical products, like those of many other manufacturers, have contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been covered by our insurance or other forms of indemnity or have been dismissed without payment. The remaining closed cases have been resolved for amounts that are not material individually or in the aggregate.
In addition, we are subject to a number of other lawsuits, investigations and claims (some of which involve substantial amounts). For a discussion of contingencies related to certain other legal proceedings, see Note 17 to the Consolidated Financial Statements in our 2014 Annual Report, which is incorporated by reference herein.
Except as indicated herein or in Note 17 to the Consolidated Financial Statements in our 2014 Annual Report, we do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
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
The Performance Graph and Comparative Stock Data appearing in our 2014 Annual Report, filed as Exhibit 13 to this Form 10-K, containing the following data relating to our common stock: total shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends, are incorporated herein by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended December 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2014	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Maximum Number of Shares that may yet be Purchased Under the Program (000's)
October 1 - October 31	2,565	$103.01	2,565	39,060
November 1 - November 30	1,054	107.82	1,054	38,006
December 1 - December 31	244	112.29	244	37,762
Total	3,863	$104.91	3,863

We repurchase shares under a program announced on February 4, 2013, which authorized the repurchase of up to 60 million shares of our common stock. Under this current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Fewer than 200 shares were reacquired in transactions outside the program during the quarter ended December 31, 2014.

Item 6.	Selected Financial Data
The Five-Year Summary appearing in our 2014 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference. See “Notes to Consolidated Financial Statements” in our 2014 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five-Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
For information concerning market risk sensitive instruments, see discussion under the heading “Market Risk and Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report, filed as Exhibit 13 to this Form 10-K, and under the heading “Foreign Exchange and Hedging Activity” and "Financial Instruments" in Note 1 and in Note 14, respectively, to the Consolidated Financial Statements in our 2014 Annual Report, filed as Exhibit 13 to this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The 2014 and 2013 Consolidated Balance Sheet, and other consolidated financial statements for the years ended 2014, 2013 and 2012, together with the report thereon of PricewaterhouseCoopers LLP dated February 5, 2015 in our 2014 Annual Report, filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference. The 2014 and 2013 unaudited Selected Quarterly Financial Data appearing in our 2014 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the President & Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Acting Controller and Assistant Controller, Financial Reporting (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in our 2014 Annual Report.
On November 23, 2014, Louis Chênevert retired as CEO and Chairman of the Board of Directors of the Company (the Board). On the same day, the Board appointed Gregory J. Hayes, the Company's CFO, to serve as President and CEO of the Company and as a member of the Board and appointed Peter F. Longo to serve as the Company's Acting Chief Financial

Officer. On December 9, 2014, the Company announced the appointment of Akhil Johri as the Company's Senior Vice President and CFO, effective January 1, 2015. The Company continued to maintain effective internal controls over financial reporting throughout this period. There has been no other material change in our internal control over financial reporting during the quarter ended December 31, 2014.

Item 9B.	Other Information
Appointment of Principal Accounting Officer
On February 2, 2015, the Company’s Board of Directors elected Neil G. Mitchill, Jr., 39, Vice President and Controller and principal accounting officer, effective February 6, 2015. Mr. Mitchill will report to Akhil Johri, Senior Vice President and Chief Financial Officer, who will continue as principal financial officer of the Company.
Mr. Mitchill joined the Company on September 2, 2014 as Vice President Global Financial Services. Prior to joining UTC, Mr. Mitchill worked in public accounting for over sixteen years and was a partner with PricewaterhouseCoopers LLP’s Assurance practice group for the six years immediately prior to leaving the firm on August 31, 2014.
Amendments to Bylaws
In connection with the election of Edward A. Kangas as non-executive Chairman, effective November 23, 2014, on February 2, 2015, the UTC Board of Directors approved changes to the Company’s Bylaws to reflect the addition of the role of non-executive Chairman of the Board. The changes adopted include changes to the following sections of the Bylaws:
Section 2.2 was amended to include a paragraph permitting the Board to elect from among the Directors a Chairman and one or more Vice Chairmen. Section 4.1 of the Bylaws previously specified that the elected officers of UTC would include a Chairman.
Section 2.17 was added to describe the duties of the Chairman, which had previously been described in Section 4.2 of the Bylaws.
Section 4.1 was amended to clarify that the elected officers of the Company may include a Chairman, rather than specifying that the elected officers of the Company would include a Chairman.
The foregoing description of the changes to the Company’s Bylaws is qualified in its entirety by reference to the complete text of the Bylaws, as restated and amended, effective February 2, 2015, which is filed as Exhibit 3(ii) to this Form 10-K and is incorporated herein by reference.
Section 13(r)(1)(D)Disclosures
The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (Exchange Act) as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency:
In the Company’s Form 10-Q report for the quarterly period ended on September 30, 2014, the Company disclosed, under the heading “Other” in the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in each such report, activities as required by Section 13(r)(1)(D) of the Securities Exchange Act of 1934, as amended (Exchange Act). Such disclosures are incorporated herein by reference.
The following activities are disclosed as required by Section 13(r)(1)(D) of the Exchange Act:
As part of UTC's on-going efforts to identify and terminate transactions with the Government of Iran, we recently determined that three non-U.S. subsidiaries operating through the UTC Climate, Controls & Security segment, sold fire safety products and related installation, maintenance and inspection services to certain Iranian parties located in France, Switzerland and the United Kingdom in 2012, 2013, and 2014. Each of the Iranian parties to the transactions described below has been designated by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) as an entity owned or controlled by the Government of Iran. With respect to Bank Melli Iran, Melli Bank PLC, Bank Sepah, Bank Sepah International PLC, and IranAir, these parties have also been designated by OFAC as blocked pursuant to Executive Order No. 13382. With respect to Bank Saderat Iran, this party has also been designated by OFAC as blocked pursuant to Executive Order No. 13224. A portion of the 2012 transactions and all of the 2013 and 2014 transactions took place after the President issued Executive Order 13628 on October 9, 2012, which implemented Section 218 of the Iran Threat Reduction and Syria Human Rights Act by prohibiting any entity owned or controlled by a U.S. person and established or maintained outside the U.S. from knowingly engaging in any transaction, directly or indirectly, with the Government of Iran. Accordingly, UTC has filed appropriate disclosures with OFAC.

In 2012, 2013, and 2014, Chubb France SCS (Chubb France), a company organized under the laws of France, sold fire safety equipment and services to the Paris offices of Bank Sepah, Bank Saderat Iran, Bank Melli Iran, and IranAir. In 2012, Chubb France sold approximately $4,324.75 in the aggregate in fire safety equipment and services to these parties, with a net profit of $164.35. Approximately $1,175.18 of the 2012 payments were received before October 9, 2012 and were not prohibited by applicable law when received. In 2013, Chubb France sold approximately $2,402.99 in the aggregate in fire safety equipment and services to these parties, with a net profit of $91.32. In 2014, Chubb France sold approximately $22,070.81 in the aggregate in fire safety equipment and services to these parties, with a net profit of $1,378.48. Chubb France has informed each of these parties that it has terminated the relationships and will not provide further fire safety equipment or maintenance inspection services.
In 2012, 2013, and 2014, Chubb Fire & Security Limited (Chubb UK), a company organized under the laws of the United Kingdom, sold fire safety products and provided related maintenance inspection services to Petrochemical Commercial Company (U.K.) Limited (Petrochemical). In 2012, Chubb UK sold approximately $7,422.75 in the aggregate in fire safety equipment and services to Petrochemical, with a net profit of $442.83. Approximately $7,834.23 of the 2012 payments were received before October 9, 2012 and were not prohibited by applicable law when received. In 2013, Chubb UK sold approximately $10,078.17 in the aggregate in fire safety equipment and services to Petrochemical, with a net profit of $1,224.64. In 2014, Chubb UK sold approximately $2,243.10 in the aggregate in fire safety equipment and services to Petrochemical, with a net profit of $404.18. Chubb UK has informed Petrochemical that it has terminated the relationship and will not provide further fire safety equipment or maintenance inspection services.
In 2012, 2013, and 2014, Security Monitoring Centres Limited (SMC), a sister company of Chubb UK organized under the laws of the United Kingdom, provided security alarm monitoring services to the London office of Melli Bank PLC. SMC provided security alarm monitoring services to the London office of Bank Sepah International PLC in 2014. SMC provided the monitoring services to the Iranian banks pursuant to a contract between SMC and Total Security Systems Ltd. (Total Security), a third-party company organized under the laws of the United Kingdom. Total Security had contracts with the two Iranian banks to maintain and monitor their security alarm systems, and Total Security subcontracted the monitoring work to SMC. The contract between Total Security and SMC provides that Total Security will pay SMC a lump sum of $17,526 per year, in exchange for SMC providing monitoring services to 120 of Total Security’s customers. In 2012, SMC received total payments and net profit of approximately $868.90 and $230.28, respectively, for services provided to Melli Bank PLC. In 2013, SMC received total payments and net profit of approximately $857.14 and $229.69, respectively, for monitoring services provided to Melli Bank PLC. In 2014, SMC received total payment and net profit of approximately $961.74 and $381.01, respectively, for monitoring services provided to Melli Bank PLC and Bank Sepah International PLC. SMC has informed Total Security that it has terminated the monitoring services to both Iranian banks and will not provide further services.
In 2012 and 2013, Sicli Materiel-Incendie S.A. (Sicli Switzerland), a company organized under the laws of Switzerland, sold fire safety products and provided related maintenance inspection services to the Delegation and Permanent Representative of the Islamic Republic of Iran to the United Nations Office in Geneva, Switzerland. In 2012, Sicli Switzerland sold approximately $657.17 in the aggregate in fire safety equipment and services to the Permanent Representative of Iran, with a net profit of approximately $115.12. The 2012 payments took place before October 9, 2012 and were not prohibited by applicable law when received. In 2013, Sicli Switzerland sold approximately $159.13 in fire safety equipment and services to the Delegation of Iran, with a net profit of approximately $32.16. Sicli Switzerland has discontinued the services to the Delegation and Permanent Representative and will not provide further fire safety equipment or maintenance inspection services.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2015 Annual Meeting of Shareowners titled “Election of Directors” (under the subheading “Nominees”) and “Corporate Governance” (including under the subheadings “Board Committees,” “Audit Committee” and “Committee on Nominations and Governance”).
Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2010	Age as of 2/5/2015
Paul R. Adams	President, Pratt & Whitney (since January 2014)	Chief Operating Officer, Pratt & Whitney; Senior Vice President Operations & Engineering, Pratt & Whitney; Senior Vice President Engineering, Pratt & Whitney	53

Elizabeth B. Amato	Senior Vice President, Human Resources and Organization, United Technologies Corporation (since August 2012)	Vice President, Human Resources, UTC Climate, Controls & Security; Vice President, Human Resources, Carrier Corporation; Vice President, Human Resources, Pratt & Whitney	58

Geraud Darnis	President & Chief Executive Officer, UTC Building & Industrial Systems (since September 2013)	President & Chief Executive Officer, UTC Climate, Controls & Security; President, Carrier Corporation	55

Michael R. Dumais	Senior Vice President, Strategic Planning, United Technologies Corporation (since January 2015)	President, Power, Controls & Sensing Systems, UTC Aerospace Systems; President, Hamilton Sundstrand; Vice President and General Manager Customer Service, Hamilton Sundstrand	47

Charles D. Gill	Senior Vice President and General Counsel, United Technologies Corporation (since 2007)	___	50

David L. Gitlin	President, UTC Aerospace Systems (since January 2015)	President, Aircraft Systems, UTC Aerospace Systems; Vice President of Integration - UTC Propulsion & Aerospace Systems; President, Aerospace Customers & Business Development, Hamilton Sundstrand; President, Auxiliary Power, Engine & Control Systems, Hamilton Sundstrand	45

Gregory J. Hayes	President and Chief Executive Officer, United Technologies Corporation (since November 2014)	Senior Vice President and Chief Financial Officer, United Technologies Corporation	54

Akhil Johri	Senior Vice President and Chief Financial Officer, United Technologies Corporation (since January 2015)	Chief Financial Officer, Pall Corporation; Vice President of Finance and Chief Financial Officer of UTC Propulsion & Aerospace Systems; Vice President Financial Planning and Investor Relations, United Technologies Corporation	53

Michael B. Maurer	President, Sikorsky Aircraft (since July 2012)	President, Sikorsky Military Systems, Sikorsky Aircraft; Senior Vice President, Operations, Sikorsky Aircraft	54

Thomas I. Rogan	Vice President, Treasurer, United Technologies Corporation (since 2001)	___	62
All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.
Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2015 Annual Meeting of Shareowners titled “Other Information” under the heading “Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.utc.com/Governance/Ethics/Code+of+Ethics. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Committee on Nominations and Governance, Public Issues Review Committee and Committee on Compensation and Executive Development are available on our website at http://www.utc.com/Governance/Board+of+Directors. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, United Technologies Building, Investor Relations, Hartford, CT 06101.

Item 11.	Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2015 Annual Meeting of Shareowners titled “Executive Compensation,” “Compensation of Directors” and “Report of Committee on Compensation and Executive Development.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections of our Proxy Statement for the 2015 Annual Meeting of Shareowners titled “Stock Ownership Information.”
Equity Compensation Plan Information
The following table provides information as of December 31, 2014 concerning Common Stock issuable under UTC’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	19,643,000	(1)	$76.81	52,880,000	(2)
Equity compensation plans not approved by shareowners	—	(3)	—	—
Total	19,643,000		$76.81	52,880,000

(1)
Consists of: (i) shares of Common Stock issuable upon the exercise of outstanding stock options awarded under the 1989 Long-Term Incentive Plan (1989 LTIP), the United Technologies Corporation Long-Term Incentive Plan, as amended (“LTIP”) and the Non-Employee Director Stock Option Plan (“Non-Employee Director Plan”); (ii) shares of Common Stock issuable upon the exercise of outstanding Stock Appreciation Rights (SARs) awarded under the LTIP, and (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level. Under the LTIP, each SAR referred to in clause (ii) is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs as reflected in Column (a) above, we have used the NYSE closing price for a share of Common Stock on December 31, 2014 of $115.00. The amount of shares of Common Stock referred to in clause (iii) above includes 1,495,000 restricted shares and restricted share units and 2,532,000 performance share units at the target level. Up to an additional 2,532,000 shares of Common Stock could be issued if performance goals are achieved above target. The weighted average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clause (i) and (ii).

(2)
Represents the maximum number of shares of Common Stock available to be awarded under the LTIP as of December 31, 2014. Awards will result in a reduction in the number of shares of Common Stock available for delivery under the LTIP in an amount equal to 4.03 times the number of shares to which the award corresponds. Stock options and stock appreciation rights do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the LTIP on a one-for-one basis.

(3)
All awards issued under the former UTC Employee Stock Option Plan have either been exercised or have expired. Effective April 14, 2005, all equity incentive compensation awards are issued under the shareowner-approved LTIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2015 Annual Meeting of Shareowners titled “Election of Directors” (under the subheading “Nominees”), “Corporate Governance” (under the subheading “Director Independence”) and “Other Information” (under the subheading “Transactions with Related Persons”).

Item 14.	Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2015 Annual Meeting of Shareowners titled “Appointment of a Firm of Independent Registered Public Accountants to Serve as Independent Auditor for 2015,” including the information provided in that section with regard to “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated herein by reference to the 2014 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2014:

Page Number in Form 10-K

SCHEDULE I—Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

SCHEDULE II—Valuation and Qualifying Accounts	S-II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:
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

3(ii)	Bylaws as amended and restated effective February 2, 2015.*

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

10.14	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as Amended and Restated, effective as of December 23, 2014.*

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

10.19
United Technologies Corporation Long-Term Incentive Plan, as amended and restated effective April 28, 2014, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on May 2, 2014.

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

10.34	Separation Agreement entered into as of January 16, 2015 between Louis R. Chênevert and United Technologies Corporation.*

11	Statement Re: Computation of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Excerpts from UTC’s 2014 Annual Report to Shareowners for the year ended December 31, 2014.*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/Governance/Ethics/Code+of+Ethics.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of John V. Faraci, Jean-Pierre Garnier, Edward A. Kangas, Ellen J. Kullman, Marshall O. Larsen, Harold W. McGraw III, Richard B. Myers, H. Patrick Swygert, André Villeneuve and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20141231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20141231.xsd)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20141231_cal.xml)

101.DEF	XBRL Taxonomy Definition Linkbase Document.* File name: : utx-20141231_def.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20141231_lab.xml)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20141231_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.31 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the three years ended December 31, 2014, (ii) Consolidated Statement of Comprehensive Income for the three years ended December 31, 2014, (iii) Consolidated Balance Sheet as of December 31, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the three years ended December 31, 2014, (v) Consolidated Statement of Changes in Equity for the three years ended December 31, 2014, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By:	/s/ AKHIL JOHRI
Akhil Johri
Senior Vice President and Chief Financial Officer

By:	/s/ JOHN E. STANTIAL
John E. Stantial
Acting Controller and Assistant Controller, Financial Reporting

Date: February 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. HAYES	Director, President & Chief Executive Officer (Principal Executive Officer)	February 5, 2015
(Gregory J. Hayes)

/s/ AKHIL JOHRI	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 5, 2015
(Akhil Johri)

/s/ JOHN E. STANTIAL	Acting Controller and Assistant Controller, Financial Reporting	February 5, 2015
(John E. Stantial)

/s/ JOHN V. FARACI *	Director
(John V. Faraci)

/s/ JEAN-PIERRE GARNIER*	Director
(Jean-Pierre Garnier)

/s/ EDWARD A. KANGAS *	Director
(Edward A. Kangas)

/s/ ELLEN J. KULLMAN *	Director
(Ellen J. Kullman)

/s/ MARSHALL O. LARSEN *	Director
(Marshall O. Larsen)

/s/ HAROLD W. MCGRAW III *	Director
(Harold W. McGraw III)

/s/ RICHARD B. MYERS *	Director
(Richard B. Myers)

/s/ H. PATRICK SWYGERT *	Director
(H. Patrick Swygert)

/s/ ANDRÉ VILLENEUVE *	Director
(André Villeneuve)

/s/ CHRISTINE TODD WHITMAN *	Director
(Christine Todd Whitman)

*By:	/s/ CHARLES D. GILL
Charles D. Gill Senior Vice President and General Counsel, as Attorney-in-Fact

Date: February 5, 2015

SCHEDULE I
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors
of United Technologies Corporation:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 5, 2015 appearing in the 2014 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 5, 2015

S-I

SCHEDULE II
UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three years ended December 31, 2014
(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 2011	$456
Provision charged to income	72
Doubtful accounts written off (net)	(23)
Other adjustments	12
Balance December 31, 2012	517
Provision charged to income	74
Doubtful accounts written off (net)	(68)
Other adjustments	20
Balance December 31, 2013	543
Provision charged to income	93
Doubtful accounts written off (net)	(91)
Other adjustments	(41)
Balance December 31, 2014	$504
Future Income Tax Benefits—Valuation allowance:
Balance December 31, 2011	977
Additions charged to income tax expense	124
Additions charged to goodwill, due to acquisitions	71
Reductions credited to income tax expense	(245)
Other adjustments	(23)
Balance December 31, 2012	904
Additions charged to income tax expense	134
Additions charged to goodwill, due to acquisitions	12
Reductions credited to income tax expense	(52)
Other adjustments	(56)
Balance December 31, 2013	942
Additions charged to income tax expense	91
Reductions credited to income tax expense	(55)
Other adjustments [1]	(366)
Balance December 31, 2014	$612

Note 1: Included in Other adjustments for the year ended December 31, 2014 are reductions in valuation allowances associated with an agreement with a state taxing authority for the monetization of tax credits.

S-II