Form 10-Q
period 2015-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2015-04-24
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
At March 31, 2015 there were 890,201,794 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2015

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2015	2014
Net Sales:
Product sales	$10,373	$10,692
Service sales	4,168	4,053
	14,541	14,745
Costs and Expenses:
Cost of products sold	7,830	8,081
Cost of services sold	2,693	2,609
Research and development	602	624
Selling, general and administrative	1,563	1,596
	12,688	12,910
Other income, net	421	263
Operating profit	2,274	2,098
Interest expense, net	218	225
Income before income taxes	2,056	1,873
Income tax expense	558	567
Net income	1,498	1,306
Less: Noncontrolling interest in subsidiaries' earnings	72	93
Net income attributable to common shareowners	$1,426	$1,213
Earnings Per Share of Common Stock:
Basic	$1.60	$1.35
Diluted	$1.58	$1.32
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Net income	$1,498	$1,306
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	(705)	(109)
Reclassification adjustments for (gain) loss on sale of an investment in a foreign entity recognized in Other income, net	(2)	3
	(707)	(106)
Pension and post-retirement benefit plans
Pension and post-retirement benefit plans adjustments during the period	52	19
Amortization of actuarial loss, prior service cost and transition obligation	217	104
	269	123
Tax expense	(97)	(40)
	172	83
Unrealized gain on available-for-sale securities
Unrealized holding gain arising during period	86	32
Reclassification adjustments for gain included in Other income, net	(28)	(24)
	58	8
Tax expense	(22)	(3)
	36	5
Change in unrealized cash flow hedging
Unrealized cash flow hedging loss arising during period	(184)	(80)
Loss reclassified into Product sales	57	18
	(127)	(62)
Tax benefit	36	12
	(91)	(50)
Other comprehensive loss, net of tax	(590)	(68)
Comprehensive income	908	1,238
Comprehensive income attributable to noncontrolling interest	(32)	(86)
Comprehensive income attributable to common shareowners	$876	$1,152
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$5,281	$5,235
Accounts receivable, net	11,512	11,317
Inventories and contracts in progress, net	10,336	9,865
Future income tax benefits, current	1,893	1,931
Other assets, current	936	1,410
Total Current Assets	29,958	29,758
Customer financing assets	993	978
Future income tax benefits	1,462	1,494
Fixed assets	19,632	19,764
Less: Accumulated depreciation	(10,457)	(10,488)
Fixed assets, net	9,175	9,276
Goodwill	27,557	27,796
Intangible assets, net	15,571	15,560
Other assets	6,611	6,427
Total Assets	$91,327	$91,289
Liabilities and Equity
Short-term borrowings	$2,314	$126
Accounts payable	6,929	6,967
Accrued liabilities	14,616	14,006
Long-term debt currently due	1,870	1,796
Total Current Liabilities	25,729	22,895
Long-term debt	17,809	17,872
Future pension and postretirement benefit obligations	6,494	6,683
Other long-term liabilities	10,993	11,135
Total Liabilities	61,025	58,585
Commitments and contingent liabilities (Note 13)
Redeemable noncontrolling interest	135	140
Shareowners' Equity:
Common Stock	15,032	15,300
Treasury Stock	(24,520)	(21,922)
Retained earnings	45,462	44,611
Unearned ESOP shares	(113)	(115)
Accumulated other comprehensive loss	(7,211)	(6,661)
Total Shareowners' Equity	28,650	31,213
Noncontrolling interest	1,517	1,351
Total Equity	30,167	32,564
Total Liabilities and Equity	$91,327	$91,289
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Operating Activities:
Net income	$1,498	$1,306
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	479	467
Deferred income tax provision	145	44
Stock compensation cost	51	60
Change in:
Accounts receivable	(450)	(66)
Inventories and contracts in progress	(453)	(712)
Other current assets	—	(5)
Accounts payable and accrued liabilities	264	262
Global pension contributions	(45)	(84)
Other operating activities, net	(179)	63
Net cash flows provided by operating activities	1,310	1,335
Investing Activities:
Capital expenditures	(348)	(333)
Investments in businesses	(230)	(17)
Dispositions of businesses	158	123
(Increase) decrease in customer financing assets, net	(14)	12
Increase in collaboration intangible assets	(132)	(142)
Receipts (payments) from settlements of derivative contracts	569	(113)
Other investing activities, net	170	28
Net cash flows provided by (used in) investing activities	173	(442)
Financing Activities:
Issuance of long-term debt, net	10	6
Increase (decrease) in short-term borrowings, net	2,177	(200)
Proceeds from Common Stock issued under employee stock plans	24	86
Dividends paid on Common Stock	(553)	(514)
Repurchase of Common Stock	(3,000)	(335)
Other financing activities, net	(42)	(38)
Net cash flows used in financing activities	(1,384)	(995)
Effect of foreign exchange rate changes on cash and cash equivalents	(53)	(40)
Net increase (decrease) in cash and cash equivalents	46	(142)
Cash and cash equivalents, beginning of year	5,235	4,619
Cash and cash equivalents, end of period	$5,281	$4,477

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at March 31, 2015 and for the quarters ended March 31, 2015 and 2014 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2014 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2014 (2014 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the quarter ended March 31, 2015, our investment in business acquisitions was $247 million, including debt assumed of $17 million, and consisted of the acquisition of the majority interest in a UTC Climate, Controls & Security joint venture and a number of small acquisitions, primarily in our commercial businesses.
As a result of the 2012 transactions related to IAE International Aero Engines AG (IAE), Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 jet engine program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, we have determined that IAE is a variable interest entity with Pratt & Whitney its primary beneficiary, and IAE has, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for IAE in our Condensed Consolidated Balance Sheet as of March 31, 2015 are as follows:

(Dollars in millions)
Current assets	$1,980
Noncurrent assets	928
Total assets	$2,908

Current liabilities	$2,061
Noncurrent liabilities	1,359
Total liabilities	$3,420
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2015 were as follows:

(Dollars in millions)	Balance as of January 1, 2015	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2015
Otis	$1,664	$7	$(81)	$1,590
UTC Climate, Controls & Security	9,408	336	(312)	9,432
Pratt & Whitney	1,481	—	(1)	1,480
UTC Aerospace Systems	14,892	—	(185)	14,707
Sikorsky	347	—	(3)	344
Total Segments	27,792	343	(582)	27,553
Eliminations and other	4	—	—	4
Total	$27,796	$343	$(582)	$27,557

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2015		December 31, 2014
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$1,975	$(1,254)	$2,103	$(1,309)
Patents and trademarks	366	(189)	361	(190)
IAE collaboration	3,003	(32)	2,872	(20)
Customer relationships and other	12,267	(2,665)	12,189	(2,623)
	17,611	(4,140)	17,525	(4,142)
Unamortized:
Trademarks and other	2,100	—	2,177	—
Total	$19,711	$(4,140)	$19,702	$(4,142)
Customer relationship intangible assets include payments made to our customers to secure certain contractual rights. We amortize these intangible assets based on the underlying pattern of economic benefit, which may result in an amortization method other than straight-line. We classify amortization of such payments as a reduction of sales. The IAE collaboration intangible asset is amortized based upon the economic pattern of benefits as represented by the underlying cash flows. Amortization of intangible assets was approximately $179 million for each of the quarters ended March 31, 2015 and 2014. The following is the expected amortization of intangible assets for the years 2015 through 2020, which reflects an increase in expected amortization expense due to the pattern of economic benefit on certain aerospace intangible assets.

(Dollars in millions)	Remaining 2015	2016	2017	2018	2019	2020
Amortization expense	$521	$692	$729	$771	$744	$728
Note 2: Earnings Per Share

	Quarter Ended March 31,
(Dollars in millions, except per share amounts; shares in millions)	2015	2014
Net income attributable to common shareowners	$1,426	$1,213

Basic weighted average number of shares outstanding	890.3	900.9
Stock awards and equity units	13.9	16.1
Diluted weighted average number of shares outstanding	904.2	917.0
Earnings Per Share of Common Stock:
Basic	$1.60	$1.35
Diluted	1.58	1.32
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the quarter ended March 31, 2015, the number of stock awards excluded from the computation was approximately 0.4 million. There were no anti-dilutive stock awards excluded from the computation for the quarter ended March 31, 2014.

Note 3: Inventories and Contracts in Progress

(Dollars in millions)	March 31, 2015	December 31, 2014
Raw materials	$2,058	$2,056
Work-in-process	4,006	3,596
Finished goods	3,941	3,776
Contracts in progress	8,210	8,189
	18,215	17,617
Less:
Progress payments, secured by lien, on U.S. Government contracts	(434)	(300)
Billings on contracts in progress	(7,445)	(7,452)
	$10,336	$9,865
Inventory also includes capitalized contract development costs related to certain aerospace programs at UTC Aerospace Systems. As of March 31, 2015 and December 31, 2014, these capitalized costs were $131 million and $141 million, respectively, which will be liquidated as production units are delivered to the customer.
Note 4: Borrowings and Lines of Credit

(Dollars in millions)	March 31, 2015	December 31, 2014
Commercial paper	$2,180	$—
Other borrowings	134	126
Total short-term borrowings	$2,314	$126
At March 31, 2015, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $5.85 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019, and a $1.5 billion revolving credit agreement, entered into on March 11, 2015, which expires in September 2015. As of March 31, 2015, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2015, our maximum commercial paper borrowing limit was $4.35 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. Commercial paper borrowings as of March 31, 2015 were largely used to initially finance the accelerated share repurchase agreements entered into on March 13, 2015. See Note 11 for further discussion of these accelerated share repurchase agreements.

Long-term debt consisted of the following:

(Dollars in millions)	March 31, 2015	December 31, 2014
LIBOR§ plus 0.500% floating rate notes due 2015	$500	$500
4.875% notes due 2015*	1,200	1,200
5.375% notes due 2017*	1,000	1,000
1.800% notes due 2017*	1,500	1,500
6.800% notes due 2018‡	99	99
6.125% notes due 2019*	1,250	1,250
8.875% notes due 2019	271	271
4.500% notes due 2020*	1,250	1,250
4.875% notes due 2020‡	171	171
8.750% notes due 2021	250	250
3.100% notes due 2022*	2,300	2,300
1.550% junior subordinated notes due 2022†	1,100	1,100
7.100% notes due 2027‡	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029*	550	550
5.400% notes due 2035*	600	600
6.050% notes due 2036*	600	600
6.800% notes due 2036‡	134	134
7.000% notes due 2038‡	159	159
6.125% notes due 2038*	1,000	1,000
5.700% notes due 2040*	1,000	1,000
4.500% notes due 2042*	3,500	3,500
Project financing obligations	176	147
Other (including capitalized leases)‡	364	378
Total principal long-term debt	19,515	19,500
Other (fair market value adjustments and discounts)‡	164	168
Total long-term debt	19,679	19,668
Less: current portion	1,870	1,796
Long-term debt, net of current portion	$17,809	$17,872

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

‡	Includes notes and remaining fair market value adjustments that were assumed as a part of the Goodrich acquisition on July 26, 2012.

§	The three-month LIBOR rate as of March 31, 2015 was approximately 0.3%.
On April 14, 2015, we announced our intention to conduct an optional remarketing of the 1.550% junior subordinated notes due in 2022, between April 29, 2015 and July 15, 2015.
We have an existing universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of equity and debt securities for future issuance, subject to our internal limitations on the amount of equity and debt to be issued under this shelf registration statement.

Note 5: Income Taxes
We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Belgium, Canada, China, France, Germany, Hong Kong, Italy, Japan, Singapore, South Korea, Spain, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $35 million to a net decrease of $460 million as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes. See Note 13, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
UTC tax years 2011 and 2012 are currently under review by the Examination Division of the Internal Revenue Service (IRS), which is expected to continue beyond the next 12 months. Goodrich Corporation tax years 2011 and 2012 through the date of acquisition by UTC are currently under review by the Examination Division of the IRS, which is also expected to continue beyond the next 12 months.
Note 6: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Defined benefit plans	$45	$84
Defined contribution plans	$96	$90
There were no contributions to our domestic defined benefit pension plans in the quarters ended March 31, 2015 and 2014. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(Dollars in millions)	2015	2014	2015	2014
Service cost	$125	$122	$1	$1
Interest cost	351	380	8	10
Expected return on plan assets	(569)	(554)	—	—
Amortization	(3)	(2)	—	—
Recognized actuarial net loss (gain)	221	107	(1)	(1)
Net settlement and curtailment loss	6	—	—	—
Total net periodic benefit cost	$131	$53	$8	$10

Note 7: Restructuring Costs
During the quarter ended March 31, 2015, we recorded net pre-tax restructuring costs totaling $93 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$6
UTC Climate, Controls & Security	24
Pratt & Whitney	13
UTC Aerospace Systems	50
Total	$93
Restructuring charges incurred during the quarter ended March 31, 2015 primarily relate to actions initiated during 2015 and 2014, and were recorded as follows:

(Dollars in millions)
Cost of sales	$22
Selling, general and administrative	71
Total	$93
2015 Actions. During the quarter ended March 31, 2015, we recorded net pre-tax restructuring costs totaling $64 million, including $5 million in cost of sales and $59 million in selling, general and administrative expenses. The 2015 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.
We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2015 and 2016. No specific plans for significant other actions have been finalized at this time. All costs incurred during the quarter ended March 31, 2015 relate to severance. The following table summarizes the accrual balance and utilization for the 2015 restructuring actions:

(Dollars in millions)	Total
Net pre-tax restructuring costs	$64
Utilization and foreign exchange	(3)
Balance at March 31, 2015	$61
The following table summarizes expected, incurred and remaining costs for the 2015 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2015	Remaining Costs at March 31, 2015
Otis	$1	$—	$1
UTC Climate, Controls & Security	20	(16)	4
Pratt & Whitney	1	(1)	—
UTC Aerospace Systems	49	(47)	2
Total	$71	$(64)	$7
2014 Actions. During the quarter ended March 31, 2015, we recorded net pre-tax restructuring costs totaling $23 million for restructuring actions initiated in 2014, including $14 million in cost of sales and $9 million in selling, general and administrative expenses. The 2014 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. The following table summarizes the accrual balances and utilization by cost type for the 2014 restructuring actions:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at January 1, 2015	$162	$9	$171
Net pre-tax restructuring costs	14	9	23
Utilization and foreign exchange	(46)	(10)	(56)
Balance at March 31, 2015	$130	$8	$138
The following table summarizes expected, incurred and remaining costs for the 2014 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred in 2014	Costs Incurred Quarter Ended March 31, 2015	Remaining Costs at March 31, 2015
Otis	$133	$(98)	$(6)	$29
UTC Climate, Controls & Security	127	(86)	(7)	34
Pratt & Whitney	86	(64)	(10)	12
UTC Aerospace Systems	84	(72)	—	12
Sikorsky	20	(20)	—	—
Eliminations and other	5	(5)	—	—
Total	$455	$(345)	$(23)	$87
2013 Actions. As of March 31, 2015, we have approximately $71 million of accrual balances remaining related to 2013 actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $14.5 billion and $13.9 billion at March 31, 2015 and December 31, 2014, respectively.
The following table summarizes the fair value of derivative instruments as of March 31, 2015 and December 31, 2014 which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments	$34	$3	$380	$248
Derivatives not designated as hedging instruments	97	139	230	71
The impact from foreign exchange derivative instruments that qualified as cash flow hedges was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Loss recorded in Accumulated other comprehensive loss	$(184)	$(80)
Loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$57	$18
Assuming current market conditions continue, a $176 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2015, all derivative contracts accounted for as cash flow hedges will mature by April 2017.

We recognized gains of $18 million and $26 million in Other income, net on the Condensed Consolidated Statement of Comprehensive Income from foreign exchange contracts not designated as hedging instruments in the quarters ended March 31, 2015 and 2014, respectively. During the quarter ended March 31, 2015, we received $569 million from settlements of derivative contracts. During the quarter ended March 31, 2014, we made payments of $113 million to settle derivative contracts.
Note 9: Fair Value Measurements
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
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014:

March 31, 2015 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$982	$982	$—	$—
Derivative assets	131	—	131	—
Derivative liabilities	(610)	—	(610)	—

December 31, 2014 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$961	$961	$—	$—
Derivative assets	142	—	142	—
Derivative liabilities	(319)	—	(319)	—
Nonrecurring fair value measurements:
Business dispositions	3	—	3	—
We have recorded net gains of approximately $126 million during the quarter ended March 31, 2015, as a result of a fair value adjustment related to the acquisition of a controlling interest in a UTC Climate, Controls & Security joint venture investment.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of March 31, 2015, there were no significant transfers in and out of Level 1 and Level 2.
As of March 31, 2015, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$146	$138	$214	$204
Customer financing notes receivable	252	250	262	260
Short-term borrowings	(2,314)	(2,314)	(126)	(126)
Long-term debt (excluding capitalized leases)	(19,650)	(22,530)	(19,634)	(22,254)
Long-term liabilities	(289)	(276)	(80)	(74)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of March 31, 2015:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$138	$—	$138	$—
Customer financing notes receivable	250	—	250	—
Short-term borrowings	(2,314)	—	(2,180)	(134)
Long-term debt (excluding capitalized leases)	(22,530)	—	(22,138)	(392)
Long-term liabilities	(276)	—	(276)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $10.9 billion and $11.3 billion as of March 31, 2015 and December 31, 2014, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of these commitments is not readily determinable.
Note 10: Long-Term Financing Receivables
Our long-term financing receivables primarily represent balances related to our aerospace businesses, such as long-term trade accounts receivable, leases receivable, and notes receivable. We also have other long-term receivables related to our commercial businesses; however, both the individual and aggregate amounts of those other receivables are not significant.
Long-term trade accounts receivable, including unbilled receivables primarily related to long-term aftermarket contracts, represent amounts arising from the sale of goods and services with a contractual maturity date of greater than one year, and are recognized as Other assets in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as Customer financing assets in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business-related long-term receivables as of March 31, 2015 and December 31, 2014.

(Dollars in millions)	March 31, 2015	December 31, 2014
Long-term trade accounts receivable	$1,069	$1,045
Notes and leases receivable	411	381
Total long-term receivables	$1,480	$1,426
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations, to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 7% of our total long-term receivables were considered to bear high credit risk as of both March 31, 2015 and December 31, 2014.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables included in the table above are individually evaluated for impairment, and we had valuation reserves of $10 million as of both March 31, 2015 and December 31, 2014. At March 31, 2015 and

December 31, 2014, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
Note 11: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters ended March 31, 2015 and 2014 is provided below:

	Quarter Ended March 31,
	2015			2014
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$31,213	$1,351	$32,564	$31,866	$1,353	$33,219
Comprehensive income for the period:
Net income	1,426	72	1,498	1,213	93	1,306
Total other comprehensive loss	(550)	(40)	(590)	(61)	(7)	(68)
Total comprehensive income for the period	876	32	908	1,152	86	1,238
Common Stock issued under employee plans	125		125	165		165
Common Stock repurchased	(3,000)		(3,000)	(335)		(335)
Dividends on Common Stock	(553)		(553)	(514)		(514)
Dividends on ESOP Common Stock	(19)		(19)	(18)		(18)
Dividends attributable to noncontrolling interest		(55)	(55)		(56)	(56)
Sale of subsidiary shares from noncontrolling interest	11	14	25	1	24	25
Acquisition of noncontrolling interest		172	172		—	—
Disposition of noncontrolling interest		(3)	(3)		—	—
Redeemable noncontrolling interest	(3)	6	3	—	(29)	(29)
Equity, end of period	$28,650	$1,517	$30,167	$32,317	$1,378	$33,695

On March 13, 2015, we entered into accelerated share repurchase (ASR) agreements with each of Goldman, Sachs & Co. (Goldman Sachs) and Morgan Stanley & Co. LLC (Morgan Stanley) to repurchase shares of our common stock for an aggregate purchase price of $2.65 billion. Each ASR agreement provides for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement.
On March 13, 2015, we paid the aggregate purchase price and received an initial delivery of 18.6 million shares of common stock at a price of $121.24 per share, representing approximately 85% of the shares expected to be repurchased. The aggregate purchase price was recorded as a reduction to shareowners’ equity, consisting of a $2.25 billion billion increase in treasury stock and a $398 million decrease in additional paid-in capital. Upon final settlement of the ASR agreements, under certain circumstances, each of Goldman Sachs and Morgan Stanley may be required to deliver additional shares of common stock, or, under certain circumstances, we may be required to deliver shares of common stock or to make a cash payment, at our election, to Goldman Sachs and Morgan Stanley. The final settlement of the transactions under the ASR agreements is expected to occur no later than the fourth quarter of 2015 and may be accelerated at the option of Goldman Sachs or Morgan Stanley, as the case may be.
Each of the ASR agreements contains customary terms for these types of transactions, including the mechanisms to determine the number of shares or the amount of cash that will be delivered at settlement, the required timing of delivery upon settlement, the specific circumstances under which adjustments may be made to the repurchase transactions, the specific circumstances under which the repurchase transactions may be canceled prior to the scheduled maturity and various acknowledgments, representations and warranties made by the Company and Goldman Sachs or Morgan Stanley, as applicable, to one another.
A summary of the changes in each component of accumulated other comprehensive income (loss), net of tax for the quarters ended March 31, 2015 and 2014 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended March 31, 2015
Balance at December 31, 2014	$(1,051)	$(5,709)	$308	$(209)	$(6,661)
Other comprehensive (loss) income before reclassifications, net	(665)	35	54	(132)	(708)
Amounts reclassified, pretax	(2)	217	(28)	57	244
Tax (benefit) expense reclassified	—	(80)	10	(16)	(86)
Balance at March 31, 2015	$(1,718)	$(5,537)	$344	$(300)	$(7,211)

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended March 31, 2014
Balance at December 31, 2013	$170	$(3,267)	$296	$(79)	$(2,880)
Other comprehensive (loss) income before reclassifications, net	(102)	13	22	(65)	(132)
Amounts reclassified, pretax	3	104	(24)	18	101
Tax (benefit) expense reclassified	—	(34)	7	(3)	(30)
Balance at March 31, 2014	$71	$(3,184)	$301	$(129)	$(2,941)
Amounts reclassified related to our defined benefit pension and postretirement plans include amortization of prior service costs and transition obligations, and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented (see Note 6 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters ended March 31, 2015 and 2014 is provided below:

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Redeemable noncontrolling interest, beginning of period	$140	$111
Net income	1	6
Foreign currency translation, net	(7)	(2)
Dividends attributable to noncontrolling interest	(3)	(3)
Redeemable noncontrolling interest fair value adjustment	4	—
Redeemable noncontrolling interest reclassification to noncontrolling interest	—	25
Redeemable noncontrolling interest, end of period	$135	$137
Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the pro-forma effect on Net income attributable to common shareowners had they been recorded through net income for the quarters ended March 31, 2015 and 2014 is provided below:

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Net income attributable to common shareowners	$1,426	$1,213
Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	23	4
Decrease in common stock for purchase of subsidiary shares	(12)	(3)
Net income attributable to common shareowners after transfers to noncontrolling interests	$1,437	$1,214
Note 12: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2014. The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2015 and 2014 are as follows:

(Dollars in millions)	2015	2014
Balance as of January 1	$1,313	$1,360
Warranties and performance guarantees issued	76	79
Settlements made	(71)	(71)
Other	(4)	(39)
Balance as of March 31	$1,314	$1,329
Note 13: Contingent Liabilities
Summarized below are the matters previously described in Note 17 of the Notes to the Consolidated Financial Statements in our 2014 Annual Report, incorporated by reference in our 2014 Form 10-K, updated as applicable.
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. As described in Note 1 to the Consolidated Financial Statements in our 2014 Annual Report, we have accrued for the costs of environmental remediation activities and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. Additional information pertaining to environmental matters is included in Note 1 to the Consolidated Financial Statements in our 2014 Annual Report.
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
Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports which recommend that certain contract prices should be reduced to comply with various government regulations. Some of these audit reports involved substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain cases. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely settlement amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrued the minimum amount.

Legal Proceedings.
F100 Engine Litigation
As previously disclosed, the United States Government sued us in 1999 in the United States District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. The claims relate to the “Fighter Engine Competition” between Pratt & Whitney's F100 engine and General Electric's F110 engine. The government alleged that it overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial, which ended in April 2005, the government claimed Pratt & Whitney's liability to be approximately $624 million. On August 1, 2008, the trial court held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions after the alleged overstatements were made. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in its 1983 initial engine pricing proposal. In the absence of actual damages, the trial court awarded the government the maximum civil penalty of approximately $7 million, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. In September 2008, both the government and UTC appealed the decision to the United States Court of Appeals for the Sixth Circuit. In November 2010, the Sixth Circuit affirmed Pratt & Whitney's liability for the civil penalty under the False Claims Act, but remanded the case to the trial court for further proceedings on the issues of False Claims Act damages and common law liability and damages.
On June 18, 2012, the trial court found that Pratt & Whitney had breached obligations imposed by common law based on the same conduct with respect to which the court previously found liability under the False Claims Act. Under the common law claims, the U.S. Air Force seeks damages for events occurring before March 3, 1989, which are not recoverable under the False Claims Act.
On June 17, 2013, the trial court awarded the government approximately $473 million in damages and penalties, plus prejudgment interest in an amount to be determined. On July 1, 2013, the trial court, after determining the amount of prejudgment interest, entered judgment in favor of the government in the amount of approximately $664 million. The trial court also awarded post-judgment interest on the full amount of the judgment to accrue from July 2, 2013, at the federal variable interest rate determined pursuant to 28 U.S.C. § 1961. The judgment included four different components: (1) common law damages of approximately $109 million; (2) prejudgment interest on common law damages of approximately $191 million; (3) False Claims Act treble damages of approximately $357 million; and (4) penalties of approximately $7 million. The penalty component of the judgment previously was affirmed by the United States Court of Appeals in 2010.
We filed an appeal from the judgment to the United States Court of Appeals for the Sixth Circuit on August 26, 2013. On April 6, 2015, the Sixth Circuit reversed the trial court’s decision and vacated the prior damages award, noting that the government did not prove any damages. The Court rejected as a matter of law the evidence submitted by the government on damages and remanded the case to the trial court to decide in the first instance whether the government should have another opportunity to prove that it suffered any actual damages. We continue to believe that the government suffered no actual damages as a result of the inaccurate statements made in 1983, and continue not to accrue a reserve beyond the approximately $7 million of penalties referenced above and post-judgment interest on such penalties, which in the aggregate are not material.
Cost Accounting Standards Claim
By letter dated December 24, 2013, a Divisional Administrative Contracting Officer of the United States Defense Contract Management Agency asserted a claim and demand for payment of approximately $211 million against Pratt & Whitney. The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. We believe this claim is without merit. On March 18, 2014, Pratt & Whitney filed an appeal to the Armed Services Board of Contract Appeals.
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $237 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $130 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In 2008 the German Federal Tax Court (FTC) denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the FTC on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union principles. On September 17, 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration of certain related issues. In May 2010, the FTC released its decision, in which it resolved certain tax issues that may be relevant to our suit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the other taxpayer and the German Government again appealed the findings to the FTC. In November 2014, the FTC ruled in favor of the German Government, and against the other taxpayer. We believe that the FTC decision in the case involving the other taxpayer is not determinative of the outcome in our case, and we will continue vigorously to litigate the matter. However, in light of the FTC decision in the case involving the other taxpayer, we fully accrued for the matter during the quarter ended December 31, 2014. While we continue to litigate the matter at the local German Tax Court, UTC made tax and interest payments to German tax authorities of €20 million (approximately $22 million) in the quarter ended March 31, 2015 and expects to make tax and interest payments of €176 million (approximately $194 million) in April 2015 to avoid additional interest accruals pending final resolution of this matter.
Other.
As described in Note 16 to the Consolidated Financial Statements in our 2014 Annual Report, we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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
Results for the quarters ended March 31, 2015 and 2014 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Otis	$2,745	$2,955	$527	$570	19.2%	19.3%
UTC Climate, Controls & Security	3,852	3,851	729	537	18.9%	13.9%
Pratt & Whitney	3,332	3,329	419	388	12.6%	11.7%
UTC Aerospace Systems	3,548	3,450	569	590	16.0%	17.1%
Sikorsky	1,267	1,361	92	86	7.3%	6.3%
Total segments	14,744	14,946	2,336	2,171	15.8%	14.5%
Eliminations and other	(203)	(201)	48	39
General corporate expenses	—	—	(110)	(112)
Consolidated	$14,541	$14,745	$2,274	$2,098	15.6%	14.2%

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.
Note 15: Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this ASU.
In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact of this ASU.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This ASU is not expected to have a significant impact on our financial statements or disclosures.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2015 and 2014, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 24, 2015, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of March 31, 2015 and the related condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2015 and 2014 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2015 and 2014. This interim financial information is the responsibility of the Corporation's management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of operations, of comprehensive income, of cash flows, and of changes in equity for the year then ended (not presented herein), and in our report dated February 5, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
April 24, 2015

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations are classified into five principal business segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, UTC Aerospace Systems and Sikorsky. Otis and UTC Climate, Controls & Security are referred to as the "commercial businesses," while Pratt & Whitney, UTC Aerospace Systems and Sikorsky are collectively referred to as the "aerospace businesses." UTC Building and Industrial Systems is an organizational structure consisting of our commercial businesses. Otis and UTC Climate, Controls & Security each continue to report their financial and operational results as separate segments, which is consistent with how we allocate resources and measure the financial performance of these businesses. On March 11, 2015, we announced that we are conducting a review of strategic alternatives for the Sikorsky business, including a potential tax-free spinoff. We expect to conclude our strategic review mid-year 2015.
The current status of significant factors affecting our business environment in 2015 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report, which is incorporated by reference in our 2014 Form 10-K.
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
The global economy continues to expand in 2015 with world gross domestic product (GDP) growth projected to reach 3.0% driven by strength in the U.S. and a modest improvement in Western Europe. With U.S. GDP forecasted at 3.0%, the U.S. economy is expected to reach its highest growth level in 10 years. Although emerging markets have historically led global growth relative to advanced and developing countries, slowing growth rates in China and forecasted contraction in Russia and Brazil have tempered growth expectations for emerging markets in 2015 to 4.0%. In China, with lower manufacturing growth and a decline in the real estate sector, China GDP is forecast to slow to 6.5% in 2015 as China continues to use fiscal policy to support growth.
U.S. Government deficit reduction measures continue to pressure U.S. Department of Defense spending and adversely affect our military businesses. Total sales to the U.S. Government were $2.1 billion in each of the quarters ended March 31, 2015 and 2014, or 14% of total UTC sales. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has, and is expected to contribute positively to our results in 2015.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the quarter ended March 31, 2015, our investment in business acquisitions was approximately $247 million, including debt assumed of $17 million, which includes the acquisition of a majority interest in a UTC Climate, Controls & Security joint venture and a number of other small acquisitions primarily in our commercial businesses. We expect cash investment in businesses to be approximately $1 billion in 2015. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of end market demand in construction, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2015. See Part I, Item 1A, "Risk Factors" in our 2014 Form 10-K for further discussion.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2014 Annual Report, incorporated by reference in our 2014 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2015.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Net Sales	$14,541	$14,745
The factors contributing to the total percentage change year-over-year in total net sales for the quarter ended March 31, 2015 are as follows:

Quarter Ended March 31, 2015
Organic change	3%
Foreign currency translation	(4)%
Total % Change	(1)%
During the quarter ended March 31, 2015, organic sales growth at UTC Aerospace Systems (7%), UTC Climate, Controls & Security (6%), and Otis (2%) was partially offset by organic sales contraction at Sikorsky (7%). Organic sales growth at UTC Aerospace Systems was driven by higher commercial aerospace OEM and aftermarket sales volume. Organic sales growth at UTC Climate, Controls & Security was driven by the U.S. commercial heating, ventilation, and air conditioning (HVAC) and fire products businesses, and by the transport refrigeration business, while organic growth at Otis was primarily due to higher new equipment sales in North America and China. The organic sales contraction at Sikorsky is primarily due to lower U.S. Government and commercial aircraft sales and lower aftermarket sales.
Cost of Products and Services Sold

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Cost of products sold	$7,830	$8,081
Percentage of product sales	75.5%	75.6%
Cost of services sold	$2,693	$2,609
Percentage of service sales	64.6%	64.4%
Total cost of products and services sold	$10,523	$10,690

The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2015 in total cost of products and services sold are as follows:

Quarter Ended March 31, 2015
Organic change	3%
Foreign currency translation	(5)%
Acquisitions and divestitures, net	1%
Restructuring	(1)%
Total % Change	(2)%
The organic increase in total cost of products and services sold in the quarter ended March 31, 2015 was driven by the organic sales increase noted above. Foreign exchange fluctuations provided a benefit through lower cost of sales of approximately 5%.
Gross Margin

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Gross margin	$4,018	$4,055
Percentage of net sales	27.6%	27.5%
The 10 basis point increase in gross margin as a percentage of sales for the quarter ended March 31, 2015 is primarily due to lower restructuring expense (40 basis points), partially offset by negative margin associated with Pratt & Whitney engine sales (40 basis points).
Research and Development

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Company-funded	$602	$624
Percentage of net sales	4.1%	4.2%
Customer-funded	$539	$523
Percentage of net sales	3.7%	3.5%
Research and development spending is subject to the variable nature of program development schedules, and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year decrease in company-funded research and development (4%) for the quarter ended March 31, 2015 is primarily related to lower research and development within Pratt & Whitney related to the development of multiple geared turbo-fan platforms. Customer-funded research and development increased (3%) primarily due to higher customer-funded spending at Sikorsky (11%) due to increased spending on U.S. Government development programs, and at UTC Aerospace Systems (6%) on commercial aerospace programs, partially offset by lower spending at Pratt & Whitney (15%) due to lower spending on U.S. Government and commercial engine programs.
We expect company-funded research and development for the full year 2015 to decline slightly from 2014 levels.
Selling, General and Administrative

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Selling, general and administrative expenses	$1,563	$1,596
Percentage of net sales	10.7%	10.8%
Selling, general and administrative expenses declined 2% in the quarter ended March 31, 2015 due to the benefit of foreign exchange (5%), particularly within the commercial businesses and restructuring savings, partially offset by higher restructuring (2%) and pension (1%) expense.

Other Income, Net

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Other income, net	$421	$263
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and non-recurring items. The year-over-year increase in other income, net (60%) in the quarter ended March 31, 2015 reflects the re-measurement to fair value of previously held equity interests in UTC Climate, Controls & Security joint venture investments (59%) by obtaining controlling interests in the ventures, and a gain on a UTC Climate, Controls & Security property sale (5%), partially offset by other normal recurring operational activity.
Interest Expense, Net

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Interest expense	$240	$243
Interest income	(22)	(18)
Interest expense, net	$218	$225
Average interest expense rate	4.3%	4.2%
The increase in the average interest rate for the quarter ended March 31, 2015 relative to the prior year is a result of higher interest rates on short term borrowings, along with an increase in short term borrowings in the quarter ended March 31, 2015, relative to 2014.
Income Taxes

	Quarter Ended March 31,
	2015	2014
Effective tax rate	27.1%	30.3%
The decrease in the effective tax rate for the quarter ended March 31, 2015, primarily reflects a non-taxable gain recognized on the re-measurement to fair value of a previously held equity interest in a UTC Climate, Controls & Security joint venture due to the purchase of a controlling interest in the venture.
We estimate our full year annual effective income tax rate in 2015 to be approximately 29%, absent nonrecurring adjustments.
Net Income Attributable to Common Shareowners

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2015	2014
Income attributable to common shareowners	$1,426	$1,213
Diluted earnings per share attributable to common shareowners	$1.58	$1.32
Net income attributable to common shareowners for the quarter ended March 31, 2015 includes restructuring charges, net of tax benefit, of $64 million as well as a benefit from non-recurring items of $126 million. The effect of non-recurring items on diluted earnings per share for the quarter ended March 31, 2015 was a net benefit of $0.14 per share, which was partially offset by $0.07 of restructuring charges. The impact of foreign currency translation and hedging generated an unfavorable effect of $0.07 per diluted share on our operational performance in the quarter ended March 31, 2015.
Restructuring Costs

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Restructuring costs	$93	$125

Restructuring actions are an essential component of our operating margin improvement efforts and relate to both existing operations and those recently acquired. Charges generally arise from severance related to workforce reductions, accelerated depreciation on assets and facility exit and lease termination costs associated with the consolidation of field and manufacturing operations. We expect to incur restructuring costs in 2015 of approximately $300 million, including trailing costs related to prior actions associated with our continuing cost reduction efforts and the integration of acquisitions. The expected adverse impact on earnings in 2015 from anticipated additional restructuring costs is expected to be offset by the beneficial impact from gains and other items that are outside the normal operating activities of the business. Although no specific plans for significant actions have been finalized at this time, we continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.
As described below, the charges incurred in the quarter ended March 31, 2015 primarily relate to actions initiated during 2015 and 2014, while the charges incurred in the quarter ended March 31, 2014 primarily relate to actions initiated during 2014 and 2013.
2015 Actions. During the quarter ended March 31, 2015, we recorded net pre-tax restructuring charges of $64 million relating to ongoing cost reduction actions initiated in 2015.
We are targeting to complete in 2015 the majority of the remaining workforce and facility related cost reduction actions initiated in 2015. Approximately 95% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2015, we had cash outflows of approximately $3 million related to the 2015 actions. We expect to incur additional restructuring charges of $7 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $75 million annually.
2014 Actions. During the three months ended March 31, 2015 and 2014, we recorded net pre-tax restructuring charges of $23 million and $90 million, respectively, for actions initiated in 2014. The 2014 actions relate to ongoing cost reduction efforts, including severance related to workforce reductions and facility exit and lease termination costs related to the consolidation of field and manufacturing operations.
We are targeting to complete in 2015 the majority of the remaining workforce and all facility related cost reduction actions initiated in 2014. Approximately 75% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2015, we had cash outflows of approximately $44 million related to the 2014 actions. We expect to incur additional restructuring charges of $87 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $215 million annually, of which, approximately $52 million was realized during the quarter ended March 31, 2015.
For additional discussion of restructuring, see Note 7 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2015 and 2014 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
Within the UTC Climate, Controls & Security segment, orders increased within transport refrigeration (24%) on order strength within the North American truck and trailer business, while global commercial HVAC orders increased (4%) as order growth in the Americas (5%) was partially offset by declines in Asia (1%). Within the Otis segment, new equipment orders increased 8% (excluding the adverse impact of foreign exchange of 10%) in the quarter ended March 31, 2015 with growth in Europe (37%, excluding the adverse impact of foreign exchange of 31%) and North America (8%). New equipment orders in China declined (12%, excluding the adverse impact of foreign exchange of 2%) in the quarter ended March 31, 2015 after having increased (27%) in the quarter ended March 31, 2014.
Summary performance for each of the commercial businesses for the quarters ended March 31, 2015 and 2014 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net Sales	$2,745	$2,955	(7)%	$3,852	$3,851	—
Cost of Sales	1,840	2,008	(8)%	2,713	2,726	—
	905	947	(4)%	1,139	1,125	1%
Operating Expenses and Other	378	377	—	410	588	(30)%
Operating Profits	$527	$570	(8)%	$729	$537	36%

Operating Profit Margins	19.2%	19.3%	18.9%	13.9%

Otis –
Quarter Ended March 31, 2015 Compared with Quarter Ended March 31, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(9)%	—	—	—
Cost of Sales	2%	(10)%	—	—	—
Operating Profits	2%	(11)%	—	2%	(1)%
Organic sales increased (2%) due to higher new equipment sales primarily in North America (1%) and China (1%). Growth in service sales in Asia (1%) was offset by declines in service sales in Europe (1%).
Operational profit increased (2%) due to higher new equipment contribution (11%) primarily due to higher volume and productivity initiatives partially offset by pricing pressure, lower service contribution (4%) primarily due to volume declines and continued pricing pressure in Europe, higher selling, general and administrative expenses (2%) and year-over-year unfavorable transactional foreign exchange embedded within certain new equipment contracts (3%).

UTC Climate, Controls & Security –
Quarter Ended March 31, 2015 Compared with Quarter Ended March 31, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	(7)%	1%	—	—
Cost of Sales	5%	(6)%	1%	(1)%	1%
Operating Profits	7%	(6)%	—	4%	31%

Organic sales increased by 6% primarily reflecting growth in Americas (3%) driven by the U.S. commercial HVAC and fire products businesses, and growth in refrigeration (3%) driven by Transicold.
The 7% operational profit increase was driven by favorable volume and pricing (combined 8%). The 31% increase in "Other" is driven by a gain as a result of a fair value adjustment related to the acquisition of a controlling interest in a joint venture investment (23%), a gain as a result of a fair value adjustment related to a separate acquisition of a controlling interest in another joint venture investment (3%), and a gain on a property sale (3%).

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
We continue to see growth in our commercial OEM and aftermarket businesses based on a strong airline industry which is benefiting from traffic growth and lower fuel costs. Airline traffic, as measured by RPMs, grew over 5% in the first two months of 2015, while jet fuel costs have declined more than 40% relative to prices one year ago in all geographic regions.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMP). FMP are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMP in lieu of transactional spare part sales as new engines enter our customers' fleets on FMP, and legacy fleets are retired. Pratt & Whitney commercial aftermarket sales increased 3% in the first quarter of 2015, while UTC Aerospace Systems commercial aerospace aftermarket sales increased 1% over the same period.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB ASC. Operating profit included significant net favorable changes in aerospace contract estimates of $54 million in the quarter ended March 31, 2015, primarily representing favorable contract adjustments recorded at Pratt & Whitney.
Summary performance for each of the aerospace businesses for the quarters ended March 31, 2015 and 2014 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Net Sales	$3,332	$3,329	—	$3,548	$3,450	3%	$1,267	$1,361	(7)%
Cost of Sales	2,564	2,546	1%	2,551	2,464	4%	1,062	1,155	(8)%
	768	783	(2)%	997	986	1%	205	206	—
Operating Expenses & Other	349	395	(12)%	428	396	8%	113	120	(6)%
Operating Profits	$419	$388	8%	$569	$590	(4)%	$92	$86	7%

Operating Profit Margins	12.6%	11.7%	16.0%	17.1%	7.3%	6.3%

Pratt & Whitney –
Quarter Ended March 31, 2015 Compared with Quarter Ended March 31, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	(1)%	1%	—	—
Cost of Sales	2%	(1)%	1%	(1)%	—
Operating Profits	(4)%	3%	3%	7%	(1)%
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
Organic sales remained unchanged during the first quarter of 2015 as higher commercial aftermarket sales (2%) were offset by lower military (1%) and industrial (1%) engine sales. Sales increased 1% as a result of the acquisition of a majority interest in a joint venture in July 2014.
Pratt & Whitney's operating profit reflects higher pension costs partially offset by restructuring savings across its businesses. The operational profit decrease (4%) was due to higher negative engine margin and volume decreases (17%), lower industrial engines development sales (5%), repayments of government research and development support in the form of royalties at Pratt & Whitney Canada (3%), and lower military contract performance favorability (2%), offset by favorable aftermarket volume and mix (13%), an increase in favorable contract termination benefits (5%), and lower research and development spending (4%). Operating profit increased (3%) as a result of the acquisition of a majority interest in a joint venture, mentioned above.

UTC Aerospace Systems –
Quarter Ended March 31, 2015 Compared with Quarter Ended March 31, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	7%	(3)%	(1)%	—	—
Cost of Sales	9%	(4)%	(1)%	—	—
Operating Profits	5%	(4)%	—	(7)%	2%
The organic sales growth (7%) primarily reflects an increase in commercial aerospace OEM and commercial aftermarket sales volume (6%) and a benefit from a change in a customer arrangement (1%), offset by lower military OEM and aftermarket sales volume (1%).
The organic increase in operational profit (5%) reflects higher commercial aerospace OEM and aftermarket profit contribution (6%) primarily driven by the impact of higher volumes and cost reduction initiatives, benefits from favorable customer contract negotiations and other settlements (6%), partially offset by lower military OEM and aftermarket profit contribution (5%) primarily driven by adverse mix. The remaining change is primarily driven by higher pension costs.

Sikorsky –
Quarter Ended March 31, 2015 Compared with Quarter Ended March 31, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(7)%	—	—	—	—
Cost of Sales	(7)%	—	—	(1)%	—
Operating Profits	(14)%	1%	—	20%	—
The organic sales decrease (7%) reflects lower U.S. Government aircraft sales volume (2%), lower commercial aircraft volume (7%) and lower aftermarket sales (6%). These decreases were partially offset by increases in development programs (6%) and international military sales (3%).
The operational profit decrease (14%) is driven by lower aftermarket profitability (41%), primarily due to a decline in year-over-year favorable military contract performance adjustments, lower commercial aircraft volume (9%) and lower profits from development programs (5%). These decreases were partially offset by increased profitability in U.S. Government aircraft contracts (22%) due to the absence of unfavorable contract performance adjustments in the prior year, increased profitability in international aircraft contracts (12%) and additional joint venture income (8%).

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended March 31,		Quarter Ended March 31,
(Dollars in millions)	2015	2014	2015	2014
Eliminations and other	$(203)	$(201)	$48	$39
General corporate expenses	—	—	(110)	(112)

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year increase in operating profit for the quarter ended March 31, 2015, as compared with the same period of 2014, reflects an increase in royalty income in 2015.
LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2014
Cash and cash equivalents	$5,281	$5,235	$4,477
Total debt	21,993	19,794	20,043
Net debt (total debt less cash and cash equivalents)	16,712	14,559	15,566
Total equity	30,167	32,564	33,695
Total capitalization (debt plus equity)	52,160	52,358	53,738
Net capitalization (debt plus equity less cash and cash equivalents)	46,879	47,123	49,261
Debt to total capitalization	42%	38%	37%
Net debt to net capitalization	36%	31%	32%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows, which, after netting out capital expenditures, we generally target to approximate net income attributable to common shareowners. For 2015, we expect this to approximate 90% to 100% of net income attributable to common shareowners. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
The overall global economic outlook is improved, with recent GDP outlook for both U.S. and western Europe showing continued improvement, driven in part by monetary stimulus programs in Europe. Forecasted GDP growth moderation in China is in relation to a high base of strong growth over past years, and China's economy remains strong. Globally, construction spending continues to strengthen, and the airline industry and commercial aerospace outlook continues to improve with over 5% forecasted growth in revenue passenger miles and continuation of airline profitability. As a matter of practice, we continually assess our current business and closely monitor the impact on our customers and suppliers, and have determined that overall there was not a significant adverse impact on our financial position, results of operations or liquidity during the first quarter of 2015.
Our domestic pension funds experienced a positive return on assets of 3.77% during the first quarter of 2015. Approximately 88% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (12%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the impact of lower discount rates and the adoption of new mortality tables in the U.S. and Canada, partially offset by the positive asset experience from 2010 - 2013 and positive returns experienced during 2014, are expected to result in increased pension expense in 2015 of approximately $275 million as compared to 2014.
Our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt to total capitalization increased 4 points from 38% at December 31, 2014 to 42% at March 31, 2015 due to the initial use of short term borrowings to fund the accelerated share repurchase executed during the quarter ended March 31, 2015.

On April 14, 2015, we announced our intention to conduct an optional remarketing of our 2022 1.550% junior subordinated notes, representing approximately $1.1 billion in aggregate principal, between April 29, 2015 and July 15, 2015. On April 1, 2014, we redeemed all remaining outstanding 2016 Goodrich 6.290% notes, representing approximately $188 million in aggregate principal, under our redemption notice issued on February 28, 2014.
At March 31, 2015, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $5.85 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019, and a $1.5 billion revolving credit agreement which expires in September 2015. As of March 31, 2015, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2015, our maximum commercial paper borrowing limit was $4.35 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. Commercial paper borrowings as of March 31, 2015 were largely used to finance the accelerated share repurchase agreements entered into on March 13, 2015. See Note 11 for further discussion of these accelerated share repurchase agreements.
We continue to have access to the commercial paper markets and our existing credit facilities, and continue to expect strong generation of operating cash flows. While the impact of market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs.
At March 31, 2015, over 97% of our cash was held by UTC's foreign subsidiaries, due to our extensive international operations. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
We continue to be involved in litigation with the German Tax Office in the German Tax Court with respect to certain tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. We expect to make tax and interest payments of approximately $305 million in 2015, including approximately $22 million paid during the quarter ended March 31, 2015 and approximately $194 million expected to be paid during April 2015, to avoid additional interest accruals while we continue to litigate this matter. See Note 13 for a further discussion of this German tax litigation.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2015 and December 31, 2014, the amount of such restricted cash was approximately $55 million and $255 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Net cash flows provided by operating activities	$1,310	$1,335
Cash generated from operating activities in the quarter ended March 31, 2015 was $25 million lower than the same period in 2014. Higher net income of $192 million and noncash deferred income tax provision, stock compensation cost and depreciation and amortization charges of $104 million were more than offset by an increase in cash outflow for working capital investments of $118 million over the quarter ended March 31, 2014, noncash net gains of approximately $126 million during the quarter ended March 31, 2015, as a result of a fair value adjustment related to the acquisition of a controlling interest in a UTC Climate, Controls & Security joint venture investment, and an increase in other net operating assets of approximately $116 million.
The cash outflows in the quarter ended March 31, 2015 for working capital were driven by increases in inventories and accounts receivable, partially offset by increases in accounts payable and accrued liabilities. Inventories increased at UTC Climate, Controls & Security, primarily supporting demand for the peak cooling season and to meet other contractual deliveries, and at Pratt & Whitney and UTC Aerospace Systems supporting an increase in customers' platform deliveries and related aftermarket demand. Accounts receivable increased across all of our business segments, partially offset by approximately $285 million of incremental factoring activity in the quarter ended March 31, 2015, primarily at Pratt & Whitney and UTC Climate, Controls & Security. The increase in accounts receivable in our commercial businesses was largely driven by seasonal service billings and project completions, while the increases in our aerospace businesses were largely driven by the timing of billings under aftermarket flight hour agreements and development contracts, as well as the timing of commercial aerospace product deliveries. Increases in accounts payable and accrued liabilities primarily relate to the timing of U.S. federal and foreign tax payments and refunds, partially offset by a reduction in accrued liabilities at Sikorsky driven by liquidation of customer receipts on service billings.
For the quarter ended March 31, 2014, cash outflows for working capital were primarily driven by increases in inventory to support deliveries and other contractual commitments across all businesses. Reductions in accounts receivable in our aerospace businesses, driven primarily by accelerated customer collections and selected factoring primarily at Pratt & Whitney, were partially offset by increases in accounts receivable in our commercial businesses. Increases in accounts payable and accrued liabilities were more than offset by liquidations of customer advances, primarily in Pratt & Whitney's military business.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the quarters ended March 31, 2015 and 2014 were $45 million and $84 million, respectively. Although our domestic pension plans are approximately 89% funded on a projected benefit obligation basis as of March 31, 2015, and we are not required to make additional contributions through the end of 2019, we may elect to make discretionary contributions in 2015. We expect to make total cash contributions of approximately $350 million to our global defined benefit pension plans in 2015, including discretionary contributions of approximately $200 million to our domestic plans. Contributions to our global defined benefit pension plans in 2015 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Net cash flows provided by (used in) investing activities	$173	$(442)
Cash flows provided by investing activities for the quarter ended March 31, 2015 primarily reflect net cash proceeds of approximately $569 million from the settlement of derivative instruments and $158 million from business dispositions, partially offset by capital expenditures of approximately $348 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $235 million. Cash flows used in investing activities for the quarter ended March 31, 2014 primarily reflect capital expenditures of approximately $333 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $148 million.
During the quarter ended March 31, 2015, we increased our collaboration intangible assets by approximately $132 million, of which $75 million represented payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the quarter ended March 31, 2015 primarily relate to investments in new programs at Pratt & Whitney and UTC Aerospace Systems.
Cash investments in businesses in the quarter ended March 31, 2015 were approximately $230 million, and consisted of the acquisition of the majority interest in a UTC Climate, Controls & Security joint venture and a number of small acquisitions, primarily in our commercial businesses. Approximately $210 million of our restricted cash balance as of December 31, 2014 was utilized in the cash investments in businesses in the quarter ended March 31, 2015. We expect total cash investments for acquisitions in 2015 to be approximately $1 billion, including acquisitions completed during the quarter ended March 31, 2015. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
As discussed in Note 8 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. During the quarter ended March 31, 2015, we had net cash receipts of approximately $569 million from the settlement of these derivative instruments, primarily related to the strengthening of the U.S. Dollar versus the Euro and Canadian Dollar. During the quarter ended March 31, 2014, we made net cash payments of approximately $113 million for the settlement of these derivative instruments.
Customer financing activities were a net use of cash of $14 million for the quarter ended March 31, 2015 and a source of cash of $12 million for the quarter ended March 31, 2014. While we expect that 2015 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $10.9 billion at March 31, 2015 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $1.0 billion may be required to be disbursed during the remainder of 2015. We had commercial aerospace financing and other contractual commitments of approximately $11.3 billion at December 31, 2014.
Cash Flow - Financing Activities

	Quarter Ended March 31,
(Dollars in millions)	2015	2014
Net cash flows used in financing activities	$(1,384)	$(995)
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $2.2 billion of outstanding commercial paper at March 31, 2015.
On March 13, 2015, as part of our previously disclosed share repurchase target of $3 billion for 2015, we entered into accelerated share repurchase (ASR) agreements to repurchase an aggregate of $2.65 billion of our common stock, which was largely funded initially by our commercial paper borrowings. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 18.6 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. As of March 31, 2015, the shares associated with the remaining portion of the aggregate purchase price have not yet been settled. We anticipate that all repurchases under the ASR agreements will be completed no later than the fourth quarter of 2015, at which time we may be entitled to receive additional common shares or, under certain limited circumstances, be required to deliver shares or make additional payments to the counterparties. See Note 11 to the Condensed Consolidated Financial Statements for further discussion.
In addition to transactions under the ASR agreements discussed above, we repurchased approximately 3 million shares of our common stock for approximately $350 million during the quarter ended March 31, 2015. At March 31, 2015, management had authority to repurchase approximately 16.2 million shares under the share repurchase program announced on February 4, 2013. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Other than the final settlement of the transactions under the ASR agreements, we do not currently expect to make additional 2015 share repurchases. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on common stock of $0.64 per share in the first quarter of 2015 totaling $553 million in the aggregate.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2014 Annual Report, incorporated by reference in our 2014 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of March 31, 2015, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2015. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2014 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management's current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "confident" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance or potential future plans, strategies or transactions. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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

•
the terms, timing or structure of potential strategic alternatives for Sikorsky (or whether any such transaction will take place at all) or future performance of UTC or Sikorsky if any such transaction is completed;

•	challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;

•	future levels of indebtedness and capital spending and research and development spending;

•	future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;

•	delays and disruption in delivery of materials and services from suppliers;

•	customer- and Company- directed cost reduction efforts and restructuring costs and savings and other consequences thereof;

•	new business opportunities;

•	our ability to realize the intended benefits of organizational changes;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	future repurchases of our common stock;

•	the outcome of legal proceedings, investigations and other contingencies;

•	pension plan assumptions and future contributions;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the effect of changes in political conditions in the U.S. and other countries in which we operate; and

•	the effect of changes in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we operate.

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Consolidated Financial Statements" under the heading "Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the section titled "Risk Factors" in this Form 10-Q and in our 2014 Annual Report. This Form 10-Q also includes important information as to these factors in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole," and in the "Legal Proceedings" section. Additional important information as to these factors is included in our 2014 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters." The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
DOJ/SEC Investigations
As previously disclosed, in December 2013 and January 2014, UTC made voluntary disclosures to the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC) Division of Enforcement and the United Kingdom’s Serious Fraud Office to report the status of its internal investigation regarding a non-employee sales representative retained by United Technologies International Operations, Inc. (UTIO) and IAE for the sale of Pratt & Whitney and IAE engines and aftermarket services, respectively, in China.  On April 7, 2014, the SEC notified UTC that it was conducting a formal investigation and issued a subpoena to UTC.  UTC continues to cooperate fully with the investigations and has responded to requests for documents and information.  The DOJ and SEC also continue to request information, and the SEC issued a second subpoena on March 9, 2015 seeking documents related to internal allegations of alleged violations of anti-bribery laws from UTC’s aerospace and commercial businesses, including but not limited to Otis businesses in China.  Because the investigations are ongoing, we cannot predict the outcome or the consequences thereof at this time.
UTC Aerospace Systems Environmental Proceeding
On October 6, 2014, UTC Aerospace Systems had an air emissions release at its Spokane, Washington facility. UTC Aerospace Systems provided notifications of the release to various governmental agencies. On January 14, 2015, the Spokane Regional Clean Air Agency (“SRCAA”) issued a notice of violation to UTC Aerospace Systems in connection with the release, and on March 20, 2015, SRCAA issued a notice and order to UTC Aerospace Systems imposing a penalty of $39,507. On March 20, 2015, the United States Environmental Protection Agency (“US EPA”) issued a notice of intent to file an administrative complaint proposing a penalty of $92,900. UTC Aerospace Systems is evaluating the circumstances of the release, and will be engaging in discussions with the SRCAA and US EPA concerning the penalties sought by each agency.
See Note 13, Contingent Liabilities, for discussion regarding other legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2014 Form 10-K.

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended March 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2015	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Maximum Number of Shares that may yet be Purchased Under the Program (000's)
January 1 - January 31	3,021	$115.86	3,021	34,741
February 1 - February 28	—	—	—	34,741
March 1 - March 31	18,579	121.24	18,579	16,162
Total	21,600	$120.49	21,600
We repurchase shares under a program announced on February 4, 2013, which authorized the repurchase of up to 60 million shares of our common stock. Under this current program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. No shares were reacquired in transactions outside the program during the quarter ended March 31, 2015.
In connection with ASR agreements entered into on March 13, 2015, we received an initial delivery of approximately 18.6 million shares at a price of $121.24 per share, representing approximately 85% of the shares expected to be repurchased. As of March 31, 2015, the shares associated with the remaining portion of the aggregate purchase price have not yet been settled. We anticipate that all repurchases under the ASR agreements will be completed no later than the fourth quarter of 2015, at which time we may be entitled to receive additional common shares or, under certain limited circumstances, be required to deliver shares or make additional payments to the counterparties.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20150331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20150331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20150331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20150331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20150331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20150331_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	April 24, 2015	by:	/s/ AKHIL JOHRI
Akhil Johri
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 24, 2015	by:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Vice President and Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20150331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20150331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20150331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20150331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20150331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20150331_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.