Form 10-Q
period 2015-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2015-07-24
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
At June 30, 2015 there were 890,597,745 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2015

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,
(Dollars in millions, except per share amounts)	2015	2014
Net Sales:
Product sales	$12,046	$13,017
Service sales	4,287	4,174
	16,333	17,191
Costs and Expenses:
Cost of products sold	9,020	10,182
Cost of services sold	2,805	2,749
Research and development	606	666
Selling, general and administrative	1,543	1,623
	13,974	15,220
Other income, net	193	384
Operating profit	2,552	2,355
Interest expense, net	216	206
Income before income taxes	2,336	2,149
Income tax expense	684	359
Net income	1,652	1,790
Less: Noncontrolling interest in subsidiaries' earnings	110	110
Net income attributable to common shareowners	$1,542	$1,680
Earnings Per Share of Common Stock:
Basic	$1.76	$1.87
Diluted	$1.73	$1.84
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2015	2014
Net Sales:
Product sales	$22,419	$23,709
Service sales	8,455	8,227
	30,874	31,936
Costs and Expenses:
Cost of products sold	16,850	18,263
Cost of services sold	5,498	5,358
Research and development	1,208	1,290
Selling, general and administrative	3,106	3,219
	26,662	28,130
Other income, net	614	647
Operating profit	4,826	4,453
Interest expense, net	434	431
Income before income taxes	4,392	4,022
Income tax expense	1,242	926
Net income	3,150	3,096
Less: Noncontrolling interest in subsidiaries' earnings	182	203
Net income attributable to common shareowners	$2,968	$2,893
Earnings Per Share of Common Stock:
Basic	$3.35	$3.21
Diluted	$3.31	$3.16
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net income	$1,652	$1,790	$3,150	$3,096
Other comprehensive income, net of tax
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	439	424	(266)	315
Reclassification adjustments for loss (gain) on sale of an investment in a foreign entity recognized in Other income, net	1	—	(1)	3
	440	424	(267)	318
Pension and post-retirement benefit plans
Pension and post-retirement benefit plans adjustments during the period	(7)	(18)	45	1
Amortization of actuarial loss, prior service cost and transition obligation	218	104	435	208
	211	86	480	209
Tax expense	(79)	(29)	(176)	(69)
	132	57	304	140
Unrealized gain (loss) on available-for-sale securities
Unrealized holding gain (loss) arising during period	1	(44)	87	(12)
Reclassification adjustments for gain included in Other income, net	(26)	(6)	(54)	(30)
	(25)	(50)	33	(42)
Tax benefit (expense)	11	21	(11)	18
	(14)	(29)	22	(24)
Change in unrealized cash flow hedging
Unrealized cash flow hedging gain (loss) arising during period	62	102	(122)	22
Loss reclassified into Product sales	43	13	100	31
	105	115	(22)	53
Tax (expense) benefit	(29)	(29)	7	(17)
	76	86	(15)	36
Other comprehensive income, net of tax	634	538	44	470
Comprehensive income	2,286	2,328	3,194	3,566
Comprehensive income attributable to noncontrolling interest	(110)	(110)	(142)	(196)
Comprehensive income attributable to common shareowners	$2,176	$2,218	$3,052	$3,370
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$5,933	$5,235
Accounts receivable, net	11,516	11,317
Inventories and contracts in progress, net	10,295	9,865
Future income tax benefits, current	1,942	1,931
Other assets, current	983	1,410
Total Current Assets	30,669	29,758
Customer financing assets	1,037	978
Future income tax benefits	1,378	1,494
Fixed assets	19,963	19,764
Less: Accumulated depreciation	(10,697)	(10,488)
Fixed assets, net	9,266	9,276
Goodwill	27,933	27,796
Intangible assets, net	15,706	15,560
Other assets	6,784	6,427
Total Assets	$92,773	$91,289
Liabilities and Equity
Short-term borrowings	$2,782	$126
Accounts payable	7,153	6,967
Accrued liabilities	13,622	14,006
Long-term debt currently due	172	1,796
Total Current Liabilities	23,729	22,895
Long-term debt	19,489	17,872
Future pension and postretirement benefit obligations	6,373	6,683
Other long-term liabilities	11,110	11,135
Total Liabilities	60,701	58,585
Commitments and contingent liabilities (Note 13)
Redeemable noncontrolling interest	134	140
Shareowners' Equity:
Common Stock	15,141	15,300
Treasury Stock	(24,520)	(21,922)
Retained earnings	46,443	44,611
Unearned ESOP shares	(110)	(115)
Accumulated other comprehensive loss	(6,577)	(6,661)
Total Shareowners' Equity	30,377	31,213
Noncontrolling interest	1,561	1,351
Total Equity	31,938	32,564
Total Liabilities and Equity	$92,773	$91,289
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Operating Activities:
Net income	$3,150	$3,096
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	958	935
Deferred income tax provision	325	36
Stock compensation cost	102	118
Change in:
Accounts receivable	(359)	(312)
Inventories and contracts in progress	(456)	(791)
Other current assets	(146)	(47)
Accounts payable and accrued liabilities	(83)	151
Global pension contributions	(70)	(144)
Other operating activities, net	(573)	35
Net cash flows provided by operating activities	2,848	3,077
Investing Activities:
Capital expenditures	(706)	(739)
Investments in businesses	(256)	(84)
Dispositions of businesses	166	156
(Increase) decrease in customer financing assets, net	(95)	73
Increase in collaboration intangible assets	(247)	(308)
Receipts from settlements of derivative contracts	415	37
Other investing activities, net	167	(8)
Net cash flows used in investing activities	(556)	(873)
Financing Activities:
Issuance (repayment) of long-term debt, net	3	(173)
Increase in short-term borrowings, net	2,645	19
Proceeds from Common Stock issued under employee stock plans	26	113
Dividends paid on Common Stock	(1,096)	(1,026)
Repurchase of Common Stock	(3,000)	(670)
Other financing activities, net	(124)	(106)
Net cash flows used in financing activities	(1,546)	(1,843)
Effect of foreign exchange rate changes on cash and cash equivalents	(48)	(18)
Net increase in cash and cash equivalents	698	343
Cash and cash equivalents, beginning of year	5,235	4,619
Cash and cash equivalents, end of period	$5,933	$4,962

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at June 30, 2015 and for the quarters and six months ended June 30, 2015 and 2014 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2014 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2014 (2014 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the six months ended June 30, 2015, our investment in business acquisitions was $273 million, including debt assumed of $17 million, and consisted of the acquisition of the majority interest in a UTC Climate, Controls & Security business and a number of small acquisitions, primarily in our commercial businesses.
On July 20, 2015, we announced an agreement to sell our Sikorsky Aircraft business (Sikorsky) to Lockheed Martin Corp. for $9 billion in cash, subject to a working capital and net indebtedness adjustment. The sale is expected to close by the end of 2015 or in the first quarter of 2016, and is subject to customary closing conditions, including regulatory approvals. As a result, Sikorsky will be reported in discontinued operations beginning in the third quarter of 2015.
As a result of the 2012 transactions related to IAE International Aero Engines AG (IAE), Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 jet engine program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, we have determined that IAE is a variable interest entity with Pratt & Whitney its primary beneficiary, and IAE has, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for IAE in our Condensed Consolidated Balance Sheet as of June 30, 2015 are as follows:

(Dollars in millions)
Current assets	$1,947
Noncurrent assets	963
Total assets	$2,910

Current liabilities	$1,946
Noncurrent liabilities	1,437
Total liabilities	$3,383
Goodwill. Changes in our goodwill balances for the six months ended June 30, 2015 were as follows:

(Dollars in millions)	Balance as of January 1, 2015	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of June 30, 2015
Otis	$1,664	$6	$(67)	$1,603
UTC Climate, Controls & Security	9,408	348	(121)	9,635
Pratt & Whitney	1,481	36	—	1,517
UTC Aerospace Systems	14,892	—	(61)	14,831
Sikorsky	347	—	(3)	344
Total Segments	27,792	390	(252)	27,930
Eliminations and other	4	—	(1)	3
Total	$27,796	$390	$(253)	$27,933

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2015		December 31, 2014
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,006	$(1,295)	$2,103	$(1,309)
Patents and trademarks	389	(196)	361	(190)
IAE collaboration	3,118	(45)	2,872	(20)
Customer relationships and other	12,434	(2,835)	12,189	(2,623)
	17,947	(4,371)	17,525	(4,142)
Unamortized:
Trademarks and other	2,130	—	2,177	—
Total	$20,077	$(4,371)	$19,702	$(4,142)
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
Amortization of intangible assets for the quarter and six months ended June 30, 2015 was $179 million and $358 million, respectively, compared with $178 million and $357 million for the same periods of 2014. The following is the expected amortization of intangible assets for the years 2015 through 2020, which reflects an increase in expected amortization expense due to the pattern of economic benefit on certain aerospace intangible assets.

(Dollars in millions)	Remaining 2015	2016	2017	2018	2019	2020
Amortization expense	$337	$714	$745	$771	$767	$777
Note 2: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts; shares in millions)	2015	2014	2015	2014
Net income attributable to common shareowners	$1,542	$1,680	$2,968	$2,893

Basic weighted average number of shares outstanding	877.3	900.1	884.8	900.3
Stock awards and equity units	12.1	14.6	13.0	14.5
Diluted weighted average number of shares outstanding	889.4	914.7	897.8	914.8
Earnings Per Share of Common Stock:
Basic	$1.76	$1.87	$3.35	$3.21
Diluted	1.73	1.84	3.31	3.16
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For both the quarter and six months ended June 30, 2015, the number of stock awards excluded from the computation was approximately 0.4 million. There were no anti-dilutive stock awards excluded from the computation for the quarter and six months ended June 30, 2014.

Note 3: Inventories and Contracts in Progress

(Dollars in millions)	June 30, 2015	December 31, 2014
Raw materials	$2,011	$2,056
Work-in-process	3,881	3,596
Finished goods	4,116	3,776
Contracts in progress	8,579	8,189
	18,587	17,617
Less:
Progress payments, secured by lien, on U.S. Government contracts	(498)	(300)
Billings on contracts in progress	(7,794)	(7,452)
	$10,295	$9,865
Inventory also includes capitalized contract development costs related to certain aerospace programs at UTC Aerospace Systems. As of June 30, 2015 and December 31, 2014, these capitalized costs were $185 million and $141 million, respectively, which will be liquidated as production units are delivered to the customer.
Note 4: Borrowings and Lines of Credit

(Dollars in millions)	June 30, 2015	December 31, 2014
Commercial paper	$2,500	$—
Other borrowings	282	126
Total short-term borrowings	$2,782	$126
At June 30, 2015, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. As of June 30, 2015, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. Effective June 30, 2015 we terminated a $1.5 billion revolving credit agreement, which had been entered into on March 11, 2015. As of June 30, 2015, our maximum commercial paper borrowing limit was $4.35 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. Commercial paper borrowings as of June 30, 2015 were largely used to initially finance the accelerated share repurchase agreements entered into on March 13, 2015. See Note 11 for further discussion of these accelerated share repurchase agreements.

Long-term debt consisted of the following:

(Dollars in millions)	June 30, 2015	December 31, 2014
LIBOR plus 0.500% floating rate notes due 2015	$—	$500
4.875% notes due 2015	—	1,200
5.375% notes due 2017 [1]	1,000	1,000
1.800% notes due 2017 [1]	1,500	1,500
1.778% junior subordinated notes due 2018	1,100	—
6.800% notes due 2018 [4]	99	99
6.125% notes due 2019 [1]	1,250	1,250
8.875% notes due 2019	271	271
4.500% notes due 2020 [1]	1,250	1,250
4.875% notes due 2020 [4]	171	171
8.750% notes due 2021	250	250
3.100% notes due 2022 [1]	2,300	2,300
1.550% junior subordinated notes due 2022	—	1,100
1.250% notes due 2023 (€750 million principal value) [2]	841	—
7.100% notes due 2027 [4]	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029 [1]	550	550
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [4]	134	134
7.000% notes due 2038 [4]	159	159
6.125% notes due 2038 [1]	1,000	1,000
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.150% notes due 2045 [3]	850	—
Project financing obligations	199	147
Other (including capitalized leases) [4]	339	378
Total principal long-term debt	19,504	19,500
Other (fair market value adjustments and discounts) [4]	157	168
Total long-term debt	19,661	19,668
Less: current portion	172	1,796
Long-term debt, net of current portion	$19,489	$17,872

1
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

2
We may redeem these notes, in whole or in part, at our option at any time. If redeemed prior to February 22, 2023, the redemption price in Euro shall equal the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on an annual basis at a rate based upon a comparable German federal government bond whose maturity is closest to the maturity of the notes plus 15 basis points. In addition, the notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

3
We may redeem these notes, in whole or in part, at our option at any time. If redeemed prior to November 16, 2044, the redemption price in U.S. Dollars shall equal the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semiannual basis at the adjusted treasury rate plus 25 basis points.

4	Includes notes and remaining fair market value adjustments that were assumed as a part of the Goodrich acquisition on July 26, 2012.

On May 4, 2015, we completed the previously announced optional remarketing of the 1.550% junior subordinated notes, which were originally issued as part of our equity units on June 18, 2012. As a result of the remarketing, these notes were redesignated as our 1.778% junior subordinated notes due May 4, 2018. The 1.778% junior subordinated notes are effectively subordinated to existing or future preferred stock and indebtedness, guarantees and other liabilities, and are not redeemable prior to maturity. To date, we have not directly received any proceeds from the optional remarketing of the 1.550% junior subordinated notes. On August 3, 2015, we expect to receive approximately $1.1 billion from the proceeds of the remarketing, and issue approximately 11.3 million shares of Common Stock to settle the purchase obligation of the holders of the equity units under the purchase contract entered into at the time of the original issuance of the equity units.
On May 1, 2015, we repaid all 4.875% notes due in 2015, representing $1.2 billion in aggregate principal. On June 1, 2015, we repaid all floating rate notes due in 2015, representing $500 million in aggregate principal. On May 4, 2015, we issued $850 million aggregate principal amount of 4.150% notes due May 15, 2045. On May 22, 2015 we issued €750 million aggregate principal amount of 1.250% notes due May 22, 2023. The net proceeds from these debt issuances were used primarily to repay the notes maturing during the quarter ended June 30, 2015.
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $25 million to a net decrease of $460 million as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes. See Note 13, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
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
Note 6: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Defined benefit plans	$25	$60	$70	$144
Defined contribution plans	$86	$80	$182	$170
There were no significant contributions to our domestic defined benefit pension plans in the quarters and six months ended June 30, 2015 and 2014.
The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Service cost	$124	$122	$1	$1
Interest cost	350	380	8	10
Expected return on plan assets	(565)	(554)	—	—
Amortization	(2)	(2)	—	—
Recognized actuarial net loss (gain)	221	107	(1)	(1)
Net settlement and curtailment loss	3	6	—	—
Total net periodic benefit cost	$131	$59	$8	$10

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Service cost	$249	$244	$2	$2
Interest cost	701	760	16	20
Expected return on plan assets	(1,134)	(1,108)	—	—
Amortization	(5)	(4)	—	—
Recognized actuarial net loss (gain)	442	214	(2)	(2)
Net settlement and curtailment loss	9	6	—	—
Total net periodic benefit cost	$262	$112	$16	$20
Note 7: Restructuring Costs
During the six months ended June 30, 2015, we recorded net pre-tax restructuring costs totaling $155 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$14
UTC Climate, Controls & Security	52
Pratt & Whitney	15
UTC Aerospace Systems	50
Sikorsky	23
Eliminations and other	1
Total	$155
Restructuring charges incurred during the six months ended June 30, 2015 primarily relate to actions initiated during 2015 and 2014, and were recorded as follows:

(Dollars in millions)
Cost of sales	$87
Selling, general and administrative	68
Total	$155
2015 Actions. During the six months ended June 30, 2015, we recorded net pre-tax restructuring costs totaling $105 million, including $58 million in cost of sales and $47 million in selling, general and administrative expenses. The 2015 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.

We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2015 and 2016. No specific plans for significant other actions have been finalized at this time. The following table summarizes the accrual balance and utilization by cost type for the 2015 restructuring actions:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at April 1, 2015	$61	$—	$61
Net pre-tax restructuring costs	40	1	41
Utilization and foreign exchange	(12)	(1)	(13)
Balance at June 30, 2015	$89	$—	$89
The following table summarizes expected, incurred and remaining costs for the 2015 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2015	Costs Incurred Quarter Ended June 30, 2015	Remaining Costs at June 30, 2015
Otis	$11	$—	$(4)	$7
UTC Climate, Controls & Security	34	(16)	(12)	6
Pratt & Whitney	3	(1)	(2)	—
UTC Aerospace Systems	53	(47)	4	10
Sikorsky	49	—	(26)	23
Eliminations and other	1	—	(1)	—
Total	$151	$(64)	$(41)	$46
2014 Actions. During the six months ended June 30, 2015, we recorded net pre-tax restructuring costs totaling $48 million for restructuring actions initiated in 2014, including $27 million in cost of sales and $21 million in selling, general and administrative expenses. The 2014 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. The following table summarizes the accrual balances and utilization by cost type for the 2014 restructuring actions:

(Dollars in millions)	Severance	Asset Write-Downs	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at April 1, 2015	$130	$—	$8	$138
Net pre-tax restructuring costs	21	1	3	25
Utilization and foreign exchange	(28)	(1)	(5)	(34)
Balance at June 30, 2015	$123	$—	$6	$129
The following table summarizes expected, incurred and remaining costs for the 2014 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred in 2014	Costs Incurred Quarter Ended March 31, 2015	Costs Incurred Quarter Ended June 30, 2015	Remaining Costs at June 30, 2015
Otis	$130	$(98)	$(6)	$(4)	$22
UTC Climate, Controls & Security	128	(86)	(7)	(18)	17
Pratt & Whitney	83	(64)	(10)	(2)	7
UTC Aerospace Systems	83	(72)	—	(1)	10
Sikorsky	20	(20)	—	—	—
Eliminations and other	5	(5)	—	—	—
Total	$449	$(345)	$(23)	$(25)	$56
2013 Actions. As of June 30, 2015, we have approximately $55 million of accrual balances remaining related to 2013 actions.

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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $15.0 billion and $13.9 billion at June 30, 2015 and December 31, 2014, respectively.
The following table summarizes the fair value of derivative instruments as of June 30, 2015 and December 31, 2014 which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments	$18	$3	$272	$248
Derivatives not designated as hedging instruments	56	139	67	71
As discussed in Note 4, on May 22, 2015 we issued approximately €750 million of Euro-denominated debt, which qualifies as a net investment hedge against our investments in European businesses under ASC 815, Derivatives and Hedging. As of June 30, 2015, the net investment hedge is deemed to be effective as defined under ASC 815.
The amount of gains and losses related to the Company's derivative financial instruments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Gain (loss) recorded in Accumulated other comprehensive loss	$62	$102	$(122)	$22
Loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	$43	$13	$100	$31
Assuming current market conditions continue, a $153 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2015, all derivative contracts accounted for as cash flow hedges will mature by July 2017.
The effect on the Condensed Consolidated Statement of Operations of foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Gain (loss) recognized in Other income, net	$12	$(14)	$30	$12
We received $415 million and $37 million from settlements of derivative contracts during the six months ended June 30, 2015 and 2014, respectively.
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

The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014:

June 30, 2015 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$920	$920	$—	$—
Derivative assets	74	—	74	—
Derivative liabilities	(339)	—	(339)	—

December 31, 2014 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$961	$961	$—	$—
Derivative assets	142	—	142	—
Derivative liabilities	(319)	—	(319)	—
Nonrecurring fair value measurements:
Business dispositions	3	—	3	—
We have recorded net gains of approximately $126 million during the six months ended June 30, 2015, as a result of a fair value adjustment related to the acquisition of a controlling interest in a UTC Climate, Controls & Security joint venture investment.
We recorded a charge of approximately $60 million during the six months ended June 30, 2014, to adjust the fair value of a Pratt & Whitney joint venture investment. During the six months ended June 30, 2014, we also recorded a charge of approximately $28 million to adjust the fair value of a Sikorsky joint venture investment.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of June 30, 2015, there were no significant transfers in and out of Level 1 and Level 2.
As of June 30, 2015, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$147	$145	$214	$204
Customer financing notes receivable	342	337	262	260
Short-term borrowings	(2,782)	(2,782)	(126)	(126)
Long-term debt (excluding capitalized leases)	(19,634)	(21,872)	(19,634)	(22,254)
Long-term liabilities	(264)	(289)	(80)	(74)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of June 30, 2015:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$145	$—	$145	$—
Customer financing notes receivable	337	—	337	—
Short-term borrowings	(2,782)	—	(2,645)	(137)
Long-term debt (excluding capitalized leases)	(21,872)	—	(21,480)	(392)
Long-term liabilities	(289)	—	(289)	—

We had commercial aerospace financing and other contractual commitments totaling approximately $10.5 billion and $11.3 billion as of June 30, 2015 and December 31, 2014, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of these commitments is not readily determinable.
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
Long-term trade accounts receivable, including unbilled receivables primarily related to long-term aftermarket contracts, are principally amounts arising from the sale of goods and delivery of services with a contractual maturity date or realization period of greater than one year, and are recognized as Other assets in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as Customer financing assets in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business-related long-term receivables as of June 30, 2015 and December 31, 2014.

(Dollars in millions)	June 30, 2015	December 31, 2014
Long-term trade accounts receivable	$1,154	$1,045
Notes and leases receivable	465	381
Total long-term receivables	$1,619	$1,426
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations, to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 7% of our total long-term receivables were considered to bear high credit risk as of both June 30, 2015 and December 31, 2014.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables included in the table above are individually evaluated for recoverability, and we had valuation reserves of $17 million as of June 30, 2015 and $10 million as of December 31, 2014. At June 30, 2015 and December 31, 2014, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be not recoverable.

Note 11: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters and six months ended June 30, 2015 and 2014 is provided below:

	Quarter Ended June 30,
	2015			2014
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$28,650	$1,517	$30,167	$32,317	$1,378	$33,695
Comprehensive income for the period:
Net income	1,542	110	1,652	1,680	110	1,790
Total other comprehensive income	634	—	634	538	—	538
Total comprehensive income for the period	2,176	110	2,286	2,218	110	2,328
Common Stock issued under employee plans	112	—	112	125	—	125
Common Stock repurchased	—	—	—	(335)	—	(335)
Dividends on Common Stock	(543)	—	(543)	(512)	—	(512)
Dividends on ESOP Common Stock	(18)	—	(18)	(18)	—	(18)
Dividends attributable to noncontrolling interest	—	(61)	(61)	—	(44)	(44)
Purchase of subsidiary shares from noncontrolling interest	—	(4)	(4)	(10)	(30)	(40)
Acquisition of noncontrolling interest	—	1	1	—	—	—
Disposition of noncontrolling interest	—	—	—	—	3	3
Redeemable noncontrolling interest	1	(1)	—	—	(9)	(9)
Other	(1)	(1)	(2)	—	—	—
Equity, end of period	$30,377	$1,561	$31,938	$33,785	$1,408	$35,193

	Six Months Ended June 30,
	2015			2014
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$31,213	$1,351	$32,564	$31,866	$1,353	$33,219
Comprehensive income for the period:
Net income	2,968	182	3,150	2,893	203	3,096
Total other comprehensive (loss) income	84	(40)	44	477	(7)	470
Total comprehensive income for the period	3,052	142	3,194	3,370	196	3,566
Common Stock issued under employee plans	237	—	237	290	—	290
Common Stock repurchased	(3,000)	—	(3,000)	(670)	—	(670)
Dividends on Common Stock	(1,096)	—	(1,096)	(1,026)	—	(1,026)
Dividends on ESOP Common Stock	(37)	—	(37)	(36)	—	(36)
Dividends attributable to noncontrolling interest	—	(116)	(116)	—	(100)	(100)
Sale (purchase) of subsidiary shares from noncontrolling interest	11	10	21	(9)	(6)	(15)
Acquisition of noncontrolling interest	—	173	173	—	—	—
Disposition of noncontrolling interest	—	(3)	(3)	—	3	3
Redeemable noncontrolling interest	(3)	5	2	—	(38)	(38)
Other	—	(1)	(1)	—	—	—
Equity, end of period	$30,377	$1,561	$31,938	$33,785	$1,408	$35,193

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
On March 13, 2015, we paid the aggregate purchase price and received an initial delivery of 18.6 million shares of common stock at a price of $121.24 per share, representing approximately 85% of the shares expected to be repurchased. The aggregate purchase price was recorded as a reduction to shareowners’ equity, consisting of a $2.25 billion increase in treasury stock and a $398 million decrease in additional paid-in capital. Upon final settlement of the ASR agreements, under certain circumstances, each of Goldman Sachs and Morgan Stanley may be required to deliver additional shares of common stock, or, under certain circumstances, we may be required to deliver shares of common stock or to make a cash payment, at our election, to Goldman Sachs and Morgan Stanley. The final settlement of the transactions under the ASR agreements is expected to occur no later than the fourth quarter of 2015 and may be accelerated at the option of Goldman Sachs or Morgan Stanley, as the case may be.
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
A summary of the changes in each component of accumulated other comprehensive income (loss), net of tax for the quarters and six months ended June 30, 2015 and 2014 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2015
Balance at March 31, 2015	$(1,718)	$(5,537)	$344	$(300)	$(7,211)
Other comprehensive income (loss) before reclassifications, net	439	(4)	4	49	488
Amounts reclassified, pretax	1	218	(26)	43	236
Tax (benefit) expense reclassified	—	(82)	8	(16)	(90)
Balance at June 30, 2015	$(1,278)	$(5,405)	$330	$(224)	$(6,577)

Six Months Ended June 30, 2015
Balance at December 31, 2014	$(1,051)	$(5,709)	$308	$(209)	$(6,661)
Other comprehensive (loss) income before reclassifications, net	(226)	31	58	(83)	(220)
Amounts reclassified, pretax	(1)	435	(54)	100	480
Tax (benefit) expense reclassified	—	(162)	18	(32)	(176)
Balance at June 30, 2015	$(1,278)	$(5,405)	$330	$(224)	$(6,577)

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2014
Balance at March 31, 2014	$71	$(3,184)	$301	$(129)	$(2,941)
Other comprehensive income (loss) before reclassifications, net	424	(12)	(28)	80	464
Amounts reclassified, pretax	—	104	(6)	13	111
Tax (benefit) expense reclassified	—	(35)	5	(7)	(37)
Balance at June 30, 2014	$495	$(3,127)	$272	$(43)	$(2,403)

Six Months Ended June 30, 2014
Balance at December 31, 2013	$170	$(3,267)	$296	$(79)	$(2,880)
Other comprehensive income (loss) before reclassifications, net	322	1	(6)	15	332
Amounts reclassified, pretax	3	208	(30)	31	212
Tax (benefit) expense reclassified	—	(69)	12	(10)	(67)
Balance at June 30, 2014	$495	$(3,127)	$272	$(43)	$(2,403)
Amounts reclassified related to our defined benefit pension and postretirement plans include amortization of prior service costs and transition obligations, and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented (see Note 6 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters and six months ended June 30, 2015 and 2014 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Redeemable noncontrolling interest, beginning of period	$135	$137	$140	$111
Net income	3	1	4	7
Foreign currency translation	(2)	2	(9)	—
Dividends attributable to noncontrolling interest	—	—	(3)	(3)
Purchase of subsidiary shares from noncontrolling interest	(1)	—	(1)	—
Redeemable noncontrolling interest fair value adjustment	(1)	—	3	—
Redeemable noncontrolling interest reclassification to noncontrolling interest	—	6	—	31
Redeemable noncontrolling interest, end of period	$134	$146	$134	$146

Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the pro-forma effect on Net income attributable to common shareowners had they been recorded through net income for the quarters and six months ended June 30, 2015 and 2014 is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net income attributable to common shareowners	$1,542	$1,680	$2,968	$2,893
Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	—	—	23	4
Decrease in common stock for purchase of subsidiary shares	—	(10)	(12)	(13)
Net income attributable to common shareowners after transfers to noncontrolling interests	$1,542	$1,670	$2,979	$2,884
Note 12: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2014. The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2015 and 2014 are as follows:

(Dollars in millions)	2015	2014
Balance as of January 1	$1,313	$1,360
Warranties and performance guarantees issued	132	121
Settlements made	(141)	(168)
Other	(19)	(9)
Balance as of June 30	$1,285	$1,304
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
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $241 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $133 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In 2008 the German Federal Tax Court (FTC) denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the FTC on this other matter was appealed to the European Court of Justice (ECJ)

to determine if the underlying German tax law is violative of European Union principles. On September 17, 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration of certain related issues. In May 2010, the FTC released its decision, in which it resolved certain tax issues that may be relevant to our suit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the other taxpayer and the German Government again appealed the findings to the FTC. In November 2014, the FTC ruled in favor of the German Government, and against the other taxpayer. We believe that the FTC decision in the case involving the other taxpayer is not determinative of the outcome in our case, and we will continue vigorously to litigate the matter. However, in light of the FTC decision in the case involving the other taxpayer, we fully accrued for the matter during the quarter ended December 31, 2014. While we continue to litigate the matter at the local German Tax Court, UTC made tax and interest payments to German tax authorities of €20 million (approximately $22 million) in the quarter ended March 31, 2015 and €217 million (approximately $236 million) in the quarter ended June 30, 2015 to avoid additional interest accruals pending final resolution of this matter.
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
Results for the quarters ended June 30, 2015 and 2014 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Otis	$3,098	$3,365	$627	$693	20.2%	20.6%
UTC Climate, Controls & Security	4,454	4,429	823	815	18.5%	18.4%
Pratt & Whitney	3,677	3,592	487	432	13.2%	12.0%
UTC Aerospace Systems	3,632	3,636	580	602	16.0%	16.6%
Sikorsky	1,691	2,384	165	(317)	9.8%	(13.3)%
Total segments	16,552	17,406	2,682	2,225	16.2%	12.8%
Eliminations and other	(219)	(215)	(10)	249
General corporate expenses	—	—	(120)	(119)
Consolidated	$16,333	$17,191	$2,552	$2,355	15.6%	13.7%

Results for the six months ended June 30, 2015 and 2014 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Otis	$5,843	$6,320	$1,154	$1,263	19.8%	20.0%
UTC Climate, Controls & Security	8,306	8,280	1,552	1,352	18.7%	16.3%
Pratt & Whitney	7,009	6,921	906	820	12.9%	11.8%
UTC Aerospace Systems	7,180	7,086	1,149	1,192	16.0%	16.8%
Sikorsky	2,958	3,745	257	(231)	8.7%	(6.2)%
Total segments	31,296	32,352	5,018	4,396	16.0%	13.6%
Eliminations and other	(422)	(416)	38	288
General corporate expenses	—	—	(230)	(231)
Consolidated	$30,874	$31,936	$4,826	$4,453	15.6%	13.9%
See Note 7 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.
Note 15: Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this ASU.
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
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This ASU is not expected to have a significant impact on our financial statements or disclosures.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and six months ended June 30, 2015 and 2014, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 24, 2015, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of June 30, 2015 and the related condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2015 and 2014. This interim financial information is the responsibility of the Corporation's management.
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
July 24, 2015

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations are classified into five principal business segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, UTC Aerospace Systems and Sikorsky. Otis and UTC Climate, Controls & Security are referred to as the "commercial businesses," while Pratt & Whitney, UTC Aerospace Systems and Sikorsky are collectively referred to as the "aerospace businesses." UTC Building & Industrial Systems is an organizational structure consisting of our commercial businesses. Otis and UTC Climate, Controls & Security each continue to report their financial and operational results as separate segments, which is consistent with how we allocate resources and measure the financial performance of these businesses. On July 20, 2015, we announced an agreement to sell our Sikorsky Aircraft business (Sikorsky) to Lockheed Martin Corp. for $9 billion in cash, subject to a working capital and net indebtedness adjustment. The sale is expected to close by the end of 2015 or in the first quarter of 2016, and is subject to customary closing conditions, including regulatory approvals. As a result, Sikorsky will be reported in discontinued operations beginning in the third quarter of 2015. Proceeds from the sale are expected to be used to fund additional share repurchase of UTC stock.
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
The global economy continues to expand in 2015 with world gross domestic product (GDP) growth projected to reach 2.6% with moderating growth in the U.S. and modest improvements in Western Europe. U.S. GDP is forecasted to be 2.2%, with harsh winter weather in early 2015 and port closures appearing to be a temporary setback for U.S. growth. Although emerging markets have historically led global growth relative to advanced and developing countries, slowing growth rates in China and forecasted contraction in Russia and Brazil have tempered growth expectations for emerging markets in 2015 to approximately 3.9%. In China, with lower manufacturing growth and a decline in the real estate sector, China GDP is forecasted to slow to approximately 6.5% in 2015 as China continues to use fiscal policy to support growth.
Our military businesses sales are affected by U.S. Department of Defense budget and spending levels. Total sales to the U.S. Government were $2.4 billion and $2.2 billion, or 15% and 13% of total UTC sales in the quarters ended June 30, 2015 and 2014, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has, and is expected to contribute positively to our results in 2015.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the six months ended June 30, 2015, our investment in business acquisitions was approximately $273 million, including debt assumed of $17 million, which includes the acquisition of a majority interest in a UTC Climate, Controls & Security business and a number of other small acquisitions primarily in our commercial businesses. We expect cash investment in businesses to be approximately $1 billion in 2015. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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
Sikorsky is developing the CH-148 derivative of the H-92 helicopter (the Cyclone), a military variant of the S-92 helicopter, for the Canadian Government. The Cyclone is being developed under a fixed-price acquisition contract (the Acquisition Contract) that provides for a program to develop and produce 28 helicopters, and a related contract to provide in-service support (collectively, the Arrangements). Delivery of the final configuration aircraft, which was originally scheduled to begin in 2012, did not occur due to a number of disputes between the Canadian Government and Sikorsky related to contractual requirements and contract performance.
On June 18, 2014, Sikorsky and the Canadian Government signed amendments to the Arrangements (the Amended Arrangements). The Amended Arrangements finalized the scope of the aircraft, changed the governance of the program, and established a phased approach to the delivery of interim and final configuration helicopters starting in 2015. The Amended Arrangements also extend the in-service support contract through approximately 2038. The contract value of the Amended Arrangements is estimated to be approximately $6.4 billion.
Prior to the amendments, sales and losses under the Acquisition Contract were recognized using an output-based method, consistent with the practices and policies the Company applies to other comparable production contracts. In light of the significant changes in program scope, governance and delivery, we re-assessed the method we utilize in estimating the extent of progress under the Acquisition Contract. The Acquisition Contract, as amended, now reflects the significant developmental nature of the program that has evolved over time. Under the Company's practices and policies, contracts that are comparable to the Amended Arrangements are accounted for utilizing a cost-to-cost percentage of completion method, as this best reflects the efforts expended and more appropriately aligns the sales and loss recognition with these efforts. Employing the cost-to-cost percentage of completion method, we recorded a cumulative adjustment to reflect the percentage of completion under the Amended Arrangements in the second quarter of 2014 as a change in estimate. This adjustment along with changes in the in-service support contract resulted in the recognition in the second quarter of 2014 of $830 million in sales and $438 million in losses. Remaining losses under the Amended Arrangements of approximately $220 million will be recognized as the costs are incurred. These losses will be partially offset by the in-service support aftermarket contract with the expectation of generating positive annual margin beginning in 2019.
The following activities are disclosed as required by Section 13(r)(1)(D) of the Securities Exchange Act of 1934, as amended, as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency:
As part of UTC Building & Industrial System’s on-going efforts to identify and terminate transactions with the government of Iran, it recently determined that in 2012, 2013, 2014 and 2015, Chubb Hong Kong Limited (Chubb Hong Kong) sold security alarm and monitoring equipment and services to the Hong Kong office of Melli Bank PLC (Melli Bank). Chubb Hong Kong is a non-U.S. subsidiary operating through the UTC Climate, Controls & Security financial reporting segment. Melli Bank has been designated by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) as an entity owned or controlled by the Government of Iran and as blocked pursuant to Executive Order No. 13382. A portion of the 2012 transactions and all of the 2013, 2014 and 2015 transactions took place after the President issued Executive Order 13628 on October 9, 2012, which implemented Section 218 of the Iran Threat Reduction and Syria Human Rights Act by prohibiting any entity owned or controlled by a U.S. person and established or maintained outside the U.S. from knowingly engaging in any transaction, directly or indirectly, with the Government of Iran. Accordingly, UTC Building & Industrial Systems has filed an appropriate disclosure with OFAC. In 2012, Chubb Hong Kong sold approximately $1,548 in the aggregate in security alarm and monitoring equipment and services to Melli Bank, with a net profit of approximately $697. Approximately $1,161 of the 2012 payments were received before October 9, 2012 and were not prohibited by applicable law when received. In 2013, Chubb Hong Kong sold approximately $1,761 in the aggregate in security alarm and monitoring equipment and services to Melli Bank, with a net profit of approximately $792. In 2014, Chubb Hong Kong sold approximately $1,559 in the aggregate in security alarm and monitoring equipment and services to Melli Bank, with a net profit of approximately $702. In 2015, Chubb Hong Kong sold approximately $796 in the aggregate in security alarm and monitoring equipment and services to Melli Bank, with a net profit of approximately $358. Chubb Hong Kong has informed Melli Bank that it has terminated the relationship and will not provide further security alarm and monitoring equipment or services.
As previously disclosed under Part II. Item 9A of our 2014 Form 10-K, Chubb Fire & Security Limited (Chubb UK), a company organized under the laws of the United Kingdom, sold fire safety products and provided related maintenance inspection services to Petrochemical Commercial Company (U.K.) Limited (Petrochemical) in 2012, 2013, and 2014.  Also as previously disclosed, Chubb UK informed Petrochemical that it terminated the relationship and will not provide further fire safety equipment or maintenance inspection services.  As part of the process of terminating such relationship, in 2015 Chubb UK sent a second termination notice to Petrochemical and, with respect to $1,367.23 of maintenance inspection services provided in December 2014, UK Chubb issued to Petrochemical a credit note for the amount of the services provided, thereby excusing Petrochemical from payment for those services.  Chubb UK has received no payments or profit for the December 2014 services and has had no further contact with Petrochemical in 2015.
UTC Aerospace Systems discovered that Iran Air accessed a limited number of maintenance documents in a legacy Goodrich technical publications database during the period required for reporting by Section 13(r) of the Securities Exchange Act (15 U.S.C. Section 78m(r)).  These documents are used by maintenance mechanics pertaining to parts manufactured by Goodrich Corporation for older commercial aircraft operated by Iran Air (mostly interior and exterior lighting components).  OFAC has designated Iran Air as an entity owned or controlled by the Government of Iran and blocked pursuant to Executive Order No. 13382.   No documents were accessed after December 2013 and UTC Aerospace Systems has taken appropriate action to prevent further access.  Based on its preliminary review of this matter, UTC Aerospace Systems has not identified any revenues or profits attributable to Iran Air’s access to these documents.  UTC Aerospace Systems has also filed the relevant disclosure with OFAC.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2014 Annual Report, incorporated by reference in our 2014 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2015.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net Sales	$16,333	$17,191	$30,874	$31,936
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and six months ended June 30, 2015 are as follows:

	Quarter Ended June 30, 2015	Six Months Ended June 30, 2015
Organic change	3%	3%
Foreign currency translation	(4)%	(4)%
Acquisitions and divestitures, net	1%	1%
Other	(5)%	(3)%
Total % Change	(5)%	(3)%
During the quarter ended June 30, 2015, all five segments experienced organic sales growth led by Sikorsky (6%), UTC Climate, Controls & Security (5%), along with growth at Pratt & Whitney and UTC Aerospace Systems (each 2%) and Otis (1%). Organic sales growth at Sikorsky was driven by development programs, U.S. Government aircraft sales volumes and commercial aircraft sales volume, driven by aircraft completion services. Organic sales growth at UTC Climate, Controls & Security was driven by the U.S. commercial heating, ventilation, and air conditioning (HVAC) and transport refrigeration businesses.
All five segments also experienced organic sales growth during the six months ended June 30, 2015, led by UTC Climate, Controls & Security (6%) and UTC Aerospace Systems (4%), along with growth Otis (2%) and at Pratt & Whitney and

Sikorsky (each 1%). Organic sales growth at UTC Climate, Controls & Security was driven by the U.S. commercial HVAC and transport refrigeration businesses, while organic growth at UTC Aerospace Systems was due to growth in commercial OEM sales.
The sales increase from net acquisitions and divestitures for the quarter and six months ended June 30, 2015 was primarily a result of the acquisition of majority interests in a UTC Climate, Controls & Security business and joint venture. The decline in "Other" in the quarter and six months ended June 30, 2015 is attributable to the absence of the cumulative adjustment to record sales of $830 million based upon the change in estimate arising out of the Amended Arrangements signed with the Canadian Government for the Cyclone helicopter program in the second quarter of 2014.
Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Cost of products sold	$9,020	$10,182	$16,850	$18,263
Percentage of product sales	74.9%	78.2%	75.2%	77.0%
Cost of services sold	$2,805	$2,749	$5,498	$5,358
Percentage of service sales	65.4%	65.9%	65.0%	65.1%
Total cost of products and services sold	$11,825	$12,931	$22,348	$23,621
The factors contributing to the percentage change year-over-year for the quarter and six months ended June 30, 2015 in total cost of products and services sold are as follows:

	Quarter Ended June 30, 2015	Six Months Ended June 30, 2015
Organic change	5%	4%
Foreign currency translation	(5)%	(5)%
Acquisitions and divestitures, net	1%	1%
Other	(10)%	(5)%
Total % Change	(9)%	(5)%
The organic increase in total cost of products and services sold in the quarter and six months ended June 30, 2015 was driven by the organic sales increase noted above as well as by a higher proportion of OEM sales mix and the related negative engine margin in 2015 relative to 2014, within Pratt & Whitney. Foreign exchange fluctuations provided a benefit through lower cost of sales of approximately 5% driven by Otis and UTC Climate, Controls & Security.
The decrease in "Other" in the quarter and six months ended June 30, 2015 is attributable to the absence of the cumulative adjustment to record costs of $1,268 million based upon the change in estimate arising out of the Amended Arrangements signed with the Canadian Government for the Cyclone helicopter program in the second quarter of 2014.
Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Gross margin	$4,508	$4,260	$8,526	$8,315
Percentage of net sales	27.6%	24.8%	27.6%	26.0%
The 280 basis point increase in gross margin as a percentage of sales for the quarter ended June 30, 2015 is primarily due to the absence of the cumulative adjustment to record $830 million in sales and $1,268 million in cost of sales based upon the change in estimate arising out of the Amended Arrangements signed with the Canadian Government for the Cyclone helicopter program (390 basis points). This was partially offset by higher negative engine margin at Pratt & Whitney (50 basis points) and higher restructuring costs (20 basis points). The remaining decline is primarily driven by higher pension expense in 2015.
The 160 basis point increase in gross margin as a percentage of sales for six months ended June 30, 2015 is primarily due to the absence of the cumulative adjustment to record $830 million in sales and $1,268 million in cost of sales based upon the change in estimate arising out of the Amended Arrangements signed with the Canadian Government for the Cyclone helicopter program (210 basis points). This was partially offset by higher negative engine margin at Pratt & Whitney (50 basis points). Lower restructuring costs (10 basis points) were offset by higher pension expense in 2015.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Company-funded	$606	$666	$1,208	$1,290
Percentage of net sales	3.7%	3.9%	3.9%	4.0%
Customer-funded	$585	$641	$1,124	$1,164
Percentage of net sales	3.6%	3.7%	3.6%	3.6%
Research and development spending is subject to the variable nature of program development schedules, and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year decrease in company-funded research and development (9%) for the quarter ended June 30, 2015 is primarily related to lower research and development within UTC Aerospace Systems and Pratt & Whitney resulting principally from the wind down of development activities on certain key programs such as the A320neo. Customer-funded research and development declined 9%, led principally by Pratt & Whitney (17%) and UTC Aerospace Systems (6%). These declines reflect the latter stages of development on various U.S. Government and commercial programs, and were partially offset by higher spending on U.S. Government development programs at Sikorsky (15%).
The year-over-year decrease in company-funded research and development (6%) for the six months ended June 30, 2015 is primarily due to lower research and development within Pratt & Whitney related to the development of multiple geared turbo-fan platforms (3%) and within UTC Aerospace Systems related to several commercial aerospace programs (4%). Customer-funded research and development declined (3%) due primarily to lower spending on U.S. Government and commercial engine programs at Pratt & Whitney (16%), partially offset by higher spending on U.S. Government development programs at Sikorsky (13%).
We expect company-funded research and development for the full year 2015 to decline more than $100 million from 2014 levels.
Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Selling, general and administrative expenses	$1,543	$1,623	$3,106	$3,219
Percentage of net sales	9.4%	9.4%	10.1%	10.1%
Selling, general and administrative expenses declined 5% in the quarter ended June 30, 2015 due to the benefit of foreign exchange (6%), particularly within the commercial businesses, and lower restructuring costs (2%), partially offset by transaction and separation costs related to the planned sale of Sikorsky (2%) and higher pension costs (1%).
Selling, general and administrative expenses declined 4% in the six months ended June 30, 2015 due to the benefit of foreign exchange (5%), particularly within the commercial businesses, partially offset by transaction and separation costs related to the planned sale of Sikorsky (1%) and higher pension costs (1%).
Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Other income, net	$193	$384	$614	$647
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and nonrecurring items. The year-over-year decrease in other income, net (50%) in the quarter ended June 30, 2015 reflects the absence of a prior year gain on an agreement with a state taxing authority for the monetization of tax credits (58%) and lower joint venture income (5%), offset by the absence of a prior year charge to adjust the fair value of a Pratt & Whitney joint venture (16%) and the absence of an impairment loss on a Sikorsky joint venture investment (7%). The remaining difference is attributable to miscellaneous asset sales at Pratt & Whitney and UTC Climate, Controls & Security and other normal recurring operational activity.
The year-over-year decrease in other income, net (5%) in the six months ended June 30, 2015 reflects the absence of a prior year gain on an agreement with a state taxing authority for the monetization of tax credits (34%) and lower joint venture income (5%), offset by gain on the re-measurement to fair value of previously held equity interests in UTC Climate, Controls & Security joint venture investments (24%) by obtaining controlling interests in the ventures, the absence of a prior year charge to adjust the fair value of a Pratt & Whitney joint venture (9%) and the absence of an impairment loss on a Sikorsky joint venture investment (4%). The remaining difference is attributable to miscellaneous asset sales at Pratt & Whitney and UTC Climate, Controls & Security and other normal recurring operational activity.
Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Interest expense	$244	$245	$484	$488
Interest income	(28)	(39)	(50)	(57)
Interest expense, net	$216	$206	$434	$431
Average interest expense rate	4.2%	4.3%	4.2%	4.3%
The decline in interest income in the quarter and six months ended June 30, 2015 is primarily due to the absence of $21 million of favorable pre-tax interest adjustments, primarily related to the conclusion of the IRS's examination of the Company's 2009 and 2010 tax years, recorded during the quarter ended June 30, 2014.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Effective tax rate	29.3%	16.7%	28.3%	23.0%
The increase in the effective tax rate for the quarter ended June 30, 2015, primarily reflects the absence of the favorable non-cash income tax impacts recorded in the second quarter of 2014, comprised of $213 million related to the conclusion of the IRS examination of the Company’s 2009 - 2010 tax years and $40 million related to the conclusion of the State of Connecticut's review of the Company’s 2010 - 2012 tax years.
The increase in the effective tax rate for the six months ended June 30, 2015 reflects the absence of the items noted above, partially offset by the non-taxable gain recognized on the re-measurement to fair value of a previously held equity interest in a UTC Climate, Controls & Security joint venture that was recorded in the first quarter of 2015.
We estimate our full year annual effective income tax rate in 2015 to be approximately 29%, absent nonrecurring items and unadjusted for the impacts of the planned sale of Sikorsky.
Net Income Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Income attributable to common shareowners	$1,542	$1,680	$2,968	$2,893
Diluted earnings per share attributable to common shareowners	$1.73	$1.84	$3.31	$3.16
Net income attributable to common shareowners for the quarter ended June 30, 2015 includes restructuring charges, net of tax benefit, of $40 million as well as costs, net of tax benefit, related to the planned sale of Sikorsky of $27 million. The effect of nonrecurring items and restructuring charges on diluted earnings per share for the quarter ended June 30, 2015 was $0.08 per share. The impact of foreign currency translation and hedging generated an unfavorable effect of $0.06 per diluted share on our operational performance in the quarter ended June 30, 2015.
Net income attributable to common shareowners for the quarter ended June 30, 2014 includes restructuring charges, net of tax benefit, of $38 million as well as a net benefit from non-recurring items, net of tax expense of $37 million. The effect on diluted earnings per share for the quarter ended June 30, 2014 of restructuring charges was $0.04 per share, offset by a net $0.04 benefit from non-recurring items. The impact of foreign currency translation and hedging generated a favorable effect of $0.03 per diluted share on our operational performance in the quarter ended June 30, 2014.
Net income attributable to common shareowners for the six months ended June 30, 2015 includes restructuring charges, net of tax benefit, of $105 million as well as a net benefit from nonrecurring items, net of tax expense of $100 million. The effect of nonrecurring items on diluted earnings per share for the six months ended June 30, 2015 was a net benefit of $0.12, which was offset by $0.12 of restructuring charges. The impact of foreign currency translation and hedging generated an unfavorable effect of $0.13 per diluted share on our operational performance in the six months ended June 30, 2015.
Net income attributable to common shareowners for the six months ended June 30, 2014 includes restructuring charges, net of tax benefit, of $121 million as well as a net benefit from non-recurring items, net of tax expense of $37 million. The effect on diluted earnings per share for the six months ended June 30, 2014 of restructuring charges was $0.13 per share, offset by a net $0.04 benefit from non-recurring items. The impact of foreign currency translation and hedging generated a favorable effect of $0.03 per diluted share on our operational performance in the six months ended June 30, 2014.
Restructuring Costs

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Restructuring costs	$155	$180
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
As described below, the charges incurred in the six months ended June 30, 2015 primarily relate to actions initiated during 2015 and 2014, while the charges incurred in the six months ended June 30, 2014 primarily relate to actions initiated during 2014 and 2013.
2015 Actions. During the six months ended June 30, 2015, we recorded net pre-tax restructuring charges of $105 million relating to ongoing cost reduction actions initiated in 2015.
We are targeting to complete in 2015 and 2016 the majority of the remaining workforce and facility related cost reduction actions initiated in 2015. Approximately 90% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2015, we had cash outflows of approximately $15 million related to the 2015 actions. We expect to incur additional restructuring charges of $46 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $200 million annually.
2014 Actions. During the six months ended June 30, 2015 and 2014, we recorded net pre-tax restructuring charges of $48 million and $151 million, respectively, for actions initiated in 2014. The 2014 actions relate to ongoing cost reduction efforts, including severance related to workforce reductions and facility exit and lease termination costs related to the consolidation of field and manufacturing operations.
We are targeting to complete in 2015 the majority of the remaining workforce and facility related cost reduction actions initiated in 2014. Approximately 90% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2015, we had cash outflows of approximately $78 million related to the 2014 actions. We expect to incur additional restructuring charges of $56 million to complete these actions. We expect recurring pre-tax savings to increase over the two-year period subsequent to initiating the actions to approximately $310 million annually, of which, approximately $112 million was realized during the six months ended June 30, 2015.
For additional discussion of restructuring, see Note 7 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2015 and 2014 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
At constant currency and excluding the effect of acquisitions and divestitures, orders within the UTC Climate, Controls & Security segment increased (29%) within transport refrigeration on order strength within Europe and North American truck and trailer businesses and within the container business.  Global commercial HVAC orders declined (5%) as HVAC equipment order growth in the Americas (10%) was more than offset by a decline in Asia (23%). Within the Otis segment, new equipment orders increased (5%) in the quarter ended June 30, 2015 with growth in Europe and the Middle East (32%) led by a landmark project in the Middle East. New equipment order growth in North America (10%) was offset by a decline in China (10%) in the quarter ended June 30, 2015.
Summary performance for each of the commercial businesses for the quarters ended June 30, 2015 and 2014 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net Sales	$3,098	$3,365	(8)%	$4,454	$4,429	1%
Cost of Sales	2,091	2,248	(7)%	3,059	3,041	1%
	1,007	1,117	(10)%	1,395	1,388	1%
Operating Expenses and Other	380	424	(10)%	572	573	—
Operating Profits	$627	$693	(10)%	$823	$815	1%

Operating Profit Margins	20.2%	20.6%	18.5%	18.4%
Summary performance for each of the commercial businesses for the six months ended June 30, 2015 and 2014 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net Sales	$5,843	$6,320	(8)%	$8,306	$8,280	—
Cost of Sales	3,931	4,256	(8)%	5,772	5,767	—
	1,912	2,064	(7)%	2,534	2,513	1%
Operating Expenses and Other	758	801	(5)%	982	1,161	(15)%
Operating Profits	$1,154	$1,263	(9)%	$1,552	$1,352	15%

Operating Profit Margins	19.8%	20.0%	18.7%	16.3%

Otis –
Quarter Ended June 30, 2015 Compared with Quarter Ended June 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	(9)%	—	—	—
Cost of Sales	3%	(10)%	—	—	—
Operating Profits	(2)%	(11)%	—	2%	1%
Organic sales increased (1%) due to higher new equipment sales primarily in North America (2%) offset by lower service sales in Europe (1%), which are expected to continue for the remainder of 2015. Lower new equipment sales in China (1%) were offset by higher new equipment sales in other areas of Asia (1%).
Operational profit decreased (2%) due to lower service contribution (2%) primarily in Europe and higher selling, general and administrative expenses (2%), partially offset by higher new equipment contribution (2%).
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(10)%	—	—	—
Cost of Sales	2%	(10)%	—	—	—
Operating Profits	—	(11)%	—	2%	—
Organic sales increased (2%) due to higher new equipment sales primarily in North America (1%) and Asia (1%). Lower service sales in Europe (1%) were offset by higher service sales in Asia (1%).
Operational profit remained unchanged in the first six months of 2015 as higher new equipment contribution (6%) was offset by lower service contribution (3%) due to continued pricing pressure, and higher selling, general and administrative expenses (2%).
UTC Climate, Controls & Security –
Quarter Ended June 30, 2015 Compared with Quarter Ended June 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	5%	(7)%	3%	—	—
Cost of Sales	5%	(7)%	3%	—	—
Operating Profits	6%	(5)%	—	—	—
Organic sales increased by 5% primarily reflecting growth in Americas (3%) driven by the U.S. commercial and residential HVAC businesses, and growth in refrigeration (2%) driven by the transport refrigeration businesses.
The 6% operational profit increase was driven by favorable volume and price (combined 5%) and lower commodity costs (1%).
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	(7)%	1%	—	—
Cost of Sales	5%	(7)%	2%	—	—
Operating Profits	7%	(5)%	—	1%	12%

Organic sales increased by 6% primarily reflecting growth in Americas (3%) driven by the U.S. commercial and residential HVAC businesses, and growth in refrigeration (2%) driven by the transport refrigeration businesses.
The 7% operational profit increase was primarily driven by favorable volume and price (combined 6%) and lower commodity costs (1%). The 12% increase in "Other" is driven by a gain as a result of a fair value adjustment related to the acquisition of a controlling interest in a joint venture investment (9%), a gain as a result of a fair value adjustment related to a separate acquisition of a controlling interest in another joint venture investment (1%), and a gain on a property sale (1%).
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
We continue to see growth in our commercial OEM business based on a strong airline industry which is benefiting from traffic growth and lower fuel costs. Airline traffic, as measured by RPMs, grew over 6% in the first five months of 2015, while jet fuel costs have declined approximately 40% relative to prices one year ago in all geographic regions.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMP). FMP are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMP in lieu of transactional spare part sales as new engines enter our customers' fleets on FMP, and legacy fleets are retired. Overall shop visits for engines under FMP were lower in the quarter reflecting our ongoing efforts to improve the engine time on wing. Other aftermarket activity was mixed with engine transactional services up at Pratt & Whitney, including Pratt & Whitney Canada, provisioning and repair down at UTC Aerospace Systems, while part sales continued to be strong at UTC Aerospace Systems. The UTC Aerospace Systems provisioning, repair and part sales volumes are expected to remain relatively consistent through the remainder of 2015. Military aftermarket across the aerospace businesses was generally flat.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB ASC. Operating profit included significant net favorable changes in aerospace contract estimates of $91 million and $145 million in the quarter and six months ended June 30, 2015, respectively, primarily representing favorable contract adjustments recorded at Pratt & Whitney.
Summary performance for each of the aerospace businesses for the quarters ended June 30, 2015 and 2014 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Net Sales	$3,677	$3,592	2%	$3,632	$3,636	—	$1,691	$2,384	(29)%
Cost of Sales	2,845	2,717	5%	2,648	2,585	2%	1,403	2,560	(45)%
	832	875	(5)%	984	1,051	(6)%	288	(176)	264%
Operating Expenses & Other	345	443	(22)%	404	449	(10)%	123	141	(13)%
Operating Profits	$487	$432	13%	$580	$602	(4)%	$165	$(317)	152%

Operating Profit Margins	13.2%	12.0%	16.0%	16.6%	9.8%	(13.3)%
Summary performance for each of the aerospace businesses for the six months ended June 30, 2015 and 2014 was as follows:

	Pratt & Whitney			UTC Aerospace Systems			Sikorsky
(Dollars in millions)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Net Sales	$7,009	$6,921	1%	$7,180	$7,086	1%	$2,958	$3,745	(21)%
Cost of Sales	5,409	5,263	3%	5,199	5,049	3%	2,465	3,715	(34)%
	1,600	1,658	(3)%	1,981	2,037	(3)%	493	30	1,543%
Operating Expenses & Other	694	838	(17)%	832	845	(2)%	236	261	(10)%
Operating Profits	$906	$820	10%	$1,149	$1,192	(4)%	$257	$(231)	211%

Operating Profit Margins	12.9%	11.8%	16.0%	16.8%	8.7%	(6.2)%

Pratt & Whitney –
Quarter Ended June 30, 2015 Compared with Quarter Ended June 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(1)%	1%	—	—
Cost of Sales	6%	(1)%	1%	—	(1)%
Operating Profits	(19)%	2%	4%	1%	25%
The organic sales increase (2%) primarily reflects higher military engine sales (4%), offset by lower commercial engine sales (2%). Sales increased 1% as a result of the acquisition of a majority interest in a joint venture in July 2014.
Pratt & Whitney's operating profit reflects higher pension costs partially offset by restructuring savings across its businesses. The operational profit decrease (19%) was due to unfavorable aftermarket volume and mix (25%), higher negative engine margin (19%), and repayments of government research and development support in the form of royalties at Pratt & Whitney Canada (2%), offset by an increase in favorable contract performance (17%), favorable military engine margin and volume mix (6%) and lower research and development spending (5%). Operating profit increased (4%) as a result of the acquisition of a majority interest in a joint venture in July 2014. "Other" reflects the absence of a loss to adjust the fair value of a joint venture investment (14%), the absence of an impairment of assets related to a joint venture (5%), a favorable fair value adjustment of contingent consideration related to a 2013 Pratt & Whitney divestiture (3%), higher gains from intellectual property sales (2%) and non-core product lines sales (2%).
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	(1)%	1%	—	—
Cost of Sales	4%	(1)%	—	—	—
Operating Profits	(12)%	2%	3%	4%	13%
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
The organic sales increase (1%) primarily reflects higher military engine sales (2%) offset by lower commercial engine sales (1%). Sales increased 1% as a result of the acquisition of a majority interest in a joint venture in July 2014.
Pratt & Whitney's operating profit includes higher pension cost partially offset by restructuring savings across its business. The operational profit decrease (12%) was due to higher negative engine margin (20%), lower aftermarket profits (4%), repayments of government research and development support in the form of royalties at Pratt & Whitney Canada (3%), and lower industrial engines development sales (2%), offset by favorable contract performance (8%), lower research and development spending (5%), favorable military engine volume and mix (3%), and favorable contract termination benefits (2%). Operating profit increased (3%) as a result of the acquisition of a majority interest in a joint venture in July 2014. "Other" reflects the absence of a loss to adjust the fair value of a joint venture investment (7%), the absence of an impairment of assets related to a joint venture (3%), favorable fair value adjustment of contingent consideration related to a 2013 Pratt & Whitney divestiture (2%), higher gains from intellectual property sales (1%) and non-core product lines sales (1%).

UTC Aerospace Systems –
Quarter Ended June 30, 2015 Compared with Quarter Ended June 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(2)%	—	—	—
Cost of Sales	6%	(4)%	(1)%	1%	—
Operating Profits	(8)%	3%	—	1%	—
The organic sales growth (2%) primarily reflects an increase in commercial aerospace OEM sales volume (3%) and a benefit from a change in a customer arrangement (2%), partially offset by the absence of the favorable impact of a prior year customer contract settlement (2%) and lower military OEM sales volume (1%).
The organic decrease in operational profit (8%) reflects lower commercial aerospace OEM profit contribution (9%) primarily due to adverse mix, the absence of the favorable impact of a prior year customer contract settlement (6%), higher warranty costs (3%), higher pension costs (3%), and lower military profit contribution (2%), partially offset by lower research and development costs (7%), benefits from customer contract dispute resolutions and other settlements (5%), and lower selling, general and administrative expenses (4%) partially driven by lower employee related costs.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	(2)%	(1)%	—	—
Cost of Sales	7%	(4)%	—	—	—
Operating Profits	(2)%	—	—	(3)%	1%
The organic sales growth (4%) primarily reflects an increase in commercial aerospace OEM sales volume (4%) and a benefit from a change in a customer arrangement (2%), partially offset by the absence of the favorable impact of a prior year customer contract settlement (1%) and lower military OEM sales volume (1%).
The organic decrease in operational profit (2%) reflects higher warranty costs (4%), lower commercial aerospace OEM profit contribution (3%) primarily due to adverse mix, the absence of the favorable impact of a prior year customer contract settlement (3%), higher pension costs (3%), and lower military profit contribution (3%), partially offset by benefits from favorable customer contract negotiations, dispute resolutions and other settlements (5%), lower research and development costs (4%), lower selling, general and administrative expenses (3%) partially driven by lower employee related costs, and higher commercial aerospace aftermarket profit contribution (1%).
Sikorsky –
Quarter Ended June 30, 2015 Compared with Quarter Ended June 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	—	—	—	(35)%
Cost of Sales	4%	—	—	1%	(50)%
Operating Profits	12%	—	—	(7)%	147%
The organic sales increase (6%) reflects increased development program sales volume (5%), commercial aircraft volume (4%) driven by aircraft completion services, and U.S. Government aircraft sales volume (3%). These increases were partially offset by decreases in international military sales (4%) and aftermarket sales (3%). "Other" reflects the absence of a cumulative adjustment to record $830 million in sales and $1,268 million in cost of sales in 2014 based upon the change in estimate for the Amended Arrangements signed with the Canadian Government for the Cyclone Helicopter program.
The operational profit increase (12%) is driven by increased profitability in U.S. Government aircraft (11%) due to increased volume and the absence of prior year unfavorable contract performance adjustments, increased development programs volume (5%) inclusive of year-over-year favorable contract performance adjustments, increased commercial profitability (3%) due to aircraft completion services volume, and increased profitability from international military aircraft

(1%). These increases were partially offset by lower aftermarket profitability (8%). "Other" reflects the absence of a cumulative adjustment to record losses of $438 million in 2014 based upon the change in estimate for the Amended Arrangements signed with the Canadian Government for the Cyclone Helicopter program and the absence of an approximately $28 million charge for the impairment of a Sikorsky joint venture investment in 2014.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	—	—	—	(22)%
Cost of Sales	—	—	—	—	(34)%
Operating Profits	11%	1%	—	(3)%	202%
The organic sales increase (1%) reflects increased development program sales volume (6%) and U.S. Government aircraft sales volume (1%). These increases were partially offset by decreases in aftermarket sales (4%) and international military sales (2%). "Other" reflects a cumulative adjustment to record $830 million in sales and $1,268 million in cost of sales in 2014 based upon the change in estimate for the Amended Arrangements signed with the Canadian Government for the Cyclone Helicopter program.
The operational profit increase (11%) is driven by increased profitability in U.S. Government aircraft (23%) due to increased sales volume and the absence of unfavorable contract performance adjustments, increased development programs volume (5%) inclusive of year-over-year favorable contract performance adjustments, increased profitability from international aircraft (5%), and additional joint venture income (4%). These increases were partially offset by lower aftermarket profitability (26%) primarily due to a decline in year-over-year favorable military contract performance adjustments. "Other" reflects the absence of a cumulative adjustment to record losses of $438 million in 2014 based upon the change in estimate for the Amended Arrangements signed with the Canadian Government for the Cyclone Helicopter program and the absence of an approximately $28 million charge for the impairment of a Sikorsky joint venture investment in 2014.
Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended June 30,		Quarter Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Eliminations and other	$(219)	$(215)	$(10)	$249
General corporate expenses	—	—	(120)	(119)

	Net Sales		Operating Profits
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Eliminations and other	$(422)	$(416)	$38	$288
General corporate expenses	—	—	(230)	(231)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year decline in operating profit for the quarter and six months ended June 30, 2015, as compared with the same period of 2014, reflects the absence of an approximately $220 million gain on an agreement with a state taxing authority for the monetization of tax credits that was recorded in the second quarter of 2014.

LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	June 30, 2015	December 31, 2014	June 30, 2014
Cash and cash equivalents	$5,933	$5,235	$4,962
Total debt	22,443	19,794	20,072
Net debt (total debt less cash and cash equivalents)	16,510	14,559	15,110
Total equity	31,938	32,564	35,193
Total capitalization (debt plus equity)	54,381	52,358	55,265
Net capitalization (debt plus equity less cash and cash equivalents)	48,448	47,123	50,303
Debt to total capitalization	41%	38%	36%
Net debt to net capitalization	34%	31%	30%
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
As a matter of practice, we continually assess our current business and closely monitor the impact on our customers and suppliers, and have determined that overall there was not a significant adverse impact on our financial position, results of operations or liquidity during the first six months of 2015.
Our domestic pension funds experienced a positive return on assets of 1.31% during the first six months of 2015. Approximately 88% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (12%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the impact of lower discount rates and the adoption of new mortality tables in the U.S. and Canada, partially offset by the positive asset experience from 2010 - 2013 and positive returns experienced during 2014, are expected to result in increased pension expense in 2015 of approximately $300 million as compared to 2014.
Our strong debt ratings and financial position have historically enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization increased 3 points from 38% at December 31, 2014 to 41% at June 30, 2015 due to the use of short-term borrowings to initially fund the accelerated share repurchase executed during the quarter ended March 31, 2015.
On May 4, 2015, we completed the previously announced optional remarketing of the 1.550% junior subordinated notes, which were originally issued as part of our equity units on June 18, 2012. As a result of the remarketing, these notes were redesignated as our 1.778% junior subordinated notes due May 4, 2018. To date, we have not directly received any proceeds from the optional remarketing of the 1.550% junior subordinated notes. On August 3, 2015, we expect to receive approximately $1.1 billion from the proceeds of the remarketing, and issue approximately 11.3 million shares of Common Stock to settle the purchase obligation of the holders of the equity units under the purchase contract entered into at the time of the original issuance of the equity units.
In the quarter ended June 30, 2015, we repaid at maturity all 4.875% notes due in 2015 and all floating rate notes due in 2015, representing $1.7 billion in aggregate principal. On May 4, 2015, we issued $850 million aggregate principal amount of 4.150% notes due May 15, 2045. On May 22, 2015 we issued €750 million aggregate principal amount of 1.250% notes due May 22, 2023. The net proceeds from these debt issuances were used primarily to repay the notes maturing during the quarter ended June 30, 2015.
On April 1, 2014, we redeemed all remaining outstanding 2016 Goodrich 6.290% notes, representing approximately $188 million in aggregate principal, under our redemption notice issued on February 28, 2014.
At June 30, 2015, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. Effective June 30, 2015 we terminated a $1.5 billion revolving credit agreement, which had been entered into on March 11, 2015. As of June 30, 2015, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2015, our maximum commercial paper borrowing limit was $4.35 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. Commercial paper borrowings as of June 30, 2015 were largely used to finance the accelerated share repurchase agreements entered into on March 13, 2015. See Note 11 for further discussion of these accelerated share repurchase agreements.
We continue to have access to the commercial paper markets and our existing credit facilities, and continue to expect strong generation of operating cash flows. While the impact of market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs.
At June 30, 2015, approximately 97% of our cash was held by UTC's foreign subsidiaries, due to our extensive international operations. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
We continue to be involved in litigation with the German Tax Office in the German Tax Court with respect to certain tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. We expect to make tax and interest payments of approximately $305 million in 2015, including approximately $258 million paid during the six months ended June 30, 2015, to avoid additional interest accruals while we continue to litigate this matter. See Note 13 for a further discussion of this German tax litigation.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of June 30, 2015 and December 31, 2014, the amount of such restricted cash was approximately $35 million and $255 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Net cash flows provided by operating activities	$2,848	$3,077
Cash generated from operating activities in the six months ended June 30, 2015 was $229 million lower than the same period in 2014. Higher net income of $54 million and noncash deferred income tax provision, stock compensation cost and depreciation and amortization charges of $296 million were more than offset by an increase in cash outflow for working capital investments of $45 million in the six months ended June 30, 2015 over the prior year period, noncash earnings on investments of $265 million, including an approximately $126 million net gain as a result of a fair value adjustment related to the acquisition of a controlling interest in a UTC Climate, Controls & Security joint venture investment, and an increase in other net operating assets of approximately $300 million.
The cash outflows in the six months ended June 30, 2015 for working capital were driven by increases in inventories and accounts receivable, as well as net liquidations of customer advances primarily in Pratt & Whitney's military programs and Sikorsky's commercial programs, partially offset by increases in accounts payable. Inventories increased at UTC Climate, Controls & Security, primarily supporting demand for the peak cooling season and to meet other contractual deliveries, and at Pratt & Whitney and UTC Aerospace Systems supporting an increase in customers' platform deliveries and related aftermarket demand. Accounts receivable increased approximately $359 million, primarily in our commercial businesses, driven by the U.S. commercial and residential HVAC business at UTC Climate, Controls & Security and Otis new equipment sales primarily in North America. Factoring activity in the quarter ended June 30, 2015 was consistent with the prior quarter, excluding approximately $500 million of customer funded factoring at Pratt & Whitney related to certain extensions of contractual payment terms. Increases in accounts payable and accrued liabilities primarily relate to seasonal volumes and program activities in our commercial businesses, and were partially offset by payments of approximately $258 million related to tax and interest accruals on the German tax matter discussed further in Note 13 to the Condensed Consolidated Financial Statements.

For the six months ended June 30, 2014, cash outflows for working capital were primarily driven by increases in inventory to support deliveries and other contractual commitments across all businesses. Reductions in accounts receivable in our aerospace businesses, driven primarily by accelerated customer collections and selected factoring primarily at Pratt & Whitney, were partially offset by increases in accounts receivable in our commercial businesses. Increases in accounts payable and accrued liabilities were more than offset by liquidations of customer advances, primarily in Pratt & Whitney's military business.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the six months ended June 30, 2015 and 2014 were $70 million and $144 million, respectively. Although our domestic pension plans are approximately 92% funded on a projected benefit obligation basis as of June 30, 2015, and we are not required to make additional contributions through the end of 2019, we may elect to make discretionary contributions in 2015. We expect to make total cash contributions of approximately $150 million to our global defined benefit pension plans in 2015. Contributions to our global defined benefit pension plans in 2015 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Net cash flows used in investing activities	$(556)	$(873)
Cash flows used in investing activities for the six months ended June 30, 2015 primarily reflect capital expenditures of approximately $706 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $377 million, partially offset by net cash proceeds of approximately $415 million from the settlement of derivative instruments and $166 million from business dispositions. Cash flows used in investing activities for the six months ended June 30, 2014 primarily reflect capital expenditures of approximately $739 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $421 million.
During the six months ended June 30, 2015, we increased our collaboration intangible assets by approximately $247 million, of which $155 million represented payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the six months ended June 30, 2015 primarily relate to investments in new programs at Pratt & Whitney and UTC Aerospace Systems.
Cash investments in businesses in the six months ended June 30, 2015 were approximately $256 million, and consisted of the acquisition of the majority interest in a UTC Climate, Controls & Security business and a number of small acquisitions, primarily in our commercial businesses. Approximately $210 million of our restricted cash balance as of December 31, 2014 was utilized in the cash investments in businesses in the six months ended June 30, 2015. We expect total cash investments for acquisitions in 2015 to be approximately $1 billion, including acquisitions completed during the six months ended June 30, 2015. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
As discussed in Note 8 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. During the six months ended June 30, 2015 and 2014, we had net cash receipts of approximately $415 million and $37 million, respectively, from the settlement of these derivative instruments, primarily related to the strengthening of the U.S. Dollar.
Customer financing activities were a net use of cash of $95 million for the six months ended June 30, 2015 and a source of cash of $73 million for the six months ended June 30, 2014. While we expect that 2015 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $10.5 billion at June 30, 2015 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.7 billion may be required to be disbursed during the remainder of 2015. We had commercial aerospace financing and other contractual commitments of approximately $11.3 billion at December 31, 2014.

Cash Flow - Financing Activities

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Net cash flows used in financing activities	$(1,546)	$(1,843)
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $2.5 billion of outstanding commercial paper at June 30, 2015.
On May 4, 2015, we completed the previously announced optional remarketing of the 1.550% junior subordinated notes, which were originally issued as part of our equity units on June 18, 2012. As a result of the remarketing, these notes were redesignated as our 1.778% junior subordinated notes due May 4, 2018. To date, we have not directly received any proceeds from the optional remarketing of the 1.550% junior subordinated notes. On August 3, 2015, we expect to receive approximately $1.1 billion from the proceeds of the remarketing, and issue approximately 11.3 million shares of Common Stock to settle the purchase obligation of the holders of the equity units under the purchase contract entered into at the time of the original issuance of the equity units.
On March 13, 2015, as part of our previously disclosed share repurchase target of $3 billion for 2015, we entered into accelerated share repurchase (ASR) agreements to repurchase an aggregate of $2.65 billion of our common stock, which was largely funded initially by our commercial paper borrowings. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 18.6 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. As of June 30, 2015, the shares associated with the remaining portion of the aggregate purchase price have not yet been settled. We anticipate that all repurchases under the ASR agreements will be completed no later than the fourth quarter of 2015, at which time we may be entitled to receive additional common shares or, under certain limited circumstances, be required to deliver shares or make additional payments to the counterparties. See Note 11 to the Condensed Consolidated Financial Statements for further discussion.
In addition to transactions under the ASR agreements discussed above, we repurchased approximately 3 million shares of our common stock for approximately $350 million during the six months ended June 30, 2015. At June 30, 2015, management had authority to repurchase approximately 16.2 million shares under the share repurchase program announced on February 4, 2013. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. On July 19, 2015, our Board of Directors authorized a share repurchase program for up to 75 million shares of our common stock, replacing the program announced on February 4, 2013. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on common stock of $0.64 per share in the first quarter of 2015 totaling $553 million in the aggregate and $0.64 per share in the second quarter of 2015 totaling $543 million in the aggregate. On June 10, 2015, the Board of Directors declared, effective as of July 6, 2015, a dividend of $0.64 per share payable September 10, 2015 to shareowners of record at the close of business on August 14, 2015.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2014 Annual Report, incorporated by reference in our 2014 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of June 30, 2015, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2015. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2014 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter or six months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management's current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "confident" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, and other measures of financial performance or potential future plans, strategies or transactions. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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

•
the ability of the parties to satisfy the conditions precedent and consummate the recently announced agreement to sell Sikorsky to Lockheed Martin, the timing of consummation of the transaction, the ability of the parties to secure regulatory approvals in a timely manner or on the terms desired or anticipated, and the ability to implement the anticipated business plans following closing and achieve anticipated benefits and savings;

•	challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;

•	future levels of indebtedness and capital spending and research and development spending;

•	future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;

•	delays and disruption in delivery of materials and services from suppliers;

•	customer- and Company- directed cost reduction efforts and restructuring costs and savings and other consequences thereof;

•	new business opportunities;

•	our ability to realize the intended benefits of organizational changes;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the timing and scope of future repurchases of our common stock;

•	the outcome of legal proceedings, investigations and other contingencies;

•	pension plan assumptions and future contributions;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•	the effect of changes in political conditions in the U.S. and other countries in which we operate; and

•	the effect of changes in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we operate.

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Consolidated Financial Statements" under the heading "Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and in our 2014 Annual Report. This Form 10-Q also includes important information as to these factors in the "Legal Proceedings" section. Additional important information as to these factors is included in our 2014 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters" and in our 2014 Form 10-K in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole." The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Sikorsky Government Contract Claim
As previously disclosed, in October 2014, the United States Government filed a complaint in the United States District Court for the Eastern District of Wisconsin alleging that Sikorsky and two of its wholly-owned subsidiaries, Derco Aerospace (Derco) and Sikorsky Support Services, Inc. (SSSI), violated the False Claims Act in connection with a contract that the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft.  SSSI subcontracted with Derco primarily to procure and manage the spare parts for the training aircraft. The Government alleges that SSSI overbilled the Navy on the contract because Derco added profit and overhead costs to the price of the spare parts that Derco procured and then sold to SSSI. The Government also claims that SSSI submitted false Certificates of Final Indirect Costs in the years 2006 through 2012. We believe that Derco was lawfully permitted to add profit and overhead to the cost of the parts, and maintain that SSSI did not submit any false certificates. We also believe that we have other substantial legal and factual defenses to the government’s claims.
The government’s complaint asserts numerous claims for violations of the False Claims Act, for breach of contract and for unjust enrichment. Pursuant to a court filing made by the Government in late April 2015, the Government disclosed that it seeks damages of approximately $45 million, subject to trebling, plus statutory penalties of approximately $13 million, all totaling approximately $148 million. Although we continue to evaluate liability and exposure, we do not currently believe that it is probable that we will incur a material loss. If, contrary to our expectations, the Government prevails in this matter and proves damages in a material amount, the outcome could have a material adverse effect on our results of operations in the period in which a liability would be recognized and on our cash flows for the period in which any damages would be paid.
By letter dated July 13, 2015, the United States Department of Justice notified Sikorsky that it has opened a criminal investigation with respect to this matter, and requested that Sikorsky and its two subsidiaries voluntarily produce documents.  Sikorsky and its subsidiaries intend to cooperate fully in the investigation. We cannot predict the outcome or consequences of this investigation at this time.
UTC Aerospace Systems Environmental Proceeding
On October 6, 2014, UTC Aerospace Systems had an air emissions release at its Spokane, Washington facility. UTC Aerospace Systems provided notifications of the release to various governmental agencies. On January 14, 2015, the Spokane Regional Clean Air Agency (SRCAA) issued a notice of violation to UTC Aerospace Systems in connection with the release, and on March 20, 2015, SRCAA issued a notice and order to UTC Aerospace Systems imposing a penalty of $39,507. On March 20, 2015, the United States Environmental Protection Agency (US EPA) issued a notice of intent to file an administrative complaint proposing a penalty of $92,900. In June 2015, UTC Aerospace Systems settled these matters with the SRCAA and US EPA for penalties of $23,878 and $52,000, respectively.
See Note 13, Contingent Liabilities, for discussion regarding other legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2014 Form 10-K and Part II, Item 1, "Legal Proceedings" of our 2015 Form 10-Q(Q1).

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the quarter ended June 30, 2015, we had no purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

On February 4, 2013, we announced a share repurchase program which authorized the repurchase of up to 60 million shares of our common stock. At June 30, 2015, the maximum number of remaining shares that could be purchased under this program was approximately 16.2 million shares. Under this current program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. No shares were reacquired in transactions outside the program during the quarter ended June 30, 2015.
On July 19, 2015, our Board of Directors authorized a share repurchase program for up to 75 million shares of our common stock, replacing the program announced on February 4, 2013.
In connection with ASR agreements entered into on March 13, 2015, we received an initial delivery of approximately 18.6 million shares at a price of $121.24 per share, representing approximately 85% of the shares expected to be repurchased. As of June 30, 2015, the shares associated with the remaining portion of the aggregate purchase price have not yet been settled. We anticipate that all repurchases under the ASR agreements will be completed no later than the fourth quarter of 2015, at which time we may be entitled to receive additional common shares or, under certain limited circumstances, be required to deliver shares or make additional payments to the counterparties.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20150630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20150630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20150630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20150630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20150630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20150630_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	July 24, 2015	by:	/s/ AKHIL JOHRI
Akhil Johri
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 24, 2015	by:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Vice President and Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20150630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20150630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20150630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20150630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20150630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20150630_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.