Form 10-Q
period 2015-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2015-10-23
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 1-812

____________________________________
UNITED TECHNOLOGIES CORPORATION
____________________________________

DELAWARE	06-0570975
10 Farm Springs Road, Farmington, Connecticut 06032 (860) 728-7000

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
At September 30, 2015 there were 887,020,937 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2015

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014
Net Sales:
Product sales	$9,642	$10,250
Service sales	4,146	4,363
	13,788	14,613
Costs and Expenses:
Cost of products sold	7,114	7,342
Cost of services sold	2,686	2,823
Research and development	546	640
Selling, general and administrative	1,359	1,501
	11,705	12,306
Other income, net	219	305
Operating profit	2,302	2,612
Interest expense, net	184	185
Income from continuing operations before income taxes	2,118	2,427
Income tax expense	592	575
Net income from continuing operations	1,526	1,852
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	100	97
Income from continuing operations attributable to common shareowners	1,426	1,755
Discontinued operations (Note 2):
Income from operations	27	133
Transaction related expenses	(38)	—
Income tax expense	(54)	(33)
(Loss) income from discontinued operations	(65)	100
Less: Noncontrolling interest in subsidiaries' earnings from discontinued operations	(1)	1
(Loss) income from discontinued operations attributable to common shareowners	(64)	99
Net income attributable to common shareowners	$1,362	$1,854
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.63	$1.96
Net income attributable to common shareowners	$1.55	$2.07
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.61	$1.93
Net income attributable to common shareowners	$1.54	$2.04
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014
Net Sales:
Product sales	$29,725	$30,834
Service sales	12,073	12,086
	41,798	42,920
Costs and Expenses:
Cost of products sold	21,952	22,415
Cost of services sold	7,826	7,752
Research and development	1,668	1,851
Selling, general and administrative	4,261	4,552
	35,707	36,570
Other income, net	808	963
Operating profit	6,899	7,313
Interest expense, net	618	615
Income from continuing operations before income taxes	6,281	6,698
Income tax expense	1,748	1,610
Net income from continuing operations	4,533	5,088
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	281	300
Income from continuing operations attributable to common shareowners	4,252	4,788
Discontinued operations (Note 2):
Income (loss) from operations	284	(116)
Transaction related expenses	(66)	—
Income tax (expense) benefit	(140)	76
Income (loss) from discontinued operations	78	(40)
Less: Noncontrolling interest in subsidiaries' earnings from discontinued operations	—	1
Income (loss) from discontinued operations attributable to common shareowners	78	(41)
Net income attributable to common shareowners	$4,330	$4,747
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$4.82	$5.32
Net income attributable to common shareowners	$4.91	$5.28
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$4.76	$5.24
Net income attributable to common shareowners	$4.85	$5.20
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net income from continuing operations	$1,526	$1,852	$4,533	$5,088
Net (loss) income from discontinued operations	(65)	100	78	(40)
Net income	1,461	1,952	4,611	5,048
Other comprehensive income, net of tax
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	(936)	(744)	(1,202)	(429)
Reclassification adjustments for loss (gain) on sale of an investment in a foreign entity recognized in Other income, net	—	1	(1)	4
	(936)	(743)	(1,203)	(425)
Pension and post-retirement benefit plans
Pension and post-retirement benefit plans adjustments during the period	112	14	157	15
Amortization of actuarial loss, prior service cost and transition obligation	216	104	651	312
	328	118	808	327
Tax expense	(120)	(42)	(296)	(111)
	208	76	512	216
Unrealized (loss) gain on available-for-sale securities
Unrealized holding (loss) gain arising during period	(69)	(59)	18	(71)
Reclassification adjustments for gain included in Other income, net	(2)	—	(56)	(30)
	(71)	(59)	(38)	(101)
Tax benefit	28	22	17	40
	(43)	(37)	(21)	(61)
Change in unrealized cash flow hedging
Unrealized cash flow hedging loss arising during period	(152)	(142)	(274)	(120)
Loss reclassified into Product sales	64	24	164	55
	(88)	(118)	(110)	(65)
Tax benefit	25	29	32	12
	(63)	(89)	(78)	(53)
Other comprehensive income, net of tax	(834)	(793)	(790)	(323)
Comprehensive income	627	1,159	3,821	4,725
Comprehensive income attributable to noncontrolling interest	(76)	(71)	(218)	(267)
Comprehensive income attributable to common shareowners	$551	$1,088	$3,603	$4,458
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$5,477	$5,229
Accounts receivable, net	10,647	10,448
Inventories and contracts in progress, net	8,453	7,642
Future income tax benefits, current	1,997	1,923
Assets held for sale	4,836	4,868
Other assets, current	949	1,373
Total Current Assets	32,359	31,483
Customer financing assets	1,008	958
Future income tax benefits	1,341	1,491
Fixed assets	18,244	18,069
Less: Accumulated depreciation	(9,729)	(9,477)
Fixed assets, net	8,515	8,592
Goodwill	27,354	27,448
Intangible assets, net	15,572	15,528
Other assets	5,986	5,789
Total Assets	$92,135	$91,289
Liabilities and Equity
Short-term borrowings	$3,024	$126
Accounts payable	6,333	6,250
Accrued liabilities	11,875	12,527
Liabilities held for sale	2,242	2,781
Long-term debt currently due	215	1,791
Total Current Liabilities	23,689	23,475
Long-term debt	19,428	17,867
Future pension and postretirement benefit obligations	6,235	6,681
Other long-term liabilities	10,600	10,562
Total Liabilities	59,952	58,585
Commitments and contingent liabilities (Note 14)
Redeemable noncontrolling interest	132	140
Shareowners' Equity:
Common Stock	16,731	15,300
Treasury Stock	(25,946)	(21,922)
Retained earnings	47,236	44,611
Unearned ESOP shares	(108)	(115)
Accumulated other comprehensive loss	(7,388)	(6,661)
Total Shareowners' Equity	30,525	31,213
Noncontrolling interest	1,526	1,351
Total Equity	32,051	32,564
Total Liabilities and Equity	$92,135	$91,289
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Operating Activities of Continuing Operations:
Income from continuing operations	$4,533	$5,088
Adjustments to reconcile income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	1,401	1,352
Deferred income tax provision	444	231
Stock compensation cost	108	187
Change in:
Accounts receivable	(430)	48
Inventories and contracts in progress	(1,070)	(843)
Other current assets	(100)	(117)
Accounts payable and accrued liabilities	(88)	43
Global pension contributions	(93)	(204)
Other operating activities, net	(661)	(763)
Net cash flows provided by operating activities of continuing operations	4,044	5,022
Investing Activities of Continuing Operations:
Capital expenditures	(1,044)	(1,063)
Investments in businesses	(329)	(378)
Dispositions of businesses	172	244
(Increase) decrease in customer financing assets, net	(128)	72
Increase in collaboration intangible assets	(331)	(459)
Receipts from settlements of derivative contracts	147	153
Other investing activities, net	97	39
Net cash flows used in investing activities of continuing operations	(1,416)	(1,392)
Financing Activities of Continuing Operations:
Issuance (repayment) of long-term debt, net	4	(221)
Increase (decrease) in short-term borrowings, net	2,891	(137)
Proceeds from Common Stock issuance - equity unit remarketing	1,100	—
Proceeds from Common Stock issued under employee stock plans	39	131
Dividends paid on Common Stock	(1,643)	(1,538)
Repurchase of Common Stock	(4,000)	(1,095)
Other financing activities, net	(252)	(213)
Net cash flows used in financing activities of continuing operations	(1,861)	(3,073)
Discontinued Operations:
Net cash (used in) provided by operating activities	(299)	3
Net cash used in investing activities	(66)	(85)
Net cash used in financing activities	(1)	—
Net cash flows used in discontinued operations	(366)	(82)
Effect of foreign exchange rate changes on cash and cash equivalents	(143)	(59)
Net increase in cash and cash equivalents	258	416
Cash and cash equivalents, beginning of year	5,235	4,619
Cash and cash equivalents, end of period	5,493	5,035
Less: Cash and cash equivalents of businesses held for sale	16	5
Cash and cash equivalents, end of period	$5,477	$5,030
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at September 30, 2015 and for the quarters and nine months ended September 30, 2015 and 2014 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2014 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2014 (2014 Form 10-K).
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. On July 20, 2015, we announced an agreement to sell our Sikorsky Aircraft (Sikorsky) business to Lockheed Martin Corp. for $9 billion in cash, subject to a working capital and net indebtedness adjustment. As a result, Sikorsky met "held for sale" criteria in the quarter ended September 30, 2015. Sikorsky's results of operations and the related cash flows which result from this business have been reclassified to Discontinued Operations in our Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for all periods presented. The assets and liabilities of Sikorsky have been reclassified to Assets held for sale and Liabilities held for sale, respectively, in our Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014. The sale is expected to close during the fourth quarter of 2015, subject to customary closing conditions, including regulatory approval. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the nine months ended September 30, 2015, our investment in business acquisitions was $347 million, including debt assumed of $18 million, and consisted of the acquisition of the majority interest in a UTC Climate, Controls & Security business and a number of small acquisitions, primarily in our commercial businesses.
As a result of the 2012 transactions related to IAE International Aero Engines AG (IAE), Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 jet engine program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, we have determined that IAE is a variable interest entity with Pratt & Whitney its primary beneficiary, and IAE has, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for IAE in our Condensed Consolidated Balance Sheet as of September 30, 2015 are as follows:

(Dollars in millions)
Current assets	$1,719
Noncurrent assets	1,073
Total assets	$2,792

Current liabilities	$1,738
Noncurrent liabilities	1,457
Total liabilities	$3,195

Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2015 were as follows:

(Dollars in millions)	Balance as of January 1, 2015	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of September 30, 2015
Otis	$1,664	$6	$(121)	$1,549
UTC Climate, Controls & Security	9,408	386	(267)	9,527
Pratt & Whitney	1,481	36	—	1,517
UTC Aerospace Systems	14,892	—	(135)	14,757
Total Segments	27,445	428	(523)	27,350
Eliminations and other	3	1	—	4
Total	$27,448	$429	$(523)	$27,354
Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2015		December 31, 2014
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$1,976	$(1,291)	$2,103	$(1,309)
Patents and trademarks	360	(186)	337	(177)
IAE collaboration	3,231	(68)	2,872	(20)
Customer relationships and other	12,350	(2,883)	12,134	(2,589)
	17,917	(4,428)	17,446	(4,095)
Unamortized:
Trademarks and other	2,083	—	2,177	—
Total	$20,000	$(4,428)	$19,623	$(4,095)
Customer relationship intangible assets include payments made to our customers to secure certain contractual rights. We amortize these intangible assets based on the underlying pattern of economic benefit, which may result in an amortization method other than straight-line. We classify amortization of such payments as a reduction of sales. The IAE collaboration intangible asset is amortized based upon the pattern of economic benefits as represented by the underlying cash flows.
Amortization of intangible assets for the quarter and nine months ended September 30, 2015 was $183 million and $537 million, respectively, compared with $182 million and $536 million for the same periods of 2014. The following is the expected amortization of intangible assets for the years 2015 through 2020, which reflects an increase in expected amortization expense due to the pattern of economic benefit on certain aerospace intangible assets.

(Dollars in millions)	Remaining 2015	2016	2017	2018	2019	2020
Amortization expense	$176	$709	$747	$775	$769	$783
Note 2: Discontinued Operations
On July 20, 2015, we announced an agreement to sell our Sikorsky business to Lockheed Martin Corp. for $9 billion in cash, subject to a working capital and net indebtedness adjustment. The sale is expected to close during the fourth quarter of 2015, and is subject to customary closing conditions, including regulatory approval. The sale is expected to generate approximately $6 billion in net cash, on an after-tax basis.
In the quarter ended September 30, 2015, Sikorsky met "held for sale" criteria. Sikorsky's results of operations and the related cash flows which result from this business have been reclassified to Discontinued Operations in our Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for all periods presented. The assets and liabilities of Sikorsky have been reclassified to Assets held for sale and Liabilities held for sale, respectively, in our Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014. Cash flows from the operation of Sikorsky will continue to be included in our results until completion of the sale to Lockheed Martin Corp.

The following summarized financial information related to Sikorsky has been segregated from continuing operations and reported as Discontinued Operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Discontinued Operations:
Net sales	$1,421	$1,620	$4,379	$5,365
Cost of sales	1,163	1,366	3,628	5,101
Research and development	47	37	133	116
Selling, general and administrative	88	79	264	247
Pension curtailment	110	—	110	—
Other (income) expenses, net	(14)	5	(40)	17
Income (loss) from operations	27	133	284	(116)
Transaction related expenses	(38)	—	(66)	—
Income tax (expense) benefit	(54)	(33)	(140)	76
(Loss) income from discontinued operations	$(65)	$100	$78	$(40)
The table above includes an income tax provision of approximately $68 million in the quarter and nine months ended September 30, 2015, as the undistributed earnings of Sikorsky's international subsidiaries will no longer be permanently reinvested, as a result of the sale of Sikorsky.
The assets and liabilities held for sale on the Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014 are as follows:

(Dollars in millions)	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$16	$6
Accounts receivable, net	732	869
Inventories and contracts in progress, net	2,225	2,223
Other assets, current	76	63
Fixed assets, net	692	684
Goodwill	344	347
Intangible assets, net	29	32
Other assets	722	644
Assets held for sale	$4,836	$4,868
Liabilities
Short-term borrowing and long-term debt currently due	$10	$6
Accounts payable	567	717
Accrued liabilities	1,118	1,478
Long-term debt	7	5
Other long-term liabilities	540	575
Liabilities held for sale	$2,242	$2,781

Note 3: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts; shares in millions)	2015	2014	2015	2014
Net income attributable to common shareowners:
Net income from continuing operations	$1,426	$1,755	$4,252	$4,788
Net (loss) income from discontinued operations	(64)	99	78	(41)
Net income attributable to common shareowners	$1,362	$1,854	$4,330	$4,747
Basic weighted average number of shares outstanding	876.4	897.7	882.1	899.3
Stock awards and equity units	8.6	12.5	11.5	13.8
Diluted weighted average number of shares outstanding	885.0	910.2	893.6	913.1
Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$1.63	$1.96	$4.82	$5.32
Net (loss) income from discontinued operations	(0.07)	0.11	0.09	(0.05)
Net income attributable to common shareowners	1.55	2.07	4.91	5.28
Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.61	$1.93	$4.76	$5.24
Net (loss) income from discontinued operations	(0.07)	0.11	0.09	(0.04)
Net income attributable to common shareowners	1.54	2.04	4.85	5.20
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the quarters ended September 30, 2015 and 2014, the number of stock awards excluded from the computation was approximately 10.3 million and 3.6 million, respectively. For the nine months ended September 30, 2015, the number of stock awards excluded from the computation was approximately 8.8 million. There were no anti-dilutive stock awards excluded from the computation for the nine months ended September 30, 2014.
Note 4: Inventories and Contracts in Progress

(Dollars in millions)	September 30, 2015	December 31, 2014
Raw materials	$1,695	$1,683
Work-in-process	2,519	2,099
Finished goods	3,654	3,234
Contracts in progress	8,685	8,189
	16,553	15,205
Less:
Progress payments, secured by lien, on U.S. Government contracts	(270)	(117)
Billings on contracts in progress	(7,830)	(7,446)
	$8,453	$7,642
Inventory also includes capitalized contract development costs related to certain aerospace programs at UTC Aerospace Systems. As of September 30, 2015 and December 31, 2014, these capitalized costs were $183 million and $141 million, respectively, which will be liquidated as production units are delivered to the customer.

Note 5: Borrowings and Lines of Credit

(Dollars in millions)	September 30, 2015	December 31, 2014
Commercial paper	$2,860	$—
Other borrowings	164	126
Total short-term borrowings	$3,024	$126
At September 30, 2015, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. As of September 30, 2015, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2015, our maximum commercial paper borrowing limit was $4.35 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

Long-term debt consisted of the following:

(Dollars in millions)	September 30, 2015	December 31, 2014
LIBOR plus 0.500% floating rate notes due 2015	$—	$500
4.875% notes due 2015	—	1,200
5.375% notes due 2017 [1]	1,000	1,000
1.800% notes due 2017 [1]	1,500	1,500
1.778% junior subordinated notes due 2018	1,100	—
6.800% notes due 2018 [4]	99	99
6.125% notes due 2019 [1]	1,250	1,250
8.875% notes due 2019	271	271
4.500% notes due 2020 [1]	1,250	1,250
4.875% notes due 2020 [4]	171	171
8.750% notes due 2021	250	250
3.100% notes due 2022 [1]	2,300	2,300
1.550% junior subordinated notes due 2022	—	1,100
1.250% notes due 2023 (€750 million principal value) [2]	837	—
7.100% notes due 2027 [4]	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029 [1]	550	550
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [4]	134	134
7.000% notes due 2038 [4]	159	159
6.125% notes due 2038 [1]	1,000	1,000
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.150% notes due 2045 [3]	850	—
Project financing obligations	210	147
Other (including capitalized leases) [4]	319	368
Total principal long-term debt	19,491	19,490
Other (fair market value adjustments and discounts) [4]	152	168
Total long-term debt	19,643	19,658
Less: current portion	215	1,791
Long-term debt, net of current portion	$19,428	$17,867

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

On May 4, 2015, we completed the previously announced optional remarketing of the 1.550% junior subordinated notes, which were originally issued as part of our equity units on June 18, 2012. As a result of the remarketing, these notes were redesignated as our 1.778% junior subordinated notes due May 4, 2018. The 1.778% junior subordinated notes are effectively subordinated to existing or future preferred stock and indebtedness, guarantees and other liabilities, and are not redeemable prior to maturity. On August 3, 2015, we received approximately $1.1 billion from the proceeds of the remarketing, and issued approximately 11.3 million shares of Common Stock to settle the purchase obligation of the holders of the equity units under the purchase contract entered into at the time of the original issuance of the equity units.
On May 1, 2015, we repaid all 4.875% notes due in 2015, representing $1.2 billion in aggregate principal. On June 1, 2015, we repaid all floating rate notes due in 2015, representing $500 million in aggregate principal. On May 4, 2015, we issued $850 million aggregate principal amount of 4.150% notes due May 15, 2045. On May 22, 2015 we issued €750 million aggregate principal amount of 1.250% notes due May 22, 2023. The net proceeds from these debt issuances were used primarily to repay the notes that matured during the quarter ended June 30, 2015.
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within a range of $25 million to $540 million of unrecognized tax benefits may occur within the next twelve months as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes. See Note 14, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
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
Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Defined benefit plans	$23	$60	$93	$204
Defined contribution plans	82	79	264	249
There were no significant contributions to our domestic defined benefit pension plans in the quarters and nine months ended September 30, 2015 and 2014. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Service cost	$124	$122	$1	$1
Interest cost	350	381	8	10
Expected return on plan assets	(566)	(555)	—	—
Amortization	(3)	(3)	—	—
Recognized actuarial net loss (gain)	220	108	(1)	(1)
Net settlement and curtailment loss	128	2	—	—
Total net periodic benefit cost	$253	$55	$8	$10

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Service cost	$373	$366	$3	$3
Interest cost	1,051	1,141	24	30
Expected return on plan assets	(1,700)	(1,663)	—	—
Amortization	(8)	(7)	—	—
Recognized actuarial net loss (gain)	662	322	(3)	(3)
Net settlement and curtailment loss	137	8	—	—
Total net periodic benefit cost	$515	$167	$24	$30
Net settlements and curtailment losses for pension benefits include curtailment losses of approximately $110 million related to, and recorded in, discontinued operations for the quarter and nine months ended September 30, 2015. There were no curtailment losses related to discontinued operations for the quarter and nine months ended September 30, 2014. In addition, total net periodic benefit cost includes approximately $25 million and $74 million related to, and recorded in, discontinued operations for the quarter and nine months, respectively, ended September 30, 2015. Total net periodic benefit cost includes approximately $24 million and $72 million related to, and recorded in, discontinued operations for the quarter and nine months, respectively, ended September 30, 2014.
Note 8: Restructuring Costs
During the nine months ended September 30, 2015, we recorded net pre-tax restructuring costs totaling $344 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$32
UTC Climate, Controls & Security	67
Pratt & Whitney	37
UTC Aerospace Systems	64
Eliminations and other	5
Restructuring costs recorded within continuing operations	205
Restructuring costs recorded within discontinued operations	139
Total	$344

During the nine months ended September 30, 2015, we incurred restructuring costs that were recorded within discontinued operations of $139 million, which includes approximately $110 million of net settlements and curtailment losses for pension benefits. There were no curtailment losses related to discontinued operations for the quarter and nine months ended September 30, 2014. Restructuring charges incurred during the nine months ended September 30, 2015 primarily relate to actions initiated during 2015 and 2014, and were recorded as follows:

(Dollars in millions)
Cost of sales	$106
Selling, general and administrative	99
Restructuring costs recorded within continuing operations	205
Restructuring costs recorded within discontinued operations	139
Total	$344
2015 Actions. During the nine months ended September 30, 2015, we recorded net pre-tax restructuring costs totaling $271 million, including $61 million in cost of sales, $68 million in selling, general and administrative expenses, and $142 million in discontinued operations. The 2015 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.
We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2015 and 2016. No specific plans for significant other actions have been finalized at this time. The following table summarizes the accrual balance and utilization by cost type for the 2015 restructuring actions:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at July 1, 2015	$89	$—	$89
Net pre-tax restructuring costs	157	9	166
Utilization and foreign exchange	(157)	(7)	(164)
Balance at September 30, 2015	$89	$2	$91
The following table summarizes expected, incurred and remaining costs for the 2015 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2015	Costs Incurred Quarter Ended June 30, 2015	Costs Incurred Quarter Ended September 30, 2015	Remaining Costs at September 30, 2015
Otis	$26	$—	$(4)	$(12)	$10
UTC Climate, Controls & Security	49	(16)	(12)	(11)	10
Pratt & Whitney	19	(1)	(2)	(10)	6
UTC Aerospace Systems	68	(47)	4	(13)	12
Eliminations and other	5	—	(1)	(4)	—
Discontinued operations	164	—	(26)	(116)	22
Total	$331	$(64)	$(41)	$(166)	$60
2014 Actions. During the nine months ended September 30, 2015, we recorded net pre-tax restructuring costs totaling $73 million for restructuring actions initiated in 2014, including $44 million in cost of sales and $29 million in selling, general and administrative expenses. The 2014 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. The following table summarizes the accrual balances and utilization by cost type for the 2014 restructuring actions:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at July 1, 2015	$123	$6	$129
Net pre-tax restructuring costs	19	6	25
Utilization and foreign exchange	(24)	(9)	(33)
Balance at September 30, 2015	$118	$3	$121
The following table summarizes expected, incurred and remaining costs for the 2014 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred in 2014	Costs Incurred Quarter Ended March 31, 2015	Costs Incurred Quarter Ended June 30, 2015	Costs Incurred Quarter Ended September 30, 2015	Remaining Costs at September 30, 2015
Otis	$129	$(98)	$(6)	$(4)	$(6)	$15
UTC Climate, Controls & Security	127	(86)	(7)	(18)	(5)	11
Pratt & Whitney	118	(64)	(10)	(2)	(13)	29
UTC Aerospace Systems	83	(72)	—	(1)	(1)	9
Eliminations and other	5	(5)	—	—	—	—
Discontinued operations	20	(20)	—	—	—	—
Total	$482	$(345)	$(23)	$(25)	$(25)	$64
2013 Actions. As of September 30, 2015, we have approximately $42 million of accrual balances remaining related to 2013 actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $15.4 billion and $13.9 billion at September 30, 2015 and December 31, 2014, respectively.
The following table summarizes the fair value of derivative instruments as of September 30, 2015 and December 31, 2014 which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments	$7	$3	$377	$248
Derivatives not designated as hedging instruments	119	139	73	71
As discussed in Note 5, on May 22, 2015 we issued approximately €750 million of Euro-denominated debt, which qualifies as a net investment hedge against our investments in European businesses under ASC 815, Derivatives and Hedging. As of September 30, 2015, the net investment hedge is deemed to be effective as defined under ASC 815.
The amount of gains and losses related to the Company's derivative financial instruments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Loss recorded in Accumulated other comprehensive loss	$(152)	$(142)	$(274)	$(120)
Loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	64	24	164	55

Assuming current market conditions continue, a $211 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2015, all derivative contracts accounted for as cash flow hedges will mature by October 2017.
The effect on the Condensed Consolidated Statement of Operations of foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Gain recognized in Other income, net	$35	$10	$65	$22
We received $147 million and $153 million from settlements of derivative contracts during the nine months ended September 30, 2015 and 2014, respectively.
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
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014:

September 30, 2015 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$849	$849	$—	$—
Derivative assets	126	—	126	—
Derivative liabilities	(450)	(1)	(449)	—

December 31, 2014 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$961	$961	$—	$—
Derivative assets	142	—	142	—
Derivative liabilities	(319)	—	(319)	—
Nonrecurring fair value measurements:
Business dispositions	3	—	3	—
We have recorded net gains of approximately $126 million during the nine months ended September 30, 2015, as a result of a fair value adjustment related to the acquisition of a controlling interest in a UTC Climate, Controls & Security joint venture investment.
We recorded net gains of approximately $23 million, including a $48 million net gain during the nine months ended September 30, 2014, as a result of fair value adjustments related to the acquisitions of the majority interest in a Pratt & Whitney joint venture. During the nine months ended September 30, 2014, we also recorded a net gain of approximately $30 million from UTC Climate, Controls & Security's ongoing portfolio transformation, primarily due to a gain on the sale of an interest in a joint venture in North America, and a charge of approximately $28 million, included in discontinued operations, to adjust the fair value of a Sikorsky joint venture investment.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of September 30, 2015, there were no significant transfers in and out of Level 1 and Level 2.

As of September 30, 2015, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$126	$110	$214	$204
Customer financing notes receivable	370	369	262	260
Short-term borrowings	(3,024)	(3,024)	(126)	(126)
Long-term debt (excluding capitalized leases)	(19,617)	(21,265)	(19,623)	(22,244)
Long-term liabilities	(280)	(298)	(80)	(74)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of September 30, 2015:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$110	$—	$110	$—
Customer financing notes receivable	369	—	369	—
Short-term borrowings	(3,024)	—	(2,877)	(147)
Long-term debt (excluding capitalized leases)	(21,265)	—	(20,886)	(379)
Long-term liabilities	(298)	—	(298)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $10.3 billion and $11.3 billion as of September 30, 2015 and December 31, 2014, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded. The fair value of these commitments is not readily determinable.
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
Long-term trade accounts receivable, including unbilled receivables primarily related to long-term aftermarket contracts, are principally amounts arising from the sale of goods and delivery of services with a contractual maturity date or realization period of greater than one year, and are recognized as Other assets in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as Customer financing assets in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business-related long-term receivables as of September 30, 2015 and December 31, 2014.

(Dollars in millions)	September 30, 2015	December 31, 2014
Long-term trade accounts receivable	$794	$651
Notes and leases receivable	460	381
Total long-term receivables	$1,254	$1,032
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations, to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 12% and 9% of our total long-term receivables were considered to bear high credit risk as of September 30, 2015 and December 31, 2014, respectively.

For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables included in the table above are individually evaluated for recoverability, and we had valuation reserves of $19 million as of September 30, 2015 and $10 million as of December 31, 2014. At September 30, 2015 and December 31, 2014, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be not recoverable.
Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters and nine months ended September 30, 2015 and 2014 is provided below:

	Quarter Ended September 30,
	2015			2014
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$30,377	$1,561	$31,938	$33,785	$1,408	$35,193
Comprehensive income for the period:
Net income	1,362	99	1,461	1,854	98	1,952
Total other comprehensive loss	(811)	(23)	(834)	(766)	(27)	(793)
Total comprehensive income for the period	551	76	627	1,088	71	1,159
Common Stock issued - equity unit remarketing	1,100	—	1,100	—	—	—
Common Stock issued under employee plans	65	—	65	154	—	154
Common Stock repurchased	(1,000)	—	(1,000)	(425)	—	(425)
Dividends on Common Stock	(547)	—	(547)	(512)	—	(512)
Dividends on ESOP Common Stock	(19)	—	(19)	(17)	—	(17)
Dividends attributable to noncontrolling interest	—	(113)	(113)	—	(145)	(145)
Sale (purchase) of subsidiary shares from noncontrolling interest	1	—	1	(24)	6	(18)
Redeemable noncontrolling interest	—	1	1	—	—	—
Other	(3)	1	(2)	—	—	—
Equity, end of period	$30,525	$1,526	$32,051	$34,049	$1,340	$35,389

	Nine Months Ended September 30,
	2015			2014
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$31,213	$1,351	$32,564	$31,866	$1,353	$33,219
Comprehensive income for the period:
Net income	4,330	281	4,611	4,747	301	5,048
Total other comprehensive loss	(727)	(63)	(790)	(289)	(34)	(323)
Total comprehensive income for the period	3,603	218	3,821	4,458	267	4,725
Common Stock issued - equity unit remarketing	1,100	—	1,100	—	—	—
Common Stock issued under employee plans	302	—	302	444	—	444
Common Stock repurchased	(4,000)	—	(4,000)	(1,095)	—	(1,095)
Dividends on Common Stock	(1,643)	—	(1,643)	(1,538)	—	(1,538)
Dividends on ESOP Common Stock	(56)	—	(56)	(53)	—	(53)
Dividends attributable to noncontrolling interest	—	(229)	(229)	—	(245)	(245)
Sale (purchase) of subsidiary shares from noncontrolling interest	12	10	22	(33)	—	(33)
Acquisition of noncontrolling interest	—	173	173	—	—	—
Disposition of noncontrolling interest	—	(3)	(3)	—	3	3
Redeemable noncontrolling interest	(3)	6	3	—	(38)	(38)
Other	(3)	—	(3)	—	—	—
Equity, end of period	$30,525	$1,526	$32,051	$34,049	$1,340	$35,389
On March 13, 2015, we entered into accelerated share repurchase (ASR) agreements with each of Goldman, Sachs & Co. and Morgan Stanley & Co. LLC to repurchase shares of our common stock for an aggregate purchase price of $2.65 billion. Each ASR agreement provided for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement.
On March 13, 2015, we paid the aggregate purchase price and received an initial delivery of 18.6 million shares of common stock at a price of $121.24 per share, representing approximately 85% of the shares expected to be repurchased. The aggregate purchase price was recorded as a reduction to Shareowners’ Equity, consisting of a $2.25 billion increase in Treasury Stock and a $398 million decrease in additional paid-in capital. On July 31, 2015, the shares associated with the remaining portion of the aggregate purchase were settled upon final delivery of approximately 4.2 million additional shares of common stock. Including the remaining shares settled on July 31, 2015, the final price under the ASR was $116.11 per share. The $398 million initially recorded in additional paid-in capital was reclassified to Treasury Stock.
As discussed in Note 5, on August 3, 2015, we received approximately $1.1 billion from the proceeds of the remarketing of our 1.550% junior subordinated notes, which were originally issued as part of our equity units on June 18, 2012, and issued approximately 11.3 million shares of common stock to settle the purchase obligation of the holders of the equity units under the purchase contract entered into at the time of the original issuance of the equity units.
A summary of the changes in each component of accumulated other comprehensive income (loss), net of tax for the quarters and nine months ended September 30, 2015 and 2014 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended September 30, 2015
Balance at June 30, 2015	$(1,278)	$(5,405)	$330	$(224)	$(6,577)
Other comprehensive income (loss) before reclassifications, net	(913)	73	(48)	(111)	(999)
Amounts reclassified, pretax	—	216	(2)	64	278
Tax (benefit) expense reclassified	—	(81)	7	(16)	(90)
Balance at September 30, 2015	$(2,191)	$(5,197)	$287	$(287)	$(7,388)

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$(1,051)	$(5,709)	$308	$(209)	$(6,661)
Other comprehensive (loss) income before reclassifications, net	(1,139)	104	10	(194)	(1,219)
Amounts reclassified, pretax	(1)	651	(56)	164	758
Tax (benefit) expense reclassified	—	(243)	25	(48)	(266)
Balance at September 30, 2015	$(2,191)	$(5,197)	$287	$(287)	$(7,388)

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended September 30, 2014
Balance at June 30, 2014	$495	$(3,127)	$272	$(43)	$(2,403)
Other comprehensive income (loss) before reclassifications, net	(717)	9	(37)	(113)	(858)
Amounts reclassified, pretax	1	104	—	24	129
Tax benefit reclassified	—	(37)	—	—	(37)
Balance at September 30, 2014	$(221)	$(3,051)	$235	$(132)	$(3,169)

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$170	$(3,267)	$296	$(79)	$(2,880)
Other comprehensive income (loss) before reclassifications, net	(395)	10	(43)	(98)	(526)
Amounts reclassified, pretax	4	312	(30)	55	341
Tax (benefit) expense reclassified	—	(106)	12	(10)	(104)
Balance at September 30, 2014	$(221)	$(3,051)	$235	$(132)	$(3,169)
Amounts reclassified related to our defined benefit pension and postretirement plans include amortization of prior service costs and transition obligations, and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented (see Note 7 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. A summary of the changes in redeemable noncontrolling interest recorded in the mezzanine section of the Condensed Consolidated Balance Sheet for the quarters and nine months ended September 30, 2015 and 2014 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Redeemable noncontrolling interest, beginning of period	$134	$146	$140	$111
Net income	3	—	7	7
Foreign currency translation	(4)	(5)	(13)	(5)
Dividends attributable to noncontrolling interest	—	—	(3)	(3)
Purchase of subsidiary shares from noncontrolling interest	(1)	—	(2)	—
Redeemable noncontrolling interest fair value adjustment	—	—	3	—
Redeemable noncontrolling interest reclassification to noncontrolling interest	—	—	—	31
Redeemable noncontrolling interest, end of period	$132	$141	$132	$141
Changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value are accounted for as equity transactions. A summary of these changes in ownership interests in subsidiaries and the pro-forma effect on Net income attributable to common shareowners had they been recorded through net income for the quarters and nine months ended September 30, 2015 and 2014 is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net income attributable to common shareowners	$1,362	$1,854	$4,330	$4,747
Transfers to noncontrolling interests:
Increase in common stock for sale of subsidiary shares	1	—	24	4
Decrease in common stock for purchase of subsidiary shares	—	(24)	(12)	(37)
Net income attributable to common shareowners after transfers to noncontrolling interests	$1,363	$1,830	$4,342	$4,714
Note 13: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2014. The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2015 and 2014 are as follows:

(Dollars in millions)	2015	2014
Balance as of January 1	$1,264	$1,324
Warranties and performance guarantees issued	208	180
Settlements made	(217)	(242)
Other	(56)	(33)
Balance as of September 30	$1,199	$1,229
The amounts above exclude service and product warranties and product performance guarantees related to Sikorsky of approximately $42 million and $38 million as of September 30, 2015 and 2014, respectively, which have been included in Liabilities held for sale.
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
Legal Proceedings.
F100 Engine Litigation
As previously disclosed, the United States Government sued us in 1999 in the United States District Court for the Southern District of Ohio, claiming that Pratt & Whitney violated the civil False Claims Act and common law. The claims relate to the “Fighter Engine Competition” between Pratt & Whitney's F100 engine and General Electric's F110 engine. The government alleged that it overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial, which ended in April 2005, the government claimed Pratt & Whitney's liability to be approximately $624 million. On August 1, 2008, the trial court held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions after the alleged overstatements were made. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in its 1983 initial engine pricing proposal. In the absence of actual damages, the trial court awarded the government the maximum civil penalty of $7,090,000, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. In September 2008, both the government and UTC appealed the decision to the United States Court of Appeals for the Sixth Circuit. In November 2010, the Sixth Circuit affirmed Pratt & Whitney's liability for the civil penalty under the False Claims Act, but remanded the case to the trial court for further proceedings on the issues of False Claims Act damages and common law liability and damages.
On June 18, 2012, the trial court found that Pratt & Whitney had breached obligations imposed by common law based on the same conduct with respect to which the court previously found liability under the False Claims Act. Under the common law claims, the U.S. Air Force seeks damages for events occurring before March 3, 1989, which are not recoverable under the False Claims Act.
On June 17, 2013, the trial court awarded the government approximately $473 million in damages and penalties, plus prejudgment interest in an amount to be determined. On July 1, 2013, the trial court, after determining the amount of prejudgment interest, entered judgment in favor of the government in the amount of approximately $664 million. The trial court also awarded post-judgment interest on the full amount of the judgment to accrue from July 2, 2013, at the federal variable interest rate determined pursuant to 28 U.S.C. § 1961. The judgment included four different components: (1) common law damages of approximately $109 million; (2) prejudgment interest on common law damages of approximately $191 million; (3) False Claims Act treble damages of approximately $357 million; and (4) the civil penalty of approximately $7 million. The penalty component of the judgment previously was affirmed by the United States Court of Appeals in 2010.
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
On July 17, 2015, the case returned to the District Court, at which time we filed a motion for entry of judgment, seeking a judgment of zero actual damages. The government responded by filing a motion on August 28, 2015, in which it abandoned its claim for actual damages, but now seeks a judgment of approximately $85 million, representing (1) disgorgement of UTC’s alleged profits in fiscal year 1985, the first year of the multi-year engine competition, (2) prejudgment interest and (3) the civil penalty.
We continue to believe that the government suffered no actual damages as a result of the inaccurate statements made in 1983. We also believe that there is no basis for the government’s new profit disgorgement claim. Accordingly, we continue not to accrue a reserve beyond the approximately $7 million civil penalty referenced above.
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
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $241 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $133 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In 2008 the German Federal Tax Court (FTC) denied benefits to another taxpayer in a case involving a German tax law relevant to our reorganization. The determination of the FTC on this other matter was appealed to the European Court of Justice (ECJ) to determine if the underlying German tax law is violative of European Union principles. On September 17, 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration of certain related issues. In May 2010, the FTC released its decision, in which it resolved certain tax issues that may be relevant to our suit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the other taxpayer and the German Government again appealed the findings to the FTC. In November 2014, the FTC ruled in favor of the German Government, and against the other taxpayer. We believe that the FTC decision in the case involving the other taxpayer is not determinative of the outcome in our case, and we will continue vigorously to litigate the matter. However, in light of the FTC decision in the case involving the other taxpayer, we fully accrued for the matter during the quarter ended December 31, 2014. While we continue to litigate the matter at the local German Tax Court, UTC made tax and interest payments to German tax authorities of €38 million (approximately $42 million) in the quarter ended September 30, 2015.  UTC has made aggregate tax and interest payments to the German tax authorities of €275 million (approximately $300 million) through September 30, 2015 (including the payments noted in the immediately preceding sentence) to avoid additional interest accruals pending final resolution of this matter.
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

Note 15: Segment Financial Data
Our operations are classified into four principal segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, and UTC Aerospace Systems. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services.
As discussed in Note 2, in the quarter ended September 30, 2015, Sikorsky met "held for sale" criteria. Sikorsky's results of operations have been reclassified to Discontinued Operations in our Condensed Consolidated Statement of Operations for all periods presented.
Results for the quarters ended September 30, 2015 and 2014 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Otis	$3,043	$3,326	$642	$703	21.1%	21.1%
UTC Climate, Controls & Security	4,279	4,351	771	807	18.0%	18.5%
Pratt & Whitney	3,234	3,564	419	633	13.0%	17.8%
UTC Aerospace Systems	3,457	3,535	572	575	16.5%	16.3%
Total segments	14,013	14,776	2,404	2,718	17.2%	18.4%
Eliminations and other	(225)	(163)	(1)	18
General corporate expenses	—	—	(101)	(124)
Consolidated	$13,788	$14,613	$2,302	$2,612	16.7%	17.9%
Results for the nine months ended September 30, 2015 and 2014 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Otis	$8,886	$9,646	$1,796	$1,966	20.2%	20.4%
UTC Climate, Controls & Security	12,585	12,631	2,323	2,159	18.5%	17.1%
Pratt & Whitney	10,243	10,485	1,325	1,453	12.9%	13.9%
UTC Aerospace Systems	10,637	10,621	1,721	1,767	16.2%	16.6%
Total segments	42,351	43,383	7,165	7,345	16.9%	16.9%
Eliminations and other	(553)	(463)	65	323
General corporate expenses	—	—	(331)	(355)
Consolidated	$41,798	$42,920	$6,899	$7,313	16.5%	17.0%
See Note 8 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.

Note 16: Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which delays the effective date of ASU 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. Early application is permitted for reporting periods beginning after December 15, 2016. We are evaluating the impact of ASU 2014-09.
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
In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. The provisions of this ASU are effective for years beginning after December 15, 2016. This ASU is not expected to have a significant impact on our financial statements or disclosures.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting For Measurement Period Adjustments.” This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. This ASU is not expected to have a significant impact on our financial statements or disclosures.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and nine months ended September 30, 2015 and 2014, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 23, 2015, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of September 30, 2015 and the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2015 and 2014. This interim financial information is the responsibility of the Corporation’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 5, 2015, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2 to the accompanying condensed consolidated interim financial information, the Corporation has reflected the effects of discontinued operations. The accompanying December 31, 2014 condensed consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
October 23, 2015

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations are classified into four principal business segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney and UTC Aerospace Systems. Otis and UTC Climate, Controls & Security are referred to as the "commercial businesses," while Pratt & Whitney and UTC Aerospace Systems are referred to as the "aerospace businesses." UTC Building & Industrial Systems was an organizational structure consisting of our commercial businesses. On September 10, 2015, we announced a change in organizational structure and now operate Otis and UTC Climate, Controls & Security as stand-alone businesses that are no longer combined within UTC Building & Industrial Systems. Otis and UTC Climate, Controls & Security each report their financial and operational results as separate segments, which is consistent with how we allocate resources and measure the financial performance of these businesses. On July 20, 2015, we announced an agreement to sell our Sikorsky Aircraft business (Sikorsky) to Lockheed Martin Corp. The results of operations and the related cash flows of Sikorsky have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Operations and Cash Flows for all periods presented.
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
The global economy continues to expand in 2015 with world gross domestic product (GDP) growth projected to reach approximately 3.0% with strength in the U.S., modest improvements in Western Europe and a slowing but still growing China economy. U.S. GDP growth is forecasted to be 2.5%, with favorable consumer sentiment and strong retail sales aided by lower gas prices. Although emerging markets have historically led global growth relative to advanced and developing countries, slowing growth rates in China and contraction in Russia and Brazil have tempered growth expectations for emerging markets in 2015 to approximately 4.0%.
Our military businesses sales are affected by U.S. Department of Defense budget and spending levels. However, the pending sale of Sikorsky reduces our U.S. Government defense-spending exposure. Excluding Sikorsky, total sales to the U.S. Government were $1.3 billion and $1.5 billion, or 10% of total UTC sales in the quarters ended September 30, 2015 and 2014, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has and is expected to contribute positively to our results in 2015.
Discontinued Operations
On July 20, 2015, we announced an agreement to sell our Sikorsky business to Lockheed Martin Corp. for $9 billion in cash, subject to a working capital and net indebtedness adjustment. The sale is expected to close during the fourth quarter of 2015, and is subject to customary closing conditions, including regulatory approval. The sale is expected to generate approximately $6 billion in net cash, on an after-tax basis. Proceeds from the sale are expected to be used to fund additional share repurchase of UTC stock, including through entry into additional accelerated share repurchase (ASR) agreements in 2015. As a result of the decision to sell, Sikorsky met the "held-for-sale" criteria in the third quarter of 2015. The results of operations and the related cash flows of Sikorsky have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Operations, Comprehensive Income and Cash Flows for all periods presented. Income from Discontinued Operations in the quarter and nine months ended September 30, 2015 includes transaction related expenses of $38 million and $66 million, respectively. Cash flows from the operation of Sikorsky are expected to continue until completion of the sale to Lockheed Martin Corp. in the fourth quarter of 2015.

Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the nine months ended September 30, 2015, our investment in business acquisitions was approximately $347 million, including debt assumed of $18 million, which includes the acquisition of a majority interest in a UTC Climate, Controls & Security business and a number of other small acquisitions primarily in our commercial businesses. We expect cash investment in acquisitions to be approximately $1 billion in 2015. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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

CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2014 Annual Report, incorporated by reference in our 2014 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2015.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net Sales	$13,788	$14,613	$41,798	$42,920
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and nine months ended September 30, 2015 are as follows:

	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2015
Organic change	(1)%	2%
Foreign currency translation	(5)%	(5)%
Total % Change	(6)%	(3)%
During the quarter ended September 30, 2015, organic sales declined at Pratt & Whitney (8%) which was partially offset by organic sales growth at UTC Climate, Controls & Security (3%) and Otis (2%). Organic sales at UTC Aerospace Systems were consistent with the prior year. The decline in sales at Pratt & Whitney was due to lower military aftermarket sales and to lower commercial and military engine sales, as the transition to a new third-party material logistics center during the third quarter disrupted engine deliveries. Organic sales growth at UTC Climate, Controls & Security was driven by the U.S. commercial and residential heating, ventilation, and air conditioning (HVAC) and transport refrigeration businesses. The Otis organic sales increase was primarily due to higher new equipment sales in North America and Asia outside of China.

Organic sales growth during the nine months ended September 30, 2015 was led by UTC Climate, Controls & Security (5%), UTC Aerospace Systems (3%), and Otis (2%), which was partially offset by an organic sales decline at Pratt & Whitney (2%). Organic sales growth at UTC Climate, Controls & Security was driven by the U.S. commercial and residential HVAC and transport refrigeration businesses. Organic sales growth at UTC Aerospace Systems was primarily due to growth in commercial aerospace OEM sales, while the organic sales growth at Otis was primarily due to higher new equipment sales in North America and Asia outside of China. The decline in sales at Pratt & Whitney was due to lower commercial and military engine sales, as the transition to a new third-party material logistics center during the third quarter disrupted engine deliveries.
Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Cost of products sold	$7,114	$7,342	$21,952	$22,415
Percentage of product sales	73.8%	71.6%	73.9%	72.7%
Cost of services sold	$2,686	$2,823	$7,826	$7,752
Percentage of service sales	64.8%	64.7%	64.8%	64.1%
Total cost of products and services sold	$9,800	$10,165	$29,778	$30,167
The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2015 in total cost of products and services sold are as follows:

	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2015
Organic change	1%	4%
Foreign currency translation	(6)%	(5)%
Acquisitions and divestitures, net	1%	—
Total % Change	(4)%	(1)%
The organic increase in total cost of products and services sold, despite a decrease in organic sales, in the quarter ended September 30, 2015 was driven by a higher proportion of OEM sales mix and the related negative engine margin in 2015 relative to 2014, within Pratt & Whitney. Foreign exchange fluctuations provided a benefit through lower cost of sales of approximately 6% driven by Otis and UTC Climate, Controls & Security.
The organic increase in total cost of products and services sold in the nine months ended September 30, 2015 was driven by the organic sales increase noted above as well as by a higher proportion of OEM sales mix and the related negative engine margin in 2015 relative to 2014, within Pratt & Whitney. Foreign exchange fluctuations provided a benefit through lower cost of sales of approximately 5% driven by Otis and UTC Climate, Controls & Security.
Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Gross margin	$3,988	$4,448	$12,020	$12,753
Percentage of net sales	28.9%	30.4%	28.8%	29.7%
The 150 basis point decline in gross margin as a percentage of sales for the quarter ended September 30, 2015 is driven by lower gross margin at Pratt & Whitney on a decline in the amount of favorable contract performance adjustments (60 basis points) and an increase in negative engine margin (40 basis points), and higher restructuring costs (10 basis points). The remaining decline is primarily driven by higher pension expense in 2015.
The 90 basis point decline in gross margin as a percentage of sales for nine months ended September 30, 2015 is primarily due to lower gross margin at Pratt & Whitney on a decline in the amount of favorable contract performance adjustments (20 basis points) and higher negative engine margin (50 basis points). The remaining decline is primarily driven by higher pension expense in 2015.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Company-funded	$546	$640	$1,668	$1,851
Percentage of net sales	4.0%	4.4%	4.0%	4.3%
Customer-funded	$384	$488	$1,209	$1,506
Percentage of net sales	2.8%	3.3%	2.9%	3.5%
Research and development spending is subject to the variable nature of program development schedules, and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year decrease in company-funded research and development (15%) for the quarter ended September 30, 2015 is primarily related to lower research and development within UTC Aerospace Systems (4%) and at Pratt & Whitney (11%), which resulted principally from the wind down of development activities on certain key programs such as the CSeries and A320neo. Customer-funded research and development declined 21%, due principally to lower U.S. Government spending at Pratt & Whitney (18%). This decline reflects the latter stages of development on various U.S. Government programs.
The year-over-year decrease in company-funded research and development (10%) for the nine months ended September 30, 2015 is due to lower research and development within Pratt & Whitney (6%) primarily related to the development of multiple geared turbo-fan platforms and within UTC Aerospace Systems related to several commercial aerospace programs (4%). Customer-funded research and development declined (20%) due to lower spending on U.S. Government and commercial engine programs at Pratt & Whitney.
We expect company-funded research and development for the full year 2015 to decline approximately $200 million from 2014 levels.
Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Selling, general and administrative expenses	$1,359	$1,501	$4,261	$4,552
Percentage of net sales	9.9%	10.3%	10.2%	10.6%
Selling, general and administrative expenses declined 9% in the quarter ended September 30, 2015 due to the benefit of foreign exchange (6%), particularly within the commercial businesses, and lower employee compensation related expenses (5%), partially offset by higher pension costs (1%).
Selling, general and administrative expenses declined 6% in the nine months ended September 30, 2015 due to the benefit of foreign exchange (6%), particularly within the commercial businesses. Higher pension costs (1%) were offset by lower employee compensation related expenses.
Other Income, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Other income, net	$219	$305	$808	$963
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and nonrecurring items. The year-over-year decrease in other income, net (28%) in the quarter ended September 30, 2015 reflects lower joint venture income (7%) and the absence of a prior year gain primarily from fair value adjustments related to the acquisition of the majority interest in a Pratt & Whitney joint venture (27%) and a prior year net gain from UTC Climate, Controls & Security's ongoing portfolio transformation (10%), partially offset by higher licensing income (13%) and favorable transactional foreign exchange gains embedded within certain elevator new equipment contracts (5%). The remaining difference is attributable to other normal recurring operational activity.
The year-over-year decrease in other income, net (16%) in the nine months ended September 30, 2015 reflects lower joint venture income (7%) and the absence of: a prior year gain primarily from fair value adjustments related to the acquisition of the majority interest in a Pratt & Whitney joint venture (9%), a prior year net gain from UTC Climate, Controls & Security's ongoing portfolio transformation (3%), and a prior year gain on an agreement with a state taxing authority for the monetization of tax credits (23%). Other income benefited from higher licensing income (5%), a gain on the re-measurement to fair value of previously held equity interests in UTC Climate, Controls & Security joint venture investments (13%) as a result of obtaining controlling interests in the ventures, and the absence of a prior year charge to adjust the fair value of a Pratt & Whitney joint venture (6%). The remaining difference is attributable to other normal recurring operational activity.
Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Interest expense	$223	$235	$707	$722
Interest income	(39)	(50)	(89)	(107)
Interest expense, net	$184	$185	$618	$615
Average interest expense rate	4.0%	4.3%	4.1%	4.3%
The decline in interest income in the quarter ended September 30, 2015 includes the absence of $23 million of favorable pre-tax interest adjustments primarily related to the resolution of disputes with the appeals division of the IRS for the Company's 2006 through 2008 tax years, recorded during the quarter ended September 30, 2014. In addition, the decline in interest income in the nine months ended September 30, 2015 also includes the absence of $21 million of favorable pre-tax interest adjustments, primarily related to the conclusion of the IRS's examination of the Company's 2009 and 2010 tax years, recorded during the quarter ended June 30, 2014.
Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Effective tax rate	28.0%	23.7%	27.8%	24.0%
The increase in the effective tax rate for the quarter ended September 30, 2015, primarily reflects the absence of the favorable non-cash income tax impacts of $118 million, recorded in the third quarter of 2014, related to the resolution of disputes with the Appeals Division of the IRS for the Company’s 2006 through 2008 tax years, as well as the conclusion of the Canada Revenue Agency’s examination of the Company’s 2006 through 2012 tax years.
The increase in the effective tax rate for the nine months ended September 30, 2015 primarily reflects the absence of the items noted above, as well as the favorable non-cash impact of items recorded in the second quarter of 2014, including $213 million related to the conclusion of the IRS examination of the Company’s 2009 and 2010 tax years and $40 million related to the conclusion of the State of Connecticut's review of the Company’s 2010 through 2012 tax years. The absence of these items is partially offset by the non-taxable gain recognized on the re-measurement to fair value of a previously held equity interest in a UTC Climate, Controls & Security joint venture that was recorded in the first quarter of 2015.
We estimate our full year continuing operations annual effective income tax rate to be approximately 28.5%, excluding nonrecurring items.
Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Net income from continuing operations attributable to common shareowners	$1,426	$1,755	$4,252	$4,788
Diluted earnings per share from continuing operations	$1.61	$1.93	$4.76	$5.24
Net income from continuing operations attributable to common shareowners for the quarter ended September 30, 2015 includes restructuring charges, net of tax benefit, of $52 million. The effect of restructuring charges on diluted earnings per share for the quarter ended September 30, 2015 was $0.06 per share. The impact of foreign currency translation and hedging generated an unfavorable effect of $0.05 per diluted share on our operational performance in the quarter ended September 30, 2015.
Net income from continuing operations attributable to common shareowners for the quarter ended September 30, 2014 includes restructuring charges, net of tax benefit, of $42 million as well as a net benefit from non-recurring items, net of tax expense of $239 million. The net benefit to diluted earnings per share for the quarter ended September 30, 2014 of non-recurring items was $0.27 per share, offset by restructuring charges of $0.05 per share.
Net income from continuing operations attributable to common shareowners for the nine months ended September 30, 2015 includes restructuring charges, net of tax benefit, of $140 million as well as a net benefit from nonrecurring items, net of tax expense of $127 million. The effect of restructuring charges on diluted earnings per share for the nine months ended September 30, 2015 was $0.15, which was partially offset by a net benefit from nonrecurring items of $0.14. The impact of foreign currency translation and hedging generated an unfavorable effect of $0.18 per diluted share on our operational performance in the nine months ended September 30, 2015.
Net income from continuing operations attributable to common shareowners for the nine months ended September 30, 2014 includes restructuring charges, net of tax benefit, of $153 million as well as a net benefit from non-recurring items, net of tax expense of $568 million. The effect on diluted earnings per share for the nine months ended September 30, 2014 of restructuring charges was $0.17 per share, offset by a net $0.63 benefit from non-recurring items.
Net Income from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Net (loss) income from discontinued operations attributable to common shareowners	$(64)	$99	$78	$(41)
Diluted earnings per share from discontinued operations	$(0.07)	$0.11	$0.09	$(0.04)
Net income from discontinued operations attributable to common shareowners for the quarter ended September 30, 2015 includes income from Sikorsky's operations, net of tax expense, of $21 million, including pension curtailment charges associated with our domestic pension plans, offset by costs incurred in connection with the planned sale of Sikorsky, net of tax benefit, of $85 million.
Net income from discontinued operations attributable to common shareowners for the nine months ended September 30, 2015 includes income from Sikorsky's operations, net of tax expense, of $188 million, including pension curtailment charges associated with our domestic pension plans, partially offset by costs incurred in connection with the planned sale of Sikorsky, net of tax benefit, of $110 million. Net income from discontinued operations attributable to common shareowners for the nine months ended September 30, 2014 includes a previously disclosed cumulative adjustment that was recorded in the second quarter of 2014, related to a contract with the Canadian Government for the development by Sikorsky of the CH-148 derivative of the H-92 helicopter, a military variant of the S-92 helicopter. The cumulative adjustment reflects the percentage of completion under the contract with the Canadian Government as a change in estimate and resulted in the recognition of losses, net of tax benefit, of $277 million in the second quarter of 2014.

Restructuring Costs

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Restructuring costs included within continuing operations	$205	$226
Restructuring costs included within discontinued operations	139	17
Restructuring costs	$344	$243
Restructuring actions are an essential component of our operating margin improvement efforts and relate to both existing operations and those recently acquired. Charges generally arise from severance related to workforce reductions, accelerated depreciation on assets and facility exit and lease termination costs associated with the consolidation of field and manufacturing operations. We expect to incur restructuring costs within continuing operations in 2015 of more than $300 million, including trailing costs related to prior actions associated with our continuing cost reduction efforts and the integration of acquisitions. The expected adverse impact on earnings in 2015 from anticipated additional restructuring costs is expected to be offset by the beneficial impact from gains and other items that are outside the normal operating activities of the business. Although no specific plans for significant actions have been finalized or approved at this time, we continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.

During the nine months ended September 30, 2015, we incurred restructuring costs that were recorded within discontinued operations of $139 million, which includes approximately $110 million of curtailment losses for pension benefits. There were no curtailment losses related to discontinued operations for the quarter and nine months ended September 30, 2014. As described below, the charges incurred in the nine months ended September 30, 2015 primarily relate to actions initiated during 2015 and 2014, while the charges incurred in the nine months ended September 30, 2014 primarily relate to actions initiated during 2014 and 2013.
2015 Actions. During the nine months ended September 30, 2015, we recorded net pre-tax restructuring charges of $271 million relating to ongoing cost reduction actions initiated in 2015.
We are targeting to complete in 2015 and 2016 the majority of the remaining workforce and facility related cost reduction actions initiated in 2015. Approximately 60% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2015, we had cash outflows of approximately $66 million related to the 2015 actions. We expect to incur additional restructuring charges of $60 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $145 million annually.
2014 Actions. During the nine months ended September 30, 2015 and 2014, we recorded net pre-tax restructuring charges of $73 million and $215 million, respectively, for actions initiated in 2014. The 2014 actions relate to ongoing cost reduction efforts, including severance related to workforce reductions and facility exit and lease termination costs related to the consolidation of field and manufacturing operations.
We are targeting to complete in 2015 the majority of the remaining workforce and facility related cost reduction actions initiated in 2014. Approximately 85% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2015, we had cash outflows of approximately $103 million related to the 2014 actions. We expect to incur additional restructuring charges of $64 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $275 million annually, of which, approximately $145 million was realized during the nine months ended September 30, 2015.
For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. We have previously reported the results of Sikorsky within our Aerospace Businesses as a separate reporting segment, but have reclassified Sikorsky's results to discontinued operations for all periods presented, as noted in the “Discontinued Operations” section of our Business Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Adjustments to reconcile segment reporting to the consolidated results for the quarters and nine months ended September 30, 2015 and 2014 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
At constant currency and excluding the effect of acquisitions and divestitures, UTC Climate, Controls & Security global commercial HVAC orders increased (7%) as order growth of commercial HVAC equipment in the Americas (8%) and Europe and the Middle East (6%) was offset by a decline in commercial HVAC orders in China (10%) during the third quarter of 2015. Within the Otis segment, new equipment orders increased (2%) in the quarter ended September 30, 2015 with continued strong order growth in North America (47%) including a large order in New York, offset by declines in orders in Europe and the Middle East (9%) and China (19%).
Summary performance for each of the commercial businesses for the quarters ended September 30, 2015 and 2014 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net Sales	$3,043	$3,326	(9)%	$4,279	$4,351	(2)%
Cost of Sales	2,047	2,220	(8)%	2,948	2,991	(1)%
	996	1,106	(10)%	1,331	1,360	(2)%
Operating Expenses and Other	354	403	(12)%	560	553	1%
Operating Profits	$642	$703	(9)%	$771	$807	(4)%

Operating Profit Margins	21.1%	21.1%	18.0%	18.5%
Summary performance for each of the commercial businesses for the nine months ended September 30, 2015 and 2014 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net Sales	$8,886	$9,646	(8)%	$12,585	$12,631	—
Cost of Sales	5,978	6,476	(8)%	8,719	8,758	—
	2,908	3,170	(8)%	3,866	3,873	—
Operating Expenses and Other	1,112	1,204	(8)%	1,543	1,714	(10)%
Operating Profits	$1,796	$1,966	(9)%	$2,323	$2,159	8%

Operating Profit Margins	20.2%	20.4%	18.5%	17.1%
Otis –
Quarter Ended September 30, 2015 Compared with Quarter Ended September 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(11)%	—	—	—
Cost of Sales	4%	(12)%	—	—	—
Operating Profits	2%	(11)%	—	—	—
Organic sales increased 2% primarily due to higher new equipment sales (2%), with growth in North America (2%) and Asia outside of China (2%), partially offset by decline in China (2%).
Operational profit increased 2% due to higher new equipment contribution (1%) and favorable transactional foreign exchange gains from mark-to-market adjustments and embedded foreign currency derivatives within certain new equipment contracts (4%), partially offset by higher selling, general and administrative expenses (2%).
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(10)%	—	—	—
Cost of Sales	3%	(11)%	—	—	—
Operating Profits	1%	(11)%	—	1%	—

Organic sales increased 2% due to higher new equipment sales (2%), with growth in North America (2%) and Asia outside of China (1%), partially offset by a decline in China (1%). Lower service sales in Europe (1%) were offset by higher service sales in Asia (1%).
Operational profit increased 1% due to higher new equipment contribution (5%) partially offset by lower service contribution (2%) primarily in Europe and higher selling, general and administrative expenses (2%).

UTC Climate, Controls & Security –
Quarter Ended September 30, 2015 Compared with Quarter Ended September 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	(7)%	2%	—	—
Cost of Sales	3%	(7)%	3%	—	—
Operating Profits	5%	(4)%	—	—	(5)%
Organic sales increased 3% primarily reflecting growth in Americas (2%) driven by the U.S. commercial and residential HVAC businesses, and growth in refrigeration (2%) driven by the transport refrigeration business, partially offset by decline in Europe, the Middle East and Asia (combined 1%) due primarily to lower commercial HVAC sales.
The 5% operational profit increase was driven by net restructuring and cost productivity (4%) and lower commodity costs (2%). The contribution from organic sales growth (3%), noted above, was offset by adverse sales mix. The 5% decline in "Other" primarily reflects the absence of a gain from UTC Climate, Controls & Security portfolio transformation in the third quarter of 2014 (4%).
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	5%	(7)%	2%	—	—
Cost of Sales	4%	(7)%	3%	—	—
Operating Profits	6%	(5)%	—	1%	6%
Organic sales increased 5% primarily reflecting growth in Americas (3%) driven by the U.S. commercial and residential HVAC businesses, and growth in refrigeration (2%) driven by the transport refrigeration business.
The 6% operational profit increase was primarily driven by favorable volume and price (combined 4%). The beneficial impact from lower commodity costs (2%) and net restructuring and cost productivity (1%) was partially offset by lower joint venture income (1%). The 6% increase in "Other" is driven by a gain as a result of a fair value adjustment related to the acquisition of a controlling interest in a joint venture investment (6%), a gain as a result of a fair value adjustment related to a separate acquisition of a controlling interest in another joint venture investment (1%), and a gain on a property sale (1%), partially offset by the absence of a gain from UTC Climate, Controls & Security portfolio transformation in the third quarter of 2014 (1%).

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

We continue to see growth in our commercial OEM business based on a strong airline industry which is benefiting from traffic growth and lower fuel costs. Airline traffic, as measured by RPMs, grew over 6% in the first eight months of 2015, while jet fuel costs have declined approximately 40% relative to prices one year ago in all geographic regions.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMP). FMP are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMP in lieu of transactional spare part sales as new engines enter our customers' fleets on FMP, and legacy fleets are retired. Overall shop visits for engines under FMP were lower in the quarter reflecting our ongoing efforts to improve the engine time on wing. Commercial aftermarket sales at both Pratt & Whitney and UTC Aerospace Systems benefited from a favorable contract termination.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB ASC. Operating profit included significant net favorable changes in aerospace contract estimates of $7 million and $137 million in the quarter and nine months ended September 30, 2015, respectively, primarily representing favorable contract adjustments recorded at Pratt & Whitney.
As previously disclosed, Pratt & Whitney's PurePower PW1500G engine models have been selected by Bombardier to power the new CSeries passenger aircraft, which is scheduled to enter service in 2016. There have been multi-year delays in the development of the CSeries aircraft. Notwithstanding these delays, Bombardier reports that they have received over 240 orders for the aircraft, and that the aircraft has nearly completed the certification process and has been exceeding performance expectations. We have made various investments in support of the production and delivery of our PW1500G engines and systems for the CSeries program, which we currently expect to recover through future deliveries of PW1500G powered CSeries aircraft. We will continue to monitor the progress of the program and our ability to recover our investments.
Summary performance for each of the aerospace businesses for the quarters ended September 30, 2015 and 2014 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net Sales	$3,234	$3,564	(9)%	$3,457	$3,535	(2)%
Cost of Sales	2,464	2,572	(4)%	2,540	2,557	(1)%
	770	992	(22)%	917	978	(6)%
Operating Expenses & Other	351	359	(2)%	345	403	(14)%
Operating Profits	$419	$633	(34)%	$572	$575	(1)%

Operating Profit Margins	13.0%	17.8%	16.5%	16.3%
Summary performance for each of the aerospace businesses for the nine months ended September 30, 2015 and 2014 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net Sales	$10,243	$10,485	(2)%	$10,637	$10,621	—
Cost of Sales	7,873	7,835	—	7,739	7,606	2%
	2,370	2,650	(11)%	2,898	3,015	(4)%
Operating Expenses & Other	1,045	1,197	(13)%	1,177	1,248	(6)%
Operating Profits	$1,325	$1,453	(9)%	$1,721	$1,767	(3)%

Operating Profit Margins	12.9%	13.9%	16.2%	16.6%

Pratt & Whitney –
Quarter Ended September 30, 2015 Compared with Quarter Ended September 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(8)%	(1)%	—	—	—
Cost of Sales	(3)%	(2)%	—	1%	—
Operating Profits	(18)%	2%	(1)%	(2)%	(15)%
The organic sales decrease (8%) is primarily due to lower commercial engine sales (5%) and lower military engine and aftermarket sales (3%), partially offset by higher commercial aftermarket sales (1%) which benefited from a favorable contract termination in the quarter. A contributing factor to lower sales was startup challenges related to the transition to a new third-party material logistics center that delayed some large engine shipments during the third quarter of 2015.
Pratt & Whitney's operating profit includes higher pension cost partially offset by restructuring savings across its business. The operational profit decrease (18%) was due to higher negative engine margin within the Large Commercial Engine business, lower engine volume and unfavorable mix within the Military Engine business and lower volume within Pratt Canada (12%), lower favorable contract performance adjustments (11%), unfavorable aftermarket mix (10%), and lower commercial development profit (4%), partially offset by lower research and development spending (10%), and a favorable contract termination benefit (8%). Operating profit decreased (1%) as a result of the acquisition of a majority interest in a joint venture in the third quarter of 2014. "Other" decrease (15%) reflects the absence of a gain primarily as a result of fair value adjustments related to the acquisition of a majority interest in a joint venture (13%), and the absence of intellectual property sales (4%), offset by a favorable fair value adjustment to a development agreement of contingent consideration related to a 2013 Pratt & Whitney divestiture (1%).
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(2)%	(1)%	1%	—	—
Cost of Sales	2%	(2)%	—	—	—
Operating Profits	(14)%	1%	2%	1%	1%
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
The organic sales decrease (2%) primarily reflects lower commercial engine sales (3%) partially offset by higher military engine sales (1%). Sales increased 1% as a result of the acquisition of a majority interest in a joint venture in the third quarter of 2014. A contributing factor to lower sales was startup challenges related to the transition to a new third-party material logistics center that delayed some large engine shipments during the third quarter of 2015.
Pratt & Whitney's operating profit includes higher pension cost partially offset by restructuring savings across its business. The operational profit decrease (14%) was due to higher negative engine margin within the Large Commercial Engine business and lower volume within Pratt Canada (15%), lower aftermarket profits within the Military and Large Commercial Engine businesses (11%), higher repayments of government research and development support in the form of royalties at Pratt & Whitney Canada (2%), and lower commercial engine development profit (2%), partially offset by lower research and development spending (6%), an increase in favorable contract termination benefits (5%), higher aftermarket profits at Pratt & Whitney Canada (4%), and favorable military engine margin volume and mix (1%). Operating profit increased (2%) as a result of the acquisition of a majority interest in a joint venture, mentioned above.

UTC Aerospace Systems –
Quarter Ended September 30, 2015 Compared with Quarter Ended September 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	(1)%	(1)%	—	—
Cost of Sales	3%	(3)%	(1)%	—	—
Operating Profits	(7)%	4%	1%	2%	(1)%
Organic sales remained unchanged for the quarter as the benefit from a change in a customer contract relationship (2%) and the favorable impact of a contract termination (1%) were offset by lower commercial OEM and commercial aftermarket sales (2%), and lower military OEM sales (1%).
The organic decrease in operational profit (7%) reflects lower commercial aerospace OEM profit contribution (16%) primarily due to adverse mix, lower commercial aftermarket profit contribution (8%), higher pension costs (6%), and lower military profit contribution (4%), partially offset by a favorable contract termination benefit (7%), lower selling, general and administrative expenses (5%), lower research and development costs (4%), the benefit from sales to a third party aftermarket parts company (4%), benefits from favorable dispute resolutions and other settlements (3%), and higher income from licensing agreements (3%).

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Factors contributing to total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	(2)%	(1)%	—	—
Cost of Sales	6%	(3)%	(1)%	—	—
Operating Profits	(3)%	1%	—	(2)%	1%
The organic sales growth (3%) primarily reflects an increase in commercial aerospace OEM sales volume (2%) and a benefit from a change in a customer contract relationship (2%), partially offset by the absence of the favorable impact of a prior year customer contract settlement (1%) and lower military OEM sales volume (1%).
The organic decrease in operational profit (3%) primarily reflects lower commercial aerospace OEM profit contribution (7%), primarily due to adverse mix, higher pension costs (5%), lower military profit contribution (3%), the absence of the favorable impact of a prior year customer contract settlement (2%), and lower commercial aerospace aftermarket profit contribution (2%), partially offset by benefits from favorable customer contract negotiations, dispute resolutions and other settlements (5%), lower research and development costs (4%), lower selling, general and administrative expenses (3%), a favorable contract termination benefit (2%), the benefit from sales to a third party aftermarket parts company (1%), and higher income from licensing agreements (1%).

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended September 30,		Quarter Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Eliminations and other	$(225)	$(163)	$(1)	$18
General corporate expenses	—	—	(101)	(124)

	Net Sales		Operating Profits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Eliminations and other	$(553)	$(463)	$65	$323
General corporate expenses	—	—	(331)	(355)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year increase in the amount of sales eliminations for the quarter and nine months ended September 30, 2015, as compared with the same period of 2014, reflects an increase in the amount of inter-segment sales eliminations, principally between our aerospace businesses. The year-over-year decline in operating profit for the nine months ended September 30, 2015, as compared with the same period of 2014, reflects the absence of an approximately $220 million gain on an agreement with a state taxing authority for the monetization of tax credits that was recorded in the second quarter of 2014.
LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	September 30, 2015	December 31, 2014	September 30, 2014
Cash and cash equivalents	$5,477	$5,229	$5,030
Total debt	22,667	19,784	19,674
Net debt (total debt less cash and cash equivalents)	17,190	14,555	14,644
Total equity	32,051	32,564	35,389
Total capitalization (debt plus equity)	54,718	52,348	55,063
Net capitalization (debt plus equity less cash and cash equivalents)	49,241	47,119	50,033
Debt to total capitalization	41%	38%	36%
Net debt to net capitalization	35%	31%	29%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows of continuing operations, which, after netting out capital expenditures, we generally target to approximate net income from continuing operations attributable to common shareowners. For 2015, we expect this to approximate 90% to 100% of net income from continuing operations attributable to common shareowners. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
As a matter of practice, we continually assess our current business and closely monitor the impact on our customers and suppliers, and have determined that overall there was not a significant adverse impact on our financial position, results of operations or liquidity during the first nine months of 2015.
Our domestic pension funds experienced a negative return on assets of 2.61% during the first nine months of 2015. Approximately 86% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (14%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the impact of lower discount rates and the adoption of new mortality tables in the U.S. and Canada, partially offset by the positive asset experience from 2010 - 2013 and positive returns experienced during 2014, are expected to result in increased pension expense in continuing operations in 2015 of approximately $300 million as compared to 2014.
Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-

total-capitalization level as well as our credit standing. In September 2015, several external rating agencies downgraded our debt ratings ("A"to "A-", and "A2" to "A3") with a stable ratings outlook, primarily attributing their actions to the level of completed and projected share repurchase activity. Our debt-to-total-capitalization increased 3 points from 38% at December 31, 2014 to 41% at September 30, 2015 due to the use of short-term borrowings. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
On May 4, 2015, we completed the previously announced optional remarketing of the 1.550% junior subordinated notes, which were originally issued as part of our equity units on June 18, 2012. As a result of the remarketing, these notes were redesignated as our 1.778% junior subordinated notes due May 4, 2018. On August 3, 2015, we received approximately $1.1 billion from the proceeds of the remarketing, and issued approximately 11.3 million shares of Common Stock to settle the purchase obligation of the holders of the equity units under the purchase contract entered into at the time of the original issuance of the equity units.
During the quarter ended June 30, 2015, we repaid at maturity all 4.875% notes due in 2015 and all floating rate notes due in 2015, representing $1.7 billion in aggregate principal. On May 4, 2015, we issued $850 million aggregate principal amount of 4.150% notes due May 15, 2045. On May 22, 2015 we issued €750 million aggregate principal amount of 1.250% notes due May 22, 2023. The net proceeds from these debt issuances were used primarily to repay the notes maturing during the quarter ended June 30, 2015.
During the nine months ended September 30, 2014, we redeemed all remaining outstanding 2016 Goodrich 6.290% notes, representing approximately $188 million in aggregate principal, under our redemption notice issued on February 28, 2014.
At September 30, 2015, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. As of September 30, 2015, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2015, our maximum commercial paper borrowing limit was $4.35 billion.
We continue to have access to the commercial paper markets and our existing credit facilities, and continue to expect strong generation of operating cash flows. While the impact of market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs.
At September 30, 2015, approximately 99% of our cash was held by UTC's foreign subsidiaries, due to our extensive international operations. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations. As a result of our announced sale of Sikorsky to Lockheed Martin Corp., we recognized an income tax provision of approximately $68 million in the quarter ended September 30, 2015, as the undistributed earnings of Sikorsky's international subsidiaries will no longer be permanently reinvested. With few other exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
We continue to be involved in litigation with the German Tax Office in the German Tax Court with respect to certain tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. We have made tax and interest payments of approximately $300 million during the nine months ended September 30, 2015 to avoid additional interest accruals while we continue to litigate this matter. See Note 14 to the Condensed Consolidated Financial Statements for a further discussion of this German tax litigation.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of September 30, 2015 and December 31, 2014, the amount of such restricted cash was approximately $42 million and $255 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.

Cash Flow - Operating Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Net cash flows provided by operating activities of continuing operations	$4,044	$5,022
Cash generated from operating activities of continuing operations in the nine months ended September 30, 2015 was approximately $1 billion lower than the same period in 2014. Lower net income and noncash deferred income tax provision, stock compensation cost and depreciation and amortization charges totaling approximately $370 million, and an increase in cash outflows for working capital investments of approximately $820 million in the nine months ended September 30, 2015 over the prior year period, were partially offset by lower non-cash gains as compared to the nine months ended September 30, 2014, including the absence of an approximately $220 million gain on an agreement with a state taxing authority for the monetization tax credits.
The cash outflows in the nine months ended September 30, 2015 for working capital were driven by increases in inventories and accounts receivable, as well as net liquidations of customer advances primarily in Pratt & Whitney's military programs, partially offset by increases in accounts payable. Inventories increased at Pratt & Whitney and UTC Aerospace Systems supporting an increase in customers' platform deliveries and related aftermarket demand, as well as due to Pratt & Whitney's transition to a new third-party material logistics center during the third quarter. This transition is now largely complete. Inventories increased at UTC Climate, Controls & Security, primarily supporting seasonal peak in international HVAC and refrigeration markets, and at Otis supporting significant projects in Europe and Asia. Accounts receivable increased approximately $430 million, primarily in our commercial businesses, driven by the U.S. commercial and residential HVAC business at UTC Climate, Controls & Security and Otis new equipment sales, primarily in North America. Factoring activity in the quarter ended September 30, 2015 was approximately $530 million lower than the prior quarter, primarily in our aerospace businesses. Customer financed factoring at Pratt & Whitney, related to certain extensions of contractual payment terms, was consistent with the prior quarter. Reductions in accrued liabilities primarily relate to liquidation of customer advances and deferred revenues, as well as payments of approximately $300 million related to tax and interest accruals on the German tax matter discussed further in Note 14 to the Condensed Consolidated Financial Statements.
For the nine months ended September 30, 2014, cash outflows for working capital were primarily driven by increases in inventory to support deliveries and other contractual commitments across all businesses. Reductions in accounts receivable in our aerospace businesses, driven primarily by accelerated customer collections and selected factoring primarily at Pratt & Whitney, were largely offset by increases in accounts receivable in our commercial businesses. Increases in accounts payable and accrued liabilities were partially offset by liquidations of customer advances, primarily in Pratt & Whitney's military business.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the nine months ended September 30, 2015 and 2014 were $93 million and $204 million, respectively. Although our domestic pension plans are approximately 86% funded on a projected benefit obligation basis as of September 30, 2015, and we are not required to make additional contributions through the end of 2019, we may elect to make discretionary contributions in 2015. We expect to make total cash contributions of approximately $150 million to our global defined benefit pension plans in 2015. Contributions to our global defined benefit pension plans in 2015 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Net cash flows used in investing activities of continuing operations	$(1,416)	$(1,392)
Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2015 primarily reflect capital expenditures of approximately $1.0 billion and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $500 million, partially offset by net cash proceeds of approximately $147 million from the settlement of derivative instruments and $172 million from business dispositions. Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2014 primarily reflect capital expenditures of approximately $1.1 billion, cash investment in business acquisitions of $378 million, partially offset by net proceeds of approximately $244 million from business dispositions, and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $600 million.
During the nine months ended September 30, 2015, we increased our collaboration intangible assets by approximately $331 million, of which $217 million represented payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the nine months ended September 30, 2015 primarily relate to investments in new programs at Pratt & Whitney and UTC Aerospace Systems.
Cash investments in businesses in the nine months ended September 30, 2015 were approximately $329 million, and consisted of the acquisition of the majority interest in a UTC Climate, Controls & Security business and a number of small acquisitions, primarily in our commercial businesses. Approximately $210 million of our restricted cash balance as of December 31, 2014 was utilized in the cash investments in businesses in the nine months ended September 30, 2015. We expect total cash investments for acquisitions in 2015 to be approximately $1 billion, including acquisitions completed during the nine months ended September 30, 2015. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. During the nine months ended September 30, 2015 and 2014, we had net cash receipts of approximately $147 million and $153 million, respectively, from the settlement of these derivative instruments, primarily related to the strengthening of the U.S. Dollar.
Customer financing activities were a net use of cash of $128 million for the nine months ended September 30, 2015 and a source of cash of $72 million for the nine months ended September 30, 2014. While we expect that 2015 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $10.3 billion at September 30, 2015 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.4 billion may be required to be disbursed during the remainder of 2015. We had commercial aerospace financing and other contractual commitments of approximately $11.3 billion at December 31, 2014.
Cash Flow - Financing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Net cash flows used in financing activities of continuing operations	$(1,861)	$(3,073)
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $2.9 billion of outstanding commercial paper at September 30, 2015.
On May 4, 2015, we completed the previously announced optional remarketing of the 1.550% junior subordinated notes, which were originally issued as part of our equity units on June 18, 2012. As a result of the remarketing, these notes were redesignated as our 1.778% junior subordinated notes due May 4, 2018. On August 3, 2015, we received approximately $1.1 billion from the proceeds of the remarketing, and issued approximately 11.3 million shares of our common stock to settle the purchase obligation of the holders of the equity units under the purchase contract entered into at the time of the original issuance of the equity units.
On March 13, 2015, we entered into accelerated share repurchase (ASR) agreements to repurchase an aggregate of $2.65 billion of our common stock, which was largely funded by our commercial paper borrowings. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 18.6 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. On July 31, 2015, the shares associated with the remaining portion of the aggregate purchase were settled upon final delivery of approximately 4.2 million additional shares of common stock. See Note 12 to the Condensed Consolidated Financial Statements for further discussion.

On July 19, 2015, our Board of Directors authorized a share repurchase program for up to 75 million shares of our common stock, replacing the program announced on February 4, 2013 which was nearing completion. The remaining authority to repurchase approximately 16.2 million shares of our common stock under the February 2013 share repurchase program was revoked and replaced as of July 19, 2015 with the new share repurchase program. At September 30, 2015, management had authority to repurchase approximately 59.8 million shares under the new share repurchase program. Under this program and the October 2015 program discussed below, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. In addition to transactions under the ASR agreements discussed above, we repurchased approximately 14 million shares of our common stock for approximately $1.35 billion during the nine months ended September 30, 2015. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. Including the approximately $4 billion of share repurchase completed in the nine months ended September 30, 2015, we now expect total share repurchases of approximately $10 billion in 2015, including entering into additional ASRs in 2015 and utilization of the anticipated net cash proceeds to be realized upon the completion of the sale of Sikorsky to Lockheed Martin Corp.
We paid dividends on common stock of $1.92 per share ($0.64 per share in each of the first three quarters of 2015) totaling approximately $1.6 billion in the aggregate for the nine months ended September 30, 2015. On October 14, 2015, the Board of Directors declared a dividend of $0.64 per share payable December 10, 2015 to shareowners of record at the close of business on November 13, 2015.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Cash Flow - Discontinued Operations

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Net cash flows used in discontinued operations	$(366)	$(82)
Cash flows used in discontinued operations primarily relate to the cash flows of Sikorsky. For the nine months ended September 30, 2015, cash flows used in operating activities of discontinued operations resulted primarily from operating income of approximately $250 million, which was more than offset by investments in working capital and other net operating assets, primarily through reductions in accounts payable, customer advances and accrued liabilities, and partially offset by reductions in accounts receivable. Cash flows used in investing activities of discontinued operations were driven by capital expenditures of Sikorsky.
For the nine months ended September 30, 2014, cash flows used in discontinued operations primarily reflect cash used in investing activities of $85 million, primarily related to capital expenditures of Sikorsky. Cash provided by operating activities of discontinued operations of approximately $3 million reflects Sikorsky operating losses of approximately $60 million, offset by noncash charges, including $438 million of charges related to the change in estimate for the Amended Arrangements signed with the Canadian Government for the Cyclone Helicopter program, and working capital investments in inventories and reductions in accounts payable and accrued liabilities.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2014 Annual Report, incorporated by reference in our 2014 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of September 30, 2015, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the nine months ended September 30, 2015. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2014 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Senior Vice President and Chief Financial Officer (CFO) and the Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter or nine months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
the ability of the parties to satisfy the conditions precedent and consummate the previously announced agreement to sell Sikorsky to Lockheed Martin, the timing of consummation of the transaction, the ability of the parties to secure regulatory approval in a timely manner or on the terms desired or anticipated, and the ability to implement the anticipated business plans following closing and achieve anticipated benefits and savings;

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
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 14, Contingent Liabilities, for discussion regarding legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2014 Form 10-K and Part II, Item 1, "Legal Proceedings" of our 2015 Form 10-Q(Q1) and Form 10-Q(Q2).

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended September 30, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2015	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Maximum Number of Shares that may yet be Purchased Under the Program (000's) *
July 1 - July 31 *	4,245	$100.73	4,245	70,755
August 1 - August 31	5,348	91.59	5,348	65,407
September 1 - September 30	5,576	91.49	5,576	59,831
Total	15,169	$94.11	15,169

*
The remaining authority to repurchase approximately 16.2 million shares of our common stock under the previously approved February 2013 share repurchase program was revoked and replaced as of July 19, 2015. The 59.8 million shares available for repurchase as of September 30, 2015 were all pursuant to the share repurchase program authorized July 19, 2015, as discussed below.

On July 19, 2015, our Board of Directors authorized a share repurchase program for up to 75 million shares of our common stock. This new authorization replaces a previous program, approved in February 2013, which was nearing completion. At September 30, 2015, the maximum number of remaining shares that could be purchased under this program was approximately 59.8 million shares. Under both the July 2015 program and the October 2015 program referenced below, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. No shares were reacquired in transactions outside the program during the quarter ended September 30, 2015.

In connection with ASR agreements entered into on March 13, 2015, we received an initial delivery of approximately 18.6 million shares at a price of $121.24 per share, representing approximately 85% of the shares expected to be repurchased. On July 31, 2015, the shares associated with the remaining portion of the aggregate purchase were settled upon final delivery of approximately 4.2 million additional shares. Including the remaining shares settled on July 31, 2015, the final price under the ASR was $116.11 per share.
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, revoking and replacing the program announced on July 19, 2015.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20150930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20150930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20150930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20150930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20150930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20150930_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	October 23, 2015	by:	/s/ AKHIL JOHRI
Akhil Johri
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 23, 2015	by:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Vice President and Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20150930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20150930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20150930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20150930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20150930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20150930_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.