Form 10-K
period 2015-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2016-02-11
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Commission file number 1-812

UNITED TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-0570975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Farm Springs Road, Farmington, Connecticut	06032
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (860) 728-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	New York Stock Exchange
(CUSIP 913017 10 9)
1.250% Notes due 2023	New York Stock Exchange
(CUSIP U91301 AD0)

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
Yes   ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2015 was approximately $98,745,805,884, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At January 31, 2016, there were 836,432,010 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV hereof incorporate by reference portions of the United Technologies Corporation 2015 Annual Report to Shareowners. Part III hereof incorporates by reference portions of the United Technologies Corporation Proxy Statement for the 2016 Annual Meeting of Shareowners.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
Index to Annual Report
on Form 10-K for
Year Ended December 31, 2015

UNITED TECHNOLOGIES CORPORATION
Annual Report on Form 10-K for
Year Ended December 31, 2015
Whenever reference is made in this Form 10-K to specific sections of United Technologies Corporation’s 2015 Annual Report to Shareowners (2015 Annual Report), those sections are incorporated herein by reference, and are included in Exhibit 13 to this Form 10-K. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and product and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms "we," "us," "our," "the Company," or "UTC," unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries. References to internet web sites in this Form 10-K are provided for convenience only. Information available through these web sites is not incorporated by reference into this Form 10-K.

PART I

Item 1.	Business
General
United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable primarily to the internal development of our existing businesses and to acquisitions. The following description of our business should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report, including the information contained therein under the heading "Business Overview."
Our financial reporting segments include businesses with operations throughout the world. Otis and UTC Climate, Controls & Security (collectively, referred to as the "commercial businesses") serve customers in the commercial, government, infrastructure and residential property sectors worldwide. UTC Climate, Controls & Security also serves industrial, transport refrigeration and food service equipment customers. On September 10, 2015, we announced a change in organizational structure and now operate Otis and UTC Climate, Controls & Security as stand-alone businesses that are no longer combined as UTC Building & Industrial Systems.  Otis and UTC Climate, Controls & Security each continue to report their financial and operational results as separate segments, which is consistent with how we allocate resources and measure the financial performance of these businesses. Following that change, Otis and UTC Climate, Controls & Security continue to share certain support and building systems strategic functions in order to retain efficiencies achieved under the UTC Building & Industrial Systems organization.
Pratt & Whitney and UTC Aerospace Systems (collectively referred to as the "aerospace businesses") primarily serve commercial and government customers in both the original equipment and aftermarket parts and services markets of the aerospace industry. Pratt & Whitney also provides products to certain industrial markets. In January 2015, UTC announced that it would streamline its aerospace operations by eliminating the UTC Propulsion & Aerospace Systems organization, which had previously overseen the Pratt & Whitney and UTC Aerospace Systems segments. Pratt & Whitney and UTC Aerospace Systems will continue to operate as stand-alone businesses. On November 6, 2015, UTC completed the sale of the Sikorsky Aircraft business (collectively, referred to as "Sikorsky") to Lockheed Martin Corp. ("Lockheed Martin"). Prior to the sale, Sikorsky had been classified as a fifth business segment of UTC. For more information regarding Sikorsky, see "Other" below.
For 2015, our commercial and industrial sales (generated principally by the commercial businesses) were approximately 52 percent of our consolidated sales, and our commercial aerospace sales and military aerospace sales (generated exclusively by our aerospace businesses) were approximately 36 percent and 12 percent, respectively, of our consolidated sales. International sales for 2015, including U.S. export sales, were 62 percent of our total segment sales.
This Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Relations section of our Internet website (http://www.utc.com) under the heading "SEC Filings" as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov)

containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Description of Business by Segment
Our operations for the periods presented herein are classified into four segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, and UTC Aerospace Systems, with each segment comprised of groups of similar operating companies. References to each segment include the various operating companies established worldwide through which the operations for each segment are conducted. Each segment's business, including its principal products and services and other material developments and information, is described below.
Segment financial data for the years 2013 through 2015, including financial information about foreign and domestic operations and export sales, appears in Note 18 to the Consolidated Financial Statements in our 2015 Annual Report. Segment sales as discussed below include intercompany sales, which are ultimately eliminated within the "Eliminations and other" category as reflected in the segment financial data in Note 18 to the Consolidated Financial Statements in our 2015 Annual Report. Similarly, total segment backlog as discussed below includes intercompany backlog, as well as fully-funded government orders.
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
Sales generated by Otis’ international operations were 77 percent and 81 percent of total Otis segment sales in 2015 and 2014, respectively. At December 31, 2015, Otis’ backlog was $15.0 billion as compared to $15.3 billion at December 31, 2014. Of the total Otis backlog at December 31, 2015, approximately $8.1 billion is expected to be realized as sales in 2016.
UTC Climate, Controls & Security
UTC Climate, Controls & Security is a leading provider of heating, ventilating, air conditioning (HVAC) and refrigeration solutions, including controls for residential, commercial, industrial and transportation applications. These products and services are sold under the Carrier name and other brand names to building contractors and owners, homeowners, transportation companies, retail stores and food service companies. UTC Climate, Controls & Security is also a global provider of security and fire safety products and services. UTC Climate, Controls & Security provides electronic security products such as intruder alarms, access control systems and video surveillance systems and designs and manufactures a wide range of fire safety products including specialty hazard detection and fixed suppression products, portable fire extinguishers, and fire detection and life safety systems. Services provided to the electronic security and fire safety industries include systems integration, video surveillance, installation, maintenance, and inspection services. In certain markets, UTC Climate, Controls & Security also provides monitoring and response services, to complement its electronic security and fire safety businesses. Through its venture with Watsco, Inc., UTC Climate, Controls & Security distributes Carrier, Bryant, Payne and Totaline residential and light commercial HVAC products in certain parts of the U.S., Canada and certain territories in the Caribbean and Latin America. UTC Climate, Controls & Security sells directly to end customers and through other joint ventures, manufacturer's representatives, distributors, wholesalers, dealers and retail outlets. Certain UTC Climate, Controls & Security HVAC businesses are seasonal and sales and service activity can be impacted by weather. UTC Climate, Controls & Security customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in the distribution channels. The principal incentive program provides reimbursements to distributors for offering promotional pricing on UTC Climate, Controls & Security products. UTC Climate, Controls & Security products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants, homeowners and other end-users requiring a high level of security and fire protection for their businesses and residences. UTC Climate, Controls & Security provides its security and fire safety products and services under Chubb, Kidde and other brand names and sells directly to customers as well as through manufacturer's representatives, distributors, dealers and U.S. retail distribution.
Sales generated by UTC Climate, Controls & Security’s international operations, including U.S. export sales, were 56 percent and 59 percent of total UTC Climate, Controls & Security segment sales in 2015 and 2014, respectively. At

December 31, 2015, UTC Climate, Controls & Security’s backlog was $3.1 billion as compared to $3.4 billion at December 31, 2014. Substantially all of the backlog at December 31, 2015 is expected to be realized as sales in 2016.
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
In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which sales, costs and risks are shared with third parties. At December 31, 2015, the interests of third party participants in Pratt & Whitney-directed commercial jet engine programs ranged from approximately 14 percent to 50 percent. See Note 1 to the Consolidated Financial Statements in our 2015 Annual Report for a description of our accounting for collaborative arrangements. In addition, Pratt & Whitney has interests in other engine programs, including a 50 percent ownership interest in the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. Pratt & Whitney has entered into risk and revenue sharing arrangements with third parties for 40 percent of the products and services that Pratt & Whitney is responsible for providing to the EA. Pratt & Whitney accounts for its interests in the EA joint venture under the equity method of accounting. Pratt & Whitney continues to pursue additional collaboration partners.
Pratt & Whitney holds a net 61 percent program share interest in the IAE International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC). As previously reported in June 2012, Rolls-Royce sold its collaboration interest in IAE to Pratt & Whitney, while also entering into an agreement to license its V2500 intellectual property to Pratt & Whitney. Rolls-Royce continues to support the program as a strategic supplier for the V2500 engine and continues to manufacture parts and assemble engines.
The development of new engines and improvements to current production engines present important growth opportunities. Pratt & Whitney is under contract with the U.S. Government's F-35 Joint Program Office to develop, produce, and sustain the F135 engine, a derivative of Pratt & Whitney’s F119 engine, to power the single-engine F-35 Lightning II aircraft (commonly known as the Joint Strike Fighter) being developed and produced by Lockheed Martin. The two F135 propulsion system configurations for the F-35A/F-35C and F-35B jets are certified for production and in use by the U.S. Air Force and the U.S. Marine Corps. F135 engines are also used on F-35 aircraft purchased by Joint Strike Fighter partner countries and foreign military sales countries.
In addition, Pratt & Whitney is currently developing technology, including the PurePower® PW1000G Geared TurboFan engine, intended to enable it to power both currently-proposed and future aircraft. The PurePower® PW1000G engine targets a significant reduction in fuel burn and noise levels with lower environmental emissions and operating costs than current production engines. Airbus has selected the PW1100G-JM engine, a member of the PurePower® PW1000G engine family, as a new engine option to power its A320neo family of aircraft, which entered into service in January 2016. The PW1100G-JM is being developed as part of a collaboration with MTU and JAEC. Additionally, PurePower® PW1000G engine models have been selected by Bombardier to power the new CSeries passenger aircraft, Mitsubishi Aircraft Corporation to power the new Mitsubishi Regional Jet, Irkut Corporation to power the new Irkut MC-21 passenger aircraft and Embraer to power the next generation of Embraer’s E-Jet family of aircraft. In October 2014, Gulfstream announced the selection of the PurePower® PW 800 engine to exclusively power Gulfstream’s new G500 and G600 business jets scheduled to enter service in 2018. The CSeries (CS100) aircraft was certified in December 2015, and Bombardier has announced that it expects the larger CSeries (CS300) aircraft to be certified in the the first half of 2016. The Irkut MC-21 is scheduled to enter service in 2017. The Mitsubishi Regional Jet and Embraer’s next generation of E-Jet family aircraft are scheduled to enter service in 2018. The success of these aircraft and the PurePower® family of engines is dependent upon many factors including technological accomplishments, program execution, aircraft demand, and regulatory approval. Based on these factors, as well as the level of success of aircraft program launches by aircraft manufacturers and other conditions, additional investment in the PurePower® program may be required. P&WC has developed and certified the PW210 engine family for helicopters manufactured by Sikorsky and AgustaWestland. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion.
Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market-driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine development, production and support programs, creates uncertainty regarding engine program profitability. Sales to Airbus (Pratt & Whitney’s largest customer by sales) were 39 percent and 41 percent of total Pratt & Whitney segment sales in 2015 and 2014, respectively, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. Government were 21 percent and 22 percent of total Pratt & Whitney segment sales in 2015 and 2014, respectively.
Sales generated by Pratt & Whitney’s international operations, including U.S. export sales, were 60 percent and 62 percent of total Pratt & Whitney segment sales in 2015 and 2014, respectively. At December 31, 2015, Pratt & Whitney’s backlog was $52.5 billion, including $4.4 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2014, these amounts were $50.2 billion and $4.2 billion, respectively. Of the total Pratt & Whitney backlog at December 31, 2015, approximately $8.8 billion is expected to be realized as sales in 2016. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total sales. Pratt & Whitney’s backlog excludes orders for new commercial engines that have not yet received aviation authority engine certification. The PurePower® PW1100G-JM engine completed Federal Aviation Agency (FAA) certification for the Airbus A320neo platform on December 19, 2014 and entered into service in January 2016. See Note 1 to the Consolidated Financial Statements in our 2015 Annual Report for a description of our accounting for long-term contracts.
UTC Aerospace Systems
UTC Aerospace Systems is a leading global provider of technologically advanced aerospace products and aftermarket service solutions for aircraft manufacturers, airlines, regional, business and general aviation markets, military, space and undersea operations. UTC Aerospace Systems’ product portfolio includes electric power generation, power management and distribution systems, air data and flight sensing and management systems, engine control systems, electric systems, intelligence, surveillance and reconnaissance systems, engine components, environmental control systems, fire and ice detection and protection systems, propeller systems, aircraft aerostructures including engine nacelles, thrust reversers, and mounting pylons, interior and exterior aircraft lighting, aircraft seating and cargo systems, actuation systems, landing systems, including landing gears, wheels and brakes, and space products and subsystems. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet management solutions. UTC Aerospace Systems sells aerospace products to aircraft manufacturers, airlines and other aircraft operators, the U.S. and foreign governments, maintenance, repair and overhaul providers, and independent distributors. UTC Aerospace Systems’ largest customers are Boeing and Airbus with a combined 31 percent and 29 percent of total UTC Aerospace Systems segment sales in 2015 and 2014, respectively. Sales to the U.S. Government were 19 percent of total UTC Aerospace Systems segment sales in 2015 and 2014.
UTC Aerospace Systems had product placements supporting first flight in 2015 of the Sikorsky CH-53K, Gulfstream G500, Boeing KC-46A, Embraer KC390, and Mitsubishi Regional Jet. In addition, UTC Aerospace Systems had product placement supporting the certification of the Airbus A320neo, the certification of the Bombardier CSeries (CS100), and Initial Operational Capability (IOC) of the F-35B STOVL.
 Significant development activity continues in the commercial and military markets for the Airbus A350-1000 aircraft, Boeing 737MAX, 777X and 787-10 aircraft, the Bombardier CSeries (CS300) and Global 7000/8000 business jet, the COMAC C919 aircraft, the Embraer E-Jet E2 and KC-390 aircraft, the Irkut MC-21 aircraft, the Mitsubishi Regional Jet, the Gulfstream G500/600 aircraft, and SYERS-2 multispectral sensors. UTC Aerospace Systems is also the operations support prime contractor for NASA’s space suit/life support system and produces environmental monitoring and control, life support, power management and distribution, and thermal control systems for the International Space Station and the Orion crew exploration vehicle.
Sales generated by UTC Aerospace Systems’ international operations, including U.S. export sales, were 54 percent of total UTC Aerospace Systems segment sales in 2015 and 2014.  At December 31, 2015, UTC Aerospace Systems’ backlog was $11.5 billion, including $2.5 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2014, these amounts were $11.1 billion and $2.3 billion, respectively. Of the total UTC Aerospace Systems backlog at December 31, 2015, approximately $7.2 billion is expected to be realized as sales in 2016.
Other
On November 6, 2015, UTC completed its sale of Sikorsky to Lockheed Martin. Sikorsky manufactures military and commercial helicopters and also provides aftermarket helicopter and aircraft parts and services. The results of operations for Sikorsky and the related cash flows accordingly have been reclassified to "Discontinued Operations" in our Consolidated Statement of Operations and our Consolidated Statement of Cash Flows for all periods presented.

Other Matters Relating to Our Business as a Whole
Competition and Other Factors Affecting Our Businesses
As worldwide businesses, our operations can be affected by a variety of economic, industry and other factors, including those described in this section, in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Annual Report, in Item 1, "Cautionary Note Concerning Factors That May Affect Future Results," and in Item 1A, "Risk Factors" in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the U.S. and other countries, and each competes on the basis of price, delivery schedule, product performance and service.
Our aerospace businesses are subject to substantial competition from domestic manufacturers, foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for certain of their commercial products beyond the assistance that may be available in the U.S.) and companies that obtain regulatory agency approval to manufacture spare parts. In particular, Pratt & Whitney experiences intense competition for new commercial airframe/engine combinations. Engine suppliers may offer substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements, in an effort to compete for the aftermarket associated with these engines. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, primarily related to Pratt & Whitney, see Notes 5 and 16 to the Consolidated Financial Statements in our 2015 Annual Report. Customer selections of engines and components can also have a significant impact on later sales of parts and services. In addition, the U.S. Government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation, Rolls-Royce, Honeywell, Turbomeca, and CFM International.
Research and Development
Because changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $2.3 billion or 4.1 percent of total sales in 2015, as compared with $2.5 billion or 4.3 percent of total sales in 2014 and $2.3 billion or 4.1 percent of total sales in 2013. We also perform research and development work under contracts funded by the U.S. Government and other customers. Costs incurred under this contract research and development, which is performed in our aerospace businesses, amounted to $1.5 billion in 2015, as compared to $2.0 billion in 2014 and $1.8 billion in 2013. These contract research and development costs include amounts that are expensed as incurred, through cost of products sold, and amounts that are capitalized into inventory to be subsequently recovered through production shipments. Total contract research and development costs of $1.6 billion, $2.0 billion and $1.8 billion were expensed through cost of products sold in 2015, 2014 and 2013, respectively.
U.S. Government Contracts
Contracting with the U.S. Government entails certain unique risks. U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for default in the event of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. Government sales are made under fixed-price type contracts, while approximately $1.5 billion or 3 percent of our total sales for 2015 were made under cost-reimbursement type contracts.
Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports, which recommend that certain contract prices should be reduced, or that certain payments should be delayed or withheld, to comply with various government regulations, including reports alleging that cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports involved substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate certain cases. For further discussion of risks related to government contracting, see the discussion in Item 1A, "Risk Factors" and Item 3, "Legal Proceedings," in this Form 10-K and Note 17 to the Consolidated Financial Statements in our 2015 Annual Report for further discussion.

Compliance with Environmental and Other Government Regulations
Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 17 to the Consolidated Financial Statements in our 2015 Annual Report.
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
We believe we have adequate sources for our purchases of materials, components, services and supplies used in our manufacturing. We work continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating our purchases, reducing the number of suppliers, strategic global sourcing and using bidding competitions among potential suppliers. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Like other users in the U.S., we are largely dependent upon foreign sources for certain raw materials requirements such as cobalt, tantalum, chromium, rhenium and nickel. We have a number of ongoing programs to manage this dependence and the accompanying risk, including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Although at times high prices for some raw materials important to our businesses (for example, steel, copper, aluminum, titanium and nickel) have caused margin and cost pressures, we do not foresee near term unavailability of materials, components or supplies that would have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. For further discussion of the possible effects of the cost and availability of raw materials on our business, see Item 1A, "Risk Factors" in this Form 10-K.
Employees and Employee Relations
At December 31, 2015, our total number of employees was approximately 197,000, approximately 68 percent of which represents employees based outside the U.S. During 2015, we negotiated or concluded 12 domestic collective bargaining agreements, the largest of which covered certain workers at UTC Climate, Controls & Security's Carrier facility in Collierville, Tennessee. In 2016, numerous collective bargaining agreements are subject to renegotiation, the largest of which covers certain workers at Pratt & Whitney's Connecticut locations. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations, we do not anticipate that the renegotiation of these contracts in 2016 will have a material adverse effect on our competitive position, cash flows, financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see Item 1A, "Risk Factors" in this Form 10-K and under

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Consolidated Financial Statements in our 2015 Annual Report.
For a discussion of other matters which may affect our competitive position, cash flows, financial condition or results of operations, including the risks of our international operations, see the further discussion under the headings "General" and "Description of Business by Segment" in this section, Item 1A, "Risk Factors" in this Form 10-K, and under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "confident" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases and other measures of financial performance or potential future plans, strategies or transactions. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
In addition, this Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Consolidated Financial Statements" under the heading "Note 17: Contingent Liabilities," the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations,"

"Liquidity and Financial Condition," and "Critical Accounting Estimates," and the section titled "Risk Factors." This Form 10-K also includes important information as to these factors in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole," and in the "Legal Proceedings" section. Additional important information as to these factors is included in our 2015 Annual Report in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters." The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

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
Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries.
The results of our commercial and industrial businesses, which generated approximately 52 percent of our consolidated sales in 2015, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, global credit market conditions, and other global and political factors. For example, a slowdown in building and remodeling activity can adversely affect the financial performance of Otis and UTC Climate, Controls & Security. In addition, the financial performance of UTC Climate, Controls & Security can also be influenced by production and utilization of transport equipment and, particularly in its residential business, weather conditions.
The results of our commercial and military aerospace businesses, which generated approximately 48 percent of our consolidated sales in 2015, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Although the operating environment currently faced by commercial airlines has shown significant improvement, uncertainty continues to exist. In addition, capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, bankruptcies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, cost reduction efforts and backlog levels. Any of these conditions could reduce the sales and margins of our aerospace businesses. Other factors, including future terrorist actions, pandemic health issues or major natural disasters, could also dramatically reduce the demand for air travel, which could negatively impact the sales and margins of our aerospace businesses. Additionally, because a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2016, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development stage of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The defense industry is also affected by a changing global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. U.S. Government deficit reduction measures, Congressional disputes over budgets and debt ceilings and the impact of sequestration have increased market uncertainty and adversely affected our military businesses. Should these factors continue and overall U.S. Government defense spending decline, it could result in significant reductions to revenue, cash flow, profit and backlog for our military businesses. One or more of the programs that we currently support or are currently pursuing could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could have a material adverse effect on our competitive position, cash flows, results of operations or financial condition.
Our Business May Be Affected by Government Contracting Risks.
U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. Government contracting environment we will continue to be, the subject of U.S. Government investigations relating to certain of our U.S. Government contracts. Such U.S. Government investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. Government contracting or of export privileges. For instance, if we or one of our business units were charged with wrongdoing as a result of any U.S. Government investigation (including violation of certain environmental or export laws, as further described below), the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. Government could fine and debar us from new U.S. Government contracting for a period generally not to exceed three years. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. Government could void any contracts found to be tainted by fraud. Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations, including because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations, or that certain payments be delayed or withheld. Some of these audit reports involved substantial amounts.
Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Foreign Currency Fluctuations, Economic Conditions and Changes in Local Government Regulation.
We conduct our business on a global basis, with approximately 62 percent of our 2015 total segment sales derived from international operations, including U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (especially the commercial businesses and P&W Canada), where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins also may be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. Dollar against other major foreign currencies could adversely affect our results of operations.
The majority of sales in the aerospace businesses are transacted in U.S. Dollars, consistent with established industry practice, while the majority of costs at locations outside the U.S. are incurred in the applicable local currency (principally the Euro, the Canadian Dollar, and the Polish Zloty). For operating units with U.S. Dollar sales and local currency costs, there is foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales. See Note 1 and Note 14 to the Consolidated Financial Statements in our 2015 Annual Report for further discussion of our hedging strategies.
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
Our reliance on suppliers (including third party contract manufacturing and logistics) and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials. In many instances, we depend upon a single source of supply, manufacturing, logistics support or assembly or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. A disruption in deliveries from our suppliers, supplier capacity constraints, contract manufacturer production disruptions, closing or bankruptcy of our suppliers, price increases, or decreased availability of raw materials or commodities, could have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses From, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures.
We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, and expect to do so in the future. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target’s violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar worldwide anti-bribery laws in non-U.S. jurisdictions. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. Our divestitures may result in continued financial exposure to the divested businesses, such as through guarantees or other financial arrangements or continued supply and services arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations being imposed on us and could have a material adverse effect on our competitive position, cash flows, results of operations, or financial condition. The success of future acquisitions and divestitures will depend on the satisfaction of conditions precedent to, and consummation of, the pending transactions, the timing of consummation of these pending transactions, and the ability of the parties to secure any required regulatory approvals in a timely manner, among other things.

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

Quarterly Cash Dividends and Share Repurchases May Be Discontinued or Modified, Are Subject to a Number of Uncertainties and May Affect the Price of Our Common Stock.

Quarterly cash dividends and share repurchases under our share repurchase program constitute components of our capital allocation strategy, which we fund with free operating cash flow, borrowings and divestitures. However, we are not required to declare dividends or make any share repurchases under our share repurchase program. Dividends and share repurchases may be discontinued, accelerated, suspended or delayed at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash.

The reduction or elimination of our cash dividend or share repurchase program could adversely affect the market price of our common stock.  Additionally, repurchases of our shares will reduce the number of outstanding shares of our common stock.  There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program's effectiveness.

See Item 5, "Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Form 10-K for a description of our share repurchase program and past share repurchases, including our prior and pending accelerated share repurchase (ASR) transactions.
We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated.
We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Of particular note, Pratt & Whitney is currently developing the PurePower PW1000G Geared TurboFan engine to power various aircraft, including the A320neo family of aircraft, which entered into service in January 2016. The level of orders received for the PurePower family of engines coupled with a requirement to achieve mature production levels in a very short timeframe are necessitating significant additional manufacturing and supply chain capacity. If our production ramp-up efforts are delayed or if suppliers cannot timely deliver or perform to our standards, we may not meet customers’ production schedules, which could result in material additional costs, including penalties that could be assessed under existing contractual provisions. Our ability to realize the anticipated benefits of our technological advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier and internally-produced parts and materials; performance of suppliers and subcontractors; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of our products and products that incorporate technologies we develop. For example, certain of our aerospace products are incorporated into larger systems and end products manufactured by our customers. These systems and end products may incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and market acceptance of these larger systems and end products could affect the level of customer interest and acceptance of our own products in the marketplace.
Any development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, aircraft systems and components and other products currently in development or pending required certifications. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. In addition, we may face customer directed cost reduction targets that could have a material adverse effect on the profitability of our contracts. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Exports of Certain of Our Products Are Subject to Various Export Control Regulations and May Require a License From the U.S. Department of State, the U.S. Department of Commerce or the U.S. Department of the Treasury.
As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the U.S. Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, Bureau of Industry and Security, the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, Directorate of Defense Trade Controls (DDTC), and trade sanctions, regulations and embargoes administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. Certain of our products have military or strategic applications and are on the munitions list of the ITAR, or represent so-called "dual use" items governed by the EAR. As a result, these products require individual validated licenses in order to be exported to certain jurisdictions. Any failures to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. Any changes in export regulations may further restrict the export of our products. The length of time required by the licensing processes can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
We Are Subject to Litigation, Environmental, Product Safety and Other Legal and Compliance Risks.
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
At times we are involved in disputes with private parties over environmental issues, including litigation over allocation of cleanup costs, alleged personal injuries and alleged property damages. Personal injury lawsuits may involve individual and purported class actions alleging that contaminants originating from our or our subsidiaries’ current or former operating facilities caused or contributed to medical conditions, including cancers incurred by employees, former employees or residents in the area and environmental damage or diminution of real estate values. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition, in particular with respect to environmental claims in regions where we have, or previously had, significant operations. Product recalls and product liability claims (including claims related to the safety or reliability of our products) also can result in significant costs, including fines, as well as negative publicity, management distraction and damage to our reputation that could reduce demand for our products and services. For a description of current material legal proceedings, see "Legal Proceedings" in in this Form 10-K and Note 17 to the Consolidated Financial Statements in our 2015 Annual Report.
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
See Note 11 to the Consolidated Financial Statements in our 2015 Annual Report for further discussion on income taxes and related contingencies.
Our Defined Benefit Pension Plans are Subject to Financial Market Risk that Could Adversely Affect Our Results.
The performance of the financial markets and interest rates can impact our defined benefit pension plan expenses and funding obligations.  Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results.  See Note 12 to the Consolidated Financial Statements in our 2015 Annual Report for further discussion on pension plans and related obligations and contingencies.
We May Be Unable to Realize Expected Benefits From Our Cost Reduction and Restructuring Efforts and Our Profitability May Be Hurt or Our Business Otherwise Might Be Adversely Affected.
In order to operate more efficiently and control costs, we announce from time to time restructuring plans, which include workforce reductions as well as global facility consolidations and other cost reduction initiatives. These plans are intended to generate operating expense savings through direct cost and indirect overhead expense reductions as well as other savings. We may undertake further workforce reductions or restructuring actions in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include unforeseen delays in implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Our Business and Financial Performance May Be Adversely Affected By Attacks on Information Technology Infrastructure and Other Cyber-based and Business Disruptions.
Our business may be impacted by disruptions, including information technology ("IT") attacks or failures, threats to physical security, as well as damaging weather or other acts of nature, pandemics or other public health crises. Cyber-based risks, in particular, are evolving and include, but are not limited to, both attacks to our IT infrastructure and attacks to the IT infrastructure of third parties in attempts to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers and other third parties. Cyber-based risks could also include attacks targeting the security, integrity and/or reliability of the hardware and software installed in our products, including after the purchase of those products and when they are incorporated into third party products, facilities or infrastructure. Such attacks could result in disruptions to systems (our own or that of third parties), unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). We have experienced cyber-based attacks and may continue to experience them going forward, potentially with more frequency. We believe that we have adopted appropriate measures to mitigate potential risks to our technology, products, services and operations from these potential attacks. However, given the unpredictability of the timing, nature and scope of such attacks or other disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third party systems, networks or products, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
We Depend On Our Intellectual Property, and Have Access to Certain Intellectual Property and Information of Our Customers and Suppliers; Infringement or Failure to Protect Our Intellectual Property Could Adversely Affect Our Future Growth and Success.
We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, information technology security systems, internal controls and compliance systems and other measures to protect our proprietary intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property rights may be limited in certain countries outside the U.S. In addition, we may be the target of competitor or other third party patent enforcement actions seeking substantial monetary damages or seeking to prevent our sale and marketing of certain of our products or services. We may also be subject to disruptions, losses and liability resulting from various cybersecurity attacks or information technology failures, as described above. Any of these events or factors could have a material adverse effect on our competitive position, subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

	Number of Facilities - Owned
Location	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Other	Total
Manufacturing & Aftermarket Services:
North America	1	8	25	35	—	69
Europe & Middle East	5	10	3	17	—	35
Asia	1	1	7	4	—	13
Emerging Markets*	11	22	7	12	—	52
	18	41	42	68	—	169
Non-Manufacturing & Aftermarket Services:
North America	3	15	31	13	13	75
Europe & Middle East	16	11	—	7	—	34
Asia	—	5	1	—	—	6
Central and Latin America	—	1	—	—	—	1
Emerging Markets*	2	6	4	2	—	14
	21	38	36	22	13	130

	Number of Facilities - Leased
Location	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Other	Total
Manufacturing & Aftermarket Services:
North America	—	4	8	23	—	35
Europe & Middle East	—	2	4	6	—	12
Asia	—	—	3	1	—	4
Emerging Markets*	3	4	—	9	—	16
	3	10	15	39	—	67
Non-Manufacturing & Aftermarket Services:
North America	5	32	13	12	8	70
Europe & Middle East	10	33	—	3	—	46
Asia	1	7	1	1	—	10
Emerging Markets*	10	17	3	3	—	33
	26	89	17	19	8	159

*	For purposes of this table, our definition of emerging markets is developed using the countries included in the MSCI Emerging Markets IndexSM.
Our fixed assets as of December 31, 2015 include manufacturing facilities and non-manufacturing facilities such as warehouses set forth in the tables above and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2015 are in good operating condition, are well-maintained and substantially all are generally in regular use.

Item 3. Legal Proceedings
Export Violations
As previously disclosed, on June 28, 2012, we entered into a Consent Agreement (CA) with the U.S. State Department’s the Office of Defense Trade Controls Compliance (DTCC) to resolve violations of the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR) that we had voluntarily disclosed to DTCC. The CA has a four-year term, and provides that we will: (1) pay a civil penalty of $55 million, $20 million of which has been suspended based on qualifying compliance investments made by us prior to or during the term of the CA; (2) appoint, subject to DTCC approval, an outside Special Compliance Official (SCO) to oversee our compliance with the CA and the AECA and ITAR; (3) continue and undertake additional remedial actions to strengthen AECA and ITAR compliance, with emphasis on human resources and organization, training, automation, and security of electronic data; and (4) sponsor two Company-wide outside compliance audits during the term of the CA. We believe we will meet or exceed all requirements of the CA and timely complete our obligations in accordance with its terms.
As previously disclosed, in June 2012, DTCC imposed a partial statutory debarment on P&WC with respect to obtaining new or renewed ITAR license privileges following P&WC's guilty plea to criminal violation of the AECA and ITAR. The debarment does not affect existing ITAR licenses/authorities, nor does it extend to programs supporting: (1) the U.S. Government; (2) NATO allies; or (3) "major non-NATO allies" (as defined in the ITAR). P&WC may seek and has received "transaction exception" approvals on a case-by-case basis for new or renewed ITAR licensing in other cases during the period of debarment. In February 2015, P&WC applied for full reinstatement of its ITAR privileges; DTCC’s decision on P&WC’s application is pending.
The previously disclosed potential liability recognized as of March 31, 2012 of $55 million has been sufficient to discharge all amounts due pursuant to these above-referenced matters.
Pratt & Whitney Grand Jury Subpoena
 As previously disclosed, Pratt & Whitney received a subpoena in May 2012 issued by a federal grand jury in Connecticut, requesting documents related to Pratt & Whitney’s use in certain military engines of titanium procured from suppliers that potentially did not conform to underlying contract specifications. Pratt & Whitney conducted an internal investigation and continues to cooperate fully with the government’s investigation. We cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the investigation.
Telephone Consumer Protection Act
As previously disclosed, UTC Fire & Security Americas Corporation, Inc. (UTCFS) has been named as a defendant in numerous putative class actions that were filed on behalf of purported classes of persons who allege that third-party entities placed "robocalls" and/or placed calls to numbers listed on the "Do Not Call Registry" on behalf of UTCFS in contravention of the Telephone Consumer Protection Act (TCPA). In each putative class action suit, plaintiffs seek injunctive relief and monetary damages. Each violation under the TCPA provides for $500 in statutory damages or up to $1,500 for any willful violation. We assert that the third-party entities that initiated the calls were not acting on our behalf in making any such calls. We believe that UTCFS has meritorious defenses to these claims. We are presently unable to estimate the damages for which UTCFS could be liable in the event plaintiffs prevail in one or more of these cases.
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
Sikorsky Government Contract Claim
As previously disclosed, in October 2014, the United States Government filed a complaint in the United States District Court for the Eastern District of Wisconsin alleging that Sikorsky and two of its wholly-owned subsidiaries, Derco Aerospace and Sikorsky Support Services, Inc. (SSSI), violated the False Claims Act in connection with a contract that the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft.  By letter dated July

13, 2015, the United States Department of Justice notified Sikorsky that it has opened a criminal investigation with respect to this matter.  On November 6, 2015, pursuant to the Stock Purchase Agreement (Stock Purchase Agreement), dated as of July 19, 2015 by and between UTC and certain wholly-owned subsidiaries of UTC and Lockheed Martin, UTC completed the sale of all of the issued and outstanding equity of Sikorsky and certain affiliated entities to Lockheed Martin. Pursuant to the Stock Purchase Agreement, Lockheed Martin assumed the defense of and liability for the Government’s False Claims Act lawsuit and the criminal investigation.
Mos Otis FAS Investigation
As previously disclosed, following inspections carried out by the Russian Federal Anti-monopoly Service (FAS) at the offices of Mos Otis and the production of documents by Mos Otis, in October 2014 FAS notified Mos Otis that it had found indications of violations of Russian competition law in the market for maintenance of unified dispatch systems, which remotely monitor elevators and dispatch service technicians in Moscow.  Mos Otis is an indirectly owned and controlled joint venture between Otis and the City of Moscow. FAS has not pursued an administrative action against Mos Otis to date.  At this time, we cannot reasonably estimate the range of any potential loss or impact to the business that may result.
In addition, we are subject to a number of other lawsuits, investigations and claims (some of which involve substantial amounts). For a discussion of contingencies related to certain other legal proceedings, see Note 17 to the Consolidated Financial Statements in our 2015 Annual Report. Except as indicated herein or in Note 17 to the Consolidated Financial Statements in our 2015 Annual Report, we do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
A further discussion of government contracts and related investigations, as well as a discussion of our environmental liabilities, can be found under the heading "Other Matters Relating to Our Business as a Whole – Compliance with Environmental and Other Government Regulations" in Item 1, "Business," and in Item 1A, "Risk Factors," in this Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Performance Graph and Comparative Stock Data appearing in our 2015 Annual Report, filed as Exhibit 13 to this Form 10-K, containing the following data relating to our common stock: total shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends, are incorporated herein by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended December 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2015	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions) *
October 1 - October 31 *	—	$—	—	$12,000
November 1 - November 30	51,903	98.26	51,903	$6,000
December 1 - December 31	—	—	—	$6,000
Total	51,903	$98.26	51,903
* The remaining authority granted by our Board of Directors to repurchase approximately 59.8 million shares of our common stock under the previously approved July 19, 2015 share repurchase program was revoked and replaced as of October 14, 2015, upon the authorization of share repurchase program discussed below.
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock. This new authorization replaces a previous program, approved on July 19, 2015. At December 31, 2015, the maximum dollar value of shares that may yet be purchased under this current program was approximately $6.0 billion. Under the July

2015 program shares were authorized to be purchased, and under the October 2015 program, shares may be purchased, on the open market, in privately negotiated transactions, under ASR programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. No shares were reacquired in transactions outside the applicable program during the quarter ended December 31, 2015.
On November 11, 2015, we entered into ASR agreements to repurchase an aggregate of $6 billion of our common stock. Under the terms of the ASR agreements, we made the aggregate payments on November 16, 2015 and received an initial delivery of approximately 51.9 million shares of our common stock, at a price of $98.26 per share, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase price are to be settled over six tranches. Upon settlement of each tranche, we may be entitled to receive additional common shares or, under certain limited circumstances, be required to deliver shares or make additional payments to the counterparties. The final settlement of the transactions under all tranches is expected to occur no later than the third quarter of 2016.

Item 6.	Selected Financial Data
The Five-Year Summary appearing in our 2015 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference. See "Notes to Consolidated Financial Statements" in our 2015 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five-Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
For information concerning market risk sensitive instruments, see discussion under the heading "Market Risk and Risk Management" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report, filed as Exhibit 13 to this Form 10-K, and under the heading "Foreign Exchange and Hedging Activity" and "Financial Instruments" in Note 1 and in Note 14, respectively, to the Consolidated Financial Statements in our 2015 Annual Report, filed as Exhibit 13 to this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The 2015 and 2014 Consolidated Balance Sheet, and other consolidated financial statements for the years ended 2015, 2014 and 2013, together with the report thereon of PricewaterhouseCoopers LLP dated February 11, 2016 in our 2015 Annual Report, filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference. The 2015 and 2014 unaudited Selected Quarterly Financial Data appearing in our 2015 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in our 2015 Annual Report.

Item 9B.	Other Information
Section 13(r)(1)(D)Disclosures
The following activities are disclosed as required by Section 13(r)(1)(D) of the Securities Exchange Act of 1934, as amended (Exchange Act):
In the Company’s Form 10-Q report for the quarterly period ended on June 30, 2015, the Company disclosed, under the heading "Other" in the "Business Overview" section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in each such report, activities as required by Section 13(r)(1)(D) of the Securities Exchange Act of 1934, as amended (Exchange Act). Such disclosures are incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2016 Annual Meeting of Shareowners titled "Election of Directors" (under the subheading "Nominees") and "Corporate Governance" (including under the subheadings "Board Committees," "Audit Committee" and "Committee on Nominations and Governance").

Executive Officers of the Registrant

The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2011	Age as of 2/11/2016

Elizabeth B. Amato	Executive Vice President & Chief Human Resources Officer, United Technologies Corporation (since August 2012)*	Senior Vice President, Human Resources and Organization, United Technologies Corporation; Vice President, Human Resources, UTC Climate, Controls & Security; Vice President, Human Resources, Carrier Corporation	59

Philippe Delpech	President, Otis Elevator (since September 2015)	Chief Operating Officer, Intercontinental Operations, UTC Building & Industrial Systems; Chief Operating Officer for UTC Climate, Controls & Security; President, EMEA, UTC Climate, Controls & Security	53

Michael R. Dumais	Senior Vice President, Strategic Planning, United Technologies Corporation (since January 2015)	President, Power, Controls & Sensing Systems, UTC Aerospace Systems; President, Hamilton Sundstrand; Vice President of Operations, Hamilton Sundstrand	49

Charles D. Gill	Executive Vice President & General Counsel, United Technologies Corporation (since 2007)*	Senior Vice President and General Counsel, United Technologies Corporation	51

David L. Gitlin	President, UTC Aerospace Systems (since January 2015)	President, Aircraft Systems, UTC Aerospace Systems; Vice President of Integration - UTC Propulsion & Aerospace Systems; President, Aerospace Customers & Business Development, Hamilton Sundstrand	46

Gregory J. Hayes	President and Chief Executive Officer, United Technologies Corporation (since November 2014)	Senior Vice President and Chief Financial Officer, United Technologies Corporation	55

Akhil Johri	Executive Vice President & Chief Financial Officer, United Technologies Corporation (since January 2015)*	Senior Vice President and Chief Financial Officer, United Technologies Corporation; Chief Financial Officer, Pall Corporation; Vice President of Finance and Chief Financial Officer of UTC Propulsion & Aerospace Systems	54

Robert F. Leduc	President, Pratt & Whitney (since January 2016)	President, Sikorsky Aircraft; Operating Partner, Advent International; President, Boeing Programs and Space, UTC Aerospace Systems	59

Robert J. McDonough	President, UTC Climate, Controls & Security (since September 2015)	Chief Operating Officer, Americas, UTC Building & Industrial Systems; Chief Operating Officer, Americas, UTC Climate, Controls & Security; President, UTC Climate, Controls & Security, Americas; President, Residential & Light Commercial Systems, Carrier Corporation	56

Neil G. Mitchill, Jr.	Corporate Vice President, Controller (since February 2015)*	Vice President, Controller, United Technologies Corporation; Vice President, Global Financial Services, United Technologies Corporation; Partner, PricewaterhouseCoopers LLP	40

David R. Whitehouse	Corporate Vice President, Treasurer, United Technologies Corporation (since April 2015)*	Vice President, Treasurer, United Technologies Corporation; Director, Capital Markets, United Technologies Corporation; Senior Vice President & Treasurer, Frontier Communications	49
*Certain officers' titles changed in November 2015 without a change in his or her responsibilities.
All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2016 Annual Meeting of Shareowners titled "Other Information" under the heading "Section 16(a) Beneficial Ownership Reporting." We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.utc.com/Governance/Ethics/Code+of+Ethics. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Committee on Nominations and Governance, Public Issues Review Committee and Committee on Compensation and Executive Development are available on our website at http://www.utc.com/Governance/Board+of+Directors. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, 10 Farm Springs Road, Investor Relations, Farmington, CT 06032.

Item 11.	Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2016 Annual Meeting of Shareowners titled "Executive Compensation," "Compensation of Directors" and "Report of Committee on Compensation and Executive Development."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections of our Proxy Statement for the 2015 Annual Meeting of Shareowners titled "Stock Ownership Information."
Equity Compensation Plan Information
The following table provides information as of December 31, 2015 concerning Common Stock issuable under UTC’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	13,196,000	(1)	$83.20	45,846,000	(2)
Equity compensation plans not approved by shareowners	—	(3)	—	—
Total	13,196,000		$83.20	45,846,000

(1)
Consists of: (i) shares of Common Stock issuable upon the exercise of outstanding stock options awarded under the United Technologies Corporation Long-Term Incentive Plan, as amended and restated on April 28, 2014(LTIP); (ii) shares of Common Stock issuable upon the exercise of outstanding Stock Appreciation Rights (SARs) awarded under the LTIP, (iii) shares of Common Stock issuable upon the vesting of outstanding deferred stock units and restricted stock units awarded under the United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated effective December 23, 2014 and (iv) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level. Under the LTIP, each SAR referred to in clause (ii) is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs as reflected in Column (a) above, we have used the NYSE closing price for a share of Common Stock on December 31, 2015 of $96.07. The amount of shares of Common Stock referred to in clause (iii) above includes 1,467,000 restricted shares and restricted share units and 2,170,000 performance share units at the target level. Up to an additional 2,170,000 shares of Common Stock could be issued if performance goals are achieved above target. The weighted average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clause (i) and (ii)

(2)
Represents the maximum number of shares of Common Stock available to be awarded under the LTIP as of December 31, 2015. Awards will result in a reduction in the number of shares of Common Stock available for delivery under the LTIP in an amount equal to 4.03 times the number of shares to which the award corresponds. Stock options and stock appreciation rights do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the LTIP on a one-for-one basis.

(3)
All awards issued under the former UTC Employee Stock Option Plan have either been exercised or have expired. Effective April 14, 2005, all equity incentive compensation awards are issued under the shareowner-approved LTIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2016 Annual Meeting of Shareowners titled "Election of Directors" (under the subheading "Nominees"), "Corporate Governance" (under the subheading "Director Independence") and "Other Information" (under the subheading "Transactions with Related Persons").

Item 14.	Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2016 Annual Meeting of Shareowners titled "Appointment of a Firm of Independent Registered Public Accountants to Serve as Independent Auditor for 2016," including the information provided in that section with regard to "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees."

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated herein by reference to the 2015 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2015:

Page Number in Form 10-K

SCHEDULE I—Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

SCHEDULE II—Valuation and Qualifying Accounts	S-II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:
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

3(ii)
Bylaws as amended and restated effective September 9, 2015, incorporated by reference to Exhibit 3.1 to UTC's Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 10, 2015.

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

10.3
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

10.4
United Technologies Corporation Deferred Compensation Plan, as amended and restated, effective January 1, 2005, incorporated by reference to Exhibit 10.5 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.5
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

10.6
United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective October 15, 2013, incorporated by reference to Exhibit 10.11 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013.

10.7
Schedule of Terms for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.12 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013.

10.8
Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.13 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013.

10.9
United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as Amended and Restated, effective as of December 23, 2014, incorporated by reference to Exhibit 10.14 to UTC's Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2014.

10.10	Retainer Payment Election Form for United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.9).*

10.11	Form of Deferred Restricted Stock Unit Award relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.9).*

10.12
United Technologies Corporation Long-Term Incentive Plan, as amended and restated effective April 28, 2014, incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on May 2, 2014, as further amended by Amendment No. 1, effective as of February 5, 2016.*

10.13	Schedule of Terms for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.12) (Rev. January 2016).*

10.14
Form of Award Agreement for restricted stock awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.12), incorporated by reference to Exhibit 10.2 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.15	Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.12) (Rev. January 2016).*

10.16
Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.12), incorporated by reference to Exhibit 10.4 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on September 20, 2005.

10.17	Schedule of Terms for performance share unit awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.12) (Rev. January 2016).*

10.18	Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.12) (Rev. January 2016).*

10.19
Form of Award Agreement for performance share unit and stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.12), incorporated by reference to Exhibit 10.1 to UTC’s Current Report on Form 8-K filed with the SEC on October 16, 2006.

10.20
United Technologies Corporation LTIP Performance Share Unit Deferral Plan, relating to the 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.12), incorporated by reference to Exhibit 10.36 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.21
United Technologies Corporation International Deferred Compensation Replacement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.35 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.22
United Technologies Corporation Company Automatic Excess Plan, effective January 1, 2010, incorporated by reference to Exhibit 10.30 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2009.

10.23
United Technologies Corporation Savings Restoration Plan, effective January 1, 2010, incorporated by reference to Exhibit 10.31 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2009.

10.24
Separation Agreement entered into as of January 16, 2015 between Louis R. Chênevert and United Technologies Corporation, incorporated by reference to Exhibit 10.34 to UTC's Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2014.

11	Statement Re: Computation of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Excerpts from UTC’s 2015 Annual Report to Shareowners for the year ended December 31, 2015.*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/Governance/Ethics/Code+of+Ethics.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of John V. Faraci, Jean-Pierre Garnier, Edward A. Kangas, Ellen J. Kullman, Marshall O. Larsen, Harold W. McGraw III, Richard B. Myers, Fredric G. Reynolds, Brian C. Rogers, H. Patrick Swygert, André Villeneuve and Christine Todd Whitman.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20151231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20151231.xsd)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20151231_cal.xml)

101.DEF	XBRL Taxonomy Definition Linkbase Document.* File name: : utx-20151231_def.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20151231_lab.xml)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20151231_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.24 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the three years ended December 31, 2015, (ii) Consolidated Statement of Comprehensive Income for the three years ended December 31, 2015, (iii) Consolidated Balance Sheet as of December 31, 2015 and 2014, (iv) Consolidated Statement of Cash Flows for the three years ended December 31, 2015, (v) Consolidated Statement of Changes in Equity for the three years ended December 31, 2015, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Corporate Vice President, Controller

Date: February 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. HAYES	Director, President and Chief Executive Officer (Principal Executive Officer)	February 11, 2016
(Gregory J. Hayes)

/s/ AKHIL JOHRI	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 11, 2016
(Akhil Johri)

/s/ NEIL G. MITCHILL, JR.	Corporate Vice President, Controller (Principal Accounting Officer)	February 11, 2016
(Neil G. Mitchill, Jr.)

/s/ JOHN V. FARACI *	Director
(John V. Faraci)

/s/ JEAN-PIERRE GARNIER*	Director
(Jean-Pierre Garnier)

/s/ EDWARD A. KANGAS *	Director
(Edward A. Kangas)

/s/ ELLEN J. KULLMAN *	Director
(Ellen J. Kullman)

/s/ MARSHALL O. LARSEN *	Director
(Marshall O. Larsen)

/s/ HAROLD W. MCGRAW III *	Director
(Harold W. McGraw III)

/s/ RICHARD B. MYERS *	Director
(Richard B. Myers)

/s/ FREDRIC G. REYNOLDS *	Director
(Fredric G. Reynolds)

/s/ BRIAN C. ROGERS *	Director
(Brian C. Rogers)

/s/ H. PATRICK SWYGERT *	Director
(H. Patrick Swygert)

/s/ ANDRÉ VILLENEUVE *	Director
(André Villeneuve)

/s/ CHRISTINE TODD WHITMAN *	Director
(Christine Todd Whitman)

*By:	/s/ CHARLES D. GILL
Charles D. Gill Executive Vice President & General Counsel, as Attorney-in-Fact

Date: February 11, 2016

SCHEDULE I
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors
of United Technologies Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 11, 2016 appearing in the 2015 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 11, 2016

S-I

SCHEDULE II
UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three years ended December 31, 2015
(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance December 31, 2012	$513
Provision charged to income	74
Doubtful accounts written off (net)	(68)
Other adjustments	19
Balance December 31, 2013	538
Provision charged to income	93
Doubtful accounts written off (net)	(91)
Other adjustments	(46)
Balance December 31, 2014	494
Provision charged to income	137
Doubtful accounts written off (net)	(59)
Other adjustments	(19)
Balance December 31, 2015	$553
Future Income Tax Benefits—Valuation allowance:
Balance December 31, 2012	$904
Additions charged to income tax expense	134
Additions charged to goodwill, due to acquisitions	12
Reductions credited to income tax expense	(52)
Other adjustments	(56)
Balance December 31, 2013	942
Additions charged to income tax expense	91
Reductions credited to income tax expense	(55)
Other adjustments [1]	(366)
Balance December 31, 2014	612
Additions charged to income tax expense	42
Additions charged to goodwill, due to acquisitions	7
Reductions credited to income tax expense	(41)
Other adjustments [1]	(29)
Balance December 31, 2015	$591

Note 1: Included in Other adjustments in the table above are adjustments to valuation allowances associated with an agreement with a state taxing authority for the monetization of tax credits.

S-II