Form 10-Q
period 2016-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2016-04-29
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
At March 31, 2016 there were 836,865,684 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2016

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2016	2015
Net Sales:
Product sales	$9,419	$9,423
Service sales	3,938	3,897
	13,357	13,320
Costs and Expenses:
Cost of products sold	7,087	6,999
Cost of services sold	2,567	2,507
Research and development	541	564
Selling, general and administrative	1,363	1,476
	11,558	11,546
Other income, net	146	408
Operating profit	1,945	2,182
Interest expense, net	223	217
Income from continuing operations before income taxes	1,722	1,965
Income tax expense	461	530
Net income from continuing operations	1,261	1,435
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	81	71
Income from continuing operations attributable to common shareowners	1,180	1,364
Discontinued operations (Note 2):
Income from operations	—	91
Gain on disposal	18	—
Income tax expense	(7)	(28)
Income from discontinued operations	11	63
Less: Noncontrolling interest in subsidiaries' earnings from discontinued operations	—	1
Income from discontinued operations attributable to common shareowners	11	62
Net income attributable to common shareowners	$1,191	$1,426
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.43	$1.53
Net income attributable to common shareowners	$1.44	$1.60
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.42	$1.51
Net income attributable to common shareowners	$1.43	$1.58
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Net income from continuing operations	$1,261	$1,435
Net income from discontinued operations	11	63
Net income	1,272	1,498
Other comprehensive income (loss), net of tax (expense) benefit:
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	39	(705)
Less: Reclassification adjustments for loss (gain) on sale of an investment in a foreign entity recognized in Other income, net	1	(2)
	40	(707)
Pension and post-retirement benefit plans
Pension and post-retirement benefit plans adjustments during the period	(25)	52
Amortization of actuarial loss, prior service cost and transition obligation	126	217
	101	269
Tax expense	(38)	(97)
	63	172
Unrealized gain on available-for-sale securities
Unrealized holding gain arising during period	69	86
Reclassification adjustments for gain included in Other income, net	(27)	(28)
	42	58
Tax expense	(19)	(22)
	23	36
Change in unrealized cash flow hedging
Unrealized cash flow hedging gain (loss) arising during period	159	(184)
Loss reclassified into Product sales	62	57
	221	(127)
Tax (expense) benefit	(59)	36
	162	(91)
Other comprehensive income (loss), net of tax	288	(590)
Comprehensive income	1,560	908
Less: Comprehensive income attributable to noncontrolling interest	(94)	(32)
Comprehensive income attributable to common shareowners	$1,466	$876
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$7,215	$7,075
Accounts receivable, net	10,899	10,653
Inventories and contracts in progress, net	8,507	8,135
Other assets, current	906	843
Total Current Assets	27,527	26,706
Customer financing assets	967	1,018
Future income tax benefits	1,905	1,961
Fixed assets	18,813	18,494
Less: Accumulated depreciation	(10,050)	(9,762)
Fixed assets, net	8,763	8,732
Goodwill	27,408	27,301
Intangible assets, net	15,719	15,603
Other assets	6,282	6,163
Total Assets	$88,571	$87,484
Liabilities and Equity
Short-term borrowings	$1,233	$926
Accounts payable	6,579	6,875
Accrued liabilities	12,581	14,638
Long-term debt currently due	130	179
Total Current Liabilities	20,523	22,618
Long-term debt	21,688	19,320
Future pension and postretirement benefit obligations	5,869	6,022
Other long-term liabilities	10,461	10,558
Total Liabilities	58,541	58,518
Commitments and contingent liabilities (Note 14)
Redeemable noncontrolling interest	127	122
Shareowners' Equity:
Common Stock	16,256	16,033
Treasury Stock	(31,082)	(30,907)
Retained earnings	50,625	49,956
Unearned ESOP shares	(102)	(105)
Accumulated other comprehensive loss	(7,344)	(7,619)
Total Shareowners' Equity	28,353	27,358
Noncontrolling interest	1,550	1,486
Total Equity	29,903	28,844
Total Liabilities and Equity	$88,571	$87,484
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Operating Activities of Continuing Operations:
Net income from continuing operations	$1,261	$1,435
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	466	458
Deferred income tax provision	134	153
Stock compensation cost	48	46
Change in:
Accounts receivable	(110)	(357)
Inventories and contracts in progress	(319)	(458)
Other current assets	(81)	5
Accounts payable and accrued liabilities	(130)	537
Global pension contributions	(75)	(45)
Canadian government settlement	(237)	—
Other operating activities, net	(162)	(128)
Net cash flows provided by operating activities of continuing operations	795	1,646
Investing Activities of Continuing Operations:
Capital expenditures	(286)	(323)
Investments in businesses	(79)	(230)
Dispositions of businesses	16	158
Decrease (increase) in customer financing assets, net	22	(14)
Increase in collaboration intangible assets	(98)	(132)
Receipts from settlements of derivative contracts	42	569
Other investing activities, net	(100)	178
Net cash flows (used in) provided by investing activities of continuing operations	(483)	206
Financing Activities of Continuing Operations:
Issuance of long-term debt, net	2,324	9
Increase in short-term borrowings, net	306	2,177
Proceeds from Common Stock issued under employee stock plans	2	24
Dividends paid on Common Stock	(509)	(553)
Repurchase of Common Stock	—	(3,000)
Other financing activities, net	(85)	(40)
Net cash flows provided by (used in) financing activities of continuing operations	2,038	(1,383)
Discontinued Operations:
Net cash used in operating activities	(2,227)	(336)
Net cash used in investing activities	—	(33)
Net cash used in financing activities	—	(1)
Net cash flows used in discontinued operations	(2,227)	(370)
Effect of foreign exchange rate changes on cash and cash equivalents	17	(53)
Net increase in cash and cash equivalents	140	46
Cash and cash equivalents, beginning of year	7,075	5,235
Cash and cash equivalents, end of period	7,215	5,281
Less: Cash and cash equivalents of businesses held for sale	—	7
Cash and cash equivalents, end of period	$7,215	$5,274
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at March 31, 2016 and for the quarters ended March 31, 2016 and 2015 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2015 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2015 (2015 Form 10-K).
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. On November 6, 2015, we completed the sale of the Sikorsky Aircraft business (Sikorsky) to Lockheed Martin Corp. Accordingly, the results of operations and the related cash flows of Sikorsky have been reclassified to Discontinued Operations in our Consolidated Statements of Operations and Cash Flows for the quarter ended March 31, 2015. See Note 2 for further discussion.
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the quarter ended March 31, 2016, our investment in business acquisitions was $79 million and consisted of a number of small acquisitions, primarily in our commercial businesses.
As a result of the 2012 transactions related to IAE International Aero Engines AG (IAE), Pratt & Whitney holds a 61% net interest in the collaboration and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 jet engine program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, we have determined that IAE is a variable interest entity with Pratt & Whitney its primary beneficiary, and IAE has, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for IAE in our Condensed Consolidated Balance Sheet as of March 31, 2016 are as follows:

(Dollars in millions)
Current assets	$2,161
Noncurrent assets	968
Total assets	$3,129

Current liabilities	$1,792
Noncurrent liabilities	1,182
Total liabilities	$2,974
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2016 were as follows:

(Dollars in millions)	Balance as of January 1, 2016	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2016
Otis	$1,566	$—	$21	$1,587
UTC Climate, Controls & Security	9,458	89	5	9,552
Pratt & Whitney	1,515	—	—	1,515
UTC Aerospace Systems	14,759	20	(28)	14,751
Total Segments	27,298	109	(2)	27,405
Eliminations and other	3	—	—	3
Total	$27,301	$109	$(2)	$27,408

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2016		December 31, 2015
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,048	$(1,371)	$1,977	$(1,307)
Patents and trademarks	367	(196)	361	(189)
IAE collaboration	3,436	(116)	3,336	(86)
Customer relationships and other	12,600	(3,136)	12,430	(2,988)
	18,451	(4,819)	18,104	(4,570)
Unamortized:
Trademarks and other	2,087	—	2,069	—
Total	$20,538	$(4,819)	$20,173	$(4,570)
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
Amortization of intangible assets was $187 million and $179 million for the quarters ended March 31, 2016 and 2015, respectively. The following is the expected amortization of intangible assets for the years 2016 through 2021, which reflects an increase in expected amortization expense due to the pattern of economic benefit on certain aerospace intangible assets.

(Dollars in millions)	Remaining 2016	2017	2018	2019	2020	2021
Amortization expense	$538	$736	$764	$759	$757	$797
Note 2: Discontinued Operations
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. Accordingly, the results of operations and the related cash flows related to Sikorsky have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the quarter ended March 31, 2015. In the quarter ended March 31, 2016, we recognized approximately $18 million of additional Gain on disposal of discontinued operations including settlement of working capital adjustments, and net cash outflows from discontinued operations of approximately $2.2 billion, primarily related to the payment of Federal taxes related to the 2015 gain realized on sale of Sikorsky.
The following summarized financial information related to Sikorsky has been segregated from continuing operations and reported as Discontinued Operations:

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Discontinued Operations:
Net sales	$—	$1,266
Cost of sales	—	1,062
Research and development	—	38
Selling, general and administrative	—	87
Other income, net	—	(12)
Income from operations	—	91
Gain on disposal	18	—
Income tax expense	(7)	(28)
Income from discontinued operations	$11	$63

Note 3: Earnings Per Share

	Quarter Ended March 31,
(Dollars in millions, except per share amounts; shares in millions)	2016	2015
Net income attributable to common shareowners:
Net income from continuing operations	$1,180	$1,364
Net income from discontinued operations	11	62
Net income attributable to common shareowners	$1,191	$1,426
Basic weighted average number of shares outstanding	825.0	890.3
Stock awards and equity units	6.2	13.9
Diluted weighted average number of shares outstanding	831.2	904.2
Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$1.43	$1.53
Net income from discontinued operations	0.01	0.07
Net income attributable to common shareowners	1.44	1.60
Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.42	$1.51
Net income from discontinued operations	0.01	0.07
Net income attributable to common shareowners	1.43	1.58
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the quarters ended March 31, 2016 and 2015, the number of stock awards excluded from the computation was approximately 16.4 million and 0.4 million, respectively.
Note 4: Inventories and Contracts in Progress

(Dollars in millions)	March 31, 2016	December 31, 2015
Raw materials	$2,218	$2,037
Work-in-process	2,639	2,422
Finished goods	3,058	3,183
Contracts in progress	8,900	8,668
	16,815	16,310
Less:
Progress payments, secured by lien, on U.S. Government contracts	(148)	(239)
Billings on contracts in progress	(8,160)	(7,936)
	$8,507	$8,135
Inventory also includes capitalized contract development costs related to certain aerospace programs at UTC Aerospace Systems. As of March 31, 2016 and December 31, 2015, these capitalized costs were $151 million and $152 million, respectively, which will be liquidated as production units are delivered to the customer.

Note 5: Borrowings and Lines of Credit

(Dollars in millions)	March 31, 2016	December 31, 2015
Commercial paper	$1,073	$727
Other borrowings	160	199
Total short-term borrowings	$1,233	$926
At March 31, 2016, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. As of March 31, 2016, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2016, our maximum commercial paper borrowing limit was $4.35 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
On February 22, 2016 we issued €950 million aggregate principal amount of 1.125% notes due 2021, €500 million aggregate principal amount of 1.875% notes due 2026 and €750 million aggregate principal amount of floating rate notes due 2018. The net proceeds from these debt issuances were used for general corporate purposes.

Long-term debt consisted of the following:

(Dollars in millions)	March 31, 2016	December 31, 2015
5.375% notes due 2017 [1]	$1,000	$1,000
1.800% notes due 2017 [1]	1,500	1,500
EURIBOR plus 0.800% floating rate notes due 2018 (€750 million principal value) [2]	837	—
1.778% junior subordinated notes due 2018	1,100	1,100
6.800% notes due 2018	99	99
6.125% notes due 2019 [1]	1,250	1,250
8.875% notes due 2019	271	271
4.500% notes due 2020 [1]	1,250	1,250
4.875% notes due 2020	171	171
1.125% notes due 2021 (€950 million principal value) [3]	1,061	—
8.750% notes due 2021	250	250
3.100% notes due 2022 [1]	2,300	2,300
1.250% notes due 2023 (€750 million principal value) [3]	837	817
1.875% notes due 2026 (€500 million principal value) [3]	558	—
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029 [1]	550	550
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.150% notes due 2045 [4]	850	850
Project financing obligations	171	191
Other (including capitalized leases)	195	306
Total principal long-term debt	21,784	19,439
Other (fair market value adjustments and discounts)	34	60
Total long-term debt	21,818	19,499
Less: current portion	130	179
Long-term debt, net of current portion	$21,688	$19,320

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

2
These notes bear interest at the three-month EURIBOR rate plus 0.800%, established quarterly. The interest rate in effect at March 31, 2016 was 0.605%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

3
We may redeem these notes, in whole or in part, at our option at any time. If redeemed earlier than three months prior to the stated maturity date, the redemption price in Euro shall equal the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on an annual basis at a rate based upon a comparable German federal government bond whose maturity is closest to the maturity of the notes plus 15-30 basis points. In addition, the notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

4
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

We have an existing universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of equity and debt securities for future issuance, subject to our internal limitations on the amount of equity and debt to be issued under this shelf registration statement. We plan to renew the shelf registration prior to its expiration on May 29, 2016.
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that over the next 12 months the amount of unrecognized tax benefits may change within a range of a net increase of $60 million to a net decrease of $460 million as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes. See Note 14, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
UTC tax years 2011 and 2012 are currently under review by the Examination Division of the Internal Revenue Service (IRS), which is expected to continue beyond the next 12 months. Goodrich Corporation tax years 2011 and 2012 through the date of acquisition by UTC are currently under review by the Examination Division of the IRS, which may be completed within the next 12 months.
Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Defined benefit plans	$75	$45
Defined contribution plans	78	96
There were no contributions to our domestic defined benefit pension plans in the quarters ended March 31, 2016 and 2015. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(Dollars in millions)	2016	2015	2016	2015
Service cost	$94	$125	$1	$1
Interest cost	302	351	8	8
Expected return on plan assets	(556)	(569)	—	—
Amortization	(8)	(3)	—	—
Recognized actuarial net loss (gain)	135	221	(1)	(1)
Net settlement and curtailment loss	12	6	—	—
Total net periodic benefit (income) cost	$(21)	$131	$8	$8

There were no curtailment losses related to discontinued operations for the quarters ended March 31, 2016 and 2015. Total net periodic benefit cost in the table above, for the quarter ended March 31, 2015, includes approximately $25 million related to, and recorded in, discontinued operations.
In 2015, we changed the approach we use to estimate the service and interest components of net periodic pension cost for our significant pension plans. Historically, we estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations. The discount rates used to measure service cost and interest cost during 2016 are 3.9% and 3.5%, respectively. The previous method would have used a discount rate for both service and interest costs of 4.1%. This change decreases the service and interest cost components of our annual net periodic pension cost by approximately $215 million for 2016. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it prospectively, effective January 1, 2016.
Note 8: Restructuring Costs
During the quarter ended March 31, 2016, we recorded net pre-tax restructuring costs totaling $62 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$15
UTC Climate, Controls & Security	28
Pratt & Whitney	5
UTC Aerospace Systems	13
Eliminations and other	1
Total	$62
Restructuring charges incurred during the quarter ended March 31, 2016 primarily relate to actions initiated during 2016 and 2015, and were recorded as follows:

(Dollars in millions)
Cost of sales	$31
Selling, general and administrative	31
Total	$62
2016 Actions. During the quarter ended March 31, 2016, we recorded net pre-tax restructuring costs totaling $28 million, including $13 million in cost of sales, and $15 million in selling, general and administrative expenses. The 2016 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.
We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2016 and 2017. No specific plans for significant other actions have been finalized at this time. All costs incurred during the quarter ended March 31, 2016 relate to severance. The following table summarizes the accrual balance and utilization for the 2016 restructuring actions:

(Dollars in millions)	Total
Net pre-tax restructuring costs	$28
Utilization and foreign exchange	(3)
Balance at March 31, 2016	$25

The following table summarizes expected, incurred and remaining costs for the 2016 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2016	Remaining Costs at March 31, 2016
Otis	$14	$(10)	$4
UTC Climate, Controls & Security	21	(13)	8
UTC Aerospace Systems	73	(5)	68
Total	$108	$(28)	$80
2015 Actions. During the quarter ended March 31, 2016, we recorded net pre-tax restructuring costs totaling $29 million for restructuring actions initiated in 2015, including $15 million in cost of sales and $14 million in selling, general and administrative expenses. The 2015 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. The following table summarizes the accrual balances and utilization by cost type for the 2015 restructuring actions:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at January 1, 2016	$183	$23	$206
Net pre-tax restructuring costs	21	8	29
Utilization and foreign exchange	(63)	(8)	(71)
Balance at March 31, 2016	$141	$23	$164
The following table summarizes expected, incurred and remaining costs for the 2015 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred in 2015	Costs Incurred Quarter Ended March 31, 2016	Remaining Costs at March 31, 2016
Otis	$54	$(35)	$(5)	$14
UTC Climate, Controls & Security	207	(83)	(14)	110
Pratt & Whitney	100	(82)	(1)	17
UTC Aerospace Systems	144	(105)	(8)	31
Eliminations and other	22	(21)	(1)	—
Total	$527	$(326)	$(29)	$172
2014 and Prior Actions. As of March 31, 2016, we have approximately $83 million of accrual balances remaining related to 2014 actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $16.2 billion and $15.6 billion at March 31, 2016 and December 31, 2015, respectively.

The following table summarizes the fair value of derivative instruments as of March 31, 2016 and December 31, 2015 which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments	$26	$4	$232	$428
Derivatives not designated as hedging instruments	70	97	79	105
As discussed in Note 5, we have issued approximately €2.95 billion of Euro-denominated debt, which qualifies as a net investment hedge against our investments in European businesses under ASC 815, Derivatives and Hedging. As of March 31, 2016, the net investment hedge is deemed to be effective as defined under ASC 815.
The amount of gains and losses related to the Company's derivative financial instruments was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Gain (loss) recorded in Accumulated other comprehensive loss	$159	$(184)
Loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	62	57
Assuming current market conditions continue, a $137 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2016, all derivative contracts accounted for as cash flow hedges will mature by November 2022.
The effect on the Condensed Consolidated Statement of Operations of foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Gain recognized in Other income, net	$15	$18
We received $42 million and $569 million from settlements of derivative contracts during the quarters ended March 31, 2016 and 2015, respectively.
Note 10: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015:

March 31, 2016 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$1,083	$1,083	$—	$—
Derivative assets	96	—	96	—
Derivative liabilities	(311)	—	(311)	—

December 31, 2015 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$951	$951	$—	$—
Derivative assets	101	—	101	—
Derivative liabilities	(533)	—	(533)	—
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of March 31, 2016, there were no significant transfers in and out of Level 1 and Level 2.

As of March 31, 2016, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$129	$122	$122	$107
Customer financing notes receivable	456	433	403	403
Short-term borrowings	(1,233)	(1,233)	(926)	(926)
Long-term debt (excluding capitalized leases)	(21,795)	(24,219)	(19,476)	(21,198)
Long-term liabilities	(429)	(428)	(458)	(419)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of March 31, 2016:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$122	$—	$122	$—
Customer financing notes receivable	433	—	433	—
Short-term borrowings	(1,233)	—	(1,073)	(160)
Long-term debt (excluding capitalized leases)	(24,219)	—	(23,961)	(258)
Long-term liabilities	(428)	—	(428)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $14.0 billion and $14.6 billion as of March 31, 2016 and December 31, 2015, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.
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
Long-term trade accounts receivable, including unbilled receivables related to long-term aftermarket contracts, are principally amounts arising from the sale of goods and delivery of services with a contractual maturity date or realization period of greater than one year, and are recognized as "Other assets" in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as "Customer financing assets" in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business related long-term receivables as of March 31, 2016 and December 31, 2015.

(Dollars in millions)	March 31, 2016	December 31, 2015
Long-term trade accounts receivable	$934	$903
Notes and leases receivable	343	451
Total long-term receivables	$1,277	$1,354
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations, to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 14% and 13% of our total long-term receivables were considered to bear high credit risk as of March 31, 2016 and December 31, 2015, respectively.

For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which includes a reserve of $18 million as of March 31, 2016 and December 31, 2015, are individually evaluated for impairment. At March 31, 2016 and December 31, 2015, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be not recoverable.
Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters ended March 31, 2016 and 2015 is provided below:

	Quarter Ended March 31,
	2016			2015
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$27,358	$1,486	$28,844	$31,213	$1,351	$32,564
Comprehensive income for the period:
Net income	1,191	81	1,272	1,426	72	1,498
Total other comprehensive income (loss)	275	13	288	(550)	(40)	(590)
Total comprehensive income for the period	1,466	94	1,560	876	32	908
Common Stock issued under employee plans	51		51	125		125
Common Stock repurchased	—		—	(3,000)		(3,000)
Dividends on Common Stock	(509)		(509)	(553)		(553)
Dividends on ESOP Common Stock	(18)		(18)	(19)		(19)
Dividends attributable to noncontrolling interest		(51)	(51)		(55)	(55)
(Purchase) sale of subsidiary shares from noncontrolling interest	—	(1)	(1)	11	14	25
Acquisition of noncontrolling interest		34	34		172	172
Disposition of noncontrolling interest		—	—		(3)	(3)
Other	5	(12)	(7)	(3)	6	3
Equity, end of period	$28,353	$1,550	$29,903	$28,650	$1,517	$30,167

On March 13, 2015, we entered into accelerated share repurchase (ASR) agreements to repurchase an aggregate of $2.65 billion of our common stock. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of 18.6 million shares of common stock, representing approximately 85% of the shares expected to be repurchased. On July 31, 2015, the shares associated with the remaining portion of the aggregate purchase were settled upon final delivery of approximately 4.2 million additional shares of common stock.
On November 11, 2015, we entered into ASR agreements to repurchase an aggregate of $6 billion of our common stock utilizing the net after-tax proceeds from the sale of Sikorsky. The ASR agreements provide for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 51.9 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase price are to be settled over six tranches. Upon settlement of each tranche, we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares or make additional payments to the counterparties, at our election.
On January 19, 2016, the shares associated with the remaining portion of the first tranche of the aggregate purchase were settled upon final delivery of approximately 2.1 million shares of common stock. The final settlement of the transactions under the remaining five tranches is expected to occur no later than the third quarter of 2016.
A summary of the changes in each component of accumulated other comprehensive income (loss), net of tax for the quarters ended March 31, 2016 and 2015 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended March 31, 2016
Balance at December 31, 2015	$(2,438)	$(5,135)	$293	$(339)	$(7,619)
Other comprehensive income (loss) before reclassifications, net	26	(17)	38	117	164
Amounts reclassified, pretax	1	126	(27)	62	162
Tax (benefit) expense reclassified	—	(46)	12	(17)	(51)
Balance at March 31, 2016	$(2,411)	$(5,072)	$316	$(177)	$(7,344)

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended March 31, 2015
Balance at December 31, 2014	$(1,051)	$(5,709)	$308	$(209)	$(6,661)
Other comprehensive (loss) income before reclassifications, net	(665)	35	54	(132)	(708)
Amounts reclassified, pretax	(2)	217	(28)	57	244
Tax (benefit) expense reclassified	—	(80)	10	(16)	(86)
Balance at March 31, 2015	$(1,718)	$(5,537)	$344	$(300)	$(7,211)
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
Changes in noncontrolling interests that do not result in a change of control, and where there is a difference between fair value and carrying value, are accounted for as equity transactions. There would be no pro-forma effect on Net income attributable to common shareowners for the quarter ended March 31, 2016 had the changes been recorded through net income. The pro-forma increase in Net income attributable to common shareowners would have been $11 million for the quarter ended March 31, 2015 had the changes been recorded through net income.
Note 13: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2015. The changes in the carrying amount of service and product warranties and product performance guarantees for the three months ended March 31, 2016 and 2015 are as follows:

(Dollars in millions)	2016	2015
Balance as of January 1	$1,212	$1,264
Warranties and performance guarantees issued	76	72
Settlements made	(62)	(68)
Other	10	(4)
Balance as of March 31	$1,236	$1,264
The amounts above exclude service and product warranties and product performance guarantees related to Sikorsky of approximately $50 million as of March 31, 2015.
Note 14: Contingent Liabilities

Summarized below are the matters previously described in Note 17 of the Notes to the Consolidated Financial Statements in our 2015 Annual Report, incorporated by reference in our 2015 Form 10-K, updated as applicable.
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. As described in Note 1 to the Consolidated Financial Statements in our 2015 Annual Report, we have accrued for the costs of environmental remediation activities and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. Additional information pertaining to environmental matters is included in Note 1 to the Consolidated Financial Statements in our 2015 Annual Report.
Government. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. Government contracting environment, we will continue to be the subject of one or more U.S. Government investigations. Such U.S. Government investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. Government contracting or of export privileges. For instance, if we or one of our business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violations of certain environmental or export laws) the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. Government could fine and debar us from new U.S. Government contracting for a period generally not to exceed three years. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. Government could void any contracts found to be tainted by fraud.
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
Legal Proceedings.
F100 Engine Litigation
As previously disclosed, the United States Government sued us in 1999 in the United States District Court for the Southern District of Ohio (District Court), claiming that Pratt & Whitney violated the civil False Claims Act and common law. The claims relate to the “Fighter Engine Competition” between Pratt & Whitney's F100 engine and General Electric's F110 engine. The government alleged that it overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial, which ended in April 2005, the government claimed Pratt & Whitney's liability to be approximately $624 million. On August 1, 2008, the trial court held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions after the alleged overstatements were made. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in its 1983 initial engine pricing proposal. In the absence of actual damages, the trial court awarded the government the maximum civil penalty of $7,090,000, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. In September 2008, both the government and UTC appealed the decision to the United States Court of Appeals for the Sixth Circuit. In November 2010, the Sixth Circuit affirmed Pratt & Whitney's liability for the civil penalty under the False Claims Act, but remanded the case to the trial court for further proceedings on the issues of False Claims Act damages and common law liability and damages.
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
We filed an appeal from the judgment to the United States Court of Appeals for the Sixth Circuit on August 26, 2013. On April 6, 2015, the Sixth Circuit reversed the trial court’s decision and vacated the prior damages award, noting that the government did not prove any damages. The court rejected as a matter of law the evidence submitted by the government on damages and remanded the case to the District Court to decide in the first instance whether the government should have another opportunity to prove that it suffered any actual damages.
On July 17, 2015, the case returned to the District Court, at which time we filed a motion for entry of judgment, seeking a judgment of zero actual damages. The government responded by filing a motion on August 28, 2015, in which it abandoned its claim for actual damages, but now seeks a judgment of approximately $85 million, representing (1) disgorgement of UTC’s alleged profits in fiscal year 1985, the first year of the multi-year engine competition, (2) prejudgment interest and (3) the approximately $7 million civil penalty.
We believe that there is no basis for the government’s new profit disgorgement claim. Accordingly, we continue not to accrue a reserve beyond the civil penalty referenced above.
Cost Accounting Standards Claim
By letter dated December 24, 2013, a Divisional Administrative Contracting Officer of the United States Defense Contract Management Agency asserted a claim and demand for payment of approximately $211 million against Pratt & Whitney. The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. On March 18, 2014, Pratt & Whitney filed an appeal to the Armed Services Board of Contract Appeals. Pratt & Whitney’s appeal is still pending and we continue to believe the government’s claim is without merit.
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $241 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $132 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed our suit, and we have appealed this decision to the German Federal Tax Court (FTC).
From 2008 to 2014, there was ongoing litigation between the German Government and another taxpayer in a case involving a German tax law relevant to our reorganization. In November 2014, the FTC ruled in favor of the German Government, and against the other taxpayer. In light of the FTC decision in the case involving the other taxpayer, we fully accrued for tax and interest in 2014. In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In the meantime, we continue vigorously to litigate our matter.
Asbestos Matters
As previously reported, like many other industrial companies, we and our subsidiaries have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of our products or business premises. While we have never manufactured asbestos and no longer incorporate it in any currently-manufactured products, certain of our historical products, like those of many other manufacturers, have contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate in any year.
Our estimated total liability to resolve all pending and unasserted potential future asbestos claims through 2059 is $376 million and is recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheet. This amount is on a pre-

tax basis, not discounted, and excludes the Company’s defense fees (which will continue to be expensed by the Company as they are incurred).
In addition, the Company has recorded a $106 million insurance recovery receivable for probable asbestos related recoveries. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims and considered the amount of insurance available, allocation methodologies, solvency ratings, creditworthiness, and the contractual terms with each insurer.
The amounts recorded by UTC for asbestos-related claims are based on currently available information and assumptions that we believe are reasonable. Our actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions. Key variables in these assumptions include the number and type of new claims to be filed each year, the average cost of resolution of each new claim, the resolution of coverage issues with other excess insurance carriers with whom we have not yet achieved settlements, and the solvency risk with respect to our insurance carriers. Other factors that may affect our future liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.
Other.
As described in Note 16 to the Consolidated Financial Statements in our 2015 Annual Report, we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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
In the ordinary course of business, the Company and its subsidiaries are also routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries and could result in fines, penalties, compensatory or treble damages or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
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
As discussed in Note 2, on November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. Amounts reported for 2015 in the table below exclude amounts attributable to Sikorsky, which have been reclassified to Discontinued Operations in the accompanying Condensed Consolidated Statement of Operations.

Results for the quarters ended March 31, 2016 and 2015 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Otis	$2,715	$2,745	$466	$527	17.2%	19.2%
UTC Climate, Controls & Security	3,728	3,852	606	729	16.3%	18.9%
Pratt & Whitney	3,588	3,332	410	419	11.4%	12.6%
UTC Aerospace Systems	3,505	3,548	538	569	15.3%	16.0%
Total segments	13,536	13,477	2,020	2,244	14.9%	16.7%
Eliminations and other	(179)	(157)	16	48
General corporate expenses	—	—	(91)	(110)
Consolidated	$13,357	$13,320	$1,945	$2,182	14.6%	16.4%

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.
Note 16: Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers." In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)." The ASU clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing," which clarifies the guidance surrounding licensing arrangements and the identification of performance obligations. On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which delays the effective date of ASU 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods; (i) a full retrospective adoption reflecting the application of the standard in each prior reporting period, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized through retained earnings at the date of adoption. Early adoption is permitted for reporting periods beginning after December 15, 2016. We are in the process of evaluating the potential revenue implications of the standard change, which may result in changes to our revenue recognition practices; the elimination of the units-of-delivery method for certain U.S. Government programs; and the elimination of the completed contract method of accounting.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Upon adoption, investments that do not result in consolidation and are not accounted for under the equity method generally must be carried at fair value, with changes in fair value recognized in net income. The provisions of this ASU are effective for years beginning after December 15, 2017. We are currently evaluating the impact of this ASU.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Under the amendments of this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. The provisions of this ASU are effective for years beginning after December 15, 2018. We are currently evaluating the impact of this ASU.
In March 2016, the FASB issued ASU 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." This ASU eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained. In addition, the ASU requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The provisions of this ASU are effective for years beginning after December 15, 2016. We are currently evaluating the impact of this ASU.
In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for years beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact of this ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2016 and 2015, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 29, 2016, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of March 31, 2016 and the related condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three-month period ended March 31, 2016 and 2015 and the condensed consolidated statement of cash flows for the three-month period ended March 31, 2016 and 2015. This interim financial information is the responsibility of the Corporation’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, of comprehensive income, of cash flows, and of changes in equity for the year then ended (not presented herein), and in our report dated February 11, 2016, which included a paragraph that described the change in classification and presentation of debt issuance costs and deferred income taxes, and the leveling classification of pension assets in 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
April 29, 2016

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations for the periods presented herein are classified into four principal business segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, and UTC Aerospace Systems. Otis and UTC Climate, Controls & Security are referred to as the "commercial businesses," while Pratt & Whitney, and UTC Aerospace Systems are referred to as the "aerospace businesses." On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. for $9,083 million in cash, subject to customary post-closing working capital and net debt adjustments. The results of operations and the related cash flows of Sikorsky have been reclassified to Discontinued Operations in our Consolidated Statements of Operations and Cash Flows for all periods presented.
The current status of significant factors affecting our business environment in 2016 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report, which is incorporated by reference in our 2015 Form 10-K.
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
The global economy continues to expand in 2016 with world gross domestic product (GDP) growth projected to reach approximately 2.6% reflecting modest growth in the U.S. and Western Europe and a slowing but still growing China economy. U.S. GDP growth is forecasted to be 2.1%, reflecting a mixed outlook with an improving housing market and growth in new jobs, tempered by slower wage growth and slightly declining retail sales. Although emerging markets have historically led global growth relative to advanced and developing countries, slowing growth rates in China and contraction in Russia and Brazil have tempered growth expectations for emerging markets in 2016 to approximately 3.9%.
Our military businesses sales are affected by U.S. Department of Defense budget and spending levels. Total sales to the U.S. Government were $1.4 billion and $1.3 billion, or 10% of total UTC sales, in the quarters ended March 31, 2016 and 2015, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has and is expected to contribute positively to our results in 2016.
Discontinued Operations
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. for $9,083 million in cash, subject to customary post-closing working capital and net debt adjustments. As noted above, the results of operations and the related cash flows of Sikorsky have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Operations, Comprehensive Income and Cash Flows for all periods presented. Proceeds from the sale were used to fund $6.0 billion of share repurchases through accelerated share repurchase (ASR) agreements entered into on November 11, 2015. We expect to make $2.5 billion of tax payments in 2016 related to the gain on the sale of Sikorsky, including $2.2 billion of tax payments which were made during the quarter ended March 31, 2016, subject to resolution of outstanding matters with taxing authorities.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the quarter ended March 31, 2016, our investment in business acquisitions was approximately $79 million, which includes a number of small acquisitions primarily in our commercial businesses. We expect cash investment in acquisitions to be between $1 billion and $2 billion in 2016. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.

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
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of end market demand in construction, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2016. See Part I, Item 1A, "Risk Factors" in our 2015 Form 10-K for further discussion.
UTC Aerospace Systems has determined that Goodrich Actuation Systems SAS, a UTC Aerospace Systems company in France, engaged in activities enumerated in Sections 13(r)(1)(D)(i) and (iii) of the Securities and Exchange Act (15 U.S.C. Section 78(m)(r)) during the period required for reporting. Specifically, Goodrich Actuation Systems SAS sent documents containing general service information about components on older commercial aircraft by electronic mail to a distribution list provided by aircraft manufacturers. The list included operators Iran Aseman Airlines, Mahan Air, and Meraj Airlines based in Iran. UTC Aerospace Systems understands that Iran Aseman Airlines is owned or controlled by the Government of Iran and that the U.S. Department of the Treasury's Office of Foreign Assets Control (OFAC) has blocked the property and interests in property of Mahan Air and Meraj Air pursuant to Executive Order No. 13224. UTC Aerospace Systems did not identify any revenues or profits attributable to the distribution of these documents. UTC Aerospace Systems has instructed Goodrich Actuation Systems not to send any additional information or participate in any further communications with entities in embargoed countries and OFAC specially designated parties. UTC Aerospace Systems has filed the relevant disclosure with OFAC.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2015 Annual Report, incorporated by reference in our 2015 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2016.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Net Sales	$13,357	$13,320
The factors contributing to the total percentage change year-over-year in total net sales for the quarter ended March 31, 2016 are as follows:

Quarter Ended March 31, 2016
Organic change	2%
Foreign currency translation	(2)%
Total % Change	—
During the quarter ended March 31, 2016, organic sales growth at Pratt & Whitney (8%) and Otis (3%) was partially offset by declines at UTC Climate, Controls & Security (1%) and UTC Aerospace Systems (1%). The organic sales growth at Pratt & Whitney was driven by higher commercial aftermarket sales and higher military engine sales. The organic sales growth at Otis was driven by higher new equipment sales in North America and Asia outside of China, and service sales growth in the Americas and Asia. The decline in sales at UTC Climate, Controls & Security was primarily driven by lower sales in the global fire products and commercial refrigeration businesses, while the decline in sales at UTC Aerospace Systems was primarily due to lower military OEM sales volume.
Cost of Products and Services Sold

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Cost of products sold	$7,087	$6,999
Percentage of product sales	75.2%	74.3%
Cost of services sold	$2,567	$2,507
Percentage of service sales	65.2%	64.3%
Total cost of products and services sold	$9,654	$9,506
The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2016 in total cost of products and services sold are as follows:

Quarter Ended March 31, 2016
Organic change	3%
Foreign currency translation	(1)%
Total % Change	2%
The organic increase in total cost of products and services sold in the quarter ended March 31, 2016 was driven by the organic sales increase noted above, as well as a higher proportion of OEM sales mix and the related negative engine margin in 2016 relative to 2015, within Pratt & Whitney. Foreign exchange fluctuations provided a benefit through lower cost of sales of approximately 2% driven by Otis and UTC Climate, Controls & Security.
Gross Margin

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Gross margin	$3,703	$3,814
Percentage of net sales	27.7%	28.6%
The 90 basis point decline in gross margin as a percentage of sales for the quarter ended March 31, 2016 was driven by lower gross margin at UTC Aerospace Systems (40 basis points) driven by unfavorable mix in commercial OEM sales, lower gross margin at Pratt & Whitney (40 basis points) driven by an increase in negative engine margin, and lower gross margin at Otis (30 basis points) driven by pricing pressure. These declines were offset by higher gross margin at UTC Climate, Controls & Security (20 basis points) primarily driven by lower commodities cost.
Research and Development

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Company-funded	$541	$564
Percentage of net sales	4.1%	4.2%
Customer-funded	$356	$405
Percentage of net sales	2.7%	3.0%
Research and development spending is subject to the variable nature of program development schedules, and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year decrease in company-funded research and development (4%) for the quarter ended March 31, 2016 is primarily driven by lower research and development within UTC Aerospace Systems related to several commercial aerospace programs (5%), partially offset by higher spending at Pratt & Whitney (1%), related to several commercial engine programs. Customer-funded research and development declined 12%, primarily at Pratt & Whitney (12%), due principally to lower spending on U.S. Government programs.

We expect company-funded research and development for the full year 2016 to decline up to $25 million from 2015 levels.
Selling, General and Administrative

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Selling, general and administrative expenses	$1,363	$1,476
Percentage of net sales	10.2%	11.1%
Selling, general and administrative expenses declined 8% in the quarter ended March 31, 2016 due to lower pension costs (6%), lower restructuring costs (3%), and the benefit of foreign exchange (2%), partially offset by higher selling, general and administrative expenses at Otis (2%), primarily driven by higher labor costs.
Other Income, Net

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Other income, net	$146	$408
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses as well as other ongoing and nonrecurring items. The year-over-year decrease in other income, net (64%) in the quarter ended March 31, 2016 reflects the absence of: a gain on the remeasurement to fair value of previously held equity interests in UTC Climate, Controls & Security joint venture investments (38%); a gain on a UTC Climate, Controls & Security property sale (2%); and a benefit from a favorable contract termination at Pratt & Whitney (9%). The remaining change is primarily due to normal recurring operational activity.
Interest Expense, Net

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Interest expense	$241	$239
Interest income	(18)	(22)
Interest expense, net	$223	$217
Average interest expense rate	4.2%	4.3%
The increase in interest expense during in the quarter ended March 31, 2016 relative to the prior year is due to additional interest expense on non-U.S. long term debt ($10 million), which we issued in May, 2015 and in February, 2016, partially offset by lower average outstanding U.S. long-term debt balances and related interest expense ($7 million).
Income Taxes

	Quarter Ended March 31,
	2016	2015
Effective tax rate	26.8%	27.0%
The decrease in the effective tax rate for the quarter ended March 31, 2016 is primarily due to the impact of a lower annualized effective tax rate for 2016 and reflects the absence of the 2015 non-taxable gain recognized on the re-measurement to fair value of a previously held equity interest in a UTC Climate, Controls & Security joint venture.
We estimate our full year continuing operations annual effective income tax rate to be approximately 28%, excluding restructuring and nonrecurring items.

Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2016	2015
Net income from continuing operations attributable to common shareowners	$1,180	$1,364
Diluted earnings per share from continuing operations	$1.42	$1.51
Net income from continuing operations attributable to common shareowners for the quarter ended March 31, 2016 includes restructuring charges, net of tax benefit, of $42 million. The effect of restructuring charges on diluted earnings per share for the quarter ended March 31, 2016 was $0.05 per share while the effect of foreign currency translation and hedging generated an unfavorable effect of $0.01 per diluted share.
Net Income from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2016	2015
Net income from discontinued operations attributable to common shareowners	$11	$62
Diluted earnings per share from discontinued operations	$0.01	$0.07
Net income from discontinued operations attributable to common shareowners for the quarter ended March 31, 2016 reflects the final purchase price adjustment for the sale of Sikorsky, which was completed in 2015. Net income from discontinued operations attributable to common shareowners for the quarter ended March 31, 2015 reflects income from Sikorsky's operations of $91 million, and tax expense of $28 million.
Restructuring Costs

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Restructuring costs	$62	$93
Restructuring actions are an essential component of our operating margin improvement efforts and relate to both existing operations and those recently acquired. Charges generally arise from severance related to workforce reductions and facility exit and lease termination costs associated with the consolidation of field and manufacturing operations. We expect to incur restructuring costs within continuing operations in 2016 of approximately $500 million, including trailing costs related to prior actions associated with our continuing cost reduction efforts and the integration of acquisitions. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.
As described below, the charges incurred in the quarter ended March 31, 2016 primarily relate to actions initiated during 2016 and 2015, while the charges incurred in the quarter ended March 31, 2015 primarily relate to actions initiated during 2015 and 2014.
2016 Actions. During the quarter ended March 31, 2016, we recorded net pre-tax restructuring charges of $28 million relating to ongoing cost reduction actions initiated in 2016. We are targeting to complete in 2016 and 2017 the majority of the remaining workforce and facility related cost reduction actions initiated in 2016. Approximately 95% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2016, we had cash outflows of approximately $2 million related to the 2016 actions. We expect to incur additional restructuring charges of $80 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $60 million annually.
2015 Actions. During the three months ended March 31, 2016 and 2015, we recorded net pre-tax restructuring charges of $29 million and $64 million, respectively, for actions initiated in 2015. We are targeting to complete in 2016 the majority of the remaining workforce and facility related cost reduction actions initiated in 2015. Approximately 75% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2016, we had cash outflows of approximately $69 million related to the 2015 actions. We expect to incur additional restructuring charges of $172 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $440 million annually, of which, approximately $57 million was realized during the quarter ended March 31, 2016.

For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. We have previously reported the results of Sikorsky within our Aerospace Businesses as a separate reporting segment, but have reclassified Sikorsky's results to discontinued operations for all periods presented, as noted in the “Discontinued Operations” section of our Business Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2016 and 2015 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
At constant currency and excluding the effect of acquisitions and divestitures, UTC Climate, Controls & Security equipment orders declined (8%) driven by the Transport Refrigeration business (4%), fire and security (2%) and commercial HVAC (2%). Within the Otis segment, new equipment orders increased (1%) in the quarter ended March 31, 2016 with continued strong order growth in North America (5%) and Asia outside of China (2%), offset by declines in orders in Europe and the Middle East (4%) and China (3%).
Summary performance for each of the commercial businesses for the quarters ended March 31, 2016 and 2015 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Net Sales	$2,715	$2,745	(1)%	$3,728	$3,852	(3)%
Cost of Sales	1,862	1,840	1%	2,601	2,713	(4)%
	853	905	(6)%	1,127	1,139	(1)%
Operating Expenses and Other	387	378	2%	521	410	27%
Operating Profits	$466	$527	(12)%	$606	$729	(17)%

Operating Profit Margins	17.2%	19.2%	16.3%	18.9%

Otis –
Quarter Ended March 31, 2016 Compared with Quarter Ended March 31, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	(5)%	1%	—	—
Cost of Sales	5%	(5)%	—	—	1%
Operating Profits	(5)%	(5)%	—	(2)%	—
Organic sales increased 3% primarily due to higher new equipment sales (2%), with growth in North America (2%) and Asia outside of China (1%), partially offset by a decline in China (1%). Service sales growth in the Americas (1%) and Asia (1%) was partially offset by a decline in Europe.
The decrease in operational profit (5%) reflects unfavorable price and mix (6%) primarily in Europe and China, and increased investment in infrastructure (2%), partially offset by volume increases (3%) primarily driven by the Americas.

UTC Climate, Controls & Security –
Quarter Ended March 31, 2016 Compared with Quarter Ended March 31, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	(3)%	1%	—	—
Cost of Sales	(2)%	(3)%	1%	—	—
Operating Profits	4%	(2)%	(1)%	(1)%	(17)%
Organic sales decreased by 1% primarily driven by a decline in global fire product sales (1%) as the prior year benefited from fire extinguisher legislative changes in France and Canada. Current year weaknesses in petroleum, oil and gas markets, and a decline in the refrigeration business (1%) due to lower Container volume, which was up sharply in 2015, further impacted organic sales. These organic sales decreases were partly offset by North America HVAC sales growth (1%).
The operational profit increase (4%) was driven by lower commodities cost (5%), and the benefits of cost productivity and previous restructuring actions (4%).  These operational profit increases were partly offset by unfavorable volume and pricing (combined 3%). The remaining offset was primarily driven by lower joint venture income. The decrease in "Other" (17%) is driven by a prior year gain resulting from a fair value adjustment related to the acquisition of a controlling interest in a joint venture investment (17%). "Other" also includes current year gains related to the acquisition of a controlling interest in a joint venture investment in the Middle East and from the sale of an investment in Australia (combined 5%), which were offset by a prior year gain from an acquisition of a controlling interest in another joint venture investment and a prior year gain on a property sale.

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
We continue to see growth in a strong commercial airline industry which is benefiting from traffic growth and lower fuel costs. Airline traffic, as measured by RPMs, grew 8% in the first two months of 2016, while jet fuel costs have declined approximately 39% relative to prices one year ago in all geographic regions.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMPs). FMPs are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMPs in lieu of transactional spare part sales as new engines enter our customers' fleets on FMPs and legacy fleets are retired. In 2016, as compared with 2015, commercial aerospace aftermarket sales increased 19% at Pratt & Whitney and 1% at UTC Aerospace Systems.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB ASC. The net effect of significant changes in aerospace contract estimates did not impact operating profit in the quarter ended March 31, 2016. Operating profit in the quarter ended March 31, 2015 included significant net favorable changes in aerospace contract estimates of $61 million, primarily representing favorable contract adjustments recorded at Pratt & Whitney.
As previously disclosed, Pratt & Whitney's PurePower PW1500G engine models have been selected by Bombardier to power the new CSeries passenger aircraft, which is scheduled to enter service in 2016. There have been multi-year delays in the development of the CSeries aircraft. Notwithstanding these delays, Bombardier reports that they have received over 300 orders for the aircraft including the recently announced Delta Airlines, Inc. order, and has certified the initial aircraft model and will close the certification process for all aircraft models in 2016.  We have made various investments in support of the production and delivery of our PW1500G engines and systems for the CSeries program, which we currently expect to recover through future deliveries of PW1500G powered CSeries aircraft. We will continue to monitor the progress of the program and our ability to recover our investments.
Summary performance for each of the aerospace businesses for the quarters ended March 31, 2016 and 2015 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Net Sales	$3,588	$3,332	8%	$3,505	$3,548	(1)%
Cost of Sales	2,795	2,564	9%	2,571	2,551	1%
	793	768	3%	934	997	(6)%
Operating Expenses & Other	383	349	10%	396	428	(7)%
Operating Profits	$410	$419	(2)%	$538	$569	(5)%

Operating Profit Margins	11.4%	12.6%	15.3%	16.0%

Pratt & Whitney –
Quarter Ended March 31, 2016 Compared with Quarter Ended March 31, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	8%	—	—	—	—
Cost of Sales	10%	(1)%	—	—	—
Operating Profits	(7)%	4%	—	2%	(1)%
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
The organic sales increase (8%) primarily reflects higher commercial aftermarket sales (9%) and higher military engine sales (3%), partially offset by lower commercial engine sales (4%).
Pratt & Whitney's operating profit includes lower pension cost and restructuring savings across its business. The operational profit decrease (7%) was primarily due to higher negative engine margin due to unfavorable mix within the Large Commercial Engine business, and lower engine volume partially offset by favorable mix at Pratt & Whitney Canada (13%), a decline in the amount of favorable contract performance adjustments within the military aftermarket business (5%), and unfavorable military engine mix (4%). The absence of a prior year favorable contract termination benefit at Pratt & Whitney Canada was partially offset by the benefit of a favorable contract settlement at Pratt & Whitney Canada in the current year (1%). These decreases were partially offset by higher commercial aftermarket profits despite unfavorable contract performance adjustments (14%), and the favorable net impact of prior year amendments to research and development support arrangements at Pratt & Whitney Canada (3%).

UTC Aerospace Systems –
Quarter Ended March 31, 2016 Compared with Quarter Ended March 31, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	—	—	—	—
Cost of Sales	2%	(1)%	—	—	—
Operating Profits	(12)%	2%	—	7%	(2)%
The organic sales decrease (1%) primarily reflects lower military OEM sales volume (2%), partially offset by an increase in commercial aerospace OEM sales volume (1%).
The organic decrease in operational profit (12%) reflects lower commercial aerospace OEM and commercial aftermarket profit contribution (11%) primarily due to adverse mix, lower military OEM profit contribution (6%) driven by lower sales volumes and adverse mix, the absence of the favorable impact of prior year customer contract negotiations and other settlements (6%), and lower income from licensing agreements (3%), partially offset by lower pension costs (7%), lower research and development costs (5%), and lower selling, general and administrative expenses (2%).

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended March 31,		Quarter Ended March 31,
(Dollars in millions)	2016	2015	2016	2015
Eliminations and other	$(179)	$(157)	$16	$48
General corporate expenses	—	—	(91)	(110)

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year increase in the amount of sales eliminations for the quarter ended March 31, 2016, as compared with the same period of 2015, reflects an increase in the amount of inter-segment sales eliminations, principally between our aerospace businesses. The year-over-year decline in operating profit for the quarter ended March 31, 2016, as compared with the same period of 2015, reflects a decrease in royalty income in 2016. The year-over-year decline in general corporate expenses for the quarter ended March 31, 2016, as compared with the same period in 2015, reflects lower salaries and wages expense.
LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	March 31, 2016	December 31, 2015	March 31, 2015
Cash and cash equivalents	$7,215	$7,075	$5,274
Total debt	23,051	20,425	21,981
Net debt (total debt less cash and cash equivalents)	15,836	13,350	16,707
Total equity	29,903	28,844	30,167
Total capitalization (debt plus equity)	52,954	49,269	52,148
Net capitalization (debt plus equity less cash and cash equivalents)	45,739	42,194	46,874

Debt to total capitalization	44%	41%	42%
Net debt to net capitalization	35%	32%	36%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows of continuing operations, which, after netting out capital expenditures, we generally target to approximate net income from continuing operations attributable to common shareowners. For 2016, we expect this to approximate 90% to 100% of net income from continuing operations attributable to common shareowners. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
Our domestic pension funds experienced a positive return on assets of 2.47% during the first three months of 2016. Approximately 88% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (12%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the impact of higher discount rates for pension obligations, a change in the manner of estimating discount rates for service cost and interest cost and the continued recognition of prior pension investment gains, partially offset by a reduction in the expected return on plan assets and 2015 actual returns on plan assets, will result in decreased pension expense in 2016 of approximately $500 million as compared to 2015, including a $215 million decrease in 2016 pension expense as a result of the change in approach to estimating the service and interest components of net periodic pension cost for our significant pension plans, as more fully discussed in Note 7.
Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization increased to 44% at March 31, 2016, primarily reflecting additional borrowings in 2015 and 2016 to fund share repurchases. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
On February 22, 2016 we issued €950 million aggregate principal amount of 1.125% notes due 2021, €500 million aggregate principal amount of 1.875% notes due 2026 and €750 million aggregate principal amount of floating rate notes due 2018. The net proceeds from these debt issuances were used for general corporate purposes.
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
At March 31, 2016, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. As of March 31, 2016, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2016, our maximum commercial paper borrowing limit was $4.35 billion.
On March 13, 2015, we entered into ASR agreements to repurchase an aggregate of $2.65 billion of our common stock, which was largely funded by our commercial paper borrowings. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 18.6 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. On July 31, 2015, the shares associated with the remaining portion of the aggregate purchase were settled upon final delivery of approximately 4.2 million additional shares of common stock.
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. for approximately $9,083 million in cash, subject to customary post-closing working capital and net debt adjustments. In connection with the sale of Sikorsky, we expect to make tax payments of approximately $2.5 billion in 2016, including approximately $2.2 billion of tax payments made during the quarter ended March 31, 2016, subject to resolution of outstanding matters with taxing authorities.

On November 11, 2015, we entered into ASR agreements to repurchase an aggregate of $6 billion of our common stock utilizing the net after-tax proceeds from the sale of Sikorsky. The ASR agreements provide for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 51.9 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase price are to be settled over six tranches. Upon settlement of each tranche, we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares or make additional payments to the counterparties, at our election.
On January 19, 2016, the shares associated with the remaining portion of the first tranche of the aggregate purchase were settled upon final delivery of approximately 2.1 million shares of common stock. The final settlement of the transactions under the remaining five tranches is expected to occur no later than the third quarter of 2016.
At March 31, 2016, approximately 89% of our cash was held by UTC's foreign subsidiaries, due to our extensive international operations. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations. In the quarter ended December 31, 2015, we recognized an income tax provision of approximately $274 million related to the intended repatriation of foreign cash, the majority of which was from 2015 earnings of certain international subsidiaries. With few other exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
We continue to be involved in litigation with the German Tax Office in the German Tax Court with respect to certain tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. We made tax and interest payments of approximately $300 million during 2015, including approximately $22 million paid during the quarter ended March 31, 2015, to avoid additional interest accruals while we continue to litigate this matter. We do not expect to make significant additional tax or interest payments pending final resolution of this matter. See Note 14 to the Condensed Consolidated Financial Statements for a further discussion of this German tax litigation.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2016 and December 31, 2015, the amount of such restricted cash was approximately $31 million and $45 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities of Continuing Operations

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Net cash flows provided by operating activities of continuing operations	$795	$1,646
Cash generated from operating activities of continuing operations in the quarter ended March 31, 2016 was approximately $851 million lower than the same period in 2015, driven by lower net income and noncash deferred income tax provision, stock compensation cost and depreciation and amortization charges of approximately $183 million, an increase in cash outflows for working capital of approximately $367 million in the quarter ended March 31, 2016 over the prior year period, and the first of four annual payments of approximately $327 million Canadian (approximately $237 million) under the 2015 agreement with federal and provincial Canadian government agencies resulting from amendments to research and development support arrangements previously entered into.
In the quarter ended March 31, 2016, inventories increased primarily in our aerospace businesses, supporting an increase in customers' platform deliveries and related aftermarket demand. Accounts receivable similarly increased in our aerospace businesses, partially offset by reductions at UTC Climate, Controls & Security, primarily in its fire and security, refrigeration and international businesses. Factoring activity in the quarter ended March 31, 2016 was consistent with the prior year, excluding customer-funded factoring at Pratt & Whitney related to certain extensions of contractual payment terms. Reductions in accounts payable and accrued liabilities across all businesses were partially offset by increased customer advances and deferred revenues, primarily at Pratt &Whitney and Otis.

For the quarter ended March 31, 2015, cash outflows for working capital were primarily driven by increases in inventories and accounts receivable, partially offset by increases in accounts payable and accrued liabilities. Inventories increased at UTC Climate, Controls & Security, supporting contractual deliveries, and at Pratt & Whitney and UTC Aerospace Systems supporting customers' platform deliveries and expected related aftermarket demand. Accounts receivable increased across all of our business segments, partially offset by approximately $285 million of incremental factoring activity in the quarter ended March 31, 2015, primarily at Pratt & Whitney and UTC Climate, Controls & Security. The increase in accounts receivable in our commercial businesses was largely driven by seasonal service billings and project completions, while the increases in our aerospace businesses were largely driven by the timing of billings under aftermarket flight hour agreements and development contracts, as well as the timing of commercial aerospace product deliveries. Increases in accounts payable and accrued liabilities primarily relate to the timing of U.S. federal and foreign tax payments and refunds.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the three months ended March 31, 2016 and 2015 were $75 million and $45 million, respectively. Although our domestic pension plans are approximately 85% funded on a projected benefit obligation basis as of March 31, 2016, and we are not required to make additional contributions through the end of 2020, we may elect to make discretionary contributions in 2016. We expect to make total cash contributions of approximately $175 million to our global defined benefit pension plans in 2016. Contributions to our global defined benefit pension plans in 2016 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Net cash flows (used in) provided by investing activities of continuing operations	$(483)	$206
Cash flows used in investing activities of continuing operations for the quarter ended March 31, 2016 primarily reflect capital expenditures of approximately $286 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $172 million. Cash flows provided by investing activities of continuing operations for the quarter ended March 31, 2015 primarily reflect net cash receipts of approximately $569 million from the settlement of derivative instruments and $158 million from business dispositions, partially offset by capital expenditures of approximately $323 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $235 million.
During the quarter ended March 31, 2016, we increased our collaboration intangible assets by approximately $98 million, of which $82 million represented payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the quarter ended March 31, 2016 primarily relate to investments in new programs at Pratt & Whitney and UTC Aerospace Systems.
Cash investments in businesses in the quarter ended March 31, 2016 were approximately $79 million, and consisted of a number of small acquisitions, primarily in our commercial businesses. We expect total cash investments for acquisitions in 2016 to be approximately $1 billion to $2 billion, including acquisitions completed during the quarter ended March 31, 2016. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. During the three months ended March 31, 2016 and 2015, we had net cash receipts of approximately $42 million and $569 million, respectively, from the settlement of these derivative instruments.
Customer financing activities were a net source of cash of $22 million for the quarter ended March 31, 2016 and a net use of cash of $14 million for the quarter ended March 31, 2015. While we expect that 2016 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $14.0 billion at March 31, 2016 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.9 billion may be required to be disbursed during the remainder of 2016. We had commercial aerospace financing and other contractual commitments of approximately $14.6 billion at December 31, 2015.
Cash Flow - Financing Activities of Continuing Operations

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Net cash flows provided by (used in) financing activities of continuing operations	$2,038	$(1,383)
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt, including approximately $2.3 billion of net debt issuances in the quarter ended March 31, 2016. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $1.1 billion of outstanding commercial paper at March 31, 2016.
At March 31, 2016, management had remaining authority to repurchase approximately $6 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Other than the transactions under the ASR agreements discussed above, we did not repurchase any shares of our common stock during the quarter ended March 31, 2016. During the quarter ended March 31, 2015, we repurchased approximately 3 million shares of our common stock for approximately $350 million, in addition to the shares repurchased under the $2.65 billion ASR discussed above. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on common stock of $0.64 per share totaling approximately $509 million in the aggregate for the quarter ended March 31, 2016. On April 25, 2016, the Board of Directors declared a dividend of $0.66 per share payable June 10, 2015 to shareowners of record at the close of business on May 20, 2016.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement. We plan to renew the shelf registration prior to its expiration on May 29, 2016.
Cash Flow - Discontinued Operations

	Quarter Ended March 31,
(Dollars in millions)	2016	2015
Net cash flows used in discontinued operations	$(2,227)	$(370)
Cash flows used in discontinued operations primarily represent cash flows related to Sikorsky. For the quarter ended March 31, 2016, cash flows used in operating activities of discontinued operations primarily reflect the payment of taxes associated with the net gain realized on the sale of Sikorsky to Lockheed Martin Corp. in November 2015. For the quarter ended March 31, 2015, the net cash flows used in discontinued operations were driven by liquidation of customer advances and an increase in accounts receivable related to certain development programs at Sikorsky.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2015 Annual Report, incorporated by reference in our 2015 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of March 31, 2016, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2016. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2015 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Consolidated Financial Statements" under the heading "Note 14: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and in our 2015 Annual Report. Additional important information as to these factors is included in our 2015 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters" and in our 2015 Form 10-K in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole." The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 14, Contingent Liabilities, for discussion regarding legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2015 Form 10-K.

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended March 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2016	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions) *
January 1 - January 31	2,078	$—	2,078	$6,000
February 1 - February 29	—	—	—	$6,000
March 1 - March 31	—	—	—	$6,000
Total	2,078	$—	2,078
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. On November 11, 2015, we entered into ASR agreements to repurchase an aggregate of $6 billion of our common stock utilizing the net after-tax proceeds from the sale of Sikorsky. The ASR agreements provide for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 51.9 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase price are to be settled over six tranches. Upon settlement of each tranche, we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares or make additional payments to the counterparties, at our election.

On January 19, 2016, the shares associated with the remaining portion of the first tranche of the aggregate purchase were settled upon final delivery of approximately 2.1 million shares of common stock at an average price of $93.21. The final settlement of the transactions under the remaining five tranches is expected to occur no later than the third quarter of 2016.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20160331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20160331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20160331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20160331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20160331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20160331_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	April 29, 2016	by:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 29, 2016	by:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Corporate Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20160331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20160331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20160331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20160331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20160331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20160331_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.