Form 10-Q
period 2016-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2016-07-29
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
At June 30, 2016 there were 836,926,949 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2016

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015
Net Sales:
Product sales	$10,634	$10,660
Service sales	4,240	4,030
	14,874	14,690
Costs and Expenses:
Cost of products sold	7,933	7,839
Cost of services sold	2,808	2,633
Research and development	588	558
Selling, general and administrative	1,451	1,426
	12,780	12,456
Other income, net	243	181
Operating profit	2,337	2,415
Interest expense, net	225	217
Income from continuing operations before income taxes	2,112	2,198
Income tax expense	593	626
Net income from continuing operations	1,519	1,572
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	99	111
Income from continuing operations attributable to common shareowners	1,420	1,461
Discontinued operations (Note 2):
Income from operations	1	166
Loss on disposal	(3)	(28)
Income tax expense	(45)	(58)
(Loss) income from discontinued operations	(47)	80
Less: Noncontrolling interest in subsidiaries' earnings from discontinued operations	—	(1)
(Loss) income from discontinued operations attributable to common shareowners	(47)	81
Net income attributable to common shareowners	$1,373	$1,542
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.72	$1.67
Net income attributable to common shareowners	$1.66	$1.76
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.71	$1.64
Net income attributable to common shareowners	$1.65	$1.73
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015
Net Sales:
Product sales	$20,053	$20,083
Service sales	8,178	7,927
	28,231	28,010
Costs and Expenses:
Cost of products sold	15,020	14,838
Cost of services sold	5,375	5,140
Research and development	1,129	1,122
Selling, general and administrative	2,814	2,902
	24,338	24,002
Other income, net	389	589
Operating profit	4,282	4,597
Interest expense, net	448	434
Income from continuing operations before income taxes	3,834	4,163
Income tax expense	1,054	1,156
Net income from continuing operations	2,780	3,007
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	180	182
Income from continuing operations attributable to common shareowners	2,600	2,825
Discontinued operations (Note 2):
Income from operations	1	257
Gain (loss) on disposal	15	(28)
Income tax expense	(52)	(86)
(Loss) income from discontinued operations attributable to common shareowners	(36)	143
Net income attributable to common shareowners	$2,564	$2,968
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$3.15	$3.19
Net income attributable to common shareowners	$3.11	$3.35
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$3.13	$3.15
Net income attributable to common shareowners	$3.08	$3.31
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Net income from continuing operations	$1,519	$1,572	$2,780	$3,007
(Loss) income from discontinued operations	(47)	80	(36)	143
Net income	1,472	1,652	2,744	3,150
Other comprehensive (loss) income, net of tax (expense) benefit:
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	(276)	439	(237)	(266)
Less: Reclassification adjustments for loss (gain) on sale of an investment in a foreign entity recognized in Other income, net	—	1	1	(1)
	(276)	440	(236)	(267)
Pension and post-retirement benefit plans
Pension and post-retirement benefit plans adjustments during the period	(12)	(7)	(37)	45
Amortization of actuarial loss, prior service cost and transition obligation	128	218	254	435
	116	211	217	480
Tax expense	(43)	(79)	(81)	(176)
	73	132	136	304
Unrealized gain (loss) on available-for-sale securities
Unrealized holding gain arising during period	21	1	90	87
Reclassification adjustments for gain included in Other income, net	(25)	(26)	(52)	(54)
	(4)	(25)	38	33
Tax benefit (expense)	5	11	(14)	(11)
	1	(14)	24	22
Change in unrealized cash flow hedging
Unrealized cash flow hedging gain (loss) arising during period	36	62	195	(122)
Loss reclassified into Product sales	45	43	107	100
	81	105	302	(22)
Tax (expense) benefit	(21)	(29)	(80)	7
	60	76	222	(15)
Other comprehensive (loss) income, net of tax	(142)	634	146	44
Comprehensive income	1,330	2,286	2,890	3,194
Less: Comprehensive income attributable to noncontrolling interest	(97)	(110)	(191)	(142)
Comprehensive income attributable to common shareowners	$1,233	$2,176	$2,699	$3,052
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$6,785	$7,075
Accounts receivable, net	11,544	10,653
Inventories and contracts in progress, net	8,747	8,135
Other assets, current	894	843
Total Current Assets	27,970	26,706
Customer financing assets	1,000	1,018
Future income tax benefits	1,812	1,961
Fixed assets	19,165	18,494
Less: Accumulated depreciation	(10,254)	(9,762)
Fixed assets, net	8,911	8,732
Goodwill	27,535	27,301
Intangible assets, net	15,842	15,603
Other assets	6,410	6,163
Total Assets	$89,480	$87,484
Liabilities and Equity
Short-term borrowings	$753	$926
Accounts payable	7,242	6,875
Accrued liabilities	12,534	14,638
Long-term debt currently due	1,654	179
Total Current Liabilities	22,183	22,618
Long-term debt	20,130	19,320
Future pension and postretirement benefit obligations	5,713	6,022
Other long-term liabilities	10,492	10,558
Total Liabilities	58,518	58,518
Commitments and contingent liabilities (Note 14)
Redeemable noncontrolling interest	314	122
Shareowners' Equity:
Common Stock	16,341	16,033
Treasury Stock	(31,118)	(30,907)
Retained earnings	51,451	49,956
Unearned ESOP shares	(100)	(105)
Accumulated other comprehensive loss	(7,484)	(7,619)
Total Shareowners' Equity	29,090	27,358
Noncontrolling interest	1,558	1,486
Total Equity	30,648	28,844
Total Liabilities and Equity	$89,480	$87,484
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Operating Activities of Continuing Operations:
Net income from continuing operations	$2,780	$3,007
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	960	915
Deferred income tax provision	208	335
Stock compensation cost	96	92
Change in:
Accounts receivable	(679)	(418)
Inventories and contracts in progress	(507)	(573)
Other current assets	(23)	(151)
Accounts payable and accrued liabilities	572	419
Global pension contributions	(107)	(70)
Canadian government settlement	(237)	—
Other operating activities, net	(492)	(534)
Net cash flows provided by operating activities of continuing operations	2,571	3,022
Investing Activities of Continuing Operations:
Capital expenditures	(649)	(654)
Investments in businesses	(538)	(256)
Dispositions of businesses	50	166
Increase in customer financing assets, net	(14)	(95)
Increase in collaboration intangible assets	(199)	(247)
Receipts from settlements of derivative contracts	86	414
Other investing activities, net	(78)	176
Net cash flows used in investing activities of continuing operations	(1,342)	(496)
Financing Activities of Continuing Operations:
Issuance of long-term debt, net	2,322	2
(Decrease) increase in short-term borrowings, net	(178)	2,645
Proceeds from Common Stock issued under employee stock plans	5	26
Dividends paid on Common Stock	(1,035)	(1,096)
Repurchase of Common Stock	(36)	(3,000)
Other financing activities, net	(150)	(118)
Net cash flows provided by (used in) financing activities of continuing operations	928	(1,541)
Discontinued Operations:
Net cash used in operating activities	(2,463)	(174)
Net cash provided by (used in) investing activities	6	(60)
Net cash used in financing activities	—	(5)
Net cash flows used in discontinued operations	(2,457)	(239)
Effect of foreign exchange rate changes on cash and cash equivalents	10	(48)
Net (decrease) increase in cash and cash equivalents	(290)	698
Cash and cash equivalents, beginning of year	7,075	5,235
Cash and cash equivalents, end of period	6,785	5,933
Less: Cash and cash equivalents of businesses held for sale	—	115
Cash and cash equivalents, end of period	$6,785	$5,818
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at June 30, 2016 and for the quarters and six months ended June 30, 2016 and 2015 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2015 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2015 (2015 Form 10-K).
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. On November 6, 2015, we completed the sale of the Sikorsky Aircraft business (Sikorsky) to Lockheed Martin Corp. Accordingly, the results of operations and the related cash flows of Sikorsky have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2015 and in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015. See Note 2 for further discussion.
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the six months ended June 30, 2016, our investment in business acquisitions was $538 million and consisted of the acquisition of a majority interest in an Italian heating products and services company by UTC Climate, Controls & Security and a number of small acquisitions, primarily in our commercial businesses.
Pratt & Whitney holds a 61% net collaboration interest in IAE International Aero Engines AG (IAE), and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 jet engine program through involvement with the collaborators. IAE retains limited equity with the primary economics of the V2500 program passed to the participants in the separate collaboration arrangement. As such, we have determined that IAE is a variable interest entity with Pratt & Whitney its primary beneficiary, and IAE has, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for IAE in our Condensed Consolidated Balance Sheet are as follows:

(Dollars in millions)	June 30, 2016	December 31, 2015
Current assets	$2,370	$1,920
Noncurrent assets	1,068	1,102
Total assets	$3,438	$3,022

Current liabilities	$1,965	$1,931
Noncurrent liabilities	1,281	1,355
Total liabilities	$3,246	$3,286
Goodwill. Changes in our goodwill balances for the six months ended June 30, 2016 were as follows:

(Dollars in millions)	Balance as of January 1, 2016	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of June 30, 2016
Otis	$1,566	$15	$3	$1,584
UTC Climate, Controls & Security	9,458	453	(143)	9,768
Pratt & Whitney	1,515	—	(1)	1,514
UTC Aerospace Systems	14,759	25	(118)	14,666
Total Segments	27,298	493	(259)	27,532
Eliminations and other	3	—	—	3
Total	$27,301	$493	$(259)	$27,535

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2016		December 31, 2015
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,024	$(1,355)	$1,977	$(1,307)
Patents and trademarks	382	(200)	361	(189)
IAE collaboration	3,537	(146)	3,336	(86)
Customer relationships and other	12,808	(3,279)	12,430	(2,988)
	18,751	(4,980)	18,104	(4,570)
Unamortized:
Trademarks and other	2,071	—	2,069	—
Total	$20,822	$(4,980)	$20,173	$(4,570)
Customer relationship intangible assets include payments made to our customers to secure certain contractual rights. Such payments are capitalized when there are distinct rights obtained and there are sufficient incremental cash flows to support the recoverability of the assets established. Otherwise, the applicable portion of the payments are expensed. We amortize these intangible assets based on the underlying pattern of economic benefit, which may result in an amortization method other than straight-line. In the aerospace industry, amortization based on the pattern of economic benefit generally results in lower amortization expense during the development period with increasing amortization expense as programs enter full production and aftermarket cycles. If a pattern of economic benefit cannot be reliably determined, a straight-line amortization method is used. We classify amortization of such payments as a reduction of sales. The IAE collaboration intangible asset is amortized based upon the pattern of economic benefits as represented by the underlying cash flows.
Amortization of intangible assets for the quarter and six months ended June 30, 2016 was $194 million and $381 million, respectively, compared with $175 million and $354 million for the same periods of 2015. The following is the expected amortization of intangible assets for the years 2016 through 2021, which reflects an increase in expected amortization expense due to the pattern of economic benefit on certain aerospace intangible assets.

(Dollars in millions)	Remaining 2016	2017	2018	2019	2020	2021
Amortization expense	$395	$839	$849	$860	$831	$891
Note 2: Discontinued Operations
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. Accordingly, the results of operations and the cash flows related to Sikorsky have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2015, and in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015. In the six months ended June 30, 2016, we recognized approximately $15 million of additional gain on the disposal resulting from the settlement of working capital adjustments, and approximately $52 million of income tax expense, including additional state tax provision related to the 2015 gain realized on the sale of Sikorsky. Net cash outflows from discontinued operations of approximately $2.5 billion resulted from the payment of taxes related to the 2015 gain realized on sale of Sikorsky.

The following summarized financial information related to Sikorsky has been segregated from continuing operations and reported as Discontinued Operations:

Income (Expense)	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Discontinued Operations:
Net sales	$—	$1,691	$—	$2,957
Cost of sales	—	(1,401)	—	(2,463)
Research and development	—	(48)	—	(86)
Selling, general and administrative	1	(89)	1	(176)
Other income, net	—	13	—	25
Income from operations	1	166	1	257
(Loss) gain on disposal	(3)	(28)	15	(28)
Income tax expense	(45)	(58)	(52)	(86)
(Loss) income from discontinued operations	$(47)	$80	$(36)	$143
Note 3: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts; shares in millions)	2016	2015	2016	2015
Net income attributable to common shareowners:
Net income from continuing operations	$1,420	$1,461	$2,600	$2,825
(Loss) income from discontinued operations	(47)	81	(36)	143
Net income attributable to common shareowners	$1,373	$1,542	$2,564	$2,968
Basic weighted average number of shares outstanding	825.3	877.3	825.1	884.8
Stock awards and equity units	7.4	12.1	6.8	13.0
Diluted weighted average number of shares outstanding	832.7	889.4	831.9	897.8
Earnings (Loss) Per Share of Common Stock - Basic:
Net income from continuing operations	$1.72	$1.67	$3.15	$3.19
(Loss) income from discontinued operations	(0.06)	0.09	(0.04)	0.16
Net income attributable to common shareowners	1.66	1.76	3.11	3.35
Earnings (Loss) Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.71	$1.64	$3.13	$3.15
(Loss) income from discontinued operations	(0.06)	0.09	(0.04)	0.16
Net income attributable to common shareowners	1.65	1.73	3.08	3.31
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. For the quarter and six months ended June 30, 2016, the number of stock awards excluded from the computation was approximately 12.7 million and 14.9 million, respectively. For both the quarter and six months ended June 30, 2015, the number of stock awards excluded from the computation was approximately 0.4 million.

Note 4: Inventories and Contracts in Progress

(Dollars in millions)	June 30, 2016	December 31, 2015
Raw materials	$2,225	$2,037
Work-in-process	2,736	2,422
Finished goods	3,229	3,183
Contracts in progress	9,199	8,668
	17,389	16,310
Less:
Progress payments, secured by lien, on U.S. Government contracts	(202)	(239)
Billings on contracts in progress	(8,440)	(7,936)
	$8,747	$8,135
Inventory also includes capitalized contract development costs related to certain aerospace programs at UTC Aerospace Systems. As of June 30, 2016 and December 31, 2015, these capitalized costs were $150 million and $152 million, respectively, which will be liquidated as production units are delivered to the customer.
Note 5: Borrowings and Lines of Credit

(Dollars in millions)	June 30, 2016	December 31, 2015
Commercial paper	$615	$727
Other borrowings	138	199
Total short-term borrowings	$753	$926
At June 30, 2016, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. As of June 30, 2016, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2016, our maximum commercial paper borrowing limit was $4.35 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
On February 22, 2016, we issued €950 million aggregate principal amount of 1.125% notes due 2021, €500 million aggregate principal amount of 1.875% notes due 2026 and €750 million aggregate principal amount of floating rate notes due 2018. The net proceeds from these debt issuances were used for general corporate purposes.

Long-term debt consisted of the following:

(Dollars in millions)	June 30, 2016	December 31, 2015
5.375% notes due 2017 [1]	$1,000	$1,000
1.800% notes due 2017 [1]	1,500	1,500
Floating rate notes due 2018 (€750 million principal value) [2]	829	—
1.778% junior subordinated notes due 2018	1,100	1,100
6.800% notes due 2018	99	99
6.125% notes due 2019 [1]	1,250	1,250
8.875% notes due 2019	271	271
4.500% notes due 2020 [1]	1,250	1,250
4.875% notes due 2020	171	171
1.125% notes due 2021 (€950 million principal value) [3]	1,050	—
8.750% notes due 2021	250	250
3.100% notes due 2022 [1]	2,300	2,300
1.250% notes due 2023 (€750 million principal value) [3]	829	817
1.875% notes due 2026 (€500 million principal value) [3]	553	—
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029 [1]	550	550
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.150% notes due 2045 [4]	850	850
Project financing obligations	170	191
Other (including capitalized leases)	195	306
Total principal long-term debt	21,751	19,439
Other (fair market value adjustments and discounts)	33	60
Total long-term debt	21,784	19,499
Less: current portion	1,654	179
Long-term debt, net of current portion	$20,130	$19,320

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

2
These notes bear interest at the three-month EURIBOR rate plus 0.800%, established quarterly. The interest rate in effect at June 30, 2016 was 0.542%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

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

On April 29, 2016, we renewed our universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of equity and debt securities for future issuance, subject to our internal limitations on the amount of equity and debt to be issued under this shelf registration statement.
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within a range of $15 million to $525 million of unrecognized tax benefits may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, in the courts, or the closure of tax statutes. See Note 14, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
UTC tax years 2011 and 2012 are currently under review by the Examination Division of the Internal Revenue Service (IRS), which is expected to continue beyond the next 12 months. Goodrich Corporation tax years 2011 and 2012 through the date of acquisition by UTC are currently under review by the Examination Division of the IRS, which the Company expects to be completed within the next six months.
Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Defined benefit plans	$32	$25	$107	$70
Defined contribution plans	78	86	156	182
There were no contributions to our domestic defined benefit pension plans in the quarters and six months ended June 30, 2016 and 2015. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Service cost	$97	$124	$1	$1
Interest cost	304	350	8	8
Expected return on plan assets	(559)	(565)	—	—
Amortization of prior service credit	(7)	(2)	—	—
Recognized actuarial net loss (gain)	136	221	(1)	(1)
Net settlement and curtailment loss	3	3	—	—
Total net periodic benefit (income) cost	$(26)	$131	$8	$8

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Service cost	$191	$249	$2	$2
Interest cost	606	701	16	16
Expected return on plan assets	(1,115)	(1,134)	—	—
Amortization of prior service credit	(15)	(5)	—	—
Recognized actuarial net loss (gain)	271	442	(2)	(2)
Net settlement and curtailment loss	15	9	—	—
Total net periodic benefit (income) cost	$(47)	$262	$16	$16
Total net periodic benefit cost in the table above includes approximately $24 million and $49 million related to, and recorded in, discontinued operations for the quarter and six months ended June 30, 2015, respectively.
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
Note 8: Restructuring Costs
During the six months ended June 30, 2016, we recorded net pre-tax restructuring costs totaling $178 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$31
UTC Climate, Controls & Security	53
Pratt & Whitney	71
UTC Aerospace Systems	21
Eliminations and other	2
Total	$178
Restructuring charges incurred during the six months ended June 30, 2016 primarily relate to actions initiated during 2016 and 2015, and were recorded as follows:

(Dollars in millions)
Cost of sales	$90
Selling, general and administrative	62
Other expense	26
Total	$178
2016 Actions. During the six months ended June 30, 2016, we recorded net pre-tax restructuring costs totaling $113 million, including $57 million in cost of sales, $30 million in selling, general and administrative expenses, and $26 million in other expenses. The 2016 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field operations, and costs to exit legacy programs.

We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2016 and 2017. No specific plans for significant other actions have been finalized at this time. The following table summarizes the accrual balance and utilization for the 2016 restructuring actions:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at April 1, 2016	$25	$—	$25
Net pre-tax restructuring costs	21	64	85
Utilization and foreign exchange	(19)	(4)	(23)
Balance at June 30, 2016	$27	$60	$87
The following table summarizes expected, incurred and remaining costs for the 2016 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2016	Costs Incurred Quarter Ended June 30, 2016	Remaining Costs at June 30, 2016
Otis	$34	$(10)	$(13)	$11
UTC Climate, Controls & Security	45	(13)	(8)	24
Pratt & Whitney	61	—	(61)	—
UTC Aerospace Systems	73	(5)	(3)	65
Total	$213	$(28)	$(85)	$100
2015 Actions. During the six months ended June 30, 2016, we recorded net pre-tax restructuring costs totaling $53 million for restructuring actions initiated in 2015, including $29 million in cost of sales and $24 million in selling, general and administrative expenses. The 2015 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. The following table summarizes the accrual balances and utilization for the 2015 restructuring actions:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at April 1, 2016	$141	$23	$164
Net pre-tax restructuring costs	16	8	24
Utilization and foreign exchange	(44)	(6)	(50)
Balance at June 30, 2016	$113	$25	$138
The following table summarizes expected, incurred and remaining costs for the 2015 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred in 2015	Costs Incurred Quarter Ended March 31, 2016	Costs Incurred Quarter Ended June 30, 2016	Remaining Costs at June 30, 2016
Otis	$51	$(35)	$(5)	$(5)	$6
UTC Climate, Controls & Security	191	(83)	(14)	(14)	80
Pratt & Whitney	83	(82)	(1)	—	—
UTC Aerospace Systems	142	(105)	(8)	(4)	25
Eliminations and other	23	(21)	(1)	(1)	—
Total	$490	$(326)	$(29)	$(24)	$111
2014 and Prior Actions. As of June 30, 2016, we have approximately $61 million of accrual balances remaining related to 2014 actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $16.8 billion and $15.6 billion at June 30, 2016 and December 31, 2015, respectively.
The following table summarizes the fair value of derivative instruments as of June 30, 2016 and December 31, 2015 which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments	$42	$4	$157	$428
Derivatives not designated as hedging instruments	124	97	65	105
As discussed in Note 5, we have issued approximately €2.95 billion of Euro-denominated debt, which qualifies as a net investment hedge against our investments in European businesses. As of June 30, 2016, the net investment hedge is deemed to be effective.
The amount of gains and losses related to the Company's derivative financial instruments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Gain (loss) recorded in Accumulated other comprehensive loss	$36	$62	$195	$(122)
Loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	45	43	107	100
Assuming current market conditions continue, a $79 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2016, all derivative contracts accounted for as cash flow hedges will mature by November 2022.
The effect on the Condensed Consolidated Statement of Operations of foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Gain recognized in Other income, net	$15	$12	$30	$30
We received $86 million and $414 million from settlements of derivative contracts during the six months ended June 30, 2016 and 2015, respectively.
Note 10: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015:

June 30, 2016 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$1,054	$1,054	$—	$—
Derivative assets	166	—	166	—
Derivative liabilities	(222)	—	(222)	—

December 31, 2015 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$951	$951	$—	$—
Derivative assets	101	—	101	—
Derivative liabilities	(533)	—	(533)	—

Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of June 30, 2016, there were no significant transfers in and out of Level 1 and Level 2.
As of June 30, 2016, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$139	$134	$122	$107
Customer financing notes receivable	444	411	403	403
Short-term borrowings	(753)	(753)	(926)	(926)
Long-term debt (excluding capitalized leases)	(21,760)	(24,917)	(19,476)	(21,198)
Long-term liabilities	(420)	(393)	(458)	(419)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of June 30, 2016:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$134	$—	$134	$—
Customer financing notes receivable	411	—	411	—
Short-term borrowings	(753)	—	(615)	(138)
Long-term debt (excluding capitalized leases)	(24,917)	—	(24,695)	(222)
Long-term liabilities	(393)	—	(393)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $13.7 billion and $14.6 billion as of June 30, 2016 and December 31, 2015, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.
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
Long-term trade accounts receivable, including unbilled receivables related to long-term aftermarket contracts, are principally amounts arising from the sale of goods and delivery of services with a contractual maturity date or realization period of greater than one year, and are recognized as "Other assets" in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as "Customer financing assets" in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business related long-term receivables as of June 30, 2016 and December 31, 2015.

(Dollars in millions)	June 30, 2016	December 31, 2015
Long-term trade accounts receivable	$1,056	$903
Notes and leases receivable	319	451
Total long-term receivables	$1,375	$1,354

Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations, to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 11% and 13% of our total long-term receivables were considered to bear high credit risk as of June 30, 2016 and December 31, 2015, respectively.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $17 million and $18 million as of June 30, 2016 and December 31, 2015, respectively, are individually evaluated for impairment. At June 30, 2016 and December 31, 2015, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be not recoverable.
Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters and six months ended June 30, 2016 and 2015 is provided below:

	Quarter Ended June 30,
	2016			2015
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$28,353	$1,550	$29,903	$28,650	$1,517	$30,167
Comprehensive income for the period:
Net income	1,373	99	1,472	1,542	110	1,652
Total other comprehensive (loss) income	(140)	(2)	(142)	634	—	634
Total comprehensive income for the period	1,233	97	1,330	2,176	110	2,286
Common Stock issued under employee plans	93		93	112		112
Common Stock repurchased	(36)		(36)	—		—
Dividends on Common Stock	(526)		(526)	(543)		(543)
Dividends on ESOP Common Stock	(19)		(19)	(18)		(18)
Dividends attributable to noncontrolling interest		(90)	(90)		(61)	(61)
Purchase of subsidiary shares from noncontrolling interest	(6)	—	(6)	—	(4)	(4)
Acquisition of noncontrolling interest		—	—		1	1
Other	(2)	1	(1)	—	(2)	(2)
Equity, end of period	$29,090	$1,558	$30,648	$30,377	$1,561	$31,938

	Six Months Ended June 30,
	2016			2015
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$27,358	$1,486	$28,844	$31,213	$1,351	$32,564
Comprehensive income for the period:
Net income	2,564	180	2,744	2,968	182	3,150
Total other comprehensive income (loss)	135	11	146	84	(40)	44
Total comprehensive income for the period	2,699	191	2,890	3,052	142	3,194
Common Stock issued under employee plans	144		144	237		237
Common Stock repurchased	(36)		(36)	(3,000)		(3,000)
Dividends on Common Stock	(1,035)		(1,035)	(1,096)		(1,096)
Dividends on ESOP Common Stock	(37)		(37)	(37)		(37)
Dividends attributable to noncontrolling interest		(141)	(141)		(116)	(116)
(Purchase) sale of subsidiary shares from noncontrolling interest	(6)	(1)	(7)	11	10	21
Acquisition of noncontrolling interest		34	34		173	173
Disposition of noncontrolling interest		—	—		(3)	(3)
Other	3	(11)	(8)	(3)	4	1
Equity, end of period	$29,090	$1,558	$30,648	$30,377	$1,561	$31,938
On March 13, 2015, we entered into accelerated share repurchase (ASR) agreements to repurchase an aggregate of $2.65 billion of our common stock. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of 18.6 million shares of common stock, representing approximately 85% of the shares expected to be repurchased. On July 31, 2015, the shares associated with the remaining portion of the aggregate purchase were settled upon final delivery to us of approximately 4.2 million additional shares of common stock.
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
On January 19, 2016, the shares associated with the remaining portion of the first tranche of the aggregate purchase were settled upon final delivery to us of approximately 2.1 million shares of common stock. The final settlement of the transactions under the remaining five tranches is expected to occur in the third quarter of 2016.
A summary of the changes in each component of accumulated other comprehensive income (loss), net of tax for the quarters and six months ended June 30, 2016 and 2015 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2016
Balance at March 31, 2016	$(2,411)	$(5,072)	$316	$(177)	$(7,344)
Other comprehensive (loss) income before reclassifications, net	(274)	(8)	19	26	(237)
Amounts reclassified, pretax	—	128	(25)	45	148
Tax (benefit) expense reclassified	—	(47)	7	(11)	(51)
Balance at June 30, 2016	$(2,685)	$(4,999)	$317	$(117)	$(7,484)

Six Months Ended June 30, 2016
Balance at December 31, 2015	$(2,438)	$(5,135)	$293	$(339)	$(7,619)
Other comprehensive (loss) income before reclassifications, net	(248)	(25)	57	143	(73)
Amounts reclassified, pretax	1	254	(52)	107	310
Tax (benefit) expense reclassified	—	(93)	19	(28)	(102)
Balance at June 30, 2016	$(2,685)	$(4,999)	$317	$(117)	$(7,484)

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2015
Balance at March 31, 2015	$(1,718)	$(5,537)	$344	$(300)	$(7,211)
Other comprehensive income (loss) before reclassifications, net	439	(4)	4	49	488
Amounts reclassified, pretax	1	218	(26)	43	236
Tax (benefit) expense reclassified	—	(82)	8	(16)	(90)
Balance at June 30, 2015	$(1,278)	$(5,405)	$330	$(224)	$(6,577)

Six Months Ended June 30, 2015
Balance at December 31, 2014	$(1,051)	$(5,709)	$308	$(209)	$(6,661)
Other comprehensive (loss) income before reclassifications, net	(226)	31	58	(83)	(220)
Amounts reclassified, pretax	(1)	435	(54)	100	480
Tax (benefit) expense reclassified	—	(162)	18	(32)	(176)
Balance at June 30, 2015	$(1,278)	$(5,405)	$330	$(224)	$(6,577)
Amounts reclassified that relate to our defined benefit pension and postretirement plans include amortization of prior service costs and transition obligations, and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented (see Note 7 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. The increase in the value of redeemable noncontrolling interest in our Condensed Consolidated Balance Sheet as of June 30, 2016 is primarily related to the acquisition of a majority interest in an Italian heating products and services company by UTC Climate, Controls & Security during the quarter ended June 30, 2016.

Changes in noncontrolling interests that do not result in a change of control, and where there is a difference between fair value and carrying value, are accounted for as equity transactions. For both the quarter and six months ended June 30, 2016, the pro-forma impact on Net income attributable to common shareowners would have been a decrease of $6 million had the changes been recorded through net income. For the quarter ended June 30, 2015 there would have been no impact on Net income attributable to common shareowners, and for the six months ended June 30, 2015 the pro-forma impact on Net income attributable to common shareowners would have been an increase of $11 million had the changes been recorded through net income.
Note 13: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2015. The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2016 and 2015 are as follows:

(Dollars in millions)	2016	2015
Balance as of January 1	$1,212	$1,264
Warranties and performance guarantees issued	154	133
Settlements made	(131)	(136)
Other	6	(19)
Balance as of June 30	$1,241	$1,242
The amounts above exclude service and product warranties and product performance guarantees related to Sikorsky of approximately $43 million as of June 30, 2015.
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
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. As described in Note 1 to the Consolidated Financial Statements in our 2015 Annual Report, we have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guaranties, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. Additional information pertaining to environmental matters is included in Note 1 to the Consolidated Financial Statements in our 2015 Annual Report.
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
Legal Proceedings.
F100 Engine Litigation
As previously disclosed, the United States Government sued us in 1999 in the United States District Court for the Southern District of Ohio (District Court), claiming that Pratt & Whitney violated the civil False Claims Act and common law. The claims relate to the "Fighter Engine Competition" between Pratt & Whitney's F100 engine and General Electric's F110 engine. The government alleged that it overpaid for F100 engines under contracts awarded by the U.S. Air Force in fiscal years 1985 through 1990 because Pratt & Whitney inflated its estimated costs for some purchased parts and withheld data that would have revealed the overstatements. At trial, which ended in April 2005, the government claimed Pratt & Whitney's liability to be approximately $624 million. On August 1, 2008, the trial court held that the Air Force had not suffered any actual damages because Pratt & Whitney had made significant price concessions after the alleged overstatements were made. However, the trial court judge found that Pratt & Whitney violated the False Claims Act due to inaccurate statements contained in its 1983 initial engine pricing proposal. In the absence of actual damages, the trial court awarded the government the maximum civil penalty of $7,090,000, or $10,000 for each of the 709 invoices Pratt & Whitney submitted in 1989 and later under the contracts. In September 2008, both the government and UTC appealed the decision to the United States Court of Appeals for the Sixth Circuit. In November 2010, the Sixth Circuit affirmed Pratt & Whitney's liability for the civil penalty under the False Claims Act, but remanded the case to the trial court for further proceedings on the issues of False Claims Act damages and common law liability and damages.
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
On July 17, 2015, the case returned to the District Court, at which time we filed a motion for entry of judgment, seeking a judgment of zero actual damages. The government responded by filing a motion on August 28, 2015, in which it abandoned its claim for actual damages, but sought a judgment of approximately $85 million, representing (1) disgorgement of UTC’s alleged profits in fiscal year 1985, the first year of the multi-year engine competition, (2) prejudgment interest and (3) the approximately $7 million civil penalty.
On June 2, 2016, the District Court rejected the government’s disgorgement calculation, and found that Pratt & Whitney wrongly received $1,176,619 in profits in fiscal year 1985. On June 22, 2016, the District Court entered a judgment in favor of the government in the amount of $11,050,790, comprised of $1,176,619 for profit disgorgement, $2,784,171 for prejudgment interest, and the civil penalty of $7,090,000. The parties each have until August 22, 2016, to file a timely appeal.
Cost Accounting Standards Claim
By letter dated December 24, 2013, a Divisional Administrative Contracting Officer of the United States Defense Contract Management Agency asserted a claim and demand for payment of approximately $211 million against Pratt & Whitney. The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. On March 18, 2014, Pratt & Whitney filed an appeal to the Armed Services Board of

Contract Appeals. Pratt & Whitney’s appeal is still pending, and we continue to believe the government’s claim is without merit.
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $238 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $131 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed our suit, and we have appealed this decision to the German Federal Tax Court (FTC).
From 2008 to 2014, there was ongoing litigation between the German Government and another taxpayer in a case involving a German tax law relevant to our reorganization. In November 2014, the FTC ruled in favor of the German Government, and against the other taxpayer. In light of the FTC decision in the case involving the other taxpayer, we fully accrued for tax and interest in 2014. In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In the meantime, we continue to vigorously litigate our matter.
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
Our estimated total liability to resolve all pending and unasserted potential future asbestos claims through 2059 is $378 million and is recorded primarily in Other long-term liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2016. This amount is on a pre-tax basis, not discounted, and excludes the Company’s defense fees (which will continue to be expensed by the Company as they are incurred).
In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $104 million, which is included primarily in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2016. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims and considered the amount of insurance available, allocation methodologies, solvency ratings, creditworthiness, and the contractual terms with each insurer.
The amounts recorded by UTC for asbestos-related claims are based on currently available information and assumptions that we believe are reasonable. Our actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions. Key variables in these assumptions include the number and type of new claims to be filed each year, the outcomes or resolution of such claims, the average cost of resolution of each new claim, the resolution of coverage issues with other excess insurance carriers with whom we have not yet achieved settlements, and the solvency risk with respect to our insurance carriers. Other factors that may affect our future liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.
Other.
As described in Note 13 of this Form 10-Q and Note 16 to the Consolidated Financial Statements in our 2015 Annual Report, we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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
As discussed in Note 2, on November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. Amounts reported for 2015 in the table below exclude amounts attributable to Sikorsky, which have been reclassified to Discontinued Operations in the accompanying Condensed Consolidated Statements of Operations.
Results for the quarters ended June 30, 2016 and 2015 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Otis	$3,097	$3,098	$581	$627	18.8%	20.2%
UTC Climate, Controls & Security	4,459	4,454	872	823	19.6%	18.5%
Pratt & Whitney	3,813	3,677	386	487	10.1%	13.2%
UTC Aerospace Systems	3,716	3,632	582	580	15.7%	16.0%
Total segments	15,085	14,861	2,421	2,517	16.0%	16.9%
Eliminations and other	(211)	(171)	13	18
General corporate expenses	—	—	(97)	(120)
Consolidated	$14,874	$14,690	$2,337	$2,415	15.7%	16.4%
Results for the six months ended June 30, 2016 and 2015 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Otis	$5,812	$5,843	$1,047	$1,154	18.0%	19.8%
UTC Climate, Controls & Security	8,187	8,306	1,478	1,552	18.1%	18.7%
Pratt & Whitney	7,401	7,009	796	906	10.8%	12.9%
UTC Aerospace Systems	7,221	7,180	1,120	1,149	15.5%	16.0%
Total segments	28,621	28,338	4,441	4,761	15.5%	16.8%
Eliminations and other	(390)	(328)	29	66
General corporate expenses	—	—	(188)	(230)
Consolidated	$28,231	$28,010	$4,282	$4,597	15.2%	16.4%
See Note 8 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.
Note 16: Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers." In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The ASU clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing," which clarifies the guidance surrounding licensing arrangements and the identification of performance obligations. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients," which addresses implementation issues raised by stakeholders concerning collectability, noncash consideration, presentation of sales tax, and transition. On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which delays the effective date of ASU 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods; (i) a full retrospective adoption reflecting the application of the standard in each prior reporting period, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized through retained earnings at the date of adoption. We are in the process of evaluating the potential revenue implications of the standard change, which may result in changes to our revenue recognition practices including the elimination of the units-of-delivery method for certain U.S. Government programs and the elimination of the completed contract method of accounting.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Under the amendments of this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the amendments of this ASU. The provisions of this ASU are effective for years beginning after December 15, 2018. We are currently evaluating the impact of this ASU. We expect the ASU to have a material impact on our assets and liabilities due to the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact on our cash flows or results of operations.
In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for years beginning after December 15, 2016. Early adoption is permitted. We are considering early adoption of this ASU and do not expect the ASU to have a material impact on our cash flows or results of operations in 2016.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 328): Measurement of Credit Losses on Financial Instruments." This ASU requires that certain financial assets, including those measured at amortized cost basis, be presented at the net amount expected to be collected, utilizing an impairment model known as the current expected credit loss model. In addition, available-for-sale debt securities will no longer use the concept of "other than temporary" when considering credit losses. Under this ASU, entities must use an allowance approach for credit losses on available-for-sale debt securities, and the allowance must be limited to the amount at which a security's fair value is below the amortized cost of the asset. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and six months ended June 30, 2016 and 2015, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 29, 2016, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of June 30, 2016 and the related condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three-month and six-month period ended June 30, 2016 and 2015 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2016 and 2015. This interim financial information is the responsibility of the Corporation’s management.

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
July 29, 2016

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations for the periods presented herein are classified into four principal business segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, and UTC Aerospace Systems. Otis and UTC Climate, Controls & Security are referred to as the "commercial businesses," while Pratt & Whitney, and UTC Aerospace Systems are referred to as the "aerospace businesses." On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. for approximately $9.1 billion in cash. The results of operations and the related cash flows of Sikorsky have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Operations and Cash Flows for all periods presented.
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
The global economy continues to expand in 2016 with world gross domestic product (GDP) growth projected to reach approximately 2.5% reflecting modest growth in the U.S. and Western Europe and a slowing but still growing economy in China. U.S. GDP growth is forecasted to be 1.9%, reflecting a mixed outlook with an improving housing market and growth in new jobs, tempered by slower growth in the oil and gas industry. Although emerging markets have historically led global growth relative to advanced and developing countries, slowing growth rates in China and contraction in Russia and Brazil have tempered growth expectations for emerging markets in 2016 to approximately 3.8%.
In a referendum on June 23, 2016, voters in the United Kingdom (the U.K.) voted in favor of the U.K.'s exiting the European Union (the EU). The outcome of the U.K. vote implies a general increase in economic, political, and institutional uncertainty, which may have negative macroeconomic consequences. Our 2015 full year sales in the U.K. were approximately $2 billion and represented less than 4 percent of our overall sales. While we will continue to evaluate the potential short- and long-term impact of the vote, we do not believe the U.K.'s withdrawal from the EU will significantly impact our businesses in the near term.
Our military businesses sales are affected by U.S. Department of Defense budget and spending levels. Total sales to the U.S. Government were $1.3 billion and $1.4 billion, or 9% and 10% of total UTC sales, in the quarters ended June 30, 2016 and 2015, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has and is expected to contribute positively to our results in 2016.
Discontinued Operations
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. for approximately $9.1 billion in cash. As noted above, the results of operations and the related cash flows of Sikorsky have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Operations, Comprehensive Income and Cash Flows for all periods presented. Proceeds from the sale were used to fund $6.0 billion of share repurchases through accelerated share repurchase (ASR) agreements entered into on November 11, 2015. In connection with the sale of Sikorsky, we have made tax payments of approximately $2.5 billion in 2016. Subject to resolution of outstanding matters with taxing authorities, we expect remaining tax payments related to the sale of Sikorsky to be less than $100 million.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the six months ended June 30, 2016, our investment in business acquisitions was approximately $538 million, which includes the acquisition of a majority interest in an Italian-based heating products and services company by UTC Climate, Controls & Security and a number of small acquisitions primarily in our commercial businesses. We expect cash investment in acquisitions to be between $1 billion and $2 billion in 2016. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2015 Annual Report, incorporated by reference in our 2015 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2016.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Net Sales	$14,874	$14,690	$28,231	$28,010
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and six months ended June 30, 2016 are as follows:

	Quarter Ended June 30, 2016	Six Months Ended June 30, 2016
Organic change	1%	2%
Foreign currency translation	(1)%	(1)%
Acquisitions and divestitures, net	1%	—
Total % Change	1%	1%
During the quarter ended June 30, 2016, organic sales growth at Pratt & Whitney (4%), UTC Aerospace Systems (2%) and Otis (2%), was partially offset by a decline at UTC Climate, Controls & Security (1%). The organic sales growth at Pratt & Whitney was primarily driven by higher commercial aftermarket sales. The organic sales growth at UTC Aerospace Systems was primarily due to an increase in commercial aerospace OEM and commercial aftermarket sales volume. The organic sales growth at Otis was driven by service sales growth in the Americas and Asia and higher new equipment sales in North America and Europe. The decline in sales at UTC Climate, Controls & Security was primarily driven by lower container volume in the refrigeration business.
During the six months ended June 30, 2016, organic sales growth at Pratt & Whitney (6%), Otis (3%), and UTC Aerospace Systems (1%) was partially offset by a decline at UTC Climate, Controls & Security (1%). The organic sales growth at Pratt & Whitney primarily reflects higher commercial aftermarket sales. The organic sales growth at Otis was primarily driven by new equipment sales in North America and the Asia region excluding China. The organic sales growth at UTC

Aerospace Systems was primarily due to an increase in commercial aerospace OEM and commercial aftermarket sales volume. The decline in sales at UTC Climate, Controls & Security was primarily driven by lower container volume in the refrigeration business.
Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Cost of products sold	$7,933	$7,839	$15,020	$14,838
Percentage of product sales	74.6%	73.5%	74.9%	73.9%
Cost of services sold	$2,808	$2,633	$5,375	$5,140
Percentage of service sales	66.2%	65.3%	65.7%	64.8%
Total cost of products and services sold	$10,741	$10,472	$20,395	$19,978
The factors contributing to the percentage change year-over-year for the quarter and six months ended June 30, 2016 in total cost of products and services sold are as follows:

	Quarter Ended June 30, 2016	Six Months Ended June 30, 2016
Organic change	3%	3%
Foreign currency translation	(1)%	(2)%
Acquisitions and divestitures, net	1%	1%
Total % Change	3%	2%
The organic increase in total cost of products and services sold in the quarter and six months ended June 30, 2016 was driven by the organic sales increase noted above, as well as an increase in negative engine margin in 2016 relative to 2015 associated with OEM sales mix within Pratt & Whitney, partially offset by the impact of lower commodity costs at UTC Climate, Controls & Security. Foreign exchange fluctuations primarily at Otis and UTC Climate, Controls & Security provided a benefit through lower cost of sales of approximately 1% and 2% for the quarter and six months ended June 30, 2016, respectively.
Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Gross margin	$4,133	$4,218	$7,836	$8,032
Percentage of net sales	27.8%	28.7%	27.8%	28.7%
The 90 basis point decline in gross margin as a percentage of sales for the quarter ended June 30, 2016 primarily reflects lower gross margin at Pratt & Whitney (100 basis points) driven by an increase in negative engine margin, partially offset by higher gross margin at UTC Climate, Controls & Security (20 basis points) primarily driven by lower commodities cost.
The 90 basis point decrease in gross margin as a percentage of sales for six months ended June 30, 2016 is primarily due to lower gross margin at Pratt & Whitney (70 basis points) driven by an increase in negative engine margin, lower gross margin at UTC Aerospace Systems (20 basis points) driven by unfavorable commercial OEM mix, and lower gross margin at Otis (10 basis points) resulting from unfavorable pricing, partially offset by higher gross margin at UTC Climate, Controls & Security (10 basis points) primarily driven by lower commodities cost.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Company-funded	$588	$558	$1,129	$1,122
Percentage of net sales	4.0%	3.8%	4.0%	4.0%
Customer-funded	$359	$419	$714	$825
Percentage of net sales	2.4%	2.9%	2.5%	3.0%
Research and development spending is subject to the variable nature of program development schedules, and therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (5%) for the quarter ended June 30, 2016 is primarily driven by higher research and development spending at Pratt & Whitney (4%) as development programs progress towards certification, and higher spending at Otis (2%). Customer-funded research and development declined 14%, primarily at UTC Aerospace Systems (8%) due to lower spend related to several commercial aerospace programs, and at Pratt & Whitney (6%), due principally to lower spending on U.S. Government programs.
The year-over-year increase in company-funded research and development (1%) for the six months ended June 30, 2016 is primarily driven by higher research and development costs within Pratt & Whitney (3%) as development programs progress towards certification, and higher spending at Otis (1%). These increases were largely offset by lower spend within UTC Aerospace Systems related to several commercial aerospace programs (3%). Customer-funded research and development declined (13%) due primarily to lower spending on U.S. Government and commercial engine programs at Pratt & Whitney (9%), and lower spend within UTC Aerospace Systems related to several commercial aerospace programs (5%).
We expect company-funded research and development for the full year 2016 to be up slightly from 2015 levels.
Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Selling, general and administrative expenses	$1,451	$1,426	$2,814	$2,902
Percentage of net sales	9.8%	9.7%	10.0%	10.4%
Selling, general and administrative expenses increased 2% in the quarter ended June 30, 2016 due to higher restructuring costs (2%); higher selling, general and administrative expenses at Otis (2%) reflecting higher labor costs and higher information technology costs; and higher expenses related to recent acquisitions (1%), partially offset by lower pension costs (4%).
Selling, general and administrative expenses declined 3% in the six months ended June 30, 2016 due to lower pension costs (4%) partially offset by higher selling, general and administrative expenses at Otis (2%) reflecting higher labor costs and higher information technology costs.
Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Other income, net	$243	$181	$389	$589
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The year-over-year increase in other income, net (34%) in the quarter ended June 30, 2016 reflects the favorable impact of contract settlements at Pratt & Whitney (24%), higher net foreign exchange gains and losses (12%), and higher joint venture income (11%), partially offset by higher restructuring charges (14%).
The year-over-year decrease in other income, net (34%) in the six months ended June 30, 2016 reflects the absence of the prior year gains from the remeasurement to fair value of previously held equity interests in UTC Climate, Controls & Security joint venture investments (26%), a favorable contract termination at Pratt & Whitney (6%) and a UTC Climate, Controls & Security property sale (2%). The decrease also reflects higher restructuring charges (4%), partially offset by the favorable impact of current year contract settlements at Pratt & Whitney (7%).

Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Interest expense	$248	$245	$489	$484
Interest income	(23)	(28)	(41)	(50)
Interest expense, net	$225	$217	$448	$434
Average interest expense rate	4.0%	4.1%	4.1%	4.2%
The increase in interest expense during the quarter and six months ended June 30, 2016 relative to the prior year is due to additional interest expense on non-U.S. long term debt issued in May, 2015 and in February, 2016, partially offset by lower average outstanding U.S. long-term debt balances and related interest expense.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective tax rate	28.1%	28.5%	27.5%	27.8%
The effective tax rate for the quarter and six months ended June 30, 2016 is consistent with the forecasted effective tax rate for full year 2016. The effective tax rate for the six months ended June 30, 2015 reflects the 2015 non-taxable gain recognized on the re-measurement to fair value of a previously held equity interest in a UTC Climate, Controls & Security joint venture.
We estimate our full year 2016 continuing operations annual effective income tax rate to be approximately 28%, excluding restructuring and non-operational nonrecurring items.
Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Net income from continuing operations attributable to common shareowners	$1,420	$1,461	$2,600	$2,825
Diluted earnings per share from continuing operations	$1.71	$1.64	$3.13	$3.15
Net income from continuing operations attributable to common shareowners for the quarter ended June 30, 2016 includes restructuring charges, net of tax benefit, of $78 million as well as significant non-operational and/or nonrecurring items, net of tax, of $10 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the quarter ended June 30, 2016 was $0.11 per share while the effect of foreign currency translation and hedging generated an unfavorable effect of $0.01 per diluted share.
Net income from continuing operations attributable to common shareowners for the quarter ended June 30, 2015 includes restructuring charges, net of tax benefit, of $24 million. The effect of restructuring charges on diluted earnings per share for the quarter ended June 30, 2015 was $0.03 per share while the effect of foreign currency translation and hedging generated an unfavorable effect of $0.06 per diluted share.
Net income from continuing operations attributable to common shareowners for the six months ended June 30, 2016 includes restructuring charges, net of tax benefit, of $120 million as well as significant non-operational and/or nonrecurring items, net of tax, of $10 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the six months ended June 30, 2016 was $0.16 per share. The effect of foreign currency translation and hedging did not materially impact earnings per diluted share.
Net income from continuing operations attributable to common shareowners for the six months ended June 30, 2015 includes restructuring charges, net of tax benefit, of $88 million as well as significant non-operational and/or nonrecurring items, net of tax, of $127 million. The effect of restructuring charges and significant nonrecurring items on diluted earnings per share for the six months ended June 30, 2015 was $0.04 per share while the effect of foreign currency translation and hedging generated an unfavorable effect of $0.13 per diluted share.

Net Income from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Net (loss) income from discontinued operations attributable to common shareowners	$(47)	$81	$(36)	$143
Diluted (loss) earnings per share from discontinued operations	$(0.06)	$0.09	$(0.04)	$0.16
Net loss from discontinued operations attributable to common shareowners for the quarter and six months ended June 30, 2016 primarily reflects additional tax provision associated with the net gain realized on the sale of Sikorsky to Lockheed Martin Corp. in November 2015. For the quarter and six months ended June 30, 2015, net income from discontinued operations attributable to common shareowners primarily reflects income from Sikorsky's operations, a reduction to the gain on disposal and additional associated tax expense.
Restructuring Costs

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Restructuring costs included within continuing operations	$178	$132
Restructuring costs included within discontinued operations	—	23
Restructuring costs	$178	$155
Restructuring actions are an essential component of our operating margin improvement efforts and relate to both existing operations and those recently acquired. Charges generally arise from severance related to workforce reductions, facility exit and lease termination costs associated with the consolidation of field and manufacturing operations and costs to exit legacy programs. We expect to incur restructuring costs within continuing operations in 2016 of approximately $400 million, including trailing costs related to prior actions associated with our continuing cost reduction efforts and the integration of acquisitions. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.
2016 Actions. During the six months ended June 30, 2016, we recorded net pre-tax restructuring charges of $113 million relating to ongoing cost reduction actions initiated in 2016. We are targeting to complete in 2016 and 2017 the majority of the remaining workforce and facility related cost reduction actions initiated in 2016. Approximately 70% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2016, we had cash outflows of approximately $24 million related to the 2016 actions. We expect to incur additional restructuring charges of $100 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $80 million annually.
2015 Actions. During the six months ended June 30, 2016 and 2015, we recorded net pre-tax restructuring charges of $53 million and $79 million, respectively, for actions initiated in 2015. We are targeting to complete in 2016 the majority of the remaining workforce and facility related cost reduction actions initiated in 2015. Approximately 73% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2016, we had cash outflows of approximately $116 million related to the 2015 actions. We expect to incur additional restructuring charges of $111 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $480 million annually, of which, approximately $135 million was realized during the six months ended June 30, 2016.
For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. We have previously reported the results of Sikorsky within our Aerospace Businesses as a separate reporting segment, but have reclassified Sikorsky's results to discontinued operations for all periods presented, as noted in the "Discontinued Operations" section of our Business Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2016 and 2015 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
At constant currency and excluding the effect of acquisitions and divestitures, UTC Climate, Controls & Security equipment orders declined (4%) driven by the transport refrigeration business (3%) and commercial HVAC (2%). Within the Otis segment, new equipment orders decreased (4%) in the quarter ended June 30, 2016 driven by declines in orders in the Middle East (7%) and China (6%), partially offset by order growth in Europe (7%), North America (1%), and the Asia region excluding China (1%).
Summary performance for each of the commercial businesses for the quarters ended June 30, 2016 and 2015 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Net Sales	$3,097	$3,098	—	$4,459	$4,454	—
Cost of Sales	2,085	2,091	—	3,040	3,059	(1)%
	1,012	1,007	—	1,419	1,395	2%
Operating Expenses and Other	431	380	13%	547	572	(4)%
Operating Profits	$581	$627	(7)%	$872	$823	6%

Operating Profit Margins	18.8%	20.2%	19.6%	18.5%
Summary performance for each of the commercial businesses for the six months ended June 30, 2016 and 2015 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Net Sales	$5,812	$5,843	(1)%	$8,187	$8,306	(1)%
Cost of Sales	3,947	3,931	—	5,641	5,772	(2)%
	1,865	1,912	(2)%	2,546	2,534	—
Operating Expenses and Other	818	758	8%	1,068	982	9%
Operating Profits	$1,047	$1,154	(9)%	$1,478	$1,552	(5)%

Operating Profit Margins	18.0%	19.8%	18.1%	18.7%

Otis –
Quarter Ended June 30, 2016 Compared with Quarter Ended June 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(2)%	—	—	—
Cost of Sales	3%	(3)%	—	—	—
Operating Profits	(5)%	(1)%	—	(1)%	—
Organic sales increased 2% due to higher service sales (1%), with growth in the Americas and Asia, and higher new equipment sales growth (1%). The new equipment sales growth was driven by growth in North America (2%) and Europe (1%), partially offset by a decline in China (2%).
Operational profit decreased 5% primarily due to unfavorable price and mix (11%) driven by pricing pressure in China, Europe, and the Middle East, and higher research and development spending (2%), partially offset by higher volume (6%). The remaining offset includes the impact of lower commodity costs.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	(4)%	—	—	—
Cost of Sales	4%	(4)%	—	—	—
Operating Profits	(5)%	(3)%	—	(1)%	—
Organic sales increased 3% primarily due to higher new equipment sales (2%), with growth in North America (2%) and the Asia region excluding China (1%), partially offset by a decline in China (1%). Service sales growth (1%) was primarily due to growth in the Americas and Asia.
Operational profit decreased 5% primarily due to unfavorable price and mix (9%) driven by pricing pressure in China, Europe, and the Middle East, partially offset by higher volume (4%).
UTC Climate, Controls & Security –
Quarter Ended June 30, 2016 Compared with Quarter Ended June 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	(1)%	2%	—	—
Cost of Sales	(2)%	(1)%	2%	—	—
Operating Profits	10%	(1)%	(1)%	—	(2)%
Organic sales decreased by 1% primarily driven by a decline in the refrigeration business (1%) due to lower container volume. Organic sales growth in North America Residential HVAC (1%) was offset by slight declines in global commercial HVAC and the fire and security businesses.
The 10% operational profit increase was driven by lower commodities cost (6%), and productivity and restructuring savings (combined 7%), partly offset by the impact of lower sales volume and adverse sales mix (combined 3%). The 2% decrease in "Other" is mainly driven by acquisition and integration costs related to current period acquisitions.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	(1)%	1%	—	—
Cost of Sales	(2)%	(2)%	2%	—	—
Operating Profits	7%	(1)%	(1)%	—	(10)%
Organic sales decreased by 1% primarily driven by a decline in the refrigeration business (1%) due to lower container volume.
The 7% operational profit increase was driven by lower commodities cost (6%), and productivity and restructuring savings (combined 5%), partly offset by the impact of lower sales volume and adverse sales mix (combined 3%). The 10% decrease in "Other" is driven by the absence of a prior year gain as a result of a fair value adjustment related to acquisitions of a controlling interest in joint venture investments (9%), and a prior year gain on a property sale (1%). "Other" also includes current year gains related to the acquisition of a controlling interest in a joint venture investment in the Middle East and from the sale of an investment in Australia (combined 2%), which were offset by a prior year gain from an acquisition of a controlling interest in another joint venture investment and a prior year gain on a property sale.
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
We continue to see growth in a strong commercial airline industry which is benefiting from traffic growth and lower fuel costs. Airline traffic, as measured by RPMs, grew approximately 5% in the first five months of 2016, while jet fuel costs have declined approximately 27% relative to prices one year ago.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMPs). FMPs are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMPs in lieu of transactional spare part sales as new engines enter our customers' fleets on FMPs and legacy fleets are retired. For the first six months of 2016, as compared with 2015, commercial aerospace aftermarket sales increased 19% at Pratt & Whitney and 3% at UTC Aerospace Systems.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB ASC. For both the quarter and six months ended June 30, 2016 operating profit included significant net favorable changes in aerospace contract estimates of $4 million, primarily representing favorable contract adjustments recorded at UTC Aerospace Systems. Operating profit in the quarter and six months ended June 30, 2015 included significant net favorable changes in aerospace contract estimates of $69 million and $130 million, respectively, primarily representing favorable contract adjustments recorded at Pratt & Whitney.
As previously disclosed, Pratt & Whitney's PurePower PW1500G engine models have been selected by Bombardier to power the new CSeries passenger aircraft, which entered into service on July 15, 2016. There have been multi-year delays in the development of the CSeries aircraft. Notwithstanding these delays, Bombardier reports that they have received over 300 orders for the aircraft, have certified the initial aircraft model and expect to close the certification process for all aircraft models in 2016.  We have made various investments in support of the production and delivery of our PW1500G engines and systems for the CSeries program, which we currently expect to recover through future deliveries of PW1500G powered CSeries aircraft. We will continue to monitor the progress of the program and our ability to recover our investments.

Summary performance for each of the aerospace businesses for the quarters ended June 30, 2016 and 2015 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Net Sales	$3,813	$3,677	4%	$3,716	$3,632	2%
Cost of Sales	3,095	2,845	9%	2,724	2,648	3%
	718	832	(14)%	992	984	1%
Operating Expenses & Other	332	345	(4)%	410	404	1%
Operating Profits	$386	$487	(21)%	$582	$580	—

Operating Profit Margins	10.1%	13.2%	15.7%	16.0%
Summary performance for each of the aerospace businesses for the six months ended June 30, 2016 and 2015 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Net Sales	$7,401	$7,009	6%	$7,221	$7,180	1%
Cost of Sales	5,890	5,409	9%	5,295	5,199	2%
	1,511	1,600	(6)%	1,926	1,981	(3)%
Operating Expenses & Other	715	694	3%	806	832	(3)%
Operating Profits	$796	$906	(12)%	$1,120	$1,149	(3)%

Operating Profit Margins	10.8%	12.9%	15.5%	16.0%
Pratt & Whitney –
Quarter Ended June 30, 2016 Compared with Quarter Ended June 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	—	—	—	—
Cost of Sales	8%	—	—	1%	—
Operating Profits	(10)%	3%	—	(13)%	(1)%
The organic sales increase of 4% primarily reflects higher commercial aftermarket sales, including a sale of legacy hardware (8%) and the benefit from a favorable contract termination (2%) offset by lower military engine sales (3%) and lower commercial engine sales (3%).
Pratt & Whitney's operating profit includes lower pension cost and restructuring savings across its business. The operational profit decrease of 10% was primarily driven by higher negative engine margin due to unfavorable mix within the Commercial Engine business (23%), lower military engine volume and unfavorable military engine mix (8%) and higher research and development spending (5%), partially offset by strong commercial aftermarket volume (29%). Unfavorable year-over-year contract performance, net of a contract termination benefit and a contract settlement (11%) was partially offset by profit recognized from a sale of legacy hardware (7%).

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	—	—	—	—
Cost of Sales	9%	—	—	—	—
Operating Profits	(9)%	4%	—	(6)%	(1)%
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
The organic sales increase of 6% primarily reflects higher commercial aftermarket sales (8%) and the benefit from a favorable contract termination (1%) offset by lower commercial engine sales (3%).
Pratt & Whitney's operating profit includes lower pension cost and restructuring savings across its business. The operational profit decrease of 9% was primarily due to higher negative engine margin due to unfavorable mix within the Commercial Engine business (20%), lower military engine volume and unfavorable military engine mix (5%), and higher research and development spending (3%), partially offset by strong commercial aftermarket volume (27%). Unfavorable year-over-year contract performance, net of a contract termination benefit and a contract settlement (10%) was partially offset by profit recognized from a sale of legacy hardware (4%).
UTC Aerospace Systems –
Quarter Ended June 30, 2016 Compared with Quarter Ended June 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	—	—	—	—
Cost of Sales	4%	—	—	(1)%	—
Operating Profits	4%	—	—	(1)%	(3)%
The organic sales growth of 2% primarily reflects an increase in commercial aerospace OEM and commercial aftermarket sales volume (4%), offset by lower military OEM and aftermarket sales volume (2%).
The organic increase in operational profit of 4% primarily reflects lower pension costs (6%), higher commercial aftermarket profit contribution (5%), and higher income from licensing agreements (3%), partially offset by the absence of the favorable impact of prior year customer contract negotiations and other settlements (6%) and lower military OEM and military aftermarket profit contribution (4%), primarily driven by lower military sales volume and adverse mix.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	—	—	—	—
Cost of Sales	3%	(1)%	—	—	—
Operating Profits	(4)%	1%	—	3%	(3)%
The organic sales growth of 1% primarily reflects an increase in commercial aerospace OEM and commercial aftermarket sales volume (3%), partially offset by lower military OEM and aftermarket sales volume (2%).
The organic decrease in operational profit of 4% primarily reflects lower commercial aerospace and military OEM profit contribution (10%), primarily driven by lower military sales volume and adverse mix, and the absence of the favorable impact of prior year customer contract negotiations and other settlements (5%), partially offset by lower pension costs (6%), lower research and development costs (3%), higher commercial aerospace aftermarket profit contribution (2%), and lower selling, general and administrative expenses (1%).

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended June 30,		Quarter Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Eliminations and other	$(211)	$(171)	$13	$18
General corporate expenses	—	—	(97)	(120)

	Net Sales		Operating Profits
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Eliminations and other	$(390)	$(328)	$29	$66
General corporate expenses	—	—	(188)	(230)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year increase in the amount of sales eliminations for the quarter and six months ended June 30, 2016, as compared with the same periods of 2015, reflects an increase in the amount of inter-segment sales eliminations, principally between our aerospace businesses. The year-over-year decline in operating profit for the quarter and six months ended June 30, 2016, as compared with the same periods of 2015, reflects a decrease in royalty income in 2016. The year-over-year decline in general corporate expenses for the quarter and six months ended June 30, 2016, as compared with the same periods in 2015, primarily reflects lower expenses related to salaries,wages and employee benefits.
LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	June 30, 2016	December 31, 2015	June 30, 2015
Cash and cash equivalents	$6,785	$7,075	$5,818
Total debt	22,537	20,425	22,431
Net debt (total debt less cash and cash equivalents)	15,752	13,350	16,613
Total equity	30,648	28,844	31,938
Total capitalization (debt plus equity)	53,185	49,269	54,369
Net capitalization (debt plus equity less cash and cash equivalents)	46,400	42,194	48,551

Debt to total capitalization	42%	41%	41%
Net debt to net capitalization	34%	32%	34%
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
Our domestic pension funds experienced a positive return on assets of 5.44% during the first six months of 2016. Approximately 88% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (12%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the impact of higher discount rates for pension obligations, a change in the manner of estimating discount rates for service cost and interest cost and the continued recognition of prior pension investment gains, partially offset by a reduction in the expected return on plan assets and 2015 actual returns on plan assets, will result in decreased pension expense in 2016 of approximately $500 million as compared to 2015, including a $215 million decrease in 2016 pension expense as a result of the change in approach to estimating the service and interest components of net periodic pension cost for our significant pension plans, as more fully discussed in Note 7.

Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization increased to 42% at June 30, 2016, primarily reflecting additional borrowings in 2015 and 2016 to fund share repurchases, partially offset by growth in equity in 2016 primarily related to earnings during the period partially offset by dividends. The average maturity of our long-term debt at June 30, 2016 is approximately twelve years. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
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
At June 30, 2016, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in May 2019. As of June 30, 2016, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2016, our maximum commercial paper borrowing limit was $4.35 billion.
On March 13, 2015, we entered into ASR agreements to repurchase an aggregate of $2.65 billion of our common stock, which was largely funded by our commercial paper borrowings. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 18.6 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. On July 31, 2015, the shares associated with the remaining portion of the aggregate purchase were settled upon final delivery to us of approximately 4.2 million additional shares of common stock.
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. for approximately $9.1 billion in cash. In connection with the sale of Sikorsky, we have made tax payments of approximately $2.5 billion in 2016. Subject to resolution of outstanding matters with taxing authorities, we expect remaining tax payments related to the sale of Sikorsky to be less than $100 million.
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
On January 19, 2016, the shares associated with the remaining portion of the first tranche of the aggregate purchase were settled upon final delivery to us of approximately 2.1 million shares of common stock. The final settlement of the transactions under the remaining five tranches is expected to occur in the third quarter of 2016.
At June 30, 2016, approximately 99% of our cash was held by UTC's foreign subsidiaries, due to our extensive international operations. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
We continue to be involved in litigation with the German Tax Office in the German Tax Court with respect to certain tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. We made tax and interest payments of approximately $300 million during 2015, including approximately $258 million paid during the six months ended June 30, 2015, to avoid additional interest accruals while we continue to litigate this matter. We do not expect to make significant additional tax or interest payments pending final resolution of this matter. See Note 14 to the Condensed Consolidated Financial Statements for a further discussion of this German tax litigation.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of June 30, 2016 and December 31, 2015, the amount of such restricted cash was approximately $28 million and $45 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Net cash flows provided by operating activities of continuing operations	$2,571	$3,022
Cash generated from operating activities of continuing operations in the six months ended June 30, 2016 was approximately $451 million lower than the same period in 2015, driven by lower net income (net of noncash charges) of approximately $305 million, the first of four annual payments of CAD327 million (approximately $237 million) under the previously disclosed 2015 agreement with federal and provincial Canadian government agencies, partially offset by a decrease in cash outflows for working capital of approximately $86 million in the six months ended June 30, 2016 over the prior year period.
In the six months ended June 30, 2016, accounts receivable increased approximately $679 million, primarily in our aerospace businesses, due to the growth in commercial aerospace OEM and aftermarket sales in the period, and at UTC Climate, Controls & Security, primarily reflecting seasonal volumes in the North American HVAC business and other growth in the refrigeration business. Factoring activity in the quarter ended June 30, 2016, excluding customer-funded factoring at Pratt & Whitney related to certain extensions of contractual payment terms, was consistent with the prior year. Increases in inventories were primarily in our aerospace businesses supporting an increase in customers' platform deliveries and related aftermarket demand, which were more than offset by increased customer advances at Pratt & Whitney and Otis, and increased accounts payable across all businesses.
For the six months ended June 30, 2015, cash outflows for working capital were primarily driven by increases in inventories across all businesses and accounts receivable primarily within our commercial businesses, as well as net liquidations of customer advances primarily in Pratt & Whitney's military programs, partially offset by increases in accounts payable and accrued liabilities. Inventories increased at UTC Climate, Controls & Security supporting demand for the peak cooling season and to meet other contractual deliveries, and at Pratt & Whitney and UTC Aerospace Systems supporting an increase in customers' platform deliveries and related aftermarket demand. Accounts receivable increased approximately $418 million, primarily in our commercial businesses, driven by the U.S. commercial and residential HVAC business at UTC Climate, Controls & Security and Otis new equipment sales primarily in North America. Increases in accounts payable and accrued liabilities primarily relate to seasonal volumes and program activities in our commercial businesses, and were partially offset by payments of approximately $258 million related to tax and interest accruals on the German tax matter discussed further in Note 14 to the Condensed Consolidated Financial Statements.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the six months ended June 30, 2016 and 2015 were $107 million and $70 million, respectively. Although our domestic pension plans are approximately 82% funded on a projected benefit obligation basis as of June 30, 2016, and we are not required to make additional contributions through the end of 2020, we may elect to make discretionary contributions in 2016. We expect to make total cash contributions of approximately $200 million to our global defined benefit pension plans in 2016. Contributions to our global defined benefit pension plans in 2016 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Net cash flows used in investing activities of continuing operations	$(1,342)	$(496)
Cash flows used in investing activities of continuing operations for the six months ended June 30, 2016 primarily reflect capital expenditures of approximately $649 million, cash investments in businesses of approximately $538 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $313 million. Cash flows used in investing activities of continuing operations for the six months ended June 30, 2015 primarily reflect capital expenditures of approximately $654 million and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms of approximately $377 million, partially offset by net cash receipts of approximately $414 million from the settlement of derivative instruments and $166 million from business dispositions.
During the six months ended June 30, 2016, our collaboration intangible assets increased by approximately $199 million, of which $169 million resulted from payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the six months ended June 30, 2016 primarily relate to investments in new programs at Pratt & Whitney and UTC Aerospace Systems.
Cash investments in businesses in the six months ended June 30, 2016 were approximately $538 million, and consisted of the acquisition of a majority interest in an Italian heating products and services company by UTC Climate, Controls & Security and a number of small acquisitions, primarily in our commercial businesses. We expect total cash investments for acquisitions in 2016 to be approximately $1 billion to $2 billion, including acquisitions completed during the six months ended June 30, 2016. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. During the six months ended June 30, 2016 and 2015, we had net cash receipts of approximately $86 million and $414 million, respectively, from the settlement of these derivative instruments.
Customer financing activities were a net use of cash of $14 million and $95 million for the six months ended June 30, 2016 and 2015, respectively. While we expect that 2016 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $13.7 billion at June 30, 2016 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.7 billion may be required to be disbursed during the remainder of 2016. We had commercial aerospace financing and other contractual commitments of approximately $14.6 billion at December 31, 2015.
Cash Flow - Financing Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Net cash flows provided by (used in) financing activities of continuing operations	$928	$(1,541)
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt, including approximately $2.3 billion of net debt issuances in the six months ended June 30, 2016. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $0.6 billion of outstanding commercial paper at June 30, 2016.

At June 30, 2016, management had remaining authority to repurchase approximately $5,964 million of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Other than the transactions under the ASR agreements discussed above, we repurchased approximately 364,000 shares of our common stock for approximately $36 million during the six months ended June 30, 2016, and expect 2016 full year share repurchases to be approximately $3 billion. During the six months ended June 30, 2015, we repurchased approximately 3 million shares of our common stock for approximately $350 million, in addition to the shares repurchased under the $2.65 billion ASR discussed above. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on common stock of $0.64 per share in the first quarter of 2016 and $0.66 per share in the second quarter of 2016, totaling approximately $1,035 million in the aggregate for the six months ended June 30, 2016. On June 8, 2016, the Board of Directors declared, effective July 5, 2016, a dividend of $0.66 per share payable September 10, 2016 to shareowners of record at the close of business on August 19, 2016.
On April 29, 2016, we renewed our universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Cash Flow - Discontinued Operations

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Net cash flows used in discontinued operations	$(2,457)	$(239)
Cash flows used in discontinued operations primarily represent cash flows related to Sikorsky. For the six months ended June 30, 2016, cash flows used in operating activities of discontinued operations primarily reflect the payment of taxes associated with the net gain realized on the sale of Sikorsky to Lockheed Martin Corp. in November 2015. For the six months ended June 30, 2015, the net cash flows used in discontinued operations were primarily driven by net liquidations of customer advances as well as approximately $52 million of capital expenditures at Sikorsky.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2015 Annual Report, incorporated by reference in our 2015 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of June 30, 2016, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2016. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2015 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the six months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	new business opportunities;

•	our ability to realize the intended benefits of organizational changes;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the timing and scope of future repurchases of our common stock, which may be suspended at any time due to market conditions and the level of other investing activities and uses of cash;

•	the outcome of legal proceedings, investigations and other contingencies;

•	pension plan assumptions and future contributions;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•
the effect of changes in political conditions in the U.S. and other countries in which we operate, including but not limited to the effect of the U.K.'s pending withdrawal from the EU, on general market conditions and currency exchange rates in the near term and beyond; and

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
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Export Violations
As previously disclosed, on June 28, 2012, we entered into a Consent Agreement (CA) with the U.S. State Department’s Office of Defense Trade Controls Compliance (DTCC) to resolve violations of the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR) that we had voluntarily disclosed to DTCC. The CA has a four-year term, and provides that we: (1) pay a civil penalty of $55 million, $20 million of which has been suspended based on qualifying compliance investments made by us prior to or during the term of the CA; (2) appoint, subject to DTCC approval, an outside Special Compliance Official (SCO) to oversee our compliance with the CA and the AECA and ITAR; (3) continue and undertake additional remedial actions to strengthen AECA and ITAR compliance, with emphasis on human resources and organization, training, automation, and security of electronic data; and (4) sponsor two Company-wide outside compliance audits during the term of the CA. The CA remains in force beyond the four-year term until the DTCC determines that we have completed the agreement’s requirements and formally notifies us that the CA is concluded. We continue to fully cooperate with the DTCC and anticipate a decision in 2016. We believe we have met all requirements of the CA and completed our obligations in accordance with its terms.
As previously disclosed, in June 2012, DTCC imposed a partial statutory debarment on P&WC with respect to obtaining new or renewed ITAR license privileges following P&WC's guilty plea to criminal violation of the AECA and ITAR. The debarment does not affect ITAR licenses/authorizations existing at the time of the partial debarment, nor does it extend to programs supporting: (1) the U.S. Government; (2) NATO allies; or (3) "major non-NATO allies" (as defined in the ITAR). P&WC may seek and has received "transaction exception" approvals on a case-by-case basis for new or renewed ITAR licensing in other cases during the period of debarment. In February 2015, P&WC applied for full reinstatement of its ITAR privileges. DTCC’s decision on P&WC’s application is pending.
See Note 14, Contingent Liabilities, for discussion regarding other legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2015 Form 10-K and Part II, Item 1, "Legal Proceedings," of our 2016 Form 10-Q (Q1).

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended June 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2016	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions) *
April 1 - April 30	—	$—	—	$6,000
May 1 - May 31	294	99.56	294	$5,971
June 1 - June 30	70	99.84	70	$5,964
Total	364	$99.61	364
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At June 30, 2016, the maximum dollar value of shares that may yet be purchased under this current program was approximately $5,964 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. No shares were reacquired in transactions outside the program during the quarter ended June 30, 2016.
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
On January 19, 2016, the shares associated with the remaining portion of the first tranche of the aggregate purchase were settled upon final delivery to us of approximately 2.1 million shares of common stock at an average price of $93.21. The final settlement of the transactions under the remaining five tranches is expected to occur in the third quarter of 2016.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20160630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20160630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20160630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20160630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20160630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20160630_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	July 29, 2016	by:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 29, 2016	by:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Corporate Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20160630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20160630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20160630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20160630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20160630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20160630_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.