Form 10-Q
period 2016-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2016-10-27
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
At September 30, 2016 there were 823,405,687 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2016

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015
Net Sales:
Product sales	$10,194	$9,642
Service sales	4,160	4,146
	14,354	13,788
Costs and Expenses:
Cost of products sold	7,522	7,114
Cost of services sold	2,820	2,686
Research and development	582	546
Selling, general and administrative	1,390	1,359
	12,314	11,705
Other income, net	211	219
Operating profit	2,251	2,302
Interest expense, net	225	184
Income from continuing operations before income taxes	2,026	2,118
Income tax expense	492	592
Net income from continuing operations	1,534	1,526
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	91	99
Income from continuing operations attributable to common shareowners	1,443	1,427
Discontinued operations (Note 2):
Income from operations	1	27
Loss on disposal	(4)	(38)
Income tax benefit (expense)	40	(54)
Income (loss) from discontinued operations attributable to common shareowners	37	(65)
Net income attributable to common shareowners	$1,480	$1,362
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.76	$1.63
Net income attributable to common shareowners	$1.80	$1.55
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.74	$1.61
Net income attributable to common shareowners	$1.78	$1.54
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015
Net Sales:
Product sales	$30,247	$29,725
Service sales	12,338	12,073
	42,585	41,798
Costs and Expenses:
Cost of products sold	22,542	21,952
Cost of services sold	8,195	7,826
Research and development	1,711	1,668
Selling, general and administrative	4,204	4,261
	36,652	35,707
Other income, net	600	808
Operating profit	6,533	6,899
Interest expense, net	673	618
Income from continuing operations before income taxes	5,860	6,281
Income tax expense	1,548	1,748
Net income from continuing operations	4,312	4,533
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	271	281
Income from continuing operations attributable to common shareowners	4,041	4,252
Discontinued operations (Note 2):
Income from operations	2	284
Gain (loss) on disposal	11	(66)
Income tax expense	(12)	(140)
Income from discontinued operations attributable to common shareowners	1	78
Net income attributable to common shareowners	$4,042	$4,330
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$4.90	$4.82
Net income attributable to common shareowners	$4.91	$4.91
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$4.86	$4.76
Net income attributable to common shareowners	$4.86	$4.85
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Net income from continuing operations	$1,534	$1,526	$4,312	$4,533
Income (loss) from discontinued operations	37	(65)	1	78
Net income	1,571	1,461	4,313	4,611
Other comprehensive (loss) income, net of tax (expense) benefit:
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	(359)	(936)	(596)	(1,202)
Less: Reclassification adjustments for gain on sale of an investment in a foreign entity recognized in Other income, net	(1)	—	—	(1)
	(360)	(936)	(596)	(1,203)
Pension and post-retirement benefit plans
Pension and post-retirement benefit plans adjustments during the period	7	112	(30)	157
Amortization of actuarial loss, prior service cost and transition obligation	127	216	381	651
	134	328	351	808
Tax expense	(50)	(120)	(131)	(296)
	84	208	220	512
Unrealized gain (loss) on available-for-sale securities
Unrealized holding gain (loss) arising during period	49	(69)	139	18
Reclassification adjustments for gain included in Other income, net	(20)	(2)	(72)	(56)
	29	(71)	67	(38)
Tax (expense) benefit	(11)	28	(25)	17
	18	(43)	42	(21)
Change in unrealized cash flow hedging
Unrealized cash flow hedging (loss) gain arising during period	(7)	(152)	188	(274)
Loss reclassified into Product sales	32	64	139	164
	25	(88)	327	(110)
Tax (expense) benefit	(7)	25	(87)	32
	18	(63)	240	(78)
Other comprehensive loss, net of tax	(240)	(834)	(94)	(790)
Comprehensive income	1,331	627	4,219	3,821
Less: Comprehensive income attributable to noncontrolling interest	(96)	(76)	(287)	(218)
Comprehensive income attributable to common shareowners	$1,235	$551	$3,932	$3,603
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$7,107	$7,075
Accounts receivable, net	11,500	10,653
Inventories and contracts in progress, net	9,081	8,135
Other assets, current	860	843
Total Current Assets	28,548	26,706
Customer financing assets	1,077	1,018
Future income tax benefits	1,765	1,961
Fixed assets	19,384	18,494
Less: Accumulated depreciation	(10,395)	(9,762)
Fixed assets, net	8,989	8,732
Goodwill	27,422	27,301
Intangible assets, net	15,800	15,603
Other assets	6,461	6,163
Total Assets	$90,062	$87,484
Liabilities and Equity
Short-term borrowings	$871	$926
Accounts payable	7,432	6,875
Accrued liabilities	12,634	14,638
Long-term debt currently due	1,604	179
Total Current Liabilities	22,541	22,618
Long-term debt	20,190	19,320
Future pension and postretirement benefit obligations	5,552	6,022
Other long-term liabilities	10,700	10,558
Total Liabilities	58,983	58,518
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	315	122
Shareowners' Equity:
Common Stock	17,213	16,033
Treasury Stock	(32,584)	(30,907)
Retained earnings	52,384	49,956
Unearned ESOP shares	(97)	(105)
Accumulated other comprehensive loss	(7,729)	(7,619)
Total Shareowners' Equity	29,187	27,358
Noncontrolling interest	1,577	1,486
Total Equity	30,764	28,844
Total Liabilities and Equity	$90,062	$87,484
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Operating Activities of Continuing Operations:
Net income from continuing operations	$4,312	$4,533
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	1,456	1,401
Deferred income tax provision	273	444
Stock compensation cost	112	108
Change in:
Accounts receivable	(636)	(430)
Inventories and contracts in progress	(864)	(1,070)
Other current assets	(27)	(100)
Accounts payable and accrued liabilities	774	(88)
Global pension contributions	(125)	(93)
Canadian government settlement	(237)	—
Other operating activities, net	(502)	(661)
Net cash flows provided by operating activities of continuing operations	4,536	4,044
Investing Activities of Continuing Operations:
Capital expenditures	(1,043)	(1,044)
Investments in businesses	(535)	(329)
Dispositions of businesses	148	172
Increase in customer financing assets, net	(74)	(128)
Increase in collaboration intangible assets	(301)	(331)
(Payments) receipts from settlements of derivative contracts	(29)	147
Other investing activities, net	(15)	97
Net cash flows used in investing activities of continuing operations	(1,849)	(1,416)
Financing Activities of Continuing Operations:
Issuance of long-term debt, net	2,281	4
(Decrease) increase in short-term borrowings, net	(63)	2,891
Proceeds from Common Stock issuance - equity unit remarketing	—	1,100
Proceeds from Common Stock issued under employee stock plans	6	39
Dividends paid on Common Stock	(1,561)	(1,643)
Repurchase of Common Stock	(528)	(4,000)
Other financing activities, net	(338)	(252)
Net cash flows used in financing activities of continuing operations	(203)	(1,861)
Discontinued Operations:
Net cash used in operating activities	(2,486)	(299)
Net cash provided by (used in) investing activities	6	(66)
Net cash used in financing activities	—	(1)
Net cash flows used in discontinued operations	(2,480)	(366)
Effect of foreign exchange rate changes on cash and cash equivalents	28	(143)
Net increase in cash and cash equivalents	32	258
Cash and cash equivalents, beginning of year	7,075	5,235
Cash and cash equivalents, end of period	7,107	5,493
Less: Cash and cash equivalents of businesses held for sale	—	16
Cash and cash equivalents, end of period	$7,107	$5,477
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at September 30, 2016 and for the quarters and nine months ended September 30, 2016 and 2015 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2015 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2015 (2015 Form 10-K).
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. The ASU also requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities, and that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the ASU also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We have elected to early adopt the requirements of the amended standard in the third quarter of 2016 and are therefore required to report the impacts as though adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits of approximately $13 million and $11 million for the quarter and nine months ended September 30, 2016, respectively. In addition, we recognized the additional income tax benefits and cash paid by directly withholding shares for tax withholding purposes of $29 million for the nine months ended September 30, 2016 as an increase in net cash flows provided by operating activities of continuing operations, and an increase in net cash flows used in financing activities of continuing operations. There is no change to our accounting policy with respect to estimation of forfeitures.
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. On November 6, 2015, we completed the sale of the Sikorsky Aircraft business (Sikorsky) to Lockheed Martin Corp. Accordingly, the results of operations and the related cash flows of Sikorsky have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2015 and in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015. See Note 2 for further discussion.
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the nine months ended September 30, 2016, our investment in business acquisitions was $537 million, including debt assumed of $2 million, and consisted of the acquisition of a majority interest in an Italian heating products and services company by UTC Climate, Controls & Security and a number of small acquisitions, primarily in our commercial businesses.
Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2016 were as follows:

(Dollars in millions)	Balance as of January 1, 2016	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of September 30, 2016
Otis	$1,566	$19	$49	$1,634
UTC Climate, Controls & Security	9,458	450	(208)	9,700
Pratt & Whitney	1,515	—	(4)	1,511
UTC Aerospace Systems	14,759	25	(210)	14,574
Total Segments	27,298	494	(373)	27,419
Eliminations and other	3	—	—	3
Total	$27,301	$494	$(373)	$27,422

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2016		December 31, 2015
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,068	$(1,404)	$1,977	$(1,307)
Patents and trademarks	379	(202)	361	(189)
Collaboration intangible assets	3,637	(176)	3,336	(86)
Customer relationships and other	12,840	(3,410)	12,430	(2,988)
	18,924	(5,192)	18,104	(4,570)
Unamortized:
Trademarks and other	2,068	—	2,069	—
Total	$20,992	$(5,192)	$20,173	$(4,570)
Customer relationship intangible assets include payments made to our customers to secure certain contractual rights. Such payments are capitalized when there are distinct rights obtained and there are sufficient incremental cash flows to support the recoverability of the assets established. Otherwise, the applicable portion of the payments are expensed. We amortize these intangible assets based on the underlying pattern of economic benefit, which may result in an amortization method other than straight-line. In the aerospace industry, amortization based on the pattern of economic benefit generally results in lower amortization expense during the development period with increasing amortization expense as programs enter full production and aftermarket cycles. If a pattern of economic benefit cannot be reliably determined, a straight-line amortization method is used. We classify amortization of such payments as a reduction of sales. The collaboration intangible assets are amortized based upon the pattern of economic benefits as represented by the underlying cash flows.
Amortization of intangible assets for the quarter and nine months ended September 30, 2016 was $197 million and $578 million, respectively, compared with $183 million and $537 million for the same periods of 2015. The following is the expected amortization of intangible assets for the years 2016 through 2021, which reflects the pattern of expected economic benefit on certain aerospace intangible assets.

(Dollars in millions)	Remaining 2016	2017	2018	2019	2020	2021
Amortization expense	$197	$817	$874	$879	$865	$827
Note 2: Discontinued Operations
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. Accordingly, the results of operations and the cash flows related to Sikorsky have been reclassified to Discontinued Operations in our Condensed Consolidated Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2015, and in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015. In the nine months ended September 30, 2016, we recognized approximately $11 million of additional gain on the disposal, primarily resulting from the settlement of working capital adjustments. In the quarter and nine months ended September 30, 2016, we recognized approximately $40 million of income tax benefit and $12 million of income tax expense, respectively, including the impacts related to filing Sikorsky's 2015 tax returns. Net cash outflows from discontinued operations of approximately $2.5 billion for the nine months ended September 30, 2016 were primarily due to the payment of taxes related to the 2015 gain realized on the sale of Sikorsky.

The following summarized financial information related to Sikorsky has been segregated from continuing operations and reported as Discontinued Operations:

Income (Expense)	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Discontinued Operations:
Net sales	$—	$1,421	$—	$4,379
Cost of sales	—	(1,163)	—	(3,628)
Research and development	—	(47)	—	(133)
Selling, general and administrative	1	(88)	2	(264)
Pension curtailment	—	(110)	—	(110)
Other income, net	—	14	—	40
Income from operations	1	27	2	284
(Loss) gain on disposal	(4)	(38)	11	(66)
Income tax benefit (expense)	40	(54)	(12)	(140)
Income (loss) from discontinued operations	$37	$(65)	$1	$78
Note 3: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts; shares in millions)	2016	2015	2016	2015
Net income attributable to common shareowners:
Net income from continuing operations	$1,443	$1,427	$4,041	$4,252
Income (loss) from discontinued operations	37	(65)	1	78
Net income attributable to common shareowners	$1,480	$1,362	$4,042	$4,330
Basic weighted average number of shares outstanding	822.4	876.4	824.0	882.1
Stock awards and equity units	8.8	8.6	7.8	11.5
Diluted weighted average number of shares outstanding	831.2	885.0	831.8	893.6
Earnings (Loss) Per Share of Common Stock - Basic:
Net income from continuing operations	$1.76	$1.63	$4.90	$4.82
Income (loss) from discontinued operations	0.04	(0.07)	—	0.09
Net income attributable to common shareowners	1.80	1.55	4.91	4.91
Earnings (Loss) Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.74	$1.61	$4.86	$4.76
Income (loss) from discontinued operations	0.04	(0.07)	—	0.09
Net income attributable to common shareowners	1.78	1.54	4.86	4.85
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. For the quarter and nine months ended September 30, 2016, the number of stock awards excluded from the computation was approximately 12.2 million and 15.0 million, respectively. For the quarter and nine months ended September 30, 2015, the number of stock awards excluded from the computation was approximately 10.3 million and 8.8 million, respectively.

Note 4: Inventories and Contracts in Progress

(Dollars in millions)	September 30, 2016	December 31, 2015
Raw materials	$2,209	$2,037
Work-in-process	2,807	2,422
Finished goods	3,438	3,183
Contracts in progress	9,580	8,668
	18,034	16,310
Less:
Progress payments, secured by lien, on U.S. Government contracts	(157)	(239)
Billings on contracts in progress	(8,796)	(7,936)
	$9,081	$8,135
Included within inventory are capitalized contract development costs related to certain aerospace programs at UTC Aerospace Systems. As of September 30, 2016 and December 31, 2015, these capitalized costs were $148 million and $152 million, respectively, which will be liquidated as production units are delivered to the customer. Within commercial aerospace, inventory costs attributable to new engine offerings are recognized based on the average cost per unit expected over the life of each contract using the units-of-delivery method of percentage of completion accounting. Under this method, costs of initial engine deliveries in excess of the projected contract per unit average cost are capitalized, and these capitalized amounts are subsequently expensed as additional engine deliveries occur for engines with costs below the projected contract per unit average cost over the life of the contract. As of September 30, 2016 and December 31, 2015, inventory included $144 million and $13 million, respectively, of such capitalized amounts.
Note 5: Borrowings and Lines of Credit

(Dollars in millions)	September 30, 2016	December 31, 2015
Commercial paper	$780	$727
Other borrowings	91	199
Total short-term borrowings	$871	$926
At September 30, 2016, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion, pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of September 30, 2016, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2016, our maximum commercial paper borrowing limit was $4.35 billion. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
On February 22, 2016, we issued €950 million aggregate principal amount of 1.125% notes due 2021, €500 million aggregate principal amount of 1.875% notes due 2026 and €750 million aggregate principal amount of floating rate notes due 2018. The net proceeds from these debt issuances were used for general corporate purposes.

Long-term debt consisted of the following:

(Dollars in millions)	September 30, 2016	December 31, 2015
5.375% notes due 2017 [1]	$1,000	$1,000
1.800% notes due 2017 [1]	1,500	1,500
Floating rate notes due 2018 (€750 million principal value) [2]	841	—
1.778% junior subordinated notes due 2018	1,100	1,100
6.800% notes due 2018	99	99
6.125% notes due 2019 [1]	1,250	1,250
8.875% notes due 2019	271	271
4.500% notes due 2020 [1]	1,250	1,250
4.875% notes due 2020	171	171
1.125% notes due 2021 (€950 million principal value) [3]	1,066	—
8.750% notes due 2021	250	250
3.100% notes due 2022 [1]	2,300	2,300
1.250% notes due 2023 (€750 million principal value) [3]	841	817
1.875% notes due 2026 (€500 million principal value) [3]	561	—
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029 [1]	550	550
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.150% notes due 2045 [4]	850	850
Project financing obligations	135	191
Other (including capitalized leases)	192	306
Total principal long-term debt	21,761	19,439
Other (fair market value adjustments and discounts)	33	60
Total long-term debt	21,794	19,499
Less: current portion	1,604	179
Long-term debt, net of current portion	$20,190	$19,320

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

2
These notes bear interest at the three-month EURIBOR rate plus 0.800%, established quarterly. The interest rate in effect at September 30, 2016 was 0.501%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within a range of $100 million to $685 million of unrecognized tax benefits may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, in the courts, or the closure of tax statutes. See Note 15, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
During the quarter, the Company recognized a non-cash benefit of approximately $58 million, primarily tax, as a result of the closure of the audit by the Examination Division of the Internal Revenue Service of Goodrich Corporation tax years 2011 and 2012 through the date of acquisition by UTC. UTC tax years 2011 and 2012 are currently under review by the Examination Division of the Internal Revenue Service. Completion of that examination is possible within the next 3 to 6 months and could result in related non-cash gains, primarily tax, in the range of $150 million to $275 million.
Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Defined benefit plans	$18	$23	$125	$93
Defined contribution plans	79	82	235	264
There were no contributions to our domestic defined benefit pension plans in the quarters and nine months ended September 30, 2016 and 2015. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Service cost	$96	$124	$1	$1
Interest cost	302	350	9	8
Expected return on plan assets	(554)	(566)	—	—
Amortization of prior service credit	(7)	(3)	—	—
Recognized actuarial net loss (gain)	135	220	(1)	(1)
Net settlement and curtailment loss	3	128	—	—
Total net periodic benefit (income) cost	$(25)	$253	$9	$8

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Service cost	$287	$373	$3	$3
Interest cost	908	1,051	25	24
Expected return on plan assets	(1,669)	(1,700)	—	—
Amortization of prior service credit	(22)	(8)	—	—
Recognized actuarial net loss (gain)	406	662	(3)	(3)
Net settlement and curtailment loss	18	137	—	—
Total net periodic benefit (income) cost	$(72)	$515	$25	$24
Net settlements and curtailment losses for pension benefits include curtailment losses of approximately $110 million related to, and recorded in, discontinued operations for the quarter and nine months ended September 30, 2015. Total net periodic benefit cost in the table above includes approximately $25 million and $74 million related to, and recorded in, discontinued operations for the quarter and nine months ended September 30, 2015, respectively.
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
As part of our long-term strategy to de-risk our defined benefit pension plans, we entered into an agreement to purchase a group annuity contract to transfer approximately $775 million of our outstanding pension benefit obligations related to certain U.S. retirees or beneficiaries, which was finalized on October 12, 2016. We have also offered certain former U.S. employees or beneficiaries with a vested pension benefit an option to take a one-time lump sum distribution in lieu of future monthly pension payments, which is expected to reduce our pension benefit obligations by approximately $995 million by the end of 2016. These transactions are expected to reduce the assets of our defined benefit pension plans by approximately $1.5 billion. As a result of these transactions, we expect to recognize a one-time pre-tax pension settlement charge in the range of $400 million to $530 million in the fourth quarter of 2016.
Note 8: Restructuring Costs
During the nine months ended September 30, 2016, we recorded net pre-tax restructuring costs totaling $201 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$41
UTC Climate, Controls & Security	71
Pratt & Whitney	50
UTC Aerospace Systems	32
Eliminations and other	7
Total	$201

Restructuring charges incurred during the nine months ended September 30, 2016 primarily relate to actions initiated during 2016 and 2015, and were recorded as follows:

(Dollars in millions)
Cost of sales	$110
Selling, general and administrative	65
Other expense	26
Total	$201
2016 Actions. During the nine months ended September 30, 2016, we recorded net pre-tax restructuring costs totaling $143 million, including $71 million in cost of sales, $46 million in selling, general and administrative expenses and $26 million in other expense. The 2016 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field operations, and costs to exit legacy programs.
We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2016 and 2017. No specific plans for significant other actions have been finalized at this time. The following table summarizes the accrual balance and utilization for the 2016 restructuring actions for the quarter and nine months ended September 30, 2016:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended September 30, 2016
Restructuring accruals at June 30, 2016	$27	$60	$87
Net pre-tax restructuring costs	22	8	30
Utilization and foreign exchange	(12)	(6)	(18)
Balance at September 30, 2016	$37	$62	$99

Nine Months Ended September 30, 2016
Net pre-tax restructuring costs	$71	$72	$143
Utilization and foreign exchange	(34)	(10)	(44)
Balance at September 30, 2016	$37	$62	$99
The following table summarizes expected, incurred and remaining costs for the 2016 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2016	Costs Incurred Quarter Ended June 30, 2016	Costs Incurred Quarter Ended September 30, 2016	Remaining Costs at September 30, 2016
Otis	$38	$(10)	$(13)	$(9)	$6
UTC Climate, Controls & Security	53	(13)	(8)	(13)	19
Pratt & Whitney	61	—	(61)	—	—
UTC Aerospace Systems	90	(5)	(3)	(8)	74
Total	$242	$(28)	$(85)	$(30)	$99
2015 Actions. During the nine months ended September 30, 2016, we recorded net pre-tax restructuring costs totaling $44 million for restructuring actions initiated in 2015, including $35 million in cost of sales and $9 million in selling, general and administrative expenses. The 2015 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. The following table summarizes the accrual balances and utilization for the 2015 restructuring actions for the quarter and nine months ended September 30, 2016:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended September 30, 2016
Restructuring accruals at June 30, 2016	$113	$25	$138
Net pre-tax restructuring costs	(14)	5	(9)
Utilization and foreign exchange	(36)	(2)	(38)
Balance at September 30, 2016	$63	$28	$91

Nine Months Ended September 30, 2016
Restructuring accruals at December 31, 2015	$183	$23	$206
Net pre-tax restructuring costs	23	21	44
Utilization and foreign exchange	(143)	(16)	(159)
Balance at September 30, 2016	$63	$28	$91
The following table summarizes expected, incurred and remaining costs for the 2015 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred in 2015	Costs Incurred Quarter Ended March 31, 2016	Costs Incurred Quarter Ended June 30, 2016	(Costs Incurred) Reversals Quarter Ended September 30, 2016	Remaining Costs at September 30, 2016
Otis	$51	$(35)	$(5)	$(5)	$(2)	$4
UTC Climate, Controls & Security	195	(83)	(14)	(14)	(5)	79
Pratt & Whitney	59	(82)	(1)	—	24	—
UTC Aerospace Systems	140	(105)	(8)	(4)	(3)	20
Eliminations and other	28	(21)	(1)	(1)	(5)	—
Total	$473	$(326)	$(29)	$(24)	$9	$103

During the quarter ended September 30, 2016, we had reversals of previously accrued restructuring reserves of approximately $32 million, the majority of which related to a Pratt & Whitney business that was sold in the third quarter of 2016 after originally being scheduled for closure.
2014 and Prior Actions. As of September 30, 2016, we have approximately $42 million of accrual balances remaining related to 2014 and prior actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $18.0 billion and $15.6 billion at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the fair value of derivative instruments as of September 30, 2016 and December 31, 2015 which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments	$30	$4	$130	$428
Derivatives not designated as hedging instruments	71	97	51	105
As discussed in Note 5, we have issued approximately €2.95 billion of Euro-denominated debt, which qualifies as a net investment hedge against our investments in European businesses. As of September 30, 2016, the net investment hedge is deemed to be effective.
The amount of gains and losses related to the Company's derivative financial instruments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
(Loss) gain recorded in Accumulated other comprehensive loss	$(7)	$(152)	$188	$(274)
Loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	32	64	139	164
Assuming current market conditions continue, a $53 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2016, all derivative contracts accounted for as cash flow hedges will mature by November 2022.
The effect on the Condensed Consolidated Statement of Operations of foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Gain recognized in Other income, net	$19	$35	$49	$65
We paid $29 million and received $147 million from settlements of derivative contracts during the nine months ended September 30, 2016 and 2015, respectively.
Note 10: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015:

September 30, 2016 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$1,005	$1,005	$—	$—
Derivative assets	101	—	101	—
Derivative liabilities	(181)	—	(181)	—

December 31, 2015 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$951	$951	$—	$—
Derivative assets	101	—	101	—
Derivative liabilities	(533)	—	(533)	—
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of September 30, 2016, there were no significant transfers in and out of Level 1 and Level 2.

As of September 30, 2016, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$136	$129	$122	$107
Customer financing notes receivable	459	430	403	403
Short-term borrowings	(871)	(871)	(926)	(926)
Long-term debt (excluding capitalized leases)	(21,774)	(24,938)	(19,476)	(21,198)
Long-term liabilities	(427)	(397)	(458)	(419)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of September 30, 2016:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$129	$—	$129	$—
Customer financing notes receivable	430	—	430	—
Short-term borrowings	(871)	—	(780)	(91)
Long-term debt (excluding capitalized leases)	(24,938)	—	(24,752)	(186)
Long-term liabilities	(397)	—	(397)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $14.5 billion and $14.6 billion as of September 30, 2016 and December 31, 2015, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.
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
Long-term trade accounts receivable, including unbilled receivables related to long-term aftermarket contracts, are principally amounts arising from the sale of goods and delivery of services with a contractual maturity date or realization period of greater than one year, and are recognized as "Other assets" in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as "Customer financing assets" in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business related long-term receivables as of September 30, 2016 and December 31, 2015.

(Dollars in millions)	September 30, 2016	December 31, 2015
Long-term trade accounts receivable	$1,079	$903
Notes and leases receivable	336	451
Total long-term receivables	$1,415	$1,354
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations, to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 11% and 13% of our total long-term receivables were considered to bear high credit risk as of September 30, 2016 and December 31, 2015, respectively.

For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $17 million and $18 million as of September 30, 2016 and December 31, 2015, respectively, are individually evaluated for impairment. At September 30, 2016 and December 31, 2015, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be not recoverable.
Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters and nine months ended September 30, 2016 and 2015 is provided below:

	Quarter Ended September 30,
	2016			2015
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$29,090	$1,558	$30,648	$30,377	$1,561	$31,938
Comprehensive income for the period:
Net income	1,480	91	1,571	1,362	99	1,461
Total other comprehensive (loss) income	(245)	5	(240)	(811)	(23)	(834)
Total comprehensive income for the period	1,235	96	1,331	551	76	627
Common Stock issued - equity unit remarketing	—		—	1,100		1,100
Common Stock issued under employee plans	54		54	65		65
Common Stock repurchased	(649)		(649)	(1,000)		(1,000)
Dividends on Common Stock	(526)		(526)	(547)		(547)
Dividends on ESOP Common Stock	(19)		(19)	(19)		(19)
Dividends attributable to noncontrolling interest		(129)	(129)		(113)	(113)
Sale of subsidiary shares from noncontrolling interest	2	22	24	1	—	1
Acquisition of noncontrolling interest		29	29		—	—
Other	—	1	1	(3)	2	(1)
Equity, end of period	$29,187	$1,577	$30,764	$30,525	$1,526	$32,051

	Nine Months Ended September 30,
	2016			2015
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$27,358	$1,486	$28,844	$31,213	$1,351	$32,564
Comprehensive income for the period:
Net income	4,042	271	4,313	4,330	281	4,611
Total other comprehensive (loss) income	(110)	16	(94)	(727)	(63)	(790)
Total comprehensive income for the period	3,932	287	4,219	3,603	218	3,821
Common Stock issued - equity unit remarketing	—		—	1,100		1,100
Common Stock issued under employee plans	200		200	302		302
Common Stock repurchased	(685)		(685)	(4,000)		(4,000)
Dividends on Common Stock	(1,561)		(1,561)	(1,643)		(1,643)
Dividends on ESOP Common Stock	(56)		(56)	(56)		(56)
Dividends attributable to noncontrolling interest		(270)	(270)		(229)	(229)
(Purchase) sale of subsidiary shares from noncontrolling interest	(4)	21	17	12	10	22
Acquisition of noncontrolling interest		63	63		173	173
Disposition of noncontrolling interest		—	—		(3)	(3)
Other	3	(10)	(7)	(6)	6	—
Equity, end of period	$29,187	$1,577	$30,764	$30,525	$1,526	$32,051
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
On August 3, 2015, we received approximately $1.1 billion from the proceeds of the previously disclosed remarketing of our 1.550% junior subordinated notes, which were originally issued as part of our equity units on June 18, 2012, and issued approximately 11.3 million shares of common stock to settle the purchase obligation of the holders of the equity units under the purchase contract entered into at the time of the original issuance of the equity units.
On November 11, 2015, we entered into ASR agreements to repurchase an aggregate of $6 billion of our common stock utilizing the net after-tax proceeds from the sale of Sikorsky. The ASR agreements provide for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 51.9 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase price have been settled over six tranches. On January 19, 2016, the shares associated with the remaining portion of the first tranche of the aggregate purchase were settled upon final delivery to us of approximately 2.1 million shares of common stock. On September 14 and 15, 2016, the shares associated with the remaining portion of the remaining five tranches of the aggregate purchase were settled upon final delivery to us of approximately 8 million additional shares of common stock. Including the remaining shares associated with the six tranches settled in 2016, the final price under the November 11, 2015 ASR was $96.74 per share.
A summary of the changes in each component of accumulated other comprehensive (loss) income, net of tax for the quarters and nine months ended September 30, 2016 and 2015 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended September 30, 2016
Balance at June 30, 2016	$(2,685)	$(4,999)	$317	$(117)	$(7,484)
Other comprehensive (loss) income before reclassifications, net	(364)	4	30	(5)	(335)
Amounts reclassified, pre-tax	(1)	127	(20)	32	138
Tax (benefit) expense reclassified	—	(47)	8	(9)	(48)
Balance at September 30, 2016	$(3,050)	$(4,915)	$335	$(99)	$(7,729)

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(2,438)	$(5,135)	$293	$(339)	$(7,619)
Other comprehensive (loss) income before reclassifications, net	(612)	(21)	87	138	(408)
Amounts reclassified, pre-tax	—	381	(72)	139	448
Tax (benefit) expense reclassified	—	(140)	27	(37)	(150)
Balance at September 30, 2016	$(3,050)	$(4,915)	$335	$(99)	$(7,729)

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended September 30, 2015
Balance at June 30, 2015	$(1,278)	$(5,405)	$330	$(224)	$(6,577)
Other comprehensive income (loss) before reclassifications, net	(913)	73	(48)	(111)	(999)
Amounts reclassified, pre-tax	—	216	(2)	64	278
Tax (benefit) expense reclassified	—	(81)	7	(16)	(90)
Balance at September 30, 2015	$(2,191)	$(5,197)	$287	$(287)	$(7,388)

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$(1,051)	$(5,709)	$308	$(209)	$(6,661)
Other comprehensive (loss) income before reclassifications, net	(1,139)	104	10	(194)	(1,219)
Amounts reclassified, pre-tax	(1)	651	(56)	164	758
Tax (benefit) expense reclassified	—	(243)	25	(48)	(266)
Balance at September 30, 2015	$(2,191)	$(5,197)	$287	$(287)	$(7,388)
Amounts reclassified that relate to our defined benefit pension and postretirement plans include amortization of prior service costs and transition obligations, and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented (see Note 7 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. The increase in the value of redeemable noncontrolling interest in our Condensed Consolidated Balance Sheet as of September 30, 2016 is primarily related to the acquisition of a majority interest in an Italian heating products and services company by UTC Climate, Controls & Security during the quarter ended June 30, 2016.

Changes in noncontrolling interests that do not result in a change of control, and where there is a difference between fair value and carrying value, are accounted for as equity transactions. For the quarter and nine months ended September 30, 2016, the pro-forma impact on Net income attributable to common shareowners would have been an increase of $2 million and a decrease of $4 million, respectively, had the changes been recorded through net income. For the quarter and nine months ended September 30, 2015 the pro-forma impact on Net income attributable to common shareowners would have been an increase of $1 million and $12 million, respectively, had the changes been recorded through net income.
Note 13: Variable Interest Entities
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

(Dollars in millions)	September 30, 2016	December 31, 2015
Current assets	$2,410	$1,920
Noncurrent assets	1,160	1,102
Total assets	$3,570	$3,022

Current liabilities	$2,222	$1,931
Noncurrent liabilities	1,460	1,355
Total liabilities	$3,682	$3,286
Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2015. The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2016 and 2015 are as follows:

(Dollars in millions)	2016	2015
Balance as of January 1	$1,212	$1,264
Warranties and performance guarantees issued	218	208
Settlements made	(192)	(217)
Other	—	(56)
Balance as of September 30	$1,238	$1,199
The amounts above exclude service and product warranties and product performance guarantees related to Sikorsky of approximately $42 million as of September 30, 2015.
Note 15: Contingent Liabilities
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
On June 2, 2016, the District Court rejected the government’s disgorgement calculation, and found that Pratt & Whitney wrongly received $1,176,619 in profits in fiscal year 1985. On June 22, 2016, the District Court entered a judgment in favor of the government in the amount of $11,050,790, comprised of $1,176,619 for profit disgorgement, $2,784,171 for prejudgment interest, and the civil penalty of $7,090,000. Neither party appealed the June 2016 decision. Pratt & Whitney paid the judgment in full in the third quarter, and the matter is concluded.
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
Our estimated total liability to resolve all pending and unasserted potential future asbestos claims through 2059 is $378 million and is recorded primarily in Other long-term liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2016. This amount is on a pre-tax basis, not discounted, and excludes the Company’s defense fees (which will continue to be expensed by the Company as they are incurred).
In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $106 million, which is included primarily in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2016. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims and considered the amount of insurance available, allocation methodologies, solvency ratings, creditworthiness, and the contractual terms with each insurer.

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
Other.
As described in Note 14 of this Form 10-Q and Note 16 to the Consolidated Financial Statements in our 2015 Annual Report, we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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
Note 16: Segment Financial Data
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
Results for the quarters ended September 30, 2016 and 2015 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Otis	$3,018	$3,043	$584	$642	19.4%	21.1%
UTC Climate, Controls & Security	4,415	4,279	801	771	18.1%	18.0%
Pratt & Whitney	3,501	3,234	340	419	9.7%	13.0%
UTC Aerospace Systems	3,646	3,457	600	572	16.5%	16.5%
Total segments	14,580	14,013	2,325	2,404	15.9%	17.2%
Eliminations and other	(226)	(225)	18	(1)
General corporate expenses	—	—	(92)	(101)
Consolidated	$14,354	$13,788	$2,251	$2,302	15.7%	16.7%

Results for the nine months ended September 30, 2016 and 2015 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Otis	$8,830	$8,886	$1,631	$1,796	18.5%	20.2%
UTC Climate, Controls & Security	12,602	12,585	2,279	2,323	18.1%	18.5%
Pratt & Whitney	10,902	10,243	1,136	1,325	10.4%	12.9%
UTC Aerospace Systems	10,867	10,637	1,720	1,721	15.8%	16.2%
Total segments	43,201	42,351	6,766	7,165	15.7%	16.9%
Eliminations and other	(616)	(553)	47	65
General corporate expenses	—	—	(280)	(331)
Consolidated	$42,585	$41,798	$6,533	$6,899	15.3%	16.5%
See Note 8 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.
Note 17: Accounting Pronouncements
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in practice in presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. We do not expect this ASU to have a significant impact on our financial statements or disclosures.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and nine months ended September 30, 2016 and 2015, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 27, 2016, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of September 30, 2016 and the related condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2016 and 2015. This interim financial information is the responsibility of the Corporation’s management.

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
October 27, 2016

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
The global economy continues to expand in 2016 with world gross domestic product (GDP) growth projected to reach approximately 2.4% reflecting modest growth in the U.S. and Europe and a slowing but still growing economy in China. U.S. GDP growth is forecasted to be 1.4%, reflecting a mixed outlook with an improving housing market and growth in new jobs tempered by lower productivity and lower corporate profits. Although emerging markets have historically led global growth relative to advanced and developing countries, slowing growth rates in China and contraction in Russia and Brazil have tempered growth expectations for emerging markets in 2016 to approximately 3.9%.
In a referendum on June 23, 2016, voters in the United Kingdom (the U.K.) voted in favor of the U.K.'s exiting the European Union (the EU). Since the vote, the pound sterling has weakened significantly, but most financial markets have recovered to the levels prior to the vote. However, the manner in which the U.K. decides to exit the EU could have negative macroeconomic consequences. Our 2015 full year sales in the U.K. were approximately $2 billion and represented less than 4 percent of our overall sales, and we do not believe the U.K.'s withdrawal from the EU will significantly impact our businesses in the near term.
Our military businesses sales are affected by U.S. Department of Defense budget and spending levels. Total sales to the U.S. Government were $1.4 billion and $1.3 billion, or 10% of total UTC sales, in the quarters ended September 30, 2016 and 2015. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has and is expected to contribute positively to our results in 2016.
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
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the nine months ended September 30, 2016, our investment in business acquisitions was

$537 million, including debt assumed of $2 million, which includes the acquisition of a majority interest in an Italian-based heating products and services company by UTC Climate, Controls & Security and a number of small acquisitions primarily in our commercial businesses. We expect cash investment in acquisitions to be approximately $1 billion in 2016. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2015 Annual Report, incorporated by reference in our 2015 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2016.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Net Sales	$14,354	$13,788	$42,585	$41,798
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and nine months ended September 30, 2016 are as follows:

	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2016
Organic change	5%	3%
Foreign currency translation	(1)%	(2)%
Acquisitions and divestitures, net	1%	1%
Other	(1)%	—
Total % Change	4%	2%
During the quarter ended September 30, 2016, organic sales growth was driven by Pratt & Whitney (13%) and UTC Aerospace Systems (6%), while Otis and UTC Climate, Controls & Security sales were flat. The organic sales growth at Pratt & Whitney was primarily driven by higher total aftermarket and military OEM sales. The organic sales growth at UTC Aerospace Systems was primarily due to an increase in commercial OEM sales for both legacy and new programs, and commercial aftermarket sales volume. Higher service sales at Otis were offset by a decline in new equipment sales. Growth in UTC Climate, Controls & Security's residential heating, ventilation and air conditioning (HVAC) sales was offset by a decline in the transport refrigeration business.
During the nine months ended September 30, 2016, organic sales growth at Pratt & Whitney (8%), UTC Aerospace Systems (3%), and Otis (2%), was partially offset by a decline at UTC Climate, Controls & Security (1%). The organic sales growth at Pratt & Whitney primarily reflects higher commercial aftermarket sales. The organic sales growth at UTC Aerospace

Systems was primarily due to an increase in commercial OEM and aftermarket sales volume. The organic sales growth at Otis was primarily driven by higher service sales in the Americas and Asia and higher new equipment sales in North America partially offset by lower new equipment sales in China. The decline in sales at UTC Climate, Controls & Security was primarily driven by lower container volume in the refrigeration business.
Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Cost of products sold	$7,522	$7,114	$22,542	$21,952
Percentage of product sales	73.8%	73.8%	74.5%	73.9%
Cost of services sold	$2,820	$2,686	$8,195	$7,826
Percentage of service sales	67.8%	64.8%	66.4%	64.8%
Total cost of products and services sold	$10,342	$9,800	$30,737	$29,778
The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2016 in total cost of products and services sold are as follows:

	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2016
Organic change	6%	4%
Foreign currency translation	—	(2)%
Acquisitions and divestitures, net	1%	1%
Other	(1)%	—
Total % Change	6%	3%
The organic increase in total cost of products and services sold in the quarter and nine months ended September 30, 2016 was driven by the organic sales increase noted above, as well as unfavorable year-over-year contract performance and contract termination benefits and settlements at Pratt & Whitney, an increase in negative engine margin in 2016 relative to 2015 associated with OEM sales mix within Pratt & Whitney, partially offset by the impact of lower commodity costs at UTC Climate, Controls & Security. Foreign exchange fluctuations primarily at Otis and UTC Climate, Controls & Security were neutral for the quarter ended September 30, 2016 and provided a benefit through lower cost of sales of approximately 2% for the nine months ended September 30, 2016.
Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Gross margin	$4,012	$3,988	$11,848	$12,020
Percentage of net sales	28.0%	28.9%	27.8%	28.8%
The 90 basis point decline in gross margin as a percentage of sales for the quarter ended September 30, 2016 primarily reflects lower gross margin at Pratt & Whitney (80 basis points) driven by unfavorable year-over-year contract performance and contract termination benefits and settlements, and the unfavorable impact of customer contract negotiations.
The 100 basis point decrease in gross margin as a percentage of sales for nine months ended September 30, 2016 is primarily due to lower gross margin at Pratt & Whitney (80 basis points) driven by unfavorable year-over-year contract performance and contract termination benefits and settlements, an increase in negative engine margin, and the unfavorable impact of customer contract negotiations. Gross margin also decreased at UTC Aerospace Systems (20 basis points) driven by unfavorable commercial and military OEM mix. Lower gross margin at Otis resulting from unfavorable pricing, was offset by higher gross margin at UTC Climate, Controls & Security primarily driven by lower commodities cost.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Company-funded	$582	$546	$1,711	$1,668
Percentage of net sales	4.1%	4.0%	4.0%	4.0%
Customer-funded	$350	$384	$1,065	$1,209
Percentage of net sales	2.4%	2.8%	2.5%	2.9%
Research and development spending is subject to the variable nature of program development schedules, and therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (7%) for the quarter ended September 30, 2016 is primarily driven by higher research and development spending at Pratt & Whitney (3%) as development programs progress towards certification, and higher spending at Otis (2%) and UTC Aerospace Systems (1%). Customer-funded research and development declined 9%, primarily at UTC Aerospace Systems (8%) due to lower spend related to several commercial aerospace programs.
The year-over-year increase in company-funded research and development (3%) for the nine months ended September 30, 2016 is primarily driven by higher research and development costs within Pratt & Whitney (3%) as development programs progress towards certification, and higher spending at Otis (2%). These increases were partially offset by lower spend within UTC Aerospace Systems related to several commercial aerospace programs (1%). Customer-funded research and development declined (12%) due primarily to lower spending on U.S. Government and commercial engine programs at Pratt & Whitney (6%), and lower spend within UTC Aerospace Systems related to several commercial aerospace programs (6%).
We expect company-funded research and development for the full year 2016 to be up slightly from 2015 levels.
Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Selling, general and administrative expenses	$1,390	$1,359	$4,204	$4,261
Percentage of net sales	9.7%	9.9%	9.9%	10.2%
Selling, general and administrative expenses increased 2% in the quarter ended September 30, 2016 due to higher expenses at Otis (2%) reflecting higher labor and information technology costs; and higher expenses related to recent acquisitions (2%), partially offset by lower pension costs.
Selling, general and administrative expenses declined 1% in the nine months ended September 30, 2016 due to lower pension costs (4%); partially offset by higher expenses at Otis (2%) reflecting higher labor and information technology costs; and higher expenses related to recent acquisitions (1%).
Other Income, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Other income, net	$211	$219	$600	$808
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The year-over-year decrease in other income, net (4%) in the quarter ended September 30, 2016 reflects the absence of prior year favorable transactional foreign exchange gains from mark to market adjustments and embedded foreign currency derivatives within certain elevator new equipment contracts (11%), partially offset by higher joint venture income (6%).
The year-over-year decrease in other income, net (26%) in the nine months ended September 30, 2016 reflects the absence of the prior year gains from the remeasurement to fair value of previously held equity interests in UTC Climate, Controls & Security joint venture investments (19%), and the absence of the favorable impact of a prior year contract termination at Pratt & Whitney (4%).

Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Interest expense	$252	$223	$741	$707
Interest income	(27)	(39)	(68)	(89)
Interest expense, net	$225	$184	$673	$618
Average interest expense rate	4.0%	4.0%	4.1%	4.1%
The increase in interest expense during the quarter and nine months ended September 30, 2016 relative to the prior year is due to additional interest expense on non-U.S. long-term debt issued in February, 2016, partially offset by lower average outstanding U.S. long-term debt balances and related interest expense.
Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective tax rate	24.3%	28.0%	26.4%	27.8%
The decrease in the effective tax rate for the quarter and nine months ended September 30, 2016 primarily reflects the favorable non-cash impact related to the conclusion of a review by the Internal Revenue Service of Goodrich’s 2011-2012 tax years through the date of acquisition. Additionally, the lower forecasted effective tax rate for 2016 has also contributed to the decrease in effective tax rate in comparison to 2015.

The decrease in the effective tax rate for the nine months ended September 30, 2016 reflects the items noted above, as well as the absence of the amount recorded in 2015 related to the non-taxable gain recognized on the remeasurement to fair value of a previously held equity interest in a UTC Climate, Controls & Security joint venture.
We estimate our full year 2016 continuing operations annual effective income tax rate to be approximately 28%, excluding restructuring and non-operational nonrecurring items.
Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Net income from continuing operations attributable to common shareowners	$1,443	$1,427	$4,041	$4,252
Diluted earnings per share from continuing operations	$1.74	$1.61	$4.86	$4.76
Net income from continuing operations attributable to common shareowners for the quarter ended September 30, 2016 includes restructuring charges, net of tax benefit, of $8 million as well as a net charge for significant non-operational and/or nonrecurring items, net of tax, of $11 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the quarter ended September 30, 2016 was $0.02 per share while the effect of foreign currency translation and hedging generated a favorable impact of $0.02 per diluted share.
Net income from continuing operations attributable to common shareowners for the quarter ended September 30, 2015 includes restructuring charges, net of tax benefit, of $52 million. The effect of restructuring charges on diluted earnings per share for the quarter ended September 30, 2015 was $0.06 per share while the effect of foreign currency translation and hedging generated an unfavorable effect of $0.05 per diluted share.
Net income from continuing operations attributable to common shareowners for the nine months ended September 30, 2016 includes restructuring charges, net of tax benefit, of $128 million as well as a net charge for significant non-operational and/or nonrecurring items, net of tax, of $21 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the nine months ended September 30, 2016 was $0.18 per share. The effect of foreign currency translation and hedging generated a favorable impact of $0.02 on earnings per diluted share.
Net income from continuing operations attributable to common shareowners for the nine months ended September 30, 2015 includes restructuring charges, net of tax benefit, of $140 million as well as a net benefit from significant non-operational and/or nonrecurring items, net of tax, of $127 million. The effect of restructuring charges on diluted earnings per share for the nine months ended September 30, 2015 was $0.15, which was partially offset by a net benefit from significant nonrecurring items of $0.14 per share. The impact of foreign currency translation and hedging generated an unfavorable effect of $0.18 per diluted share.
Net Income from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Net income (loss) from discontinued operations attributable to common shareowners	$37	$(65)	$1	$78
Diluted earnings (loss) per share from discontinued operations	$0.04	$(0.07)	$—	$0.09
Net income from discontinued operations attributable to common shareowners for the quarter ended September 30, 2016 reflects approximately $40 million of income tax benefit, including the impacts related to filing Sikorsky's 2015 tax returns. Net income from discontinued operations attributable to common shareowners for the nine months ended September 30, 2016 reflects the final purchase price adjustment for the sale of Sikorsky, and the net effects of filing Sikorsky's 2015 tax returns. For the quarter and nine months ended September 30, 2015, net income from discontinued operations attributable to common shareowners primarily reflects income from Sikorsky's operations, a reduction to the gain on disposal and additional associated tax expense.
Restructuring Costs

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Restructuring costs included within continuing operations	$201	$205
Restructuring costs included within discontinued operations	—	139
Restructuring costs	$201	$344
Restructuring actions are an essential component of our operating margin improvement efforts and relate to both existing operations and those recently acquired. Charges generally arise from severance related to workforce reductions, facility exit and lease termination costs associated with the consolidation of field and manufacturing operations and costs to exit legacy programs. We expect to incur restructuring costs within continuing operations in 2016 of approximately $350 million to $400 million, including trailing costs related to prior actions associated with our continuing cost reduction efforts and the integration of acquisitions. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.
2016 Actions. During the nine months ended September 30, 2016, we recorded net pre-tax restructuring charges of $143 million relating to ongoing cost reduction actions initiated in 2016. We are targeting to complete in 2016 and 2017 the majority of the remaining workforce and facility related cost reduction actions initiated in 2016. Approximately 80% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2016, we had cash outflows of approximately $40 million related to the 2016 actions. We expect to incur additional restructuring charges of $99 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $100 million annually.
2015 Actions. During the nine months ended September 30, 2016 and 2015, we recorded net pre-tax restructuring charges of $44 million and $271 million, respectively, for actions initiated in 2015. During the quarter ended September 30, 2016, we had reversals of previously accrued restructuring reserves of approximately $32 million, the majority of which related to a Pratt & Whitney business that was sold in the third quarter of 2016 after originally being scheduled for closure. We are targeting to complete in 2016 the majority of the remaining workforce and facility related cost reduction actions initiated in 2015. Approximately 63% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2016, we had cash outflows of approximately $146 million related to the 2015 actions. We expect to incur additional restructuring charges of $103 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $430 million annually, of which, approximately $224 million was realized during the nine months ended September 30, 2016.
For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.

Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. We have previously reported the results of Sikorsky within our Aerospace Businesses as a separate reporting segment, but have reclassified Sikorsky's results to discontinued operations for all periods presented, as noted in the "Discontinued Operations" section of our Business Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Adjustments to reconcile segment reporting to the consolidated results for the quarters and nine months ended September 30, 2016 and 2015 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
At constant currency and excluding the effect of acquisitions and divestitures, UTC Climate, Controls & Security equipment orders in the quarter ended September 30, 2016 were flat in comparison to the same period of the prior year as an increase in residential HVAC orders (11%) was offset by declines in the transport refrigeration (8%) and commercial HVAC (2%) businesses. Within the Otis segment, new equipment orders in the quarter increased 2% in comparison to the prior year as order growth in Europe and the Middle East (21%) and the Asia region excluding China (12%) were offset by order declines in China (10%) and the Americas (1%).
Summary performance for each of the commercial businesses for the quarters ended September 30, 2016 and 2015 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Net Sales	$3,018	$3,043	(1)%	$4,415	$4,279	3%
Cost of Sales	2,025	2,047	(1)%	3,067	2,948	4%
	993	996	—	1,348	1,331	1%
Operating Expenses and Other	409	354	16%	547	560	(2)%
Operating Profits	$584	$642	(9)%	$801	$771	4%

Operating Profit Margins	19.4%	21.1%	18.1%	18.0%

Summary performance for each of the commercial businesses for the nine months ended September 30, 2016 and 2015 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Net Sales	$8,830	$8,886	(1)%	$12,602	$12,585	—
Cost of Sales	5,972	5,978	—	8,708	8,719	—
	2,858	2,908	(2)%	3,894	3,866	1%
Operating Expenses and Other	1,227	1,112	10%	1,615	1,543	5%
Operating Profits	$1,631	$1,796	(9)%	$2,279	$2,323	(2)%

Operating Profit Margins	18.5%	20.2%	18.1%	18.5%
Otis –
Quarter Ended September 30, 2016 Compared with Quarter Ended September 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	(1)%	—	—	—
Cost of Sales	—	(1)%	—	—	—
Operating Profits	(11)%	(1)%	—	1%	2%
Organic sales were flat for the quarter as higher service sales (1%), driven by growth in the Americas and Asia, were offset by a decline in new equipment sales (1%). The new equipment sales decline was driven by China (3%), partially offset by growth in North America (2%).
The operational profit decrease of 11% was driven by unfavorable price and mix (13%) primarily in China and Europe; the absence of prior year favorable transactional foreign exchange gains from mark to market adjustments and embedded foreign currency derivatives within certain new equipment contracts (4%); and higher research and development spending (2%). These decreases were partially offset by favorable productivity and commodity costs and profit contribution from higher service sales volume.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(3)%	—	—	—
Cost of Sales	3%	(3)%	—	—	—
Operating Profits	(7)%	(2)%	—	(1)%	1%
The organic sales increase of 2% primarily reflects higher service sales (1%), driven by growth in the Americas and Asia, and new equipment sales growth (1%). The growth in new equipment sales was driven by growth in North America (2%), partially offset by a decline in China (2%).
The operational profit decrease of 7% was driven by unfavorable price and mix (10%), primarily in China and Europe; the absence of prior year favorable transactional foreign exchange gains from mark to market adjustments and embedded foreign currency derivatives within certain new equipment contracts (2%); and higher research and development spending (1%); partially offset by higher volume (4%) and favorable productivity and commodity costs (combined 3%).

UTC Climate, Controls & Security –
Quarter Ended September 30, 2016 Compared with Quarter Ended September 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	(1)%	4%	—	—
Cost of Sales	—	(1)%	5%	—	—
Operating Profits	5%	(1)%	—	—	—
Organic sales were flat in the quarter as growth in North America residential HVAC (1%) was offset by a decline in the transport refrigeration business (1%) and a decline in commercial HVAC sales in the Middle East (1%).
The 5% operational profit increase was driven by net restructuring and productivity savings (combined 3%) and lower commodities cost net of pricing (combined 2%).
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	(1)%	2%	—	—
Cost of Sales	(2)%	(1)%	3%	—	—
Operating Profits	7%	(3)%	—	—	(6)%
Organic sales decreased by 1% primarily driven by a decline in the transport refrigeration business (1%) due to lower container volume.
The 7% operational profit increase was driven by lower commodities cost (5%), and productivity and restructuring savings (combined 4%), partly offset by the impact of lower sales volume and adverse sales mix (combined 3%). The 6% decrease in "Other" is driven by the absence of a prior year gain as a result of a fair value adjustment related to acquisitions of a controlling interest in joint venture investments (6%), and a gain on a property sale (1%). "Other" also includes current year gains related to the acquisition of a controlling interest in a joint venture investment in the Middle East and from the sale of an investment in Australia (combined 1%), which were offset by a prior year gain from an acquisition of a controlling interest in another joint venture investment.
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
We continue to see growth in a strong commercial airline industry which is benefiting from traffic growth and lower fuel costs. Airline traffic, as measured by RPMs, grew approximately 5% in the first eight months of 2016, while jet fuel costs have declined approximately 10% relative to prices one year ago.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMPs). FMPs are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMPs in lieu of transactional spare part sales as new engines enter our customers' fleets on FMPs and legacy fleets are retired. For the first nine months of 2016, as compared with 2015, commercial aerospace aftermarket sales increased 15% at Pratt & Whitney and 2% at UTC Aerospace Systems.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB ASC. Operating profit in the quarter and nine months ended September 30, 2016 included significant net unfavorable changes in aerospace contract estimates of $24 million and $20 million, respectively, primarily representing unfavorable contract adjustments recorded at Pratt & Whitney. Operating profit in the quarter and nine months ended September 30, 2016 also includes a charge provided for ongoing customer contract negotiations at Pratt & Whitney. The amount recorded may be subject to change as negotiations progress.

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
Summary performance for each of the aerospace businesses for the quarters ended September 30, 2016 and 2015 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Net Sales	$3,501	$3,234	8%	$3,646	$3,457	5%
Cost of Sales	2,778	2,464	13%	2,681	2,540	6%
	723	770	(6)%	965	917	5%
Operating Expenses & Other	383	351	9%	365	345	6%
Operating Profits	$340	$419	(19)%	$600	$572	5%

Operating Profit Margins	9.7%	13.0%	16.5%	16.5%
Summary performance for each of the aerospace businesses for the nine months ended September 30, 2016 and 2015 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Net Sales	$10,902	$10,243	6%	$10,867	$10,637	2%
Cost of Sales	8,668	7,873	10%	7,976	7,739	3%
	2,234	2,370	(6)%	2,891	2,898	—
Operating Expenses & Other	1,098	1,045	5%	1,171	1,177	(1)%
Operating Profits	$1,136	$1,325	(14)%	$1,720	$1,721	—

Operating Profit Margins	10.4%	12.9%	15.8%	16.2%
Pratt & Whitney –
Quarter Ended September 30, 2016 Compared with Quarter Ended September 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	13%	1%	—	—	(6)%
Cost of Sales	18%	—	—	(1)%	(4)%
Operating Profits	(17)%	6%	—	10%	(18)%
The organic sales increase of 13% primarily reflects higher commercial aftermarket sales (5%), military engine sales (4%) and military aftermarket sales (3%). Included in the sales increase is the absence of prior year startup challenges related to the transition to a third-party material logistics center that delayed some large engine shipments during the third quarter of 2015. “Other” primarily reflects a sales reduction recorded in connection with provisions established for ongoing customer contract negotiations (6%).
Pratt & Whitney’s operating profit includes lower pension cost and restructuring savings across its businesses. The operational profit decrease (17%) was primarily due to unfavorable year-over-year contract performance, contract termination benefits and contract settlements (27%), lower commercial engines profit contribution driven by unfavorable engine mix (15%), higher research and development spending (5%) and the absence of prior year licensing arrangements (5%). These decreases were partially offset by profit contribution from strong commercial aftermarket volume (23%), higher military aftermarket volume (7%) and higher military engines volume partially offset by unfavorable mix (5%). “Other” primarily reflects a charge provided for ongoing customer contract negotiations (23%), partially offset by the benefit of licensing certain intellectual property rights during the quarter (5%).

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	8%	—	—	—	(2)%
Cost of Sales	12%	(1)%	—	—	(1)%
Operating Profits	(11)%	4%	—	(1)%	(6)%
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
The organic sales increase of 8% primarily reflects higher commercial aftermarket sales (7%), military engine and aftermarket sales (2%), partially offset by unfavorable commercial engine sales mix (1%). Included in the sales increase is the absence of prior year startup challenges related to the transition to a third-party material logistics center that delayed some large engine shipments during the third quarter of 2015.
The operational profit decrease (11%) was primarily due to lower profit contribution from large commercial engines driven by unfavorable engine mix (14%), unfavorable year-over-year contract performance, contract termination benefits and contract settlements (13%), lower engine volume at Pratt Canada (9%), higher research and development spending (4%), and the absence of prior year licensing arrangements (2%). These decreases were partially offset by strong commercial aftermarket volume (26%), sales of legacy hardware (3%), and the profit contribution from higher military aftermarket sales (2%). “Other” primarily reflects a charge provided for ongoing customer contract negotiations (7%).
UTC Aerospace Systems –
Quarter Ended September 30, 2016 Compared with Quarter Ended September 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	(1)%	—	—	—
Cost of Sales	6%	—	—	—	—
Operating Profits	(2)%	2%	(1)%	1%	5%
The organic sales growth of 6% primarily reflects an increase in commercial OEM sales for both legacy and new programs, and commercial aftermarket sales volume (combined, 9%), partially offset by lower military OEM and aftermarket sales volume (2%) and the absence of the favorable impact of a prior year contract termination (1%).
The operational profit decrease of 2% primarily reflects the absence of the favorable impact from a prior year contract termination benefit (7%), prior year sales to a third party aftermarket parts company (4%), and a prior year settlement (3%). The decrease also reflects lower military OEM and aftermarket profit contribution (3%), primarily driven by lower sales volume, and lower income from licensing agreements (3%). These declines were partially offset by higher commercial aerospace OEM and aftermarket profit contribution (13%), and lower pension costs (6%). The 5% increase in "Other" primarily reflects gains recognized on the sale of non-core assets.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	(1)%	—	—	—
Cost of Sales	4%	(1)%	—	—	—
Operating Profits	(3)%	1%	—	2%	—

The organic sales growth of 3% primarily reflects an increase in commercial OEM and aftermarket sales volume (5%), partially offset by lower military OEM and aftermarket sales volume (2%).
The operational profit decrease of 3% primarily reflects lower military profit contribution (5%) driven primarily by lower sales volume, and the absence of the favorable impact from prior year customer contract negotiations, dispute resolutions and other settlements (5%), a prior year contract termination benefit (2%), and prior year sales to a third party aftermarket parts company (1%). These declines were partially offset by lower pension costs (6%), higher net commercial OEM and aftermarket profit contribution (2%), and lower research and development costs (1%).
Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended September 30,		Quarter Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Eliminations and other	$(226)	$(225)	$18	$(1)
General corporate expenses	—	—	(92)	(101)

	Net Sales		Operating Profits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Eliminations and other	$(616)	$(553)	$47	$65
General corporate expenses	—	—	(280)	(331)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year increase in the amount of sales eliminations for the nine months ended September 30, 2016, as compared with the same period of 2015, reflects an increase in the amount of inter-segment sales eliminations, principally between our aerospace businesses. The year-over-year decline in operating profit for the nine months ended September 30, 2016 as compared with the same period of 2015, reflects a decrease in royalty income. The year-over-year decline in general corporate expenses for the nine months ended September 30, 2016, as compared with the same period in 2015, primarily reflects lower expenses related to salaries, wages and employee benefits.
LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	September 30, 2016	December 31, 2015	September 30, 2015
Cash and cash equivalents	$7,107	$7,075	$5,477
Total debt	22,665	20,425	22,667
Net debt (total debt less cash and cash equivalents)	15,558	13,350	17,190
Total equity	30,764	28,844	32,051
Total capitalization (debt plus equity)	53,429	49,269	54,718
Net capitalization (debt plus equity less cash and cash equivalents)	46,322	42,194	49,241

Debt to total capitalization	42%	41%	41%
Net debt to net capitalization	34%	32%	35%
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
As part of our long-term strategy to de-risk our defined benefit pension plans, we entered into an agreement to purchase a group annuity contract to transfer approximately $775 million of our outstanding pension benefit obligations related to certain U.S. retirees or beneficiaries, which was finalized on October 12, 2016. We have also offered certain former U.S. employees or beneficiaries with a vested pension benefit an option to take a one-time lump sum distribution in lieu of future monthly pension payments, which is expected to reduce our pension benefit obligations by approximately $995 million by the end of 2016. These transactions are expected to reduce the assets of our defined benefit pension plans by approximately $1.5 billion. As a result of these transactions, we expect to recognize a one-time pre-tax pension settlement charge in the range of $400 million to $530 million in the fourth quarter of 2016. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.
Our domestic pension funds experienced a positive return on assets of 9.57% during the first nine months of 2016. Approximately 88% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (12%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the impact of higher discount rates for pension obligations, a change in the manner of estimating discount rates for service cost and interest cost and the continued recognition of prior pension investment gains, partially offset by a reduction in the expected return on plan assets and 2015 actual returns on plan assets, will result in decreased pension expense in 2016 of approximately $500 million as compared to 2015, excluding the expected one-time pre-tax pension settlement charge discussed above. The $500 million decreased pension expense includes a $215 million decrease as a result of the change in approach to estimating the service and interest components of net periodic pension cost for our significant pension plans, as more fully discussed in Note 7.
Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization increased to 42% at September 30, 2016, primarily reflecting additional borrowings in 2015 and 2016 to fund share repurchases. The average maturity of our long-term debt at September 30, 2016 is approximately eleven years. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
At September 30, 2016, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of September 30, 2016, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2016, our maximum commercial paper borrowing limit was $4.35 billion.
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
On November 11, 2015, we entered into ASR agreements to repurchase an aggregate of $6 billion of our common stock utilizing the net after-tax proceeds from the sale of Sikorsky. The ASR agreements provide for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 51.9 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase price have been settled over six tranches. In January 2016, the shares associated with the remaining portion of the first tranche of the aggregate purchase were settled upon final delivery to us of approximately 2.1 million shares of common stock. In September 2016, the shares associated with the remaining portion of the remaining five tranches of the aggregate purchase were settled upon final delivery to us of approximately 8.0 million additional shares of common stock.
At September 30, 2016, approximately 89% of our cash was held by UTC's foreign subsidiaries, due to our extensive international operations. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
We continue to be involved in litigation with the German Tax Office in the German Tax Court with respect to certain tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. We made tax and interest payments of approximately $300 million during the nine months ended September 30, 2015, to avoid additional interest accruals while we continue to litigate this matter. We do not expect to make significant additional tax or interest payments pending final resolution of this matter. See Note 15 to the Condensed Consolidated Financial Statements for a further discussion of this German tax litigation.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of September 30, 2016 and December 31, 2015, the amount of such restricted cash was approximately $26 million and $45 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Net cash flows provided by operating activities of continuing operations	$4,536	$4,044
Cash generated from operating activities of continuing operations in the nine months ended September 30, 2016 was approximately $492 million higher than the same period in 2015. Cash outflows for working capital improved by approximately $935 million in the nine months ended September 30, 2016 over the prior year period, which was partially offset by lower net income (net of noncash charges) of approximately $333 million, and the first of four annual payments of CAD $327 million (approximately $237 million) under the previously disclosed 2015 agreement with federal and provincial Canadian government agencies.
In the nine months ended September 30, 2016, accounts receivable increased approximately $636 million, primarily in our aerospace businesses due to the growth in commercial aerospace OEM and aftermarket sales in the period. Factoring activity in the quarter ended September 30, 2016, excluding customer-funded factoring at Pratt & Whitney related to certain extensions of contractual payment terms, was approximately $375 million higher than the prior year. Increases in inventories were primarily in our aerospace businesses supporting an increase in customers' platform deliveries and related aftermarket demand, and were partially offset by increased accounts payable at these businesses and increased customer advances at Pratt & Whitney and Otis. Increases in accrued liabilities were driven primarily by higher accruals related to taxes and interest due to the timing of payments.
For the nine months ended September 30, 2015, cash outflows for working capital were primarily driven by increases in inventories and accounts receivable, as well as net liquidations of customer advances primarily in Pratt & Whitney's military programs, partially offset by increases in accounts payable. Inventories increased at Pratt & Whitney and UTC Aerospace Systems supporting an increase in customers' platform deliveries and related aftermarket demand, as well as due to Pratt & Whitney's transition to a new third-party material logistics center during the third quarter of 2015. Inventories increased at UTC Climate, Controls & Security, primarily in international HVAC and refrigeration markets, and at Otis supporting significant projects in Europe and Asia. Accounts receivable increased primarily in our commercial businesses, driven by the U.S. commercial and residential HVAC business at UTC Climate, Controls & Security and Otis new equipment sales, primarily in North America. Reductions in accrued liabilities primarily relate to liquidation of customer advances and deferred revenues, as well as payments of approximately $300 million related to tax and interest accruals on the German tax matter discussed further in Note 15 to the Condensed Consolidated Financial Statements.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the nine months ended September 30, 2016 and 2015 were $125 million and $93 million, respectively. Although our domestic pension plans are approximately 84% funded on a projected benefit obligation basis as of September 30, 2016, and we are not required to make additional contributions through the end of 2020, we may elect to make discretionary contributions in 2016. We expect to make total cash contributions of approximately $200 million to our global defined benefit pension plans in 2016. Contributions to our global defined benefit pension plans in 2016 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Net cash flows used in investing activities of continuing operations	$(1,849)	$(1,416)
Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2016 and 2015 primarily reflect capital expenditures, cash investments in businesses, and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms.
During the nine months ended September 30, 2016, our collaboration intangible assets increased by approximately $301 million, of which $261 million resulted from payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the nine months ended September 30, 2016 ($1,043 million) primarily relate to investments in new programs at Pratt & Whitney and UTC Aerospace Systems, as well as new facilities at Pratt & Whitney and UTC Climate, Controls & Security.
Cash investments in businesses in the nine months ended September 30, 2016 ($535 million) consisted of the acquisition of a majority interest in an Italian heating products and services company by UTC Climate, Controls & Security and a number of small acquisitions, primarily in our commercial businesses. We expect total cash investments for acquisitions in 2016 to be approximately $1 billion, including acquisitions completed during the nine months ended September 30, 2016. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. During the nine months ended September 30, 2016 and 2015, we had net cash payments of approximately $29 million and net cash receipts of approximately $147 million, respectively, from the settlement of these derivative instruments.
Customer financing activities were a net use of cash of $74 million and $128 million for the nine months ended September 30, 2016 and 2015, respectively. While we expect that 2016 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $14.5 billion at September 30, 2016 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.4 billion may be required to be disbursed during the remainder of 2016. We had commercial aerospace financing and other contractual commitments of approximately $14.6 billion at December 31, 2015.
Cash Flow - Financing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Net cash flows used in financing activities of continuing operations	$(203)	$(1,861)

The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt, including approximately $2.3 billion of net long-term debt issuances in the nine months ended September 30, 2016. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $780 million of outstanding commercial paper at September 30, 2016.
At September 30, 2016, management had remaining authority to repurchase approximately $5.3 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. Other than the transactions under the ASR agreements discussed above, we made cash payments of approximately $528 million to repurchase approximately 5.2 million shares of our common stock during the nine months ended September 30, 2016. We expect 2016 full year share repurchases to be approximately $2 billion to $3 billion, which we expect to largely fund through additional borrowings in the fourth quarter of 2016. During the nine months ended September 30, 2015, we repurchased approximately 14 million shares of our common stock for approximately $1.35 billion, in addition to the shares repurchased under the $2.65 billion ASR discussed above. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on common stock of $0.64 per share in the first quarter of 2016 and $0.66 per share in both the second and third quarters of 2016, totaling approximately $1,561 million in the aggregate for the nine months ended September 30, 2016. On October 12, 2016, the Board of Directors declared a dividend of $0.66 per share payable December 10, 2016 to shareowners of record at the close of business on November 18, 2016.
On April 29, 2016, we renewed our universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Cash Flow - Discontinued Operations

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Net cash flows used in discontinued operations	$(2,480)	$(366)
Cash flows used in discontinued operations primarily represent cash flows related to Sikorsky. For the nine months ended September 30, 2016, cash flows used in operating activities of discontinued operations primarily reflect the payment of taxes associated with the net gain realized on the sale of Sikorsky to Lockheed Martin Corp. in November 2015.
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
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2015 Annual Report, incorporated by reference in our 2015 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of September 30, 2016, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the nine months ended September 30, 2016. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2015 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the nine months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Consolidated Financial Statements" under the heading "Note 15: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and in our 2015 Annual Report. Additional important information as to these factors is included in our 2015 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters" and in our 2015 Form 10-K in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole." The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Export Violations
As previously disclosed, on June 28, 2012, we entered into a four-year Consent Agreement (CA) with the U.S. State Department’s Office of Defense Trade Controls Compliance (DTCC) to resolve violations of the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR) that we had voluntarily disclosed to DTCC. DTCC officially closed the CA on October 11, 2016.
As previously disclosed, in June 2012, DTCC imposed a partial statutory debarment on P&WC with respect to obtaining new or renewed ITAR license privileges following P&WC's guilty plea to criminal violation of the AECA and ITAR. The debarment does not affect ITAR licenses/authorizations existing at the time of the partial debarment, nor does it extend to programs supporting: (1) the U.S. Government; (2) NATO allies; or (3) "major non-NATO allies" (as defined in the ITAR). P&WC may seek and has received "transaction exception" approvals on a case-by-case basis for new or renewed ITAR licensing in other cases during the period of debarment. In February 2015, P&WC applied for full reinstatement of its ITAR privileges. DTCC’s decision on P&WC’s application is pending. UTC expects DTCC to terminate the debarment and reinstate P&WC’s full ITAR privileges, and we are awaiting formal action.
See Note 15, Contingent Liabilities, for discussion regarding other legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2015 Form 10-K and Part II, Item 1, "Legal Proceedings," of our 2016 Form 10-Q (Q1) and 2016 Form 10-Q (Q2).

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended September 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2016	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	—	$—	—	$5,964
August 1 - August 31	—	—	—	$5,964
September 1 - September 30 *	6,374	101.91	6,374	$5,314
September ASR settlement	8,042	—	8,042	$5,314
Total	14,416	$101.91	14,416

*	Includes approximately 1.5 million shares, at an average price paid of $101.84 per share, which were cash-settled in October 2016.
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At September 30, 2016, the maximum dollar value of shares that may yet be purchased under this current program was approximately $5,314 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. No shares were reacquired in transactions outside the program during the quarter ended September 30, 2016.
On November 11, 2015, we entered into ASR agreements to repurchase an aggregate of $6 billion of our common stock utilizing the net after-tax proceeds from the sale of Sikorsky. The ASR agreements provide for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 51.9 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase price have been settled over six tranches. In January 2016, the shares associated with the remaining portion of the first tranche of the aggregate purchase were settled upon final delivery to us of approximately 2,078 thousand shares of common stock. In September, 2016, the shares associated with the remaining portion of the remaining five tranches of the aggregate purchase were settled upon final delivery to us of approximately 8,042 thousand additional shares of common stock. Including the remaining shares associated with the six tranches settled in 2016, the final price under the November 11, 2015 ASR was $96.74 per share.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20160930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20160930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20160930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20160930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20160930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20160930_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	October 27, 2016	by:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 27, 2016	by:	/s/ ROBERT J. BAILEY
Robert J. Bailey
Corporate Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20160930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20160930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20160930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20160930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20160930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20160930_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.