Form 10-Q
period 2017-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2017-04-28
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.
At March 31, 2017 there were 801,227,504 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2017

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2017	2016
Net Sales:
Product sales	$9,637	$9,419
Service sales	4,178	3,938
	13,815	13,357
Costs and Expenses:
Cost of products sold	7,263	7,087
Cost of services sold	2,814	2,567
Research and development	577	541
Selling, general and administrative	1,482	1,363
	12,136	11,558
Other income, net	588	146
Operating profit	2,267	1,945
Interest expense, net	213	223
Income from continuing operations before income taxes	2,054	1,722
Income tax expense	586	469
Net income from continuing operations	1,468	1,253
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	82	81
Income from continuing operations attributable to common shareowners	1,386	1,172
Discontinued operations (Note 2):
Gain on disposal	—	18
Income tax expense	—	(7)
Income from discontinued operations attributable to common shareowners	—	11
Net income attributable to common shareowners	$1,386	$1,183
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.75	$1.42
Net income attributable to common shareowners	$1.75	$1.43
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.73	$1.41
Net income attributable to common shareowners	$1.73	$1.42
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Net income from continuing operations	$1,468	$1,253
Net income from discontinued operations	—	11
Net income	1,468	1,264
Other comprehensive income (loss), net of tax (expense) benefit:
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	146	39
Less: Reclassification adjustments for gain on sale of an investment in a foreign entity recognized in Other income, net	—	1
	146	40
Pension and postretirement benefit plans
Pension and postretirement benefit plans adjustments during the period	1	(25)
Amortization of actuarial loss, prior service cost and transition obligation	131	126
	132	101
Tax expense	(49)	(38)
	83	63
Unrealized (loss) gain on available-for-sale securities
Unrealized holding (loss) gain arising during period	(32)	69
Reclassification adjustments for gain included in Other income, net	(383)	(27)
	(415)	42
Tax benefit (expense)	158	(19)
	(257)	23
Change in unrealized cash flow hedging
Unrealized cash flow hedging gain arising during period	64	159
Loss reclassified into Product sales	5	62
	69	221
Tax expense	(15)	(59)
	54	162
Other comprehensive income, net of tax	26	288
Comprehensive income	1,494	1,552
Less: Comprehensive income attributable to noncontrolling interest	(107)	(94)
Comprehensive income attributable to common shareowners	$1,387	$1,458
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$7,156	$7,157
Accounts receivable, net	11,840	11,481
Inventories and contracts in progress, net	9,386	8,704
Other assets, current	923	1,208
Total Current Assets	29,305	28,550
Customer financing assets	1,593	1,398
Future income tax benefits	1,804	1,809
Fixed assets	19,892	19,469
Less: Accumulated depreciation	(10,637)	(10,311)
Fixed assets, net	9,255	9,158
Goodwill	27,273	27,059
Intangible assets, net	15,780	15,684
Other assets	5,363	6,048
Total Assets	$90,373	$89,706
Liabilities and Equity
Short-term borrowings	$1,200	$601
Accounts payable	7,520	7,483
Accrued liabilities	12,522	12,219
Long-term debt currently due	2,484	1,603
Total Current Liabilities	23,726	21,906
Long-term debt	20,898	21,697
Future pension and postretirement benefit obligations	5,433	5,612
Other long-term liabilities	10,737	11,026
Total Liabilities	60,794	60,241
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	307	296
Shareowners' Equity:
Common Stock	17,359	17,285
Treasury Stock	(35,080)	(34,150)
Retained earnings	53,741	52,873
Unearned ESOP shares	(93)	(95)
Accumulated other comprehensive loss	(8,333)	(8,334)
Total Shareowners' Equity	27,594	27,579
Noncontrolling interest	1,678	1,590
Total Equity	29,272	29,169
Total Liabilities and Equity	$90,373	$89,706
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Operating Activities of Continuing Operations:
Net income from continuing operations	$1,468	$1,253
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	512	466
Deferred income tax provision	109	145
Stock compensation cost	47	48
Change in:
Accounts receivable	(268)	(110)
Inventories and contracts in progress	(654)	(310)
Other current assets	(21)	(81)
Accounts payable and accrued liabilities	468	(130)
Global pension contributions	(46)	(75)
Canadian government settlement	(246)	(237)
Other operating activities, net	(376)	(171)
Net cash flows provided by operating activities of continuing operations	993	798
Investing Activities of Continuing Operations:
Capital expenditures	(325)	(286)
Investments in businesses	(95)	(79)
Dispositions of businesses	(5)	16
Proceeds from sale of investments in Watsco, Inc.	596	—
(Increase) decrease in customer financing assets, net	(147)	13
Increase in collaboration intangible assets	(101)	(98)
(Payments) receipts from settlements of derivative contracts	(113)	42
Other investing activities, net	51	(101)
Net cash flows used in investing activities of continuing operations	(139)	(493)
Financing Activities of Continuing Operations:
(Repayment) issuance of long-term debt, net	(27)	2,324
Increase in short-term borrowings, net	567	306
Proceeds from Common Stock issued under employee stock plans	11	2
Dividends paid on Common Stock	(505)	(509)
Repurchase of Common Stock	(933)	—
Other financing activities, net	(42)	(93)
Net cash flows (used in) provided by financing activities of continuing operations	(929)	2,030
Discontinued Operations:
Net cash flows used in operating activities of discontinued operations	—	(2,227)
Effect of foreign exchange rate changes on cash and cash equivalents	69	17
Net (decrease) increase in cash, cash equivalents and restricted cash	(6)	125
Cash, cash equivalents and restricted cash, beginning of year	7,189	7,120
Cash, cash equivalents and restricted cash, end of period	7,183	7,245
Less: Restricted cash, included in Other assets	27	30
Cash and cash equivalents, end of period	$7,156	$7,215
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at March 31, 2017 and for the quarters ended March 31, 2017 and 2016 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2016 Annual Report) incorporated by reference to our Annual Report on Form 10-K for calendar year 2016 (2016 Form 10-K).
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. As previously disclosed in our 2016 Form 10-K, in 2016 we early adopted Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Amounts previously reported for the quarter ended March 31, 2016 have been restated as required upon adoption of these ASUs. These restatements had an immaterial impact to the Condensed Consolidated Financial Statements as of March 31, 2016 and for the quarter then ended.
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the quarter ended March 31, 2017, our investment in business acquisitions was $95 million, and consisted of a number of small acquisitions, primarily in our commercial businesses.
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2017 were as follows:

(Dollars in millions)	Balance as of January 1, 2017	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2017
Otis	$1,575	$(7)	$57	$1,625
UTC Climate, Controls & Security	9,487	41	93	9,621
Pratt & Whitney	1,511	—	—	1,511
UTC Aerospace Systems	14,483	—	30	14,513
Total Segments	27,056	34	180	27,270
Eliminations and other	3	—	—	3
Total	$27,059	$34	$180	$27,273
Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2017		December 31, 2016
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,073	$(1,412)	$1,995	$(1,344)
Patents and trademarks	384	(208)	378	(201)
Collaboration intangible assets	3,825	(255)	3,724	(211)
Customer relationships and other	12,967	(3,640)	12,798	(3,480)
	19,249	(5,515)	18,895	(5,236)
Unamortized:
Trademarks and other	2,046	—	2,025	—
Total	$21,295	$(5,515)	$20,920	$(5,236)
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
Amortization of intangible assets was $205 million and $187 million for the quarters ended March 31, 2017 and 2016, respectively. The following is the expected amortization of intangible assets for the years 2017 through 2022, which reflects the pattern of expected economic benefit on certain aerospace intangible assets.

(Dollars in millions)	Remaining 2017	2018	2019	2020	2021	2022
Amortization expense	$623	$855	$868	$848	$817	$805
Note 2: Discontinued Operations
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. In the quarter ended March 31, 2016, we recognized approximately $18 million of additional Gain on disposal of discontinued operations including settlement of working capital adjustments, and net cash outflows from discontinued operations of approximately $2.2 billion, primarily related to the payment of Federal taxes related to the 2015 gain realized on the sale of Sikorsky.
Note 3: Earnings Per Share

	Quarter Ended March 31,
(Dollars in millions, except per share amounts; shares in millions)	2017	2016
Net income attributable to common shareowners:
Net income from continuing operations	$1,386	$1,172
Income from discontinued operations	—	11
Net income attributable to common shareowners	$1,386	$1,183
Basic weighted average number of shares outstanding	793.5	825.0
Stock awards and equity units	8.8	6.3
Diluted weighted average number of shares outstanding	802.3	831.3
Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$1.75	$1.42
Income from discontinued operations	—	0.01
Net income attributable to common shareowners	1.75	1.43
Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.73	$1.41
Income from discontinued operations	—	0.01
Net income attributable to common shareowners	1.73	1.42
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. For the quarters ended March 31, 2017 and 2016, the number of stock awards excluded from the computation was approximately 12.2 million and 16.4 million, respectively.

Note 4: Inventories and Contracts in Progress

(Dollars in millions)	March 31, 2017	December 31, 2016
Raw materials	$2,154	$2,040
Work-in-process	3,075	2,787
Finished goods	3,528	3,305
Contracts in progress	9,592	9,395
	18,349	17,527
Less:
Progress payments, secured by lien, on U.S. Government contracts	(131)	(130)
Billings on contracts in progress	(8,832)	(8,693)
	$9,386	$8,704
Inventories include capitalized contract development costs related to certain aerospace programs at UTC Aerospace Systems. As of March 31, 2017 and December 31, 2016, these capitalized costs were $127 million and $140 million, respectively, which will be liquidated as production units are delivered to the customer. Within commercial aerospace, inventory costs attributable to new engine offerings are recognized based on the average cost per unit expected over the life of each contract using the units-of-delivery method of percentage of completion accounting. Under this method, costs of initial engine deliveries in excess of the projected contract per unit average cost are capitalized, and these capitalized amounts are subsequently expensed as additional engine deliveries occur for engines with costs below the projected contract per unit average cost over the life of the contract. As of March 31, 2017 and December 31, 2016, inventory included $275 million and $233 million, respectively, of such capitalized amounts.
Note 5: Borrowings and Lines of Credit

(Dollars in millions)	March 31, 2017	December 31, 2016
Commercial paper	$1,074	$522
Other borrowings	126	79
Total short-term borrowings	$1,200	$601
At March 31, 2017, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion, pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of March 31, 2017, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2017, our maximum commercial paper borrowing limit was $4.35 billion. Commercial paper borrowings at March 31, 2017 include approximately €500 million ($540 million) of euro-denominated commercial paper. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

Long-term debt consisted of the following:

(Dollars in millions)	March 31, 2017	December 31, 2016
1.800% notes due 2017 [1]	$1,500	$1,500
6.800% notes due 2018	99	99
EURIBOR plus 0.800% floating rate notes due 2018 (€750 million principal value) [2]	811	783
1.778% junior subordinated notes due 2018	1,100	1,100
LIBOR plus 0.350% floating rate notes due 2019 [3]	350	350
1.500% notes due 2019 [1]	650	650
8.875% notes due 2019	271	271
4.875% notes due 2020 [1]	171	171
4.500% notes due 2020 [1]	1,250	1,250
8.750% notes due 2021	250	250
1.950% notes due 2021 [1]	750	750
1.125% notes due 2021 (€950 million principal value) [1]	1,027	992
3.100% notes due 2022 [1]	2,300	2,300
1.250% notes due 2023 (€750 million principal value) [1]	811	783
1.875% notes due 2026 (€500 million principal value) [1]	540	522
2.650% notes due 2026 [1]	1,150	1,150
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029 [1]	550	550
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [1]	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.150% notes due 2045 [1]	850	850
3.750% notes due 2046 [1]	1,100	1,100
Project financing obligations	130	155
Other (including capitalized leases)	188	189
Total principal long-term debt	23,382	23,299
Other (fair market value adjustments and discounts)	—	1
Total long-term debt	23,382	23,300
Less: current portion	2,484	1,603
Long-term debt, net of current portion	$20,898	$21,697

1	We may redeem these notes at our option pursuant to their terms.

2
The three-month EURIBOR rate as of March 31, 2017 was approximately -0.329%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

3	The three-month LIBOR rate as of March 31, 2017 was approximately 1.150%.
The average maturity of our long-term debt at March 31, 2017 is approximately twelve years. The average interest expense rate on our total borrowings was approximately 3.5% and 4.2% for the quarters ended March 31, 2017 and 2016, respectively.
We have an existing universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of equity and debt securities for future issuance, subject to our internal limitations on the amount of equity and debt to be issued under this shelf registration statement.

Note 6: Income Taxes
We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, Poland, Singapore, South Korea, Spain, Switzerland, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2005.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that over the next 12 months the amount of unrecognized tax benefits may change within a range of a net increase of $45 million to a net decrease of $510 million as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, in the courts, or the closure of tax statutes. See Note 15, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
During the quarter, the Examination Division of the Internal Revenue Service commenced audit fieldwork for UTC’s 2014 tax year. The audit fieldwork is expected to continue beyond the next 12 months.
Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Defined benefit plans	$46	$75
Defined contribution plans	90	78
There were no contributions to our domestic defined benefit pension plans in the quarters ended March 31, 2017 and 2016. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(Dollars in millions)	2017	2016	2017	2016
Service cost	$93	$94	$1	$1
Interest cost	278	302	7	8
Expected return on plan assets	(540)	(556)	—	—
Amortization of prior service credit	(9)	(8)	—	—
Recognized actuarial net loss (gain)	143	135	(3)	(1)
Net settlement and curtailment loss	1	12	—	—
Total net periodic benefit (income) cost	$(34)	$(21)	$5	$8

Effective January 1, 2017, a voluntary lump-sum option is available for the frozen final average earnings benefits of certain U.S. salaried employees upon termination of employment after 2016. This option provides participants with the choice of electing to receive a lump-sum payment in lieu of receiving a future monthly pension benefit. This plan change reduced the projected benefit obligation by $170 million.

Note 8: Restructuring Costs
During the quarter ended March 31, 2017, we recorded net pre-tax restructuring costs totaling $52 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$5
UTC Climate, Controls & Security	23
UTC Aerospace Systems	23
Eliminations and other	1
Total	$52
Restructuring charges incurred during the quarter ended March 31, 2017 primarily relate to actions initiated during 2017 and 2016, and were recorded as follows:

(Dollars in millions)
Cost of sales	$21
Selling, general and administrative	31
Total	$52
2017 Actions. During the quarter ended March 31, 2017, we recorded net pre-tax restructuring costs totaling $24 million, including $10 million in cost of sales and $14 million in selling, general and administrative expenses. The 2017 actions relate to ongoing cost reduction efforts, including workforce reductions and consolidation of field operations.
We are targeting the majority of the remaining workforce and all facility related cost reduction actions for completion during 2017 and 2018. No specific plans for significant other actions have been finalized at this time. The following table summarizes the accrual balance and utilization for the 2017 restructuring actions for the quarter ended March 31, 2017:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Net pre-tax restructuring costs	$21	$3	$24
Utilization and foreign exchange	(5)	(3)	(8)
Balance at March 31, 2017	$16	$—	$16
The following table summarizes expected, incurred and remaining costs for the 2017 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2017	Remaining Costs at March 31, 2017
Otis	$5	$(2)	$3
UTC Climate, Controls & Security	21	(12)	9
UTC Aerospace Systems	15	(9)	6
Eliminations and other	1	(1)	—
Total	$42	$(24)	$18
2016 Actions. During the quarter ended March 31, 2017, we recorded net pre-tax restructuring costs totaling $22 million for restructuring actions initiated in 2016, including $5 million in cost of sales and $17 million in selling, general and administrative expenses. The 2016 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field operations, and costs to exit legacy programs. The following table summarizes the accrual balances and utilization for the 2016 restructuring actions for the quarter ended March 31, 2017:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at December 31, 2016	$63	$46	$109
Net pre-tax restructuring costs	15	7	22
Utilization and foreign exchange	(22)	(6)	(28)
Balance at March 31, 2017	$56	$47	$103
The following table summarizes expected, incurred and remaining costs for the 2016 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred in 2016	Costs Incurred Quarter Ended March 31, 2017	Remaining Costs at March 31, 2017
Otis	$58	$(48)	$(3)	$7
UTC Climate, Controls & Security	85	(45)	(6)	34
Pratt & Whitney	118	(118)	—	—
UTC Aerospace Systems	85	(31)	(13)	41
Total	$346	$(242)	$(22)	$82
2015 and Prior Actions. As of March 31, 2017, we have approximately $57 million of accrual balances remaining related to 2015 and prior actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $18.5 billion and $18.3 billion at March 31, 2017 and December 31, 2016, respectively.
The following table summarizes the fair value of derivative instruments as of March 31, 2017 and December 31, 2016 which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments	$22	$15	$128	$196
Derivatives not designated as hedging instruments	84	155	113	158
As discussed in Note 5, we have issued approximately €2.95 billion of euro-denominated long-term debt and €500 million of outstanding euro-denominated commercial paper borrowings, which qualify as a net investment hedge against our investments in European businesses. As of March 31, 2017, the net investment hedge is deemed to be effective.
The amount of gains and losses related to the Company's derivative financial instruments was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Gain recorded in Accumulated other comprehensive loss	$64	$159
Loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	5	62
Assuming current market conditions continue, a $25 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2017, all derivative contracts accounted for as cash flow hedges will mature by November 2022.

The effect on the Condensed Consolidated Statement of Operations of foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Gain recognized in Other income, net	$12	$15
We paid $113 million and received $42 million from settlements of derivative contracts during the quarter ended March 31, 2017 and 2016, respectively.
Note 10: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016:

March 31, 2017 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$316	$316	$—	$—
Derivative assets	106	2	104	—
Derivative liabilities	(241)	—	(241)	—

December 31, 2016 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$987	$987	$—	$—
Derivative assets	170	—	170	—
Derivative liabilities	(354)	—	(354)	—
The reduction in value of available-for-sale securities as of March 31, 2017, as compared to December 31, 2016, is primarily the result of the sale of UTC Climate, Controls & Security's investments in Watsco, Inc. during the quarter ended March 31, 2017.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of March 31, 2017, there were no significant transfers in and out of Level 1 and Level 2.
As of March 31, 2017, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$143	$134	$127	$121
Customer financing notes receivable	450	428	437	420
Short-term borrowings	(1,200)	(1,200)	(600)	(600)
Long-term debt (excluding capitalized leases)	(23,361)	(25,154)	(23,280)	(25,110)
Long-term liabilities	(433)	(407)	(457)	(427)

The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of March 31, 2017:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$134	$—	$134	$—
Customer financing notes receivable	428	—	428	—
Short-term borrowings	(1,200)	—	(1,074)	(126)
Long-term debt (excluding capitalized leases)	(25,154)	—	(24,975)	(179)
Long-term liabilities	(407)	—	(407)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $14.2 billion and $14.4 billion as of March 31, 2017 and December 31, 2016, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term, and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.
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
Long-term trade accounts receivable, including unbilled receivables related to long-term aftermarket contracts, are principally amounts arising from the sale of goods and delivery of services with a contractual maturity date or realization period of greater than one year, and are recognized as "Other assets" in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as "Customer financing assets" in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business related long-term receivables as of March 31, 2017 and December 31, 2016.

(Dollars in millions)	March 31, 2017	December 31, 2016
Long-term trade accounts receivable	$855	$926
Notes and leases receivable	446	430
Total long-term receivables	$1,301	$1,356
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations, to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 13% of our total long-term receivables were considered to bear high credit risk as of March 31, 2017 and December 31, 2016.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $17 million as of March 31, 2017 and December 31, 2016, are individually evaluated for impairment. At March 31, 2017 and December 31, 2016, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be not recoverable.

Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters ended March 31, 2017 and 2016 is provided below:

	Quarter Ended March 31,
	2017			2016
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$27,579	$1,590	$29,169	$27,358	$1,486	$28,844
Comprehensive income for the period:
Net income	1,386	82	1,468	1,183	81	1,264
Total other comprehensive (loss) income	1	25	26	275	13	288
Total comprehensive income for the period	1,387	107	1,494	1,458	94	1,552
Common Stock issued under employee plans	79		79	59		59
Common Stock repurchased	(933)		(933)	—		—
Dividends on Common Stock	(505)		(505)	(509)		(509)
Dividends on ESOP Common Stock	(18)		(18)	(18)		(18)
Dividends attributable to noncontrolling interest	—	(5)	(5)		(51)	(51)
Purchase of subsidiary shares from noncontrolling interest, net	—	(1)	(1)	—	(1)	(1)
Acquisition of noncontrolling interest	—	—	—		34	34
Other	5	(13)	(8)	5	(12)	(7)
Equity, end of period	$27,594	$1,678	$29,272	$28,353	$1,550	$29,903

On November 11, 2015, we entered into ASR agreements to repurchase an aggregate of $6 billion of our common stock utilizing the net after-tax proceeds from the sale of Sikorsky. Under the terms of the ASR agreements, we made aggregate payments and received an initial delivery of approximately 51.9 million shares of our common stock in November 2015, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase were settled upon delivery to us of approximately 2.1 million additional shares of common stock in the quarter ended March 31, 2016 and approximately 8.0 million additional shares of common stock in the quarter ended September 30, 2016.
A summary of the changes in each component of accumulated other comprehensive (loss) income, net of tax for the quarters ended March 31, 2017 and 2016 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended March 31, 2017
Balance at December 31, 2016	$(3,480)	$(5,045)	$353	$(162)	$(8,334)
Other comprehensive (loss) income before reclassifications, net	121	—	(21)	50	150
Amounts reclassified, pre-tax	—	131	(383)	5	(247)
Tax (benefit) expense reclassified	—	(48)	147	(1)	98
Balance at March 31, 2017	$(3,359)	$(4,962)	$96	$(108)	$(8,333)

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended March 31, 2016
Balance at December 31, 2015	$(2,438)	$(5,135)	$293	$(339)	$(7,619)
Other comprehensive income (loss) before reclassifications, net	26	(17)	38	117	164
Amounts reclassified, pre-tax	1	126	(27)	62	162
Tax (benefit) expense reclassified	—	(46)	12	(17)	(51)
Balance at March 31, 2016	$(2,411)	$(5,072)	$316	$(177)	$(7,344)
Amounts reclassified that relate to our defined benefit pension and postretirement plans include amortization of prior service costs and transition obligations, and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented (see Note 7 for additional details).
Amounts reclassified that relate to unrealized gains (losses) on available-for-sale securities, pre-tax includes approximately $380 million of previously unrealized gains reclassified to other income as a result of sales of available-for-sale securities in the quarter ended March 31, 2017, which consisted primarily of the sale of UTC Climate, Controls & Security's investments in Watsco, Inc.
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value.
Changes in noncontrolling interests that do not result in a change of control, and where there is a difference between fair value and carrying value, are accounted for as equity transactions. There would have been no pro-forma effect on Net income attributable to common shareowners for the quarters ended March 31, 2017 and 2016 had the changes been recorded through net income.
Note 13: Variable Interest Entities
Pratt & Whitney holds a 61% net interest in the IAE International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC and MTU are participants in International Aero Engines, LLC (IAE LLC), whose business purpose is to coordinate the design, development, manufacturing and product support for the PW1100G-JM engine for the Airbus A320neo aircraft and the PW1400G-JM engine for the Irkut MC21 aircraft. Pratt & Whitney holds a 59% net interest in the collaboration and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for variable interest entities in our Condensed Consolidated Balance Sheet are as follows:

(Dollars in millions)	March 31, 2017	December 31, 2016
Current assets	$3,314	$2,722
Noncurrent assets	1,319	1,334
Total assets	$4,633	$4,056

Current liabilities	$2,883	$2,422
Noncurrent liabilities	1,663	1,636
Total liabilities	$4,546	$4,058

Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2016. The changes in the carrying amount of service and product warranties and product performance guarantees for the quarter ended March 31, 2017 and 2016 are as follows:

(Dollars in millions)	2017	2016
Balance as of January 1	$1,199	$1,212
Warranties and performance guarantees issued	78	76
Settlements made	(56)	(62)
Other	1	10
Balance as of March 31	$1,222	$1,236
Note 15: Contingent Liabilities
Summarized below are the matters previously described in Note 17 of the Notes to the Consolidated Financial Statements in our 2016 Annual Report, incorporated by reference in our 2016 Form 10-K, updated as applicable.
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. As described in Note 1 to the Consolidated Financial Statements in our 2016 Annual Report, we have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guaranties, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. Additional information pertaining to environmental matters is included in Note 1 to the Consolidated Financial Statements in our 2016 Annual Report.
Government. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. Government contracting environment, we will continue to be the subject of one or more U.S. Government investigations. Such U.S. Government investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. Government contracting or of export privileges. For instance, if we or one of our business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violations of certain anti-bribery, environmental or export laws) the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. Government could fine and debar us from new U.S. Government contracting for a period generally not to exceed three years. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. Government could void any contracts found to be tainted by fraud.
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
Legal Proceedings.
Cost Accounting Standards Claim
As previously disclosed, in December 2013, a Divisional Administrative Contracting Officer of the United States Defense Contract Management Agency asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest (approximately $65 million through March 31, 2017). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. On March 18, 2014, Pratt & Whitney filed an appeal to the Armed Services Board of Contract Appeals. Pratt & Whitney’s appeal is still pending and we continue to believe the government’s claim is without merit.
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $233 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $128 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed our suit, and we have appealed this decision to the German Federal Tax Court (FTC). In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In the meantime, we continue vigorously to litigate this matter.
Asbestos Matters
As previously disclosed, like many other industrial companies, we and our subsidiaries have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of our products or business premises. While we have never manufactured asbestos and no longer incorporate it in any currently-manufactured products, certain of our historical products, like those of many other manufacturers, have contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate in any year.
Our estimated total liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $379 million and is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2017. This amount is on a pre-tax basis, not discounted, and excludes the Company’s legal fees to defend the asbestos claims (which will continue to be expensed by the Company as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $133 million, which is included primarily in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2017.
The amounts recorded by UTC for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that we believe are reasonable. Our actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions. Key variables in these assumptions include the number and type of new claims to be filed each year, the outcomes or resolution of such claims, the average cost of resolution of each new claim, the amount of insurance available, allocation methodologies, the contractual terms with each insurer with whom we have reached settlements, the resolution of coverage issues with other excess insurance carriers with whom we have not yet achieved settlements, and the solvency risk with respect to our insurance carriers. Other factors that may affect our future liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, legal rulings that may be made by state and federal courts, and the passage of state or federal legislation. At least annually, the Company will evaluate all of these factors and, with input from an outside actuarial expert, make any necessary adjustments to both our estimated asbestos liabilities and insurance recoveries.
Other.
As described in Note 14 of this Form 10-Q and Note 16 to the Consolidated Financial Statements in our 2016 Annual Report, we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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
Results for the quarters ended March 31, 2017 and 2016 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Otis	$2,804	$2,715	$452	$466	16.1%	17.2%
UTC Climate, Controls & Security	3,892	3,728	963	606	24.7%	16.3%
Pratt & Whitney	3,758	3,588	393	410	10.5%	11.4%
UTC Aerospace Systems	3,611	3,505	576	538	16.0%	15.3%
Total segments	14,065	13,536	2,384	2,020	16.9%	14.9%
Eliminations and other	(250)	(179)	(13)	16
General corporate expenses	—	—	(104)	(91)
Consolidated	$13,815	$13,357	$2,267	$1,945	16.4%	14.6%

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of restructuring costs included in segment operating results.
Note 17: Accounting Pronouncements
Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers:
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. In 2015 and 2016, the FASB issued various updates to this ASU as follows:

•	ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date - delays the effective date of ASU 2014-09 by one year.

•
ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) - clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements.

•
ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing - clarifies the guidance surrounding licensing arrangements and the identification of performance obligations.

•
ASU 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients - addresses implementation issues raised by stakeholders concerning collectability, noncash consideration, presentation of sales tax, and transition.

•
ASU 2016-20, Revenue from Contracts with Customers (Topic 606), Technical Corrections and Improvements - addresses loan guarantee fees, impairment testing of contract costs, provisions for losses on certain contracts, and various disclosures.

ASU 2014-09 and its related amendments (collectively, the New Revenue Standard) are effective for reporting periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods; (i) a full retrospective adoption reflecting the application of the standard in each prior reporting period, or (ii) a modified retrospective approach with the cumulative effect of adopting recognized through retained earnings at the date of adoption.
The New Revenue Standard is expected to change the revenue recognition practices for a number of revenue streams across our businesses, although the most significant impacts will be concentrated within our aerospace units. Several businesses, which currently account for revenue on a “point-in-time basis,” will be required to use an “over time” model as they meet one or more of the mandatory criteria established in the New Revenue Standard. Revenue will be recognized based on percentage-of-completion for certain U.S. Government aerospace contracts; and aerospace aftermarket service work performed on a time and materials basis. For these businesses, unrecognized sales and operating profits related to the satisfied portion of the performance obligations of contracts in process as of the date of adoption will be recorded through retained earnings. The ongoing effect of recording revenue on a percentage-of-completion basis within these businesses is not expected to be material.
In addition to the forgoing, our aerospace businesses will also incur changes related to the timing of manufacturing cost recognition and certain engineering and development costs. In most circumstances, our commercial aerospace businesses will identify the performance obligation, or the unit of accounting, as the individual original equipment (OEM) unit; revenues and costs to manufacture each unit will be recognized upon OEM unit delivery. Under current practice, the unit of accounting is the contract, and early-contract OEM unit costs in excess of the average expected over the contract are capitalized and amortized over lower-cost units later in the contract. With the adoption of the New Revenue Standard, any deferred unit costs in excess of the contract average will be eliminated through retained earnings and will not be amortized into future earnings. As of March 31, 2017, capitalized deferred unit costs in excess of the contract average are $275 million, which is expected to increase during 2017, prior to adoption of the New Revenue Standard.
In regards to costs incurred for the engineering and development of aerospace products under contract with customers, we generally expense as incurred unless there is a contractually guaranteed right of recovery. Any customer funding received for such efforts is recognized when earned, with the corresponding costs recognized as cost of sales. The New Revenue Standard requires customer funding of OEM product engineering and development to be deferred and recognized as revenue as the OEM products are delivered to the customer.   The New Revenue Standard also requires product engineering and development costs to be capitalized as contract fulfillment costs, to the extent recoverable from the associated contract margin, and subsequently amortized as the OEM products are delivered to the customer.  For contracts that are open as of the adoption date, previously recognized customer funding will be established as a contract liability.
We continue to evaluate the implications of the standard change. We intend to adopt the New Revenue Standard effective January 1, 2018 using the modified retrospective approach.
Other Accounting Pronouncements:
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Upon adoption, investments that do not result in consolidation and are not accounted for under the equity method generally must be carried at fair value, with changes in fair value recognized in net income. As discussed in Note 12, we have approximately $96 million of unrealized gains on these securities recorded in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheet as of March 31, 2017. To the extent currently unrealized gains or losses on these investments are not realized through sale or other actions prior to the date of adoption, these amounts would be recorded directly to retained earnings upon adoption. The provisions of this ASU are effective for years beginning after December 15, 2017.
In February 2016, the FASB issued ASU 2016- 02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Condensed Consolidated Statement of Operations. In addition, this standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor doesn’t convey risks and rewards or control, the lease is treated as operating.
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases and lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material. We do not expect the ASU to have a material impact on our cash flows or results of operations.
In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 328): Measurement of Credit Losses on Financial Instruments. This ASU requires that certain financial assets, including those measured at amortized cost basis, be presented at the net amount expected to be collected, utilizing an impairment model known as the current expected credit loss model. In addition, available-for-sale debt securities will no longer use the concept of "other than temporary" when considering credit losses. Under this ASU, entities must use an allowance approach for credit losses on available-for-sale debt securities, and the allowance must be limited to the amount at which a security's fair value is below the amortized cost of the asset. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We do not expect this ASU to have a significant impact on our financial statements or disclosures.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the income tax consequences of an intra-entity transfer of an asset, other than inventory, to be recognized when the transfer occurs. Two common examples of assets included in the scope of this update are intellectual property and property, plant, and equipment. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of this ASU.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU provides a new framework that will assist in the evaluation of whether business combination transactions should be accounted as acquisition of a business or a group of assets, as well as specifying the minimum required inputs and processes necessary to be a business. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of this ASU.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. We do not expect this ASU to have a significant impact on our financial statements or disclosures.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, with other cost components presented separately from the service cost component and outside of income from operations. This ASU also allows only the service cost component of net periodic pension benefit cost to be eligible for capitalization when applicable. The provisions of this ASU are effective for years beginning after December 15, 2017. Provisions related to presentation of the service cost components versus other cost components must be applied retrospectively, while provisions related to service cost component eligibility for capitalization must be applied prospectively. We are currently evaluating the impact of this ASU.This ASU impacts only the presentation of net periodic pension cost/benefit and therefore does not have a significant impact on the financial statements.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2017 and 2016, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 28, 2017, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of March 31, 2017, and the related condensed consolidated statements of operations, of comprehensive income and of cash flows for the three-month periods ended March 31, 2017 and 2016. This interim financial information is the responsibility of the Corporation’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations, of comprehensive income, of cash flows, and of changes in equity for the year then ended (not presented herein), and in our report dated February 9, 2017, which included a paragraph that described the change in the presentation and classification of certain cash receipts and cash payments and the presentation of restricted cash in the statement of cash flows, as well as the classification and presentation of certain employee share-based payment transactions and the tax-related cash flows resulting from these payments, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
April 28, 2017

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
The current status of significant factors affecting our business environment in 2017 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report, which is incorporated by reference in our 2016 Form 10-K.
General
Our worldwide operations can be affected by industrial, economic and political factors on both a regional and global level. To limit the impact of any one industry, or the economy of any single country on our consolidated operating results, our strategy has been, and continues to be, the maintenance of a balanced and diversified portfolio of businesses. Our operations include original equipment manufacturing (OEM) and extensive related aftermarket parts and services in both our commercial and aerospace businesses. Our business mix also reflects the combination of shorter cycles at UTC Climate, Controls & Security and in our commercial aerospace spares businesses, and longer cycles at Otis and in our aerospace OEM and aftermarket maintenance businesses. Our customers include companies in the private sector and governments, and our businesses reflect an extensive geographic diversification that has evolved with the continued globalization of world economies.
Our military businesses sales are affected by U.S. Department of Defense budget and spending levels. Total sales to the U.S. Government were $1.3 billion and $1.4 billion, or 9% and 10% of total UTC sales, in the quarters ended March 31, 2017 and 2016, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has and is expected to contribute positively to our results in 2017.
Discontinued Operations
In 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. In the quarter ended March 31, 2016, we recognized approximately $18 million of additional Gain on disposal of discontinued operations including settlement of working capital adjustments, and net cash outflows from discontinued operations of approximately $2.2 billion, primarily related to the payment of Federal taxes related to the 2015 gain realized on the sale of Sikorsky.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the quarter ended March 31, 2017, our investment in business acquisitions was $95 million, which includes a number of small acquisitions primarily in our commercial businesses. We expect cash investment in acquisitions to be approximately $1 billion to $2 billion in 2017. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of end market demand in construction, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2017. See Part I, Item 1A, "Risk Factors" in our 2016 Form 10-K for further discussion.

CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2016 Annual Report, incorporated by reference in our 2016 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2017.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Net Sales	$13,815	$13,357
The factors contributing to the total percentage change year-over-year in total net sales for the quarter ended March 31, 2017 are as follows:

Quarter Ended March 31, 2017
Organic change	3%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	1%
Total % Change	3%
All four segments experienced organic sales growth during the quarter ended March 31, 2017. UTC Aerospace Systems sales grew 5% organically driven by strong commercial aerospace aftermarket sales volume. Pratt & Whitney sales were up 4% organically, driven by higher commercial and military aftermarket sales. Otis experienced organic sales growth of 3% during the quarter driven by service sales growth in North America and Asia, and higher new equipment sales in Europe and North America. UTC Climate, Controls & Security sales grew 2% organically driven by growth in the U.S. residential HVAC, global commercial HVAC, and commercial refrigeration businesses.
Cost of Products and Services Sold

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Cost of products sold	$7,263	$7,087
Percentage of product sales	75.4%	75.2%
Cost of services sold	$2,814	$2,567
Percentage of service sales	67.4%	65.2%
Total cost of products and services sold	$10,077	$9,654
The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2017 in total cost of products and services sold are as follows:

Quarter Ended March 31, 2017
Organic change	4%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	1%
Total % Change	4%

The organic increase in total cost of products and services sold in the quarter ended March 31, 2017 was primarily driven by the organic sales increase across all segments noted above, higher negative engine margin at Pratt & Whitney, and an unfavorable contract adjustment related to a large commercial project at UTC Climate, Controls & Security. The year-over-year increase in cost of services sold as a percentage of service sales (220 basis points) was primarily driven by the absence of a prior year favorable contract settlement at Pratt & Whitney and the unfavorable contract adjustment at UTC Climate, Controls & Security noted above.
Gross Margin

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Gross margin	$3,738	$3,703
Percentage of net sales	27.1%	27.7%
The 60 basis point decline in gross margin as a percentage of sales for the quarter ended March 31, 2017 primarily reflects lower gross margin at Pratt & Whitney (30 basis points) driven by the absence of a prior year favorable contract settlement and higher negative engine margin; and lower gross margin at UTC Climate, Controls & Security (30 basis points) driven largely by an unfavorable contract adjustment related to a large commercial project. Gross margin improvement at UTC Aerospace Systems resulting from higher commercial aftermarket sales volumes was offset by lower gross margin at Otis driven by pricing pressure, primarily in China.
Research and Development

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Company-funded	$577	$541
Percentage of net sales	4.2%	4.1%
Customer-funded	$332	$356
Percentage of net sales	2.4%	2.7%
Research and development spending is subject to the variable nature of program development schedules, and therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (7%) for the quarter ended March 31, 2017 is primarily driven by higher research and development spending across various programs at UTC Aerospace Systems (3%), continued investment in new products at UTC Climate, Controls & Security (2%), and increased spending on strategic initiatives at Otis (2%). Customer-funded research and development declined 7% versus the prior year, primarily driven by lower spending across several commercial aerospace programs at UTC Aerospace Systems (15%), partially offset by an increase at Pratt & Whitney (8%) driven by higher spending on military development programs.
Selling, General and Administrative

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Selling, general and administrative expenses	$1,482	$1,363
Percentage of net sales	10.7%	10.2%
Selling, general and administrative expenses increased 9% in the quarter ended March 31, 2017, including a 2% increase in expenses resulting from recent acquisitions. The increase also reflects higher expenses at Pratt & Whitney (1%) and UTC Aerospace Systems (1%), primarily driven by increased headcount; higher spending at Otis (1%) resulting from higher labor and information technology costs; and an increase in general corporate expenses (1%) primarily driven by employee compensation related expenses.
Other Income, Net

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Other income, net	$588	$146

Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The year-over-year increase in other income, net (303%) in the quarter ended March 31, 2017 is primarily driven by $379 million of gains resulting from the sale of UTC Climate, Controls & Security's investments in Watsco, Inc.
Interest Expense, Net

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Interest expense	$236	$241
Interest income	(23)	(18)
Interest expense, net	$213	$223
Average interest expense rate	3.5%	4.2%
The decrease in interest expense during the quarter ended March 31, 2017 relative to the prior year is due to the net impact resulting from the December 1, 2016 redemption of 5.375% and 6.125% notes representing $2.25 billion in aggregate principal, partially offset by the November 1, 2016 issuance of notes representing $4 billion in aggregate principal bearing interest rates significantly lower than those of the notes redeemed. The average maturity of our long-term debt at March 31, 2017 is approximately twelve years.
Income Taxes

	Quarter Ended March 31,
	2017	2016
Effective tax rate	28.5%	27.2%
The increase in the effective tax rate for the quarter ended March 31, 2017 primarily reflects the unfavorable impact related to the gain on the sale of UTC Climate, Controls & Security's investments in Watsco, Inc.
As shown in the table above, the effective tax rate for the quarter ended March 31, 2017 is 28.5%. We estimate our full year 2017 annual effective income tax rate to be approximately 27%, excluding restructuring and non-operational nonrecurring items.
Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2017	2016
Net income from continuing operations attributable to common shareowners	$1,386	$1,172
Diluted earnings per share from continuing operations	$1.73	$1.41
Net income from continuing operations attributable to common shareowners for the quarter ended March 31, 2017 includes restructuring charges, net of tax benefit, of $34 million as well as gains from the sale of available-for-sale securities, net of tax, of $238 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the quarter ended March 31, 2017 was $0.25 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.03 per diluted share.
Net income from continuing operations attributable to common shareowners for the quarter ended March 31, 2016 includes restructuring charges, net of tax benefit, of $42 million. The effect of restructuring charges on diluted earnings per share for the quarter ended March 31, 2016 was $0.05 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated an unfavorable effect of $0.01 per diluted share.
Net Income from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2017	2016
Net income from discontinued operations attributable to common shareowners	$—	$11
Diluted earnings per share from discontinued operations	$—	$0.01

Net income from discontinued operations attributable to common shareowners for the quarter ended March 31, 2016 reflects the final purchase price adjustment for the sale of Sikorsky, which was completed in 2015.
Restructuring Costs

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Restructuring costs	$52	$62
Restructuring actions are an essential component of our operating margin improvement efforts and relate to both existing operations and those recently acquired. Charges generally arise from severance related to workforce reductions, facility exit and lease termination costs associated with the consolidation of field and manufacturing operations and costs to exit legacy programs. We expect to incur restructuring costs in 2017 of approximately $300 million, including trailing costs related to prior actions associated with our continuing cost reduction efforts and the integration of acquisitions. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.
2017 Actions. During the quarter ended March 31, 2017, we recorded net pre-tax restructuring charges of $24 million relating to ongoing cost reduction actions initiated in 2017. We are targeting to complete in 2017 and 2018 the majority of the remaining workforce and facility related cost reduction actions initiated in 2017. Approximately 88% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2017, we had cash outflows of approximately $6 million related to the 2017 actions. We expect to incur additional restructuring charges of $18 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $32 million annually.
2016 Actions. During the quarter ended March 31, 2017 and 2016, we recorded net pre-tax restructuring charges of $22 million and $28 million, respectively, for actions initiated in 2016. We are targeting to complete in 2017 the majority of the remaining workforce and facility related cost reduction actions initiated in 2016. Approximately 65% of the total pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2017, we had cash outflows of approximately $29 million related to the 2016 actions. We expect to incur additional restructuring charges of $82 million to complete these actions. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $180 million annually, of which, approximately $21 million was realized during the quarter ended March 31, 2017.
For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2017 and 2016 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
At constant currency and excluding the effect of acquisitions and divestitures, UTC Climate, Controls & Security equipment orders in the quarter ended March 31, 2017 increased 7% in comparison to the same period of the prior year driven by increases in transport refrigeration (30%), commercial HVAC (6%) and residential HVAC orders (3%). At constant currency, within the Otis segment, new equipment orders in the quarter increased 4% in comparison to the prior year driven by order growth in the Americas (29%) and Europe (28%), partially offset by order declines in the Asia region including China (10%) and the Middle East (46%).
Summary performance for each of the commercial businesses for the quarters ended March 31, 2017 and 2016 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Net Sales	$2,804	$2,715	3%	$3,892	$3,728	4%
Cost of Sales	1,940	1,862	4%	2,755	2,601	6%
	864	853	1%	1,137	1,127	1%
Operating Expenses and Other	412	387	6%	174	521	(67)%
Operating Profits	$452	$466	(3)%	$963	$606	59%

Operating Profit Margins	16.1%	17.2%	24.7%	16.3%

Otis –
Quarter Ended March 31, 2017 Compared with Quarter Ended March 31, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	(1)%	—	—	1%
Cost of Sales	5%	(1)%	—	—	—
Operating Profits	(5)%	(1)%	—	2%	1%
The organic sales increase of 3% primarily reflects higher service sales (2%), driven by growth in North America and Asia. New equipment sales growth in Europe (2%) and North America (1%) was partially offset by declines in China (1%) and the Middle East (1%).
The operational profit decrease of 5% was driven by:

•	unfavorable price and mix (10%), primarily driven by pricing pressure in China

•	higher selling, general and administrative expenses (4%), driven by higher labor and information technology costs

•	higher research and development spending (2%), net of

•	profit contribution from the higher sales volumes noted above (5%)

•	and favorable productivity (4%)

UTC Climate, Controls & Security –
Quarter Ended March 31, 2017 Compared with Quarter Ended March 31, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(2)%	4%	—	—
Cost of Sales	3%	(2)%	5%	—	—
Operating Profits	(5)%	(2)%	2%	1%	63%
Organic sales grew 2% in the quarter, driven by growth in U.S. residential HVAC and global commercial HVAC (combined 2%) and commercial refrigeration (1%), offset by a decline in transport refrigeration (1%) driven by lower container volume.
The 63% increase in “other” primarily reflects a gain on the sale of investments in Watsco, Inc.
The 5% operational profit decrease was primarily driven by:

•	an unfavorable contract adjustment related to a large commercial project (4%)

•
unfavorable mix and pricing partially offset by the profit contribution from the organic sales growth noted above (net 2%) driven by margin pressure from lower transport refrigeration sales and unfavorable mix within fire and security and commercial refrigeration, net of

•	the beneficial impact from productivity and restructuring savings (combined 1%)

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
We continue to see growth in a strong commercial airline industry which is benefiting from traffic growth, lower airfares, and stronger economic conditions. Airline traffic, as measured by RPMs, grew approximately 7% in the first two months of 2017.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMPs). FMPs are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMPs in lieu of transactional spare part sales as new engines enter our customers' fleets on FMPs and legacy fleets are retired. For the first three months of 2017, as compared with 2016, commercial aerospace aftermarket sales increased 12% at UTC Aerospace Systems and 7% at Pratt & Whitney.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB ASC. Operating profit in the quarter ended March 31, 2017 included significant net unfavorable changes in aerospace contract estimates of $29 million, primarily representing unfavorable contract adjustments recorded at Pratt & Whitney. The net effect of significant changes in aerospace contract estimates did not impact operating profit in the quarter ended March 31, 2016.
As previously disclosed, Pratt & Whitney's PurePower PW1500G engine models have been selected by Bombardier to power the new CSeries passenger aircraft, which entered into service on July 15, 2016. There have been multi-year delays in the development of the CSeries aircraft. Notwithstanding these delays, Bombardier reports that they have received over 300 orders for the aircraft and that both the CS100 and CS300 aircraft models have been certified and have entered into revenue service.  We have made various investments in support of the production and delivery of our PW1500G engines and systems for the CSeries program, which we currently expect to recover through future deliveries of PW1500G powered CSeries aircraft. We will continue to monitor the progress of the program and our ability to recover our investments.

Summary performance for each of the aerospace businesses for the quarters ended March 31, 2017 and 2016 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Net Sales	$3,758	$3,588	5%	$3,611	$3,505	3%
Cost of Sales	2,961	2,795	6%	2,641	2,571	3%
	797	793	1%	970	934	4%
Operating Expenses & Other	404	383	5%	394	396	(1)%
Operating Profits	$393	$410	(4)%	$576	$538	7%

Operating Profit Margins	10.5%	11.4%	16.0%	15.3%

Pratt & Whitney –
Quarter Ended March 31, 2017 Compared with Quarter Ended March 31, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	1%	—	—	—
Cost of Sales	6%	—	—	—	—
Operating Profits	(15)%	10%	—	1%	—
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
The organic sales increase of 4% primarily reflects higher commercial aftermarket sales (5%) and higher military aftermarket sales and military development revenues (3%) partially offset by lower commercial engines volume at Pratt & Whitney Canada (1%), lower military engines volume (2%), and the unfavorable impact of year-over-year contract settlements (1%).
Pratt & Whitney's operating profit includes lower pension cost and restructuring savings across its businesses. The operational profit decrease of 15% was primarily driven by:

•	unfavorable year-over-year contract settlements (13%)

•	lower profit contribution from commercial engines at Pratt & Whitney Canada (8%) driven by the volume decrease noted above

•	higher negative engine margin (6%)

•	lower profit contribution from military engines (4%) driven by lower sales
These decreases were partially offset by:

•	higher profit contribution from the commercial aftermarket sales increase noted above (13%)

•	profit contribution from higher military development revenues (3%)
•lower research and development spending (1%)

UTC Aerospace Systems –
Quarter Ended March 31, 2017 Compared with Quarter Ended March 31, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	5%	(1)%	(1)%	—	—
Cost of Sales	4%	—	(1)%	—	—
Operating Profits	7%	2%	—	(2)%	—
The organic sales growth of 5% was primarily driven by an increase in commercial aerospace aftermarket sales volume (4%). The remaining increase reflects higher commercial aerospace OEM sales partially offset by a decline in military sales (net 1%).
The increase in organic operating profit of 7% primarily reflects:

•	higher commercial aerospace profit contribution (14%) driven by the commercial aftermarket sales growth noted above, partially offset by adverse commercial aerospace OEM mix, net of

•	higher selling, general and administrative expenses (4%)

•	higher research and development costs (3%)

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended March 31,		Quarter Ended March 31,
(Dollars in millions)	2017	2016	2017	2016
Eliminations and other	$(250)	$(179)	$(13)	$16
General corporate expenses	—	—	(104)	(91)

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year decrease in sales and operating profits for the quarter ended March 31, 2017, as compared with the same period of 2016, reflects an increase in the amount of inter-segment eliminations, principally between our aerospace businesses, and the unfavorable impact of a reallocation of pension benefit to the business segments. The year-over-year increase in general corporate expenses for the quarter ended March 31, 2017, as compared with the same period of 2016, primarily reflects an increase in employee compensation related expenses.
LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	March 31, 2017	December 31, 2016	March 31, 2016
Cash and cash equivalents	$7,156	$7,157	$7,215
Total debt	24,582	23,901	23,051
Net debt (total debt less cash and cash equivalents)	17,426	16,744	15,836
Total equity	29,272	29,169	29,903
Total capitalization (debt plus equity)	53,854	53,070	52,954
Net capitalization (debt plus equity less cash and cash equivalents)	46,698	45,913	45,739

Debt to total capitalization	46%	45%	44%
Net debt to net capitalization	37%	36%	35%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows of continuing operations, which, after netting out capital expenditures, we generally target to approximate net income from continuing operations attributable to common shareowners. For 2017, we expect this to approximate 90% to 100% of net income from continuing operations attributable to common shareowners. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
Our domestic pension funds experienced a positive return on assets of 4.25% during the first three months of 2017. Approximately 88% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (12%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the impact of the continued recognition of prior pension investment gains, 2016 actual returns on plan assets and lower discount rates for interest costs, offset by the lower discount rates for pension obligations, will result in a net periodic pension benefit in 2017 that is slightly favorable to 2016 amounts.
Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. The average maturity of our long-term debt at March 31, 2017 is approximately twelve years. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
At March 31, 2017, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of March 31, 2017, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2017, our maximum commercial paper borrowing limit was $4.35 billion.
On February 22, 2016, we issued €950 million aggregate principal amount of 1.125% notes due 2021, €500 million aggregate principal amount of 1.875% notes due 2026 and €750 million aggregate principal amount of floating rate notes due 2018. The net proceeds from these debt issuances were used for general corporate purposes.
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. for approximately $9.1 billion in cash. In connection with the sale of Sikorsky, we made tax payments of approximately $2.5 billion in 2016, including approximately $2.2 billion of tax payments made during the quarter ended March 31, 2016. On November 11, 2015, we entered into ASR agreements to repurchase an aggregate of $6 billion of our common stock utilizing the net after-tax proceeds from the sale of Sikorsky. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 51.9 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase were settled upon final delivery to us of approximately 2.1 million additional shares of common stock in the quarter ended March 31, 2016 and approximately 8.0 million additional shares of common stock in the quarter ended September 30, 2016.
At March 31, 2017, approximately 96% of our cash was held by UTC's foreign subsidiaries, due to our extensive international operations. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
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
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2017 and December 31, 2016, the amount of such restricted cash was approximately $27 million and $32 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.

Cash Flow - Operating Activities of Continuing Operations

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Net cash flows provided by operating activities of continuing operations	$993	$798
Cash generated from operating activities of continuing operations in the quarter ended March 31, 2017 was $195 million higher than the same period in 2016. Cash outflows for working capital improved by $156 million in the quarter ended March 31, 2017 over the prior year period. In the quarter ended March 31, 2017, inventories increased $654 million, primarily in our aerospace businesses supporting an increase in forecasted OEM deliveries and related aftermarket demand, and at UTC Climate, Controls & Security primarily driven by seasonal demand in our North American HVAC and refrigeration businesses. Accounts receivable increased primarily in our aerospace businesses, and were partially offset by increased customer advances at Pratt & Whitney and Otis. Factoring activity provided an increase of approximately $500 million in cash generated from operating activities of continuing operations in the quarter ended March 31, 2017, as compared to the prior year period. This increase in factoring was driven largely by Pratt & Whitney's temporary extension of contractual payment terms with certain commercial aerospace customers. Increases in accrued liabilities were driven primarily by higher accruals for taxes and interest due to the timing of payments.
For the quarter ended March 31, 2016, cash outflows for working capital were primarily driven by increases in inventories, primarily in our aerospace businesses, supporting an increase in forecasted OEM deliveries and related aftermarket demand. Accounts receivable similarly increased in our aerospace businesses, partially offset by reductions at UTC Climate, Controls & Security, primarily in its fire and security, refrigeration and international businesses. Reductions in accounts payable and accrued liabilities across all businesses were partially offset by increased customer advances and deferred revenues, primarily at Pratt &Whitney and Otis.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the quarter ended March 31, 2017 and 2016 were $46 million and $75 million, respectively. Although our domestic pension plans are approximately 92% funded on a projected benefit obligation basis as of March 31, 2017, and we are not required to make additional contributions through the end of 2021, we may elect to make discretionary contributions in 2017. We expect to make total contributions of approximately $300 million to our global defined benefit pension plans in 2017, including discretionary contributions of approximately $150 million to our domestic defined benefit pension plans. Contributions to our global defined benefit pension plans in 2017 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Net cash flows used in investing activities of continuing operations	$(139)	$(493)
Cash flows used in investing activities of continuing operations for the quarter ended March 31, 2017 and 2016 primarily reflect capital expenditures, cash investments in businesses, and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms. In the quarter ended March 31, 2017, we realized net proceeds of $596 million from the sale of UTC Climate, Controls & Security's investments in Watsco, Inc.
During the quarter ended March 31, 2017, our collaboration intangible assets increased by approximately $101 million, of which $81 million resulted from payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the quarter ended March 31, 2017 ($325 million) primarily relate to investments in production capacity at Pratt & Whitney and UTC Aerospace Systems, as well as new facilities at Pratt & Whitney and UTC Climate, Controls & Security.
Cash investments in businesses in the quarter ended March 31, 2017 ($95 million) consisted of a number of small acquisitions, primarily in our commercial businesses. We expect total cash investments for acquisitions in 2017 to be approximately $1 billion to $2 billion, including acquisitions completed during the quarter ended March 31, 2017. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. During the quarter ended March 31, 2017 and 2016, we had net cash payments of approximately $113 million and net cash receipts of approximately $42 million, respectively, from the settlement of these derivative instruments.
Customer financing activities were a net use of cash of $147 million, primarily driven by additional Geared Turbofan engines to support customer fleets, and a net source of cash of $13 million for the quarter ended March 31, 2017 and 2016, respectively. While we expect that 2017 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $14.2 billion at March 31, 2017 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.9 billion may be required to be disbursed during the remainder of 2017. We had commercial aerospace financing and other contractual commitments of approximately $14.4 billion at December 31, 2016.
Cash Flow - Financing Activities of Continuing Operations

	Quarter Ended March 31,
(Dollars in millions)	2017	2016
Net cash flows (used in) provided by financing activities of continuing operations	$(929)	$2,030
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt, including approximately $2.3 billion of net long-term debt issuances in the three months ended March 31, 2016. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $1.1 billion of outstanding commercial paper at March 31, 2017.
At March 31, 2017, management had remaining authority to repurchase approximately $2.8 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. We made cash payments of approximately $933 million to repurchase approximately 8.4 million shares of our common stock during the quarter ended March 31, 2017. We expect 2017 full year share repurchases to be approximately $3.5 billion, which we expect to fund with cash generated from operating activities of continuing operations as well as additional borrowings. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on common stock of $0.66 per share totaling approximately $505 million in the aggregate for the quarter ended March 31, 2017. On April 24, 2017, the Board of Directors declared a dividend of $0.66 per share payable June 10, 2017 to shareowners of record at the close of business on May 19, 2017.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Cash Flow - Discontinued Operations

(Dollars in millions)	Quarter Ended March 31, 2016
Net cash flows used in discontinued operations	$(2,227)
Cash flows used in discontinued operations for the quarter ended March 31, 2016 primarily reflect the payment of taxes associated with the net gain realized on the sale of Sikorsky to Lockheed Martin Corp. in November 2015.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2016 Annual Report, incorporated by reference in our 2016 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of March 31, 2017, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2017. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2016 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Consolidated Financial Statements" under the heading "Note 15: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and in our 2016 Annual Report and 2016 Form 10-K. Additional important information as to these factors is included in our 2016 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters" and in our 2016 Form 10-K in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole." The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Pratt & Whitney Grand Jury Subpoena
 As previously disclosed, Pratt & Whitney received a subpoena in May 2012 issued by a federal grand jury in Connecticut, requesting documents related to Pratt & Whitney’s use in certain military engines of titanium procured from suppliers that potentially did not conform to underlying contract specifications. In January 2017, the U.S. Attorney's office in Connecticut informed the Company that the grand jury investigation was closed and that the matter was referred to its civil division for further review. In connection with that review, Pratt & Whitney received a civil subpoena from the Department of Defense, Office of Inspector General, seeking the documents requested by the grand jury subpoena. On March 13, 2017, the U.S. Attorney's office informed the Company that it had ended the investigation and would not seek civil remedies against Pratt & Whitney as a result of the investigation. On March 23, 2017 the Department of Defense, Office of Inspector General, notified the Company that it was withdrawing the civil subpoena.
Telephone Consumer Protection Act
As previously disclosed, UTC Fire & Security Americas Corporation, Inc. (UTCFS) was named as a defendant in numerous putative class actions that were filed on behalf of purported classes of persons who alleged that third-party entities placed "robocalls" and/or placed calls to numbers listed on the "Do Not Call Registry" on behalf of UTCFS in contravention of the Telephone Consumer Protection Act (TCPA).  In each putative class action suit, plaintiffs sought injunctive relief and monetary damages.  Each violation under the TCPA provides for $500 in statutory damages or up to $1,500 for any willful violation.  In August 2016, UTCFS moved for summary judgment in the Northern District of West Virginia, the court in which all of the pending TCPA cases have been consolidated, arguing that the third parties who placed the calls in alleged violation of the TCPA were not acting as UTCFS’ agents and, therefore, UTCFS could not be vicariously liable for those calls under the TCPA.  On December 22, 2016, the district court granted UTCFS’ summary judgment motion and dismissed the claims against UTCFS. The plaintiffs appealed the decision on February 14, 2017.
See Note 15, Contingent Liabilities, for discussion regarding other legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2016 Form 10-K.

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended March 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2017	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	3,118	$110.43	3,118	$3,402
February 1 - February 28	4,851	111.71	4,851	$2,860
March 1 - March 31	421	112.28	421	$2,813
Total	8,390	$111.26	8,390
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At March 31, 2017, the maximum dollar value of shares that may yet be purchased under this current program was approximately $2,813 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. No shares were reacquired in transactions outside the program during the quarter ended March 31, 2017.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20170331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20170331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20170331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20170331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20170331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20170310_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	April 28, 2017	by:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 28, 2017	by:	/s/ ROBERT J. BAILEY
Robert J. Bailey
Corporate Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20170331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20170331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20170331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20170331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20170331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20170331_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.