Form 10-Q
period 2017-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2017-07-28
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
At June 30, 2017 there were 798,772,783 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2017

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016
Net Sales:
Product sales	$10,661	$10,634
Service sales	4,619	4,240
	15,280	14,874
Costs and Expenses:
Cost of products sold	7,907	7,933
Cost of services sold	3,193	2,808
Research and development	609	588
Selling, general and administrative	1,538	1,451
	13,247	12,780
Other income, net	257	243
Operating profit	2,290	2,337
Interest expense, net	226	225
Income from continuing operations before income taxes	2,064	2,112
Income tax expense	532	587
Net income from continuing operations	1,532	1,525
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	93	99
Income from continuing operations attributable to common shareowners	1,439	1,426
Discontinued operations (Note 2):
Income from operations	—	1
Loss on disposal	—	(3)
Income tax expense	—	(45)
Loss from discontinued operations attributable to common shareowners	—	(47)
Net income attributable to common shareowners	$1,439	$1,379
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.83	$1.73
Net income attributable to common shareowners	$1.83	$1.67
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.80	$1.71
Net income attributable to common shareowners	$1.80	$1.65
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016
Net Sales:
Product sales	$20,298	$20,053
Service sales	8,797	8,178
	29,095	28,231
Costs and Expenses:
Cost of products sold	15,170	15,020
Cost of services sold	6,007	5,375
Research and development	1,186	1,129
Selling, general and administrative	3,020	2,814
	25,383	24,338
Other income, net	845	389
Operating profit	4,557	4,282
Interest expense, net	439	448
Income from continuing operations before income taxes	4,118	3,834
Income tax expense	1,118	1,056
Net income from continuing operations	3,000	2,778
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	175	180
Income from continuing operations attributable to common shareowners	2,825	2,598
Discontinued operations (Note 2):
Income from operations	—	1
Gain on disposal	—	15
Income tax expense	—	(52)
Loss from discontinued operations attributable to common shareowners	—	(36)
Net income attributable to common shareowners	$2,825	$2,562
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$3.57	$3.15
Net income attributable to common shareowners	$3.57	$3.11
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$3.53	$3.12
Net income attributable to common shareowners	$3.53	$3.08
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Net income from continuing operations	$1,532	$1,525	$3,000	$2,778
Loss from discontinued operations	—	(47)	—	(36)
Net income	1,532	1,478	3,000	2,742
Other comprehensive income (loss), net of tax (expense) benefit:
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	249	(276)	395	(237)
Less: Reclassification adjustments for gain on sale of an investment in a foreign entity recognized in Other income, net	—	—	—	1
	249	(276)	395	(236)
Pension and postretirement benefit plans
Pension and postretirement benefit plans adjustments during the period	(5)	(12)	(4)	(37)
Amortization of actuarial loss, prior service cost and transition obligation	132	128	263	254
	127	116	259	217
Tax expense	(47)	(43)	(96)	(81)
	80	73	163	136
Unrealized gain (loss) on available-for-sale securities
Unrealized holding gain (loss) arising during period	30	21	(2)	90
Reclassification adjustments for gain included in Other income, net	(24)	(25)	(407)	(52)
	6	(4)	(409)	38
Tax (expense) benefit	(2)	5	156	(14)
	4	1	(253)	24
Change in unrealized cash flow hedging
Unrealized cash flow hedging gain arising during period	66	36	130	195
Loss reclassified into Product sales	5	45	10	107
	71	81	140	302
Tax expense	(17)	(21)	(32)	(80)
	54	60	108	222
Other comprehensive income (loss), net of tax	387	(142)	413	146
Comprehensive income	1,919	1,336	3,413	2,888
Less: Comprehensive income attributable to noncontrolling interest	(111)	(97)	(218)	(191)
Comprehensive income attributable to common shareowners	$1,808	$1,239	$3,195	$2,697
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$9,345	$7,157
Accounts receivable, net	12,597	11,481
Inventories and contracts in progress, net	9,860	8,704
Other assets, current	1,027	1,208
Total Current Assets	32,829	28,550
Customer financing assets	1,701	1,398
Future income tax benefits	1,817	1,809
Fixed assets	20,309	19,469
Less: Accumulated depreciation	(10,834)	(10,311)
Fixed assets, net	9,475	9,158
Goodwill	27,587	27,059
Intangible assets, net	15,881	15,684
Other assets	5,503	6,048
Total Assets	$94,793	$89,706
Liabilities and Equity
Short-term borrowings	$682	$601
Accounts payable	8,542	7,483
Accrued liabilities	12,634	12,219
Long-term debt currently due	2,061	1,603
Total Current Liabilities	23,919	21,906
Long-term debt	23,883	21,697
Future pension and postretirement benefit obligations	5,249	5,612
Other long-term liabilities	11,181	11,026
Total Liabilities	64,232	60,241
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	406	296
Shareowners' Equity:
Common Stock	17,372	17,285
Treasury Stock	(35,516)	(34,150)
Retained earnings	54,640	52,873
Unearned ESOP shares	(90)	(95)
Accumulated other comprehensive loss	(7,964)	(8,334)
Total Shareowners' Equity	28,442	27,579
Noncontrolling interest	1,713	1,590
Total Equity	30,155	29,169
Total Liabilities and Equity	$94,793	$89,706
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Operating Activities of Continuing Operations:
Net income from continuing operations	$3,000	$2,778
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	1,039	960
Deferred income tax provision	502	220
Stock compensation cost	96	96
Change in:
Accounts receivable	(951)	(679)
Inventories and contracts in progress	(1,066)	(466)
Other current assets	27	(23)
Accounts payable and accrued liabilities	1,436	572
Global pension contributions	(79)	(107)
Canadian government settlement	(246)	(237)
Other operating activities, net	(619)	(508)
Net cash flows provided by operating activities of continuing operations	3,139	2,606
Investing Activities of Continuing Operations:
Capital expenditures	(771)	(649)
Investments in businesses	(168)	(538)
Dispositions of businesses	19	50
Proceeds from sale of investments in Watsco, Inc.	596	—
Increase in customer financing assets, net	(240)	(55)
Increase in collaboration intangible assets	(195)	(199)
(Payments) receipts from settlements of derivative contracts	(294)	86
Other investing activities, net	63	(75)
Net cash flows used in investing activities of continuing operations	(990)	(1,380)
Financing Activities of Continuing Operations:
Issuance of long-term debt	4,013	2,466
Repayment of long-term debt	(1,611)	(144)
Increase (decrease) in short-term borrowings, net	32	(178)
Proceeds from Common Stock issued under employee stock plans	22	5
Dividends paid on Common Stock	(1,008)	(1,035)
Repurchase of Common Stock	(1,370)	(36)
Other financing activities, net	(130)	(164)
Net cash flows (used in) provided by financing activities of continuing operations	(52)	914
Discontinued Operations:
Net cash used in operating activities	—	(2,463)
Net cash provided by investing activities	—	6
Net cash flows used in operating activities of discontinued operations	—	(2,457)
Effect of foreign exchange rate changes on cash and cash equivalents	95	10
Net increase (decrease) in cash, cash equivalents and restricted cash	2,192	(307)
Cash, cash equivalents and restricted cash, beginning of year	7,189	7,120
Cash, cash equivalents and restricted cash, end of period	9,381	6,813
Less: Restricted cash, included in Other assets	36	28
Cash and cash equivalents, end of period	$9,345	$6,785
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at June 30, 2017 and for the quarters and six months ended June 30, 2017 and 2016 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2016 Annual Report) incorporated by reference in our Annual Report on Form 10-K for calendar year 2016 (2016 Form 10-K).
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. As previously disclosed in our 2016 Form 10-K, in 2016 we early adopted Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Amounts previously reported for the quarter and six months ended June 30, 2016 have been restated as required upon adoption of these ASUs. These restatements had an immaterial impact on the Condensed Consolidated Financial Statements as of June 30, 2016, and for the quarter and six months then ended.
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the six months ended June 30, 2017, our investment in business acquisitions was $168 million, and consisted of a number of small acquisitions, primarily in our commercial businesses.
Goodwill. Changes in our goodwill balances for the six months ended June 30, 2017 were as follows:

(Dollars in millions)	Balance as of January 1, 2017	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of June 30, 2017
Otis	$1,575	$(1)	$78	$1,652
UTC Climate, Controls & Security	9,487	95	256	9,838
Pratt & Whitney	1,511	—	—	1,511
UTC Aerospace Systems	14,483	—	100	14,583
Total Segments	27,056	94	434	27,584
Eliminations and other	3	—	—	3
Total	$27,059	$94	$434	$27,587
Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2017		December 31, 2016
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,130	$(1,468)	$1,995	$(1,344)
Patents and trademarks	392	(218)	378	(201)
Collaboration intangible assets	3,923	(299)	3,724	(211)
Customer relationships and other	13,141	(3,814)	12,798	(3,480)
	19,586	(5,799)	18,895	(5,236)
Unamortized:
Trademarks and other	2,094	—	2,025	—
Total	$21,680	$(5,799)	$20,920	$(5,236)
Customer relationship intangible assets include payments made to our customers to secure certain contractual rights. Such payments are capitalized when distinct rights are obtained and sufficient incremental cash flows to support the recoverability of the assets have been established. Otherwise, the applicable portion of the payments are expensed. We amortize these intangible assets based on the underlying pattern of economic benefit, which may result in an amortization method other than straight-line. In the aerospace industry, amortization based on the pattern of economic benefit generally results in lower amortization expense during the development period with amortization expense increasing as programs enter full production and aftermarket cycles. If a pattern of economic benefit cannot be reliably determined, a straight-line amortization method is used. We classify amortization of such payments as a reduction of sales. The collaboration intangible assets are amortized based upon the pattern of economic benefits as represented by the underlying cash flows.
Amortization of intangible assets for the quarter and six months ended June 30, 2017 was $210 million and $415 million, respectively, compared with $194 million and $381 million for the same periods of 2016. The following is the expected amortization of intangible assets for the years 2017 through 2022, which reflects the pattern of expected economic benefit on certain aerospace intangible assets.

(Dollars in millions)	Remaining 2017	2018	2019	2020	2021	2022
Amortization expense	$421	$873	$871	$891	$903	$899
Note 2: Discontinued Operations
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. In the six months ended June 30, 2016, we recognized approximately $15 million of additional gain on the disposal resulting from the settlement of working capital adjustments, and approximately $52 million of additional income tax expense related to the 2015 gain realized on the sale of Sikorsky. Net cash outflows from discontinued operations of approximately $2.5 billion resulted from the payment of taxes related to the 2015 gain realized on the sale of Sikorsky.
Note 3: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts; shares in millions)	2017	2016	2017	2016
Net income attributable to common shareowners:
Net income from continuing operations	$1,439	$1,426	$2,825	$2,598
Loss from discontinued operations	—	(47)	—	(36)
Net income attributable to common shareowners	$1,439	$1,379	$2,825	$2,562
Basic weighted average number of shares outstanding	788.7	825.3	791.1	825.1
Stock awards and equity units	9.5	8.3	9.3	7.4
Diluted weighted average number of shares outstanding	798.2	833.6	800.4	832.5
Earnings (Loss) Per Share of Common Stock - Basic:
Net income from continuing operations	$1.83	$1.73	$3.57	$3.15
Loss from discontinued operations	—	(0.06)	—	(0.04)
Net income attributable to common shareowners	1.83	1.67	3.57	3.11
Earnings (Loss) Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.80	$1.71	$3.53	$3.12
Loss from discontinued operations	—	(0.06)	—	(0.04)
Net income attributable to common shareowners	1.80	1.65	3.53	3.08
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. For the quarter and six months ended June 30, 2017, the number of stock awards excluded from the computation was approximately 5.8 million and 6.4 million, respectively. For the quarter and six months ended June 30, 2016, the number of stock awards excluded from the computation was approximately 12.7 million and 14.9 million, respectively.

Note 4: Inventories and Contracts in Progress

(Dollars in millions)	June 30, 2017	December 31, 2016
Raw materials	$2,146	$2,040
Work-in-process	3,253	2,787
Finished goods	3,753	3,305
Contracts in progress	9,814	9,395
	18,966	17,527
Less:
Progress payments, secured by lien, on U.S. Government contracts	(175)	(130)
Billings on contracts in progress	(8,931)	(8,693)
	$9,860	$8,704
Inventories include capitalized contract development costs related to certain aerospace programs at UTC Aerospace Systems. As of June 30, 2017 and December 31, 2016, these capitalized costs were $126 million and $140 million, respectively, which will be liquidated as production units are delivered to customers. Within commercial aerospace, inventory costs attributable to new engine offerings are recognized based on the average cost per unit expected over the life of each contract using the units-of-delivery method of percentage of completion accounting. Under this method, costs of initial engine deliveries in excess of the projected contract per unit average cost are capitalized, and these capitalized amounts are subsequently expensed as additional engine deliveries occur for engines with costs below the projected contract per unit average cost over the life of the contract. As of June 30, 2017 and December 31, 2016, inventory included $307 million and $233 million, respectively, of such capitalized amounts.
Note 5: Borrowings and Lines of Credit

(Dollars in millions)	June 30, 2017	December 31, 2016
Commercial paper	$559	$522
Other borrowings	123	79
Total short-term borrowings	$682	$601
At June 30, 2017, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion, pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of June 30, 2017, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2017, our maximum commercial paper borrowing limit was $4.35 billion. Commercial paper borrowings at June 30, 2017 represent approximately €500 million ($559 million) of euro-denominated commercial paper. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
On May 4, 2017, we issued $1.0 billion aggregate principal amount of 1.900% notes due 2020, $500 million aggregate principal amount of 2.300% notes due 2022, $800 million aggregate principal amount of 2.800% notes due 2024, $1.1 billion aggregate principal amount of 3.125% notes due 2027 and $600 million aggregate principal amount of 4.050% notes due 2047. The net proceeds received from these debt issuances were used: to fund the repayment at maturity of our 1.800% notes due 2017, representing $1.5 billion in aggregate principal; to fund the repayment of commercial paper; and for other general corporate purposes.

Long-term debt consisted of the following:

(Dollars in millions)	June 30, 2017	December 31, 2016
1.800% notes due 2017 [1]	$—	$1,500
6.800% notes due 2018	99	99
EURIBOR plus 0.800% floating rate notes due 2018 (€750 million principal value) [2]	838	783
1.778% junior subordinated notes due 2018	1,100	1,100
LIBOR plus 0.350% floating rate notes due 2019 [3]	350	350
1.500% notes due 2019 [1]	650	650
8.875% notes due 2019	271	271
4.875% notes due 2020 [1]	171	171
4.500% notes due 2020 [1]	1,250	1,250
1.900% notes due 2020 [1]	1,000	—
8.750% notes due 2021	250	250
1.950% notes due 2021 [1]	750	750
1.125% notes due 2021 (€950 million principal value) [1]	1,062	992
2.300% notes due 2022 [1]	500	—
3.100% notes due 2022 [1]	2,300	2,300
1.250% notes due 2023 (€750 million principal value) [1]	838	783
2.800% notes due 2024 [1]	800	—
1.875% notes due 2026 (€500 million principal value) [1]	559	522
2.650% notes due 2026 [1]	1,150	1,150
3.125% notes due 2027 [1]	1,100	—
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029 [1]	550	550
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [1]	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.150% notes due 2045 [1]	850	850
3.750% notes due 2046 [1]	1,100	1,100
4.050% notes due 2047 [1]	600	—
Project financing obligations	107	155
Other (including capitalized leases)	190	189
Total principal long-term debt	25,969	23,299
Other (fair market value adjustments and discounts)	(25)	1
Total long-term debt	25,944	23,300
Less: current portion	2,061	1,603
Long-term debt, net of current portion	$23,883	$21,697

1	We may redeem these notes at our option pursuant to their terms.

2
The three-month EURIBOR rate as of June 30, 2017 was approximately -0.331%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

3	The three-month LIBOR rate as of June 30, 2017 was approximately1.299%.

The average maturity of our long-term debt at June 30, 2017 is approximately twelve years. The average interest expense rate on our total borrowings for the quarters and six months ended June 30, 2017 and 2016 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average interest expense rate	3.6%	4.0%	3.6%	4.1%
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $80 million to $460 million of unrecognized tax benefits may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, in the courts, or the closure of tax statutes. See Note 15, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
During the quarter ended June 30, 2017, the Examination Division of the Internal Revenue Service commenced audit fieldwork for UTC’s 2015 tax year, combining it with the previously commenced audit of our 2014 tax year. The combined audit of UTC tax years 2014 and 2015 is expected to continue beyond the next 12 months.
As a result of federal, state and non-U.S. tax year closures related to audit resolutions and the expiration of applicable statutes of limitation, including expiration of the U.S. federal income tax statute of limitations for UTC’s 2013 tax year, we expect to recognize in the third quarter of 2017 non-cash gains, primarily tax, in the range of $50 million to $65 million. The tax amounts are included in the above range of reasonably possible changes in unrecognized tax benefits.
Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Defined benefit plans	$33	$32	$79	$107
Defined contribution plans	86	78	176	156
There were no contributions to our domestic defined benefit pension plans in the quarters and six months ended June 30, 2017 and 2016. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Service cost	$93	$97	$1	$1
Interest cost	279	304	6	8
Expected return on plan assets	(541)	(559)	—	—
Amortization of prior service credit	(9)	(7)	—	—
Recognized actuarial net loss (gain)	143	136	(2)	(1)
Net settlement and curtailment (gain) loss	(2)	3	—	—
Total net periodic benefit (income) cost	$(37)	$(26)	$5	$8

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Service cost	$186	$191	$2	$2
Interest cost	557	606	13	16
Expected return on plan assets	(1,081)	(1,115)	—	—
Amortization of prior service credit	(18)	(15)	—	—
Recognized actuarial net loss (gain)	286	271	(5)	(2)
Net settlement and curtailment (gain) loss	(1)	15	—	—
Total net periodic benefit (income) cost	$(71)	$(47)	$10	$16
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
Note 8: Restructuring Costs
During the six months ended June 30, 2017, we recorded net pre-tax restructuring costs totaling $112 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$17
UTC Climate, Controls & Security	41
Pratt & Whitney	6
UTC Aerospace Systems	47
Eliminations and other	1
Total	$112
Restructuring charges incurred during the six months ended June 30, 2017 primarily relate to actions initiated during 2017 and 2016, and were recorded as follows:

(Dollars in millions)
Cost of sales	$50
Selling, general and administrative	62
Total	$112
2017 Actions. During the six months ended June 30, 2017, we recorded net pre-tax restructuring costs of $63 million, comprised of $21 million in cost of sales and $42 million in selling, general and administrative expenses. The 2017 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.

We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2017 and 2018. No specific plans for significant other actions have been finalized at this time. The following table summarizes the accrual balance and utilization for the 2017 restructuring actions for the quarter and six months ended June 30, 2017:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended June 30, 2017
Restructuring accruals at March 31, 2017	$16	$—	$16
Net pre-tax restructuring costs	36	3	39
Utilization and foreign exchange	(9)	(3)	(12)
Balance at June 30, 2017	$43	$—	$43

Six Months Ended June 30, 2017
Net pre-tax restructuring costs	$57	$6	$63
Utilization and foreign exchange	(14)	(6)	(20)
Balance at June 30, 2017	$43	$—	$43
The following table summarizes expected, incurred and remaining costs for the 2017 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2017	Costs Incurred Quarter Ended June 30, 2017	Remaining Costs at June 30, 2017
Otis	$29	$(2)	$(12)	$15
UTC Climate, Controls & Security	37	(12)	(11)	14
Pratt & Whitney	6	—	(6)	—
UTC Aerospace Systems	55	(9)	(10)	36
Eliminations and other	1	(1)	—	—
Total	$128	$(24)	$(39)	$65
2016 Actions. During the six months ended June 30, 2017, we recorded net pre-tax restructuring costs totaling $40 million for restructuring actions initiated in 2016, including $16 million in cost of sales and $24 million in selling, general and administrative expenses. The 2016 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field operations, and costs to exit legacy programs. The following table summarizes the accrual balances and utilization for the 2016 restructuring actions for the quarter and six months ended June 30, 2017:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended June 30, 2017
Restructuring accruals at March 31, 2017	$56	$47	$103
Net pre-tax restructuring costs	11	7	18
Utilization and foreign exchange	(18)	(6)	(24)
Balance at June 30, 2017	$49	$48	$97

Six Months Ended June 30, 2017
Restructuring accruals at December 31, 2016	$63	$46	$109
Net pre-tax restructuring costs	26	14	40
Utilization and foreign exchange	(40)	(12)	(52)
Balance at June 30, 2017	$49	$48	$97

The following table summarizes expected, incurred and remaining costs for the 2016 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred in 2016	Costs Incurred Quarter Ended March 31, 2017	Costs Incurred Quarter Ended June 30, 2017	Remaining Costs at June 30, 2017
Otis	$55	$(48)	$(3)	$1	$5
UTC Climate, Controls & Security	83	(45)	(6)	(7)	25
Pratt & Whitney	118	(118)	—	—	—
UTC Aerospace Systems	85	(31)	(13)	(12)	29
Total	$341	$(242)	$(22)	$(18)	$59
2015 and Prior Actions. During the six months ended June 30, 2017, we recorded net pre-tax restructuring costs totaling $9 million for restructuring actions initiated in 2015 and prior. As of June 30, 2017, we have approximately $69 million of accrual balances remaining related to 2015 and prior actions.
Note 9: Financial Instruments
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the ordinary course of business, we are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures.
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $18.8 billion and $18.3 billion at June 30, 2017 and December 31, 2016, respectively.
The following table summarizes the fair value of derivative instruments as of June 30, 2017 and December 31, 2016, which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments	$44	$15	$73	$196
Derivatives not designated as hedging instruments	124	155	69	158
As discussed in Note 5, we have issued approximately €2.95 billion of euro-denominated long-term debt and €500 million of outstanding euro-denominated commercial paper borrowings, which qualify as a net investment hedge against our investments in European businesses. As of June 30, 2017, the net investment hedge is deemed to be effective.
The amount of gains and losses related to the Company's derivative financial instruments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Gain recorded in Accumulated other comprehensive loss	$66	$36	$130	$195
Loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	5	45	10	107
Assuming current market conditions continue, a $3 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2017, all derivative contracts accounted for as cash flow hedges will mature by November 2022.
The effect on the Condensed Consolidated Statement of Operations of foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Gain recognized in Other income, net	$28	$15	$40	$30
We paid $294 million and received $86 million from settlements of derivative contracts during the six months ended June 30, 2017 and 2016, respectively.

Note 10: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016:

June 30, 2017 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$301	$301	$—	$—
Derivative assets	168	—	168	—
Derivative liabilities	(142)	—	(142)	—

December 31, 2016 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$987	$987	$—	$—
Derivative assets	170	—	170	—
Derivative liabilities	(354)	—	(354)	—
The reduction in value of available-for-sale securities as of June 30, 2017, as compared to December 31, 2016, is primarily the result of the sale of UTC Climate, Controls & Security's investments in Watsco, Inc. during the quarter ended March 31, 2017.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of June 30, 2017, there were no significant transfers in and out of Level 1 and Level 2.
As of June 30, 2017, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$149	$137	$127	$121
Customer financing notes receivable	428	411	437	420
Short-term borrowings	(682)	(682)	(601)	(601)
Long-term debt (excluding capitalized leases)	(25,923)	(28,019)	(23,280)	(25,110)
Long-term liabilities	(427)	(395)	(457)	(427)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of June 30, 2017:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$137	$—	$137	$—
Customer financing notes receivable	411	—	411	—
Short-term borrowings	(682)	—	(559)	(123)
Long-term debt (excluding capitalized leases)	(28,019)	—	(27,863)	(156)
Long-term liabilities	(395)	—	(395)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $13.8 billion and $14.4 billion as of June 30, 2017 and December 31, 2016, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.
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
Long-term trade accounts receivable, including unbilled receivables related to long-term aftermarket contracts, are principally amounts arising from the sale of goods and the delivery of services with a contractual maturity date or realization period of greater than one year, and are recognized as "Other assets" in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as "Customer financing assets" in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business related long-term receivables as of June 30, 2017 and December 31, 2016.

(Dollars in millions)	June 30, 2017	December 31, 2016
Long-term trade accounts receivable	$911	$926
Notes and leases receivable	431	430
Total long-term receivables	$1,342	$1,356
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations to customers whose uncollateralized receivables are in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 13% of our total long-term receivables were considered to bear high credit risk as of June 30, 2017 and December 31, 2016.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $17 million as of June 30, 2017 and December 31, 2016, are individually evaluated for impairment. At June 30, 2017 and December 31, 2016, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be unrecoverable.

Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters and six months ended June 30, 2017 and 2016 is provided below:

	Quarter Ended June 30,
	2017			2016
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$27,594	$1,678	$29,272	$28,353	$1,550	$29,903
Comprehensive income for the period:
Net income	1,439	93	1,532	1,379	99	1,478
Total other comprehensive income (loss)	369	18	387	(140)	(2)	(142)
Total comprehensive income for the period	1,808	111	1,919	1,239	97	1,336
Common Stock issued under employee plans	91		91	88		88
Common Stock repurchased	(437)		(437)	(36)		(36)
Dividends on Common Stock	(503)		(503)	(526)		(526)
Dividends on ESOP Common Stock	(17)		(17)	(19)		(19)
Dividends attributable to noncontrolling interest		(64)	(64)		(90)	(90)
Purchase of subsidiary shares from noncontrolling interest	(1)	(4)	(5)	(6)	—	(6)
Redeemable noncontrolling interest fair value adjustment	(94)	—	(94)	(3)	—	(3)
Other	1	(8)	(7)	—	1	1
Equity, end of period	$28,442	$1,713	$30,155	$29,090	$1,558	$30,648

	Six Months Ended June 30,
	2017			2016
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$27,579	$1,590	$29,169	$27,358	$1,486	$28,844
Comprehensive income for the period:
Net income	2,825	175	3,000	2,562	180	2,742
Total other comprehensive income	370	43	413	135	11	146
Total comprehensive income for the period	3,195	218	3,413	2,697	191	2,888
Common Stock issued under employee plans	170		170	146		146
Common Stock repurchased	(1,370)		(1,370)	(36)		(36)
Dividends on Common Stock	(1,008)		(1,008)	(1,035)		(1,035)
Dividends on ESOP Common Stock	(35)		(35)	(37)		(37)
Dividends attributable to noncontrolling interest		(69)	(69)		(141)	(141)
Purchase of subsidiary shares from noncontrolling interest	(1)	(5)	(6)	(6)	(1)	(7)
Acquisition of noncontrolling interest		—	—		34	34
Redeemable noncontrolling interest fair value adjustment	(95)	—	(95)	(3)	—	(3)
Other	7	(21)	(14)	6	(11)	(5)
Equity, end of period	$28,442	$1,713	$30,155	$29,090	$1,558	$30,648
On November 11, 2015, we entered into accelerated share repurchase (ASR) agreements to repurchase an aggregate of $6 billion of our common stock utilizing the net after-tax proceeds from the sale of Sikorsky. Under the terms of the ASR agreements, we made aggregate payments and received an initial delivery of approximately 51.9 million shares of our common stock in November 2015, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase were settled upon delivery to us of approximately 2.1 million additional shares of common stock in the quarter ended March 31, 2016 and approximately 8.0 million additional shares of common stock in the quarter ended September 30, 2016.
A summary of the changes in each component of accumulated other comprehensive (loss) income, net of tax for the quarters and six months ended June 30, 2017 and 2016 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2017
Balance at March 31, 2017	$(3,359)	$(4,962)	$96	$(108)	$(8,333)
Other comprehensive income (loss) before reclassifications, net	231	(2)	20	50	299
Amounts reclassified, pre-tax	—	132	(24)	5	113
Tax (benefit) expense reclassified	—	(50)	8	(1)	(43)
Balance at June 30, 2017	$(3,128)	$(4,882)	$100	$(54)	$(7,964)

Six Months Ended June 30, 2017
Balance at December 31, 2016	$(3,480)	$(5,045)	$353	$(162)	$(8,334)
Other comprehensive income (loss) before reclassifications, net	352	(2)	(1)	100	449
Amounts reclassified, pre-tax	—	263	(407)	10	(134)
Tax (benefit) expense reclassified	—	(98)	155	(2)	55
Balance at June 30, 2017	$(3,128)	$(4,882)	$100	$(54)	$(7,964)

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2016
Balance at March 31, 2016	$(2,411)	$(5,072)	$316	$(177)	$(7,344)
Other comprehensive income (loss) before reclassifications, net	(274)	(8)	19	26	(237)
Amounts reclassified, pre-tax	—	128	(25)	45	148
Tax (benefit) expense reclassified	—	(47)	7	(11)	(51)
Balance at June 30, 2016	$(2,685)	$(4,999)	$317	$(117)	$(7,484)

Six Months Ended June 30, 2016
Balance at December 31, 2015	$(2,438)	$(5,135)	$293	$(339)	$(7,619)
Other comprehensive income (loss) before reclassifications, net	(248)	(25)	57	143	(73)
Amounts reclassified, pre-tax	1	254	(52)	107	310
Tax (benefit) expense reclassified	—	(93)	19	(28)	(102)
Balance at June 30, 2016	$(2,685)	$(4,999)	$317	$(117)	$(7,484)
Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and transition obligations, and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented (see Note 7 for additional details).

Amounts reclassified that relate to unrealized gains (losses) on available-for-sale securities, pre-tax includes approximately $380 million of previously unrealized gains reclassified to other income as a result of sales of available-for-sale securities in the six months ended June 30, 2017, which consisted primarily of the sale of UTC Climate, Controls & Security's investments in Watsco, Inc.
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. The increase in the value of redeemable noncontrolling interest in our Condensed Consolidated Balance Sheet as of June 30, 2017 is primarily attributable to the adjustment of the redemption value related to the acquisition of a majority interest in an Italian heating products and services company by UTC Climate, Controls & Security in 2016.
Note 13: Variable Interest Entities
Pratt & Whitney holds a 61% net interest in the IAE International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC and MTU are participants in International Aero Engines, LLC (IAE LLC), whose business purpose is to coordinate the design, development, manufacturing and product support for the PW1100G-JM engine for the Airbus A320neo aircraft and the PW1400G-JM engine for the Irkut MC21 aircraft. Pratt & Whitney holds a 59% net interest in IAE and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for variable interest entities in our Condensed Consolidated Balance Sheet are as follows:

(Dollars in millions)	June 30, 2017	December 31, 2016
Current assets	$3,867	$2,722
Noncurrent assets	1,358	1,334
Total assets	$5,225	$4,056

Current liabilities	$3,473	$2,422
Noncurrent liabilities	1,716	1,636
Total liabilities	$5,189	$4,058
Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2016. The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2017 and 2016 are as follows:

(Dollars in millions)	2017	2016
Balance as of January 1	$1,199	$1,212
Warranties and performance guarantees issued	142	154
Settlements made	(120)	(131)
Other	13	6
Balance as of June 30	$1,234	$1,241
Note 15: Contingent Liabilities
Summarized below are the matters previously described in Note 18 of the Notes to the Consolidated Financial Statements in our 2016 Annual Report, incorporated by reference in our 2016 Form 10-K, updated as applicable.
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and authorities with jurisdiction over our foreign operations. As described in Note 1 to the Consolidated Financial Statements in our 2016 Annual Report, we have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. Additional information pertaining to environmental matters is included in Note 1 to the Consolidated Financial Statements in our 2016 Annual Report.
Government. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. Government contracting environment, we will continue to be the subject of one or more U.S. Government investigations. Such U.S. Government investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. Government contracting or of export privileges. For instance, if we or one of our business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violations of certain anti-bribery, environmental or export laws) the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. Government could fine and debar us from new U.S. Government contracting for a period generally not to exceed three years. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. Government could also void any contracts found to be tainted by fraud.
Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations, including because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations, or that certain payments be delayed or withheld. Some of these audit reports involved substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and continue to litigate or challenge certain matters. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely settlement amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrued the minimum amount.
Legal Proceedings.
Cost Accounting Standards Claim
As previously disclosed, in December 2013, a Divisional Administrative Contracting Officer of the United States Defense Contract Management Agency asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest (approximately $67 million through June 30, 2017). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. On March 18, 2014, Pratt & Whitney filed an appeal to the Armed Services Board of Contract Appeals. Pratt & Whitney’s appeal is still pending and we continue to believe the government’s claim is without merit.
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
Our estimated total liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $370 million and is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2017. This amount is on a pre-tax basis, not discounted, and excludes the Company’s legal fees to defend the asbestos claims (which will continue to be expensed by the Company as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $133 million, which is included primarily in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2017.
The amounts recorded by UTC for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that we believe are reasonable. Our actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions. Key variables in these assumptions include the number and type of new claims to be filed each year, the outcomes or resolution of such claims, the average cost of resolution of each new claim, the amount of insurance available, allocation methodologies, the contractual terms with each insurer with whom we have reached settlements, the resolution of coverage issues with other excess insurance carriers with whom we have not yet achieved settlements, and the solvency risk with respect to our insurance carriers. Other factors that may affect our future liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, legal rulings that may be made by state and federal courts, and the passage of state or federal legislation. At least annually, the Company evaluates all of these factors and, with input from an outside actuarial expert, makes any necessary adjustments to both our estimated asbestos liabilities and insurance recoveries.
Other.
As described in Note 14 of this Form 10-Q and Note 17 to the Consolidated Financial Statements in our 2016 Annual Report, we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
We also have other commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising out of the normal course of business. We accrue contingencies based upon a range of possible outcomes. If no amount within this range is a better estimate than any other, then we accrue the minimum amount.
In the ordinary course of business, the Company and its subsidiaries are also routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some instances, claims for substantial monetary damages are asserted against the Company and its subsidiaries and could result in fines, penalties, compensatory or treble damages or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
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
Results for the quarters ended June 30, 2017 and 2016 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Otis	$3,131	$3,097	$544	$581	17.4%	18.8%
UTC Climate, Controls & Security	4,712	4,459	873	872	18.5%	19.6%
Pratt & Whitney	4,070	3,813	402	386	9.9%	10.1%
UTC Aerospace Systems	3,640	3,716	579	582	15.9%	15.7%
Total segments	15,553	15,085	2,398	2,421	15.4%	16.0%
Eliminations and other	(273)	(211)	(2)	13
General corporate expenses	—	—	(106)	(97)
Consolidated	$15,280	$14,874	$2,290	$2,337	15.0%	15.7%

Results for the six months ended June 30, 2017 and 2016 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Otis	$5,935	$5,812	$996	$1,047	16.8%	18.0%
UTC Climate, Controls & Security	8,604	8,187	1,836	1,478	21.3%	18.1%
Pratt & Whitney	7,828	7,401	795	796	10.2%	10.8%
UTC Aerospace Systems	7,251	7,221	1,155	1,120	15.9%	15.5%
Total segments	29,618	28,621	4,782	4,441	16.1%	15.5%
Eliminations and other	(523)	(390)	(15)	29
General corporate expenses	—	—	(210)	(188)
Consolidated	$29,095	$28,231	$4,557	$4,282	15.7%	15.2%
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
In addition to the forgoing, our aerospace businesses will also incur changes related to the timing of manufacturing cost recognition and certain engineering and development costs. In most circumstances, our commercial aerospace businesses will identify the performance obligation, or the unit of accounting, as the individual original equipment (OEM) unit; revenues and costs to manufacture each unit will be recognized upon OEM unit delivery. Under current practice, the unit of accounting is the contract, and early-contract OEM unit costs in excess of the average expected over the contract are capitalized and amortized over lower-cost units later in the contract. With the adoption of the New Revenue Standard, any deferred unit costs in excess of the contract average will be eliminated through retained earnings and will not be amortized into future earnings. As of June 30, 2017, capitalized deferred unit costs in excess of the contract average are $307 million, which is expected to increase during 2017, prior to adoption of the New Revenue Standard.
With regard to costs incurred for the engineering and development of aerospace products under contract with customers, we generally expense as incurred unless there is a contractually guaranteed right of recovery. Any customer funding received for such efforts is recognized when earned, with the corresponding costs recognized as cost of sales. The New Revenue Standard requires customer funding of OEM product engineering and development to be deferred and recognized as revenue as the OEM products are delivered to the customer.   The New Revenue Standard also requires product engineering and development costs to be capitalized as contract fulfillment costs, to the extent recoverable from the associated contract margin, and subsequently amortized as the OEM products are delivered to the customer.  For contracts that are open as of the adoption date, previously recognized customer funding will be established as a contract liability.
We continue to evaluate the implications of the standard change. We intend to adopt the New Revenue Standard effective January 1, 2018 using the modified retrospective approach.
Other Accounting Pronouncements:
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Upon adoption, investments that do not result in consolidation and are not accounted for under the equity method generally must be carried at fair value, with changes in fair value recognized in net income. As discussed in Note 12, we have approximately $100 million of unrealized gains on these securities recorded in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheet as of June 30, 2017. To the extent currently unrealized gains or losses on these investments are not realized through sale or other actions prior to the date of adoption, these amounts would be recorded directly to retained earnings upon adoption. The provisions of this ASU are effective for years beginning after December 15, 2017.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the income tax consequences of an intra-entity transfer of an asset, other than inventory, to be recognized when the transfer occurs. Two common examples of assets included in the scope of this update are intellectual property and property, plant, and equipment. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. We do not expect this ASU to have a significant impact on our financial statements or disclosures. We plan to adopt the new standard effective January 1, 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU provides a new framework that will assist in the evaluation of whether business combination transactions should be accounted as acquisition of a business or a group of assets, as well as specifying the minimum required inputs and processes necessary to be a business. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. We plan to adopt the new standard effective January 1, 2018.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. We early adopted this standard as of July 1, 2017 and do not expect this ASU to have a significant impact on our financial statements or disclosures.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, with other cost components presented separately from the service cost component and outside of income from operations. This ASU also allows only the service cost component of net periodic pension benefit cost to be eligible for capitalization when applicable. The provisions of this ASU are effective for years beginning after December 15, 2017. Provisions related to presentation of the service cost components versus other cost components must be applied retrospectively, while provisions related to service cost component eligibility for capitalization must be applied prospectively. This ASU primarily impacts the presentation of net periodic pension cost/benefit and therefore we do not expect this ASU to have a material impact on net income, however it will result in changes to reported operating profit.
In May 2017, the FASB issues ASU 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU provides that an entity should account for the effects of a modification unless the fair value, the vesting conditions of the modified award and the classification of the modified award (equity or liability instrument) are the same as the original award immediately before the modification. The provisions of this ASU are effective for years beginning after December 15, 2017, with early adoption permitted. We do not expect this ASU to have a significant impact on our financial statements or disclosures. We plan to adopt the new standard effective January 1, 2018.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and six months ended June 30, 2017 and 2016, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 28, 2017, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of June 30, 2017, and the related condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2017 and 2016. This interim financial information is the responsibility of the Corporation’s management.

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
July 28, 2017

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
Our military businesses' sales are affected by U.S. Department of Defense budget and spending levels. Total sales to the U.S. Government were $1.4 billion and $1.3 billion, or 9% of total UTC sales, in the quarters ended June 30, 2017 and 2016, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has and is expected to contribute positively to our results in 2017.
Discontinued Operations
In the six months ended June 30, 2016, we recognized approximately $36 million of Loss on disposal of discontinued operations, primarily reflecting additional tax provision associated with the net gain realized on the sale of Sikorsky to Lockheed Martin Corp. in November 2015, and we had net cash outflows from discontinued operations of approximately $2.5 billion, primarily related to the payment of taxes related to this 2015 gain.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the six months ended June 30, 2017, our investment in business acquisitions was $168 million, which includes a number of small acquisitions primarily in our commercial businesses. We expect cash investment in acquisitions to be approximately $1 billion to $2 billion in 2017. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
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

CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2016 Annual Report, incorporated by reference in our 2016 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2017.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Net Sales	$15,280	$14,874	$29,095	$28,231
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and six months ended June 30, 2017 are as follows:

	Quarter Ended June 30, 2017	Six Months Ended June 30, 2017
Organic change	3%	3%
Foreign currency translation	(1)%	(1)%
Acquisitions and divestitures, net	1%	1%
Total % Change	3%	3%
During the quarter ended June 30, 2017, organic sales growth at Pratt & Whitney (6%), UTC Climate, Controls & Security (5%) and Otis (1%) was partially offset by a decline at UTC Aerospace Systems (1%). The organic sales growth at Pratt & Whitney was driven by higher military revenues and an increase in commercial aftermarket sales. The organic growth at UTC Climate, Controls & Security was driven by higher sales in the North America residential HVAC, global commercial HVAC, and commercial refrigeration businesses, while growth at Otis was primarily driven by service sales growth in North America and Asia, and higher new equipment sales in North America and Europe, partially offset by lower new equipment sales in China. The organic sales decline at UTC Aerospace Systems was driven primarily by lower commercial aerospace OEM volume.
All four segments experienced organic sales growth during the six months ended June 30, 2017. Pratt & Whitney sales were up 5% organically, driven by higher military revenues and an increase in commercial aftermarket sales. Organic sales at UTC Climate, Controls & Security increased 3%, driven by higher sales in the North America residential HVAC, global commercial HVAC, and commercial refrigeration businesses. Otis sales increased 2% organically, driven by service sales growth in North America and Asia, and higher new equipment sales in North America and Europe, partially offset by lower new equipment sales in China. Organic sales at UTC Aerospace Systems grew 2%, primarily driven by an increase in commercial aerospace aftermarket sales.
Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Cost of products sold	$7,907	$7,933	$15,170	$15,020
Percentage of product sales	74.2%	74.6%	74.7%	74.9%
Cost of services sold	$3,193	$2,808	$6,007	$5,375
Percentage of service sales	69.1%	66.2%	68.3%	65.7%
Total cost of products and services sold	$11,100	$10,741	$21,177	$20,395

The factors contributing to the percentage change year-over-year for the quarter and six months ended June 30, 2017 in total cost of products and services sold are as follows:

	Quarter Ended June 30, 2017	Six Months Ended June 30, 2017
Organic change	4%	4%
Foreign currency translation	(1)%	(1)%
Acquisitions and divestitures, net	—	1%
Total % Change	3%	4%
The organic increase in total cost of products and services sold in the quarter and six months ended June 30, 2017 was primarily driven by the organic sales increases noted above, additional unfavorable contract adjustments related to a large commercial project at UTC Climate, Controls & Security, and higher negative engine margin at Pratt & Whitney. The year-over-year increase in cost of services sold as a percentage of service sales in the quarter and six months ended June 30, 2017 was primarily driven by the absence of prior year favorable contract settlements at Pratt & Whitney.
Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Gross margin	$4,180	$4,133	$7,918	$7,836
Percentage of net sales	27.4%	27.8%	27.2%	27.8%
The 40 basis point decline in gross margin as a percentage of sales for the quarter ended June 30, 2017 primarily reflects lower gross margin at Otis (40 basis points) driven by price/mix pressure, primarily in China, and lower gross margin at UTC Climate, Controls & Security (30 basis points) primarily driven by an unfavorable contract adjustment related to a large commercial project. These declines were partially offset by gross margin improvement at Pratt & Whitney (30 basis points) driven primarily by higher commercial and military aftermarket sales volumes.
The 60 basis point decline in gross margin as a percentage of sales for the six months ended June 30, 2017 primarily reflects lower gross margin at UTC Climate, Controls & Security (30 basis points) primarily driven by unfavorable contract adjustments related to a large commercial project and lower gross margin at Otis (30 basis points) driven by price/mix pressure, primarily in China.
Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Company-funded	$609	$588	$1,186	$1,129
Percentage of net sales	4.0%	4.0%	4.1%	4.0%
Customer-funded	$386	$359	$718	$714
Percentage of net sales	2.5%	2.4%	2.5%	2.5%
Research and development spending is subject to the variable nature of program development schedules, and therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase in company-funded research and development (4%) for the quarter ended June 30, 2017 is primarily driven by higher research and development spending at Pratt & Whitney (2%), driven by higher spending on Pratt & Whitney military development programs and various programs at Pratt & Whitney Canada; continued investment in new products at UTC Climate, Controls & Security (2%); and increased spending on strategic initiatives at Otis (1%). For the six months ended June 30, 2017, company-funded research and development increased 5% with increased spending across all segments. The growth consisted of continued investment in new products at UTC Climate, Controls & Security (2%), higher spending across various programs at UTC Aerospace Systems (1%), increased spending on strategic initiatives at Otis (1%) and an increase at Pratt & Whitney (1%) driven by higher spending on various Pratt & Whitney Canada programs and Pratt & Whitney military development programs.
The year-over-year increase in customer-funded research and development (8%) for the quarter ended June 30, 2017 is primarily driven by higher research and development spending on military development programs at Pratt & Whitney (8%). For the six months ended June 30, 2017, customer-funded research and development increased (1%) as higher spending on military development programs at Pratt & Whitney was largely offset by lower spending across various programs at UTC Aerospace Systems.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Selling, general and administrative expenses	$1,538	$1,451	$3,020	$2,814
Percentage of net sales	10.1%	9.8%	10.4%	10.0%
Selling, general and administrative expenses increased 6% in the quarter ended June 30, 2017, including a 2% increase in expenses resulting from recent acquisitions. The increase also reflects higher expenses at Pratt & Whitney (2%) and UTC Aerospace Systems (1%), primarily driven by increased headcount and employee compensation related expenses.
Selling, general and administrative expenses increased 7% in the six months ended June 30, 2017 reflecting higher expenses at Pratt & Whitney (1%) and UTC Aerospace Systems (1%), primarily driven by increased headcount and employee compensation related expenses; higher spending at Otis (1%) resulting from higher labor and information technology costs; an increase in expenses resulting from recent acquisitions (1%) and an increase in general corporate expenses primarily driven by employee compensation related expenses.
Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Other income, net	$257	$243	$845	$389
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The year-over-year increase in other income, net (6%) in the quarter ended June 30, 2017 is primarily driven by a gain on the sale of our investment in a UTC Climate, Controls & Security joint venture (9%) partially offset by the net unfavorable impact resulting from the absence of prior year contract settlements and transactional items, primarily at Pratt & Whitney.
The year-over-year increase in other income, net ($456 million, 117%) in the six months ended June 30, 2017 is primarily driven by $379 million of gains resulting from the sale of UTC Climate, Controls & Security's investments in Watsco, Inc.
Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Interest expense	$251	$248	$487	$489
Interest income	(25)	(23)	(48)	(41)
Interest expense, net	$226	$225	$439	$448
Average interest expense rate	3.6%	4.0%	3.6%	4.1%
Interest expense was up (1%) for the quarter ended June 30, 2017 and essentially flat for the six months ended June 30, 2017 relative to the prior year. The unfavorable impact of the May 4, 2017 and November 1, 2016 issuance of notes representing $8 billion in aggregate principal was largely offset by the favorable impact of the significantly lower interest rates on these notes as compared to the 5.375% and 6.125% notes redeemed on December 1, 2016, representing $2.25 billion in aggregate principal, and the favorable impact of these early redemptions and the repayment at maturity of our 1.800% notes due 2017, representing $1.5 billion in aggregate principal. The average maturity of our long-term debt at June 30, 2017 is approximately twelve years.

Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effective tax rate	25.7%	27.8%	27.1%	27.5%
The decrease in the effective tax rate for the quarter ended June 30, 2017 is primarily due to an increase in the tax benefits associated with equity compensation and the impact of incremental tax benefits related to a claim based on the outcome of a favorable Federal Court decision of another taxpayer.
The decrease in the effective tax rate for the six months ended June 30, 2017 is primarily related to the tax benefits described above, partially offset by the unfavorable impact of the first quarter gain on the sale of UTC Climate, Controls & Security's investments in Watsco, Inc.
As shown in the table above, the effective tax rate for the six months ended June 30, 2017 is 27.1%. We estimate our full year 2017 annual effective income tax rate to be approximately 27%, excluding restructuring and non-operational nonrecurring items.
Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Net income from continuing operations attributable to common shareowners	$1,439	$1,426	$2,825	$2,598
Diluted earnings per share from continuing operations	$1.80	$1.71	$3.53	$3.12
Net income from continuing operations attributable to common shareowners for the quarter ended June 30, 2017 includes restructuring charges, net of tax benefit, of $40 million. The effect of restructuring charges on diluted earnings per share for the quarter ended June 30, 2017 was $0.05 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.03 per diluted share.
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
Net income from continuing operations attributable to common shareowners for the six months ended June 30, 2017 includes restructuring charges, net of tax benefit, of $74 million as well as the net favorable impact of significant non-operational and/or nonrecurring items, net of tax, of $238 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the six months ended June 30, 2017 was $0.20 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.06 per diluted share.
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
Net Loss from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Net loss from discontinued operations attributable to common shareowners	$—	$(47)	$—	$(36)
Diluted loss per share from discontinued operations	$—	$(0.06)	$—	$(0.04)
Net loss from discontinued operations attributable to common shareowners for the quarter and six months ended June 30, 2016 primarily reflects additional tax provision associated with the net gain realized on the sale of Sikorsky to Lockheed Martin Corp. in November 2015.

Restructuring Costs

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Restructuring costs	$112	$178
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
2017 Actions. During the six months ended June 30, 2017, we recorded net pre-tax restructuring charges of $63 million relating to ongoing cost reduction actions initiated in 2017. We expect to incur additional restructuring charges of $65 million to complete these actions. We are targeting to complete in 2017 and 2018 the majority of the remaining workforce and facility related cost reduction actions initiated in 2017. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $55 million annually. Approximately 70% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2017, we had cash outflows of approximately $18 million related to the 2017 actions.
2016 Actions. During the six months ended June 30, 2017 and 2016, we recorded net pre-tax restructuring charges of $40 million and $113 million, respectively, for actions initiated in 2016. We expect to incur additional restructuring charges of $59 million to complete these actions. We are targeting to complete in 2017 the majority of the remaining workforce and facility related cost reduction actions initiated in 2016. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $180 million annually, of which, approximately $46 million was realized during the six months ended June 30, 2017. Approximately 65% of the total expected pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2017, we had cash outflows of approximately $55 million related to the 2016 actions.
In addition, during the six months ended June 30, 2017, we recorded net pre-tax restructuring costs totaling $9 million for restructuring actions initiated in 2015 and prior. For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2017 and 2016 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
Commercial Businesses
Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, and UTC Climate, Controls & Security also serves customers in the commercial and transport refrigeration industries. Sales in the commercial businesses are influenced by a number of external factors, including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, credit markets and other global and political factors. UTC Climate, Controls & Security's financial performance can also be influenced by production and utilization of transport equipment and, in the case of its residential business, weather conditions. To ensure adequate supply of products in the distribution channel, UTC Climate, Controls & Security customarily offers its customers incentives to purchase products. The principal incentive program provides reimbursements to distributors for offering promotional pricing on UTC Climate, Controls & Security products. We account for incentive payments made as a reduction to sales.

At constant currency and excluding the effect of acquisitions and divestitures, UTC Climate, Controls & Security equipment orders in the quarter ended June 30, 2017 increased 11% in comparison to the same period of the prior year driven by increases in transport refrigeration (38%), global commercial HVAC (4%) and North America residential HVAC orders (16%). At constant currency, within the Otis segment, new equipment orders in the quarter were flat in comparison to the prior year as order growth in the Middle East (24%), the Americas (5%) and China (3%) was offset by order declines in Europe (14%).
Summary performance for each of the commercial businesses for the quarters ended June 30, 2017 and 2016 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Net Sales	$3,131	$3,097	1%	$4,712	$4,459	6%
Cost of Sales	2,174	2,085	4%	3,281	3,040	8%
	957	1,012	(5)%	1,431	1,419	1%
Operating Expenses and Other	413	431	(4)%	558	547	2%
Operating Profits	$544	$581	(6)%	$873	$872	—

Operating Profit Margins	17.4%	18.8%	18.5%	19.6%
Summary performance for each of the commercial businesses for the six months ended June 30, 2017 and 2016 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Net Sales	$5,935	$5,812	2%	$8,604	$8,187	5%
Cost of Sales	4,114	3,947	4%	6,036	5,641	7%
	1,821	1,865	(2)%	2,568	2,546	1%
Operating Expenses and Other	825	818	1%	732	1,068	(31)%
Operating Profits	$996	$1,047	(5)%	$1,836	$1,478	24%

Operating Profit Margins	16.8%	18.0%	21.3%	18.1%
Otis –
Quarter Ended June 30, 2017 Compared with Quarter Ended June 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	(2)%	1%	—	1%
Cost of Sales	5%	(2)%	1%	—	—
Operating Profits	(7)%	(2)%	—	1%	2%
The organic sales increase of 1% primarily reflects higher service sales (1%), driven by growth in North America and Asia. New equipment sales growth in North America (1%) and Europe (1%) was offset by a decline in China (2%).

The operational profit decrease of 7% was driven by:

•	unfavorable price and mix (13%), primarily in China

•	higher selling, general and administrative expenses (1%), including higher labor and information technology costs

•	higher research and development spending (1%)
These decreases were partially offset by:

•	favorable productivity (5%)

•	profit contribution from the higher sales volumes noted above (2%)

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(2)%	1%	—	1%
Cost of Sales	5%	(2)%	1%	—	—
Operating Profits	(6)%	(1)%	—	1%	1%
The organic sales increase of 2% reflects an increase in both service (2%) and new equipment sales (1%). The increase in service sales was primarily driven by growth in North America (1%) and Asia (1%), while the increase in new equipment sales was driven largely by growth in North America (1%) and Europe (1%), partially offset by a decline in China (2%).
The operational profit decrease of 6% was driven by:

•	unfavorable price and mix (11%), primarily in China

•	higher selling, general and administrative expenses (3%), primarily labor and information technology costs

•	higher research and development spending (1%)
These decreases were partially offset by:

•	favorable productivity (5%)

•	profit contribution from the higher sales volumes noted above (4%)
UTC Climate, Controls & Security –
Quarter Ended June 30, 2017 Compared with Quarter Ended June 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	5%	(1)%	2%	—	—
Cost of Sales	7%	(2)%	3%	—	—
Operating Profits	(5)%	(1)%	—	1%	5%
The organic sales increase of 5% was driven by growth in North America residential HVAC (2%), global commercial HVAC (1%) and commercial refrigeration (1%).

The 5% operational profit decrease was primarily driven by:

•	an additional unfavorable contract adjustment related to a large commercial project (4%)

•	unfavorable mix and pricing across all businesses except North America residential HVAC, partially offset by profit contribution from the higher sales volumes noted above (net, 1%)

The 5% increase in “Other” primarily reflects a gain on the sale of our investment in a joint venture and the absence of prior year acquisition and integration costs.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	(1)%	3%	—	—
Cost of Sales	5%	(2)%	4%	—	—
Operating Profits	(5)%	(1)%	—	1%	29%
The organic sales increase of 3% was driven by growth in North America residential HVAC and global commercial HVAC (combined 2%) and commercial refrigeration (1%).
The 5% operational profit decrease was primarily driven by:

•	unfavorable contract adjustments related to a large commercial project (4%)

•	unfavorable mix and pricing, across all businesses except North America residential HVAC, partially offset by profit contribution from the higher sales volumes noted above (net, 2%)
The 29% increase in “Other” primarily reflects a gain on the sale of investments in Watsco, Inc.

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
We continue to see growth in a strong commercial airline industry which is benefiting from traffic growth, lower airfares, and stronger economic conditions. Airline traffic, as measured by RPMs, grew approximately 8% in the first five months of 2017.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMPs) at Pratt & Whitney and long-term aftermarket service agreements at UTC Aerospace Systems. FMPs are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMPs and long-term aftermarket service agreements in lieu of transactional spare part sales as new aerospace product offerings enter our customers' fleets under long-term service agreements and legacy fleets are retired. For the first six months of 2017, as compared with 2016, total commercial aerospace aftermarket sales increased 9% at UTC Aerospace Systems and 5% at Pratt & Whitney.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB ASC. Operating profit in the quarter ended June 30, 2017 included significant changes in aerospace contract estimates totaling $1 million, as favorable net contract adjustments recorded at UTC Aerospace Systems, were largely offset by unfavorable net contract adjustments recorded at Pratt & Whitney. Operating profit in the six months ended June 30, 2017 included significant net unfavorable changes in aerospace contract estimates of $29 million, primarily representing unfavorable contract adjustments recorded at Pratt & Whitney. For both the quarter and six months ended June 30, 2016, operating profit included significant net favorable changes in aerospace contract estimates of $4 million, primarily representing favorable contract adjustments recorded at UTC Aerospace Systems.
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

Summary performance for each of the aerospace businesses for the quarters ended June 30, 2017 and 2016 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Net Sales	$4,070	$3,813	7%	$3,640	$3,716	(2)%
Cost of Sales	3,241	3,095	5%	2,664	2,724	(2)%
	829	718	15%	976	992	(2)%
Operating Expenses and Other	427	332	29%	397	410	(3)%
Operating Profits	$402	$386	4%	$579	$582	(1)%

Operating Profit Margins	9.9%	10.1%	15.9%	15.7%
Summary performance for each of the aerospace businesses for the six months ended June 30, 2017 and 2016 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Net Sales	$7,828	$7,401	6%	$7,251	$7,221	—
Cost of Sales	6,202	5,890	5%	5,305	5,295	—
	1,626	1,511	8%	1,946	1,926	1%
Operating Expenses and Other	831	715	16%	791	806	(2)%
Operating Profits	$795	$796	—	$1,155	$1,120	3%

Operating Profit Margins	10.2%	10.8%	15.9%	15.5%
Pratt & Whitney –
Quarter Ended June 30, 2017 Compared with Quarter Ended June 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	1%	—	—	—
Cost of Sales	6%	—	—	(1)%	—
Operating Profits	(11)%	9%	—	16%	(10)%
The organic sales increase of 6% primarily reflects higher military sales (7%) and higher commercial aftermarket sales (5%), partially offset by the absence of prior year contract settlements (2%), unfavorable year-over-year sales of legacy hardware (1%) and lower commercial engines volume at Pratt & Whitney Canada (1%).
The operational profit decrease of 11% was primarily driven by:

•	the absence of a prior year favorable contract settlement (12%)

•	unfavorable year-over-year sales of legacy hardware (8%)

•	higher selling, general and administrative expenses, research and development costs, and other ramp-related costs (8%)

•	lower profit contribution from commercial engines (5%) reflecting lower volume at Pratt & Whitney Canada and higher negative engine margin
These decreases were partially offset by:

•	profit contribution from the higher military sales noted above (15%)

•	higher profit contribution from commercial aftermarket sales (9%)
The 10% decrease in "Other" primarily represents the absence of the favorable impact of a prior year program termination.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	5%	1%	—	—	—
Cost of Sales	6%	—	—	(1)%	—
Operating Profits	(13)%	10%	—	8%	(5)%
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
The organic sales increase of 5% primarily reflects higher commercial aftermarket sales (5%) and higher military sales (4%), partially offset by the absence of prior year contract settlements (2%), unfavorable year-over-year sales of legacy hardware (1%) and lower commercial engines volume at Pratt & Whitney Canada (1%).
The operational profit decrease of 13% was primarily driven by:

•	lower profit contribution from commercial engines (11%) reflecting lower volume at Pratt & Whitney Canada and higher negative engine margin

•	unfavorable year-over-year contract settlements (10%)

•	unfavorable year-over-year sales of legacy hardware (5%)

•	higher selling, general and administrative expenses, research and development costs, and other ramp-related costs (5%)
These decreases were partially offset by:

•	higher profit contribution from commercial aftermarket sales (14%)

•	profit contribution from the higher military sales noted above (6%)
The 5% decrease in "Other" primarily represents the absence of the favorable impact of a prior year program termination.
UTC Aerospace Systems –
Quarter Ended June 30, 2017 Compared with Quarter Ended June 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	—	(1)%	—	—
Cost of Sales	(1)%	—	(1)%	—	—
Operating Profits	(3)%	1%	—	(3)%	4%
The organic sales decrease (1%) primarily reflects lower commercial aerospace OEM sales volume (4%) driven by Boeing 777 landing gear re-sourcing and legacy program rate reductions, partially offset by an increase in commercial aftermarket and military aftermarket volumes (combined, 3%).
The 3% operational profit decrease primarily reflects:

•	lower commercial aerospace OEM profit contribution (14%), driven by adverse mix

•	the absence of the favorable prior year impact from licensing agreements (3%)
These decreases were partially offset by:

•	higher commercial and military aftermarket contribution (13%), driven by the volume increases noted above

•	lower pension expense (2%)

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(1)%	(1)%	—	—
Cost of Sales	2%	(1)%	(1)%	—	—
Operating Profits	2%	1%	—	(2)%	2%
The organic sales growth of 2% primarily reflects an increase in commercial aerospace aftermarket sales (3%) partially offset by lower commercial aerospace OEM sales volume (1%).
The increase in organic operating profit of 2% primarily reflects:

•	higher commercial aerospace profit contribution (5%), driven by the commercial aftermarket sales growth noted above, partially offset by adverse commercial aerospace OEM mix

•	lower pension expense (2%)
These increases were partially offset by:

•	the absence of the favorable prior year impact from licensing agreements (2%)

•	higher selling, general, and administrative expenses (2%)
Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended June 30,		Quarter Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Eliminations and other	$(273)	$(211)	$(2)	$13
General corporate expenses	—	—	(106)	(97)

	Net Sales		Operating Profits
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Eliminations and other	$(523)	$(390)	$(15)	$29
General corporate expenses	—	—	(210)	(188)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year decrease in sales and operating profits for the quarter and six months ended June 30, 2017, as compared to the same periods of 2016, reflects an increase in the amount of inter-segment eliminations, principally between our aerospace businesses, and the unfavorable impact of a reallocation of pension benefit to the business segments. The year-over-year increase in general corporate expenses for the quarter and six months ended June 30, 2017, as compared to the same periods of 2016, primarily reflects an increase in employee compensation related expenses.
LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	June 30, 2017	December 31, 2016	June 30, 2016
Cash and cash equivalents	$9,345	$7,157	$6,785
Total debt	26,626	23,901	22,537
Net debt (total debt less cash and cash equivalents)	17,281	16,744	15,752
Total equity	30,155	29,169	30,648
Total capitalization (debt plus equity)	56,781	53,070	53,185
Net capitalization (debt plus equity less cash and cash equivalents)	47,436	45,913	46,400

Debt to total capitalization	47%	45%	42%
Net debt to net capitalization	36%	36%	34%
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
Our domestic pension funds experienced a positive return on assets of 8.1% during the first six months of 2017. Approximately 89% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (11%) is invested in less-liquid but market-valued investments, including real estate and private equity. Across our global pension plans, the impact of the continued recognition of prior pension investment gains, 2016 actual returns on plan assets and lower discount rates for interest costs, offset by the lower discount rates for pension obligations, will result in a net periodic pension benefit in 2017 that is slightly favorable to 2016 amounts.
Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization increased to 47% at June 30, 2017, primarily reflecting additional borrowings in 2017 to fund share repurchases and other general corporate purposes. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, debt refinancing, and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for acquisitions, dividends, and share repurchases exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
At June 30, 2017, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of June 30, 2017, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2017, our maximum commercial paper borrowing limit was $4.35 billion.
On May 4, 2017, we issued $1.0 billion aggregate principal amount of 1.900% notes due 2020, $500 million aggregate principal amount of 2.300% notes due 2022, $800 million aggregate principal amount of 2.800% notes due 2024, $1.1 billion aggregate principal amount of 3.125% notes due 2027 and $600 million aggregate principal amount of 4.050% notes due 2047. The net proceeds received from these debt issuances were used to fund: the repayment at maturity of our 1.800% notes due 2017, representing $1.5 billion in aggregate principal; the repayment of commercial paper; and other general corporate purposes.
On February 22, 2016, we issued €950 million aggregate principal amount of 1.125% notes due 2021, €500 million aggregate principal amount of 1.875% notes due 2026 and €750 million aggregate principal amount of floating rate notes due 2018. The net proceeds from these debt issuances were used for general corporate purposes.
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. for approximately $9.1 billion in cash. In connection with the sale of Sikorsky, we made tax payments of approximately $2.5 billion in 2016, primarily during the six months ended June 30, 2016. On November 11, 2015, we entered into ASR agreements to repurchase an aggregate of $6 billion of our common stock utilizing the net after-tax proceeds from the sale of Sikorsky. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 51.9 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase were settled upon final delivery to us of approximately 2.1 million additional shares of common stock in the quarter ended March 31, 2016 and approximately 8.0 million additional shares of common stock in the quarter ended September 30, 2016.
At June 30, 2017, approximately 79% of our cash was held by UTC's foreign subsidiaries due to our extensive international operations. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
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
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of June 30, 2017 and December 31, 2016, the amount of such restricted cash was approximately $36 million and $32 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Net cash flows provided by operating activities of continuing operations	$3,139	$2,606
Cash generated from operating activities of continuing operations in the six months ended June 30, 2017 was $533 million higher than the same period in 2016. Cash outflows for working capital improved by $42 million in the six months ended June 30, 2017 over the prior year period. In the six months ended June 30, 2017, inventories increased approximately $1.1 billion, primarily in our aerospace businesses supporting an increase in forecasted OEM deliveries and related aftermarket demand, and in our commercial businesses primarily driven by seasonal demand in our North American HVAC business and installation projects in process in our refrigeration businesses. These increases were largely offset by increases in accounts payable and accrued liabilities, primarily at Pratt & Whitney, with other increases at UTC Climate, Controls & Security attributable to higher seasonal demand in our North American HVAC business. Accounts receivable increased primarily in our aerospace businesses, and were partially offset by increased customer advances at Pratt & Whitney and Otis. Factoring activity provided an increase of approximately $400 million in cash generated from operating activities of continuing operations in the six months ended June 30, 2017, as compared to the prior year period. This increase in factoring was driven largely by Pratt & Whitney's temporary extension of contractual payment terms with certain commercial aerospace customers.
For the six months ended June 30, 2016, accounts receivable increased approximately $679 million, primarily in our aerospace businesses, due to the growth in commercial aerospace OEM and aftermarket sales in the period, and at UTC Climate, Controls & Security, primarily reflecting seasonal volumes in the North American HVAC business and other growth in the refrigeration business. Increases in inventories were primarily in our aerospace businesses supporting an increase in customers' platform deliveries and related aftermarket demand, which were more than offset by increased customer advances at Pratt & Whitney and Otis, and increased accounts payable across all businesses.
Our domestic defined benefit pension plans are approximately 91% funded on a projected benefit obligation basis as of June 30, 2017, and we are not required to make additional contributions through the end of 2021. The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the six months ended June 30, 2017 and 2016 were $79 million and $107 million, respectively. Contributions to our global defined benefit pension plans in 2017 are expected to meet or exceed current funding requirements. Management is evaluating making voluntary discretionary contributions, which may be significant, to our global defined benefit pension plans in 2017. The amount and timing of any such contributions will be based on management’s assessment of cash flow and other factors, including our long-term strategy to de-risk our defined benefit pension plans.
Cash Flow - Investing Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Net cash flows used in investing activities of continuing operations	$(990)	$(1,380)
Cash flows used in investing activities of continuing operations for the six months ended June 30, 2017 and 2016 primarily reflect capital expenditures, cash investments in businesses, and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms. In the six months ended June 30, 2017, we realized net proceeds of $596 million from the sale of UTC Climate, Controls & Security's investments in Watsco, Inc.

During the six months ended June 30, 2017, our collaboration intangible assets increased by approximately $195 million, of which $164 million resulted from payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the six months ended June 30, 2017 ($771 million) primarily relate to investments in production capacity at Pratt & Whitney and UTC Aerospace Systems, as well as new facilities at Pratt & Whitney and UTC Climate, Controls & Security.
Cash investments in businesses in the six months ended June 30, 2017 ($168 million) consisted of a number of small acquisitions, primarily in our commercial businesses. We expect total cash investments for acquisitions in 2017 to be approximately $1 billion to $2 billion, including acquisitions completed during the six months ended June 30, 2017. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. During the six months ended June 30, 2017 and 2016, we had net cash payments of approximately $294 million and net cash receipts of approximately $86 million, respectively, from the settlement of these derivative instruments.
Customer financing activities were a net use of cash of $240 million, primarily driven by additional Geared Turbofan engines to support customer fleets, and $55 million for the six months ended June 30, 2017 and 2016, respectively. While we expect that 2017 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $13.8 billion at June 30, 2017 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.7 billion may be required to be disbursed during the remainder of 2017. We had commercial aerospace financing and other contractual commitments of approximately $14.4 billion at December 31, 2016.
Cash Flow - Financing Activities of Continuing Operations

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Net cash flows (used in) provided by financing activities of continuing operations	$(52)	$914
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt, including approximately $2.4 billion and $2.3 billion of net long-term debt issuances in the six months ended June 30, 2017 and 2016, respectively. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $0.6 billion of outstanding commercial paper at June 30, 2017.
At June 30, 2017, management had remaining authority to repurchase approximately $2.4 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. We made cash payments of approximately $1,370 million to repurchase approximately 12.2 million shares of our common stock during the six months ended June 30, 2017. We expect 2017 full year share repurchases to be approximately $3.5 billion, which we expect to fund with cash generated from operating activities of continuing operations as well as additional borrowings. Our share repurchase levels are influenced by various factors, including the level of other investing activities.
We paid dividends on common stock of $0.66 per share in both the first quarter and second quarter of 2017, totaling approximately $1,008 million in the aggregate for the six months ended June 30, 2017. On June 14, 2017, the Board of Directors declared a dividend of $0.70 per share payable September 10, 2017 to shareowners of record at the close of business on August 18, 2017.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Cash Flow - Discontinued Operations

(Dollars in millions)	Six Months Ended June 30, 2016
Net cash flows used in discontinued operations	$(2,457)
Cash flows used in discontinued operations for the six months ended June 30, 2016 primarily reflect the payment of taxes associated with the net gain realized on the sale of Sikorsky to Lockheed Martin Corp. in November 2015.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2016 Annual Report, incorporated by reference in our 2016 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of June 30, 2017, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2017. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2016 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the six months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	new business and investment opportunities;

•	our ability to realize the intended benefits of organizational changes;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the outcome of legal proceedings, investigations and other contingencies;

•	pension plan assumptions and future contributions;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

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
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Export Violations
As previously disclosed, in June 2012, the U.S. State Department’s Office of Defense Trade Controls Compliance (DTCC) imposed a partial statutory debarment on Pratt & Whitney Canada (P&WC) following P&WC’s guilty plea to criminal violation of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (ITAR).  On July 13, 2017, DTCC rescinded the statutory debarment and fully reinstated P&WC’s ITAR privileges based on its determination that P&WC demonstrated effective action, established and implemented an enhanced export compliance program, and demonstrated that its enhance compliance procedures are capable of addressing and preventing recurrence of the causes that resulted in P&WC’s guilty plea conviction and subsequent debarment.
Federal Securities Laws Litigation
On May 12, 2017, a purported shareowner filed a complaint in the United States District Court for the Southern District of New York under the federal securities laws against the Company, its President and Chief Executive Officer, and Chief Financial Officer (Frankfurt-Trust Investment Luxemburg AG v. United Technologies Corporation et al.).  The plaintiff purports to represent a class of shareowners who purchased the Company’s stock between April 21, 2015 and July 20, 2015.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, related to alleged false and misleading statements and omissions of material fact made in connection with the Company’s 2015 earnings expectations. The Company has not yet responded to the lawsuit. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could result from this action.
See Note 15, Contingent Liabilities, for discussion regarding other legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2016 Form 10-K and Part II, Item 1 "Legal Proceedings" of our 2017 Form 10-Q (Q1).

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended June 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2017	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	3,515	$113.63	3,515	$2,414
May 1 - May 31	257	119.99	257	$2,383
June 1 - June 30	60	121.41	60	$2,376
Total	3,832	$114.18	3,832
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At June 30, 2017, the maximum dollar value of shares that may yet be purchased under this current program was approximately $2,376 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. No shares were reacquired in transactions outside the program during the quarter ended June 30, 2017.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20170630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20170630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20170630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20170630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20170630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20170630_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2017 and 2016, (ii)

Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	July 28, 2017	by:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 28, 2017	by:	/s/ ROBERT J. BAILEY
Robert J. Bailey
Corporate Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)