Form 10-Q
period 2017-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2017-10-27
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
At September 30, 2017 there were 798,569,921 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2017

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016
Net Sales:
Product sales	$10,378	$10,194
Service sales	4,684	4,160
	15,062	14,354
Costs and Expenses:
Cost of products sold	7,750	7,522
Cost of services sold	3,293	2,820
Research and development	582	582
Selling, general and administrative	1,524	1,390
	13,149	12,314
Other income, net	250	211
Operating profit	2,163	2,251
Interest expense, net	223	225
Income from continuing operations before income taxes	1,940	2,026
Income tax expense	506	492
Net income from continuing operations	1,434	1,534
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	104	91
Income from continuing operations attributable to common shareowners	1,330	1,443
Discontinued operations (Note 2):
Income from operations	—	1
Loss on disposal	—	(4)
Income tax benefit	—	40
Income from discontinued operations attributable to common shareowners	—	37
Net income attributable to common shareowners	$1,330	$1,480
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$1.69	$1.76
Net income attributable to common shareowners	$1.69	$1.80
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$1.67	$1.74
Net income attributable to common shareowners	$1.67	$1.78
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016
Net Sales:
Product sales	$30,676	$30,247
Service sales	13,481	12,338
	44,157	42,585
Costs and Expenses:
Cost of products sold	22,920	22,542
Cost of services sold	9,300	8,195
Research and development	1,768	1,711
Selling, general and administrative	4,544	4,204
	38,532	36,652
Other income, net	1,095	600
Operating profit	6,720	6,533
Interest expense, net	662	673
Income from continuing operations before income taxes	6,058	5,860
Income tax expense	1,624	1,548
Net income from continuing operations	4,434	4,312
Less: Noncontrolling interest in subsidiaries' earnings from continuing operations	279	271
Income from continuing operations attributable to common shareowners	4,155	4,041
Discontinued operations (Note 2):
Income from operations	—	2
Gain on disposal	—	11
Income tax expense	—	(12)
Income from discontinued operations attributable to common shareowners	—	1
Net income attributable to common shareowners	$4,155	$4,042
Earnings Per Share of Common Stock - Basic:
Income from continuing operations attributable to common shareowners	$5.26	$4.90
Net income attributable to common shareowners	$5.26	$4.91
Earnings Per Share of Common Stock - Diluted:
Income from continuing operations attributable to common shareowners	$5.20	$4.86
Net income attributable to common shareowners	$5.20	$4.86
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Net income from continuing operations	$1,434	$1,534	$4,434	$4,312
Net income from discontinued operations	—	37	—	1
Net income	1,434	1,571	4,434	4,313
Other comprehensive income (loss), net of tax (expense) benefit:
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	514	(359)	909	(596)
Less: Reclassification adjustments for gain on sale of an investment in a foreign entity recognized in Other income, net	(3)	(1)	(3)	—
	511	(360)	906	(596)
Pension and postretirement benefit plans
Pension and postretirement benefit plans adjustments during the period	(50)	7	(54)	(30)
Amortization of actuarial loss and prior service cost	132	127	395	381
	82	134	341	351
Tax expense	(53)	(50)	(149)	(131)
	29	84	192	220
Unrealized gain (loss) on available-for-sale securities
Unrealized holding gain (loss) arising during period	19	49	17	139
Reclassification adjustments for gain included in Other income, net	(138)	(20)	(545)	(72)
	(119)	29	(528)	67
Tax benefit (expense)	43	(11)	199	(25)
	(76)	18	(329)	42
Change in unrealized cash flow hedging
Unrealized cash flow hedging gain (loss) arising during period	310	(7)	440	188
(Gain) loss reclassified into Product sales	(24)	32	(14)	139
	286	25	426	327
Tax expense	(73)	(7)	(105)	(87)
	213	18	321	240
Other comprehensive income (loss), net of tax	677	(240)	1,090	(94)
Comprehensive income	2,111	1,331	5,524	4,219
Less: Comprehensive income attributable to noncontrolling interest	(144)	(96)	(362)	(287)
Comprehensive income attributable to common shareowners	$1,967	$1,235	$5,162	$3,932
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$8,523	$7,157
Accounts receivable, net	13,128	11,481
Inventories and contracts in progress, net	10,083	8,704
Other assets, current	1,229	1,208
Total Current Assets	32,963	28,550
Customer financing assets	2,184	1,398
Future income tax benefits	1,723	1,809
Fixed assets	20,975	19,469
Less: Accumulated depreciation	(11,212)	(10,311)
Fixed assets, net	9,763	9,158
Goodwill	27,916	27,059
Intangible assets, net	15,955	15,684
Other assets	5,848	6,048
Total Assets	$96,352	$89,706
Liabilities and Equity
Short-term borrowings	$1,077	$601
Accounts payable	8,999	7,483
Accrued liabilities	13,053	12,219
Long-term debt currently due	2,120	1,603
Total Current Liabilities	25,249	21,906
Long-term debt	24,063	21,697
Future pension and postretirement benefit obligations	3,227	5,612
Other long-term liabilities	11,693	11,026
Total Liabilities	64,232	60,241
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	429	296
Shareowners' Equity:
Common Stock	17,486	17,285
Treasury Stock	(35,575)	(34,150)
Retained earnings	55,385	52,873
Unearned ESOP shares	(88)	(95)
Accumulated other comprehensive loss	(7,327)	(8,334)
Total Shareowners' Equity	29,881	27,579
Noncontrolling interest	1,810	1,590
Total Equity	31,691	29,169
Total Liabilities and Equity	$96,352	$89,706
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Operating Activities of Continuing Operations:
Net income from continuing operations	$4,434	$4,312
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	1,582	1,456
Deferred income tax provision	724	273
Stock compensation cost	145	112
Change in:
Accounts receivable	(1,051)	(636)
Inventories and contracts in progress	(1,249)	(810)
Other current assets	78	(27)
Accounts payable and accrued liabilities	1,864	774
Global pension contributions	(2,008)	(125)
Canadian government settlement	(246)	(237)
Other operating activities, net	(1,163)	(525)
Net cash flows provided by operating activities of continuing operations	3,110	4,567
Investing Activities of Continuing Operations:
Capital expenditures	(1,214)	(1,043)
Investments in businesses	(196)	(535)
Dispositions of businesses	37	148
Proceeds from sale of investments in Watsco, Inc.	596	—
Increase in customer financing assets, net	(525)	(128)
Increase in collaboration intangible assets	(290)	(301)
Payments from settlements of derivative contracts	(183)	(29)
Other investing activities, net	117	(11)
Net cash flows used in investing activities of continuing operations	(1,658)	(1,899)
Financing Activities of Continuing Operations:
Issuance of long-term debt	4,044	2,482
Repayment of long-term debt	(1,587)	(201)
Increase (decrease) in short-term borrowings, net	400	(63)
Proceeds from Common Stock issued under employee stock plans	25	6
Dividends paid on Common Stock	(1,541)	(1,561)
Repurchase of Common Stock	(1,430)	(528)
Other financing activities, net	(204)	(338)
Net cash flows used in financing activities of continuing operations	(293)	(203)
Discontinued Operations:
Net cash used in operating activities	—	(2,486)
Net cash provided by investing activities	—	6
Net cash flows used in discontinued operations	—	(2,480)
Effect of foreign exchange rate changes on cash and cash equivalents	208	28
Net increase in cash, cash equivalents and restricted cash	1,367	13
Cash, cash equivalents and restricted cash, beginning of year	7,189	7,120
Cash, cash equivalents and restricted cash, end of period	8,556	7,133
Less: Restricted cash, included in Other assets	33	26
Cash and cash equivalents, end of period	$8,523	$7,107
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at September 30, 2017 and for the quarters and nine months ended September 30, 2017 and 2016 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2016 Annual Report) incorporated by reference in our Annual Report on Form 10-K for calendar year 2016 (2016 Form 10-K).
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. As previously disclosed in our 2016 Form 10-K, in 2016 we early adopted Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Amounts previously reported for the quarter and nine months ended September 30, 2016 have been restated as required upon adoption of these ASUs. These restatements had an immaterial impact on the Condensed Consolidated Financial Statements as of September 30, 2016, and for the quarter and nine months then ended.
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the nine months ended September 30, 2017, our investment in business acquisitions was $196 million, and consisted of a number of small acquisitions, primarily in our commercial businesses.
On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, Inc. (Rockwell Collins), under which we agreed to acquire Rockwell Collins. Under the terms of the merger agreement, each Rockwell Collins shareowner will receive $93.33 per share in cash and a fraction of a share of UTC common stock equal to the quotient obtained by dividing $46.67 by the average of the volume-weighted average prices per share of UTC common stock on the NYSE on each of the 20 consecutive trading days ending with the trading day immediately prior to the closing date, (the “UTC Stock Price”), subject to adjustment based on a two-way collar mechanism as described below (the “Stock Consideration”). The cash and UTC stock payable in exchange for each such share of Rockwell Collins common stock are collectively the “Merger Consideration.” The fraction of a share of UTC common stock into which each such share of Rockwell Collins common stock will be converted is the “Exchange Ratio.” The Exchange Ratio will be determined based upon the UTC Stock Price. If the UTC Stock Price is greater than $107.01 but less than $124.37, the Exchange Ratio will be equal to the quotient of (i) $46.67 divided by (ii) the UTC Stock Price, which, in each case, will result in the Stock Consideration having a value equal to $46.67. If the UTC Stock Price is less than or equal to $107.01 or greater than or equal to $124.37, then a two-way collar mechanism will apply, pursuant to which, (x) if the UTC Stock Price is greater than or equal to $124.37, the Exchange Ratio will be fixed at 0.37525 and the value of the Stock Consideration will be greater than $46.67, and (y) if the UTC Stock Price is less than or equal to $107.01, the Exchange Ratio will be fixed at 0.43613 and the value of the Stock Consideration will be less than $46.67. We currently expect that the merger will be completed in the third quarter of 2018, subject to approval by Rockwell Collins’ shareowners, as well as other customary closing conditions, including the receipt of required regulatory approvals.
We anticipate that approximately $15 billion will be required to pay the aggregate cash portion of the Merger Consideration. We expect to fund the cash portion of the Merger Consideration through debt issuances and cash on hand. Additionally, we have entered into a $6.5 billion 364-day unsecured bridge loan credit agreement that would be funded only to the extent certain anticipated debt issuances are not completed prior to the completion of the merger. We expect to assume approximately $7 billion of existing Rockwell Collins long-term debt upon completion of the merger.

Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2017 were as follows:

(Dollars in millions)	Balance as of January 1, 2017	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of September 30, 2017
Otis	$1,575	$3	$114	$1,692
UTC Climate, Controls & Security	9,487	110	443	10,040
Pratt & Whitney	1,511	—	—	1,511
UTC Aerospace Systems	14,483	—	187	14,670
Total Segments	27,056	113	744	27,913
Eliminations and other	3	—	—	3
Total	$27,059	$113	$744	$27,916
Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2017		December 31, 2016
(Dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,197	$(1,531)	$1,995	$(1,344)
Patents and trademarks	401	(228)	378	(201)
Collaboration intangible assets	4,023	(342)	3,724	(211)
Customer relationships and other	13,323	(3,999)	12,798	(3,480)
	19,944	(6,100)	18,895	(5,236)
Unamortized:
Trademarks and other	2,111	—	2,025	—
Total	$22,055	$(6,100)	$20,920	$(5,236)
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
Amortization of intangible assets for the quarter and nine months ended September 30, 2017 was $211 million and $626 million, respectively, compared with $197 million and $578 million for the same periods of 2016. The following is the expected amortization of intangible assets for the years 2017 through 2022, which reflects the pattern of expected economic benefit on certain aerospace intangible assets.

(Dollars in millions)	Remaining 2017	2018	2019	2020	2021	2022
Amortization expense	$210	$879	$866	$888	$898	$893
Note 2: Discontinued Operations
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. In the nine months ended September 30, 2016, we recognized approximately $11 million of additional gain on the disposal, primarily resulting from the settlement of working capital adjustments. In the quarter and nine months ended September 30, 2016, we recognized approximately $40 million of income tax benefit and $12 million of additional income tax expense, respectively, including the impacts related to filing Sikorsky's 2015 tax returns. Net cash outflows from discontinued operations of approximately $2.5 billion resulted from the payment of taxes related to the 2015 gain realized on the sale of Sikorsky.

Note 3: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts; shares in millions)	2017	2016	2017	2016
Net income attributable to common shareowners:
Net income from continuing operations	$1,330	$1,443	$4,155	$4,041
Income from discontinued operations	—	37	—	1
Net income attributable to common shareowners	$1,330	$1,480	$4,155	$4,042
Basic weighted average number of shares outstanding	788.3	822.4	790.3	824.0
Stock awards and equity units	8.8	8.8	9.1	7.8
Diluted weighted average number of shares outstanding	797.1	831.2	799.4	831.8
Earnings Per Share of Common Stock - Basic:
Net income from continuing operations	$1.69	$1.76	$5.26	$4.90
Income from discontinued operations	—	0.04	—	—
Net income attributable to common shareowners	1.69	1.80	5.26	4.91
Earnings Per Share of Common Stock - Diluted:
Net income from continuing operations	$1.67	$1.74	$5.20	$4.86
Income from discontinued operations	—	0.04	—	—
Net income attributable to common shareowners	1.67	1.78	5.20	4.86
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. For the quarter and nine months ended September 30, 2017, the number of stock awards excluded from the computation was approximately 5.8 million and 6.4 million, respectively. For the quarter and nine months ended September 30, 2016, the number of stock awards excluded from the computation was approximately 12.2 million and 15.0 million, respectively.
Note 4: Inventories and Contracts in Progress

(Dollars in millions)	September 30, 2017	December 31, 2016
Raw materials	$2,189	$2,040
Work-in-process	3,453	2,787
Finished goods	3,715	3,305
Contracts in progress	10,417	9,395
	19,774	17,527
Less:
Progress payments, secured by lien, on U.S. Government contracts	(224)	(130)
Billings on contracts in progress	(9,467)	(8,693)
	$10,083	$8,704
Inventories include capitalized contract development costs related to certain aerospace programs at UTC Aerospace Systems. As of September 30, 2017 and December 31, 2016, these capitalized costs were $130 million and $140 million, respectively, which will be liquidated as production units are delivered to customers. Within commercial aerospace, inventory costs attributable to new engine offerings are recognized based on the average cost per unit expected over the life of each contract using the units-of-delivery method of percentage of completion accounting. Under this method, costs of initial engine deliveries in excess of the projected contract per unit average cost are capitalized, and these capitalized amounts are subsequently expensed as additional engine deliveries occur for engines with costs below the projected contract per unit average cost over the life of the contract. As of September 30, 2017 and December 31, 2016, inventory included $357 million and $233 million, respectively, of such capitalized amounts.

Note 5: Borrowings and Lines of Credit

(Dollars in millions)	September 30, 2017	December 31, 2016
Commercial paper	$943	$522
Other borrowings	134	79
Total short-term borrowings	$1,077	$601
At September 30, 2017, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion, pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of September 30, 2017, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2017, our maximum commercial paper borrowing limit was $4.35 billion. Commercial paper borrowings at September 30, 2017 include approximately €500 million ($594 million) of euro-denominated commercial paper. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, discretionary pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
In connection with the merger agreement with Rockwell Collins announced on September 4, 2017, we have entered into a $6.5 billion 364-day unsecured bridge loan credit agreement that would be funded only to the extent certain anticipated debt issuances are not completed prior to the completion of the merger. See Note 1 for additional discussion.
On May 4, 2017, we issued $1.0 billion aggregate principal amount of 1.900% notes due 2020, $500 million aggregate principal amount of 2.300% notes due 2022, $800 million aggregate principal amount of 2.800% notes due 2024, $1.1 billion aggregate principal amount of 3.125% notes due 2027 and $600 million aggregate principal amount of 4.050% notes due 2047. The net proceeds received from these debt issuances were used to fund the repayment at maturity of our 1.800% notes due 2017, representing $1.5 billion in aggregate principal, and for other general corporate purposes.

Long-term debt consisted of the following:

(Dollars in millions)	September 30, 2017	December 31, 2016
1.800% notes due 2017 [1]	$—	$1,500
6.800% notes due 2018	99	99
EURIBOR plus 0.800% floating rate notes due 2018 (€750 million principal value) [2]	890	783
1.778% junior subordinated notes due 2018	1,100	1,100
LIBOR plus 0.350% floating rate notes due 2019 [3]	350	350
1.500% notes due 2019 [1]	650	650
8.875% notes due 2019	271	271
4.875% notes due 2020 [1]	171	171
4.500% notes due 2020 [1]	1,250	1,250
1.900% notes due 2020 [1]	1,000	—
8.750% notes due 2021	250	250
1.950% notes due 2021 [1]	750	750
1.125% notes due 2021 (€950 million principal value) [1]	1,128	992
2.300% notes due 2022 [1]	500	—
3.100% notes due 2022 [1]	2,300	2,300
1.250% notes due 2023 (€750 million principal value) [1]	890	783
2.800% notes due 2024 [1]	800	—
1.875% notes due 2026 (€500 million principal value) [1]	594	522
2.650% notes due 2026 [1]	1,150	1,150
3.125% notes due 2027 [1]	1,100	—
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029 [1]	550	550
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [1]	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.150% notes due 2045 [1]	850	850
3.750% notes due 2046 [1]	1,100	1,100
4.050% notes due 2047 [1]	600	—
Project financing obligations	137	155
Other (including capitalized leases)	195	189
Total principal long-term debt	26,209	23,299
Other (fair market value adjustments and discounts)	(26)	1
Total long-term debt	26,183	23,300
Less: current portion	2,120	1,603
Long-term debt, net of current portion	$24,063	$21,697

1	We may redeem these notes at our option pursuant to their terms.

2
The three-month EURIBOR rate as of September 30, 2017 was approximately -0.329%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

3	The three-month LIBOR rate as of September 30, 2017 was approximately 1.334%.

The average maturity of our long-term debt at September 30, 2017 is approximately twelve years. The average interest expense rate on our total borrowings for the quarters and nine months ended September 30, 2017 and 2016 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average interest expense rate	3.6%	4.0%	3.6%	4.1%
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $30 million to $435 million of unrecognized tax benefits may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, in the courts, or the closure of tax statutes. See Note 15, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
The Examination Division of the Internal Revenue Service is currently auditing UTC tax years 2014 and 2015, which is expected to continue beyond the next 12 months.
As a result of federal, state and non-U.S. tax year closures related to audit resolutions and the expiration of applicable statutes of limitation during the quarter, including expiration of the U.S. federal income tax statute of limitations for UTC’s 2013 tax year, we recognized non-cash gains of approximately $55 million of income tax and $9 million of related interest, in the quarter ended September 30, 2017.
Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Defined benefit plans	$1,929	$18	$2,008	$125
Defined contribution plans	86	79	262	235
There was a $1.9 billion contribution to our domestic defined benefit pension plans in the quarter and nine months ended September 30, 2017. There were no contributions to our domestic defined benefit pension plans in the quarter and nine months ended September 30, 2016. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Service cost	$94	$96	$—	$1
Interest cost	281	302	9	9
Expected return on plan assets	(555)	(554)	—	—
Amortization of prior service credit	(9)	(7)	(1)	—
Recognized actuarial net loss (gain)	144	135	(2)	(1)
Net settlement and curtailment loss	2	3	—	—
Total net periodic benefit (income) cost	$(43)	$(25)	$6	$9

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Service cost	$280	$287	$2	$3
Interest cost	838	908	22	25
Expected return on plan assets	(1,636)	(1,669)	—	—
Amortization of prior service credit	(27)	(22)	(1)	—
Recognized actuarial net loss (gain)	430	406	(7)	(3)
Net settlement and curtailment loss	1	18	—	—
Total net periodic benefit (income) cost	$(114)	$(72)	$16	$25
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
Note 8: Restructuring Costs
During the nine months ended September 30, 2017, we recorded net pre-tax restructuring costs totaling $177 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(Dollars in millions)
Otis	$23
UTC Climate, Controls & Security	84
Pratt & Whitney	4
UTC Aerospace Systems	64
Eliminations and other	2
Total	$177
Restructuring charges incurred during the nine months ended September 30, 2017 primarily relate to actions initiated during 2017 and 2016, and were recorded as follows:

(Dollars in millions)
Cost of sales	$81
Selling, general and administrative	96
Total	$177
2017 Actions. During the nine months ended September 30, 2017, we recorded net pre-tax restructuring costs of $114 million, comprised of $40 million in cost of sales and $74 million in selling, general and administrative expenses. The 2017 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.

We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2017 and 2018. No specific plans for significant other actions have been finalized at this time. The following table summarizes the accrual balance and utilization for the 2017 restructuring actions for the quarter and nine months ended September 30, 2017:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended September 30, 2017
Restructuring accruals at June 30, 2017	$43	$—	$43
Net pre-tax restructuring costs	49	2	51
Utilization and foreign exchange	(20)	(2)	(22)
Balance at September 30, 2017	$72	$—	$72

Nine Months Ended September 30, 2017
Net pre-tax restructuring costs	$106	$8	$114
Utilization and foreign exchange	(34)	(8)	(42)
Balance at September 30, 2017	$72	$—	$72
The following table summarizes expected, incurred and remaining costs for the 2017 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2017	Costs Incurred Quarter Ended June 30, 2017	Costs Incurred Quarter Ended September 30, 2017	Remaining Costs at September 30, 2017
Otis	$71	$(2)	$(12)	$(5)	$52
UTC Climate, Controls & Security	83	(12)	(11)	(35)	25
Pratt & Whitney	8	—	(6)	—	2
UTC Aerospace Systems	54	(9)	(10)	(10)	25
Eliminations and other	2	(1)	—	(1)	—
Total	$218	$(24)	$(39)	$(51)	$104
2016 Actions. During the nine months ended September 30, 2017, we recorded net pre-tax restructuring costs totaling $48 million for restructuring actions initiated in 2016, including $20 million in cost of sales and $28 million in selling, general and administrative expenses. The 2016 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field operations, and costs to exit legacy programs. The following table summarizes the accrual balances and utilization for the 2016 restructuring actions for the quarter and nine months ended September 30, 2017:

(Dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended September 30, 2017
Restructuring accruals at June 30, 2017	$49	$48	$97
Net pre-tax restructuring costs	3	5	8
Utilization and foreign exchange	(12)	(1)	(13)
Balance at September 30, 2017	$40	$52	$92

Nine Months Ended September 30, 2017
Restructuring accruals at December 31, 2016	$63	$46	$109
Net pre-tax restructuring costs	29	19	48
Utilization and foreign exchange	(52)	(13)	(65)
Balance at September 30, 2017	$40	$52	$92

The following table summarizes expected, incurred and remaining costs for the 2016 restructuring actions by segment:

(Dollars in millions)	Expected Costs	Costs Incurred in 2016	Costs Incurred Quarter Ended March 31, 2017	Costs Incurred Quarter Ended June 30, 2017	Costs Incurred Quarter Ended September 30, 2017	Remaining Costs at September 30, 2017
Otis	$55	$(48)	$(3)	$1	$—	$5
UTC Climate, Controls & Security	80	(45)	(6)	(7)	(3)	19
Pratt & Whitney	118	(118)	—	—	—	—
UTC Aerospace Systems	87	(31)	(13)	(12)	(5)	26
Total	$340	$(242)	$(22)	$(18)	$(8)	$50
2015 and Prior Actions. During the nine months ended September 30, 2017, we recorded net pre-tax restructuring costs totaling $15 million for restructuring actions initiated in 2015 and prior. As of September 30, 2017, we have approximately $52 million of accrual balances remaining related to 2015 and prior actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $18.6 billion and $18.3 billion at September 30, 2017 and December 31, 2016, respectively.
The following table summarizes the fair value of derivative instruments as of September 30, 2017 and December 31, 2016, which consist solely of foreign exchange contracts:

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments	$295	$15	$15	$196
Derivatives not designated as hedging instruments	95	155	75	158
As discussed in Note 5, we have issued approximately €2.95 billion of euro-denominated long-term debt and €500 million of outstanding euro-denominated commercial paper borrowings, which qualify as a net investment hedge against our investments in European businesses. As of September 30, 2017, the net investment hedge is deemed to be effective.
The amount of gains and losses related to the Company's derivative financial instruments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Gain (loss) recorded in Accumulated other comprehensive loss	$310	$(7)	$440	$188
(Gain) loss reclassified from Accumulated other comprehensive loss into Product sales (effective portion)	(24)	32	(14)	139
Assuming current market conditions continue, a $80 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2017, all derivative contracts accounted for as cash flow hedges will mature by November 2022.
The effect on the Condensed Consolidated Statement of Operations of foreign exchange contracts not designated as hedging instruments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Gain recognized in Other income, net	$10	$19	$50	$49

We paid $183 million and $29 million for settlements of derivative contracts during the nine months ended September 30, 2017 and 2016, respectively.
Note 10: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016:

September 30, 2017 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$120	$120	$—	$—
Derivative assets	390	—	390	—
Derivative liabilities	(90)	—	(90)	—

December 31, 2016 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$987	$987	$—	$—
Derivative assets	170	—	170	—
Derivative liabilities	(354)	—	(354)	—
The reduction in value of available-for-sale securities as of September 30, 2017, as compared to December 31, 2016, is primarily the result of sales of these securities in the nine months ended September 30, 2017, including UTC Climate, Controls & Security's sale of investments in Watsco, Inc. during the quarter ended March 31, 2017.
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts and commodity derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of September 30, 2017, there were no significant transfers in and out of Level 1 and Level 2.
As of September 30, 2017, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$147	$139	$127	$121
Customer financing notes receivable	430	414	437	420
Short-term borrowings	(1,077)	(1,077)	(601)	(601)
Long-term debt (excluding capitalized leases)	(26,161)	(28,052)	(23,280)	(25,110)
Long-term liabilities	(363)	(331)	(457)	(427)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet as of September 30, 2017:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$139	$—	$139	$—
Customer financing notes receivable	414	—	414	—
Short-term borrowings	(1,077)	—	(943)	(134)
Long-term debt (excluding capitalized leases)	(28,052)	—	(27,827)	(225)
Long-term liabilities	(331)	—	(331)	—

We had commercial aerospace financing and other contractual commitments totaling approximately $13.9 billion and $14.4 billion as of September 30, 2017 and December 31, 2016, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated by the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.
Note 11: Long-Term Financing Receivables
Our long-term financing receivables primarily represent balances related to our aerospace businesses, such as long-term trade accounts receivable, notes receivable, and leases receivable. We also have other long-term receivables related to our commercial businesses; however, both the individual and aggregate amounts of those other receivables are not significant.
Long-term trade accounts receivable, including unbilled receivables related to long-term aftermarket contracts, are principally amounts arising from the sale of goods and the delivery of services with a contractual maturity date or realization period of greater than one year, and are recognized as "Other assets" in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as "Customer financing assets" in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business related long-term receivables as of September 30, 2017 and December 31, 2016.

(Dollars in millions)	September 30, 2017	December 31, 2016
Long-term trade accounts receivable	$1,101	$926
Notes and leases receivable	435	430
Total long-term receivables	$1,536	$1,356
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations to customers whose uncollateralized receivables are in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately 11% and 13% of our total long-term receivables were considered to bear high credit risk as of September 30, 2017 and December 31, 2016, respectively.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $17 million as of September 30, 2017 and December 31, 2016, are individually evaluated for impairment. At September 30, 2017 and December 31, 2016, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be unrecoverable.

Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters and nine months ended September 30, 2017 and 2016 is provided below:

	Quarter Ended September 30,
	2017			2016
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$28,442	$1,713	$30,155	$29,090	$1,558	$30,648
Comprehensive income for the period:
Net income	1,330	104	1,434	1,480	91	1,571
Total other comprehensive income (loss)	637	40	677	(245)	5	(240)
Total comprehensive income for the period	1,967	144	2,111	1,235	96	1,331
Common Stock issued under employee plans	86		86	54		54
Common Stock repurchased	(60)		(60)	(649)		(649)
Dividends on Common Stock	(533)		(533)	(526)		(526)
Dividends on ESOP Common Stock	(19)		(19)	(19)		(19)
Dividends attributable to noncontrolling interest		(51)	(51)		(129)	(129)
Sale of subsidiary shares from noncontrolling interest, net	5	9	14	2	22	24
Acquisition of noncontrolling interest	—	14	14		29	29
Redeemable noncontrolling interest fair value adjustment	(4)	—	(4)	—	—	—
Other	(3)	(19)	(22)	—	1	1
Equity, end of period	$29,881	$1,810	$31,691	$29,187	$1,577	$30,764

	Nine Months Ended September 30,
	2017			2016
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$27,579	$1,590	$29,169	$27,358	$1,486	$28,844
Comprehensive income for the period:
Net income	4,155	279	4,434	4,042	271	4,313
Total other comprehensive income (loss)	1,007	83	1,090	(110)	16	(94)
Total comprehensive income for the period	5,162	362	5,524	3,932	287	4,219
Common Stock issued under employee plans	256		256	200		200
Common Stock repurchased	(1,430)		(1,430)	(685)		(685)
Dividends on Common Stock	(1,541)		(1,541)	(1,561)		(1,561)
Dividends on ESOP Common Stock	(54)		(54)	(56)		(56)
Dividends attributable to noncontrolling interest		(120)	(120)		(270)	(270)
Sale of subsidiary shares from noncontrolling interest, net	4	4	8	(4)	21	17
Acquisition of noncontrolling interest		14	14		63	63
Redeemable noncontrolling interest fair value adjustment	(99)	—	(99)		—	—
Other	4	(40)	(36)	3	(10)	(7)
Equity, end of period	$29,881	$1,810	$31,691	$29,187	$1,577	$30,764
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
A summary of the changes in each component of Accumulated other comprehensive (loss) income, net of tax for the quarters and nine months ended September 30, 2017 and 2016 is provided below:

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended September 30, 2017
Balance at June 30, 2017	$(3,128)	$(4,882)	$100	$(54)	$(7,964)
Other comprehensive income (loss) before reclassifications, net	474	(37)	12	232	681
Amounts reclassified, pre-tax	(3)	132	(138)	(24)	(33)
Tax (benefit) expense reclassified	—	(66)	50	5	(11)
Balance at September 30, 2017	$(2,657)	$(4,853)	$24	$159	$(7,327)

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(3,480)	$(5,045)	$353	$(162)	$(8,334)
Other comprehensive income (loss) before reclassifications, net	826	(39)	11	332	1,130
Amounts reclassified, pre-tax	(3)	395	(545)	(14)	(167)
Tax (benefit) expense reclassified	—	(164)	205	3	44
Balance at September 30, 2017	$(2,657)	$(4,853)	$24	$159	$(7,327)

(Dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended September 30, 2016
Balance at June 30, 2016	$(2,685)	$(4,999)	$317	$(117)	$(7,484)
Other comprehensive income (loss) before reclassifications, net	(364)	4	30	(5)	(335)
Amounts reclassified, pre-tax	(1)	127	(20)	32	138
Tax (benefit) expense reclassified	—	(47)	8	(9)	(48)
Balance at September 30, 2016	$(3,050)	$(4,915)	$335	$(99)	$(7,729)

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(2,438)	$(5,135)	$293	$(339)	$(7,619)
Other comprehensive income (loss) before reclassifications, net	(612)	(21)	87	138	(408)
Amounts reclassified, pre-tax	—	381	(72)	139	448
Tax (benefit) expense reclassified	—	(140)	27	(37)	(150)
Balance at September 30, 2016	$(3,050)	$(4,915)	$335	$(99)	$(7,729)
Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented (see Note 7 for additional details).

Amounts reclassified that relate to unrealized gains (losses) on available-for-sale securities, pre-tax includes approximately $500 million of previously unrealized gains reclassified to other income as a result of sales of significant investments in available-for-sale securities in the nine months ended September 30, 2017, including UTC Climate, Controls & Security's sale of investments in Watsco, Inc.
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. The increase in the value of redeemable noncontrolling interest in our Condensed Consolidated Balance Sheet as of September 30, 2017 is primarily attributable to the adjustment of the redemption value related to the acquisition of a majority interest in an Italian heating products and services company by UTC Climate, Controls & Security in 2016.
Note 13: Variable Interest Entities
Pratt & Whitney holds a 61% net interest in the IAE International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC and MTU are participants in International Aero Engines, LLC (IAE LLC), whose business purpose is to coordinate the design, development, manufacturing and product support for the PW1100G-JM engine for the Airbus A320neo aircraft and the PW1400G-JM engine for the Irkut MC21 aircraft. Pratt & Whitney holds a 59% net interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for variable interest entities in our Condensed Consolidated Balance Sheet are as follows:

(Dollars in millions)	September 30, 2017	December 31, 2016
Current assets	$4,317	$2,722
Noncurrent assets	1,675	1,334
Total assets	$5,992	$4,056

Current liabilities	$3,831	$2,422
Noncurrent liabilities	2,013	1,636
Total liabilities	$5,844	$4,058
Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2016. The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2017 and 2016 are as follows:

(Dollars in millions)	2017	2016
Balance as of January 1	$1,199	$1,212
Warranties and performance guarantees issued	221	218
Settlements made	(194)	(192)
Other	21	—
Balance as of September 30	$1,247	$1,238
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
Legal Proceedings.
Cost Accounting Standards Claim
As previously disclosed, in December 2013, a Divisional Administrative Contracting Officer of the United States Defense Contract Management Agency asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest (approximately $70 million through September 30, 2017). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. On March 18, 2014, Pratt & Whitney filed an appeal to the Armed Services Board of Contract Appeals. Pratt & Whitney’s appeal is still pending and we continue to believe the government’s claim is without merit.
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $256 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $140 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed our suit, and we have appealed this decision to the German Federal Tax Court (FTC). In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In the meantime, we continue vigorously to litigate this matter.
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
Our estimated total liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $349 million and is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2017. This amount is on a pre-tax basis, not discounted, and excludes the Company’s legal fees to defend the asbestos claims (which will continue to be expensed by the Company as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $121 million, which is included primarily in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2017.
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
Results for the quarters ended September 30, 2017 and 2016 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Otis	$3,156	$3,018	$555	$584	17.6%	19.4%
UTC Climate, Controls & Security	4,688	4,415	828	801	17.7%	18.1%
Pratt & Whitney	3,871	3,501	229	340	5.9%	9.7%
UTC Aerospace Systems	3,637	3,646	616	600	16.9%	16.5%
Total segments	15,352	14,580	2,228	2,325	14.5%	15.9%
Eliminations and other	(290)	(226)	40	18
General corporate expenses	—	—	(105)	(92)
Consolidated	$15,062	$14,354	$2,163	$2,251	14.4%	15.7%

Results for the nine months ended September 30, 2017 and 2016 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Otis	$9,091	$8,830	$1,551	$1,631	17.1%	18.5%
UTC Climate, Controls & Security	13,292	12,602	2,664	2,279	20.0%	18.1%
Pratt & Whitney	11,699	10,902	1,024	1,136	8.8%	10.4%
UTC Aerospace Systems	10,888	10,867	1,771	1,720	16.3%	15.8%
Total segments	44,970	43,201	7,010	6,766	15.6%	15.7%
Eliminations and other	(813)	(616)	25	47
General corporate expenses	—	—	(315)	(280)
Consolidated	$44,157	$42,585	$6,720	$6,533	15.2%	15.3%
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
In addition to the forgoing, our aerospace businesses will also incur changes related to the timing of manufacturing cost recognition and certain engineering and development costs. In most circumstances, our commercial aerospace businesses will identify the performance obligation, or the unit of accounting, as the individual original equipment (OEM) unit; revenues and costs to manufacture each unit will be recognized upon OEM unit delivery. Under current practice, the unit of accounting is the contract, and early-contract OEM unit costs in excess of the average expected over the contract are capitalized and amortized over lower-cost units later in the contract. With the adoption of the New Revenue Standard, any deferred unit costs in excess of the contract average will be eliminated through retained earnings and will not be amortized into future earnings. As of September 30, 2017, capitalized deferred unit costs in excess of the contract average are $357 million, which is expected to increase prior to adoption of the New Revenue Standard.
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
Other Accounting Pronouncements:
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Upon adoption, investments that do not result in consolidation and are not accounted for under the equity method generally must be carried at fair value, with changes in fair value recognized in net income. As discussed in Note 12, we have approximately $24 million of unrealized gains on these securities recorded in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheet as of September 30, 2017. To the extent currently unrealized gains or losses on these investments are not realized through sale or other actions prior to the date of adoption, these amounts would be recorded directly to retained earnings upon adoption. The provisions of this ASU are effective for years beginning after December 15, 2017.
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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This ASU will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The provisions of this ASU are effective for years beginning after December 15, 2018, with early adoption permitted for any interim period after issuance of the ASU. In the case of early adoption, the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We do not expect this ASU to have a significant impact on our results of operations or financial position.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and nine months ended September 30, 2017 and 2016, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 27, 2017, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of United Technologies Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of September 30, 2017, and the related condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2017 and 2016. This interim financial information is the responsibility of the Corporation’s management.

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
October 27, 2017

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
Our military businesses' sales are affected by U.S. Department of Defense budget and spending levels. Total sales to the U.S. Government were $1.4 billion in each of the quarters ended September 30, 2017 and 2016, 9% and 10% of total UTC sales for those periods, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has and is expected to contribute positively to our results in 2017.
Discontinued Operations
In the nine months ended September 30, 2016, we recognized approximately $1 million of income from discontinued operations, primarily reflecting the final purchase price adjustment for the sale of Sikorsky, and the net effects of filing Sikorsky's 2015 tax returns. We had net cash outflows from discontinued operations of approximately $2.5 billion in the nine months ended September 30, 2016, primarily related to the payment of taxes related to the 2015 gain.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the nine months ended September 30, 2017, our investment in business acquisitions was $196 million, which includes a number of small acquisitions primarily in our commercial businesses. We expect cash investment in acquisitions to be approximately $500 million to $1 billion in 2017. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, under which we will acquire Rockwell Collins. Under the terms of the merger agreement, each Rockwell Collins shareowner will receive $93.33 per share in cash and a fraction of a share of UTC common stock equal to the quotient obtained by dividing $46.67 by the average of the volume-weighted average prices per share of UTC common stock on the NYSE on each of the 20 consecutive trading days ending with the trading day immediately prior to the closing date (the “UTC Stock Price”), subject to adjustment based on a two-way collar mechanism as described below (the “Stock Consideration”). The cash and UTC stock payable in exchange for each such share of Rockwell Collins common stock are collectively the “Merger Consideration.” The fraction of a share of UTC common stock into which each such share of Rockwell Collins common stock will be converted is the “Exchange Ratio.” The Exchange Ratio will be determined based upon the UTC Stock Price. If the UTC Stock Price is greater than $107.01 but less than $124.37, the Exchange Ratio will be equal to the quotient of (i) $46.67 divided by (ii) the UTC Stock Price, which, in each case, will result in the Stock Consideration having a value equal to $46.67. If the UTC Stock Price is less than or equal to $107.01 or greater than or equal to $124.37, then a two-way collar mechanism will apply, pursuant to which, (x) if the UTC Stock Price is greater than or equal to $124.37, the Exchange Ratio will be fixed at 0.37525 and the value of the Stock Consideration will be greater than $46.67, and (y) if the UTC Stock Price is less than or equal to $107.01, the

Exchange Ratio will be fixed at 0.43613 and the value of the Stock Consideration will be less than $46.67. We currently expect that the merger will be completed in the third quarter of 2018, subject to approval by Rockwell Collins’ shareowners, as well as other customary closing conditions, including the receipt of required regulatory approvals.
We anticipate that approximately $15 billion will be required to pay the aggregate cash portion of the Merger Consideration. We expect to fund the cash portion of the Merger Consideration through debt issuances and cash on hand. We have entered into a $6.5 billion 364-day unsecured bridge loan credit agreement that would be funded only to the extent some or all of the anticipated debt issuances are not completed prior to the completion of the merger. Additionally, we expect to assume approximately $7 billion of existing Rockwell Collins long-term debt upon completion of the merger. To manage the cash flow and liquidity impacts of these actions, we have suspended share repurchases, excluding activity required under our equity award programs and employee savings plans.
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
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2016 Annual Report, incorporated by reference in our 2016 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2017.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Net Sales	$15,062	$14,354	$44,157	$42,585
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and nine months ended September 30, 2017 are as follows:

	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2017
Organic change	6%	4%
Foreign currency translation	1%	—
Other	(2)%	—
Total % Change	5%	4%
During the quarter ended September 30, 2017, Pratt & Whitney (15% organic sales growth), UTC Climate, Controls & Security (4%) and Otis (2%) all experienced organic sales growth, while UTC Aerospace Systems sales were consistent with the prior year. The organic sales growth at Pratt & Whitney was driven by higher commercial aftermarket sales, higher commercial engines volume and mix, and higher military sales. The organic growth at UTC Climate, Controls & Security was driven by growth in global refrigeration, North America residential HVAC, and global commercial HVAC, while growth at Otis was primarily driven by higher service sales in Asia and North America and new equipment sales growth in Europe and North America, partially offset by a decline in China. Organic sales at UTC Aerospace Systems were consistent with the prior year as an increase in commercial aerospace aftermarket volume was offset by lower commercial aerospace OEM sales volume.
All four segments experienced organic sales growth during the nine months ended September 30, 2017. Pratt & Whitney sales were up 8% organically, reflecting higher commercial aftermarket sales and higher military sales. Organic sales at UTC Climate, Controls & Security increased 4%, driven by growth in North America residential HVAC, global commercial HVAC, and commercial refrigeration. Otis sales increased 2% organically, reflecting higher service sales in North America and Asia while new equipment sales growth in North America and Europe was partially offset by a decline in China. Organic sales at UTC Aerospace Systems grew 1%, primarily driven by an increase in commercial aerospace aftermarket sales partially offset by lower commercial aerospace OEM sales.
Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Cost of products sold	$7,750	$7,522	$22,920	$22,542
Percentage of product sales	74.7%	73.8%	74.7%	74.5%
Cost of services sold	$3,293	$2,820	$9,300	$8,195
Percentage of service sales	70.3%	67.8%	69.0%	66.4%
Total cost of products and services sold	$11,043	$10,342	$32,220	$30,737
The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2017 in total cost of products and services sold are as follows:

	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2017
Organic change	7%	5%
Foreign currency translation	1%	—
Other	(1)%	—
Total % Change	7%	5%
The organic increase in total cost of products and services sold for the quarter ended September 30, 2017 was primarily driven by the organic sales increases noted above and higher negative engine margin at Pratt & Whitney. The organic increase in total cost of products and services sold for the nine months ended September 30, 2017 was primarily driven by the organic sales increases noted above, higher negative engine margin at Pratt & Whitney, and unfavorable contract adjustments related to a large commercial project at UTC Climate, Controls & Security.
Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Gross margin	$4,019	$4,012	$11,937	$11,848
Percentage of net sales	26.7%	28.0%	27.0%	27.8%
The decrease in gross margin as a percentage of sales for the quarter ended September 30, 2017 primarily reflects a 280 basis point decline in Pratt & Whitney's gross margin driven by the unfavorable year-over-year impact of customer contract matters and higher negative engine margin, a 180 basis point decline in gross margin at Otis driven by price/mix pressure, primarily in China, and a 60 basis point decline in gross margin at UTC Climate, Controls & Security driven by unfavorable mix and price, partially offset by a 90 basis point improvement in gross margin at UTC Aerospace Systems as the benefit of higher commercial aftermarket volumes was partially offset by adverse commercial OEM mix.
The decrease in gross margin as a percentage of sales for the nine months ended September 30, 2017 primarily reflects a 160 basis point decline in gross margin at Otis driven by price/mix pressure, primarily in China; a 100 basis point decline in gross margin at UTC Climate, Controls & Security primarily driven by unfavorable contract adjustments related to a large commercial project; and a 70 basis points decline in Pratt & Whitney's gross margin driven by the unfavorable year-over-year impact of customer contract matters and higher negative engine margin. These decreases were partially offset by a 40 basis point improvement in gross margin at UTC Aerospace Systems as the benefit of higher commercial aftermarket volumes was partially offset by adverse commercial OEM mix.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Company-funded	$582	$582	$1,768	$1,711
Percentage of net sales	3.9%	4.1%	4.0%	4.0%
Customer-funded	$350	$350	$1,068	$1,065
Percentage of net sales	2.3%	2.4%	2.4%	2.5%
Research and development spending is subject to the variable nature of program development schedules, and therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. Company-funded research and development for the quarter ended September 30, 2017 was consistent with the prior year as lower spending across various programs at UTC Aerospace Systems (2%) was offset by continued investment in new products at UTC Climate, Controls & Security (1%); and increased spending on strategic initiatives at Otis (1%). For the nine months ended September 30, 2017, company-funded research and development increased 3% with increased spending across all segments. The growth consisted of continued investment in new products at UTC Climate, Controls & Security (2%), increased spending on strategic initiatives at Otis (1%), an increase at Pratt & Whitney (1%) driven by higher spending on various Pratt & Whitney Canada programs and Pratt & Whitney military development programs, and higher spending across various programs at UTC Aerospace Systems (1%).
Customer-funded research and development for the quarter and nine months ended September 30, 2017 was consistent with the prior year as higher research and development spending on military development programs at Pratt & Whitney was offset by lower spending across various programs at UTC Aerospace Systems.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Selling, general and administrative expenses	$1,524	$1,390	$4,544	$4,204
Percentage of net sales	10.1%	9.7%	10.3%	9.9%
Selling, general and administrative expenses increased 10% in the quarter ended September 30, 2017, and reflect the impact of higher restructuring expenses (2%), transaction costs related to the merger agreement with Rockwell Collins (1%), and an increase resulting from the impact of foreign exchange (1%). The increase also reflects higher expenses at Pratt & Whitney (3%) driven by increased headcount and employee compensation related expenses, as well as a charge related to a customer insolvency; higher expenses at Otis (1%) resulting from higher labor and information technology costs; and higher expenses at UTC Aerospace Systems (1%) primarily driven by increased headcount and employee compensation related expenses.
Selling, general and administrative expenses increased 8% in the nine months ended September 30, 2017 and reflect an increase in expenses related to recent acquisitions (2%) and the impact of higher restructuring expenses (1%). The increase also reflects higher expenses at Pratt & Whitney (2%) driven by increased headcount and employee compensation related expenses, as well as a charge related to a customer insolvency; higher expenses at Otis (1%) resulting from higher labor and information technology costs; and higher expenses at UTC Aerospace Systems (1%) and UTC Climate, Controls & Security (1%) primarily driven by employee compensation related expenses.
Other Income, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Other income, net	$250	$211	$1,095	$600

Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The year-over-year increase in other income, net ($39 million, 18%) for the quarter ended September 30, 2017 is primarily driven by gains on the sale of securities (46%), partially offset by the absence of prior year gains recognized from the sale of non-core assets at UTC Aerospace Systems (12%), the absence of prior year gains on fixed asset disposals (5%), lower year-over-year foreign exchange gains and losses (4%), and lower joint venture income (3%).
The year-over-year increase in other income, net ($495 million, 83%) in the nine months ended September 30, 2017 is primarily driven by $379 million of gains resulting from UTC Climate, Controls & Security's sale of investments in Watsco, Inc. (63%), gains on the sale of securities (12%), and higher year-over-year foreign exchange gains and losses (6%).
Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Interest expense	$258	$252	$745	$741
Interest income	(35)	(27)	(83)	(68)
Interest expense, net	$223	$225	$662	$673
Average interest expense rate	3.6%	4.0%	3.6%	4.1%
Interest expense, net was down 1% for the quarter ended September 30, 2017 and down 2% for the nine months ended September 30, 2017 relative to the prior year. The unfavorable impact of the May 4, 2017 and November 1, 2016 issuance of notes representing $8 billion in aggregate principal was more than offset by the favorable impact of the significantly lower interest rates on these notes as compared to the 5.375% and 6.125% notes redeemed on December 1, 2016, representing $2.25 billion in aggregate principal, and the favorable impact of these early redemptions and the repayment at maturity of our 1.800% notes due 2017, representing $1.5 billion in aggregate principal. The average maturity of our long-term debt at September 30, 2017 is approximately twelve years.
Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effective tax rate	26.1%	24.3%	26.8%	26.4%
The increase in the effective tax rate for the quarter ended September 30, 2017 is due to an increase to the estimated full year forecasted effective tax rate. As a result, the tax expense recorded in the quarter ended September 30, 2017 reflects the cumulative year to date impact.
The effective tax rate for the quarter ended September 30, 2017 included non-cash tax gains associated with certain federal, state and non-U.S. tax year closures due to audit resolutions and the expiration of applicable statutes of limitation during the quarter, including expiration of the U.S. federal income tax statute of limitations for UTC’s 2013 tax year.  The effective tax rate for the quarter ended September 30, 2016 similarly included a non-cash tax gain related to the conclusion of separate audit activity.  The non-cash tax gains recognized in the quarters ended September 30, 2017 and September 30, 2016 have equal impacts on the effective tax rates for those quarters.
As shown in the table above, the effective tax rate for the nine months ended September 30, 2017 is 26.8%. We estimate our full year 2017 annual effective income tax rate to be approximately 27.5%, excluding restructuring and non-operational nonrecurring items.
Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Net income from continuing operations attributable to common shareowners	$1,330	$1,443	$4,155	$4,041
Diluted earnings per share from continuing operations	$1.67	$1.74	$5.20	$4.86

Net income from continuing operations attributable to common shareowners for the quarter ended September 30, 2017 includes restructuring charges, net of tax benefit, of $45 million as well as a net charge for significant non-operational and/or nonrecurring items, net of tax, of $5 million. The effect of restructuring charges and significant non-operational and/or nonrecurring items on diluted earnings per share for the quarter ended September 30, 2017 was $0.06 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.04 per diluted share.
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
Net income from continuing operations attributable to common shareowners for the nine months ended September 30, 2017 includes restructuring charges, net of tax benefit, of $119 million as well as the net favorable impact of significant non-operational and/or nonrecurring items, net of tax, of $233 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the nine months ended September 30, 2017 was $0.14 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.11 per diluted share.
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
Net Income from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Net income from discontinued operations attributable to common shareowners	$—	$37	$—	$1
Diluted earnings per share from discontinued operations	$—	$0.04	$—	$—
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
Restructuring Costs

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Restructuring costs	$177	$201
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
2017 Actions. During the nine months ended September 30, 2017, we recorded net pre-tax restructuring charges of $114 million relating to ongoing cost reduction actions initiated in 2017. We expect to incur additional restructuring charges of $104 million to complete these actions. We are targeting to complete in 2017 and 2018 the majority of the remaining workforce and facility related cost reduction actions initiated in 2017. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $150 million annually. Approximately 75% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2017, we had cash outflows of approximately $39 million related to the 2017 actions.

2016 Actions. During the nine months ended September 30, 2017 and 2016, we recorded net pre-tax restructuring charges of $48 million and $143 million, respectively, for actions initiated in 2016. We expect to incur additional restructuring charges of $50 million to complete these actions. We are targeting to complete in 2017 the majority of the remaining workforce and facility related cost reduction actions initiated in 2016. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $180 million annually, of which, approximately $74 million was realized during the nine months ended September 30, 2017. Approximately 64% of the total expected pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2017, we had cash outflows of approximately $70 million related to the 2016 actions.
In addition, during the nine months ended September 30, 2017, we recorded net pre-tax restructuring costs totaling $15 million for restructuring actions initiated in 2015 and prior. For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and nine months ended September 30, 2017 and 2016 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
At constant currency and excluding the effect of acquisitions and divestitures, UTC Climate, Controls & Security equipment orders in the quarter ended September 30, 2017 increased 2% in comparison to the same period of the prior year driven by increases in global commercial HVAC (7%) and commercial refrigeration (9%), partially offset by declines in transport refrigeration (10%) and North America residential HVAC orders (3%). At constant currency, within the Otis segment, new equipment orders in the quarter were down 4% in comparison to the prior year as a decrease in orders in North America (24%) and Asia (6%), were partially offset by order growth in Europe (25%) and the Middle East (42%).
Summary performance for each of the commercial businesses for the quarters ended September 30, 2017 and 2016 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Net Sales	$3,156	$3,018	5%	$4,688	$4,415	6%
Cost of Sales	2,173	2,025	7%	3,286	3,067	7%
	983	993	(1)%	1,402	1,348	4%
Operating Expenses and Other	428	409	5%	574	547	5%
Operating Profits	$555	$584	(5)%	$828	$801	3%

Operating Profit Margins	17.6%	19.4%	17.7%	18.1%

Summary performance for each of the commercial businesses for the nine months ended September 30, 2017 and 2016 was as follows:

	Otis			UTC Climate, Controls & Security
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Net Sales	$9,091	$8,830	3%	$13,292	$12,602	5%
Cost of Sales	6,287	5,972	5%	9,322	8,708	7%
	2,804	2,858	(2)%	3,970	3,894	2%
Operating Expenses and Other	1,253	1,227	2%	1,306	1,615	(19)%
Operating Profits	$1,551	$1,631	(5)%	$2,664	$2,279	17%

Operating Profit Margins	17.1%	18.5%	20.0%	18.1%
Otis –
Quarter Ended September 30, 2017 Compared with Quarter Ended September 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	1%	1%	—	1%
Cost of Sales	5%	1%	—	—	1%
Operating Profits	(4)%	1%	—	—	(2)%
The organic sales increase of 2% primarily reflects higher service sales (1%), driven by growth in Asia and North America, and higher new equipment sales (1%) driven by growth in Europe and North America, partially offset by a decline in China.
The operational profit decrease of 4% was driven by:

•	unfavorable price and mix (10%), primarily in China

•	higher selling, general and administrative expenses (2%), including higher labor and information technology costs
These decreases were partially offset by:

•	profit contribution from the higher sales volumes noted above (5%)

•	favorable productivity (4%)

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(1)%	1%	—	1%
Cost of Sales	5%	(1)%	—	—	1%
Operating Profits	(6)%	—	—	1%	—
The organic sales increase of 2% primarily reflects higher service sales (1%) driven by growth in North America and Asia. New equipment sales growth in North America (1%) and Europe (1%) was partially offset by a decline in China (2%).
The operational profit decrease of 6% was driven by:

•	unfavorable price and mix (11%), primarily in China

•	higher selling, general and administrative expenses (2%), primarily labor and information technology costs
These decreases were partially offset by:

•	profit contribution from the higher sales volumes noted above (4%)

•	favorable productivity (4%)

UTC Climate, Controls & Security –
Quarter Ended September 30, 2017 Compared with Quarter Ended September 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	2%	—	—	—
Cost of Sales	5%	2%	—	—	—
Operating Profits	3%	1%	(1)%	(3)%	3%
The organic sales increase of 4% was driven by growth in global refrigeration (2%), North America residential HVAC (1%), and global commercial HVAC (1%).

The 3% operational profit increase was primarily driven by productivity and restructuring savings (combined 3%). The profit contribution from the higher sales volumes noted above was offset by the impact of unfavorable mix and pricing. The 3% increase in “Other” primarily reflects a gain on the sale of an investment (2%) and the absence of prior year acquisition and integration costs (1%).

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	(1)%	2%	—	—
Cost of Sales	5%	—	2%	—	—
Operating Profits	(2)%	—	—	(1)%	20%
The organic sales increase of 4% was driven by growth in North America residential HVAC (1%), global commercial HVAC (1%), and commercial refrigeration (1%).
The 2% operational profit decrease was primarily driven by unfavorable contract adjustments related to a large commercial project (3%), partly offset by the beneficial impact from restructuring savings (1%). The profit contribution from the higher sales volumes noted above was offset by the impact of unfavorable mix and pricing. The 20% increase in “other” primarily reflects a gain on the sale of investments in Watsco, Inc. in the first quarter of 2017.
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
We continue to see growth in a strong commercial airline industry which is benefiting from traffic growth, lower airfares, and stronger economic conditions. Airline traffic, as measured by RPMs, grew approximately 8% in the first eight months of 2017.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMPs) at Pratt & Whitney and long-term aftermarket service agreements at UTC Aerospace Systems. FMPs are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMPs and long-term aftermarket service agreements in lieu of transactional spare part sales as new aerospace product offerings enter our customers' fleets under long-term service agreements and legacy fleets are retired. For the first nine months of 2017, as compared with 2016, total commercial aerospace aftermarket sales increased 10% at UTC Aerospace Systems and 7% at Pratt & Whitney.
We record changes in contract estimates using the cumulative catch-up method in accordance with the Revenue Recognition Topic of the FASB ASC. Operating profit in the quarter and nine months ended September 30, 2017 included significant net unfavorable changes in aerospace contract estimates totaling $21 million and $50 million, respectively, primarily reflecting unfavorable net contract adjustments recorded at Pratt & Whitney. Operating profit in the quarter and nine months ended September 30, 2016 included significant net unfavorable changes in aerospace contract estimates of $24 million and $20 million, respectively, primarily representing unfavorable contract adjustments recorded at Pratt & Whitney.
As previously disclosed, Pratt & Whitney's PurePower PW1500G engine models have been selected by Bombardier to power the new CSeries passenger aircraft, which entered into service on July 15, 2016. There have been multi-year delays in the development of the CSeries aircraft. Notwithstanding these delays, Bombardier reports that they have received over 300 orders for the aircraft and that both the CS100 and CS300 aircraft models have been certified and have entered into revenue service.  We have made various investments in support of the production and delivery of our PW1500G engines and systems for the CSeries program, which we currently expect to recover through future deliveries of PW1500G powered CSeries aircraft. On October 16, 2017, Bombardier and Airbus announced an agreement to become partners on the CSeries aircraft program. We will continue to monitor the progress of the program and our ability to recover our investments, which we believe would be strengthened by this partnership.
Summary performance for each of the aerospace businesses for the quarters ended September 30, 2017 and 2016 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Net Sales	$3,871	$3,501	11%	$3,637	$3,646	—
Cost of Sales	3,179	2,778	14%	2,640	2,681	(2)%
	692	723	(4)%	997	965	3%
Operating Expenses and Other	463	383	21%	381	365	4%
Operating Profits	$229	$340	(33)%	$616	$600	3%

Operating Profit Margins	5.9%	9.7%	16.9%	16.5%
Summary performance for each of the aerospace businesses for the nine months ended September 30, 2017 and 2016 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Net Sales	$11,699	$10,902	7%	$10,888	$10,867	—
Cost of Sales	9,381	8,668	8%	7,945	7,976	—
	2,318	2,234	4%	2,943	2,891	2%
Operating Expenses and Other	1,294	1,098	18%	1,172	1,171	—
Operating Profits	$1,024	$1,136	(10)%	$1,771	$1,720	3%

Operating Profit Margins	8.8%	10.4%	16.3%	15.8%
Pratt & Whitney –
Quarter Ended September 30, 2017 Compared with Quarter Ended September 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	15%	2%	—	—	(6)%
Cost of Sales	18%	—	—	—	(4)%
Operating Profits	3%	10%	(1)%	(6)%	(39)%
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

The organic sales increase of 15% primarily reflects higher commercial aftermarket sales (7%) higher commercial engine volume and mix (4%), and higher military sales (4%). The 6% decrease in Other reflects the year-over-year impact of customer contract matters.
The operational profit increase of 3% was primarily driven by:

•	higher aftermarket profit contribution (37%) driven by increases in both commercial and military aftermarket sales

•	lower pension expense (3%)

These increases were partially offset by:

•	lower OEM profit contribution (29%), reflecting higher negative engine margin and other ramp-related costs, partially offset by the profit contribution from higher military sales

•	higher selling, general and administrative expenses and research and development costs (7%)
The 39% decrease in Other primarily reflects the year-over-year impact of customer contract matters.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	8%	1%	—	—	(2)%
Cost of Sales	10%	—	—	(1)%	(1)%
Operating Profits	(8)%	9%	—	4%	(15)%

The organic sales increase of 8% primarily reflects higher commercial aftermarket sales (6%) and higher military sales (4%), partially offset by the absence of prior year contract settlements (1%) and unfavorable year-over-year sales of legacy hardware (1%). The 2% decrease in Other reflects the year-over-year impact of customer contract matters.

The operational profit decrease of 8% was primarily driven by:

•
lower OEM profit contribution (18%) reflecting higher negative engine margin and other ramp-related costs and lower volume at Pratt & Whitney Canada partially offset by the profit contribution from higher military sales

•	unfavorable year-over-year contract settlements (7%)

•	higher selling, general and administrative expenses and research and development costs (6%)

•	the absence of prior year sales of legacy hardware (4%)

These decreases were partially offset by:

•	higher aftermarket profit contribution (24%) driven by increases in both commercial and military aftermarket sales

•	lower pension expense (2%)
The 15% decrease in Other primarily reflects the year-over-year impact of customer contract matters.
UTC Aerospace Systems –
Quarter Ended September 30, 2017 Compared with Quarter Ended September 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	—	—	—	—	—
Cost of Sales	(1)%	—	(1)%	—	—
Operating Profits	10%	(1)%	—	(1)%	(5)%
Organic sales for the quarter were consistent with the prior year as an increase in commercial aerospace aftermarket volume (3%) was offset by lower commercial aerospace OEM sales volume (3%). Military sales for the quarter were consistent with the prior year.
The organic increase in operational profit (10%) primarily reflects:

•	higher commercial aerospace profit contribution (8%) driven by the commercial aftermarket sales growth noted above, partially offset by lower commercial aerospace OEM volume and adverse mix

•	the favorable impact of a customer settlement (3%)

•	lower pension expense (2%)
These increases were partially offset by:

•	lower military OEM and military aftermarket profit contribution (3%), primarily driven by adverse mix
The 5% decrease in Other reflects the absence of prior year gains recognized on the sale of non-core assets.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	—	(1)%	—	—
Cost of Sales	1%	—	(1)%	—	—
Operating Profits	5%	1%	—	(2)%	(1)%
The organic sales growth of 1% primarily reflects an increase in commercial aerospace aftermarket sales (3%) partially offset by lower commercial aerospace OEM sales (2%).
The increase in operational profit of 5% primarily reflects:

•	higher commercial aerospace profit contribution (6%) driven by the commercial aftermarket sales growth noted above partially offset by lower commercial aerospace OEM profit contribution

•	lower pension costs (2%)

•	the favorable impact of a customer settlement (1%)
These increases were partially offset by:

•	higher selling, general, and administrative expenses (2%)

•	lower military OEM and military aftermarket profit contribution (1%)
Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended September 30,		Quarter Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Eliminations and other	$(290)	$(226)	$40	$18
General corporate expenses	—	—	(105)	(92)

	Net Sales		Operating Profits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Eliminations and other	$(813)	$(616)	$25	$47
General corporate expenses	—	—	(315)	(280)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year decrease in sales for the quarter and nine months ended September 30, 2017, as compared to the same periods of 2016, reflects an increase in the amount of inter-segment eliminations, principally between our aerospace businesses. The increase in operating profits for the quarter ended September 30, 2017, reflects gains on the sale of securities of $120 million in the current year, partially offset by transaction costs related to the merger agreement with Rockwell Collins of $27 million, and an increase in the amount of inter-segment eliminations between our aerospace businesses. The decrease in operating profits for the nine months ended September 30, 2017, is primarily driven by an increase in the amount of inter-segment eliminations between our aerospace businesses, partially offset by gains on the sale of securities.
The year-over-year increase in general corporate expenses for the quarter and nine months ended September 30, 2017, as compared to the same periods of 2016, primarily reflects an increase in employee compensation related expenses.

LIQUIDITY AND FINANCIAL CONDITION

(Dollars in millions)	September 30, 2017	December 31, 2016	September 30, 2016
Cash and cash equivalents	$8,523	$7,157	$7,107
Total debt	27,260	23,901	22,665
Net debt (total debt less cash and cash equivalents)	18,737	16,744	15,558
Total equity	31,691	29,169	30,764
Total capitalization (debt plus equity)	58,951	53,070	53,429
Net capitalization (debt plus equity less cash and cash equivalents)	50,428	45,913	46,322

Debt to total capitalization	46%	45%	42%
Net debt to net capitalization	37%	36%	34%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows from continuing operations, which, after netting out capital expenditures, we generally target to approximate net income from continuing operations attributable to common shareowners. For 2017, we expect this to approximate $3.0 billion to $3.5 billion. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
Our domestic pension funds experienced a positive return on assets of 10.42% during the first nine months of 2017. Approximately 90% of these domestic pension plans' funds are invested in readily-liquid investments, including equity, fixed income, asset-backed receivables and structured products. The balance of these domestic pension plans' funds (10%) is invested in less-liquid but market-valued investments, including real estate and private equity. As part of our long-term strategy to de-risk our defined benefit pension plans, we made discretionary contributions of approximately $1.9 billion to our domestic defined benefit pension plans in the quarter ended September 30, 2017. Across our global pension plans, the impact of the continued recognition of prior pension investment gains, 2016 actual returns on plan assets, pension contributions and lower discount rates for interest costs, offset by the lower discount rates for pension obligations, will result in a net periodic pension benefit in 2017 that is approximately $100 million favorable to 2016 amounts.
Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization increased to 46% at September 30, 2017, primarily reflecting additional borrowings in 2017 used to fund the discretionary contributions to our domestic defined benefit pension plans, share repurchases and other general corporate purposes. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, discretionary pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, under which we will acquire Rockwell Collins. Under the terms of the merger agreement, each Rockwell Collins shareowner will receive $93.33 per share in cash and a fraction of a share of UTC common stock equal to the quotient obtained by dividing $46.67 by the average of the volume-weighted average prices per share of UTC common stock on the NYSE on each of the 20 consecutive trading days ending with the trading day immediately prior to the closing date (the “UTC Stock Price”), subject to adjustment based on a two-way collar mechanism as described below (the “Stock Consideration”). The cash and UTC stock payable in exchange for each such share of Rockwell Collins common stock are collectively the “Merger Consideration.” The fraction of a share of UTC common stock into which each such share of Rockwell Collins common stock will be converted is the “Exchange Ratio.” The Exchange Ratio will be determined based upon the UTC Stock Price. If the UTC Stock Price is greater than $107.01 but less than $124.37, the Exchange Ratio will be equal to the quotient of (i) $46.67 divided by (ii) the UTC Stock Price, which, in each case, will result in the Stock Consideration having a value equal to $46.67. If the UTC Stock Price is less than or equal to $107.01 or greater than or equal to $124.37, then a two-way collar mechanism will apply, pursuant to which, (x) if the UTC Stock Price is greater than or equal to $124.37, the Exchange Ratio will be fixed at 0.37525 and the value of the Stock Consideration will be greater than $46.67, and (y) if the UTC Stock Price is less than or equal to $107.01, the Exchange Ratio will be fixed at 0.43613 and the value of the Stock Consideration will be less than $46.67. We currently expect that the merger will be completed in the third quarter of 2018, subject to approval by Rockwell Collins’ shareowners, as well as other customary closing conditions, including the receipt of required regulatory approvals.
We anticipate that approximately $15 billion will be required to pay the aggregate cash portion of the Merger Consideration. We expect to fund the cash portion of the Merger Consideration through debt issuances and cash on hand. We have entered into a $6.5 billion 364-day unsecured bridge loan credit agreement that would be funded only to the extent some or all of the anticipated debt issuances are not completed prior to the completion of the merger. Additionally, we expect to assume approximately $7 billion of existing Rockwell Collins long-term debt upon completion of the merger. To manage the cash flow and liquidity impacts of these actions, we have suspended share repurchases, excluding activity required under our equity award programs and employee savings plans.
At September 30, 2017, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of September 30, 2017, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2017, our maximum commercial paper borrowing limit was $4.35 billion.
On May 4, 2017, we issued $1.0 billion aggregate principal amount of 1.900% notes due 2020, $500 million aggregate principal amount of 2.300% notes due 2022, $800 million aggregate principal amount of 2.800% notes due 2024, $1.1 billion aggregate principal amount of 3.125% notes due 2027 and $600 million aggregate principal amount of 4.050% notes due 2047. The net proceeds received from these debt issuances were used to fund the repayment at maturity of our 1.800% notes due 2017, representing $1.5 billion in aggregate principal and other general corporate purposes.
On February 22, 2016, we issued €950 million aggregate principal amount of 1.125% notes due 2021, €500 million aggregate principal amount of 1.875% notes due 2026 and €750 million aggregate principal amount of floating rate notes due 2018. The net proceeds from these debt issuances were used for general corporate purposes.
On November 6, 2015, we completed the sale of Sikorsky to Lockheed Martin Corp. for approximately $9.1 billion in cash. In connection with the sale of Sikorsky, we made tax payments of approximately $2.5 billion in 2016, primarily during the nine months ended September 30, 2016. On November 11, 2015, we entered into ASR agreements to repurchase an aggregate of $6 billion of our common stock utilizing the net after-tax proceeds from the sale of Sikorsky. Under the terms of the ASR agreements, we made the aggregate payments and received an initial delivery of approximately 51.9 million shares of our common stock, representing approximately 85% of the shares expected to be repurchased. The shares associated with the remaining portion of the aggregate purchase were settled upon final delivery to us of approximately 2.1 million additional shares of common stock in the quarter ended March 31, 2016 and approximately 8.0 million additional shares of common stock in the quarter ended September 30, 2016.
At September 30, 2017, approximately 93% of our cash was held by UTC's foreign subsidiaries due to our extensive international operations. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
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
On occasion, we are required to maintain cash deposits with certain banks because of contractual obligations related to acquisitions or divestitures or other legal obligations. As of September 30, 2017 and December 31, 2016, the amount of such restricted cash was approximately $33 million and $32 million, respectively.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.

Cash Flow - Operating Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Net cash flows provided by operating activities of continuing operations	$3,110	$4,567
As part of our long-term strategy to de-risk our defined benefit pension plans, we made discretionary contributions of approximately $1.9 billion to our domestic defined benefit pension plans in the quarter ended September 30, 2017. Including the effects of this contribution, cash generated from operating activities of continuing operations in the nine months ended September 30, 2017 was $1,457 million lower than the same period in 2016. Cash outflows for working capital improved by $341 million in the nine months ended September 30, 2017 over the prior year period. In the nine months ended September 30, 2017, inventories increased approximately $1.2 billion, primarily in our aerospace businesses supporting an increase in forecasted OEM deliveries and related aftermarket demand, and at UTC Climate, Controls & Security driven primarily by seasonal demand in our North American HVAC business and installation projects in process in our refrigeration businesses. These increases were more than offset by increases in accounts payable and accrued liabilities, primarily in the commercial engine business at Pratt & Whitney. Accounts receivable increased primarily in our aerospace businesses, and were partially offset by increased customer advances at Pratt & Whitney and Otis. Factoring activity provided an increase of approximately $400 million in cash generated from operating activities of continuing operations in the nine months ended September 30, 2017, as compared to the prior year period. This increase in factoring was driven largely by Pratt & Whitney's temporary extension of contractual payment terms with certain commercial aerospace customers.
In the nine months ended September 30, 2016, accounts receivable increased approximately $636 million, primarily in our aerospace businesses due to the growth in commercial aerospace OEM and aftermarket sales in the period. Factoring activity provided an increase of approximately $375 million in cash generated from operating activities of continuing operations in the quarter ended September 30, 2016, as compared to the prior year period, driven largely by Pratt & Whitney's temporary extension of contractual payment terms with certain commercial aerospace customers. Increases in inventories were primarily in our aerospace businesses supporting an increase in customers' platform deliveries and related aftermarket demand, and were partially offset by increased accounts payable at these businesses and increased customer advances at Pratt & Whitney and Otis. Increases in accrued liabilities were driven primarily by higher accruals related to taxes and interest due to the timing of payments.
Our domestic defined benefit pension plans are approximately 98% funded on a projected benefit obligation basis as of September 30, 2017, and we are not required to make additional contributions through the end of 2025. The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the nine months ended September 30, 2017 and 2016 were approximately $2 billion and $125 million, respectively. Contributions to our global defined benefit pension plans in 2017 are expected to meet or exceed current funding requirements.
Cash Flow - Investing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Net cash flows used in investing activities of continuing operations	$(1,658)	$(1,899)
Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2017 and 2016 primarily reflect capital expenditures, cash investments in businesses, cash investments in customer financing assets, and payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms. In the nine months ended September 30, 2017, we realized net proceeds of $596 million from UTC Climate, Controls & Security's sale of investments in Watsco, Inc.
During the nine months ended September 30, 2017, our collaboration intangible assets increased by approximately $290 million, of which $252 million resulted from payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE. Capital expenditures for the nine months ended September 30, 2017 ($1,214 million) primarily relate to investments in production capacity at Pratt & Whitney and UTC Aerospace Systems, as well as new facilities at Pratt & Whitney and UTC Climate, Controls & Security.
Cash investments in businesses in the nine months ended September 30, 2017 ($196 million) consisted of a number of small acquisitions, primarily in our commercial businesses. We expect total cash investments for acquisitions in 2017 to be approximately $500 million to $1 billion, including acquisitions completed during the nine months ended September 30, 2017.

However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. The settlement of these derivative instruments resulted in a net cash outflow of approximately $183 million and $29 million during the nine months ended September 30, 2017 and 2016, respectively.
Customer financing activities were a net use of cash of $525 million, primarily driven by additional Geared Turbofan engines to support customer fleets, and $128 million for the nine months ended September 30, 2017 and 2016, respectively. While we expect that 2017 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $13.9 billion at September 30, 2017 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.4 billion may be required to be disbursed during the remainder of 2017. We had commercial aerospace financing and other contractual commitments of approximately $14.4 billion at December 31, 2016.
Cash Flow - Financing Activities of Continuing Operations

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Net cash flows used in financing activities of continuing operations	$(293)	$(203)
The timing and levels of certain cash flow activities, such as acquisitions and repurchases of our stock, have resulted in the issuance of both long-term and short-term debt, including approximately $2.5 billion and $2.3 billion of net long-term debt issuances in the nine months ended September 30, 2017 and 2016, respectively. Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $0.9 billion of outstanding commercial paper at September 30, 2017.
At September 30, 2017, management had remaining authority to repurchase approximately $2.3 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. We made cash payments of approximately $1,430 million to repurchase approximately 12.7 million shares of our common stock during the nine months ended September 30, 2017. We expect 2017 full year share repurchases to be approximately $1.5 billion. In connection with the merger agreement with Rockwell Collins announced on September 4, 2017, we have suspended share repurchases, excluding activity required under our equity award programs and employee savings plans.
We paid dividends on common stock of $0.66 per share in both the first quarter and second quarter of 2017 and $0.70 per share in the third quarter of 2017, totaling approximately $1,541 million in the aggregate for the nine months ended September 30, 2017. On October 11, 2017, the Board of Directors declared a dividend of $0.70 per share payable December 10, 2017 to shareowners of record at the close of business on November 17, 2017.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

Cash Flow - Discontinued Operations

(Dollars in millions)	Nine Months Ended September 30, 2016
Net cash flows used in discontinued operations	$(2,480)
Cash flows used in discontinued operations for the nine months ended September 30, 2016 primarily reflect the payment of taxes associated with the net gain realized on the sale of Sikorsky to Lockheed Martin Corp. in November 2015.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2016 Annual Report, incorporated by reference in our 2016 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of September 30, 2017, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the nine months ended September 30, 2017. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2016 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the nine months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases and other measures of financial performance or potential future plans, strategies or transactions of United Technologies or the combined company following United Technologies’ proposed acquisition of Rockwell Collins, the anticipated benefits of the proposed acquisition, including estimated synergies, the expected timing of completion of the transaction and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•
the effect of economic conditions in the industries and markets in which we and Rockwell Collins operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction and in both the commercial and defense segments of the aerospace industry, levels of air travel, financial condition of commercial airlines, the impact of weather conditions and natural disasters and the financial condition of our customers and suppliers;

•	challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;

•
the scope, nature, impact or timing of acquisition and divestiture activity, including among other things integration of acquired businesses, including the proposed acquisition of Rockwell Collins, into UTC's existing businesses and realization of synergies and opportunities for growth and innovation;

•
future levels of indebtedness, including indebtedness expected to be incurred by UTC in connection with the proposed Rockwell Collins merger, and capital spending and research and development spending including in connection with the proposed Rockwell Collins merger;

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

•
the effect of changes in political conditions in the U.S. and other countries in which we and Rockwell Collins operate, including the effect of changes in U.S. trade policies or the U.K.'s pending withdrawal from the EU, on general market conditions, global trade policies and currency exchange rates in the near term and beyond; and

•
the effect of changes in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we and Rockwell Collins operate;

•
the ability of UTC and Rockwell Collins to receive the required regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the merger) and approval by the Rockwell Collins shareowners and to satisfy the other conditions to the closing of the proposed merger on a timely basis or at all;

•
the occurrence of events that may give rise to a right of one or both of UTC or Rockwell Collins to terminate the merger agreement, including on circumstances that might require Rockwell Collins to pay a termination fee of $695 million to UTC or $50 million of expense reimbursement;

•	negative effects of the announcement or the completion of the merger on the market price of UTC’s and/or Rockwell Collins’ common stock and/or on their respective financial performance;

•	the risks related to Rockwell Collins and UTC being restricted in its operation of the business while the merger agreement is in effect;

•	risks relating to the value of the UTC’s shares to be issued in connection with the proposed Rockwell merger, significant merger costs and/or unknown liabilities;

•	risks associated with third-party contracts containing consent and/or other provisions that may be triggered by the Rockwell merger agreement;

•	risks associated with potential merger-related litigation or appraisal proceedings; and

•	the ability of UTC and Rockwell Collins, or the combined company, to retain and hire key personnel.
In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Consolidated Financial Statements" under the heading "Note 15: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and in our 2016 Annual Report and 2016 Form 10-K. Additional important information as to these factors is included in our 2016 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters", in our 2016 Form 10-K in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole" and in our Form S-4 Registration Statement (Registration No. 333-220883) under the heading "Risk Factors". The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 15: Contingent Liabilities, for discussion regarding legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2016 Form 10-K and Part II, Item 1 "Legal Proceedings" of our 2017 Form 10-Q (Q1) and 2017 Form 10-Q (Q2).

Item 1A.	Risk Factors
Except as noted below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2016 Form 10-K.
Risks Relating to our Pending Acquisition of Rockwell Collins

We may not complete the acquisition of Rockwell Collins or complete the acquisition within the time frame we anticipate; the acquired business may underperform relative to our expectations; the acquisition may cause our financial results to differ from our expectations or the expectations of the investment community; we may not be able to achieve anticipated cost savings or other anticipated synergies.
The completion of the acquisition of Rockwell Collins is subject to a number of conditions. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. Any delay in completing the acquisition could cause UTC not to realize some or all of the benefits, or realize them on a different timeline than expected, that UTC expects to achieve if the acquisition is successfully completed within the expected timeframe. In addition, the terms and conditions of the required regulatory authorizations and consents for the acquisition that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business or may materially delay the completion of the acquisition.
The success of the acquisition will depend, in part, on UTC’s ability to successfully combine and integrate the businesses of UTC and Rockwell Collins, and realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies, from the acquisition. If UTC is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of UTC’s common stock may decline.
The integration of the two companies may result in material challenges, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the acquisition;

•	managing a larger combined aerospace systems business;

•	maintaining employee morale and retaining key management and other employees;

•
retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the acquisition, and attracting new business and operational relationships;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems; and

•	unforeseen expenses or delays associated with the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended September 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2017	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	277	$119.48	277	$2,343
August 1 - August 31	168	118.63	168	$2,323
September 1 - September 30	64	114.04	64	$2,316
Total	509	$118.51	509
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At September 30, 2017, the maximum dollar value of shares that may yet be purchased under this current program was approximately $2,316 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. No shares were reacquired in transactions outside the program during the quarter ended September 30, 2017.

On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, under which we will acquire Rockwell Collins. To manage the cash flow and liquidity impacts of these actions, we have suspended share repurchases, excluding activity required under our equity award programs and employee savings plans.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of September 4, 2017, by and among United Technologies Corporation, Riveter Merger Sub Corp. and Rockwell Collins, Inc., incorporated by reference to UTC’s Current report on Form 8-K (Commission file number 1-812) filed with the SEC on September 6, 2017.

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20170930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20170930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20170930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20170930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20170930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20170930_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	October 27, 2017	by:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 27, 2017	by:	/s/ ROBERT J. BAILEY
Robert J. Bailey
Corporate Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)