Form 10-K
period 2017-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2018-02-09
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Commission file number 1-812

UNITED TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-0570975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Farm Springs Road, Farmington, Connecticut	06032
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (860) 728-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	New York Stock Exchange
(CUSIP 913017 10 9)
1.250% Notes due 2023	New York Stock Exchange
(CUSIP U91301 AD0)
1.125% Notes due 2021	New York Stock Exchange
(CUSIP 913017 CD9)
1.875% Notes due 2026	New York Stock Exchange
(CUSIP 913017 CE7)
Floating Rate Notes due 2018	New York Stock Exchange
(CUSIP 913017 CC1)
Floating Rate Notes due 2019	New York Stock Exchange
(CUSIP 913017 CS6)

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
Yes   ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2017 was approximately $97,490,067,627, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At January 31, 2018, there were 799,778,295 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV hereof incorporate by reference portions of the United Technologies Corporation 2017 Annual Report to Shareowners. Part III hereof incorporates by reference portions of the United Technologies Corporation Proxy Statement for the 2018 Annual Meeting of Shareowners.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
Index to Annual Report
on Form 10-K for
Year Ended December 31, 2017

UNITED TECHNOLOGIES CORPORATION
Annual Report on Form 10-K for
Year Ended December 31, 2017
Whenever reference is made in this Form 10-K to specific sections of United Technologies Corporation’s 2017 Annual Report to Shareowners (2017 Annual Report), those sections are incorporated herein by reference and are included in Exhibit 13 to this Form 10-K. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and product and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms "we," "us," "our," "the Company," or "UTC," unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries. References to internet websites in this Form 10-K are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-K.
PART I

Item 1.	Business
General
United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable primarily to the internal development of our existing businesses and to acquisitions. The following description of our business should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Annual Report, including the information contained therein under the heading "Business Overview."
Our operations for the periods presented herein are classified into four segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, and UTC Aerospace Systems, with each segment comprised of groups of similar operating companies. References to each segment include the various operating companies established worldwide through which the operations for each segment are conducted.
Otis and UTC Climate, Controls & Security (collectively referred to as the "commercial businesses") serve customers in the commercial, government, infrastructure and residential property sectors and transport and refrigeration businesses worldwide. Pratt & Whitney and UTC Aerospace Systems (collectively referred to as the "aerospace businesses") primarily serve commercial and government customers in both the original equipment and aftermarket parts and services markets of the aerospace industry. For 2017, our commercial and industrial sales (generated principally by the commercial businesses) were approximately 50 percent of our consolidated sales, and our commercial aerospace sales and military aerospace sales (generated exclusively by our aerospace businesses) were approximately 37 percent and 13 percent, respectively, of our consolidated sales. International sales for 2017, including U.S. export sales, were 61% percent of our total segment sales.
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
Description of Business by Segment
Each segment's business, including its principal products and services and other material developments and information, is described below. Segment financial data for the years 2015 through 2017, including financial information about foreign and domestic operations and export sales, appears in Note 19 to the Consolidated Financial Statements in our 2017 Annual Report. Segment sales as discussed below include intercompany sales, which are ultimately eliminated within the "Eliminations and other" category as reflected in the segment financial data in Note 19 to the Consolidated Financial Statements in our 2017 Annual Report. Similarly, total segment backlog as discussed below includes intercompany backlog, as well as fully-funded government orders.

Otis
Otis is the world’s largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators as well as escalators and moving walkways. In addition to new equipment, Otis provides modernization products to upgrade elevators and escalators as well as maintenance and repair services for both its products and those of other manufacturers. Otis serves customers in the commercial and residential property industries around the world. Otis sells directly to the end customer and through sales representatives and distributors.
Sales generated by Otis’ international operations were 73 percent and 75 percent of total Otis segment sales in 2017 and 2016, respectively. At December 31, 2017, Otis’ backlog was $16.2 billion as compared to $14.9 billion at December 31, 2016. Of the total Otis backlog at December 31, 2017, approximately $8.4 billion is expected to be realized as sales in 2018.
UTC Climate, Controls & Security
UTC Climate, Controls & Security is a leading provider of heating, ventilating, air conditioning (HVAC), refrigeration, fire, security and building automation products, solutions and services for residential, commercial, industrial and transportation applications. UTC Climate, Controls & Security provides a wide range of building systems, including cooling, heating, ventilation, refrigeration, fire and smoke detection, portable fire extinguishers, fire suppression, gas and flame safety, intruder alarms, access control systems, video surveillance and building control systems. UTC Climate, Controls & Security also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance, and monitoring services.
UTC Climate, Controls & Security sells its HVAC and refrigeration solutions directly to end customers, including building contractors and owners, homeowners, transportation companies, retail stores and food service companies, and through joint ventures, manufacturer's representatives, distributors, wholesalers, dealers and retail outlets. These products and services are sold under the Carrier name and other brand names. UTC Climate, Controls & Security’s security and fire safety products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants, homeowners and other end-users requiring a high level of security and fire protection for their businesses and residences. UTC Climate, Controls & Security provides its security and fire safety products and services under Chubb, Kidde and other brand names and sells directly to customers as well as through manufacturer's representatives, distributors, dealers, value-added resellers and retail distribution.
Certain UTC Climate, Controls & Security HVAC businesses are seasonal, and sales and service activity can be impacted by weather. UTC Climate, Controls & Security customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in the distribution channels. The principal incentive program provides reimbursements to distributors for offering promotional pricing on UTC Climate, Controls & Security products.
Sales generated by UTC Climate, Controls & Security’s international operations, including U.S. export sales, were 55 percent of total UTC Climate, Controls & Security segment sales in each of 2017 and 2016. At December 31, 2017, UTC Climate, Controls & Security’s backlog was $4.4 billion as compared to $3.2 billion at December 31, 2016. Substantially all of the backlog at December 31, 2017 is expected to be realized as sales in 2018.
Pratt & Whitney
Pratt & Whitney is among the world’s leading suppliers of aircraft engines for the commercial, military, business jet and general aviation markets. Pratt & Whitney provides fleet management services and aftermarket maintenance, repair and overhaul services. Pratt & Whitney produces and develops families of large engines for wide- and narrow-body and large regional aircraft in the commercial market and for fighter, bomber, tanker and transport aircraft in the military market. Pratt & Whitney Canada (P&WC) is among the world's leading suppliers of engines powering general and business aviation, as well as regional airline, utility and military airplanes, and helicopters. Pratt & Whitney and P&WC also produce, sell and service auxiliary power units for commercial and military aircraft.
The development of new engines and improvements to current production engines present important growth opportunities. In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which revenues, costs and risks are shared with third parties. At December 31, 2017, the interests of third-party participants in Pratt & Whitney-directed commercial jet engine programs ranged from approximately 14 percent to 50 percent. UTC holds a 61 percent interest in the IAE International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC). Pratt & Whitney also holds a 59 percent program share interest in the International Aero Engines, LLC (IAE LLC) collaboration with MTU and JAEC.  IAE LLC sells the PW1100G-JM engine for the Airbus A320neo aircraft and the PW1400G-JM engine for the Irkut MC-21 aircraft. In addition, Pratt &

Whitney has interests in other engine programs, including a 50 percent ownership interest in the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. Pratt & Whitney has entered into risk and revenue sharing arrangements with third parties for 40 percent of the products and services that Pratt & Whitney is responsible for providing to the EA. Pratt & Whitney accounts for its interests in the EA joint venture under the equity method of accounting. See Note 1 to the Consolidated Financial Statements in our 2017 Annual Report for a description of our accounting for collaborative arrangements.
Pratt & Whitney produces the PurePower PW1000G Geared TurboFan engine family, the first of which, the PW1100G-JM, entered into service in January 2016. The PurePower PW1000G engine has demonstrated a significant reduction in fuel burn and noise levels with lower environmental emissions and operating costs than current production engines. The PW1100G-JM engine is offered on the Airbus A320neo family of aircraft. PurePower PW1000G engine models also power Bombardier’s CSeries passenger aircraft. Additionally, the PurePower PW1000G engine models have been selected to power the new Mitsubishi Regional Jet, the new Irkut MC-21 passenger aircraft and Embraer’s E-Jet family of aircraft. The Irkut MC-21 and Embraer’s E-Jet family aircraft are scheduled to enter service in 2018. The Mitsubishi Regional Jet is scheduled to enter service in 2020. As previously disclosed, Gulfstream announced the selection of the PurePower PW 800 engine to exclusively power Gulfstream’s new G500 and G600 business jets scheduled to enter service in 2018. P&WC's PurePower PW 800 engine has also been selected to power the new Falcon business jet by Dassault Aviation. P&WC has developed and certified the PW210 engine family for helicopters manufactured by Sikorsky and Leonardo Helicopters. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion. The success of these aircraft and engines is dependent upon many factors, including technological accomplishments, program execution, aircraft demand, and regulatory approval. As a result of these factors, as well as the level of success of aircraft program launches by aircraft manufacturers and other conditions, additional investment in these engine programs may be required.
In 2017, Pratt & Whitney’s commercial products supported engine certification of the PW1200G and PW 1700G for the Mitsubishi Regional Jet and Embraer E190-E2 and E-195-E2, the first flight of the Irkut MC21.  Pratt & Whitney Canada has developed and received European Aviation Safety Agency (EASA) and the Federal Aviation Administration (FAA) Type Certifications for the PurePower PW800 turbofan engine for the Gulfstream G500 and G600 aircraft. Also during the year, the Pratt & Whitney F-135 program experienced the first engine delivery from the Japan Final Assembly and Check Out facility and the Israeli Air Force achieved initial operational capability for their F-35I ‘Adir’ fleet. The military business also supported FAR Part 25 aircraft certification for the Boeing Tanker KC-46A aircraft.
Pratt & Whitney is under contract with the U.S. Government's F-35 Joint Program Office to produce and sustain the F135 engine to power the single-engine F-35 Lightning II aircraft (commonly known as the Joint Strike Fighter) being produced by Lockheed Martin. The two F135 propulsion system configurations for the F-35A, F-35B and F-35C jets are used by the U.S. Air Force, U.S. Marine Corps and U.S. Navy, respectively. F135 engines are also used on F-35 aircraft purchased by Joint Strike Fighter partner countries and foreign military sales countries.
Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market-driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine development, production and support programs, creates uncertainty regarding engine program profitability. Sales to Airbus (Pratt & Whitney’s largest customer by sales) were 38 percent and 34 percent of total Pratt & Whitney segment sales in 2017 and 2016, respectively, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. Government were approximately 21 percent of total Pratt & Whitney segment sales in 2017 and 2016.
Sales generated by Pratt & Whitney’s international operations, including U.S. export sales, were 61 percent and 63 percent of total Pratt & Whitney segment sales in 2017 and 2016, respectively. At December 31, 2017, Pratt & Whitney’s backlog was $64.3 billion, including $6.0 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2016, these amounts were $61.8 billion and $6.4 billion, respectively. Of the total Pratt & Whitney backlog at December 31, 2017, approximately $11.1 billion is expected to be realized as sales in 2018. Pratt & Whitney’s backlog includes certain contracts for which actual costs may ultimately exceed total sales. Pratt & Whitney’s backlog excludes orders for new commercial engines that have not yet received aviation authority engine certification. See Note 1 to the Consolidated Financial Statements in our 2017 Annual Report for a description of our accounting for long-term contracts, including a discussion of the impact of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, on our revenue recognition and backlog accounting policies.
UTC Aerospace Systems
UTC Aerospace Systems is a leading global provider of technologically advanced aerospace products and aftermarket service solutions for aircraft manufacturers, airlines, regional, business and general aviation markets, military, space and undersea operations. UTC Aerospace Systems’ product portfolio includes electric power generation, power management and distribution systems, air data and aircraft sensing systems, engine control systems, intelligence, surveillance and reconnaissance systems, engine components, environmental control systems, fire and ice detection and protection systems, propeller systems, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft seating and cargo systems, actuation systems, landing systems, including landing gear, wheels and brakes, and space products and subsystems. Aftermarket services include spare parts, overhaul and repair, engineering and technical support and fleet management solutions. UTC Aerospace Systems sells aerospace products to aircraft manufacturers, airlines and other aircraft operators, the U.S. and foreign governments, maintenance, repair and overhaul providers, and independent distributors. UTC Aerospace Systems’ largest customers are Boeing and Airbus with a combined 33 percent and 34 percent of total UTC Aerospace Systems segment sales in 2017 and 2016, respectively. Sales to the U.S. Government were 17 percent of total UTC Aerospace Systems segment sales in 2017 and 2016.
In 2017, UTC Aerospace Systems' products supported first flights of the Boeing 737MAX-9 and 787-10, Embraer E195-E2, COMAC C919, AirbusA330neo and Irkut MC21 aircraft. In addition, UTC Aerospace Systems' products supported the certification of the Airbus A350-1000, and the on-going certification efforts for the Gulfstream G500 and the Embraer E190-E2.
Significant product development activity continues, including major systems for the Embraer E175-E2 and KC390,  the Mitsubishi Regional Jet and the Bombardier Global 7000/8000. UTC Aerospace Systems is also the operations support prime contractor for NASA’s space suit/life support system and produces environmental monitoring and control, life support, power management and distribution, and thermal control systems for the International Space Station and the Orion crew exploration vehicle.
Sales generated by UTC Aerospace Systems’ international operations, including U.S. export sales, were 56 percent of total UTC Aerospace Systems segment sales in each of 2017 and 2016.  At December 31, 2017, UTC Aerospace Systems’ backlog was $13.9 billion, including $3.0 billion of U.S. Government-funded contracts and subcontracts. At December 31, 2016, these amounts were $12.7 billion and $2.4 billion, respectively. The 2016 amounts have been revised to present backlog balances on a basis consistent with the 2017 presentation. Of the total UTC Aerospace Systems backlog at December 31, 2017, approximately $7.8 billion is expected to be realized as sales in 2018. See Note 1 to the Consolidated Financial Statements in our 2017 Annual Report for a description of our accounting for long-term contracts, including a discussion of the impact of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, on our revenue recognition and backlog accounting policies.
UTC's Pending Acquisition of Rockwell Collins
On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, Inc. (Rockwell Collins), under which we agreed to acquire Rockwell Collins. Under the terms of the merger agreement, each Rockwell Collins shareowner will receive $93.33 per share in cash and a fraction of a share of UTC common stock equal to the quotient obtained by dividing $46.67 by the average of the volume-weighted average price per share of UTC common stock on the NYSE on each of the 20 consecutive trading days ending with the trading day immediately prior to the closing date (the “UTC Stock Price”), subject to adjustment based on a two-way collar mechanism as described below (the “Stock Consideration”). The cash and UTC stock payable in exchange for each such share of Rockwell Collins common stock are collectively the “Merger Consideration.” The fraction of a share of UTC common stock into which each such share of Rockwell Collins common stock will be converted is the “Exchange Ratio.” The Exchange Ratio will be determined based upon the UTC Stock Price. If the UTC Stock Price is greater than $107.01 but less than $124.37, the Exchange Ratio will be equal to the quotient of (i) $46.67 divided by (ii) the UTC Stock Price, which, in each case, will result in the Stock Consideration having a value equal to $46.67. If the UTC Stock Price is less than or equal to $107.01 or greater than or equal to $124.37, then a two-way collar mechanism will apply, pursuant to which, (x) if the UTC Stock Price is greater than or equal to $124.37, the Exchange Ratio will be fixed at 0.37525 and the value of the Stock Consideration will be greater than $46.67, and (y) if the UTC Stock Price is less than or equal to $107.01, the Exchange Ratio will be fixed at 0.43613 and the value of the Stock Consideration will be less than $46.67. On January 11, 2018, the merger was approved by Rockwell Collins' shareowners. We currently expect that the merger will be completed in the third quarter of 2018, subject to customary closing conditions, including the receipt of required regulatory approvals.
We anticipate that approximately $15 billion will be required to pay the aggregate cash portion of the Merger Consideration. We expect to fund the cash portion of the Merger Consideration through debt issuances and cash on hand. Additionally, we have entered into a $6.5 billion 364-day unsecured bridge loan credit agreement that would be funded only to the extent certain anticipated debt issuances are not completed prior to the completion of the merger. We expect to assume approximately $7 billion of Rockwell Collins' outstanding debt upon completion of the merger. To help manage the cash flow and liquidity impact resulting from the pending acquisition, we have, among other things, suspended share repurchases, excluding activity relating to our employee savings plans. As we continue to assess the impacts of the U.S. tax reform enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act of 2017 (TCJA), future opportunities for repatriation of our non-U.S. earnings, and accelerated de-leveraging, we may consider, in addition to investments in our operations, limited additional share repurchases to offset the effects of dilution related to our stock-based compensation programs - see Note 12 to the Consolidated Financial Statements in our 2017 Annual Report.
Rockwell Collins is a leader in aviation and high-integrity solutions for commercial and military customers and is globally recognized for its leading-edge avionics, flight controls, aircraft interior and data connectivity solutions. Upon completion of the transaction, Rockwell Collins and UTC Aerospace Systems will be integrated to create a new business unit named Collins Aerospace Systems. Kelly Ortberg, Rockwell Collins' current Chairman and Chief Executive Officer, is expected to assume the role of Chief Executive Officer of this new business unit, with David Gitlin, UTC Aerospace Systems' current President, serving as President and Chief Operating Officer of the unit.
Other Matters Relating to Our Business as a Whole
Competition and Other Factors Affecting Our Businesses
As worldwide businesses, our operations can be affected by a variety of economic, industry and other factors, including those described in this section, in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2017 Annual Report, in Item 1, "Cautionary Note Concerning Factors That May Affect Future Results," and in Item 1A, "Risk Factors" in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the U.S. and other countries, and each competes on the basis of price, delivery schedule, product performance and service.
Our aerospace businesses are subject to substantial competition from various domestic and foreign manufacturers, customers and companies that obtain regulatory agency approval to manufacture spare parts, with foreign companies sometimes receiving government research and development assistance, marketing subsidies and other assistance for certain of their commercial products beyond the assistance that may be available in the U.S. Customer selections of aircraft engines, components and systems can also have a significant impact on future sales of parts and services. In addition, the U.S. Government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Additionally, our aerospace businesses' competitors may offer substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements, in an effort to compete for the aftermarket associated with these products. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, primarily related to Pratt & Whitney, see Notes 5 and 17 to the Consolidated Financial Statements in our 2017 Annual Report. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation, Honeywell, Safran Helicopter Engines, and CFM International.
Research and Development
Because changes in technology can have a significant impact on our operations and competitive position, we spend substantial amounts of our own funds on research and development. These expenditures, which are charged to expense as incurred, were $2.4 billion or 4.0 percent of total sales in 2017 and $2.3 billion or 4.1 percent of total sales in 2016 and 2015. We also perform research and development work under contracts funded by the U.S. Government and other customers. Costs incurred under this contract research and development, which is performed in our aerospace businesses, amounted to $1.5 billion in 2017, as compared to $1.4 billion in 2016 and $1.5 billion in 2015. These contract research and development costs include amounts that are expensed as incurred, through cost of products sold, and amounts that are capitalized into inventory to be subsequently recovered through production shipments. Total contract research and development costs of $1.5 billion, $1.4 billion and $1.6 billion were expensed through cost of products sold in 2017, 2016 and 2015, respectively.
U.S. Government Contracts
Contracting with the U.S. Government entails certain unique risks. U.S. Government contracts are subject to termination by the government, either for convenience or for default in the event of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred and termination costs. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. Government sales are made under fixed-price type contracts, while approximately $1.8 billion or 3 percent of our total sales for 2017 were made under cost-reimbursement type contracts.
Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports, which recommend that certain contract prices should be reduced, or that certain payments should be delayed, refunded or withheld to comply with various government regulations, including reports alleging that cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations. Some of these audit reports involved substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate with the government and/or litigate. For further discussion of risks related to government contracting, Item 1A, "Risk Factors" and Item 3, "Legal Proceedings," in this Form 10-K and Note 18 to the Consolidated Financial Statements in our 2017 Annual Report.
Compliance with Environmental and Other Government Regulations
Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 18 to the Consolidated Financial Statements in our 2017 Annual Report.
Most of the U.S. laws governing environmental matters include criminal provisions. If we were convicted of a violation of the federal Clean Air Act or Clean Water Act, the facility or facilities involved in the violation could be deemed ineligible to be used in performing any U.S. Government contract we are awarded until the Environmental Protection Agency thereafter certifies that the condition giving rise to the violation has been corrected.
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
For further discussion of risks related to environmental matters and other government regulations, see Item 1A, "Risk Factors" and Item 3, "Legal Proceedings," in this Form 10-K and Note 18 to the Consolidated Financial Statements in our 2017 Annual Report.
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

Employees and Employee Relations
At December 31, 2017, our total number of employees was approximately 205,000, of which approximately 67 percent represents employees based outside the U.S. During 2017, we negotiated or concluded 12 domestic collective bargaining agreements, the largest of which covered certain workers at Otis across the U.S. In 2018, numerous collective bargaining agreements are subject to renegotiation, the largest of which covers certain workers at UTC Aerospace Systems in Rockford, Illinois. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations, we do not anticipate that the renegotiation of these contracts in 2018 will have a material adverse effect on our competitive position, cash flows, financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see Item 1A, "Risk Factors" in this Form 10-K and under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Consolidated Financial Statements in our 2017 Annual Report.
For a discussion of other matters which may affect our competitive position, cash flows, financial condition or results of operations, including the risks of our international operations, see the further discussion under the headings "General" and "Description of Business by Segment" in this section, Item 1A, "Risk Factors" in this Form 10-K, and under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Annual Report.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook", "confident" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of United Technologies or the combined company following United Technologies’ pending acquisition of Rockwell Collins, the anticipated benefits of the pending acquisition, including estimated synergies, the expected timing of completion of the transaction and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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

•
the scope, nature, impact or timing of acquisition and divestiture activity, including the pending acquisition of Rockwell Collins, including among other things integration of acquired businesses into UTC's existing businesses and realization of synergies and opportunities for growth and innovation;

•
future levels of indebtedness, including indebtedness expected to be incurred by UTC in connection with the proposed Rockwell Collins acquisition, and capital spending and research and development spending, including in connection with the proposed Rockwell Collins acquisition;

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

•
the effect of changes in political conditions in the U.S. and other countries in which we and Rockwell Collins operate, including the effect of changes in U.S. trade policies or the U.K.'s pending withdrawal from the EU, on general market conditions, global trade policies and currency exchange rates in the near term and beyond; and

•
the effect of changes in tax (including the U.S. tax reform enacted on December 22, 2017 and is commonly referred to as the Tax Cuts and Jobs Act of 2017 (TCJA), environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we and Rockwell Collins operate;

•
the ability of UTC and Rockwell Collins to receive the required regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the merger) and to satisfy the other conditions to the closing of the proposed merger on a timely basis or at all;

•
the occurrence of events that may give rise to a right of one or both of UTC or Rockwell Collins to terminate the merger agreement, including in circumstances that might require Rockwell Collins to pay a termination fee of $695 million to UTC or $50 million of expense reimbursement;

•	negative effects of the announcement or the completion of the merger on the market price of UTC’s and/or Rockwell Collins’ common stock and/or on their respective financial performance;

•	the risks related to Rockwell Collins and UTC being restricted in their operation of their businesses while the merger agreement is in effect;

•	risks relating to the value of the UTC’s shares to be issued in connection with the proposed Rockwell merger, significant merger costs and/or unknown liabilities;

•	risks associated with third-party contracts containing consent and/or other provisions that may be triggered by the Rockwell merger agreement;

•	risks associated with merger-related litigation or appraisal proceedings; and

•	the ability of UTC and Rockwell Collins, or the combined company, to retain and hire key personnel.
In addition, this Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Consolidated Financial Statements" under the heading "Note 18: Contingent Liabilities," the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the section titled "Risk Factors." This Form 10-K also includes important information as to these factors in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole," and in the "Legal Proceedings" section. Additional important information as to these factors is included in our 2017 Annual Report in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters." The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

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

Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries.
The results of our commercial and industrial businesses, which generated approximately 50 percent of our consolidated sales in 2017, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, global credit market conditions, and other global and political factors. For example, a slowdown in building and remodeling activity can adversely affect the financial performance of Otis and UTC Climate, Controls & Security. In addition, the financial performance of UTC Climate, Controls & Security can also be influenced by production and utilization of transport equipment and, particularly in its residential business, weather conditions.
The results of our commercial and military aerospace businesses, which generated approximately 50 percent of our consolidated sales in 2017, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, bankruptcies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, cost reduction efforts and backlog levels. Any of these conditions could reduce the sales and margins of our aerospace businesses. Other factors, including future terrorist actions, pandemic health issues or major natural disasters, could also dramatically reduce the demand for air travel, which could negatively impact the sales and margins of our aerospace businesses. Additionally, because a substantial portion of the backlog for commercial aerospace customers is scheduled for delivery beyond 2018, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development and early production stages of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The defense industry is also affected by a changing U.S. and global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Should overall U.S. Government defense spending decline, it could result in significant reductions to revenue, cash flow, profit and backlog for our military businesses. One or more of the programs that we currently support or are currently pursuing could be phased-out, limited or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could have a material adverse effect on our competitive position, cash flows, results of operations or financial condition.
Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Foreign Currency Fluctuations, Economic Conditions and Changes in Local Government Regulation.
We conduct our business on a global basis, with approximately 61 percent of our 2017 total segment sales derived from international operations, including U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (especially the commercial businesses and P&WC), where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins also may be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. Dollar against other major foreign currencies could adversely affect our results of operations.
The majority of sales in the aerospace businesses are transacted in U.S. Dollars, consistent with established industry practice, while the majority of costs at locations outside the U.S. are incurred in the applicable local currency (principally the Euro, the Canadian Dollar, and the Polish Zloty). For operating units with U.S. Dollar sales and local currency costs, there is foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales. See Notes 1 and 14 to the Consolidated Financial Statements in our 2017 Annual Report for further discussion of our hedging strategies.

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, capital controls, employment regulations, and repatriation of earnings. Government policies on international trade and investments such as import quotas, capital controls, punitive taxes or tariffs, whether adopted by individual governments or addressed by regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or prevent us from being able to manufacture or sell products in certain countries. The implementation of more restrictive trade policies or the renegotiation of existing trade agreements in the U.S. or countries where we sell large quantities of products and services or procure supplies and other materials incorporated into our products could negatively impact our business, results of operations and financial condition. For example, a government's adoption of "buy national" policies or retaliation by another government against such policies, such as tariffs, could have a negative impact on our results of operations. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. For example, as a condition of sale or award of a contract, some international customers require us to agree to offset arrangements, which may include in-country purchases, manufacturing and financial support arrangements. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements.
In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Indonesia, Mexico, Poland, Russia, South Africa, Ukraine and countries in the Middle East, that carry high levels of currency, political, compliance and economic risk. We expect that sales to emerging markets will continue to account for a significant portion of our sales as our businesses evolve and as these and other developing nations and regions around the world increase their demand for our products. Emerging market operations can present many risks, including cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
We Use a Variety of Raw Materials, Supplier-Provided Parts, Components, Sub-Systems and Contract Manufacturing Services in Our Businesses, and Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products.
Our reliance on suppliers (including third-party contract manufacturing and logistics) and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials. In many instances, we depend upon a single source of supply, manufacturing, logistics support or assembly or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. A disruption in deliveries from our suppliers, supplier capacity constraints, supplier production disruptions, supplier quality issues, closing or bankruptcy of our suppliers, price increases, or decreased availability of raw materials or commodities, could have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses From, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures.
We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint venture arrangements intended to complement and expand our businesses, including the pending acquisition of Rockwell Collins, and expect to continue to do so in the future. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target’s violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) or other anti-bribery and corruption laws in non-U.S. jurisdictions. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquired businesses with our operations, applying our internal controls processes to these acquired businesses, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. Our divestitures may result in continued financial exposure to the divested businesses, such as through guarantees or other financial arrangements or continued supply and services arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations being imposed on us that could have a material adverse effect on our competitive position, cash flows, results of operations, or financial condition. The success of future acquisitions, including the Rockwell Collins transaction, and divestitures will depend on the satisfaction of conditions precedent to, and consummation of, the pending transactions, the timing of consummation of these pending transactions, and the ability of the parties to secure any required regulatory approvals in a timely manner, among other things. We also enter into joint ventures in which we maintain significant influence, but do not control the businesses. Accordingly, our ability to apply our internal controls and compliance policies to these businesses is limited and can result in additional financial and reputational risks.
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
The completion of the acquisition of Rockwell Collins is subject to a number of conditions, including the receipt of required regulatory approvals. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. Any delay in completing the acquisition could cause UTC not to realize some or all of the benefits, or realize them on a different timeline than expected, that UTC expects to achieve if the acquisition is successfully completed within the expected time frame. In addition, the terms and conditions of the required regulatory authorizations and consents for the acquisition that are granted, if any, may impose requirements, limitations or costs, or place restrictions on the conduct of the combined company’s business or may materially delay the completion of the acquisition.
The ultimate success of the acquisition will depend, in part, on UTC’s ability to successfully combine and integrate the businesses of UTC and Rockwell Collins, and realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies, from the acquisition. If UTC is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of UTC’s common stock may decline.
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
We have outstanding debt and other financial obligations and significant unused borrowing capacity. In connection with the Rockwell Collins merger, we anticipate that approximately $15 billion will be required to pay the aggregate cash portion of the Merger Consideration. We expect to fund the cash portion of the Merger Consideration through debt issuances and cash on hand. We expect to assume approximately $7 billion of Rockwell Collins' outstanding debt upon completion of the merger. The increased indebtedness of UTC in connection with the merger may have the effect of, among other things:

•	a downgrade of our credit ratings resulting in increased borrowing costs;

•
requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce funds we have available for other purposes, such as acquisitions, reinvestment in our businesses, dividends and repurchases of our common stock;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions; and

•	exposing us to interest rate risk at the time of refinancing outstanding debt or on the portion of our debt obligations that are issued at variable rates.
We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. If we require additional funding in order to fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt, including disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings. In particular, following the announcement of the proposed Rockwell Collins acquisition, the credit rating agencies announced that they were reviewing our credit ratings for possible downgrades.
Quarterly Cash Dividends and Share Repurchases May Be Discontinued or Modified, Are Subject to a Number of Uncertainties and May Affect the Price of Our Common Stock.
Quarterly cash dividends and share repurchases under our share repurchase program constitute components of our capital allocation strategy, which we fund with free operating cash flow, borrowings and divestitures. However, we are not required to declare dividends or make any share repurchases under our share repurchase program. Dividends and share repurchases may be discontinued, accelerated, suspended or delayed at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. To help manage the cash flow and liquidity impact resulting from the pending Rockwell Collins acquisition, we have, among other things, suspended share repurchases, excluding activity relating to our employee savings plans. As we continue to assess the impacts of the TCJA, future opportunities for repatriation of our non-U.S. earnings, and accelerated de-leveraging, we may consider, in addition to investments in our operations, limited additional share repurchases to offset the effects of dilution related to our stock-based compensation programs - see Note 12 to the Consolidated Financial Statements in our 2017 Annual Report.
The reduction or elimination of our cash dividend or share repurchase program could adversely affect the market price of our common stock.  Additionally, there can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program's effectiveness.
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
We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Of particular note, Pratt & Whitney is currently producing and delivering the PurePower PW1000G Geared TurboFan engine to power various aircraft, including the A320neo family of aircraft, which entered into service in January 2016. The level of orders received for the PurePower family of engines coupled with a requirement to achieve mature production levels in a very short time frame are necessitating significant additional manufacturing and supply chain capacity. If any of our production ramp-up efforts are delayed, if suppliers cannot timely deliver or perform to our standards, and/or if we identify or experience issues with in-service engines, we may not meet customers’ production schedules, which could result in material additional costs, including penalties that could be assessed under existing contractual provisions. Our ability to realize the anticipated benefits of our technological advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier and internally produced parts and materials; performance of suppliers and subcontractors; availability of supplier and internal facility capacity to perform maintenance, repair and overhaul services on our products; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of our products and products that incorporate technologies we develop. For example, certain of our aerospace products are incorporated into larger systems and end products manufactured by our customers. These systems and end products may incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and market acceptance of these larger systems and end products could affect the level of customer interest and acceptance of our own products in the marketplace.
Any development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, in the future we may experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, aircraft systems and components and other products currently in development or pending required certifications. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. In addition, we may face customer directed cost reduction targets that could have a material adverse effect on the profitability of our contracts. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility also exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. In addition, the possibility exists that competitors will develop aftermarket services and aftermarket parts for our products which attract customers and adversely impact our return on investment on new products. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Our Business May Be Affected by Government Contracting Risks.
Most of our government contracts are fixed-price contracts. While fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or losses if we are unable to achieve estimated costs. U.S. Government contracts are subject to termination by the government, either for the convenience or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are now, and believe that in light of the current U.S. Government contracting environment we will continue to be, the subject of U.S. Government investigations relating to certain of our U.S. Government contracts. Such U.S. Government investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. Government contracting or of export privileges. For instance, if we or one of our business units were charged with wrongdoing as a result of any U.S. Government investigation (including violation of certain environmental or export laws, as further described below), the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. Government could fine and debar us from new U.S. Government contracting for a period generally not to exceed three years. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. Government could void any contracts found to be tainted by fraud. Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports, which recommend that certain contract prices should be reduced to comply with various government regulations, including because cost or pricing data we submitted in negotiation of the contract prices or cost accounting practices may not have conformed to government regulations, or that certain payments be delayed or withheld. Some of these audit reports involved substantial amounts. We also could suffer reputational harm if allegations of impropriety were made against us even if such allegations are later determined to be false.

Exports of Certain of Our Products Are Subject to Various Export Control and Sanctions Regulations and May Require Authorization From the U.S. Department of State, the U.S. Department of Commerce, the U.S. Department of the Treasury or Regulatory Agencies of Other Countries.
We must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State and embargoes and sanctions regulations administered by the U.S. Department of the Treasury. Certain of our products, services and technologies have military or strategic applications and are on the U.S. Munitions List of the ITAR and the Commerce Control List of the EAR, or are otherwise subject to the EAR. In addition, U.S. foreign policy may restrict or prohibit our ability to engage in business dealings with certain individuals, entities or countries. As a result, our ability to export our products or services to certain countries or for particular end-uses or end-users may require authorization. Any failure by us or our customers or suppliers to comply with these laws and regulations could result in civil or criminal penalties, fines, seizure of our products, adverse publicity, restrictions on our ability to export our products, or the suspension or debarment from doing business with the U.S. Government. Moreover, any changes in export control or sanctions regulations may further restrict the export of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. The length of time required by the licensing processes can vary, potentially delaying the shipment of products or performance of services and the recognition of the corresponding revenue. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
We Are Subject to Litigation, Environmental, Product Safety and Other Legal and Compliance Risks.
We are subject to a variety of litigation and legal compliance risks. These risks relate to, among other things, product safety, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages). As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs.
At times we are involved in disputes with private parties over environmental issues, including litigation over the allocation of cleanup costs, alleged personal injuries and alleged property damage. Personal injury lawsuits may involve individual and purported class actions alleging that contaminants originating from our or our subsidiaries’ current or former operating facilities caused or contributed to medical conditions, including cancers incurred by employees, former employees or residents in the area and environmental damage or diminution of real estate values. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition, in particular with respect to environmental claims in regions where we have, or previously had, significant operations.
Product recalls and product liability claims (including claims related to the safety or reliability of our products) also can result in significant costs, including fines, as well as negative publicity, management distraction and damage to our reputation that could reduce demand for our products and services.
In addition, the FCPA and other anti-bribery and corruption laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. U.S. companies also may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to the FCPA and other anti-bribery and corruption laws. Our policies mandate compliance with these anti-bribery and corruption laws. Despite meaningful measures that we undertake to seek to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent our employees or agents from violating the FCPA or similar laws. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
For a description of current material legal proceedings and regulatory matters, see "Legal Proceedings" in in this Form 10-K and Note 18 to the Consolidated Financial Statements in our 2017 Annual Report.
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
See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings "Business Overview", "Results of Operations - Income Taxes," and "Liquidity and Financial Condition" and Notes 1 and 11 to the Consolidated Financial Statements in our 2017 Annual Report for further discussion on income taxes and related contingencies, including our provisional accounting and assessment of the effect of the TCJA.
Our Defined Benefit Pension Plans are Subject to Financial Market Risk that Could Adversely Affect Our Results.
The performance of the financial markets and interest rates can impact our defined benefit pension plan expenses and funding obligations.  Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results. See Note 12 to the Consolidated Financial Statements in our 2017 Annual Report for further discussion on pension plans and related obligations and contingencies.
We May Be Unable to Realize Expected Benefits From Our Cost Reduction and Restructuring Efforts and Our Profitability May Be Hurt or Our Business Otherwise Might Be Adversely Affected.
In order to operate more efficiently and control costs, we announce from time to time restructuring plans, which include workforce reductions as well as global facility consolidations and other cost reduction initiatives. These plans are intended to generate operating expense savings through reductions in direct and indirect expenses as well as other savings. We may undertake further workforce reductions or restructuring actions in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any future restructuring activities, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include unfavorable political responses to such actions, unforeseen delays in the implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees or work stoppages, any of which may impair our ability to achieve anticipated cost reductions, or otherwise harm our business, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Our Business and Financial Performance May Be Adversely Affected By Attacks on Information Technology Infrastructure and Other Cyber-based and Business Disruptions.
Our business may be impacted by disruptions to our own or third-party information technology (“IT”) infrastructure, which could result from (among other causes) cyber-attacks on or failures of such infrastructure or compromises to its physical security, as well as from damaging weather or other acts of nature. Cyber-based risks, in particular, are evolving and include, but are not limited to, both attacks on our IT infrastructure and attacks on the IT infrastructure of third parties (both on premises and in the cloud) attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers and other third parties. Cyber-based risks could also include attacks targeting the security, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities or infrastructure. Such attacks could disrupt our systems or those of third parties, impact business operations, result in unauthorized release of confidential or otherwise protected information, and corrupt our data or that of third parties. We have experienced cyber-based attacks, and due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber-attacks. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.
We Depend On Our Intellectual Property, and Have Access to Certain Intellectual Property and Information of Our Customers and Suppliers; Infringement or Failure to Protect Our Intellectual Property Could Adversely Affect Our Future Growth and Success.
We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, information technology security systems, internal controls and compliance systems and other measures to protect our proprietary intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property rights may be limited in certain countries outside the U.S. In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent our sale and marketing of certain of our products or services. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession of, and ownership or necessary licenses concerning, data important to the development or provision of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. We may also be subject to disruptions, losses and liability resulting from various cybersecurity attacks or information technology failures, as described above. Any of these events or factors could have a material adverse effect on our competitive position, subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We operate in approximately 80 countries, with over 500 significant properties comprising approximately 80 million square feet of productive space. Approximately 49% of our significant properties are associated with our aerospace businesses and 51% are associated with our commercial businesses. Approximately 43% of our significant properties are leased and 57% are owned. Approximately 45% of our significant properties are located in the United States.
Our fixed assets as of December 31, 2017 include manufacturing facilities and non-manufacturing facilities such as warehouses, and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2017 are in good operating condition, are well-maintained and substantially all are generally in regular use.
Item 3. Legal Proceedings
Federal Securities Laws Litigation
On January 2, 2018, a purported shareowner filed a second amended complaint in the United States District Court for the Southern District of New York under the federal securities laws against the Company and certain of its current and former executives (Frankfurt-Trust Investment Luxemburg AG v. United Technologies Corporation et al.), which further amends a previously disclosed complaint that was filed on May 10, 2017. In the second amended complaint, the plaintiff purports to represent a class of shareowners who purchased the Company’s stock between December 11, 2014 and July 20, 2015. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, related to alleged false and misleading statements and omissions of material fact made in connection with the Company’s 2015 earnings expectations. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could result from this action.

Telephone Consumer Protection Act
As previously disclosed, UTC Fire & Security Americas Corporation, Inc. (UTCFS) was named as a defendant in numerous putative class actions that were filed on behalf of purported classes of persons who alleged that third-party entities placed "robocalls" and/or placed calls to numbers listed on the "Do Not Call Registry" on behalf of UTCFS in contravention of the Telephone Consumer Protection Act (TCPA).  In each putative class action suit, plaintiffs sought injunctive relief and monetary damages.  Each violation under the TCPA provides for $500 in statutory damages or up to $1,500 for any willful violation.  In August 2016, UTCFS moved for summary judgment in the Northern District of West Virginia, the court in which all of the pending TCPA cases has been consolidated, arguing that the third parties who placed the calls in alleged violation of the TCPA were not acting as UTCFS’ agents and, therefore, UTCFS could not be vicariously liable for those calls under the TCPA.  On December 22, 2016, the district court granted UTCFS’ summary judgment motion and dismissed the claims against UTCFS. The plaintiffs appealed the decision on February 14, 2017. Oral arguments on the appeal were presented before the United States Court of Appeals for the Fourth Circuit on January 24, 2018.
DOJ/SEC Investigations
As previously disclosed, in December 2013 and January 2014, UTC made voluntary disclosures to the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC) Division of Enforcement and the United Kingdom’s Serious Fraud Office to report the status of its internal investigation regarding a non-employee sales representative retained by United Technologies International Operations, Inc. (UTIO) and IAE for the sale of Pratt & Whitney and IAE engines and aftermarket services, respectively, in China. On April 7, 2014, the SEC notified UTC that it was conducting a formal investigation and issued a subpoena to UTC. The SEC issued a second subpoena on March 9, 2015 seeking documents related to internal allegations of violations of anti-bribery laws from UTC’s aerospace and commercial businesses, including but not limited to Otis businesses in China. UTC continues to cooperate fully with the investigations and provide documents and information related to UTC’s aerospace and commercial businesses worldwide.  Because the investigations are ongoing, we cannot predict the outcome or the consequences thereof at this time.
Mos Otis FAS Investigation
As previously disclosed, following inspections carried out by the Russian Federal Anti-monopoly Service (FAS) at the offices of Mos Otis and the production of documents by Mos Otis, in October 2014 FAS notified Mos Otis that it had found indications of violations of Russian competition law in the market for maintenance of unified dispatch systems, which remotely monitor elevators and dispatch service technicians in Moscow. Mos Otis is an indirectly owned and controlled joint venture between Otis and the City of Moscow. FAS has not pursued an administrative action against Mos Otis, and the statute of limitations has run with regard to any such potential action related to this matter.
In addition, we are subject to a number of other lawsuits, investigations and claims (some of which involve substantial amounts). For a discussion of contingencies related to certain other legal proceedings, see Note 18 to the Consolidated Financial Statements in our 2017 Annual Report. Except as indicated herein or in Note 18 to the Consolidated Financial Statements in our 2017 Annual Report, we do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
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
The Performance Graph and Comparative Stock Data appearing in our 2017 Annual Report, filed as Exhibit 13 to this Form 10-K, containing the following data relating to our common stock: total shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends, are incorporated herein by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended December 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2017	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 - October 31	62	$119.23	62	$2,309
November 1 - November 30	60	118.71	60	$2,302
December 1 - December 31	60	126.10	60	$2,294
Total	182	$121.34	182
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock. At December 31, 2017, the maximum dollar value of shares that may yet be purchased under this program was approximately $2,294 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock. No shares were reacquired in transactions outside the program during the quarter ended December 31, 2017.
On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, under which we agreed to acquire Rockwell Collins. To help manage the cash flow and liquidity impact resulting from the pending acquisition, we have, among other things, suspended share repurchases, excluding activity relating to our employee savings plans. The activity reflected in the table above represents repurchased shares related to our employee savings plans. As we continue to assess the impacts of the TCJA, future opportunities for repatriation of our non-U.S. earnings, and accelerated de-leveraging, we may consider, in addition to investments in our operations, limited additional share repurchases to offset the effects of dilution related to our stock-based compensation programs - see Note 12 to the Consolidated Financial Statements in our 2017 Annual Report.

Item 6.	Selected Financial Data
The Five-Year Summary appearing in our 2017 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference. See "Notes to Consolidated Financial Statements" in our 2017 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five-Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
For information concerning market risk sensitive instruments, see discussion under the heading "Market Risk and Risk Management" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Annual Report, filed as Exhibit 13 to this Form 10-K, and under the headings "Foreign Exchange" and "Derivatives and

Hedging Activity" in Note 1 and "Financial Instruments" in Note 14 to the Consolidated Financial Statements in our 2017 Annual Report, filed as Exhibit 13 to this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The 2017 and 2016 Consolidated Balance Sheet, and other consolidated financial statements for the years ended 2017, 2016 and 2015, together with the report thereon of PricewaterhouseCoopers LLP dated February 8, 2018 in our 2017 Annual Report, filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference. The 2017 and 2016 unaudited Selected Quarterly Financial Data appearing in our 2017 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in our 2017 Annual Report.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2018 Annual Meeting of Shareowners titled "Election of Directors" (under the subheading "Nominees") and "Corporate Governance" (including under the subheadings "Board Committees," "Audit Committee" and "Governance and Public Policy Committee").

Executive Officers of the Registrant
The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2013	Age as of 2/8/2018

Elizabeth B. Amato	Executive Vice President & Chief Human Resources Officer, United Technologies Corporation (since August 2012)*	Senior Vice President, Human Resources and Organization, United Technologies Corporation	61

Robert J. Bailey	Corporate Vice President, Controller, United Technologies Corporation (since September 2016)	Vice President & Chief Financial Officer, Pratt & Whitney	53

Michael R. Dumais	Executive Vice President, Operations & Strategy, United Technologies Corporation (since January 2017)	Senior Vice President, Strategic Planning, United Technologies Corporation; President, Power, Controls & Sensing Systems, UTC Aerospace Systems	51

Charles D. Gill	Executive Vice President & General Counsel, United Technologies Corporation (since 2007)*	Senior Vice President and General Counsel, United Technologies Corporation	53

David L. Gitlin	President, UTC Aerospace Systems (since January 2015)	President, Aircraft Systems, UTC Aerospace Systems; Senior Vice President, Aircraft Systems, UTC Aerospace Systems	48

Gregory J. Hayes	Chairman (since September 2016), President and Chief Executive Officer, United Technologies Corporation (since November 2014)	Senior Vice President and Chief Financial Officer, United Technologies Corporation	57

Akhil Johri	Executive Vice President & Chief Financial Officer, United Technologies Corporation (since January 2015)*	Senior Vice President and Chief Financial Officer, United Technologies Corporation; Chief Financial Officer, Pall Corporation; Vice President of Finance and Chief Financial Officer of UTC Propulsion & Aerospace Systems	56

Robert F. Leduc	President, Pratt & Whitney (since January 2016)	President, Sikorsky Aircraft; President, Boeing Programs and Space, Hamilton Sundstrand/UTC Aerospace Systems	61

Judith F. Marks	President, Otis Elevator (since October 2017)	Chief Executive Officer, Dresser-Rand (a Siemens company); Chief Executive Officer, Siemens USA; Executive Vice President, Dresser-Rand; President and Chief Executive Officer, Siemens Government Technologies Inc.	54

Robert J. McDonough	President, UTC Climate, Controls & Security (since September 2015)	Chief Operating Officer, Americas, UTC Building & Industrial Systems; Chief Operating Officer, Americas, UTC Climate, Controls & Security; President, UTC Climate, Controls & Security, Americas	58

David R. Whitehouse	Corporate Vice President, Treasurer, United Technologies Corporation (since April 2015)*	Vice President, Treasurer, United Technologies Corporation; Director, Capital Markets, United Technologies Corporation	51
*Certain executive officers' titles changed in November 2015 without any change in his or her responsibilities.
All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.
Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2018 Annual Meeting of Shareowners titled "Other Important Information" under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.utc.com/How-We-Work/Ethics-And-Compliance/Pages/Default.aspx. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee, Finance Committee, and Governance and Public Policy Committee are available on our website at http://www.utc.com/Who-We-Are/Corporate-Governance/Pages/default.aspx. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, 10 Farm Springs Road, Investor Relations, Farmington, CT 06032.

Item 11.	Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2018 Annual Meeting of Shareowners titled "Executive Compensation," "Compensation of Directors" and "Report of the Compensation."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and the Equity Compensation Plan Information required by Item 12 is incorporated herein by reference to the sections of our Proxy Statement for the 2018 Annual Meeting of Shareowners titled "Share Ownership Information," "Executive Compensation" and "Approval of the UTC 2018 Long Term Incentive Plan."

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2018 Annual Meeting of Shareowners titled "Corporate Governance" (under the subheading "Director Independence") and "Other Important Information" (under the subheading "Transactions with Related Persons").

Item 14.	Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2018 Annual Meeting of Shareowners titled "Appointment of Independent Auditor for 2018," including the information provided in that section with regard to "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees."

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated herein by reference to the 2017 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2017:

Page Number in Form 10-K

SCHEDULE I—Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

SCHEDULE II—Valuation and Qualifying Accounts	S-II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:
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

3(ii)
Bylaws as amended and restated effective October 11, 2017, incorporated by reference to Exhibit 3.2 to UTC's Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on October 13, 2017.

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

10.3
United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1992, as amended by Amendment thereto, effective December 10, 2003, incorporated by reference to Exhibit 10.4 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2003, and Amendment thereto, effective June 11, 2008, incorporated by reference to Exhibit 10.4 of UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2008, and Amendment thereto, effective February 10, 2011, incorporated by reference to Exhibit 10.4 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2010.

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

10.9	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as Amended and Restated, effective as of April 24, 2017.

10.10	Retainer Payment Election Form for United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.9).

10.11	Form of Deferred Restricted Stock Unit Award relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.9).

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

10.15	Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.12).

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

10.18
Form of Award Agreement for restricted stock unit, performance share unit and stock appreciation rights awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.12).

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

11	Statement Re: Computation of Per Share Earnings.*

12	Statement Re: Computation of Ratios.*

13	Excerpts from UTC’s 2017 Annual Report to Shareowners for the year ended December 31, 2017.*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/How-We-Work/Ethics-And-Compliance/Pages/Default.aspx.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of Lloyd J. Austin III, Diane M. Bryant, John V. Faraci, Jean-Pierre Garnier, Edward A. Kangas, Ellen J. Kullman, Marshall O. Larsen, Harold W. McGraw III, Margaret L. O'Sullivan, Fredric G. Reynolds, Brian C. Rogers, and Christine Todd Whitman.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20171231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20171231.xsd)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20171231_cal.xml)

101.DEF	XBRL Taxonomy Definition Linkbase Document.* File name: : utx-20171231_def.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20171231_lab.xml)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20171231_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.23 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the three years ended December 31, 2017, (ii) Consolidated Statement of Comprehensive Income for the three years ended December 31, 2017, (iii) Consolidated Balance Sheet as of December 31, 2017 and 2016, (iv) Consolidated Statement of Cash Flows for the three years ended December 31, 2017, (v) Consolidated Statement of Changes in Equity for the three years ended December 31, 2017, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

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

Date: February 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. HAYES	Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 8, 2018
(Gregory J. Hayes)

/s/ AKHIL JOHRI	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 8, 2018
(Akhil Johri)

/s/ ROBERT J. BAILEY	Corporate Vice President, Controller (Principal Accounting Officer)	February 8, 2018
(Robert J. Bailey)

/s/ LLOYD J. AUSTIN III *	Director
(Lloyd J. Austin III)

/s/ DIANE M. BRYANT *	Director
(Diane M. Bryant)

/s/ JOHN V. FARACI *	Director
(John V. Faraci)

/s/ JEAN-PIERRE GARNIER *	Director
(Jean-Pierre Garnier)

/s/ EDWARD A. KANGAS *	Director
(Edward A. Kangas)

/s/ ELLEN J. KULLMAN *	Director
(Ellen J. Kullman)

/s/ MARSHALL O. LARSEN *	Director
(Marshall O. Larsen)

/s/ HAROLD W. MCGRAW III *	Director
(Harold W. McGraw III)

/s/ MARGARET L. O'SULLIVAN *	Director
(Margaret L. O'Sullivan)

/s/ FREDRIC G. REYNOLDS *	Director
(Fredric G. Reynolds)

/s/ BRIAN C. ROGERS *	Director
(Brian C. Rogers)

/s/ CHRISTINE TODD WHITMAN *	Director
(Christine Todd Whitman)

*By:	/s/ CHARLES D. GILL
Charles D. Gill Executive Vice President & General Counsel, as Attorney-in-Fact
Date: February 8, 2018

SCHEDULE I
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Shareowners and Board of Directors
of United Technologies Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 8, 2018 appearing in the 2017 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 8, 2018

S-I

SCHEDULE II
UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three years ended December 31, 2017
(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance, December 31, 2014	$494
Provision charged to income	137
Doubtful accounts written off (net)	(59)
Other adjustments	(19)
Balance, December 31, 2015	553
Provision charged to income	64
Doubtful accounts written off (net)	(105)
Other adjustments	(45)
Balance, December 31, 2016	467
Provision charged to income	88
Doubtful accounts written off (net)	(82)
Other adjustments	(17)
Balance, December 31, 2017	$456
Future Income Tax Benefits—Valuation allowance:
Balance, December 31, 2014	$612
Additions charged to income tax expense	42
Additions charged to goodwill, due to acquisitions	7
Reductions credited to income tax expense	(41)
Other adjustments	(29)
Balance, December 31, 2015	591
Additions charged to income tax expense	32
Reductions credited to income tax expense	(61)
Other adjustments	(17)
Balance, December 31, 2016	545
Additions charged to income tax expense	45
Reductions credited to income tax expense	(29)
Other adjustments	21
Balance, December 31, 2017	$582

S-II