Form 10-Q
period 2018-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2018-04-27
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
At March 31, 2018 there were 800,059,478 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2018

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2018	2017
Net Sales:
Product sales	$10,258	$9,637
Service sales	4,984	4,178
	15,242	13,815
Costs and Expenses:
Cost of products sold	8,016	7,311
Cost of services sold	3,264	2,825
Research and development	554	586
Selling, general and administrative	1,711	1,537
	13,545	12,259
Other income, net	231	588
Operating profit	1,928	2,144
Non-service pension (benefit)	(191)	(123)
Interest expense, net	229	213
Income from operations before income taxes	1,890	2,054
Income tax expense	522	586
Net income from operations	1,368	1,468
Less: Noncontrolling interest in subsidiaries' earnings from operations	71	82
Net income attributable to common shareowners	$1,297	$1,386
Earnings Per Share of Common Stock - Basic:
Income from operations attributable to common shareowners	$1.64	$1.75
Net income attributable to common shareowners	$1.64	$1.75
Earnings Per Share of Common Stock - Diluted:
Income from operations attributable to common shareowners	$1.62	$1.73
Net income attributable to common shareowners	$1.62	$1.73
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Net income from operations	$1,368	$1,468
Other comprehensive income (loss), net of tax (expense) benefit:
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	409	146
Tax benefit	130	—
	539	146
Pension and postretirement benefit plans
Pension and postretirement benefit plans adjustments during the period	8	1
Amortization of actuarial loss and prior service credit	88	131
	96	132
Tax expense	(23)	(49)
	73	83
Unrealized loss on available-for-sale securities
Unrealized holding loss arising during period	—	(32)
Reclassification adjustments for loss included in Other income, net	—	(383)
ASU 2016-01 adoption impact	(5)	—
	(5)	(415)
Tax benefit	—	158
	(5)	(257)
Change in unrealized cash flow hedging
Unrealized cash flow hedging gain arising during period	45	64
(Gain) loss reclassified into Product sales	(27)	5
	18	69
Tax expense	(4)	(15)
	14	54
Other comprehensive income, net of tax	621	26
Comprehensive income	1,989	1,494
Less: Comprehensive income attributable to noncontrolling interest	(104)	(107)
Comprehensive income attributable to common shareowners	$1,885	$1,387
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$7,667	$8,985
Accounts receivable, net	11,699	12,595
Contract assets, current	2,989	—
Inventories and contracts in progress, net	8,938	9,881
Other assets, current	1,448	1,397
Total Current Assets	32,741	32,858
Customer financing assets	2,522	2,372
Future income tax benefits	1,763	1,723
Fixed assets	21,820	21,364
Less: Accumulated depreciation	(11,537)	(11,178)
Fixed assets, net	10,283	10,186
Goodwill	28,339	27,910
Intangible assets, net	15,995	15,883
Other assets	7,136	5,988
Total Assets	$98,779	$96,920
Liabilities and Equity
Short-term borrowings	$1,066	$392
Accounts payable	8,875	9,579
Accrued liabilities	7,951	12,316
Contract liabilities, current	5,727	—
Long-term debt currently due	1,128	2,104
Total Current Liabilities	24,747	24,391
Long-term debt	25,153	24,989
Future pension and postretirement benefit obligations	2,847	3,036
Other long-term liabilities	13,405	12,952
Total Liabilities	66,152	65,368
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	135	131
Shareowners' Equity:
Common Stock	17,641	17,574
Treasury Stock	(35,619)	(35,596)
Retained earnings	55,533	55,242
Unearned ESOP shares	(84)	(85)
Accumulated other comprehensive loss	(6,937)	(7,525)
Total Shareowners' Equity	30,534	29,610
Noncontrolling interest	1,958	1,811
Total Equity	32,492	31,421
Total Liabilities and Equity	$98,779	$96,920
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Operating Activities:
Net income from operations	$1,368	$1,468
Adjustments to reconcile net income from operations to net cash flows provided by operating activities:
Depreciation and amortization	581	512
Deferred income tax provision	42	109
Stock compensation cost	55	47
Change in:
Accounts receivable	(1,140)	(268)
Contract assets, current	(417)	—
Inventories and contracts in progress	(631)	(654)
Other current assets	(12)	(21)
Accounts payable and accrued liabilities	576	468
Contract liabilities, current	652	—
Global pension contributions	(37)	(46)
Canadian government settlement	(221)	(246)
Other operating activities, net	(363)	(376)
Net cash flows provided by operating activities	453	993
Investing Activities:
Capital expenditures	(337)	(325)
Investments in businesses	(125)	(95)
Dispositions of businesses	35	(5)
Proceeds from sale of investments in Watsco, Inc.	—	596
Increase in customer financing assets, net	(241)	(147)
Increase in collaboration intangible assets	(78)	(101)
Payments from settlements of derivative contracts	(221)	(113)
Other investing activities, net	(9)	51
Net cash flows used in investing activities	(976)	(139)
Financing Activities:
Issuance of long-term debt	18	12
Repayment of long-term debt	(993)	(39)
Increase in short-term borrowings, net	666	567
Proceeds from Common Stock issued under employee stock plans	5	11
Dividends paid on Common Stock	(535)	(505)
Repurchase of Common Stock	(25)	(933)
Other financing activities, net	(46)	(42)
Net cash flows used in financing activities	(910)	(929)
Effect of foreign exchange rate changes on cash and cash equivalents	119	69
Net (decrease) in cash, cash equivalents and restricted cash	(1,314)	(6)
Cash, cash equivalents and restricted cash, beginning of year	9,018	7,189
Cash, cash equivalents and restricted cash, end of period	7,704	7,183
Less: Restricted cash, included in Other assets	37	27
Cash and cash equivalents, end of period	$7,667	$7,156
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at March 31, 2018 and for the quarters ended March 31, 2018 and 2017 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2017 Annual Report) incorporated by reference in our Annual Report on Form 10-K for calendar year 2017 (2017 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the three months ended March 31, 2018, our investment in business acquisitions was $125 million, and primarily consisted of an acquisition at Pratt & Whitney.
On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, Inc. (Rockwell Collins), under which we agreed to acquire Rockwell Collins. Under the terms of the merger agreement, each Rockwell Collins shareowner will receive $93.33 per share in cash and a fraction of a share of UTC common stock equal to the quotient obtained by dividing $46.67 by the average of the volume-weighted average prices per share of UTC common stock on the NYSE on each of the 20 consecutive trading days ending with the trading day immediately prior to the closing date, (the “UTC Stock Price”), subject to adjustment based on a two-way collar mechanism as described below (the “Stock Consideration”). The cash and UTC stock payable in exchange for each such share of Rockwell Collins common stock are collectively the “Merger Consideration.” The fraction of a share of UTC common stock into which each such share of Rockwell Collins common stock will be converted is the “Exchange Ratio.” The Exchange Ratio will be determined based upon the UTC Stock Price. If the UTC Stock Price is greater than $107.01 but less than $124.37, the Exchange Ratio will be equal to the quotient of (i) $46.67 divided by (ii) the UTC Stock Price, which, in each case, will result in the Stock Consideration having a value equal to $46.67. If the UTC Stock Price is less than or equal to $107.01 or greater than or equal to $124.37, then a two-way collar mechanism will apply, pursuant to which, (x) if the UTC Stock Price is greater than or equal to $124.37, the Exchange Ratio will be fixed at 0.37525 and the value of the Stock Consideration will be greater than $46.67, and (y) if the UTC Stock Price is less than or equal to $107.01, the Exchange Ratio will be fixed at 0.43613 and the value of the Stock Consideration will be less than $46.67. On January 11, 2018, the merger was approved by Rockwell Collins' shareowners. We currently expect that the merger will be completed mid-year 2018, subject to customary closing conditions, including the receipt of required regulatory approvals.
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
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2018 were as follows:

(dollars in millions)	Balance as of January 1, 2018	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2018
Otis	$1,737	$—	$39	$1,776
UTC Climate, Controls & Security	10,009	1	229	10,239
Pratt & Whitney	1,511	56	(2)	1,565
UTC Aerospace Systems	14,650	—	106	14,756
Total Segments	27,907	57	372	28,336
Eliminations and other	3	—	—	3
Total	$27,910	$57	$372	$28,339

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2018		December 31, 2017
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,285	$(1,636)	$2,178	$(1,534)
Patents and trademarks	408	(243)	399	(233)
Collaboration intangible assets	4,198	(444)	4,109	(384)
Customer relationships and other	13,536	(4,233)	13,352	(4,100)
	20,427	(6,556)	20,038	(6,251)
Unamortized:
Trademarks and other	2,124	—	2,096	—
Total	$22,551	$(6,556)	$22,134	$(6,251)
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
Amortization of intangible assets was $223 million and $205 million for the quarters ended March 31, 2018 and 2017, respectively. The following is the expected amortization of intangible assets for the years 2018 through 2023, which reflects the pattern of expected economic benefit on certain aerospace intangible assets.

(dollars in millions)	Remaining 2018	2019	2020	2021	2022	2023
Amortization expense	$684	$875	$894	$902	$889	$906
Note 2: Revenue Recognition
ASU 2014-09 and its related amendments (collectively, the New Revenue Standard) are effective for reporting periods beginning after December 15, 2017, and interim periods therein. We adopted the New Revenue Standard effective January 1, 2018 and elected the modified retrospective approach. The results for periods before 2018 were not adjusted for the new standard and the cumulative effect of the change in accounting was recognized through retained earnings at the date of adoption.
Revenue Recognition Accounting Policy Summary. We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606: Revenue from Contracts with Customers. Under Topic 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while other contracts contain multiple performance obligations most commonly when contracts span multiple phases of the product life-cycle such as development, production, maintenance and support. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on its standalone selling price.
We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price, including contractual discounts, contract incentive payments, estimates of award fees, and other sources of variable consideration, when determining the transaction price of each contract. We include variable consideration in estimated transaction price when there is a basis to reasonably estimate the amount. These estimates are based on historical experience, anticipated performance and our best judgment at the time. We consider whether our contracts provide customers with significant financing. Generally, our contracts do not contain significant financing.

Point in time revenue recognition. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Performance obligations are satisfied as of a point in time for heating, ventilating, air-conditioning and refrigeration systems, certain alarm and fire detection and suppression systems, and certain aerospace components and engines components. Revenue is recognized when control of the product transfers to the customer, generally upon product shipment.
Over-time revenue recognition. Performance obligations are satisfied over-time if the customer receives the benefits as we perform work, if the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and we have a contractual right to payment. Revenue is recognized for our construction-type and certain production-type contracts on an over-time basis. We recognize revenue on an over-time basis on certain long-term aerospace aftermarket contracts and aftermarket service work; development, fixed price, and other cost reimbursement contracts in our aerospace businesses; and elevator and escalator sales, installation, service, modernization and other construction contracts in our commercial businesses. Commercial businesses service revenue is primarily recognized on a straight-line basis over the contract period. For construction and installation contracts within our commercial businesses and aerospace performance obligations satisfied over time, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs include labor, materials, and subcontractors' costs, or other direct costs, and where applicable on government and commercial contracts, indirect costs.
For certain of our long-term aftermarket contracts, revenue is recognized over the contract period. In the commercial businesses, revenue is primarily recognized on a straight-line basis over the contract period. In the aerospace businesses, we generally account for such contracts as a series of daily obligations to stand ready to provide product maintenance and aftermarket services. Revenues are primarily recognized in proportion to cost as sufficient historical evidence indicates that the cost of performing services under the contract are incurred on an other than straight-line basis. Aerospace contract modifications are routine, and contracts are often modified to account for changes in contract specifications or requirements. Contract modifications that are for goods or services that are not distinct are accounted for as part of the existing contract.
We incur costs for engineering and development of aerospace products directly related to existing or anticipated contracts with customers. Such costs generate or enhance our ability to satisfy our performance obligations under these contracts. We capitalize these costs as contract fulfillment costs to the extent the costs are recoverable from the associated contract margin and subsequently amortize the costs as the original equipment (OEM) products are delivered to the customer. In instances where intellectual property does not transfer to the customer, we defer the customer funding of OEM product engineering and development and recognize revenue when the OEM products are delivered to the customer. Costs to obtain contracts are not material.
Loss provisions on OEM contracts are recognized to the extent that estimated contract costs exceed the estimated consideration from the products contemplated under the contractual arrangement. For new commitments, we generally record loss provisions at the earlier of contract announcement or contract signing except for certain contracts under which losses are recorded upon receipt of the purchase order that obligates us to perform. For existing commitments, anticipated losses on contractual arrangements are recognized in the period in which losses become evident. Products contemplated under contractual arrangements include firm quantities of product sold under contract and, in the large commercial engine and wheels and brakes businesses, future highly probable sales of replacement parts required by regulation that are expected to be sold subsequently for incorporation into the original equipment. In the large commercial engine and wheels and brakes businesses, when the combined original equipment and aftermarket arrangement for each individual sales campaign are profitable, we record original equipment product losses, as applicable, at the time of delivery.
We review our cost estimates on significant contracts on a quarterly basis, and for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. We record changes in contract estimates using the cumulative catch-up method.
The New Revenue Standard changed the revenue recognition practices for a number of revenue streams across our businesses, although the most significant impacts are concentrated in our aerospace units. Several businesses, which previously accounted for revenue on a point in time basis are now required to use an over-time model when their contracts meet one or more of the mandatory criteria established in the New Revenue Standard. Revenue is now recognized based on a percentage-of-completion for repair contracts within Otis and UTC Climate, Controls & Security; certain U.S. Government and commercial aerospace equipment contracts; and aerospace aftermarket service work. For these businesses, unrecognized sales related to the satisfied portion of the performance obligations of contracts in process as of the date of adoption of approximately $220 million were recorded through retained earnings. The ongoing effect of recording revenue on a percentage-of-completion basis within these businesses is not expected to be materially different than the previous revenue recognition method.

In addition to the foregoing, our aerospace businesses, in certain cases, also changed the timing of manufacturing cost recognition and certain engineering and development costs. In most circumstances, our commercial aerospace businesses identify the performance obligation as the individual OEM unit; revenues and costs to manufacture each unit are recognized upon OEM unit delivery. Under the prior accounting, the unit of accounting was the contract, and early-contract OEM unit costs in excess of the average unit costs expected over the contract were capitalized and amortized over lower-cost units later in the contract. With the adoption of the New Revenue Standard, deferred unit costs in excess of the contract average of $438 million as of January 1, 2018 were eliminated through retained earnings and as such will not be amortized into future earnings.
Under the New Revenue Standard, costs incurred for engineering and development of aerospace products under contracts with customers must be capitalized as contract fulfillment costs, to the extent recoverable from the associated contract margin, and subsequently amortized as the OEM products are delivered to the customer. Under prior accounting, we generally expensed costs of engineering and development of aerospace products. The new standard also requires that customer funding of OEM product engineering and development be deferred in instances where economic benefit does not transfer to the customer and recognized as revenue when the OEM products are delivered. Prior to the New Revenue Standard, any customer funding received for such development efforts was recognized when earned, with the corresponding costs recognized as cost of sales.
With the adoption of the New Revenue Standard, we capitalized engineering and development costs of approximately $700 million as contract fulfillment cost assets as of January 1, 2018. We also established previously recognized customer funding of approximately $850 million as a contract liability through retained earnings as of the adoption date.
We expect the New Revenue Standard will have an immaterial impact on our 2018 net income. Adoption of the New Revenue Standard has resulted in Statement of Operations classification changes between Net Sales, Cost of sales, Research & development, and Other income. The New Revenue Standard also resulted in the establishment of Contract asset and Contract liability balance sheet accounts, and in the reclassification of balances to these new accounts from Accounts receivable; Inventories and contracts in progress, net, and Accrued liabilities. In addition to the following disclosures, Note 16 provides incremental disclosures required by the New Revenue Standard, including disaggregation of revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following schedule quantifies the impact of adopting the New Revenue Standard on the statement of operations for the three months ended March 31, 2018. The effect of the new standard represents the increase (decrease) in the line item based on the adoption of the New Revenue Standard.

(dollars in millions)	2018, under previous standards	Effect of the New Revenue Standard	2018, as reported
Net Sales:
Product sales	$10,167	$91	$10,258
Service sales	4,853	131	4,984
	15,020	222	15,242
Costs and Expenses:
Cost of products sold	7,886	130	8,016
Cost of services sold	3,168	96	3,264
Research and development	574	(20)	554
Selling, general and administrative	1,710	1	1,711
	13,338	207	13,545
Other income, net	232	(1)	231
Operating profit	1,914	14	1,928
Non-service pension (benefit)	(191)	—	(191)
Interest expense, net	229	—	229
Income from operations before income taxes	1,876	14	1,890
Income tax expense	518	4	522
Net income	1,358	10	1,368
Less: Noncontrolling interest in subsidiaries' earnings	69	2	71
Net income attributable to common shareowners	$1,289	$8	$1,297

The New Revenue Standard resulted in an increase to Product and Service sales and Cost of products and services sold primarily due to the change to a percentage-of-completion revenue model for certain U.S Government and commercial aerospace equipment contracts and aerospace aftermarket service work at Pratt & Whitney and UTC Aerospace Systems. The New Revenue Standard also resulted in an increase in Cost of products sold related to the timing of manufacturing cost recognition on early-contract OEM units sold during the quarter, with costs in excess of the contract average unit costs recorded through Cost of products sold.
The lower amounts of research and development expense recognized under the New Revenue Standard reflect the capitalization of costs of engineering and development of aerospace products as contract fulfillment costs under contracts with customers.
The following schedule reflects the effect of the New Revenue Standard on our balance sheet as of March 31, 2018.

(dollars in millions)	March 31, 2018 under previous standard	Effect of the New Revenue Standard	March 31, 2018 as reported
Assets
Accounts receivable, net	$13,105	$(1,406)	$11,699
Inventories	10,788	(1,850)	8,938
Contract assets, current	—	2,989	2,989
Other assets, current	1,456	(8)	1,448
Future income tax benefits	1,741	22	1,763
Intangible assets, net	16,064	(69)	15,995
Other assets	6,222	914	7,136

Liabilities and Equity
Accrued liabilities	$13,547	$(5,596)	$7,951
Contract liabilities, current	—	5,727	5,727
Other long term liabilities	12,472	933	13,405

Retained earnings	56,005	(472)	55,533
The decrease in Retained earnings of $472 million in the table above reflects $480 million of adjustments to the balance sheet as of January 1, 2018, resulting from the adoption of the New Revenue Standard, partially offset by higher reported net income under the new revenue standard. The declines in Accounts receivable, net, Inventories, Other assets, current, and Intangible assets, net, reflect reclassifications to contract assets, and specifically for Inventories, earlier recognition of costs of products sold for contracts requiring an over-time method of revenue recognition. The increase in Other assets reflects the establishment of non-current contract assets and contract fulfillment cost assets.
The decline in accrued liabilities is primarily due to the reclassification of payments from customers in advance of work performed as contract liabilities. The Other long term liabilities increase primarily reflects the establishment of non-current contract liabilities for certain customer funding of OEM product engineering and development, which will be recognized as revenue when the OEM products are delivered to the customer.

Contract Assets and Liabilities. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of March 31, 2018 are as follows:

(dollars in millions)	March 31, 2018
Contract assets, current	$2,989
Contract assets, noncurrent (included within Other assets)	1,088
Total contract assets	4,077
Contract liabilities, current	(5,727)
Contract liabilities, noncurrent (included within Other long-term liabilities)	(4,881)
Total contract liabilities	(10,608)
Net contract liabilities	$(6,531)
Under the New Revenue Standard, during the quarter ended March 31, 2018, net contract liabilities increased to $6,531 million. This reflects the establishment of $6,365 million of net contract liabilities upon the adoption, and $7,031 million of advance payments from customers and reclassifications to receivables upon billing during the period. These increases were partially offset by the liquidation of beginning of period contract liabilities of $1,207 million as a result of revenue recognition. These increases were also offset by $5,676 million of revenue recognition within the period, and other less significant changes.
Remaining performance obligations ("RPO") are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of March 31, 2018, our total RPO are $99.8 billion. Of this total, we expect approximately 40% will be recognized as sales over the following 24 months.
Note 3: Earnings Per Share

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2018	2017
Net income attributable to common shareowners	$1,297	$1,386
Basic weighted average number of shares outstanding	789.9	793.5
Stock awards and equity units	10.5	8.8
Diluted weighted average number of shares outstanding	800.4	802.3
Earnings Per Share of Common Stock:
Basic	$1.64	$1.75
Diluted	1.62	1.73
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. For the quarters ended March 31, 2018 and 2017, the number of stock awards excluded from the computation was approximately 4.3 million and 12.2 million, respectively.
Note 4: Inventories and Contracts in Progress

(dollars in millions)	March 31, 2018	December 31, 2017
Raw materials	$2,079	$2,038
Work-in-process	2,526	3,366
Finished goods	4,333	3,845
Contracts in progress	—	10,205
	8,938	19,454
Less:
Progress payments, secured by lien, on U.S. Government contracts	—	(236)
Billings on contracts in progress	—	(9,337)
	$8,938	$9,881

Inventories also include capitalized contract development costs related to certain aerospace programs at UTC Aerospace Systems. As of December 31, 2017, these capitalized costs were $127 million, which will be liquidated as production units are delivered to customers. Prior to the adoption of the New Revenue Standard, within our commercial aerospace business, inventory costs attributable to new engine offerings were recognized based on the average cost per unit expected over the life of each contract using the units-of-delivery method of percentage of completion accounting. Under this method, costs of initial engine deliveries in excess of the projected contract per unit average cost were capitalized and these capitalized amounts were subsequently expensed as additional engines are delivered for engines with costs below the projected contract per unit average cost over the life of the contract. As of December 31, 2017, inventory included $438 million of such capitalized amounts. Upon adoption of the New Revenue Standard, these amounts are no longer included in inventory.
Note 5: Borrowings and Lines of Credit

(dollars in millions)	March 31, 2018	December 31, 2017
Commercial paper	$930	$300
Other borrowings	136	92
Total short-term borrowings	$1,066	$392
At March 31, 2018, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion, pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of March 31, 2018, there were no borrowings under either of these agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2018, our maximum commercial paper borrowing limit was $4.35 billion. Commercial paper borrowings at March 31, 2018 include approximately €750 million ($930 million) of euro-denominated commercial paper. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, discretionary pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
On February 1, 2018, we repaid at maturity the $99 million 6.80% notes due in 2018 and on February 22, 2018, we repaid at maturity the €750 million EURIBOR plus 0.80% floating rate notes due in 2018.
In connection with the merger agreement with Rockwell Collins announced on September 4, 2017, we have entered into a $6.5 billion 364-day unsecured bridge loan credit agreement that would be funded only to the extent certain anticipated debt issuances are not completed prior to the completion of the merger. See Note 1 for additional discussion.

Long-term debt consisted of the following:

(dollars in millions)	March 31, 2018	December 31, 2017
6.800% notes due 2018	—	99
EURIBOR plus 0.800% floating rate notes due 2018 (€750 million principal value) [2]	—	890
1.778% junior subordinated notes due 2018	1,100	1,100
LIBOR plus 0.350% floating rate notes due 2019 [3]	350	350
1.500% notes due 2019 [1]	650	650
EURIBOR plus 0.15% floating rate notes due 2019 (€750 million principal value) [2]	930	890
8.875% notes due 2019	271	271
4.875% notes due 2020 [1]	171	171
4.500% notes due 2020 [1]	1,250	1,250
1.900% notes due 2020 [1]	1,000	1,000
8.750% notes due 2021	250	250
1.950% notes due 2021 [1]	750	750
1.125% notes due 2021 (€950 million principal value) [1]	1,178	1,127
2.300% notes due 2022 [1]	500	500
3.100% notes due 2022 [1]	2,300	2,300
1.250% notes due 2023 (€750 million principal value) [1]	930	890
2.800% notes due 2024 [1]	800	800
1.875% notes due 2026 (€500 million principal value) [1]	620	593
2.650% notes due 2026 [1]	1,150	1,150
3.125% notes due 2027 [1]	1,100	1,100
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029 [1]	550	550
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [1]	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.150% notes due 2045 [1]	850	850
3.750% notes due 2046 [1]	1,100	1,100
4.050% notes due 2047 [1]	600	600
Project financing obligations	175	158
Other (including capitalized leases)	197	195
Total principal long-term debt	26,306	27,118
Other (fair market value adjustments and discounts)	(25)	(25)
Total long-term debt	26,281	27,093
Less: current portion	1,128	2,104
Long-term debt, net of current portion	$25,153	$24,989

1	We may redeem these notes at our option pursuant to their terms.

2
The three-month EURIBOR rate as of March 31, 2018 was approximately -0.328%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

3	The three-month LIBOR rate as of March 31, 2018 was approximately 2.312%.

The average maturity of our long-term debt at March 31, 2018 is approximately 12 years. The average interest expense rate on our total borrowings for the quarters ended March 31, 2018 and 2017 were as follows:

	Quarter Ended March 31,
	2018	2017
Average interest expense rate	3.4%	3.5%
We have an existing universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of equity and debt securities for future issuances, subject to our internal limitations on the amount of equity and debt to be issued under this shelf registration statement.
Note 6: Income Taxes
On December 22, 2017 Public Law 115-97 “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” was enacted. This law is commonly referred to as the Tax Cuts and Jobs Act of 2017 (TCJA). In accordance with Staff Accounting Bulletin 118 (SAB 118) issued on December 22, 2017, the U.S. income tax amounts recorded attributable to the TCJA’s deemed repatriation provision, the revaluation of U.S. deferred taxes and the tax consequences relating to states with current conformity to the Internal Revenue Code are provisional amounts. Due to the enactment date and tax complexities of the TCJA, the Company has not completed its accounting related to these items.
Prior to enactment of the TCJA, with few exceptions, U.S. income taxes had not been provided on undistributed earnings of UTC's international subsidiaries as the Company had intended to reinvest such earnings permanently outside the U.S. or to repatriate such earnings only when it was tax effective to do so. The Company continues to evaluate the impact of the TCJA on its existing accounting position related to the undistributed earnings. Due to the inherent complexities in determining any incremental U.S. Federal and State taxes and the non-U.S. taxes that may be due if all of these earnings were remitted to the U.S. and as provided for by SAB 118 this evaluation has not yet been completed and no provisional amount has been recorded in regard to the undistributed amounts. After completing its evaluation, the Company will accrue any additional taxes due on previously undistributed earnings to be distributed in the future.
The Company will continue to accumulate and refine the relevant data and computational elements needed to finalize its accounting for the effects of the TCJA by December 22, 2018.
We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, Poland, Singapore, South Korea, Spain, Switzerland, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2006.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $90 million to $500 million of unrecognized tax benefits may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the closure of tax statutes, or the revaluation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. The range of potential change includes provisional amounts related to the TCJA based on currently available information. See Note 15, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
During the quarter, the Examination Division of the Internal Revenue Service commenced audit field work for UTC’s 2016 tax year, combining it with the previously commenced audit of tax years 2014 and 2015. The combined audit of tax years 2014, 2015 and 2016 is expected to continue beyond the next 12 months.

Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, with other cost components presented separately from the service cost component and outside of income from operations. This ASU also allows only the service cost component of net periodic pension benefit cost to be eligible for capitalization when applicable. This ASU was effective for years beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 applying the presentation requirements retrospectively. We elected to apply the practical expedient, which allows us to reclassify amounts disclosed previously in the employee benefit plans note as the basis for applying retrospective presentation for comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. Provisions related to presentation of the service cost component eligibility for capitalization were applied prospectively.
The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and postretirement plans on our condensed consolidated statement of operations was as follows (in millions):

	Quarter Ended March 31, 2017
(dollars in millions)	Previously Reported	Effect of Change Higher/(Lower)	As Revised
Cost of product sold	$7,263	$48	$7,311
Cost of services sold	2,814	11	2,825
Research and development	577	9	586
Selling, general and administrative	1,482	55	1,537
Other income	588	—	588
Non-service pension (benefit)	—	(123)	(123)
Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Defined benefit plans	$37	$46
Defined contribution plans	94	90
There were no contributions to our domestic defined benefit pension plans in the quarters ended March 31, 2018 and 2017. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(dollars in millions)	2018	2017	2018	2017
Service cost	$93	$93	$1	$1
Interest cost	279	278	6	7
Expected return on plan assets	(563)	(540)	—	—
Amortization of prior service credit	(10)	(9)	(1)	—
Recognized actuarial net loss (gain)	101	143	(2)	(3)
Net settlement and curtailment (gain) loss	(1)	1	—	—
Total net periodic benefit (income) cost	$(101)	$(34)	$4	$5

As approved in 2016, effective January 1, 2017, a voluntary lump-sum option is available for the frozen final average earnings benefits of certain U.S. salaried employees upon termination of employment after 2016. This option provides participants with the choice of electing to receive a lump-sum payment in lieu of receiving a future monthly pension benefit. This plan change reduced the projected benefit obligation by $170 million as of December 31, 2016.
Note 8: Restructuring Costs
During the quarter ended March 31, 2018, we recorded net pre-tax restructuring costs totaling $69 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(dollars in millions)
Otis	$26
UTC Climate, Controls & Security	14
Pratt & Whitney	—
UTC Aerospace Systems	27
Eliminations and other	2
Total	$69
Restructuring charges incurred during the quarter ended March 31, 2018 primarily relate to actions initiated during 2018 and 2017, and were recorded as follows:

(dollars in millions)
Cost of sales	$39
Selling, general and administrative	30
Total	$69
2018 Actions. During the quarter ended March 31, 2018, we recorded net pre-tax restructuring costs of $12 million, comprised of $4 million in cost of sales and $8 million in selling, general and administrative expenses. The 2018 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations.
We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2018 and 2019. No specific plans for other significant actions have been finalized at this time. The following table summarizes the accrual balance and utilization for the 2018 restructuring actions for the quarter ended March 31, 2018:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Net pre-tax restructuring costs	11	1	12
Utilization and foreign exchange	(3)	(1)	(4)
Balance at March 31, 2018	$8	$—	$8
The following table summarizes expected, incurred and remaining costs for the 2018 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2018	Remaining Costs at March 31, 2018
Otis	$13	$(9)	$4
UTC Climate, Controls & Security	22	(1)	21
Pratt & Whitney	—	—	—
UTC Aerospace Systems	15	—	15
Eliminations and other	2	(2)	—
Total	$52	$(12)	$40
2017 Actions. During the quarter ended March 31, 2018, we recorded net pre-tax restructuring costs totaling $51 million for restructuring actions initiated in 2017, including $30 million in cost of sales and $21 million in selling, general and administrative expenses. The 2017 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field operations, and costs to exit legacy programs. The following table summarizes the accrual balances and utilization for the 2017 restructuring actions for the quarter ended March 31, 2018:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at December 31, 2017	$84	$1	$85
Net pre-tax restructuring costs	39	12	51
Utilization and foreign exchange	(35)	(15)	(50)
Balance at March 31, 2018	$88	$(2)	$86
The following table summarizes expected, incurred and remaining costs for the 2017 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2017	Costs Incurred Quarter Ended March 31, 2018	Remaining Costs at March 31, 2018
Otis	$74	$(43)	$(15)	$16
UTC Climate, Controls & Security	90	(76)	(7)	7
Pratt & Whitney	7	(7)	—	—
UTC Aerospace Systems	152	(43)	(29)	80
Eliminations and other	7	(7)	—	—
Total	$330	$(176)	$(51)	$103
2016 and Prior Actions. During the quarter ended March 31, 2018, we recorded net pre-tax restructuring costs totaling $6 million for restructuring actions initiated in 2016 and prior. As of March 31, 2018, we have approximately $108 million of accrual balances remaining related to 2016 and prior actions.
Note 9: Financial Instruments
We enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures.
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $20.7 billion and $19.1 billion at March 31, 2018 and December 31, 2017, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivative instruments as of March 31, 2018 and December 31, 2017:

(dollars in millions)	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	$90	$77
	Other assets	122	101
	Total asset derivatives	$212	$178
	Liability Derivatives:
	Accrued liabilities	(10)	(10)
	Other long-term liabilities	(16)	(8)
	Total liability derivatives	$(26)	$(18)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	123	70
	Other assets	6	5
	Total asset derivatives	$129	$75
	Liability Derivatives:
	Accrued liabilities	(42)	(57)
	Other long-term liabilities	(4)	(3)
	Total liability derivatives	$(46)	$(60)
The effect of cash flow hedging relationships on accumulated other comprehensive income for the quarters ended March 31, 2018 and 2017 are presented in the table below. The amounts of gain or (loss) are attributable to foreign exchange contract activity and are recorded as a component of Product sales when reclassified from accumulated other comprehensive income.

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Gain recorded in Accumulated other comprehensive loss	$45	$64
(Gain) loss reclassified from Accumulated other comprehensive loss into Product sales	(27)	5
The table above reflects the effect of cash flow hedging relationships on the Condensed Consolidated Statements of Operations for the quarters ended March 31, 2018 and 2017. The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As discussed in Note 5, we have approximately €2.95 billion of euro-denominated long-term debt and €750 million of euro-denominated commercial paper borrowings outstanding, which qualify as a net investment hedge against our investments in European businesses. As of March 31, 2018, the net investment hedge is deemed to be effective.
Assuming current market conditions continue, a $36 million pre-tax gain is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2018, all derivative contracts accounted for as cash flow hedges will mature by April 2022.
The effect of derivatives not designated as hedging instruments that is included below within Other income, net, on the Condensed Consolidated Statement of Operations was as follows:

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Foreign exchange contracts	$51	$12

Note 10: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017:

March 31, 2018 (dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$49	$49	$—	$—
Derivative assets	341	—	341	—
Derivative liabilities	(72)	—	(72)	—

December 31, 2017 (dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$64	$64	$—	$—
Derivative assets	253	—	253	—
Derivative liabilities	(78)	—	(78)	—
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of March 31, 2018, there were no significant transfers in or out of Level 1 and Level 2.
As of March 31, 2018, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$137	$130	$127	$121
Customer financing notes receivable	612	594	609	596
Short-term borrowings	(1,066)	(1,066)	(392)	(392)
Long-term debt (excluding capitalized leases)	(26,256)	(27,153)	(27,067)	(29,180)
Long-term liabilities	(310)	(276)	(362)	(330)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2018 and December 31, 2017:

	March 31, 2018
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$130	$—	$130	$—
Customer financing notes receivable	594	—	594	—
Short-term borrowings	(1,066)	—	(930)	(136)
Long-term debt (excluding capitalized leases)	(27,153)	—	(26,925)	(228)
Long-term liabilities	(276)	—	(276)	—

	December 31, 2017
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$121	$—	$121	$—
Customer financing notes receivable	596	—	596	—
Short-term borrowings	(392)	—	(300)	(92)
Long-term debt (excluding capitalized leases)	(29,180)	—	(28,970)	(210)
Long-term liabilities	(330)	—	(330)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $15.1 billion and $15.3 billion as of March 31, 2018 and December 31, 2017, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Risks associated with changes in interest rates on these commitments are mitigated because interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.
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
Prior to the adoption of the New Revenue Standard, long-term trade accounts receivable, including unbilled receivables related to long-term aftermarket contracts, were principally amounts arising from the sale of goods and the delivery of services with a contract maturity date or realization period of greater than one year, and were recognized as "Other assets" in our Condensed Consolidated Balance Sheet. With the adoption of the New Revenue Standard, these unbilled receivables are classified as non-current contract assets and are recognized as "Other assets" in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as "Customer financing assets" in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business related long-term receivables as of March 31, 2018 and December 31, 2017.

(dollars in millions)	March 31, 2018	December 31, 2017
Long-term trade accounts receivable	$74	$973
Notes and leases receivable	423	424
Total long-term receivables	$497	$1,397
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations to customers whose uncollateralized receivables are in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately $140 million and $170 million of our total long-term receivables were considered to bear high credit risk as of March 31, 2018 and December 31, 2017, respectively.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $17 million as of March 31, 2018 and December 31, 2017, are individually evaluated for impairment. At March 31, 2018 and December 31, 2017, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or are considered to be unrecoverable.

Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarters ended March 31, 2018 and 2017 is provided below:

	Quarter Ended March 31,
	2018			2017
(dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$29,610	$1,811	$31,421	$27,579	$1,590	$29,169
Comprehensive income for the period:
Net income	1,297	71	1,368	1,386	82	1,468
Total other comprehensive income	588	33	621	1	25	26
Total comprehensive income for the period	1,885	104	1,989	1,387	107	1,494
Common Stock issued under employee plans	71		71	79		79
Common Stock repurchased	(25)		(25)	(933)		(933)
Dividends on Common Stock	(535)		(535)	(505)		(505)
Dividends on ESOP Common Stock	(18)		(18)	(18)		(18)
Dividends attributable to noncontrolling interest		(66)	(66)		(48)	(48)
Capital contributions		120	120		43	43
Purchase of subsidiary shares from noncontrolling interest, net	(1)	(1)	(2)	—	(1)	(1)
Disposition of noncontrolling interest		(8)	(8)		—	—
Redeemable noncontrolling interest fair value adjustment	(2)	—	(2)	—	—	—
New Revenue Standard adoption impact	(480)		(480)	—		—
Other	29	(2)	27	5	(13)	(8)
Equity, end of period	$30,534	$1,958	$32,492	$27,594	$1,678	$29,272

A summary of the changes in each component of Accumulated other comprehensive (loss) income, net of tax for the quarters ended March 31, 2018 and 2017 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended March 31, 2018
Balance at December 31, 2017	$(2,950)	$(4,652)	$5	$72	$(7,525)
Other comprehensive income (loss) before reclassifications, net	376	8	—	45	429
Amounts reclassified, pre-tax	—	88	—	(27)	61
Tax (benefit) expense reclassified	130	(23)	—	(4)	103
ASU 2016-01 adoption impact	—	—	(5)	—	(5)
Balance at March 31, 2018	$(2,444)	$(4,579)	$—	$86	$(6,937)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended March 31, 2017
Balance at December 31, 2016	$(3,480)	$(5,045)	$353	$(162)	$(8,334)
Other comprehensive income (loss) before reclassifications, net	121	—	(21)	50	150
Amounts reclassified, pre-tax	—	131	(383)	5	(247)
Tax (benefit) expense reclassified	—	(48)	147	(1)	98
Balance at March 31, 2017	$(3,359)	$(4,962)	$96	$(108)	$(8,333)
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Upon adoption, investments that do not result in consolidation and are not accounted for under the equity method generally must be carried at fair value, with changes in fair value recognized in net income. We had approximately $5 million of unrealized gains on these securities recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheet as of December 31, 2017. We adopted this standard effective January 1, 2018, with these amounts recorded directly to retained earnings as of that date.
Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension cost for each period presented (see Note 7 for additional details).
Amounts reclassified that relate to unrealized gains (losses) on available-for-sale securities, pre-tax includes approximately $500 million of previously unrealized gains reclassified to other income as a result of sales of significant investments in available-for-sale securities in the quarter ended March 31, 2017, including UTC Climate, Controls & Security's sale of investments in Watsco, Inc.
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value.
Note 13: Variable Interest Entities
Pratt & Whitney holds a 61% interest in the IAE International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC and MTU are participants in International Aero Engines, LLC (IAE LLC), whose business purpose is to coordinate the design, development, manufacturing and product support for the PW1100G-JM engine for the Airbus A320neo aircraft and the PW1400G-JM engine for the Irkut MC21 aircraft. Pratt & Whitney holds a 59% net interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for variable interest entities in our Condensed Consolidated Balance Sheet are as follows:

(dollars in millions)	March 31, 2018	December 31, 2017
Current assets	$3,635	$3,976
Noncurrent assets	1,410	1,534
Total assets	$5,045	$5,510

Current liabilities	$3,577	$3,601
Noncurrent liabilities	1,817	2,086
Total liabilities	$5,394	$5,687

Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2017. The changes in the carrying amount of service and product warranties and product performance guarantees for the quarter ended March 31, 2018 and 2017 are as follows:

(dollars in millions)	2018	2017
Balance as of January 1	$1,146	$1,199
Warranties and performance guarantees issued	115	78
Settlements made	(106)	(56)
Other	6	1
Balance as of March 31	$1,161	$1,222
Note 15: Contingent Liabilities
Summarized below are the matters previously described in Note 18 of the Notes to the Consolidated Financial Statements in our 2017 Annual Report, incorporated by reference in our 2017 Form 10-K, updated as applicable.
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and authorities with jurisdiction over our foreign operations. As described in Note 1 to the Consolidated Financial Statements in our 2017 Annual Report, we have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. Additional information pertaining to environmental matters is included in Note 1 to the Consolidated Financial Statements in our 2017 Annual Report.
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
Legal Proceedings.
Cost Accounting Standards Claim
As previously disclosed, in December 2013, a Divisional Administrative Contracting Officer of the United States Defense Contract Management Agency asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest (approximately $74.9 million through March 31, 2018). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. On March 18, 2014, Pratt & Whitney filed an appeal to the Armed Services Board of Contract Appeals. Pratt & Whitney’s appeal is still pending and we continue to believe the government’s claim is without merit.
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $267 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $147 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed our suit, and we have appealed this decision to the German Federal Tax Court (FTC). In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. In the meantime, we continue vigorously to litigate this matter.
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
Our estimated total liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $343 million and is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2018. This amount is on a pre-tax basis, not discounted, and excludes the Company’s legal fees to defend the asbestos claims (which will continue to be expensed by the Company as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $147 million, which is included primarily in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2018.
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
Other.
As described in Note 14 of this Form 10-Q and Note 17 to the Consolidated Financial Statements in our 2017 Annual Report, we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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
Note 16: Segment Financial Data
Our operations are classified into four principal segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, and UTC Aerospace Systems. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. As discussed in Note 7, 2017 amounts have been recasted based on the adoption of ASU 2017-07.
Results for the quarters ended March 31, 2018 and 2017 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2018	2017	2018	2017	2018	2017
Otis	$3,037	$2,804	$450	$447	14.8%	15.9%
UTC Climate, Controls & Security	4,376	3,892	592	931	13.5%	23.9%
Pratt & Whitney	4,329	3,758	413	356	9.5%	9.5%
UTC Aerospace Systems	3,817	3,611	588	531	15.4%	14.7%
Total segments	15,559	14,065	2,043	2,265	13.1%	16.1%
Eliminations and other	(317)	(250)	(11)	(18)
General corporate expenses	—	—	(104)	(103)
Consolidated	$15,242	$13,815	$1,928	$2,144	12.6%	15.5%

Total sales by segment include inter-segment sales, which are generally made at prices approximating those that the selling entity is able to obtain on external sales. Segment information for the quarter ended March 31, 2018 is as follows:

(dollars in millions)	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Total

Primary Geographical Markets
United States	$845	$2,095	$3,121	$2,654	$8,715
Europe	1,006	1,384	173	607	3,170
Asia Pacific	922	685	368	84	2,059
Other	264	212	667	472	1,615
Total segment	$3,037	$4,376	$4,329	$3,817	15,559
Eliminations and other					(317)
Consolidated					$15,242

Segment sales disaggregated by product type and product versus service for the quarter ended March 31, 2018 are as follows:

(dollars in millions)	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Total
Product Type
Commercial and industrial, non aerospace	$3,037	$4,376	$21	$15	$7,449
Commercial aerospace	—	—	3,199	2,911	6,110
Military aerospace	—	—	1,109	891	2,000
Total segment	$3,037	$4,376	$4,329	$3,817	$15,559

Sales Type
Product	$1,219	$3,597	$2,537	$3,188	$10,541
Service	1,818	779	1,792	629	5,018
Total segment	$3,037	$4,376	$4,329	$3,817	$15,559

Note 17: Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Condensed Consolidated Statement of Operations. In addition, this standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor doesn’t convey risks and rewards or control, the lease is treated as operating.
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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The new standard allows companies to reclassify to retained earnings the stranded tax effects in accumulated other comprehensive income (“AOCI”) from the newly-enacted US Tax Cuts and Jobs Act. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements. However,we expect that upon adoption we will recognize a reclassification from AOCI to retained earnings that could be material. We do not expect this ASU to have a material impact on our cash flows and results of operations.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2018 and 2017, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 27, 2018, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of United Technologies Corporation

Results of Review of Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of March 31, 2018 and the related condensed consolidated statements of operations, of comprehensive income, and of cash flows for the three-month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Corporation as of December 31, 2017, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 8, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Corporation’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, CT
April 27, 2018

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
The current status of significant factors affecting our business environment in 2018 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report, which is incorporated by reference in our 2017 Form 10-K.
General
Our worldwide operations can be affected by industrial, economic and political factors on both a regional and global level. To limit the impact of any one industry, or the economy of any single country on our consolidated operating results, our strategy has been, and continues to be, the maintenance of a balanced and diversified portfolio of businesses. Our operations include original equipment manufacturing (OEM) and extensive related aftermarket parts and services in both our commercial and aerospace businesses. Our business mix also reflects the combination of shorter cycles at UTC Climate, Controls & Security and in our commercial aerospace spares businesses, and longer cycles at Otis and in our aerospace OEM and aftermarket maintenance businesses. Our customers are in the public and private sectors, and our businesses reflect an extensive geographic diversification that has evolved with continued globalization.
Our military businesses' sales are affected by U.S. Department of Defense budget and spending levels. Total sales to the U.S. Government were $1.6 billion and $1.3 billion for the quarters ended March 31, 2018 and 2017, 10% and 9% of total UTC sales for those periods, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production and development programs for the U.S. Government has and is expected to contribute positively to our results in 2018.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the quarter ended March 31, 2018, our investment in business acquisitions was $125 million, which primarily reflects an acquisition at Pratt & Whitney. We do not expect to have additional significant acquisition spend, other than the expected acquisition of Rockwell Collins. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities.
On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, under which we agreed to acquire Rockwell Collins. Under the terms of the merger agreement, each Rockwell Collins shareowner will receive $93.33 per share in cash and a fraction of a share of UTC common stock equal to the quotient obtained by dividing $46.67 by the average of the volume-weighted average price per share of UTC common stock on the NYSE on each of the 20 consecutive trading days ending with the trading day immediately prior to the closing date (the “UTC Stock Price”), subject to adjustment based on a two-way collar mechanism as described below (the “Stock Consideration”). The cash and UTC stock payable in exchange for each such share of Rockwell Collins common stock are collectively the “Merger Consideration.” The fraction of a share of UTC common stock into which each such share of Rockwell Collins common stock will be converted is the “Exchange Ratio.” The Exchange Ratio will be determined based upon the UTC Stock Price. If the UTC Stock Price is greater than $107.01 but less than $124.37, the Exchange Ratio will be equal to the quotient of (i) $46.67 divided by (ii) the UTC Stock Price, which, in each case, will result in the Stock Consideration having a value equal to $46.67. If the UTC Stock Price is less than or equal to $107.01 or greater than or equal to $124.37, then a two-way collar mechanism will apply, pursuant to which, (x) if the UTC Stock Price is greater than or equal to $124.37, the Exchange Ratio will be fixed at 0.37525 and the value of the Stock Consideration will be greater than $46.67, and (y) if the UTC Stock Price is less than or equal to $107.01, the Exchange Ratio will be fixed at 0.43613 and the value of the Stock Consideration will be less than $46.67. On January 11, 2018, the merger was approved by Rockwell Collins' shareowners. We currently expect that the merger will be completed mid-year 2018, subject to customary closing conditions, including the receipt of required regulatory approvals.
We anticipate that approximately $15 billion will be required to pay the aggregate cash portion of the Merger Consideration. We expect to fund the cash portion of the Merger Consideration through debt issuances and cash on hand. We have entered into a $6.5 billion 364-day unsecured bridge loan credit agreement that would be funded only to the extent certain of the anticipated debt issuances are not completed prior to the completion of the merger. Additionally, we expect to assume approximately $7 billion of Rockwell Collins' outstanding debt upon completion of the merger. To help manage the cash flow and liquidity resulting from the proposed acquisition, we have suspended share repurchases, excluding activity relating to our employee savings plans.
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
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of end market demand in construction, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2018. See Part I, Item 1A, "Risk Factors" in our 2017 Form 10-K for further discussion.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2017 Annual Report, incorporated by reference in our 2017 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates.
Effective January 1, 2018, we adopted ASU 2014-09 and its related amendments (collectively, the New Revenue Standard) and elected the modified retrospective approach.
Revenue Recognition Accounting Policy Summary. We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606: Revenue from Contracts with Customers. Under Topic 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while other contracts contain multiple performance obligations most commonly when contracts span multiple phases of the product life-cycle such as development, production, maintenance and support. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on its standalone selling price.
We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price, including contractual discounts, contract incentive payments, estimates of award fees, and other sources of variable consideration, when determining the transaction price of each contract. We include variable consideration in estimated transaction price when there is a basis to reasonably estimate the amount. These estimates are based on historical experience, anticipated performance and our best judgment at the time. We consider whether our contracts provide customers with significant financing. Generally, our contracts do not contain significant financing.
Point in time revenue recognition. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Performance obligations are satisfied as of a point in time for heating, ventilating, air-conditioning and refrigeration systems, certain alarm and fire detection and suppression systems, and certain aerospace components and engines components. Revenue is recognized when control of the product transfers to the customer, generally upon product shipment.
Over-time revenue recognition. Performance obligations are satisfied over-time if the customer receives the benefits as we perform work, if the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and we have a contractual right to payment. Revenue is recognized for our construction-type and certain production-type contracts on an over-time basis. We recognize revenue on an over-time basis on certain long-term aerospace aftermarket contracts and aftermarket service work; development, fixed price, and other cost reimbursement contracts in our aerospace businesses; and elevator and escalator sales, installation, service, modernization and other construction contracts in our commercial businesses. Commercial businesses service revenue is primarily recognized on a straight-line basis over the contract period. For construction and installation contracts within our commercial businesses and aerospace performance obligations satisfied over time, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs include labor, materials, and subcontractors' costs, or other direct costs, and where applicable on government and commercial contracts, indirect costs.
For certain of our long-term aftermarket contracts, revenue is recognized over the contract period. In the commercial businesses, revenue is primarily recognized on a straight-line basis over the contract period. In the aerospace businesses, we generally account for such contracts as a series of daily obligations to stand ready to provide product maintenance and aftermarket services. Revenues are primarily recognized in proportion to cost as sufficient historical evidence indicates that the cost of performing services under the contract are incurred on an other than straight-line basis. Aerospace contract modifications are routine, and contracts are often modified to account for changes in contract specifications or requirements. Contract modifications that are for goods or services that are not distinct are accounted for as part of the existing contract.
We incur costs for engineering and development of aerospace products directly related to existing or anticipated contracts with customers. Such costs generate or enhance our ability to satisfy our performance obligations under these contracts. We capitalize these costs as contract fulfillment costs to the extent the costs are recoverable from the associated contract margin and subsequently amortize the costs as the original equipment (OEM) products are delivered to the customer. In instances where intellectual property does not transfer to the customer, we defer the customer funding of OEM product engineering and development and recognize revenue when the OEM products are delivered to the customer. Costs to obtain contracts are not material.
Loss provisions on OEM contracts are recognized to the extent that estimated contract costs exceed the estimated consideration from the products contemplated under the contractual arrangement. For new commitments, we generally record loss provisions at the earlier of contract announcement or contract signing except for certain contracts under which losses are recorded upon receipt of the purchase order that obligates us to perform. For existing commitments, anticipated losses on contractual arrangements are recognized in the period in which losses become evident. Products contemplated under contractual arrangements include firm quantities of product sold under contract and, in the large commercial engine and wheels and brakes businesses, future highly probable sales of replacement parts required by regulation that are expected to be sold subsequently for incorporation into the original equipment. In the large commercial engine and wheels and brakes businesses, when the combined original equipment and aftermarket arrangement for each individual sales campaign are profitable, we record original equipment product losses, as applicable, at the time of delivery.
We review our cost estimates on significant contracts on a quarterly basis, and for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. We record changes in contract estimates using the cumulative catch-up method.

Note 2 of the condensed consolidated financial statements contains further detail regarding the adoption of the New Revenue Standard and its impact on the statement of operations for the three months ended March 31, 2018 and the balance sheet as of March 31, 2018.

RESULTS OF OPERATIONS
Net Sales

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Net Sales	$15,242	$13,815
The factors contributing to the total percentage change year-over-year in total net sales for the quarter ended March 31, 2018 are as follows:

Quarter Ended March 31, 2018
Organic change	6%
Foreign currency translation	3%
Other	1%
Total % Change	10%
All four segments experienced organic sales growth during the quarter ended March 31, 2018. Pratt & Whitney sales grew 9% organically, driven by higher commercial aftermarket sales and higher military sales. Climate, Controls & Security sales grew 7% organically, driven by growth in residential HVAC, global commercial HVAC, and transport refrigeration. Organic sales growth of 5% at UTC Aerospace Systems was driven by higher commercial aerospace aftermarket sales and higher military OEM and aftermarket sales, partially offset by lower commercial OEM sales. Otis sales grew 1% organically, reflecting higher service sales, driven by growth in North America, partially offset by lower new equipment sales. The decline in new equipment sales was driven by a decline in China, partially offset by growth in North America.

Cost of Products and Services Sold

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Total cost of products and services sold	$11,280	$10,136
Percentage of net sales	74.0%	73.4%
The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2018 in total cost of products and services sold are as follows:

Quarter Ended March 31, 2018
Organic change	5%
Foreign currency translation	4%
Other	2%
Total % Change	11%
The organic increase in total cost of products and services sold for the quarter ended March 31, 2018 was primarily driven by the organic sales increases noted above and higher negative engine margin at Pratt & Whitney.
Gross Margin

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Gross margin	$3,962	$3,679
Percentage of net sales	26.0%	26.6%
The decrease in gross margin as a percentage of sales for the quarter ended March 31, 2018 primarily reflects a 190 basis point decline in Pratt & Whitney's gross margin, driven by higher negative engine margin that include higher customer support provisions and a 100 basis point decline in gross margin at Otis that was driven by pricing pressure, primarily in China. These declines were offset by a 100 basis point improvement at UTC Aerospace Systems reflecting higher commercial aftermarket volumes that was partially offset by adverse commercial OEM mix; and a 10 basis point increase in gross margin at UTC Climate, Controls & Security, reflecting the absence of a prior year unfavorable contract adjustment related to a large commercial project, partially offset by period costs associated with a product recall program.
Research and Development

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Company-funded	$554	$586
Percentage of net sales	3.6%	4.2%
Customer-funded	$323	$340
Percentage of net sales	2.1%	2.5%
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year decrease (5%) in company-funded research and development for the quarter ended March 31, 2018 was driven by UTC Aerospace Systems (4%) reflecting the capitalization of certain development costs in accordance with the New Revenue Standard and lower spending across various programs, and lower spending at Pratt & Whitney (3%), partially offset by an increase at UTC Climate, Controls & Security (1%) that was primarily driven by the impact of foreign exchange.
Customer-funded research and development for the quarter ended March 31, 2018 decreased 5% year over year, primarily driven by UTC Aerospace Systems (6%), reflecting the capitalization of certain development costs in accordance with the New Revenue Standard, partially offset by higher research and development spending on military development programs at Pratt & Whitney (2%).
Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Selling, general and administrative expenses	$1,711	$1,537
Percentage of net sales	11.2%	11.1%
Selling, general and administrative expenses increased 11% in the quarter ended March 31, 2018, primarily driven by the impact of foreign exchange (4%) and transaction costs related to the merger agreement with Rockwell Collins (2%). The growth in Selling, general and administrative expenses also reflects higher expenses at UTC Aerospace Systems (2%), primarily driven by increased headcount and employee compensation related expenses, higher expenses at UTC Climate, Controls & Security (2%) including the impact of costs associated with a product recall program, and an increase at Pratt & Whitney (1%) driven by increased headcount and employee compensation related expenses and related costs to support higher volumes.
Other Income, Net

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Other income, net	$231	$588
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The year-over-year decrease in other income, net ($357 million, 61%) for the quarter ended March 31, 2018 is driven by the absence of gains on the sale of investments in the prior year (69%) primarily from the sale of UTC Climate, Controls & Security's investments in Watsco, Inc, partially offset by the year-over-year impact of favorable insurance settlements (6%) and a gain on a divestiture at Pratt & Whitney (4%).

Interest Expense, Net

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Interest expense	$256	$236
Interest income	(27)	(23)
Interest expense, net	$229	$213
Average interest expense rate	3.4%	3.5%
Interest expense, net increased 8% for the quarter ended March 31, 2018 relative to the prior year. The increase in interest expense reflects the impact of the May 4, 2017 issuance of notes representing $4 billion in aggregate principal, partially offset by the favorable impact of using a portion of the net proceeds of that issuance for the repayment at maturity of 1.800% notes, representing $1.5 billion in aggregate principal. The average maturity of our long-term debt at March 31, 2018 is approximately 12 years.
Income Taxes

	Quarter Ended March 31,
	2018	2017
Effective tax rate	27.6%	28.5%

On December 22, 2017 Public Law 115-97 “An Act to Provide for Reconciliation Pursuant to Titles II and V of the
Concurrent Resolution on the Budget for Fiscal Year 2018” was enacted. This law is commonly referred to as the Tax Cuts and Jobs Act of 2017 (TCJA). In accordance with Staff Accounting Bulletin 118 (SAB 118) issued on December 22, 2017, the U.S. income tax amounts recorded attributable to the TCJA’s deemed repatriation provision, the revaluation of U.S. deferred taxes and the tax consequences relating to states with current conformity to the Internal Revenue Code are provisional amounts. Due to the enactment date and tax complexities of the TCJA, the Company has not completed its accounting related to these items.

Prior to enactment of the TCJA, with few exceptions, U.S. income taxes had not been provided on undistributed earnings of UTC's international subsidiaries as the Company had intended to reinvest such earnings permanently outside the U.S. or to repatriate such earnings only when it was tax effective to do so. The Company continues to evaluate the impact of the TCJA on its existing accounting position related to the undistributed earnings. Due to the inherent complexities in determining any incremental U.S. Federal and State taxes and the non-U.S. taxes that may be due if all of these earnings were remitted to the U.S. and as provided for by SAB 118 this evaluation has not yet been completed and no provisional amount has been recorded in regard to the undistributed amounts. After completing its evaluation, the Company will accrue any additional taxes due on previously undistributed earnings to be distributed in the future.

The Company will continue to accumulate and refine the relevant data and computational elements needed to finalize its accounting for the effects of the TCJA by December 22, 2018.

The decrease in the effective tax rate for the quarter ended March 31, 2018 is primarily due to a reduction of the estimated full year forecasted effective tax rate as a result of the enactment of TCJA. In addition, the rate reflects a tax charge of $44 million primarily related to provisional adjustments associated with regulatory guidance issued during the first quarter regarding the deemed repatriation provisions of the TCJA. This is partially offset by the absence of the unfavorable tax impact in the March 31, 2017 period related to the gain on the sale of UTC Climate Control & Security’s investment in Watsco, Inc.

As shown in the table above, the effective tax rate for the quarter ended March 31, 2018 is 27.6%; the effective income tax rate for the same period, excluding restructuring, non-operational nonrecurring items, is 25.0%.  We estimate our full year 2018 annual effective income tax rate to be approximately 25.5%, excluding restructuring, non-operational nonrecurring items and adjustments related to the TCJA.

Net Income Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2018	2017
Net income attributable to common shareowners	$1,297	$1,386
Diluted earnings per share from operations	$1.62	$1.73
Net income attributable to common shareowners for the quarter ended March 31, 2018 includes restructuring charges, net of tax benefit, of $52 million as well as a net charge for significant non-operational and/or nonrecurring items, including the impact of taxes, of $72 million. The effect of restructuring charges and significant non-operational and/or nonrecurring items on diluted earnings per share for the quarter ended March 31, 2018 was a charge of $0.15 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.04 per diluted share.
Net income attributable to common shareowners for the quarter ended March 31, 2017 includes restructuring charges, net of tax benefit, of $34 million as well as gains from the sale of available-for-sale securities, net of tax, of $238 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the quarter ended March 31, 2017 was a gain of $0.25 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.03 per diluted share.
Restructuring Costs

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Restructuring costs	$69	$52
Restructuring actions are an essential component of our operating margin improvement efforts and relate to existing and recently acquired operations. Charges generally arise from severance related to workforce reductions, facility exit and lease termination costs associated with the consolidation of field and manufacturing operations and costs to exit legacy programs. We expect restructuring costs in 2018 to be consistent with 2017, including trailing costs related to prior actions associated with our continuing cost reduction efforts and the integration of acquisitions. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.
2018 Actions. During the quarter ended March 31, 2018, we recorded net pre-tax restructuring charges of $12 million relating to ongoing cost reduction actions initiated in 2018. We expect to incur additional restructuring charges of $40 million to complete these actions. We are targeting to complete in 2018 and 2019 the majority of the remaining workforce and facility related cost reduction actions initiated in 2018. We expect recurring pre-tax savings in continuing operations to increase to approximately $26 million annually over the two-year period subsequent to initiating the actions. Approximately 95% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2018, we had cash outflows of approximately $4 million related to the 2018 actions.
2017 Actions. During the quarter ended March 31, 2018 and 2017, we recorded net pre-tax restructuring charges of $51 million and $24 million, respectively, for actions initiated in 2017. We expect to incur additional restructuring charges of $103 million to complete these actions. We are targeting to complete in 2018 the majority of the remaining workforce and facility related cost reduction actions initiated in 2017. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $207 million annually, of which, approximately $43 million was realized during the quarter ended March 31, 2018. Approximately 81% of the total expected pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2018, we had cash outflows of approximately $39 million related to the 2017 actions.
In addition, during the quarter ended March 31, 2018, we recorded net pre-tax restructuring costs totaling $6 million for restructuring actions initiated in 2016 and prior. For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2018 and 2017 are included in "Eliminations and other" below, which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
At constant currency and excluding the effect of acquisitions and divestitures, UTC Climate, Controls & Security equipment orders in the quarter ended March 31, 2018 increased 10% in comparison to the same period of the prior year, driven by increases in transport refrigeration (37%) and residential equipment (24%). At constant currency, and excluding the impact of the New Revenue Standard, Otis new equipment orders in the quarter were down 4% in comparison to the prior year, driven by a decrease in orders in North America (9%) and China (2%).
Summary performance for each of the commercial businesses for the quarters ended March 31, 2018 and 2017 was as follows:

	Otis			UTC Climate, Controls & Security
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net Sales	$3,037	$2,804	8%	$4,376	$3,892	12%
Cost of Sales	2,134	1,941	10%	3,104	2,762	12%
	903	863	5%	1,272	1,130	13%
Operating Expenses and Other	453	416	9%	680	199	242%
Operating Profits	$450	$447	1%	$592	$931	(36)%

Operating Profit Margins	14.8%	15.9%	13.5%	23.9%

Otis –
Quarter Ended March 31, 2018 Compared with Quarter Ended March 31, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	1%	6%	—	—	1%
Cost of Sales	1%	7%	—	1%	1%
Operating Profits	(2)%	7%	—	(4)%	—
The organic sales increase of 1% reflects higher service sales (2%), primarily driven by growth in North America, partially offset by lower new equipment sales (1%). The decline in new equipment sales was driven by a decline in China (2%), partially offset by growth in North America (1%).
The operational profit decrease of 2% was driven by:

•	unfavorable price and mix (12%), primarily driven by China

•	higher selling, general and administrative expenses (2%)

•	unfavorable commodities impact (2%)
These decreases were partially offset by:

•	profit contribution from the higher sales volumes noted above (8%)

•	favorable transactional foreign exchange gains from mark-to-market adjustments and embedded foreign currency derivatives within certain new equipment contracts (4%)

•	favorable productivity (3%).

UTC Climate, Controls & Security –
Quarter Ended March 31, 2018 Compared with Quarter Ended March 31, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	7%	5%	—	—	—
Cost of Sales	7%	5%	—	—	—
Operating Profits	7%	2%	—	1%	(46)%
The organic sales increase of 7% was driven by growth in residential HVAC (2%), global commercial HVAC (2%), and transport refrigeration (2%) primarily driven by strong performance in the container division.

The operational profit increase of 7% was driven by:

•	profit contribution from the higher sales volumes noted above, net of unfavorable mix (5%)

•	the absence of a prior year unfavorable contract adjustment related to a large commercial project (3%)
These increases were partially offset by:

•	higher commodity cost, net of favorable pricing (1%)

The 46% decrease in “Other” primarily reflects the absence of gains on the sale of investments in the prior year (44%), driven by Watsco, Inc., and the impact of period costs associated with a product recall program (2%).

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
We continue to see growth in a strong commercial airline industry which is benefiting from traffic growth, lower airfares, and stronger economic conditions. Airline traffic, as measured by RPMs, grew approximately 6% in the first two months of 2018.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMPs) at Pratt & Whitney and long-term aftermarket service agreements at UTC Aerospace Systems. FMPs are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMPs and long-term aftermarket service agreements in lieu of transactional spare part sales as new aerospace product offerings enter our customers' fleets under long-term service agreements and legacy fleets are retired. For the first three months of 2018, as compared with 2017, total commercial aerospace aftermarket sales increased 18% at Pratt & Whitney and 16% at UTC Aerospace Systems.
We record changes in contract estimates using the cumulative catch-up method. Operating profit in the quarter ended March 31, 2018 included significant net unfavorable changes in aerospace contract estimates totaling $41 million, primarily reflecting unfavorable net contract adjustments recorded at Pratt & Whitney and UTC Aerospace Systems. Operating profit in the quarter ended March 31, 2017 included significant net unfavorable changes in aerospace contract estimates of $29 million, primarily representing unfavorable contract adjustments recorded at Pratt & Whitney.
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
Summary performance for each of the aerospace businesses for the quarters ended March 31, 2018 and 2017 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net Sales	$4,329	$3,758	15%	$3,817	$3,611	6%
Cost of Sales	3,521	2,986	18%	2,783	2,667	4%
	808	772	5%	1,034	944	10%
Operating Expenses and Other	395	416	(5)%	446	413	8%
Operating Profits	$413	$356	16%	$588	$531	11%

Operating Profit Margins	9.5%	9.5%	15.4%	14.7%

Pratt & Whitney –
Quarter Ended March 31, 2018 Compared with Quarter Ended March 31, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	9%	1%	—	—	5%
Cost of Sales	11%	1%	—	—	6%
Operating Profits	4%	4%	—	—	8%
* For Pratt & Whitney only, the transactional impact of foreign exchange hedging at Pratt & Whitney Canada has been netted against the translational foreign exchange impact for presentation purposes in the above table. For all other segments these foreign exchange transactional impacts are included within the organic/operational caption in their respective tables. Due to its significance to Pratt & Whitney's overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

The organic sales increase of 9% primarily reflects higher commercial aftermarket sales (7%) and higher military sales (2%). The 5% increase in "Other" reflects the sales impact of adopting the New Revenue Standard.
The operational profit increase of 4% was primarily driven by:

•	higher commercial aftermarket profit contribution (15%), driven by the sales increase noted above

•	higher military profit contribution (9%), driven by the sales increase noted above

These increases were partially offset by:

•	lower commercial OEM profit contribution (22%), primarily driven by higher negative engine margin due to unfavorable mix and customer support costs
The 8% increase in "Other" primarily reflects a gain on a divestiture (5%) and the operating profit impact of adopting the New Revenue Standard (3%).

UTC Aerospace Systems –
Quarter Ended March 31, 2018 Compared with Quarter Ended March 31, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	5%	1%	—	—	—
Cost of Sales	2%	2%	—	—	—
Operating Profits	15%	(3)%	—	(1)%	—
The organic sales increase of 5% primarily reflects higher commercial aerospace aftermarket sales (5%) and higher military OEM and aftermarket sales (3%), partially offset by lower commercial OEM sales (3%).
The operational profit increase of 15% primarily reflects:

•	higher commercial aerospace profit contribution driven by commercial aftermarket sales growth, partially offset by lower commercial aerospace OEM profit contribution (net, 13%)

•	higher military OEM and aftermarket profit contribution (6%)

•	lower research and development costs (3%)
These increases were partially offset by:

•	higher selling, general and administrative expenses (7%)

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended March 31,		Quarter Ended March 31,
(dollars in millions)	2018	2017	2018	2017
Eliminations and other	$(317)	$(250)	$(11)	$(18)
General corporate expenses	—	—	(104)	(103)

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year decrease in sales for the quarter ended March 31, 2018, as compared to the same period of 2017, reflects an increase in the amount of inter-segment eliminations, principally between our aerospace businesses. The increase in operating profits for the quarter ended March 31, 2018, includes the year-over-year impact of favorable insurance settlements and the favorable year-over-year impact of foreign exchange, partially offset by transaction costs related to the merger agreement with Rockwell Collins. General corporate expenses for the quarter ended March 31, 2018, were consistent with the corresponding period of 2017.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$7,667	$8,985	$7,156
Total debt	27,347	27,485	24,582
Net debt (total debt less cash and cash equivalents)	19,680	18,500	17,426
Total equity	32,492	31,421	29,272
Total capitalization (total debt plus total equity)	59,839	58,906	53,854
Net capitalization (total debt plus total equity less cash and cash equivalents)	52,172	49,921	46,698

Total debt to total capitalization	46%	47%	46%
Net debt to net capitalization	38%	37%	37%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows from continuing operations. For 2018, we expect cash flows from continuing operations, net of capital expenditures, to approximate $4.5 billion to $5.0 billion. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
At March 31, 2018, we had cash and cash equivalents of $7,667 million, of which approximately 51% was held by UTC's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As previously discussed, on December 22, 2017, the TCJA was enacted. Prior to enactment of the TCJA, with few exceptions, U.S. income taxes had not been provided on undistributed earnings of UTC's international subsidiaries as the Company had intended to reinvest such earnings permanently outside the U.S. or to repatriate such earnings only when it was tax effective to do so. The Company continues to evaluate the impact of the TCJA on its existing accounting position related to the undistributed earnings. Due to the inherent complexities in determining any incremental U.S. Federal and State taxes and the non-U.S. taxes that may be due if all of these earnings were remitted to the U.S. and in accordance with SAB 118 this evaluation has not been completed and no provisional amount has been recorded in regard to the undistributed amounts. After completing its evaluation, the Company will accrue any additional taxes due on previously undistributed earnings to be distributed in the future.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2018 and December 31, 2017, the amount of such restricted cash was approximately $37 million and $33 million, respectively.

Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization of 46% at March 31, 2018, remained consistent with the prior year. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, discretionary pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
At March 31, 2018, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of March 31, 2018, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2018, our maximum commercial paper borrowing limit was $4.35 billion.
Commercial paper borrowings at March 31, 2018 include approximately €750 million ($930 million) of euro-denominated commercial paper.
On February 1, 2018, we repaid at maturity the $99 million 6.80% notes due in 2018 and on February 22, 2018, we repaid at maturity the €750 million EURIBOR plus 0.80% floating rate notes due in 2018.
On November 13, 2017, we issued €750 million aggregate principal amount of floating rate notes due 2019. The net proceeds from this debt issuance were used to fund the repayment of commercial paper and for other general corporate purposes.
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
Within the Business Overview of Management's Discussion and Analysis, we have described the pending acquisition of Rockwell Collins. The purchase consideration will be a combination of UTC shares and cash.     We anticipate that approximately $15 billion will be required to pay the aggregate cash portion of the Merger Consideration. We expect to fund the cash portion of the Merger Consideration through debt issuances and cash on hand. Additionally, we have entered into a $6.5 billion 364-day unsecured bridge loan credit agreement that would be funded only to the extent certain anticipated debt issuances are not completed prior to the completion of the merger. We expect to assume approximately $7 billion of Rockwell Collins’ outstanding debt. To help manage the cash flow and liquidity impact resulting from the proposed acquisition, we have suspended share repurchases, excluding activity relating to our employee savings plans. As we continue to assess the impacts of the TCJA, future opportunities for repatriation of our non-U.S. earnings, and accelerated de-leveraging, we may consider, in addition to investments in our operations, limited additional share repurchases to offset the effects of dilution related to our stock-based compensation programs. We have repatriated $3.8 billion of overseas cash for the quarter ended March 31, 2018. Available cash on hand will be used to reduce the debt funding requirements for the transaction.
We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, we continue to have access to the commercial paper markets and our existing credit facilities, and our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Net cash flows provided by operating activities	$453	$993
Cash generated from operating activities in the quarter ended March 31, 2018 was $540 million lower than the same period in 2017. This decrease in cash flows provided by operations is driven by an increase in working capital of $497 million, primarily due to an increase in accounts receivable of $872 million and an increase in short term contract assets of $417 million, partially offset by an increase in short term contract liabilities of $652 million. The primary drivers for the growth in accounts receivable are sales growth and a reduction in factoring activity. The reduced volume of factoring activity resulted in a decrease of approximately $560 million in cash generated from operating activities in the quarter ended March 31, 2018, as compared to the prior year. This decrease does not reflect the factoring of certain aerospace receivables performed at customer request for which we are compensated by the customer for the extended payment cycle.
In the quarter ended March 31, 2018, cash outflows from working capital were $972 million. Accounts receivables increased due to an increase in sales volume driven by UTC Climate, Controls & Security North American HVAC Residential business and UTC Aerospace Systems and Pratt & Whitney, timing, and a decrease in factoring activity on receivables , primarily at Pratt & Whitney. Current contract assets increased primarily due to progress and spend on fleet maintenance contracts and government contracts at Pratt & Whitney. Inventory increased in the quarter primarily driven by UTC Climate, Controls & Security seasonal build and an increase in production work in process for the A320 NEO in the aerospace businesses. These increases were partially offset by increases in accounts payable and accrued liabilities, driven by the higher inventory purchasing activity and customer advances at Pratt & Whitney as well as an increase in current contract liabilities driven by seasonal advanced billings and progress payments on major contracts at Otis and the timing of billings on aftermarket contracts at Pratt & Whitney.
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
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the quarter ended March 31, 2018 and 2017 were approximately $37 million and $46 million, respectively. Although our domestic pension plans are approximately 102% funded on a projected benefit obligation basis as of March 31, 2018, and we are not required to make additional contributions through the end of 2028, we may elect to make discretionary contributions in 2018. We expect to make total contributions of approximately $100 million to our global defined benefit pension plans in 2018. Contributions to our global defined benefit pension plans in 2018 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Net cash flows used in investing activities	$(976)	$(139)
Cash flows used in investing activities of continuing operations for the quarter ended March 31, 2018 and 2017 primarily reflect capital expenditures, cash investments in businesses, cash investments in customer financing assets, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts. The increase in cash flows used in investing activities in the quarter ended March 31, 2018 compared to March 31, 2017 of $837 million primarily relates to the absence of net proceeds received of $596 million from UTC Climate, Controls & Security's sale of investments in Watsco, Inc. in the quarter ended March 31, 2017 as well as an increase in customer financing asset of $94 million, and an increase in payment from settlements of derivatives contracts of $108 million.
Capital expenditures for the quarter ended March 31, 2018 ($337 million) primarily relate to investments in production capacity at Pratt & Whitney, new facilities at UTC Climate, Controls & Security, as well as several small projects at UTC Aerospace Systems.
Cash investments in businesses in the quarter ended March 31, 2018 ($125 million) primarily consisted of an acquisition at Pratt & Whitney. We do not expect to have additional significant acquisition spend, other than the expected acquisition of Rockwell Collins. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities.

Customer financing activities were a net use of cash of $241 million, primarily driven by additional Geared Turbofan engines to support customer fleets, and $147 million for the quarter ended March 31, 2018 and 2017, respectively. While we expect that 2018 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $15.1 billion at March 31, 2018 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.8 billion may be required to be disbursed during the remainder of 2018. We had commercial aerospace financing and other contractual commitments of approximately $15.3 billion at December 31, 2017.
During the quarter ended March 31, 2018, our collaboration intangible assets increased by approximately $78 million, of which $72 million resulted from payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. The settlement of these derivative instruments resulted in a net cash outflow of approximately $221 million and $113 million during the quarter ended March 31, 2018 and 2017, respectively.

Cash Flow - Financing Activities

	Quarter Ended March 31,
(dollars in millions)	2018	2017
Net cash flows used in financing activities	$(910)	$(929)
Our financing activities primarily include the issuance and repayment of short term and long term debt, payment of dividends and stock repurchases. Net cash used in financing activities decreased $19 million in the quarter end March 31, 2018 compared to the quarter ended March 31, 2017 primarily due to an increase in short term borrowings of $99 million and a decrease in share repurchase activity of $908 million, offset by an increase in long term debt repayments of $954 million and an increase in dividends paid of $30 million.
Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $0.9 billion of outstanding commercial paper at March 31, 2018.
At March 31, 2018, management had remaining authority to repurchase approximately $2.3 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. We made cash payments of approximately $25 million to repurchase approximately 188 thousand shares of our common stock during the quarter ended March 31, 2018. In connection with the merger agreement with Rockwell Collins announced on September 4, 2017, we have suspended share repurchases, excluding activity required under our equity award programs and employee savings plans. As we continue to assess the impacts of the TCJA, future opportunities for repatriation of our non-U.S. earnings, and accelerated de-leveraging, we may consider, in addition to investments in our operations, limited additional share repurchases to offset the effects of dilution related to our stock-based compensation programs.
We paid dividends on common stock of $0.70 per share, totaling approximately $535 million in the aggregate for the quarter ended March 31, 2018. On February 5, 2018, the Board of Directors declared a dividend of $0.70 per share payable March 10, 2018 to shareowners of record at the close of business on February 16, 2018.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2017 Annual Report, incorporated by reference in our 2017 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of March 31, 2018, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2018. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2017 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook", "confident" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of United Technologies or the combined company following United Technologies’ pending acquisition of Rockwell Collins, the anticipated benefits of the pending acquisition, including estimated synergies, the expected timing of financing and completion of the transaction and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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

•
the scope, nature, impact or timing of acquisition and divestiture or restructuring activity, including the pending acquisition of Rockwell Collins, including among other things integration of acquired businesses into UTC's existing businesses and realization of synergies and opportunities for growth and innovation;

•
future timing and levels of indebtedness, including indebtedness expected to be incurred by UTC in connection with the pending Rockwell Collins acquisition, and capital spending and research and development spending, including in connection with the pending Rockwell Collins acquisition;

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

•
the effect of changes in political conditions in the U.S. and other countries in which we and Rockwell Collins operate, including the effect of changes in U.S. trade policies or the U.K.'s pending withdrawal from the EU, on general market conditions, global trade policies and currency exchange rates in the near term and beyond; and

•
the effect of changes in tax (including the U.S. tax reform enacted on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act of 2017), environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we and Rockwell Collins operate;

•
the ability of UTC and Rockwell Collins to receive the required regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the merger) and to satisfy the other conditions to the closing of the pending acquisition on a timely basis or at all;

•
the occurrence of events that may give rise to a right of one or both of UTC or Rockwell Collins to terminate the merger agreement, including in circumstances that might require Rockwell Collins to pay a termination fee of $695 million to UTC or $50 million of expense reimbursement;

•	negative effects of the announcement or the completion of the merger on the market price of UTC’s and/or Rockwell Collins’ common stock and/or on their respective financial performance;

•	risks related to Rockwell Collins and UTC being restricted in their operation of their businesses while the merger agreement is in effect;

•	risks relating to the value of the UTC’s shares to be issued in connection with the pending Rockwell acquisition, significant merger costs and/or unknown liabilities;

•	risks associated with third-party contracts containing consent and/or other provisions that may be triggered by the Rockwell merger agreement;

•	risks associated with merger-related litigation or appraisal proceedings; and

•	the ability of UTC and Rockwell Collins, or the combined company, to retain and hire key personnel.
In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Consolidated Financial Statements" under the heading "Note 15: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and in our 2017 Annual Report and 2017 Form 10-K. Additional important information as to these factors is included in our 2017 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters", in our 2017 Form 10-K in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole" and in our Form S-4 Registration Statement (Registration No. 333-220883) under the heading "Risk Factors". The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Telephone Consumer Protection Act
As previously disclosed, UTC Fire & Security Americas Corporation, Inc. (UTCFS) was named as a defendant in numerous putative class actions that were filed on behalf of purported classes of persons who alleged that third-party entities placed "robocalls" and/or placed calls to numbers listed on the "Do Not Call Registry" on behalf of UTCFS in contravention of the Telephone Consumer Protection Act (TCPA).  In each putative class action suit, plaintiffs sought injunctive relief and monetary damages.  Each violation under the TCPA provides for $500 in statutory damages or up to $1,500 for any willful violation.  In August 2016, UTCFS moved for summary judgment in the Northern District of West Virginia, the court in which all of the pending TCPA cases has been consolidated, arguing that the third parties who placed the calls in alleged violation of the TCPA were not acting as UTCFS’ agents and, therefore, UTCFS could not be vicariously liable for those calls under the TCPA.  On December 22, 2016, the district court granted UTCFS’ summary judgment motion and dismissed the claims against UTCFS. The plaintiffs appealed the decision on February 14, 2017. On March 14, 2018, the United States Court of Appeals for the Fourth Circuit affirmed the district court's decision. We believe that this matter is now concluded.
DOJ/SEC Investigations
As previously disclosed, in December 2013 and January 2014, UTC made voluntary disclosures to the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC) Division of Enforcement and the United Kingdom’s Serious Fraud Office to report the status of its internal investigation regarding a non-employee sales representative retained by United Technologies International Operations, Inc. (UTIO) and IAE for the sale of Pratt & Whitney and IAE engines and aftermarket services, respectively, in China. On April 7, 2014, the SEC notified UTC that it was conducting a formal investigation and issued a subpoena to UTC. The SEC issued a second subpoena on March 9, 2015 seeking documents related to internal allegations of violations of anti-bribery laws from UTC’s aerospace and commercial businesses, including but not limited to Otis businesses in China. On March 7, 2018, the DOJ notified UTC that it had decided to close its investigation of this matter. We have engaged in discussions with the SEC staff to resolve this matter. Because these discussions are ongoing, we cannot predict the outcome or the consequences thereof at this time.
See Note 15: Contingent Liabilities, for discussion regarding other legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2017 Form 10-K.

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended March 31, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2017	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	55	$136.50	55	$2,287
February 1 - February 28	80	132.52	80	$2,276
March 1 - March 30	53	128.84	53	$2,269
Total	188	$132.63	188
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At March 31, 2018, the maximum dollar value of shares that may yet be purchased under this current program was approximately $2,269 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. No shares were reacquired in transactions outside the program during the quarter ended March 31, 2018.
On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, under which we will acquire Rockwell Collins. To manage the cash flow and liquidity impacts of these actions, we have suspended share repurchases, excluding activity required under our equity award programs and employee savings plans.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20180331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20180331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20180331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20180331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20180331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20180331_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	April 27, 2018	by:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 27, 2018	by:	/s/ ROBERT J. BAILEY
Robert J. Bailey
Corporate Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)