Form 10-Q
period 2018-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2018-07-27
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
At June 30, 2018 there were 800,093,285 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2018

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,
(dollars in millions, except per share amounts)	2018	2017
Net Sales:
Product sales	$11,520	$10,661
Service sales	5,185	4,619
	16,705	15,280
Costs and Expenses:
Cost of products sold	9,154	7,957
Cost of services sold	3,268	3,207
Research and development	589	619
Selling, general and administrative	1,759	1,590
	14,770	13,373
Other income, net	941	257
Operating profit	2,876	2,164
Non-service pension (benefit)	(192)	(126)
Interest expense, net	234	226
Income from operations before income taxes	2,834	2,064
Income tax expense	695	532
Net income from operations	2,139	1,532
Less: Noncontrolling interest in subsidiaries' earnings from operations	91	93
Net income attributable to common shareowners	$2,048	$1,439
Earnings Per Share of Common Stock - Basic:
Net income attributable to common shareowners	$2.59	$1.83
Earnings Per Share of Common Stock - Diluted:
Net income attributable to common shareowners	$2.56	$1.80
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions, except per share amounts)	2018	2017
Net Sales:
Product sales	$21,778	$20,298
Service sales	10,169	8,797
	31,947	29,095
Costs and Expenses:
Cost of products sold	17,170	15,268
Cost of services sold	6,532	6,032
Research and development	1,143	1,205
Selling, general and administrative	3,470	3,127
	28,315	25,632
Other income, net	1,172	845
Operating profit	4,804	4,308
Non-service pension (benefit)	(383)	(249)
Interest expense, net	463	439
Income from operations before income taxes	4,724	4,118
Income tax expense	1,217	1,118
Net income from operations	3,507	3,000
Less: Noncontrolling interest in subsidiaries' earnings from operations	162	175
Net income attributable to common shareowners	$3,345	$2,825
Earnings Per Share of Common Stock - Basic:
Net income attributable to common shareowners	$4.23	$3.57
Earnings Per Share of Common Stock - Diluted:
Net income attributable to common shareowners	$4.18	$3.53
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Net income	$2,139	$1,532	$3,507	$3,000
Other comprehensive income (loss), net of tax (expense) benefit:
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	(602)	249	(193)	395
Less: Reclassification adjustments for gain on sale of an investment in a foreign entity recognized in Other income, net	(3)	—	(3)	—
	(605)	249	(196)	395
Tax (expense) benefit	(74)	—	56	—
	(679)	249	(140)	395
Pension and postretirement benefit plans
Pension and postretirement benefit plans adjustments during the period	18	(5)	26	(4)
Amortization of actuarial loss and prior service credit	88	132	176	263
	106	127	202	259
Tax expense	(26)	(47)	(49)	(96)
	80	80	153	163
Unrealized loss on available-for-sale securities
Unrealized holding gain (loss) arising during period	—	30	—	(2)
Reclassification adjustments for loss included in Other income, net	—	(24)	—	(407)
ASU 2016-01 adoption impact	—	—	(5)	—
	—	6	(5)	(409)
Tax (expense) benefit	—	(2)	—	156
	—	4	(5)	(253)
Change in unrealized cash flow hedging
Unrealized cash flow hedging (loss) gain arising during period	(245)	66	(200)	130
(Gain) loss reclassified into Product sales	(1)	5	(28)	10
	(246)	71	(228)	140
Tax benefit (expense)	60	(17)	56	(32)
	(186)	54	(172)	108
Other comprehensive (loss) income, net of tax	(785)	387	(164)	413
Comprehensive income	1,354	1,919	3,343	3,413
Less: Comprehensive income attributable to noncontrolling interest	(53)	(111)	(157)	(218)
Comprehensive income attributable to common shareowners	$1,301	$1,808	$3,186	$3,195
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$11,068	$8,985
Accounts receivable, net	11,973	12,595
Contract assets, current	3,273	—
Inventories and contracts in progress, net	8,979	9,881
Other assets, current	1,263	1,397
Total Current Assets	36,556	32,858
Customer financing assets	2,763	2,372
Future income tax benefits	1,626	1,723
Fixed assets	21,597	21,364
Less: Accumulated depreciation	(11,482)	(11,178)
Fixed assets, net	10,115	10,186
Goodwill	27,699	27,910
Intangible assets, net	15,739	15,883
Other assets	7,071	5,988
Total Assets	$101,569	$96,920
Liabilities and Equity
Short-term borrowings	$985	$392
Accounts payable	9,623	9,579
Accrued liabilities	8,730	12,316
Contract liabilities, current	5,652	—
Long-term debt currently due	78	2,104
Total Current Liabilities	25,068	24,391
Long-term debt	27,246	24,989
Future pension and postretirement benefit obligations	2,589	3,036
Other long-term liabilities	13,190	12,952
Total Liabilities	68,093	65,368
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	130	131
Shareowners' Equity:
Common Stock	17,747	17,574
Treasury Stock	(35,645)	(35,596)
Retained earnings	57,027	55,242
Unearned ESOP shares	(81)	(85)
Accumulated other comprehensive loss	(7,684)	(7,525)
Total Shareowners' Equity	31,364	29,610
Noncontrolling interest	1,982	1,811
Total Equity	33,346	31,421
Total Liabilities and Equity	$101,569	$96,920
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2018	2017
Operating Activities:
Net income from operations	$3,507	$3,000
Adjustments to reconcile net income from operations to net cash flows provided by operating activities:
Depreciation and amortization	1,173	1,039
Deferred income tax provision	45	502
Stock compensation cost	117	96
Gain on sale of Taylor Company	(795)	—
Change in:
Accounts receivable	(1,661)	(951)
Contract assets, current	(617)	—
Inventories and contracts in progress	(962)	(1,066)
Other current assets	301	27
Accounts payable and accrued liabilities	2,010	1,436
Contract liabilities, current	440	—
Global pension contributions	(59)	(79)
Canadian government settlement	(221)	(246)
Other operating activities, net	(723)	(619)
Net cash flows provided by operating activities	2,555	3,139
Investing Activities:
Capital expenditures	(709)	(771)
Investments in businesses	(134)	(168)
Dispositions of businesses	1,094	19
Proceeds from sale of investments in Watsco, Inc.	—	596
Increase in customer financing assets, net	(344)	(240)
Increase in collaboration intangible assets	(181)	(195)
Receipts (payments) from settlements of derivative contracts	82	(294)
Other investing activities, net	(46)	63
Net cash flows used in investing activities	(238)	(990)
Financing Activities:
Issuance of long-term debt	2,429	4,013
Repayment of long-term debt	(2,092)	(1,611)
Increase in short-term borrowings, net	642	32
Proceeds from Common Stock issued under employee stock plans	6	22
Dividends paid on Common Stock	(1,070)	(1,008)
Repurchase of Common Stock	(52)	(1,370)
Other financing activities, net	(74)	(130)
Net cash flows used in financing activities	(211)	(52)
Effect of foreign exchange rate changes on cash and cash equivalents	(18)	95
Net increase in cash, cash equivalents and restricted cash	2,088	2,192
Cash, cash equivalents and restricted cash, beginning of year	9,018	7,189
Cash, cash equivalents and restricted cash, end of period	11,106	9,381
Less: Restricted cash, included in Other assets	38	36
Cash and cash equivalents, end of period	$11,068	$9,345
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at June 30, 2018 and for the quarter and six months ended June 30, 2018 and 2017 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2017 Annual Report) incorporated by reference in our Annual Report on Form 10-K for calendar year 2017 (2017 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the six months ended June 30, 2018, our investment in business acquisitions was $134 million, and primarily consisted of an acquisition at Pratt & Whitney. On June 21, 2018, UTC Climate, Controls & Security completed its sale of Taylor Company for proceeds of $1.0 billion resulting in a pre-tax gain of $795 million ($588 million after tax).
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
Goodwill. Changes in our goodwill balances for the six months ended June 30, 2018 were as follows:

(dollars in millions)	Balance as of January 1, 2018	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of June 30, 2018
Otis	$1,737	$5	$(34)	$1,708
UTC Climate, Controls & Security	10,009	1	(211)	9,799
Pratt & Whitney	1,511	57	(3)	1,565
UTC Aerospace Systems	14,650	—	(26)	14,624
Total Segments	27,907	63	(274)	27,696
Eliminations and other	3	—	—	3
Total	$27,910	$63	$(274)	$27,699

The $274 million net reduction in goodwill within Foreign Currency Translation and Other includes a $150 million reduction of goodwill attributable to UTC Climate, Controls & Security's sale of Taylor Company.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2018		December 31, 2017
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,187	$(1,588)	$2,178	$(1,534)
Patents and trademarks	364	(226)	399	(233)
Collaboration intangible assets	4,294	(510)	4,109	(384)
Customer relationships and other	13,425	(4,281)	13,352	(4,100)
	20,270	(6,605)	20,038	(6,251)
Unamortized:
Trademarks and other	2,074	—	2,096	—
Total	$22,344	$(6,605)	$22,134	$(6,251)
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
Amortization of intangible assets for the quarter and six months ended June 30, 2018 was $232 million and $455 million, respectively, compared with $210 million and $415 million for the same periods of 2017. The following is the expected amortization of intangible assets for the years 2018 through 2023, which reflects the pattern of expected economic benefit on certain aerospace intangible assets.

(dollars in millions)	Remaining 2018	2019	2020	2021	2022	2023
Amortization expense	$457	$873	$874	$899	$896	$918
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
Revenue Recognition Accounting Policy Summary. We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606: Revenue from Contracts with Customers. Under Topic 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while others contain multiple performance obligations most commonly when a contract spans multiple phases of the product life-cycle such as development, production, maintenance and support. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on its standalone selling price.
We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price, including contractual discounts, contract incentive payments, estimates of award fees, and other sources of variable consideration, when determining the transaction price of each contract. We include variable consideration in the estimated transaction price when there is a basis to reasonably estimate the amount. These estimates are based on historical experience, anticipated performance and our best judgment at the time. We also consider whether our contracts provide customers with significant financing. Generally, our contracts do not contain significant financing.
Point in time revenue recognition. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Performance obligations are satisfied as of a point in time for heating, ventilating, air-conditioning and refrigeration systems, certain alarm and fire detection and suppression systems, and certain aerospace components, engines, and spare parts. Revenue is recognized when control of the product transfers to the customer, generally upon product shipment.
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
For certain of our long-term aftermarket contracts, revenue is recognized over the contract period. In the commercial businesses, revenue is primarily recognized on a straight-line basis over the contract period. In the aerospace businesses, we generally account for such contracts as a series of daily obligations to stand ready to provide product maintenance and aftermarket services. Revenue is primarily recognized in proportion to cost as sufficient historical evidence indicates that the cost of performing services under the contract is incurred on an other than straight-line basis. Aerospace contract modifications are routine and contracts are often modified to account for changes in contract specifications or requirements. Contract modifications that are for goods or services that are not distinct are accounted for as part of the existing contract.
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
We review our cost estimates on significant contracts on a quarterly basis and for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. We record changes in contract estimates using the cumulative catch-up method.
The New Revenue Standard changed the revenue recognition practices for a number of revenue streams across our businesses, although the most significant impacts are concentrated in our aerospace units. Several businesses, which previously accounted for revenue on a point in time basis are now required to use an over-time model when their contracts meet one or more of the mandatory criteria established in the New Revenue Standard. Revenue is now recognized based on percentage-of-completion for repair contracts within Otis and UTC Climate, Controls & Security; certain U.S. Government and commercial aerospace equipment contracts; and aerospace aftermarket service work. For these businesses, unrecognized sales related to the satisfied portion of the performance obligations of contracts in process as of the date of adoption of approximately $220 million were recorded through retained earnings. The ongoing effect of recording revenue on a percentage-of-completion basis within these businesses is not expected to be materially different than the previous revenue recognition method.
In addition to the foregoing, our aerospace businesses, in certain cases, also changed the timing of manufacturing cost recognition and certain engineering and development costs. In most circumstances, our commercial aerospace businesses identify the performance obligation as the individual OEM unit; revenue and cost to manufacture each unit are recognized upon OEM unit delivery. Under the prior accounting, the unit of accounting was the contract and early-contract OEM unit costs in excess of the average unit costs expected over the contract were capitalized and amortized over lower-cost units later in the contract. With the adoption of the New Revenue Standard, deferred unit costs in excess of the contract average of $438 million as of January 1, 2018 were eliminated through retained earnings, and as such, will not be amortized into future earnings.
Under the New Revenue Standard, costs incurred for engineering and development of aerospace products under contracts with customers must be capitalized as contract fulfillment costs, to the extent recoverable from the associated contract margin, and subsequently amortized as the OEM products are delivered to the customer. Under prior accounting, we generally expensed costs of engineering and development of aerospace products. The new standard also requires that customer funding of OEM product engineering and development be deferred in instances where economic benefit does not transfer to the customer and recognized as revenue when the OEM products are delivered. Engineering and development costs which do not qualify for capitalization as contract fulfillment costs are expensed as incurred. Prior to the New Revenue Standard, any customer funding received for such development efforts was recognized when earned, with the corresponding costs recognized as cost of sales.
With the adoption of the New Revenue Standard, we capitalized engineering and development costs of approximately $700 million as contract fulfillment cost assets through retained earnings as of January 1, 2018. We also established previously recognized customer funding of approximately $850 million as a contract liability through retained earnings as of the adoption date.
We expect the New Revenue Standard will have an immaterial impact on our 2018 net income. Adoption of the New Revenue Standard has resulted in Statement of Operations classification changes between Net Sales, Cost of sales, Research & development, and Other income. The New Revenue Standard also resulted in the establishment of Contract asset and Contract liability balance sheet accounts, and in the reclassification of balances to these new accounts from Accounts receivable, Inventories and contracts in progress, net, and Accrued liabilities. In addition to the following disclosures, Note 16 provides incremental disclosures required by the New Revenue Standard, including disaggregation of revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following schedules quantify the impact of the New Revenue Standard on the statement of operations for the quarter and six months ended June 30, 2018. The effect of the new standard represents the increase (decrease) in the line item based on the adoption of the New Revenue Standard.

(dollars in millions)	Quarter Ended June 30, 2018, under previous standard	Effect of the New Revenue Standard	Quarter Ended June 30, 2018 as reported
Net Sales:
Product sales	$11,406	$114	$11,520
Service sales	5,115	70	5,185
	16,521	184	16,705
Costs and Expenses:
Cost of products sold	8,975	179	9,154
Cost of services sold	3,228	40	3,268
Research and development	607	(18)	589
Selling, general and administrative	1,759	—	1,759
	14,569	201	14,770
Other income, net	943	(2)	941
Operating profit	2,895	(19)	2,876
Non-service pension (benefit)	(192)	—	(192)
Interest expense, net	234	—	234
Income from operations before income taxes	2,853	(19)	2,834
Income tax expense	700	(5)	695
Net income from operations	2,153	(14)	2,139
Less: Noncontrolling interest in subsidiaries' earnings from operations	87	4	91
Net income attributable to common shareowners	$2,066	$(18)	$2,048

(dollars in millions)	Six Months Ended June 30, 2018, under previous standard	Effect of the New Revenue Standard	Six Months Ended June 30, 2018 as reported
Net Sales:
Product sales	$21,573	$205	$21,778
Service sales	9,968	201	10,169
	31,541	406	31,947
Costs and Expenses:
Cost of products sold	16,861	309	17,170
Cost of services sold	6,396	136	6,532
Research and development	1,180	(37)	1,143
Selling, general and administrative	3,470	—	3,470
	27,907	408	28,315
Other income, net	1,175	(3)	1,172
Operating profit	4,809	(5)	4,804
Non-service pension (benefit)	(383)	—	(383)
Interest expense, net	463	—	463
Income from operations before income taxes	4,729	(5)	4,724
Income tax expense	1,218	(1)	1,217
Net income from operations	3,511	(4)	3,507
Less: Noncontrolling interest in subsidiaries' earnings from operations	156	6	162
Net income attributable to common shareowners	$3,355	$(10)	$3,345

The New Revenue Standard resulted in an increase to Product and Service sales and Cost of products and services sold primarily due to the change to a percentage-of-completion revenue model for certain U.S Government and commercial aerospace equipment contracts, and aerospace aftermarket service work at Pratt & Whitney and UTC Aerospace Systems. The New Revenue Standard also resulted in an increase in Cost of products sold related to the timing of manufacturing cost recognition on early-contract OEM units sold, with costs in excess of the contract average unit costs recorded through Cost of products sold.
The lower amounts of research and development expense recognized under the New Revenue Standard reflect the capitalization of costs of engineering and development of aerospace products as contract fulfillment costs under contracts with customers.
The following schedule quantifies the impact of the New Revenue Standard on our balance sheet as of June 30, 2018.

(dollars in millions)	June 30, 2018 under previous standard	Effect of the New Revenue Standard	June 30, 2018 as reported
Assets
Accounts receivable, net	$13,432	$(1,459)	$11,973
Inventories	11,093	(2,114)	8,979
Contract assets, current	—	3,273	3,273
Other assets, current	1,276	(13)	1,263
Future income tax benefits	1,600	26	1,626
Intangible assets, net	15,807	(68)	15,739
Other assets	6,098	973	7,071

Liabilities and Equity
Accrued liabilities	$14,287	$(5,557)	$8,730
Contract liabilities, current	—	5,652	5,652
Other long term liabilities	12,180	1,010	13,190
Noncontrolling interest	1,977	5	1,982

Retained earnings	57,517	(490)	57,027
The decrease in Retained earnings of $490 million in the table above reflects $480 million of adjustments to the balance sheet as of January 1, 2018, resulting from the adoption of the New Revenue Standard and $10 million lower reported net income under the New Revenue Standard during 2018. The declines in Accounts receivable, net, Inventories, Other assets, current, and Intangible assets, net, reflect reclassifications to contract assets, and specifically for Inventories, earlier recognition of costs of products sold for contracts requiring an over-time method of revenue recognition. The increase in Other assets reflects the establishment of non-current contract assets and contract fulfillment cost assets.
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

Contract Assets and Liabilities. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of June 30, 2018 are as follows:

(dollars in millions)	June 30, 2018
Contract assets, current	$3,273
Contract assets, noncurrent (included within Other assets)	1,015
Total contract assets	4,288
Contract liabilities, current	(5,652)
Contract liabilities, noncurrent (included within Other long-term liabilities)	(4,838)
Total contract liabilities	(10,490)
Net contract liabilities	$(6,202)
Under the New Revenue Standard, during the six months ended June 30, 2018, net contract liabilities increased to $6,202 million. This reflects the establishment of $6,365 million of net contract liabilities upon the adoption, and $14,401 million of advance payments from customers and reclassifications of contract assets to receivables upon billing during the period. These increases were partially offset by the liquidation of beginning of period contract liabilities of $1,728 million as a result of revenue recognition, and by $12,701 million of revenue recognition within the period. The remaining change is primarily attributable to the impact of foreign currency exchange rate changes on the balance of contract assets and liabilities.
Remaining performance obligations ("RPO") are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of June 30, 2018, our total RPO is $103.4 billion. Of this total, we expect approximately 45% will be recognized as sales over the following 24 months.
Note 3: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2018	2017	2018	2017
Net income attributable to common shareowners	$2,048	$1,439	$3,345	$2,825
Basic weighted average number of shares outstanding	790.5	788.7	790.2	791.1
Stock awards and equity units	9.1	9.5	9.8	9.3
Diluted weighted average number of shares outstanding	799.6	798.2	800.0	800.4
Earnings Per Share of Common Stock:
Basic	$2.59	$1.83	$4.23	$3.57
Diluted	$2.56	$1.80	$4.18	$3.53
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. For both the quarter and six months ended June 30, 2018, the number of stock awards excluded from the computation was approximately 5.1 million. For the quarter and six months ended June 30, 2017, the number of stock awards excluded from the computation was approximately 5.8 million and 6.4 million, respectively.

Note 4: Inventories and Contracts in Progress

(dollars in millions)	June 30, 2018	December 31, 2017
Raw materials	$2,298	$2,038
Work-in-process	2,306	3,366
Finished goods	4,375	3,845
Contracts in progress	—	10,205
	8,979	19,454
Less:
Progress payments, secured by lien, on U.S. Government contracts	—	(236)
Billings on contracts in progress	—	(9,337)
	$8,979	$9,881
Inventories as of December 31, 2017 include capitalized contract development costs of $127 million related to certain aerospace programs at UTC Aerospace Systems. Upon adoption of the New Revenue Standard, these costs are recorded as contract fulfillment costs included in Other assets.
Prior to the adoption of the New Revenue Standard, within our commercial aerospace business, inventory costs attributable to new engine offerings were recognized based on the average cost per unit expected over the life of each contract using the units-of-delivery method of percentage of completion accounting. Under this method, costs of initial engine deliveries in excess of the projected contract per unit average cost were capitalized and these capitalized amounts were subsequently expensed as additional engines are delivered for engines with costs below the projected contract per unit average cost over the life of the contract. As of December 31, 2017, inventory included $438 million of such capitalized amounts. Upon adoption of the New Revenue Standard, these amounts are no longer included in inventory. In addition, amounts previously reported as Contracts in progress have been reclassified as contract assets in accordance with the New Revenue Standard.
Note 5: Borrowings and Lines of Credit

(dollars in millions)	June 30, 2018	December 31, 2017
Commercial paper	$876	$300
Other borrowings	109	92
Total short-term borrowings	$985	$392
At June 30, 2018, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion, pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of June 30, 2018, there were no borrowings under either of these agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2018, our maximum commercial paper borrowing limit was $4.35 billion. Commercial paper borrowings at June 30, 2018 include approximately €750 million ($876 million) of euro-denominated commercial paper. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
On May 18, 2018, we issued €750 million aggregate principal amount of 1.150% senior notes due 2024, €500 million aggregate principal amount of 2.150% senior notes maturing 2030 and €750 million aggregate principal amount of senior floating rate notes maturing 2020. The net proceeds received from these debt issuances were used for general corporate purposes.
On May 4, 2018, we repaid at maturity approximately $1.1 billion aggregate principal amount of 1.778% junior subordinated notes.
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

Long-term debt consisted of the following:

(dollars in millions)	June 30, 2018	December 31, 2017
6.800% notes due 2018	$—	$99
EURIBOR plus 0.800% floating rate notes due 2018 (€750 million principal value) [2]	—	890
1.778% junior subordinated notes due 2018	—	1,100
LIBOR plus 0.350% floating rate notes due 2019 [3]	350	350
1.500% notes due 2019 [1]	650	650
EURIBOR plus 0.15% floating rate notes due 2019 (€750 million principal value) [2]	876	890
8.875% notes due 2019	271	271
4.875% notes due 2020 [1]	171	171
4.500% notes due 2020 [1]	1,250	1,250
1.900% notes due 2020 [1]	1,000	1,000
EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value) [2]	876	—
8.750% notes due 2021	250	250
1.950% notes due 2021 [1]	750	750
1.125% notes due 2021 (€950 million principal value) [1]	1,110	1,127
2.300% notes due 2022 [1]	500	500
3.100% notes due 2022 [1]	2,300	2,300
1.250% notes due 2023 (€750 million principal value) [1]	876	890
2.800% notes due 2024 [1]	800	800
1.150% notes due 2024 (€750 million principal value) [1]	876	—
1.875% notes due 2026 (€500 million principal value) [1]	584	593
2.650% notes due 2026 [1]	1,150	1,150
3.125% notes due 2027 [1]	1,100	1,100
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.500% notes due 2029 [1]	550	550
2.150% notes due 2030 (€500 million principal value) [1]	584	—
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [1]	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.150% notes due 2045 [1]	850	850
3.750% notes due 2046 [1]	1,100	1,100
4.050% notes due 2047 [1]	600	600
Project financing obligations	206	158
Other (including capitalized leases)	197	195
Total principal long-term debt	27,361	27,118
Other (fair market value adjustments and discounts)	(37)	(25)
Total long-term debt	27,324	27,093
Less: current portion	78	2,104
Long-term debt, net of current portion	$27,246	$24,989

1	We may redeem these notes at our option pursuant to their terms.

2
The three-month EURIBOR rate as of June 30, 2018 was approximately -0.321%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

3	The three-month LIBOR rate as of June 30, 2018 was approximately 2.336%.

The average maturity of our long-term debt at June 30, 2018 is approximately 11 years. The average interest expense rate on our total borrowings for the quarter and six months ended June 30, 2018 and 2017 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average interest expense rate	3.5%	3.6%	3.5%	3.6%
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $50 million to $625 million of unrecognized tax benefits may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the closure of tax statutes, or the revaluation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. The range of potential change includes provisional amounts related to the TCJA based on currently available information. See Note 15, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
The Examination Division of the Internal Revenue Service is currently auditing UTC tax years 2014, 2015 and 2016, and the audit is expected to continue beyond 2018.
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
The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and postretirement plans on our condensed consolidated statement of operations was as follows:

	Quarter Ended June 30, 2017
(dollars in millions)	Previously Reported	Effect of Change Higher/(Lower)	As Revised
Cost of product sold	$7,907	$50	$7,957
Cost of services sold	3,193	14	3,207
Research and development	609	10	619
Selling, general and administrative	1,538	52	1,590
Non-service pension (benefit)	—	(126)	(126)

	Six Months Ended June 30, 2017
(dollars in millions)	Previously Reported	Effect of Change Higher/(Lower)	As Revised
Cost of product sold	15,170	98	15,268
Cost of services sold	6,007	25	6,032
Research and development	1,186	19	1,205
Selling, general and administrative	3,020	107	3,127
Non-service pension (benefit)	—	(249)	(249)
Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Defined benefit plans	$22	$33	$59	$79
Defined contribution plans	105	86	199	176
There were no contributions to our domestic defined benefit pension plans in the quarter and six months ended June 30, 2018 and 2017. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Service cost	$93	$93	$—	$1
Interest cost	278	279	6	6
Expected return on plan assets	(562)	(541)	—	—
Amortization of prior service credit	(10)	(9)	(1)	—
Recognized actuarial net loss (gain)	101	143	(2)	(2)
Net settlement and curtailment gain	(2)	(2)	—	—
Total net periodic benefit (income) cost	$(102)	$(37)	$3	$5

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Service cost	$186	$186	$1	$2
Interest cost	557	557	12	13
Expected return on plan assets	(1,125)	(1,081)	—	—
Amortization of prior service credit	(20)	(18)	(2)	—
Recognized actuarial net loss (gain)	202	286	(4)	(5)
Net settlement and curtailment gain	(3)	(1)	—	—
Total net periodic benefit (income) cost	$(203)	$(71)	$7	$10
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
Note 8: Restructuring Costs
During the six months ended June 30, 2018, we recorded net pre-tax restructuring costs totaling $149 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(dollars in millions)
Otis	$47
UTC Climate, Controls & Security	35
Pratt & Whitney	3
UTC Aerospace Systems	60
Eliminations and other	4
Total	$149
Restructuring charges incurred during the six months ended June 30, 2018 primarily relate to actions initiated during 2018 and 2017, and were recorded as follows:

(dollars in millions)
Cost of sales	$86
Selling, general and administrative	65
Non-service pension (benefit)	(2)
Total	$149
2018 Actions. During the six months ended June 30, 2018, we recorded net pre-tax restructuring costs of $73 million, comprised of $38 million in cost of sales, $37 million in selling, general and administrative expenses, and $2 million in non-service pension benefit. The 2018 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field and manufacturing operations.

We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2018 and 2019. No specific plans for other significant actions have been finalized at this time. The following table summarizes the accrual balance and utilization for the 2018 restructuring actions for the quarter and six months ended June 30, 2018:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended June 30, 2018
Restructuring accruals at March 31, 2018	$8	$—	$8
Net pre-tax restructuring costs	60	1	61
Utilization and foreign exchange	(20)	(1)	(21)
Balance at June 30, 2018	$48	$—	$48

Six Months Ended June 30, 2018
Net pre-tax restructuring costs	$71	$2	$73
Utilization and foreign exchange	(23)	(2)	(25)
Balance at June 30, 2018	$48	$—	$48
The following table summarizes expected, incurred and remaining costs for the 2018 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2018	Costs Incurred Quarter Ended June 30, 2018	Remaining Costs at June 30, 2018
Otis	$31	$(9)	$(18)	$4
UTC Climate, Controls & Security	77	(1)	(23)	53
Pratt & Whitney	3	—	(3)	—
UTC Aerospace Systems	20	—	(15)	5
Eliminations and other	4	(2)	(2)	—
Total	$135	$(12)	$(61)	$62
2017 Actions. During the six months ended June 30, 2018, we recorded net pre-tax restructuring costs totaling $67 million for restructuring actions initiated in 2017, including $42 million in cost of sales and $25 million in selling, general and administrative expenses. The 2017 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field operations, and costs to exit legacy programs. The following table summarizes the accrual balances and utilization for the 2017 restructuring actions for the quarter and six months ended June 30, 2018:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended June 30, 2018
Restructuring accruals at March 31, 2018	$88	$(2)	$86
Net pre-tax restructuring costs	8	8	16
Utilization and foreign exchange	(23)	(9)	(32)
Balance at June 30, 2018	$73	$(3)	$70

Six Months Ended June 30, 2018
Restructuring accruals at December 31, 2017	$84	$1	$85
Net pre-tax restructuring costs	47	20	67
Utilization and foreign exchange	(58)	(24)	(82)
Balance at June 30, 2018	$73	$(3)	$70

The following table summarizes expected, incurred and remaining costs for the 2017 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2017	Costs Incurred Quarter Ended March 31, 2018	Costs Incurred Quarter Ended June 30, 2018	Remaining Costs at June 30, 2018
Otis	$73	$(43)	$(15)	$(4)	$11
UTC Climate, Controls & Security	81	(76)	(7)	5	3
Pratt & Whitney	7	(7)	—	—	—
UTC Aerospace Systems	157	(43)	(29)	(17)	68
Eliminations and other	7	(7)	—	—	—
Total	$325	$(176)	$(51)	$(16)	$82
2016 and Prior Actions. During the six months ended June 30, 2018, we recorded net pre-tax restructuring costs totaling $9 million for restructuring actions initiated in 2016 and prior. As of June 30, 2018, we have approximately $91 million of accrual balances remaining related to 2016 and prior actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $20.5 billion and $19.1 billion at June 30, 2018 and December 31, 2017, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivative instruments as of June 30, 2018 and December 31, 2017:

(dollars in millions)	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	$23	$77
	Other assets	27	101
	Total asset derivatives	$50	$178
	Liability Derivatives:
	Accrued liabilities	(43)	(10)
	Other long-term liabilities	(75)	(8)
	Total liability derivatives	$(118)	$(18)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	39	70
	Other assets	22	5
	Total asset derivatives	$61	$75
	Liability Derivatives:
	Accrued liabilities	(93)	(57)
	Other long-term liabilities	(3)	(3)
	Total liability derivatives	$(96)	$(60)
The effect of cash flow hedging relationships on accumulated other comprehensive income for the quarter and six months ended June 30, 2018 and 2017 are presented in the table below. The amounts of gain or (loss) are attributable to foreign exchange contract activity and are recorded as a component of Product sales when reclassified from accumulated other comprehensive income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Gain (loss) recorded in Accumulated other comprehensive loss	$(245)	$66	$(200)	$130
(Gain) loss reclassified from Accumulated other comprehensive loss into Product sales	(1)	5	(28)	10
The table above reflects the effect of cash flow hedging relationships on the Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2018 and 2017. The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
We have approximately €4.95 billion of euro-denominated long-term debt and €750 million of euro-denominated commercial paper borrowings outstanding, which qualify as a net investment hedge against our investments in European businesses. As of June 30, 2018, the net investment hedge is deemed to be effective.
Assuming current market conditions continue, a $33 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2018, all derivative contracts accounted for as cash flow hedges will mature by July 2022.
The effect of derivatives not designated as hedging instruments that is included below within Other income, net, on the Condensed Consolidated Statement of Operations was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Foreign exchange contracts	$19	$28	$70	$40
Note 10: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017:

June 30, 2018 (dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$42	$42	$—	$—
Derivative assets	111	—	111	—
Derivative liabilities	(214)	—	(214)	—

December 31, 2017 (dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$64	$64	$—	$—
Derivative assets	253	—	253	—
Derivative liabilities	(78)	—	(78)	—
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of June 30, 2018, there were no significant transfers in or out of Level 1 and Level 2.
As of June 30, 2018, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$132	$122	$127	$121
Customer financing notes receivable	577	554	609	596
Short-term borrowings	(985)	(985)	(392)	(392)
Long-term debt (excluding capitalized leases)	(27,301)	(27,755)	(27,067)	(29,180)
Long-term liabilities	(307)	(271)	(362)	(330)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2018 and December 31, 2017:

	June 30, 2018
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$122	$—	$122	$—
Customer financing notes receivable	554	—	554	—
Short-term borrowings	(985)	—	(876)	(109)
Long-term debt (excluding capitalized leases)	(27,755)	—	(27,496)	(259)
Long-term liabilities	(271)	—	(271)	—

	December 31, 2017
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$121	$—	$121	$—
Customer financing notes receivable	596	—	596	—
Short-term borrowings	(392)	—	(300)	(92)
Long-term debt (excluding capitalized leases)	(29,180)	—	(28,970)	(210)
Long-term liabilities	(330)	—	(330)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $15.2 billion and $15.3 billion as of June 30, 2018 and December 31, 2017, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Associated risks on these commitments from changes in interest rates are mitigated because interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.
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
Prior to the adoption of the New Revenue Standard, long-term trade accounts receivable, including unbilled receivables related to long-term aftermarket contracts, were principally amounts arising from the sale of goods and the delivery of services with a contract maturity date or realization period of greater than one year and were recognized as "Other assets" in our Condensed Consolidated Balance Sheet. With the adoption of the New Revenue Standard, these unbilled receivables are classified as non-current contract assets and are recognized as "Other assets" in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as "Customer financing assets" in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business related long-term receivables as of June 30, 2018 and December 31, 2017.

(dollars in millions)	June 30, 2018	December 31, 2017
Long-term trade accounts receivable	$71	$973
Notes and leases receivable	435	424
Total long-term receivables	$506	$1,397
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations to customers whose uncollateralized receivables are in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. The decrease in Long-term trade accounts receivable from December 31, 2017 is primarily driven by the reclassification of unbilled receivables related to long-term aftermarket contracts to contract assets in accordance with the New Revenue Standard as described above. Based upon the customer credit ratings, approximately $140 million and $170 million of our total long-term receivables were considered to bear high credit risk as of June 30, 2018 and December 31, 2017, respectively.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $17 million as of both June 30, 2018 and December 31, 2017, are individually evaluated for impairment. At June 30, 2018 and December 31, 2017, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or are considered to be unrecoverable.
Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarter and six months ended June 30, 2018 and 2017 is provided below:

	Quarter Ended June 30,
	2018			2017
(dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$30,534	$1,958	$32,492	$27,594	$1,678	$29,272
Comprehensive (loss) income for the period:
Net income	2,048	91	2,139	1,439	93	1,532
Total other comprehensive (loss) income	(747)	(38)	(785)	369	18	387
Total comprehensive income for the period	1,301	53	1,354	1,808	111	1,919
Common Stock issued under employee plans	110	—	110	91	—	91
Common Stock repurchased	(27)	—	(27)	(437)	—	(437)
Dividends on Common Stock	(535)	—	(535)	(503)	—	(503)
Dividends on ESOP Common Stock	(17)	—	(17)	(17)	—	(17)
Dividends attributable to noncontrolling interest	—	(73)	(73)	—	(64)	(64)
Capital contributions	—	42	42	—	—	—
Purchase of subsidiary shares from noncontrolling interest, net	—	—	—	(1)	(4)	(5)
Redeemable noncontrolling interest fair value adjustment	—	—	—	(94)	—	(94)
Other	(2)	2	—	1	(8)	(7)
Equity, end of period	$31,364	$1,982	$33,346	$28,442	$1,713	$30,155

	Six Months Ended June 30,
	2018			2017
(Dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$29,610	$1,811	$31,421	$27,579	$1,590	$29,169
Comprehensive (loss) income for the period:
Net income	3,345	162	3,507	2,825	175	3,000
Total other comprehensive (loss) income	(159)	(5)	(164)	370	43	413
Total comprehensive income for the period	3,186	157	3,343	3,195	218	3,413
Common Stock issued under employee plans	181	—	181	170	—	170
Common Stock repurchased	(52)	—	(52)	(1,370)	—	(1,370)
Dividends on Common Stock	(1,070)	—	(1,070)	(1,008)	—	(1,008)
Dividends on ESOP Common Stock	(35)	—	(35)	(35)	—	(35)
Dividends attributable to noncontrolling interest	—	(139)	(139)	—	(112)	(112)
Capital contributions	—	162	162	—	43	43
Purchase of subsidiary shares from noncontrolling interest, net	(1)	(1)	(2)	(1)	(5)	(6)
Disposition of noncontrolling interest	—	(8)	(8)	—	—	—
Redeemable noncontrolling interest fair value adjustment	(2)	—	(2)	(95)	—	(95)
New Revenue Standard adoption impact	(480)	—	(480)	—	—	—
Other	27	—	27	7	(21)	(14)
Equity, end of period	$31,364	$1,982	$33,346	$28,442	$1,713	$30,155
A summary of the changes in each component of Accumulated other comprehensive (loss) income, net of tax for the quarter and six months ended June 30, 2018 and 2017 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2018
Balance at March 31, 2018	$(2,444)	$(4,579)	$—	$86	$(6,937)
Other comprehensive income (loss) before reclassifications, net	(564)	18	—	(245)	(791)
Amounts reclassified, pre-tax	(3)	88	—	(1)	84
Tax (benefit) expense reclassified	(74)	(26)	—	60	(40)
Balance at June 30, 2018	$(3,085)	$(4,499)	$—	$(100)	$(7,684)

Six Months Ended June 30, 2018
Balance at December 31, 2017	$(2,950)	$(4,652)	$5	$72	$(7,525)
Other comprehensive income (loss) before reclassifications, net	(188)	26	—	(200)	(362)
Amounts reclassified, pre-tax	(3)	176	—	(28)	145
Tax (benefit) expense reclassified	56	(49)	—	56	63
ASU 2016-01 adoption impact	—	—	(5)	—	(5)
Balance at June 30, 2018	$(3,085)	$(4,499)	$—	$(100)	$(7,684)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2017
Balance at March 31, 2017	$(3,359)	$(4,962)	$96	$(108)	$(8,333)
Other comprehensive income (loss) before reclassifications, net	231	(2)	20	50	299
Amounts reclassified, pre-tax	—	132	(24)	5	113
Tax (benefit) expense reclassified	—	(50)	8	(1)	(43)
Balance at June 30, 2017	$(3,128)	$(4,882)	$100	$(54)	$(7,964)

Six Months Ended June 30, 2017
Balance at December 31, 2016	$(3,480)	$(5,045)	$353	$(162)	$(8,334)
Other comprehensive income (loss) before reclassifications, net	352	(2)	(1)	100	449
Amounts reclassified, pre-tax	—	263	(407)	10	(134)
Tax (benefit) expense reclassified	—	(98)	155	(2)	55
Balance at June 30, 2017	$(3,128)	$(4,882)	$100	$(54)	$(7,964)
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
Amounts reclassified that relate to unrealized gains (losses) on available-for-sale securities, pre-tax includes approximately $380 million of previously unrealized gains reclassified to other income as a result of sales of significant investments in available-for-sale securities in the six months ended June 30, 2017, including UTC Climate, Controls & Security's sale of investments in Watsco, Inc.
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value.
Note 13: Variable Interest Entities
Pratt & Whitney holds a net 61% interest in the IAE International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC and MTU are participants in International Aero Engines, LLC (IAE LLC), whose business purpose is to coordinate the design, development, manufacturing and product support for the PW1100G-JM engine for the Airbus A320neo aircraft and the PW1400G-JM engine for the Irkut MC21 aircraft. Pratt & Whitney holds a 59% net interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for variable interest entities in our Condensed Consolidated Balance Sheet are as follows:

(dollars in millions)	June 30, 2018	December 31, 2017
Current assets	$4,127	$3,976
Noncurrent assets	1,360	1,534
Total assets	$5,487	$5,510

Current liabilities	$4,739	$3,601
Noncurrent liabilities	1,813	2,086
Total liabilities	$6,552	$5,687
Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to guarantees outstanding since December 31, 2017. The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2018 and 2017 are as follows:

(dollars in millions)	2018	2017
Balance as of January 1	$1,146	$1,199
Warranties and performance guarantees issued	233	142
Settlements made	(200)	(120)
Other	(7)	13
Balance as of June 30	$1,172	$1,234
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
Legal Proceedings.
Cost Accounting Standards Claim
As previously disclosed, in December 2013, a Divisional Administrative Contracting Officer of the United States Defense Contract Management Agency asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest (approximately $76.5 million through June 30, 2018). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. On March 18, 2014, Pratt & Whitney filed an appeal to the Armed Services Board of Contract Appeals. Pratt & Whitney’s appeal is still pending and we continue to believe the government’s claim is without merit.
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $252 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $138 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed our suit, and we appealed this decision to the German Federal Tax Court (FTC). The FTC held a hearing on our appeal on July 24, 2018, and we expect it to issue a decision during the third quarter of 2018. In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter.
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
Our estimated total liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $333 million and is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2018. This amount is on a pre-tax basis, not discounted, and excludes the Company’s legal fees to defend the asbestos claims (which will continue to be expensed by the Company as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $146 million, which is included primarily in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2018.
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
Note 16: Segment Financial Data
Our operations are classified into four principal segments: Otis, UTC Climate, Controls & Security, Pratt & Whitney, and UTC Aerospace Systems. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. As discussed in Note 7, 2017 amounts have been recast based on the adoption of ASU 2017-07.
Total sales by segment include inter-segment sales, which are generally made at prices approximating those that the selling entity is able to obtain on external sales. Results for the quarters ended June 30, 2018 and 2017 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2018	2017	2018	2017	2018	2017
Otis	$3,344	$3,131	$488	$539	14.6%	17.2%
UTC Climate, Controls & Security	5,035	4,712	1,645	837	32.7%	17.8%
Pratt & Whitney	4,736	4,070	397	364	8.4%	8.9%
UTC Aerospace Systems	3,962	3,640	569	534	14.4%	14.7%
Total segments	17,077	15,553	3,099	2,274	18.1%	14.6%
Eliminations and other	(372)	(273)	(97)	(5)
General corporate expenses	—	—	(126)	(105)
Consolidated	$16,705	$15,280	$2,876	$2,164	17.2%	14.2%
Results for the six months ended June 30, 2018 and 2017 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2018	2017	2018	2017	2018	2017
Otis	$6,381	$5,935	$938	$986	14.7%	16.6%
UTC Climate, Controls & Security	9,411	8,604	2,237	1,768	23.8%	20.5%
Pratt & Whitney	9,065	7,828	810	720	8.9%	9.2%
UTC Aerospace Systems	7,779	7,251	1,157	1,065	14.9%	14.7%
Total segments	32,636	29,618	5,142	4,539	15.8%	15.3%
Eliminations and other	(689)	(523)	(108)	(23)
General corporate expenses	—	—	(230)	(208)
Consolidated	$31,947	$29,095	$4,804	$4,308	15.0%	14.8%
Geographic sales are attributed to the geographic regions based on their location of origin. Segment information for the quarter ended June 30, 2018 is as follows:

(dollars in millions)	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Total
Primary Geographical Markets
United States	$859	$2,618	$3,652	$2,776	$9,905
Europe	1,054	1,455	126	585	3,220
Asia Pacific	1,169	720	312	85	2,286
Other	262	242	646	516	1,666
Total segment	$3,344	$5,035	$4,736	$3,962	17,077
Eliminations and other					(372)
Consolidated					$16,705
Segment information for the six months ended June 30, 2018 is as follows:

(dollars in millions)	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Total
Primary Geographical Markets
United States	$1,704	$4,713	$6,773	$5,430	$18,620
Europe	2,059	2,839	299	1,192	6,389
Asia Pacific	2,091	1,405	680	169	4,345
Other	527	454	1,313	988	3,282
Total segment	$6,381	$9,411	$9,065	$7,779	32,636
Eliminations and other					(689)
Consolidated					$31,947
Segment sales disaggregated by product type and product versus service for the quarter ended June 30, 2018 are as follows:

(dollars in millions)	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Total
Product Type
Commercial and industrial, non aerospace	$3,344	$5,035	$5	$15	$8,399
Commercial aerospace	—	—	3,369	3,024	6,393
Military aerospace	—	—	1,362	923	2,285
Total segment	$3,344	$5,035	$4,736	$3,962	17,077
Eliminations and other					(372)
Consolidated					$16,705

Sales Type
Product	$1,525	$4,213	$2,775	$3,340	$11,853
Service	1,819	822	1,961	622	5,224
Total segment	$3,344	$5,035	$4,736	$3,962	17,077
Eliminations and other					(372)
Consolidated					$16,705

Segment sales disaggregated by product type and product versus service for the six months ended June 30, 2018 are as follows:

(dollars in millions)	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Total
Product Type
Commercial and industrial, non aerospace	$6,381	$9,411	$26	$30	$15,848
Commercial aerospace	—	—	6,568	5,935	12,503
Military aerospace	—	—	2,471	1,814	4,285
Total segment	$6,381	$9,411	$9,065	$7,779	32,636
Eliminations and other					(689)
Consolidated					$31,947

Sales Type
Product	$2,744	$7,811	$5,312	$6,528	$22,395
Service	3,637	1,600	3,753	1,251	10,241
Total segment	$6,381	$9,411	$9,065	$7,779	32,636
Eliminations and other					(689)
Consolidated					$31,947

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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The new standard allows companies to reclassify to retained earnings the stranded tax effects in accumulated other comprehensive income (AOCI) from the newly-enacted US Tax Cuts and Jobs Act. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements. However, we expect that upon adoption we will recognize a reclassification from AOCI to retained earnings that could be material. We do not expect this ASU to have a material impact on our cash flows and results of operations.

With respect to the unaudited condensed consolidated financial information of UTC for the quarter and six months ended June 30, 2018 and 2017, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 27, 2018, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of United Technologies Corporation

Results of Review of Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of June 30, 2018, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 27, 2018

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
Our military businesses' sales are affected by U.S. Department of Defense budget and spending levels. Total sales to the U.S. Government were $1.8 billion and $1.4 billion for the quarters ended June 30, 2018 and 2017, 11% and 9% of total UTC sales for those periods, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production, development and sustainment programs for the U.S. Government has and is expected to contribute positively to our results in 2018.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the six months ended June 30, 2018, our investment in business acquisitions was $134 million, which primarily reflects an acquisition at Pratt & Whitney. On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, under which we agreed to acquire Rockwell Collins. See Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets for additional discussion. We do not expect to have additional significant acquisition spend, other than the pending acquisition of Rockwell Collins. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities. To help manage the cash flow and liquidity resulting from the pending acquisition, we have suspended share repurchases, excluding activity relating to our equity award programs and employee savings plans.
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
Revenue Recognition Accounting Policy Summary. We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606: Revenue from Contracts with Customers. Under Topic 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while others contain multiple performance obligations most commonly when a contract spans multiple phases of the product life-cycle such as development, production, maintenance and support. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on its standalone selling price.
We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price, including contractual discounts, contract incentive payments, estimates of award fees, and other sources of variable consideration, when determining the transaction price of each contract. We include variable consideration in the estimated transaction price when there is a basis to reasonably estimate the amount. These estimates are based on historical experience, anticipated performance and our best judgment at the time. We also consider whether our contracts provide customers with significant financing. Generally, our contracts do not contain significant financing.
Point in time revenue recognition. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Performance obligations are satisfied as of a point in time for heating, ventilating, air-conditioning and refrigeration systems, certain alarm and fire detection and suppression systems, and certain aerospace components, engines, and spare parts. Revenue is recognized when control of the product transfers to the customer, generally upon product shipment.
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
For certain of our long-term aftermarket contracts, revenue is recognized over the contract period. In the commercial businesses, revenue is primarily recognized on a straight-line basis over the contract period. In the aerospace businesses, we generally account for such contracts as a series of daily obligations to stand ready to provide product maintenance and aftermarket services. Revenue is primarily recognized in proportion to cost as sufficient historical evidence indicates that the cost of performing services under the contract is incurred on an other than straight-line basis. Aerospace contract modifications are routine and contracts are often modified to account for changes in contract specifications or requirements. Contract modifications that are for goods or services that are not distinct are accounted for as part of the existing contract.
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
We review our cost estimates on significant contracts on a quarterly basis and for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. We record changes in contract estimates using the cumulative catch-up method.
Note 2 of the condensed consolidated financial statements contains further detail regarding the adoption of the New Revenue Standard and its impact on the statement of operations for the quarter and six months ended June 30, 2018 and the balance sheet as of June 30, 2018.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Net Sales	$16,705	$15,280	$31,947	$29,095
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and six months ended June 30, 2018 are as follows:

	Quarter Ended June 30, 2018	Six Months Ended June 30, 2018
Organic change	6%	6%
Foreign currency translation	2%	2%
Other	1%	2%
Total % change	9%	10%
All four segments experienced organic sales growth for both the quarter and six months ended June 30, 2018. During the quarter ended June 30, 2018, Pratt & Whitney sales grew 12% organically, driven by higher commercial aftermarket sales, higher commercial OEM sales and higher military sales, partially offset by lower Pratt & Whitney Canada OEM sales. UTC Aerospace Systems grew 8% organically primarily driven by higher commercial aftermarket and military sales and higher commercial aerospace OEM sales. Organic sales growth of 4% at Climate, Controls & Security was driven by growth in residential HVAC, global commercial HVAC, and transport refrigeration. Otis sales grew 3% organically, reflecting higher service sales, driven by growth in North America and Asia, and higher new equipment sales. The increase in new equipment sales was driven by higher sales in Europe, partially offset by a decline in China.
During the six months ended June 30, 2018, Pratt & Whitney sales grew 11% organically, reflecting growth across all major businesses. UTC Aerospace Systems grew 7% organically, driven by higher commercial aftermarket and military sales. Organic sales growth of 5% at Climate, Controls & Security was driven by growth in residential HVAC, global commercial HVAC, and transport refrigeration. Otis sales grew 2% organically, reflecting higher service sales, driven by growth in North America and Asia. Otis new equipment sales were consistent with the prior year as growth in Europe was offset by a decline in China.
Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Total cost of products and services sold	$12,422	$11,164	$23,702	$21,300
Percentage of net sales	74.4%	73.1%	74.2%	73.2%

The factors contributing to the percentage change year-over-year for the quarter and six months ended June 30, 2018 in total cost of products and services sold are as follows:

	Quarter Ended June 30, 2018	Six Months Ended June 30, 2018
Organic change	7%	6%
Foreign currency translation	2%	3%
Other	2%	2%
Total % change	11%	11%
The organic increase in total cost of products and services sold for the quarter and six months ended June 30, 2018 was primarily driven by the organic sales increases noted above.
Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Gross margin	$4,283	$4,116	$8,245	$7,795
Percentage of net sales	25.6%	26.9%	25.8%	26.8%
The decrease in gross margin as a percentage of sales for the quarter ended June 30, 2018 includes a 190 basis point decline in Pratt & Whitney's gross margin driven by higher negative engine margin in the large commercial engine business and adverse mix at Pratt & Whitney Canada and in the military business. Otis gross margin declined 190 basis points primarily driven by unfavorable pricing. Gross margin at UTC Climate, Controls & Security declined 10 basis points. These declines were offset by a 20 basis point improvement at UTC Aerospace Systems reflecting higher commercial aftermarket volumes and cost reduction.
The decrease in gross margin as a percentage of sales for the six months ended June 30, 2018 includes a 190 basis point decline in Pratt & Whitney's gross margin driven by higher negative engine margin in the large commercial engine business and adverse mix at Pratt & Whitney Canada and in the military business. Otis gross margin declined 150 basis points primarily driven by unfavorable pricing. Gross margin at UTC Climate, Controls & Security declined 10 basis points. These declines were offset by a 60 basis point improvement at UTC Aerospace Systems reflecting higher commercial aftermarket volumes and cost reduction.
Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Company-funded	$589	$619	$1,143	$1,205
Percentage of net sales	3.5%	4.1%	3.6%	4.1%
Customer-funded	$365	$395	$688	$735
Percentage of net sales	2.2%	2.6%	2.2%	2.5%
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year decrease (5%) in company-funded research and development for the quarter ended June 30, 2018 was driven by declines at Pratt & Whitney (5%) and at UTC Aerospace Systems (3%) reflecting lower expenses across various commercial programs and the capitalization of certain development costs in accordance with the New Revenue Standard. These declines were partially offset by an increase at UTC Climate, Controls & Security (2%) to support the continued investment in new products. For the six months ended June 30, 2018 company-funded research and development declined 5%, driven by declines at Pratt & Whitney (4%) and at UTC Aerospace Systems (4%) reflecting lower expenses across various commercial programs and the capitalization of certain development costs in accordance with the New Revenue Standard. These declines were partially offset by an increase at UTC Climate, Controls & Security (2%) to support the continued investment in new products.
The decrease (8%) in customer-funded research and development for the quarter ended June 30, 2018 reflects a decline at UTC Aerospace Systems (10%) primarily driven by the deferral of certain development costs in accordance with the New Revenue Standard and lower expenses across various programs, partially offset by an increase at Pratt & Whitney (4%), primarily driven by higher research and development expenses on military development programs. The decline (6%) in customer-funded research and development for the six months ended June 30, 2018 reflects a decrease at UTC Aerospace Systems (7%), primarily driven by the deferral of certain development costs in accordance with the New Revenue Standard, partially offset by an increase at Pratt & Whitney (3%), primarily driven by higher research and development expenses on military development programs.
Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Selling, general and administrative expenses	$1,759	$1,590	$3,470	$3,127
Percentage of net sales	10.5%	10.4%	10.9%	10.7%
Selling, general and administrative expenses increased 11% in the quarter ended June 30, 2018, including the impact of foreign exchange (2%) and transaction costs related to the pending acquisition of Rockwell Collins (1%). The growth in Selling, general and administrative expenses also includes higher expenses at UTC Aerospace Systems (3%), reflecting increased headcount and employee compensation related expenses, higher expenses at UTC Climate, Controls & Security (1%), including the impact of costs associated with a product recall program, higher spending at Otis (1%) driven primarily by increased information technology costs, and an increase at Pratt & Whitney (1%) driven by increased headcount and employee compensation related expenses and costs to support higher volumes.
Selling, general and administrative expenses increased 11% in the six months ended June 30, 2018, including the impact of foreign exchange (3%) and transaction costs related to the pending acquisition of Rockwell Collins (1%). The growth in Selling, general and administrative expenses also includes higher expenses at UTC Aerospace Systems (2%), reflecting increased headcount and employee compensation related expenses, higher expenses at UTC Climate, Controls & Security (1%), including the impact of costs associated with a product recall program, higher spending at Otis (1%) driven by increased information technology costs and increased labor costs, and an increase at Pratt & Whitney (1%) driven by increased headcount and employee compensation related expenses and costs to support higher volumes.
We are continuously evaluating our cost structure and have implemented restructuring actions as a method of keeping our cost structure competitive. As appropriate, the amounts reflected above include the beneficial impact of restructuring actions on Selling, general and administrative expenses. See Note 8: Restructuring Costs and the Restructuring Costs section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Other income, net	$941	$257	$1,172	$845
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The year-over-year increase in Other income, net ($684 million, 266%) for the quarter ended June 30, 2018 primarily reflects the gain on the sale of Taylor Company ($795 million, 309%), partially offset by an impairment of assets related to a previously acquired UTC Aerospace Systems business (19%) and the absence of a prior year gain on the sale of an investment in a UTC Climate, Controls & Security joint venture (9%).
The year-over-year increase in Other income, net ($327 million, 39%) for the six months ended June 30, 2018 primarily reflects the gain on the sale of Taylor Company ($795 million, 94%), the year-over-year impact of favorable insurance settlements (3%) and a gain on a divestiture at Pratt & Whitney (2%), partially offset by the absence of a prior year gain from the sale of UTC Climate, Controls & Security's investments in Watsco, Inc (45%), an impairment of assets related to a previously acquired UTC Aerospace Systems business (6%) and the absence of a prior year gain on the sale of an investment in a UTC Climate, Controls & Security joint venture (3%).

Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Interest expense	$258	$251	$514	$487
Interest income	(24)	(25)	(51)	(48)
Interest expense, net	$234	$226	$463	$439
Average interest expense rate	3.5%	3.6%	3.5%	3.6%
Interest expense, net increased 4% and 5% for the quarter and six months ended June 30, 2018, respectively. The increase in interest expense reflects the impact of the May 4, 2017 issuance of notes representing $4 billion in aggregate principal and the May 18, 2018 issuance of Euro-denominated notes representing €2 billion in aggregate principal, partially offset by the favorable impact of the repayment at maturity of the following: 1.8% notes in June 2017 representing $1.5 billion in aggregate principal; the 6.8% notes in February 2018 representing $99 million of aggregate principal; the Euro-denominated floating rate notes in February 2018 representing €750 million in aggregate principal; and the 1.778% notes in May 2018 representing $1.1 billion of aggregate principal. The average maturity of our long-term debt at June 30, 2018 is approximately 11 years.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective tax rate	24.5%	25.7%	25.8%	27.1%
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
The decrease in the effective tax rate for the quarter ended June 30, 2018 is primarily due to a reduction of the estimated full year forecasted effective tax rate as a result of the enactment of TCJA. This is partially offset by a decrease in tax benefits associated with equity compensation and the absence of incremental tax benefits related to a claim based on the outcome of a favorable Federal Court decision of another taxpayer reported in the quarter ended June 30, 2017.
The decrease in the effective tax rate for the six months ended June 30, 2018 and 2017 is primarily related to the tax benefits described above as well as impacts of the previous quarter TCJA provisional adjustment and absence of the gain on the sale of UTC Climate, Controls & Security's investments in Watsco, Inc. in the first quarter of 2017.
As shown in the table above, the effective tax rate for the six months ended June 30, 2018 is 25.8%; the effective income tax rate for the same period, excluding restructuring, non-operational nonrecurring items, is 24.4%. We estimate our full year 2018 annual effective income tax rate to be approximately 24.5%, excluding restructuring, non-operational nonrecurring items and adjustments related to the TCJA.

Net Income Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2018	2017	2018	2017
Net income attributable to common shareowners	$2,048	$1,439	$3,345	$2,825
Diluted earnings per share from operations	$2.56	$1.80	$4.18	$3.53
Net income attributable to common shareowners for the quarter ended June 30, 2018 includes restructuring charges, net of tax benefit, of $59 million as well as a net gain for significant non-operational and/or nonrecurring items, including the impact of taxes, of $531 million. The effect of restructuring charges and significant non-operational and/or nonrecurring items on diluted earnings per share for the quarter ended June 30, 2018 was a gain of $0.59 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.01 per diluted share.
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
Net income attributable to common shareowners for the six months ended June 30, 2018 includes restructuring charges, net of tax benefit, of $111 million as well as a net gain for significant non-operational and/or nonrecurring items, including the impact of taxes, of $459 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the six months ended June 30, 2018 was a gain of $0.44 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.06 per diluted share.
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
Restructuring Costs

	Six Months Ended June 30,
(dollars in millions)	2018	2017
Restructuring costs	$149	$112
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
2018 Actions. During the six months ended June 30, 2018, we recorded net pre-tax restructuring charges of $73 million relating to ongoing cost reduction actions initiated in 2018. We expect to incur additional restructuring charges of $62 million to complete these actions. We are targeting to complete in 2018 and 2019 the majority of the remaining workforce and facility related cost reduction actions initiated in 2018. We expect recurring pre-tax savings in continuing operations to increase to approximately $60 million annually over the two-year period subsequent to initiating the actions. Approximately 83% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2018, we had cash outflows of approximately $27 million related to the 2018 actions.
2017 Actions. During the six months ended June 30, 2018 and 2017, we recorded net pre-tax restructuring charges of $67 million and $63 million, respectively, for actions initiated in 2017. We expect to incur additional restructuring charges of $82 million to complete these actions. We are targeting to complete in 2018 the majority of the remaining workforce and facility related cost reduction actions initiated in 2017. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $211 million annually, of which, approximately $90 million was realized during the six months ended June 30, 2018. Approximately 87% of the total expected pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2018, we had cash outflows of approximately $63 million related to the 2017 actions.
In addition, during the six months ended June 30, 2018, we recorded net pre-tax restructuring costs totaling $9 million for restructuring actions initiated in 2016 and prior. For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarter and six months ended June 30, 2018 and 2017 are included in "Eliminations and other", which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
At constant currency and excluding the effect of acquisitions and divestitures, UTC Climate, Controls & Security equipment orders in the quarter ended June 30, 2018 increased 8% in comparison to the same period of the prior year, driven by increases in transport refrigeration (27%), residential equipment (8%) and commercial HVAC (6%). At constant currency, and excluding the impact of the New Revenue Standard, Otis new equipment orders in the quarter increased 10% in comparison to the prior year, driven by increased orders in North America (17%), Asia, excluding China (14%), the Middle East (58%) and China (8%).
Summary performance for each of the commercial businesses for the quarters ended June 30, 2018 and 2017 was as follows:

	Otis			UTC Climate, Controls & Security
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net Sales	$3,344	$3,131	7%	$5,035	$4,712	7%
Cost of Sales	2,389	2,177	10%	3,521	3,289	7%
	955	954	—	1,514	1,423	6%
Operating Expenses and Other	467	415	13%	(131)	586	(122)%
Operating Profits	$488	$539	(9)%	$1,645	$837	97%

Operating Profit Margins	14.6%	17.2%	32.7%	17.8%

Summary performance for each of the commercial businesses for the six months ended June 30, 2018 and 2017 was as follows:

	Otis			UTC Climate, Controls & Security
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net Sales	$6,381	$5,935	8%	$9,411	$8,604	9%
Cost of Sales	4,523	4,118	10%	6,625	6,051	9%
	1,858	1,817	2%	2,786	2,553	9%
Operating Expenses and Other	920	831	11%	549	785	(30)%
Operating Profits	$938	$986	(5)%	$2,237	$1,768	27%

Operating Profit Margins	14.7%	16.6%	23.8%	20.5%
Otis –
Quarter Ended June 30, 2018 Compared with Quarter Ended June 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	4%	—	—	—
Cost of Sales	4%	4%	—	—	2%
Operating Profits	(8)%	4%	—	(2)%	(3)%
The organic sales increase of 3% reflects higher service sales (2%), primarily driven by growth in North America and Asia, and higher new equipment sales (1%) driven by higher sales in Europe (2%), partially offset by a decline in China (1%).
The operational profit decrease of 8% was driven by:

•	unfavorable price and mix (6%), primarily driven by China

•	unfavorable commodities impact (2%)

•	higher selling, general and administrative expenses and research and development costs (2%)

•	unfavorable transactional foreign exchange gains from mark-to-market adjustments and embedded foreign currency derivatives within certain new equipment contracts (1%)
These decreases were partially offset by:

•	profit contribution from the higher sales volumes noted above (5%)
The 3% decrease in "Other" primarily represents the unfavorable impact of legal matters.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	5%	—	—	1%
Cost of Sales	3%	5%	—	—	2%
Operating Profits	(5)%	5%	—	(3)%	(2)%
The organic sales increase of 2% reflects higher service sales (2%), primarily driven by growth in North America and Asia. New equipment sales were consistent with the prior year as growth in Europe (1%) was offset by a decline in China (1%).
The operational profit decrease of 5% was driven by:

•	unfavorable price and mix (9%), primarily driven by China

•	unfavorable commodities impact (2%)

•	higher selling, general and administrative expenses (2%)
These decreases were partially offset by:

•	profit contribution from the higher sales volumes noted above (6%)

•	favorable productivity (1%)

•	favorable transactional foreign exchange gains from mark-to-market adjustments and embedded foreign currency derivatives within certain new equipment contracts (1%)
The 2% decrease in "Other" primarily represents the unfavorable impact of legal matters.

UTC Climate, Controls & Security –
Quarter Ended June 30, 2018 Compared with Quarter Ended June 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	3%	—	—	—
Cost of Sales	4%	3%	—	—	—
Operating Profits	5%	1%	—	—	91%
The organic sales increase of 4% was primarily driven by growth in residential HVAC (1%), global commercial HVAC (1%), and transport refrigeration (1%) primarily driven by strong performance in the container division.

The operational profit increase of 5% was driven by:

•	profit contribution from the higher sales volumes noted above, net of unfavorable mix (4%)

•	the year-over-year impact of a prior year unfavorable contract adjustment related to a large commercial project (5%)
These increases were partially offset by:

•	higher logistics costs (2%)

•	higher research and development costs (1%)
The 91% increase in “Other” primarily reflects a gain on the sale of Taylor Company.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	5%	4%	—	—	—
Cost of Sales	5%	4%	—	—	—
Operating Profits	5%	2%	—	1%	19%

The organic sales increase of 5% was driven by growth in residential HVAC (1%), global commercial HVAC (1%), and transport refrigeration (2%) primarily driven by strong performance in the container division.

The operational profit increase of 5% was driven by:

•	profit contribution from the higher sales volumes noted above, net of unfavorable mix (5%)

•	the year-over-year impact of a prior year unfavorable contract adjustment related to a large commercial project (4%)
These increases were partially offset by:

•	increased logistics costs (1%)

•	higher commodity cost, net of price (1%)

•	higher research and development costs (1%)

The 19% increase in “Other” reflects a gain on the sale of Taylor Company (45%), partially offset by the absence of gains on the sale of investments in the prior year (23%), primarily Watsco, Inc., and the 2018 impact of period costs associated with a product recall program (1%).

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
We continue to see growth in a strong commercial airline industry which is benefiting from traffic growth, lower airfares, and stronger economic conditions. Airline traffic, as measured by RPMs, grew approximately 7% in the first five months of 2018.
Our commercial aftermarket businesses continue to evolve as an increasing proportion of our aerospace businesses' customers are covered under Fleet Management Programs (FMPs) at Pratt & Whitney and long-term aftermarket service agreements at UTC Aerospace Systems. FMPs are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMPs and long-term aftermarket service agreements in lieu of transactional spare part sales as new aerospace product offerings enter our customers' fleets under long-term service agreements and legacy fleets are retired. For the first six months of 2018, as compared with 2017, total commercial aerospace aftermarket sales increased 15% at Pratt & Whitney and 14% at UTC Aerospace Systems.
Operating profit in the quarter and six months ended June 30, 2018 included significant net unfavorable changes in aerospace contract estimates totaling $41 million and $82 million, respectively, primarily reflecting unfavorable net contract adjustments recorded at Pratt & Whitney. Operating profit in the quarter ended June 30, 2017 included significant changes in aerospace contract estimates totaling $1 million, as favorable net contract adjustments recorded at UTC Aerospace Systems, were largely offset by unfavorable net contract adjustments recorded at Pratt & Whitney. Operating profit in the six months ended June 30, 2017 included significant net unfavorable changes in aerospace contract estimates of $29 million, primarily representing unfavorable contract adjustments recorded at Pratt & Whitney.
As previously disclosed, Pratt & Whitney's PurePower PW1500G engine models have been selected to power the Airbus A220 passenger aircraft (formerly Bombardier CSeries) which entered into service on July 15, 2016. There have been multi-year delays in the development of the aircraft. Notwithstanding these delays, Bombardier reports that they have received over 300 orders for the aircraft and that both the A220-100 and A220-300 aircraft models have been certified and have entered into revenue service.  We have made various investments in support of the production and delivery of our PW1500G engines and systems for the A220 program, which we currently expect to recover through future deliveries of PW1500G powered A220 aircraft. On October 16, 2017, Bombardier and Airbus announced an agreement to become partners on the CSeries aircraft program. On July 1, 2018 the transaction was completed with Airbus acquiring a majority stake in the partnership. We will continue to monitor the progress of the program and our ability to recover our investments, which we believe is strengthened by this partnership.
Summary performance for each of the aerospace businesses for the quarters ended June 30, 2018 and 2017 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net Sales	$4,736	$4,070	16%	$3,962	$3,640	9%
Cost of Sales	3,893	3,267	19%	2,922	2,690	9%
	843	803	5%	1,040	950	9%
Operating Expenses and Other	446	439	2%	471	416	13%
Operating Profits	$397	$364	9%	$569	$534	7%

Operating Profit Margins	8.4%	8.9%	14.4%	14.7%

Summary performance for each of the aerospace businesses for the six months ended June 30, 2018 and 2017 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net Sales	$9,065	$7,828	16%	$7,779	$7,251	7%
Cost of Sales	7,414	6,253	19%	5,705	5,357	6%
	1,651	1,575	5%	2,074	1,894	10%
Operating Expenses and Other	841	855	(2)%	917	829	11%
Operating Profits	$810	$720	13%	$1,157	$1,065	9%

Operating Profit Margins	8.9%	9.2%	14.9%	14.7%
Pratt & Whitney –
Quarter Ended June 30, 2018 Compared with Quarter Ended June 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	12%	—	—	—	4%
Cost of Sales	12%	1%	—	—	6%
Operating Profits	21%	(1)%	—	1%	(12)%
* For Pratt & Whitney only, the transactional impact of foreign exchange hedging at Pratt & Whitney Canada has been netted against the translational foreign exchange impact for presentation purposes in the table above. For all other segments these foreign exchange transactional impacts are included within the organic/operational caption in their respective tables. Due to its significance to Pratt & Whitney's overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.

The organic sales increase of 12% primarily reflects higher commercial aftermarket sales (6%), increased commercial OEM sales (3%) and higher military sales (3%). The 4% increase in "Other" reflects the sales impact of adopting the New Revenue Standard.
The operational profit increase of 21% was primarily driven by:

•	higher commercial aftermarket profit contribution (27%), driven by the sales increase noted above

This increase was partially offset by:

•	lower military profit contribution (3%), driven by adverse mix

•	lower commercial OEM profit contribution (1%), primarily driven by adverse mix at Pratt & Whitney Canada and higher negative engine margin

•	higher selling, general and administrative expenses and other ramp-related costs (2%)
The 12% decrease in "Other" primarily reflects the operating profit impact of adopting the New Revenue Standard (7%) and the absence of prior year licensing income (5%).

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	11%	—	—	—	5%
Cost of Sales	12%	1%	—	—	6%
Operating Profits	13%	2%	—	—	(2)%

The organic sales increase of 11% primarily reflects higher commercial aftermarket sales (7%), increased commercial OEM sales (2%), and higher military sales (3%). The 5% increase in "Other" reflects the sales impact of adopting the New Revenue Standard.
The operational profit increase of 13% was primarily driven by:

•	higher commercial aftermarket profit contribution (21%), driven by the sales increase noted above

•	higher military profit contribution (3%), driven by the sales increase noted above

These increases were partially offset by:

•	lower commercial OEM profit contribution (11%), primarily driven by higher negative engine margin and customer support costs
The 2% decrease in "Other" primarily reflects the absence of prior year licensing income (3%), and the operating profit impact of adopting the New Revenue Standard (2%), partially offset by a gain on a divestiture (3%).

UTC Aerospace Systems –
Quarter Ended June 30, 2018 Compared with Quarter Ended June 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	8%	1%	—	—	—
Cost of Sales	7%	1%	—	1%	—
Operating Profits	17%	(2)%	—	(2)%	(6)%
The organic sales increase of 8% primarily reflects higher commercial aftermarket and military sales (combined, 5%) and higher commercial aerospace OEM sales (4%).
The operational profit increase of 17% primarily reflects:

•	higher commercial aftermarket and military profit contribution driven by the sales growth noted above (combined, 16%)

•	higher commercial OEM profit contribution driven by the sales growth noted above (10%)
These increases were partially offset by:

•	higher selling, general and administrative expenses (8%)

The 6% decrease in "Other" primarily reflects an impairment of assets related to a previously acquired business.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	7%	1%	—	—	(1)%
Cost of Sales	5%	1%	—	—	—
Operating Profits	16%	(3)%	—	(1)%	(3)%
The organic sales increase of 7% primarily reflects higher commercial aftermarket and military sales (combined, 6%).
The operational profit increase of 16% primarily reflects:

•	higher commercial aftermarket and military profit contribution driven by the sales growth noted above (combined, 23%)
These increases were partially offset by:

•	higher selling, general and administrative expenses (7%)

The 3% decrease in "Other" primarily reflects an impairment of assets related to a previously acquired business.

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended June 30,		Quarter Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Eliminations and other	$(372)	$(273)	$(97)	$(5)
General corporate expenses	—	—	(126)	(105)

	Net Sales		Operating Profits
	Six Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Eliminations and other	$(689)	$(523)	$(108)	$(23)
General corporate expenses	—	—	(230)	(208)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year increase in sales eliminations for the quarter and six months ended June 30, 2018, as compared to the same periods of 2017, reflects an increase in the amount of inter-segment eliminations, principally between our aerospace businesses. The decrease in operating profits for the quarter ended June 30, 2018, is driven by higher inter-segment profit eliminations resulting from increased inter-segment activity amongst our aerospace businesses, transaction costs related to the pending acquisition of Rockwell Collins, and lower year-over-year gains on sales of securities. The decrease in operating profits for the six months ended June 30, 2018, is primarily driven by higher inter-segment profit eliminations resulting from increased inter-segment activity amongst our aerospace businesses, and transaction costs related to the pending acquisition of Rockwell Collins.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$11,068	$8,985	$9,345
Total debt	28,309	27,485	26,626
Net debt (total debt less cash and cash equivalents)	17,241	18,500	17,281
Total equity	33,346	31,421	30,155
Total capitalization (total debt plus total equity)	61,655	58,906	56,781
Net capitalization (total debt plus total equity less cash and cash equivalents)	50,587	49,921	47,436

Total debt to total capitalization	46%	47%	47%
Net debt to net capitalization	34%	37%	36%
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
At June 30, 2018, we had cash and cash equivalents of $11,068 million, of which approximately 36% was held by UTC's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As previously discussed, on December 22, 2017, the TCJA was enacted. Prior to enactment of the TCJA, with few exceptions, U.S. income taxes had not been provided on undistributed earnings of UTC's international subsidiaries as the Company had intended to reinvest such earnings permanently outside the U.S. or to repatriate such earnings only when it was tax effective to do so. The Company continues to evaluate the impact of the TCJA on its existing accounting position related to the undistributed earnings. Due to the inherent complexities in determining any incremental U.S. Federal and State taxes and the non-U.S. taxes that may be due if all of these earnings were remitted to the U.S., and in accordance with SAB 118, this evaluation has not been completed and no provisional amount has been recorded in regard to the undistributed amounts. After completing its evaluation, the Company will accrue any additional taxes due on previously undistributed earnings to be distributed in the future.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of June 30, 2018 and December 31, 2017, the amount of such restricted cash was approximately $38 million and $33 million, respectively.
Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization of 46% at June 30, 2018, remained relatively consistent with the prior year. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowing arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
At June 30, 2018, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of June 30, 2018, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2018, our maximum commercial paper borrowing limit was $4.35 billion.
Commercial paper borrowings at June 30, 2018 include approximately €750 million ($876 million) of euro-denominated commercial paper.
On May 18, 2018, we issued €750 million aggregate principal amount of 1.150% senior notes due 2024, €500 million aggregate principal amount of 2.150% senior notes due 2030 and €750 million aggregate principal amount of senior floating rate notes due 2020. The net proceeds received from these debt issuances were used for general corporate purposes.
On May 4, 2018, we repaid at maturity approximately $1.1 billion aggregate principal amount of 1.778% junior subordinated notes.
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

Within the Business Overview of Management's Discussion and Analysis, we have described the pending acquisition of Rockwell Collins. The purchase consideration will be a combination of UTC shares and cash. We anticipate that approximately $15 billion will be required to pay the aggregate cash portion of the Merger Consideration. We expect to fund the cash portion of the Merger Consideration through debt issuances and cash on hand. Additionally, we have entered into a $6.5 billion 364-day unsecured bridge loan credit agreement that would be funded only to the extent certain anticipated debt issuances are not completed prior to the completion of the merger. We expect to assume approximately $7 billion of Rockwell Collins’ outstanding debt. To help manage the cash flow and liquidity impact resulting from the pending acquisition, we have suspended share repurchases, excluding activity relating to our equity award programs and employee savings plans. As we continue to assess the impacts of the TCJA, future opportunities for repatriation of our non-U.S. earnings, and accelerated de-leveraging, we may consider, in addition to investments in our operations, limited additional share repurchases to offset the effects of dilution related to our stock-based compensation programs. We have repatriated $5.1 billion of overseas cash for the six months ended June 30, 2018. Available cash on hand will be used to reduce the debt funding requirements for the transaction.
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
Cash Flow - Operating Activities

	Six Months Ended June 30,
(dollars in millions)	2018	2017
Net cash flows provided by operating activities	$2,555	$3,139
Cash generated from operating activities in the six months ended June 30, 2018 was $584 million lower than the same period in 2017. Cash outflows for working capital improved $65 million in the six months ended June 30, 2018 over the prior period. Factoring activity provided an increase in cash generated from operating activities of approximately $350 million in the six months ended June 30, 2018, as compared to the prior year. This increase in factoring was driven largely by Pratt & Whitney's temporary extension of contractual payment terms with certain commercial aerospace customers. This increase does not reflect the factoring of certain aerospace receivables performed at customer request for which we are compensated by the customer for the extended payment cycle.
In the six months ended June 30, 2018, cash outflows from working capital were $489 million, excluding the adoption impact of the New Revenue Standard. Accounts receivables increased from an increase in sales volume driven by UTC Climate, Controls & Security Residential & Commercial HVAC businesses, UTC Aerospace Systems and Pratt & Whitney. Contract assets increased due to costs in excess of billings primarily at Pratt & Whitney driven by military engines, at Otis due to progression on major projects, and at UTC Climate, Controls & Security in Commercial HVAC. Inventory increased in the quarter primarily driven by UTC Climate, Controls & Security seasonal build and an increase in production work in process for the Geared Turbo Fan at Pratt & Whitney. These increases were partially offset by increases in accounts payable and accrued liabilities, driven by the higher inventory purchasing activity and customer advances at Pratt & Whitney as well as an increase in current contract liabilities driven by seasonal advanced billings and progress payments on major contracts at Otis and the timing of billings on aftermarket contracts at Pratt & Whitney.
In the six months ended June 30, 2017, cash outflows from working capital were $554 million. Inventories increased approximately $1.1 billion, primarily in our aerospace businesses supporting an increase in forecasted OEM deliveries and related aftermarket demand, and in our commercial businesses primarily driven by seasonal demand in our North American HVAC business and installation projects in process in our refrigeration businesses. These increases were largely offset by increases in accounts payable and accrued liabilities, primarily at Pratt & Whitney, with other increases at UTC Climate, Controls & Security attributable to higher seasonal demand in our North American HVAC business. Accounts receivable increased primarily in our aerospace businesses, and were partially offset by increased customer advances at Pratt & Whitney and Otis. Factoring activity provided an increase of approximately $400 million in cash generated from operating activities of continuing operations in the six months ended June 30, 2017, as compared to the prior year period. This increase in factoring was driven largely by Pratt & Whitney's temporary extension of contractual payment terms with certain commercial aerospace customers.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the six months ended June 30, 2018 and 2017 were approximately $59 million and $79 million, respectively. Although our domestic pension plans are approximately 103% funded on a projected benefit obligation basis as of June 30, 2018, and we are not required to make additional contributions through the end of 2028, we may elect to make discretionary contributions in 2018. We expect to make total contributions of approximately $100 million to our global defined benefit pension plans in 2018. Contributions to our global defined benefit pension plans in 2018 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities

	Six Months Ended June 30,
(dollars in millions)	2018	2017
Net cash flows used in investing activities	$(238)	$(990)
Cash flows used in investing activities of continuing operations for the six months ended June 30, 2018 and 2017 primarily reflect capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts. The $752 million decrease in cash flows used in investing activities in the six months ended June 30, 2018 compared to June 30, 2017 primarily relates to the $1 billion in proceeds from the sale of Taylor Company in June 2018 by UTC Climate, Controls & Security, $376 million in receipts from settlements of derivative contracts, partially offset by the absence of $596 million in net proceeds received from UTC Climate, Controls & Security's sale of investments in Watsco, Inc. in the quarter ended March 31, 2017.
Capital expenditures for the six months ended June 30, 2018 ($709 million) primarily relate to investments in production capacity at Pratt & Whitney, several small projects at UTC Aerospace Systems, and new facilities at UTC Climate, Controls & Security.
Cash investments in businesses in the six months ended June 30, 2018 ($134 million) primarily consisted of an acquisition at Pratt & Whitney. We do not expect to have additional significant acquisition spend, other than the pending acquisition of Rockwell Collins. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. Dispositions of businesses in the six months ended June 30, 2018 of $1.1 billion primarily relate to the sale of Taylor Company.
Customer financing activities in the six months ended June 30, 2018 were a net use of cash of $344 million, primarily driven by additional Geared Turbofan engines to support customer fleets. While we expect that 2018 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $15.2 billion at June 30, 2018 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.6 billion may be required to be disbursed during the remainder of 2018. We had commercial aerospace financing and other contractual commitments of approximately $15.3 billion at December 31, 2017.
During the six months ended June 30, 2018, our collaboration intangible assets increased by approximately $181 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. The settlement of these derivative instruments resulted in a net cash inflow of approximately $82 million during the six months ended June 30, 2018 and a net cash outflow of $294 million during the six months ended June 30, 2017.

Cash Flow - Financing Activities

	Six Months Ended June 30,
(dollars in millions)	2018	2017
Net cash flows used in financing activities	$(211)	$(52)

Our financing activities primarily include the issuance and repayment of short term and long term debt, payment of dividends and stock repurchases. Net cash used in financing activities decreased $159 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a reduction in debt issuances of $1.6 billion and an increase in debt repayments of $481 million, partially offset by an increase in short-term borrowings of $610 million and a reduction in common stock repurchase of $1.3 billion.
Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $0.9 billion of outstanding commercial paper at June 30, 2018.
At June 30, 2018, management had remaining authority to repurchase approximately $2.2 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. We made cash payments of approximately $52 million to repurchase approximately 402 thousand shares of our common stock during the six months ended June 30, 2018. In connection with the merger agreement with Rockwell Collins announced on September 4, 2017, we have suspended share repurchases, excluding activity required under our equity award programs and employee savings plans. As we continue to assess the impacts of the TCJA, future opportunities for repatriation of our non-U.S. earnings, and accelerated de-leveraging, we may consider, in addition to investments in our operations, limited additional share repurchases to offset the effects of dilution related to our stock-based compensation programs.
We paid dividends on common stock of $0.70 per share in both the first quarter and second quarter of 2018, totaling approximately $1,070 million in the aggregate for the six months ended June 30, 2018. On June 13, 2018, the Board of Directors declared a dividend of $0.70 per share payable September 10, 2018 to shareowners of record at the close of business on August 17, 2018.
We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2017 Annual Report, incorporated by reference in our 2017 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of June 30, 2018, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2018. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2017 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the six months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
the scope, nature, impact or timing of the pending Rockwell Collins acquisition and other acquisition and divestiture or restructuring activity, including among other things integration of acquired businesses into UTC's existing businesses and realization of synergies and opportunities for growth and innovation;

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

•
the timing and scope of future repurchases of our common stock, which may be suspended at any time due to various factors, including market conditions and the level of other investing activities and uses of cash, including in connection with the pending acquisition of Rockwell Collins;

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

•	the occurrence of events that may give rise to a right of one or both of UTC or Rockwell Collins to terminate the merger agreement;

•	negative effects of the announcement or the completion of the merger on the market price of UTC’s and/or Rockwell Collins’ common stock and/or on their respective financial performance;

•	risks related to Rockwell Collins and UTC being restricted in their operation of their businesses while the merger agreement is in effect;

•	risks relating to the value of the UTC’s shares to be issued in connection with the pending Rockwell Collins acquisition, significant merger costs and/or unknown liabilities;

•	risks associated with third-party contracts containing consent and/or other provisions that may be triggered by the Rockwell Collins merger agreement;

•	risks associated with merger-related litigation; and

•	the ability of UTC and Rockwell Collins, or the combined company, to retain and hire key personnel.
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
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
DOJ/SEC Investigations
As previously disclosed, in December 2013 and January 2014, UTC made voluntary disclosures to the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC) Division of Enforcement and the United Kingdom’s Serious Fraud Office to report the status of its internal investigation regarding a non-employee sales representative retained by United Technologies International Operations, Inc. (UTIO) and IAE for the sale of Pratt & Whitney and IAE engines and aftermarket services, respectively, in China. On April 7, 2014, the SEC notified UTC that it was conducting a formal investigation and issued a subpoena to UTC. The SEC issued a second subpoena on March 9, 2015 seeking documents related to internal allegations of violations of anti-bribery laws from UTC’s aerospace and commercial businesses, including but not limited to Otis businesses in China. On March 7, 2018, the DOJ notified UTC that it had decided to close its investigation of this matter. Based on our ongoing discussions with the SEC staff to resolve this matter, UTC recorded a charge of approximately $11 million in the second quarter of 2018.
See Note 15: Contingent Liabilities, for discussion regarding other legal proceedings.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2017 Form 10-K and Part. II, Item 1 "Legal Proceedings" of our 2018 Form 10-Q (Q1).

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended June 30, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2018	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	93	$122.40	93	$2,258
May 1 - May 31	61	124.70	61	$2,250
June 1 - June 30	60	126.10	60	$2,242
Total	214	$124.10	214
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At June 30, 2018, the maximum dollar value of shares that may yet be purchased under this current program was approximately $2,242 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. No shares were reacquired in transactions outside the program during the quarter ended June 30, 2018.
On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, under which we will acquire Rockwell Collins. To manage the cash flow and liquidity impacts of these actions, we have suspended share repurchases, excluding activity required under our equity award programs and employee savings plans.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	United Technologies Deferred Compensation Plan executed July 16, 2018 (amended and restated as of January 1, 2011).*

10.2	United Technologies Corporation Company Automatic Contribution Excess Plan executed July 16, 2018 (amended and restated as of January 1, 2010).*

10.3	United Technologies Corporation Savings Restoration Plan executed July 16, 2018 (amended and restated as of January 1, 2011).*

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20180630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20180630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20180630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20180630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20180630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20180630_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarter and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	July 27, 2018	by:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 27, 2018	by:	/s/ ROBERT J. BAILEY
Robert J. Bailey
Corporate Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)