Form 10-Q
period 2018-09-30
UNITED TECHNOLOGIES CORP /DE/
filed 2018-10-26
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
At September 30, 2018 there were 800,984,201 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2018

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,
(dollars in millions, except per share amounts)	2018	2017
Net Sales:
Product sales	$11,254	$10,378
Service sales	5,256	4,684
	16,510	15,062
Costs and Expenses:
Cost of products sold	9,342	7,800
Cost of services sold	3,194	3,306
Research and development	586	592
Selling, general and administrative	1,681	1,582
	14,803	13,280
Other income, net	131	250
Operating profit	1,838	2,032
Non-service pension (benefit)	(188)	(131)
Interest expense, net	258	223
Income from operations before income taxes	1,768	1,940
Income tax expense	419	506
Net income from operations	1,349	1,434
Less: Noncontrolling interest in subsidiaries' earnings from operations	111	104
Net income attributable to common shareowners	$1,238	$1,330
Earnings Per Share of Common Stock - Basic:
Net income attributable to common shareowners	$1.56	$1.69
Earnings Per Share of Common Stock - Diluted:
Net income attributable to common shareowners	$1.54	$1.67
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2018	2017
Net Sales:
Product sales	$33,032	$30,676
Service sales	15,425	13,481
	48,457	44,157
Costs and Expenses:
Cost of products sold	26,512	23,068
Cost of services sold	9,726	9,338
Research and development	1,729	1,797
Selling, general and administrative	5,151	4,709
	43,118	38,912
Other income, net	1,303	1,095
Operating profit	6,642	6,340
Non-service pension (benefit)	(571)	(380)
Interest expense, net	721	662
Income from operations before income taxes	6,492	6,058
Income tax expense	1,636	1,624
Net income from operations	4,856	4,434
Less: Noncontrolling interest in subsidiaries' earnings from operations	273	279
Net income attributable to common shareowners	$4,583	$4,155
Earnings Per Share of Common Stock - Basic:
Net income attributable to common shareowners	$5.80	$5.26
Earnings Per Share of Common Stock - Diluted:
Net income attributable to common shareowners	$5.72	$5.20
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Net income	$1,349	$1,434	$4,856	$4,434
Other comprehensive income (loss), net of tax (expense) benefit:
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period	(185)	514	(378)	909
Less: Reclassification adjustments for gain on sale of an investment in a foreign entity recognized in Other income, net	—	(3)	(3)	(3)
	(185)	511	(381)	906
Tax benefit	4	—	60	—
	(181)	511	(321)	906
Pension and postretirement benefit plans
Pension and postretirement benefit plans adjustments during the period	(17)	(50)	9	(54)
Amortization of actuarial loss and prior service credit	86	132	262	395
	69	82	271	341
Tax expense	(15)	(53)	(64)	(149)
	54	29	207	192
Unrealized gain (loss) on available-for-sale securities
Unrealized holding gain arising during period	—	19	—	17
Reclassification adjustments for loss included in Other income, net	—	(138)	—	(545)
ASU 2016-01 adoption impact	—	—	(5)	—
	—	(119)	(5)	(528)
Tax benefit	—	43	—	199
	—	(76)	(5)	(329)
Change in unrealized cash flow hedging
Unrealized cash flow hedging gain (loss) arising during period	95	310	(105)	440
Loss (gain) reclassified into Product sales	2	(24)	(26)	(14)
	97	286	(131)	426
Tax (expense) benefit	(28)	(73)	28	(105)
	69	213	(103)	321
Other comprehensive (loss) income, net of tax	(58)	677	(222)	1,090
Comprehensive income	1,291	2,111	4,634	5,524
Less: Comprehensive income attributable to noncontrolling interest	(92)	(144)	(249)	(362)
Comprehensive income attributable to common shareowners	$1,199	$1,967	$4,385	$5,162
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$13,799	$8,985
Accounts receivable, net	12,550	12,595
Contract assets, current	3,450	—
Inventories and contracts in progress, net	9,068	9,881
Other assets, current	1,337	1,397
Total Current Assets	40,204	32,858
Customer financing assets	3,143	2,372
Future income tax benefits	1,701	1,723
Fixed assets	21,956	21,364
Less: Accumulated depreciation	(11,720)	(11,178)
Fixed assets, net	10,236	10,186
Goodwill	27,679	27,910
Intangible assets, net	15,701	15,883
Restricted cash	9,205	5
Other assets	7,070	5,983
Total Assets	$114,939	$96,920
Liabilities and Equity
Short-term borrowings	$1,576	$392
Accounts payable	10,509	9,579
Accrued liabilities	8,867	12,316
Contract liabilities, current	5,460	—
Long-term debt currently due	92	2,104
Total Current Liabilities	26,504	24,391
Long-term debt	38,275	24,989
Future pension and postretirement benefit obligations	2,412	3,036
Other long-term liabilities	13,373	12,952
Total Liabilities	80,564	65,368
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	125	131
Shareowners' Equity:
Common Stock	17,869	17,574
Treasury Stock	(35,667)	(35,596)
Retained earnings	57,706	55,242
Unearned ESOP shares	(79)	(85)
Accumulated other comprehensive loss	(7,723)	(7,525)
Total Shareowners' Equity	32,106	29,610
Noncontrolling interest	2,144	1,811
Total Equity	34,250	31,421
Total Liabilities and Equity	$114,939	$96,920
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2018	2017
Operating Activities:
Net income from operations	$4,856	$4,434
Adjustments to reconcile net income from operations to net cash flows provided by operating activities:
Depreciation and amortization	1,766	1,582
Deferred income tax provision	70	724
Stock compensation cost	181	145
Gain on sale of Taylor Company	(799)	—
Change in:
Accounts receivable	(2,379)	(1,051)
Contract assets, current	(892)	—
Inventories and contracts in progress	(991)	(1,249)
Other current assets	262	78
Accounts payable and accrued liabilities	3,044	1,864
Contract liabilities, current	313	—
Global pension contributions	(72)	(2,008)
Canadian government settlement	(221)	(246)
Other operating activities, net	(821)	(1,163)
Net cash flows provided by operating activities	4,317	3,110
Investing Activities:
Capital expenditures	(1,122)	(1,214)
Investments in businesses	(177)	(196)
Dispositions of businesses (Note 1)	1,099	37
Proceeds from sale of investments in Watsco, Inc.	—	596
Increase in customer financing assets, net	(453)	(525)
Increase in collaboration intangible assets	(302)	(290)
Receipts (payments) from settlements of derivative contracts	71	(183)
Other investing activities, net	(135)	117
Net cash flows used in investing activities	(1,019)	(1,658)
Financing Activities:
Issuance of long-term debt	13,409	4,044
Repayment of long-term debt	(2,093)	(1,587)
Increase in short-term borrowings, net	1,228	400
Proceeds from Common Stock issued under employee stock plans	33	25
Dividends paid on Common Stock	(1,606)	(1,541)
Repurchase of Common Stock	(72)	(1,430)
Other financing activities, net	(60)	(204)
Net cash flows provided by (used in) financing activities	10,839	(293)
Effect of foreign exchange rate changes on cash and cash equivalents	(111)	208
Net increase in cash, cash equivalents and restricted cash	14,026	1,367
Cash, cash equivalents and restricted cash, beginning of year	9,018	7,189
Cash, cash equivalents and restricted cash, end of period	23,044	8,556
Less: Restricted cash	9,245	33
Cash and cash equivalents, end of period	$13,799	$8,523
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at September 30, 2018 and for the quarter and nine months ended September 30, 2018 and 2017 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2017 Annual Report) incorporated by reference in our Annual Report on Form 10-K for calendar year 2017 (2017 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions and Dispositions. During the nine months ended September 30, 2018, our investment in business acquisitions was $177 million, and primarily consisted of an acquisition at Pratt & Whitney. On June 21, 2018, UTC Climate, Controls & Security completed its sale of Taylor Company for proceeds of $1.0 billion resulting in a pre-tax gain of $799 million ($591 million after tax).
On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, Inc. (Rockwell Collins), under which we agreed to acquire Rockwell Collins. Under the terms of the merger agreement, each Rockwell Collins shareowner will receive $93.33 per share in cash and a fraction of a share of UTC common stock equal to the quotient obtained by dividing $46.67 by the average of the volume-weighted average prices per share of UTC common stock on the NYSE on each of the 20 consecutive trading days ending with the trading day immediately prior to the closing date, (the “UTC Stock Price”), subject to adjustment based on a two-way collar mechanism as described below (the “Stock Consideration”). The cash and UTC stock payable in exchange for each such share of Rockwell Collins common stock are collectively the “Merger Consideration.” The fraction of a share of UTC common stock into which each such share of Rockwell Collins common stock will be converted is the “Exchange Ratio.” The Exchange Ratio will be determined based upon the UTC Stock Price. If the UTC Stock Price is greater than $107.01 but less than $124.37, the Exchange Ratio will be equal to the quotient of (i) $46.67 divided by (ii) the UTC Stock Price, which, in each case, will result in the Stock Consideration having a value equal to $46.67. If the UTC Stock Price is less than or equal to $107.01 or greater than or equal to $124.37, then a two-way collar mechanism will apply, pursuant to which, (x) if the UTC Stock Price is greater than or equal to $124.37, the Exchange Ratio will be fixed at 0.37525 and the value of the Stock Consideration will be greater than $46.67, and (y) if the UTC Stock Price is less than or equal to $107.01, the Exchange Ratio will be fixed at 0.43613 and the value of the Stock Consideration will be less than $46.67. On January 11, 2018, the merger was approved by Rockwell Collins' shareowners. We currently expect that the merger will be completed in the fourth quarter of 2018, subject to customary closing conditions, including the receipt of required regulatory approvals.
We anticipate that approximately $15 billion will be required to pay the aggregate cash portion of the Merger Consideration which will be funded by cash on hand. On August 16, 2018 we issued $11 billion of aggregate principal notes (refer to Note 5) for net proceeds of $10.9 billion of which $9.2 billion is specifically designated to fund the cash portion of the Merger Consideration and related fees, expenses and other amounts. Therefore, $9.2 billion of the net proceeds from the issuance have been classified as restricted cash as of September 30, 2018.
In connection with the merger agreement with Rockwell Collins announced on September 4, 2017, we entered into a $6.5 billion 364-day unsecured bridge loan credit agreement that would have been funded only to the extent certain anticipated debt issuances were not completed prior to the completion of the merger. The unsecured bridge loan credit agreement was terminated on August 16, 2018 upon issuance of the $11 billion of aggregate principal notes described above. We expect to assume approximately $7 billion of Rockwell Collins' outstanding debt upon completion of the merger.
As has been previously disclosed, the Company is continuing a strategic review of its portfolio of businesses. There can be no assurance as to the outcome of any such process or that any such process will result in a transaction, or if a transaction is undertaken, as to its terms or timing.

Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2018 were as follows:

(dollars in millions)	Balance as of January 1, 2018	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of September 30, 2018
Otis	$1,737	$6	$(42)	$1,701
UTC Climate, Controls & Security	10,009	1	(237)	9,773
Pratt & Whitney	1,511	58	(2)	1,567
UTC Aerospace Systems	14,650	—	(35)	14,615
Total Segments	27,907	65	(316)	27,656
Eliminations and other	3	20	—	23
Total	$27,910	$85	$(316)	$27,679
The $316 million net reduction in goodwill within Foreign Currency Translation and Other includes a $151 million reduction of goodwill attributable to UTC Climate, Controls & Security's sale of Taylor Company. The $20 million increase in goodwill within Eliminations and other is due to an acquisition of a digital analytics company.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2018		December 31, 2017
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,181	$(1,604)	$2,178	$(1,534)
Patents and trademarks	362	(232)	399	(233)
Collaboration intangible assets	4,413	(573)	4,109	(384)
Customer relationships and other	13,493	(4,413)	13,352	(4,100)
	20,449	(6,822)	20,038	(6,251)
Unamortized:
Trademarks and other	2,074	—	2,096	—
Total	$22,523	$(6,822)	$22,134	$(6,251)
Customer relationship intangible assets include payments made to our customers to secure certain contractual rights. Such payments are capitalized when distinct rights are obtained and sufficient incremental cash flows to support the recoverability of the assets have been established. Otherwise, the applicable portion of the payments is expensed. We amortize these intangible assets based on the underlying pattern of economic benefit, which may result in an amortization method other than straight-line. In the aerospace industry, amortization based on the pattern of economic benefit generally results in lower amortization expense during the development period with amortization expense increasing as programs enter full production and aftermarket cycles. If a pattern of economic benefit cannot be reliably determined, a straight-line amortization method is used. We classify amortization of such payments as a reduction of sales. The collaboration intangible assets are amortized based upon the pattern of economic benefits as represented by the underlying cash flows.
Amortization of intangible assets for the quarter and nine months ended September 30, 2018 was $225 million and $680 million, respectively, compared with $211 million and $626 million for the same periods of 2017. The following is the expected amortization of intangible assets for the years 2018 through 2023, which reflects the pattern of expected economic benefit on certain aerospace intangible assets.

(dollars in millions)	Remaining 2018	2019	2020	2021	2022	2023
Amortization expense	$222	$877	$875	$904	$924	$920
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
We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price, including contractual discounts, contract incentive payments, estimates of award fees, unfunded contract value under U.S. Government contracts, and other sources of variable consideration, when determining the transaction price of each contract. We include variable consideration in the estimated transaction price when there is a basis to reasonably estimate the amount. These estimates are based on historical experience, anticipated performance and our best judgment at the time. We also consider whether our contracts provide customers with significant financing. Generally, our contracts do not contain significant financing.
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
Loss provisions on OEM contracts are recognized to the extent that estimated contract costs exceed the estimated consideration from the products contemplated under the contractual arrangement. For new commitments, we generally record loss provisions at the earlier of contract announcement or contract signing except for certain contracts under which losses are recorded upon receipt of the purchase order that obligates us to perform. For existing commitments, anticipated losses on contractual arrangements are recognized in the period in which losses become evident. Products contemplated under contractual arrangements include firm quantities of product sold under contract and, in the commercial engine and wheels and brakes businesses, future highly probable sales of replacement parts required by regulation that are expected to be sold subsequently for incorporation into the original equipment. In the commercial engine and wheels and brakes businesses, when the combined original equipment and aftermarket arrangement for each individual sales campaign are profitable, we record original equipment product losses, as applicable, at the time of delivery.
We review our cost estimates on significant contracts on a quarterly basis and for others, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. We record changes in contract estimates using the cumulative catch-up method.
The New Revenue Standard changed the revenue recognition practices for a number of revenue streams across our businesses, although the most significant impacts are concentrated in our aerospace units. Several of our businesses which previously accounted for revenue on a point in time basis are now required to use an over-time revenue recognition model when their contracts meet one or more of the mandatory criteria established in the New Revenue Standard. Revenue is now recognized on an over-time basis using an input method for repair contracts within Otis and UTC Climate, Controls & Security; certain U.S. Government and commercial aerospace equipment contracts; and aerospace aftermarket service work. We measure progress toward completion for these contracts using costs incurred to date relative to total estimated costs at completion. Incurred costs represent work performed, which corresponds with and best depicts the transfer of control to the customer. For these businesses, unrecognized sales related to the satisfied portion of the performance obligations of contracts in process as of the date of adoption of the New Revenue Standard of approximately $220 million were recorded through retained earnings. The ongoing effect on our reported revenues of recognizing revenue on an over-time basis within these businesses is not expected to be materially different than the previous revenue recognition method.
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
Under the New Revenue Standard, costs incurred for engineering and development of aerospace products under contracts with customers must be capitalized as contract fulfillment costs, to the extent recoverable from the associated contract margin, and subsequently amortized as the OEM products are delivered to the customer. Under prior accounting, we generally expensed costs of engineering and development of aerospace products. The new standard also requires that customer funding of OEM product engineering and development be deferred in instances where intellectual property does not transfer to the customer and recognized as revenue when the OEM products are delivered. Engineering and development costs which do not qualify for capitalization as contract fulfillment costs are expensed as incurred. Prior to the New Revenue Standard, any customer funding received for such development efforts was recognized when earned, with the corresponding costs recognized as cost of sales.
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
The following schedules quantify the impact of the New Revenue Standard on the statement of operations for the quarter and nine months ended September 30, 2018. The effect of the new standard represents the increase (decrease) in the line item based on the adoption of the New Revenue Standard.

(dollars in millions)	Quarter Ended September 30, 2018, under previous standard	Effect of the New Revenue Standard	Quarter Ended September 30, 2018 as reported
Net Sales:
Product sales	$11,228	$26	$11,254
Service sales	5,233	23	5,256
	16,461	49	16,510
Costs and Expenses:
Cost of products sold	9,389	(47)	9,342
Cost of services sold	3,172	22	3,194
Research and development	614	(28)	586
Selling, general and administrative	1,681	—	1,681
	14,856	(53)	14,803
Other income, net	132	(1)	131
Operating profit	1,737	101	1,838
Non-service pension (benefit)	(188)	—	(188)
Interest expense, net	258	—	258
Income from operations before income taxes	1,667	101	1,768
Income tax expense	394	25	419
Net income from operations	1,273	76	1,349
Less: Noncontrolling interest in subsidiaries' earnings from operations	113	(2)	111
Net income attributable to common shareowners	$1,160	$78	$1,238

(dollars in millions)	Nine Months Ended September 30, 2018, under previous standard	Effect of the New Revenue Standard	Nine Months Ended September 30, 2018 as reported
Net Sales:
Product sales	$32,801	$231	$33,032
Service sales	15,201	224	15,425
	48,002	455	48,457
Costs and Expenses:
Cost of products sold	26,250	262	26,512
Cost of services sold	9,568	158	9,726
Research and development	1,794	(65)	1,729
Selling, general and administrative	5,151	—	5,151
	42,763	355	43,118
Other income, net	1,307	(4)	1,303
Operating profit	6,546	96	6,642
Non-service pension (benefit)	(571)	—	(571)
Interest expense, net	721	—	721
Income from operations before income taxes	6,396	96	6,492
Income tax expense	1,612	24	1,636
Net income from operations	4,784	72	4,856
Less: Noncontrolling interest in subsidiaries' earnings from operations	269	4	273
Net income attributable to common shareowners	$4,515	$68	$4,583

The New Revenue Standard resulted in an increase to Product and Service sales and Cost of products and services sold primarily due to the change to an over-time basis using an input method revenue model for certain U.S Government and commercial aerospace equipment contracts, and aerospace aftermarket service work at Pratt & Whitney and UTC Aerospace Systems. The New Revenue Standard also resulted in an increase in Cost of products sold during the nine months ended September 30, 2018 related to the timing of manufacturing cost recognition. During the quarter ended September 30, 2018, Cost of products sold were lower under the New Revenue Standard due to a change in the contract average unit costs during the quarter.
The lower amounts of research and development expense recognized under the New Revenue Standard reflect the capitalization of costs of engineering and development of aerospace products as contract fulfillment costs under contracts with customers.
The following schedule quantifies the impact of the New Revenue Standard on our balance sheet as of September 30, 2018.

(dollars in millions)	September 30, 2018 under previous standard	Effect of the New Revenue Standard	September 30, 2018 as reported
Assets
Accounts receivable, net	$13,988	$(1,438)	$12,550
Contract assets, current	—	3,450	3,450
Inventories	11,337	(2,269)	9,068
Other assets, current	1,305	32	1,337
Future income tax benefits	1,669	32	1,701
Intangible assets, net	15,771	(70)	15,701
Other assets	5,987	1,083	7,070

Liabilities and Equity
Accrued liabilities	$14,153	$(5,286)	$8,867
Contract liabilities, current	—	5,460	5,460
Other long term liabilities	12,357	1,016	13,373
Noncontrolling interest	2,138	6	2,144

Retained earnings	58,118	(412)	57,706
The decrease in Retained earnings of $412 million in the table above reflects $480 million of adjustments to the balance sheet as of January 1, 2018, resulting from the adoption of the New Revenue Standard partially offset by $68 million higher reported net income under the New Revenue Standard during 2018. The declines in Accounts receivable, net, Inventories, Other assets, current, and Intangible assets, net, reflect reclassifications to contract assets, and specifically for Inventories, earlier recognition of costs of products sold for contracts requiring an over-time method of revenue recognition. The increase in Other assets reflects the establishment of non-current contract assets and contract fulfillment cost assets.
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

Contract Assets and Liabilities. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of September 30, 2018 are as follows:

(dollars in millions)	September 30, 2018
Contract assets, current	$3,450
Contract assets, noncurrent (included within Other assets)	1,075
Total contract assets	4,525
Contract liabilities, current	(5,460)
Contract liabilities, noncurrent (included within Other long-term liabilities)	(5,044)
Total contract liabilities	(10,504)
Net contract liabilities	$(5,979)
Under the New Revenue Standard, during the nine months ended September 30, 2018, net contract liabilities increased to $5,979 million. This reflects the establishment of $6,365 million of net contract liabilities upon the adoption, and $21,093 million of advance payments from customers and reclassifications of contract assets to receivables upon billing during the period. These increases were partially offset by the liquidation of beginning of period contract liabilities of $1,978 million as a result of revenue recognition, and by $19,499 million of revenue recognition within the period. The remaining change is primarily attributable to the impact of foreign currency exchange rate changes on the balance of contract assets and liabilities offset by net contract liabilities acquired through business combinations.
Remaining performance obligations ("RPO") are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of September 30, 2018, our total RPO is $106.8 billion. Of this total, we expect approximately 42% will be recognized as sales over the following 24 months.
Note 3: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2018	2017	2018	2017
Net income attributable to common shareowners	$1,238	$1,330	$4,583	$4,155
Basic weighted average number of shares outstanding	791.3	788.3	790.6	790.3
Stock awards and equity units (share equivalent)	10.5	8.8	10.1	9.1
Diluted weighted average number of shares outstanding	801.8	797.1	800.7	799.4
Earnings Per Share of Common Stock:
Basic	$1.56	$1.69	$5.80	$5.26
Diluted	$1.54	$1.67	$5.72	$5.20
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and nine months ended September 30, 2018, the number of stock awards excluded from the computation was approximately 5.0 million and 5.2 million, respectively. For the quarter and nine months ended September 30, 2017, the number of stock awards excluded from the computation was approximately 5.8 million and 6.4 million, respectively.

Note 4: Inventories and Contracts in Progress

(dollars in millions)	September 30, 2018	December 31, 2017
Raw materials	$2,444	$2,038
Work-in-process	2,292	3,366
Finished goods	4,332	3,845
Contracts in progress	—	10,205
	9,068	19,454
Less:
Progress payments, secured by lien, on U.S. Government contracts	—	(236)
Billings on contracts in progress	—	(9,337)
	$9,068	$9,881
Inventories as of December 31, 2017 included capitalized contract development costs of $127 million related to certain aerospace programs at UTC Aerospace Systems. Upon adoption of the New Revenue Standard, these costs are recorded as contract fulfillment costs included in Other assets.
Prior to the adoption of the New Revenue Standard, within our commercial aerospace business, inventory costs attributable to new engine offerings were recognized based on the average cost per unit expected over the life of each contract using the units-of-delivery method of percentage of completion accounting. Under this method, costs of initial engine deliveries in excess of the projected contract per unit average cost were capitalized and these capitalized amounts were subsequently expensed as additional engines were delivered for engines with costs below the projected contract per unit average cost over the life of the contract. As of December 31, 2017, inventory included $438 million of such capitalized amounts. Upon adoption of the New Revenue Standard, these amounts are no longer included in inventory. In addition, amounts previously reported as Contracts in progress have been reclassified as contract assets in accordance with the New Revenue Standard.
Note 5: Borrowings and Lines of Credit

(dollars in millions)	September 30, 2018	December 31, 2017
Commercial paper	$1,380	$300
Other borrowings	196	92
Total short-term borrowings	$1,576	$392
At September 30, 2018, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion, pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of September 30, 2018, there were no borrowings under either of these agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2018, our maximum commercial paper borrowing limit was $4.35 billion. Commercial paper borrowings at September 30, 2018 include approximately €750 million ($881 million) of euro-denominated commercial paper. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
On August 16, 2018, we issued $1.0 billion aggregate principal amount of 3.350% notes due 2021, $2.25 billion aggregate principal amount of 3.650% notes due 2023, $1.5 billion aggregate principal amount of 3.950% notes due 2025, $3.0 billion aggregate principal amount of 4.125% notes due 2028, $750 million aggregate principal amount of 4.450% notes due 2038, $1.75 billion aggregate principal amount of 4.625% notes due 2048, and $750 million aggregate principal amount of floating rate notes due 2021. The net proceeds received from the issuance of the notes due 2021, notes due 2023, notes due 2025, notes due 2028, notes due 2038 and the floating rate notes due 2021 are specifically designated to finance payment obligations with respect to the cash consideration and related fees, expenses and other amounts in connection with the acquisition of Rockwell Collins. If either the acquisition of Rockwell Collins does not occur on or before July 15, 2019 or we notify the trustee that we will not pursue the acquisition of Rockwell Collins, we will be required to redeem the mandatorily redeemable notes then outstanding at a redemption price equal to 101% of the principal amount of such notes plus accrued and unpaid interest (the special mandatory redemption).

We expect to use the proceeds of the notes due 2048 for general corporate purposes which may include the repayment of debt, including outstanding commercial paper. The notes due 2048 are not subject to the special mandatory redemption.
On May 18, 2018, we issued €750 million aggregate principal amount of 1.150% notes due 2024, €500 million aggregate principal amount of 2.150% notes maturing 2030 and €750 million aggregate principal amount of floating rate notes maturing 2020. The net proceeds received from these debt issuances were used for general corporate purposes.
On May 4, 2018, we repaid at maturity approximately $1.1 billion aggregate principal amount of 1.778% junior subordinated notes.
On February 1, 2018, we repaid at maturity the $99 million 6.80% notes and on February 22, 2018, we repaid at maturity the €750 million EURIBOR plus 0.80% floating rate notes.
In connection with the merger agreement with Rockwell Collins announced on September 4, 2017, we entered into a $6.5 billion 364-day unsecured bridge loan credit agreement that would have been funded only to the extent certain anticipated debt issuances were not completed prior to the completion of the merger. This unsecured bridge loan credit agreement was terminated on August 16, 2018 upon issuance of the $11 billion of aggregate principal notes described above. See Note 1 for additional discussion.
Long-term debt consisted of the following:

(dollars in millions)	September 30, 2018	December 31, 2017
6.800% notes due 2018	$—	$99
EURIBOR plus 0.800% floating rate notes due 2018 (€750 million principal value) [2]	—	890
1.778% junior subordinated notes due 2018	—	1,100
LIBOR plus 0.350% floating rate notes due 2019 [3]	350	350
1.500% notes due 2019 [1]	650	650
EURIBOR plus 0.15% floating rate notes due 2019 (€750 million principal value) [2]	881	890
8.875% notes due 2019	271	271
4.875% notes due 2020 [1]	171	171
4.500% notes due 2020 [1]	1,250	1,250
1.900% notes due 2020 [1]	1,000	1,000
EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value) [2]	881	—
8.750% notes due 2021	250	250
3.350% notes due 2021 [1]	1,000	—
LIBOR plus 0.650% floating rate notes due 2021 [1,3]	750	—
1.950% notes due 2021 [1]	750	750
1.125% notes due 2021 (€950 million principal value) [1]	1,117	1,127
2.300% notes due 2022 [1]	500	500
3.100% notes due 2022 [1]	2,300	2,300
1.250% notes due 2023 (€750 million principal value) [1]	881	890
3.650% notes due 2023 [1]	2,250	—
2.800% notes due 2024 [1]	800	800
1.150% notes due 2024 (€750 million principal value) [1]	881	—
3.950% notes due 2025 [1]	1,500	—
1.875% notes due 2026 (€500 million principal value) [1]	588	593
2.650% notes due 2026 [1]	1,150	1,150
3.125% notes due 2027 [1]	1,100	1,100
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
4.125% notes due 2028 [1]	3,000	—
7.500% notes due 2029 [1]	550	550
2.150% notes due 2030 (€500 million principal value) [1]	588	—
5.400% notes due 2035 [1]	600	600

6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [1]	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
4.450% notes due 2038 [1]	750	—
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.150% notes due 2045 [1]	850	850
3.750% notes due 2046 [1]	1,100	1,100
4.050% notes due 2047 [1]	600	600
4.625% notes due 2048 [1]	1,750	—
Project financing obligations	250	158
Other (including capitalized leases)	230	195
Total principal long-term debt	38,473	27,118
Other (fair market value adjustments and discounts)	(106)	(25)
Total long-term debt	38,367	27,093
Less: current portion	92	2,104
Long-term debt, net of current portion	$38,275	$24,989

1	We may redeem these notes at our option pursuant to their terms.

2
The three-month EURIBOR rate as of September 30, 2018 was approximately -0.318%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

3	The three-month LIBOR rate as of September 30, 2018 was approximately 2.398%.
The average maturity of our long-term debt at September 30, 2018 is approximately 11 years. The average interest expense rate on our total borrowings for the quarter and nine months ended September 30, 2018 and 2017 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average interest expense rate	3.6%	3.6%	3.5%	3.6%
We have an existing universal shelf registration statement filed with the Securities and Exchange Commission (SEC) for an indeterminate amount of equity and debt securities for future issuances, subject to our internal limitations on the amount of equity and debt to be issued under this shelf registration statement.
Note 6: Income Taxes
On December 22, 2017, Public Law 115-97 “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” was enacted. This law is commonly referred to as the Tax Cuts and Jobs Act of 2017 (TCJA). In accordance with Staff Accounting Bulletin 118 (SAB 118) issued on December 22, 2017, the U.S. income tax amounts recorded attributable to the TCJA’s deemed repatriation provision, the revaluation of U.S. deferred taxes and the tax consequences relating to states with current conformity to the Internal Revenue Code are provisional amounts. Due to the enactment date and tax complexities of the TCJA, the Company has not completed its accounting related to these items.
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $40 million to $610 million of unrecognized tax benefits may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the closure of tax statutes, or the revaluation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. The range of potential change includes provisional amounts related to the TCJA based on currently available information. See Note 15, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
The Examination Division of the Internal Revenue Service is currently auditing UTC tax years 2014, 2015 and 2016, and the audit is expected to conclude within the next 12 months.
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
The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and postretirement plans on our condensed consolidated statement of operations was as follows:

	Quarter Ended September 30, 2017
(dollars in millions)	Previously Reported	Effect of Change Higher/(Lower)	As Revised
Cost of product sold	$7,750	$50	$7,800
Cost of services sold	3,293	13	3,306
Research and development	582	10	592
Selling, general and administrative	1,524	58	1,582
Non-service pension (benefit)	—	(131)	(131)

	Nine Months Ended September 30, 2017
(dollars in millions)	Previously Reported	Effect of Change Higher/(Lower)	As Revised
Cost of product sold	$22,920	$148	$23,068
Cost of services sold	9,300	38	9,338
Research and development	1,768	29	1,797
Selling, general and administrative	4,544	165	4,709
Non-service pension (benefit)	—	(380)	(380)
Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Defined benefit plans	$13	$1,929	$72	$2,008
Defined contribution plans	97	86	296	262

There were no contributions to our domestic defined benefit pension plans in the quarter and nine months ended September 30, 2018. There was a $1.9 billion contribution to our domestic defined benefit pension plans in the quarter and nine months ended September 30, 2017. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended September 30,		Other Postretirement Benefits Quarter Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Service cost	$94	$94	$—	$—
Interest cost	274	281	7	9
Expected return on plan assets	(558)	(555)	—	—
Amortization of prior service credit	(11)	(9)	—	(1)
Recognized actuarial net loss (gain)	100	144	(3)	(2)
Net settlement and curtailment loss	3	2	—	—
Total net periodic benefit (income) cost	$(98)	$(43)	$4	$6

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Service cost	$280	$280	$1	$2
Interest cost	831	838	19	22
Expected return on plan assets	(1,683)	(1,636)	—	—
Amortization of prior service credit	(31)	(27)	(2)	(1)
Recognized actuarial net loss (gain)	302	430	(7)	(7)
Net settlement and curtailment loss	—	1	—	—
Total net periodic benefit (income) cost	$(301)	$(114)	$11	$16

Note 8: Restructuring Costs
During the nine months ended September 30, 2018, we recorded net pre-tax restructuring costs totaling $186 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(dollars in millions)
Otis	$50
UTC Climate, Controls & Security	52
Pratt & Whitney	3
UTC Aerospace Systems	77
Eliminations and other	4
Total	$186
Restructuring charges incurred during the nine months ended September 30, 2018 primarily relate to actions initiated during 2018 and 2017, and were recorded as follows:

(dollars in millions)
Cost of sales	$112
Selling, general and administrative	76
Non-service pension (benefit)	(2)
Total	$186
2018 Actions. During the nine months ended September 30, 2018, we recorded net pre-tax restructuring costs of $97 million, comprised of $47 million in cost of sales, $52 million in selling, general and administrative expenses, and $(2) million in non-service pension benefit. The 2018 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field and manufacturing operations.

We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2018 and 2019. No specific plans for other significant actions have been finalized at this time. The following table summarizes the accrual balance and utilization for the 2018 restructuring actions for the quarter and nine months ended September 30, 2018:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended September 30, 2018
Restructuring accruals at June 30, 2018	$48	$—	$48
Net pre-tax restructuring costs	19	5	24
Utilization and foreign exchange	(19)	(2)	(21)
Balance at September 30, 2018	$48	$3	$51

Nine Months Ended September 30, 2018
Net pre-tax restructuring costs	$90	$7	$97
Utilization and foreign exchange	(42)	(4)	(46)
Balance at September 30, 2018	$48	$3	$51
The following table summarizes expected, incurred and remaining costs for the 2018 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2018	Costs Incurred Quarter Ended June 30, 2018	Costs Incurred Quarter Ended September 30, 2018	Remaining Costs at September 30, 2018
Otis	$40	$(9)	$(18)	$(2)	$11
UTC Climate, Controls & Security	97	(1)	(23)	(14)	59
Pratt & Whitney	3	—	(3)	—	—
UTC Aerospace Systems	36	—	(15)	(8)	13
Eliminations and other	4	(2)	(2)	—	—
Total	$180	$(12)	$(61)	$(24)	$83
2017 Actions. During the nine months ended September 30, 2018, we recorded net pre-tax restructuring costs totaling $76 million for restructuring actions initiated in 2017, including $56 million in cost of sales and $20 million in selling, general and administrative expenses. The 2017 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field and manufacturing operations, and costs to exit legacy programs. The following table summarizes the accrual balances and utilization for the 2017 restructuring actions for the quarter and nine months ended September 30, 2018:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended September 30, 2018
Restructuring accruals at June 30, 2018	$73	$(3)	$70
Net pre-tax restructuring costs	3	6	9
Utilization and foreign exchange	(19)	(8)	(27)
Balance at September 30, 2018	$57	$(5)	$52

Nine Months Ended September 30, 2018
Restructuring accruals at December 31, 2017	$84	$1	$85
Net pre-tax restructuring costs	50	26	76
Utilization and foreign exchange	(77)	(32)	(109)
Balance at September 30, 2018	$57	$(5)	$52

The following table summarizes expected, incurred and remaining costs for the 2017 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2017	Costs Incurred Quarter Ended March 31, 2018	Costs Incurred Quarter Ended June 30, 2018	Costs Incurred Quarter Ended September 30, 2018	Remaining Costs at September 30, 2018
Otis	$69	$(43)	$(15)	$(4)	$(1)	$6
UTC Climate, Controls & Security	78	(76)	(7)	5	1	1
Pratt & Whitney	7	(7)	—	—	—	—
UTC Aerospace Systems	207	(43)	(29)	(17)	(9)	109
Eliminations and other	7	(7)	—	—	—	—
Total	$368	$(176)	$(51)	$(16)	$(9)	$116
2016 and Prior Actions. During the nine months ended September 30, 2018, we recorded net pre-tax restructuring costs totaling $13 million for restructuring actions initiated in 2016 and prior. As of September 30, 2018, we have approximately $83 million of accrual balances remaining related to 2016 and prior actions.
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $20.0 billion and $19.1 billion at September 30, 2018 and December 31, 2017, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivative instruments as of September 30, 2018 and December 31, 2017:

(dollars in millions)	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	$36	$77
	Other assets	46	101
	Total asset derivatives	$82	$178
	Liability Derivatives:
	Accrued liabilities	(25)	(10)
	Other long-term liabilities	(35)	(8)
	Total liability derivatives	$(60)	$(18)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	48	70
	Other assets	20	5
	Total asset derivatives	$68	$75
	Liability Derivatives:
	Accrued liabilities	(55)	(57)
	Other long-term liabilities	(3)	(3)
	Total liability derivatives	$(58)	$(60)

The effect of cash flow hedging relationships on accumulated other comprehensive income for the quarter and nine months ended September 30, 2018 and 2017 are presented in the table below. The amounts of gain or (loss) are attributable to foreign exchange contract activity and are recorded as a component of Product sales when reclassified from accumulated other comprehensive income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Gain (loss) recorded in Accumulated other comprehensive loss	$95	$310	$(105)	$440
Loss (gain) reclassified from Accumulated other comprehensive loss into Product sales	2	(24)	(26)	(14)
The table above reflects the effect of cash flow hedging relationships on the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2018 and 2017. The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
We have approximately €4.95 billion of euro-denominated long-term debt and €750 million of euro-denominated commercial paper borrowings outstanding, which qualify as a net investment hedge against our investments in European businesses. As of September 30, 2018, the net investment hedge is deemed to be effective.
Assuming current market conditions continue, a $10 million pre-tax gain is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2018, all derivative contracts accounted for as cash flow hedges will mature by October 2022.
The effect of derivatives not designated as hedging instruments within Other income, net, on the Condensed Consolidated Statement of Operations was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Foreign exchange contracts	$16	$10	$86	$50
Note 10: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017:

September 30, 2018 (dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$42	$42	$—	$—
Derivative assets	150	—	150	—
Derivative liabilities	(118)	—	(118)	—

December 31, 2017 (dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$64	$64	$—	$—
Derivative assets	253	—	253	—
Derivative liabilities	(78)	—	(78)	—
Valuation Techniques. Our available-for-sale securities include equity investments that are traded in active markets, either domestically or internationally, and are measured at fair value using closing stock prices from active markets. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. As of September 30, 2018, there were no significant transfers in or out of Level 1 and Level 2.
As of September 30, 2018, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$128	$125	$127	$121
Customer financing notes receivable	458	433	609	596
Short-term borrowings	(1,576)	(1,576)	(392)	(392)
Long-term debt (excluding capitalized leases)	(38,344)	(38,803)	(27,067)	(29,180)
Long-term liabilities	(295)	(263)	(362)	(330)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017:

	September 30, 2018
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$125	$—	$125	$—
Customer financing notes receivable	433	—	433	—
Short-term borrowings	(1,576)	—	(1,380)	(196)
Long-term debt (excluding capitalized leases)	(38,803)	—	(38,465)	(338)
Long-term liabilities	(263)	—	(263)	—

	December 31, 2017
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$121	$—	$121	$—
Customer financing notes receivable	596	—	596	—
Short-term borrowings	(392)	—	(300)	(92)
Long-term debt (excluding capitalized leases)	(29,180)	—	(28,970)	(210)
Long-term liabilities	(330)	—	(330)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $15.1 billion and $15.3 billion as of September 30, 2018 and December 31, 2017, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Associated risks on these commitments from changes in interest rates are mitigated because interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.
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
Prior to the adoption of the New Revenue Standard, long-term trade accounts receivable, including unbilled receivables related to long-term aftermarket contracts, were principally amounts arising from the sale of goods and the delivery of services with a contract maturity date or realization period of greater than one year and were recognized as "Other assets" in our Condensed Consolidated Balance Sheet. With the adoption of the New Revenue Standard, these unbilled receivables are classified as non-current contract assets and are recognized as "Other assets" in our Condensed Consolidated Balance Sheet. Notes and leases receivable represent notes and lease receivables other than receivables related to operating leases, and are recognized as "Customer financing assets" in our Condensed Consolidated Balance Sheet. The following table summarizes the balance by class of aerospace business related long-term receivables as of September 30, 2018 and December 31, 2017.

(dollars in millions)	September 30, 2018	December 31, 2017
Long-term trade accounts receivable	$64	$973
Notes and leases receivable	430	424
Total long-term receivables	$494	$1,397
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations to customers whose uncollateralized receivables are in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. The decrease in Long-term trade accounts receivable from December 31, 2017 is primarily driven by the reclassification of unbilled receivables related to long-term aftermarket contracts to contract assets in accordance with the New Revenue Standard as described above. Based upon the customer credit ratings, approximately $140 million and $170 million of our total long-term receivables were considered to bear high credit risk as of September 30, 2018 and December 31, 2017, respectively.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $18 million and $17 million as of September 30, 2018 and December 31, 2017, are individually evaluated for impairment. At September 30, 2018 and December 31, 2017, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or are considered to be unrecoverable.
Note 12: Shareowners' Equity and Noncontrolling Interest
A summary of the changes in shareowners' equity and noncontrolling interest comprising total equity for the quarter and nine months ended September 30, 2018 and 2017 is provided below:

	Quarter Ended September 30,
	2018			2017
(dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$31,364	$1,982	$33,346	$28,442	$1,713	$30,155
Comprehensive income (loss) for the period:
Net income	1,238	111	1,349	1,330	104	1,434
Total other comprehensive (loss) income	(39)	(19)	(58)	637	40	677
Total comprehensive income for the period	1,199	92	1,291	1,967	144	2,111
Common Stock issued under employee plans	125	—	125	86	—	86
Common Stock repurchased	(23)	—	(23)	(60)	—	(60)
Dividends on Common Stock	(536)	—	(536)	(533)	—	(533)
Dividends on ESOP Common Stock	(18)	—	(18)	(19)	—	(19)
Dividends attributable to noncontrolling interest	—	(73)	(73)	—	(105)	(105)
Capital contributions	—	138	138	—	54	54
Sale of subsidiary shares from noncontrolling interest, net	—	—	—	5	9	14
Acquisition of noncontrolling interest	—	—	—	—	14	14
Redeemable noncontrolling interest fair value adjustment	(6)	—	(6)	(4)	—	(4)
Other	1	5	6	(3)	(19)	(22)
Equity, end of period	$32,106	$2,144	$34,250	$29,881	$1,810	$31,691

	Nine Months Ended September 30,
	2018			2017
(dollars in millions)	Share-owners' Equity	Non-controlling Interest	Total Equity	Share-owners' Equity	Non-controlling Interest	Total Equity
Equity, beginning of period	$29,610	$1,811	$31,421	$27,579	$1,590	$29,169
Comprehensive income (loss) for the period:
Net income	4,583	273	4,856	4,155	279	4,434
Total other comprehensive (loss) income	(198)	(24)	(222)	1,007	83	1,090
Total comprehensive income for the period	4,385	249	4,634	5,162	362	5,524
Common Stock issued under employee plans	306	—	306	256	—	256
Common Stock repurchased	(75)	—	(75)	(1,430)	—	(1,430)
Dividends on Common Stock	(1,606)	—	(1,606)	(1,541)	—	(1,541)
Dividends on ESOP Common Stock	(53)	—	(53)	(54)	—	(54)
Dividends attributable to noncontrolling interest	—	(212)	(212)	—	(217)	(217)
Capital contributions	—	300	300	—	97	97
(Purchase) sale of subsidiary shares from noncontrolling interest, net	(1)	(1)	(2)	4	4	8
Acquisition of noncontrolling interest	—	—	—	—	14	14
Disposition of noncontrolling interest	—	(8)	(8)	—	—	—
Redeemable noncontrolling interest fair value adjustment	(8)	—	(8)	(99)	—	(99)
New Revenue Standard adoption impact	(480)	—	(480)	—	—	—
Other	28	5	33	4	(40)	(36)
Equity, end of period	$32,106	$2,144	$34,250	$29,881	$1,810	$31,691
A summary of the changes in each component of Accumulated other comprehensive (loss) income, net of tax for the quarter and nine months ended September 30, 2018 and 2017 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended September 30, 2018
Balance at June 30, 2018	$(3,085)	$(4,499)	$—	$(100)	$(7,684)
Other comprehensive (loss) income before reclassifications, net	(166)	(17)	—	95	(88)
Amounts reclassified, pre-tax	—	86	—	2	88
Tax expense (benefit)	4	(15)	—	(28)	(39)
Balance at September 30, 2018	$(3,247)	$(4,445)	$—	$(31)	$(7,723)

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(2,950)	$(4,652)	$5	$72	$(7,525)
Other comprehensive (loss) income before reclassifications, net	(354)	9	—	(105)	(450)
Amounts reclassified, pre-tax	(3)	262	—	(26)	233
Tax expense (benefit)	60	(64)	—	28	24
ASU 2016-01 adoption impact	—	—	(5)	—	(5)
Balance at September 30, 2018	$(3,247)	$(4,445)	$—	$(31)	$(7,723)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended September 30, 2017
Balance at June 30, 2017	$(3,128)	$(4,882)	$100	$(54)	$(7,964)
Other comprehensive income (loss) before reclassifications, net	474	(37)	12	232	681
Amounts reclassified, pre-tax	(3)	132	(138)	(24)	(33)
Tax (benefit) expense reclassified	—	(66)	50	5	(11)
Balance at September 30, 2017	$(2,657)	$(4,853)	$24	$159	$(7,327)

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(3,480)	$(5,045)	$353	$(162)	$(8,334)
Other comprehensive income (loss) before reclassifications, net	826	(39)	11	332	1,130
Amounts reclassified, pre-tax	(3)	395	(545)	(14)	(167)
Tax (benefit) expense reclassified	—	(164)	205	3	44
Balance at September 30, 2017	$(2,657)	$(4,853)	$24	$159	$(7,327)
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
Note 13: Variable Interest Entities
Pratt & Whitney holds a net 61% interest in the International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC and MTU are participants in International Aero Engines, LLC (IAE LLC), whose business purpose is to coordinate the design, development, manufacturing and product support for the PW1100G-JM engine for the Airbus A320neo aircraft and the PW1400G-JM engine for the Irkut MC21 aircraft. Pratt & Whitney holds a 59% net interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for variable interest entities in our Condensed Consolidated Balance Sheet are as follows:

(dollars in millions)	September 30, 2018	December 31, 2017
Current assets	$5,423	$3,976
Noncurrent assets	1,439	1,534
Total assets	$6,862	$5,510

Current liabilities	$5,465	$3,601
Noncurrent liabilities	1,951	2,086
Total liabilities	$7,416	$5,687
Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to financial guarantees outstanding since December 31, 2017. The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2018 and 2017 are as follows:

(dollars in millions)	2018	2017
Balance as of January 1	$1,146	$1,199
Warranties and performance guarantees issued	472	221
Settlements made	(380)	(194)
Other	(8)	21
Balance as of September 30	$1,230	$1,247
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
Legal Proceedings.
Cost Accounting Standards Claim
As previously disclosed, in December 2013, a Divisional Administrative Contracting Officer of the United States Defense Contract Management Agency asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest (approximately $80 million through September 30, 2018). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. On March 18, 2014, Pratt & Whitney filed an appeal to the Armed Services Board of Contract Appeals. Pratt & Whitney’s appeal is still pending and we continue to believe the government’s claim is without merit.
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $253 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $139 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed our suit, and we appealed this decision to the German Federal Tax Court (FTC). Following a hearing on July 24, 2018, the FTC remanded the matter to the local German Tax Court for further proceedings. In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter.
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
Our estimated total liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $341 million and is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2018. This amount is on a pre-tax basis, not discounted, and excludes the Company’s legal fees to defend the asbestos claims (which will continue to be expensed by the Company as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $156 million, which is included primarily in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2018.
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
Total sales by segment include inter-segment sales, which are generally made at prices approximating those that the selling entity is able to obtain on external sales. Results for the quarters ended September 30, 2018 and 2017 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2018	2017	2018	2017	2018	2017
Otis	$3,223	$3,156	$486	$550	15.1%	17.4%
UTC Climate, Controls & Security	4,880	4,688	844	794	17.3%	16.9%
Pratt & Whitney	4,789	3,871	109	188	2.3%	4.9%
UTC Aerospace Systems	3,955	3,637	610	572	15.4%	15.7%
Total segments	16,847	15,352	2,049	2,104	12.2%	13.7%
Eliminations and other	(337)	(290)	(102)	32
General corporate expenses	—	—	(109)	(104)
Consolidated	$16,510	$15,062	$1,838	$2,032	11.1%	13.5%
Results for the nine months ended September 30, 2018 and 2017 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2018	2017	2018	2017	2018	2017
Otis	$9,604	$9,091	$1,424	$1,536	14.8%	16.9%
UTC Climate, Controls & Security	14,291	13,292	3,081	2,562	21.6%	19.3%
Pratt & Whitney	13,854	11,699	919	908	6.6%	7.8%
UTC Aerospace Systems	11,734	10,888	1,767	1,637	15.1%	15.0%
Total segments	49,483	44,970	7,191	6,643	14.5%	14.8%
Eliminations and other	(1,026)	(813)	(210)	9
General corporate expenses	—	—	(339)	(312)
Consolidated	$48,457	$44,157	$6,642	$6,340	13.7%	14.4%
Geographic sales are attributed to the geographic regions based on their location of origin. Segment information for the quarter ended September 30, 2018 is as follows:

(dollars in millions)	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Total
Primary Geographical Markets
United States	$864	$2,537	$3,696	$2,805	$9,902
Europe	968	1,377	141	560	3,046
Asia Pacific	1,129	726	316	86	2,257
Other	262	240	636	504	1,642
Total segment	$3,223	$4,880	$4,789	$3,955	16,847
Eliminations and other					(337)
Consolidated					$16,510
Segment information for the nine months ended September 30, 2018 is as follows:

(dollars in millions)	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Total
Primary Geographical Markets
United States	$2,568	$7,250	$10,469	$8,235	$28,522
Europe	3,028	4,216	440	1,752	9,436
Asia Pacific	3,220	2,131	996	255	6,602
Other	788	694	1,949	1,492	4,923
Total segment	$9,604	$14,291	$13,854	$11,734	49,483
Eliminations and other					(1,026)
Consolidated					$48,457
Segment sales disaggregated by product type and product versus service for the quarter ended September 30, 2018 are as follows:

(dollars in millions)	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Total
Product Type
Commercial and industrial, non aerospace	$3,223	$4,880	$5	$14	$8,122
Commercial aerospace	—	—	3,421	3,031	6,452
Military aerospace	—	—	1,363	910	2,273
Total segment	$3,223	$4,880	$4,789	$3,955	16,847
Eliminations and other					(337)
Consolidated					$16,510

Sales Type
Product	$1,448	$4,106	$2,703	$3,297	$11,554
Service	1,775	774	2,086	658	5,293
Total segment	$3,223	$4,880	$4,789	$3,955	16,847
Eliminations and other					(337)
Consolidated					$16,510

Segment sales disaggregated by product type and product versus service for the nine months ended September 30, 2018 are as follows:

(dollars in millions)	Otis	UTC Climate, Controls & Security	Pratt & Whitney	UTC Aerospace Systems	Total
Product Type
Commercial and industrial, non aerospace	$9,604	$14,291	$31	$44	$23,970
Commercial aerospace	—	—	9,989	8,966	18,955
Military aerospace	—	—	3,834	2,724	6,558
Total segment	$9,604	$14,291	$13,854	$11,734	49,483
Eliminations and other					(1,026)
Consolidated					$48,457

Sales Type
Product	$4,192	$11,917	$8,016	$9,825	$33,950
Service	5,412	2,374	5,838	1,909	15,533
Total segment	$9,604	$14,291	$13,854	$11,734	49,483
Eliminations and other					(1,026)
Consolidated					$48,457
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
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This ASU makes various targeted amendments to the leasing standard and we are evaluating this ASU in connection with adoption of the standard. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This standard allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will be adopting this alternative transition method when adopting the new leasing standard as of January 1, 2019. We expect that upon adoption of these standards, we will recognize ROU assets and lease liabilities and that the amounts will be material. We do not expect ASU 2016-02 to have a material impact on our cash flows or results of operations.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The new standard allows companies to reclassify to retained earnings the stranded tax effects in accumulated other comprehensive income (AOCI) from the newly-enacted U.S. Tax Cuts and Jobs Act. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We expect that upon adoption we will recognize a reclassification from AOCI to retained earnings that could be material, primarily related to pension. We are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements. We do not expect this ASU to have a material impact on our cash flows and results of operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new standard includes updates to the disclosure requirements for fair value measurements including several additions, deletions and modifications to the disclosure requirements. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this ASU.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard includes updates to the disclosure requirements for defined benefit plans including several additions, deletions and modifications to the disclosure requirements. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this ASU.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarter and nine months ended September 30, 2018 and 2017, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 26, 2018, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of United Technologies Corporation

Results of Review of Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries as of September 30, 2018, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 26, 2018

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
Our military businesses' sales are affected by U.S. Department of Defense budget and spending levels. Total sales to the U.S. Government were $1.9 billion and $1.4 billion for the quarters ended September 30, 2018 and 2017, 11% and 9% of total UTC sales for those periods, respectively. The defense portion of our aerospace business is affected by changes in market demand and the global political environment. Our participation in long-term production, development and sustainment programs for the U.S. Government has and is expected to contribute positively to our results in 2018.
As has been previously disclosed, the Company is continuing to undertake a strategic review of its portfolio of businesses. There can be no assurance as to the outcome of any such process or that any such process will result in a transaction, or if a transaction is undertaken, as to its terms or timing.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the nine months ended September 30, 2018, our investment in business acquisitions was $177 million, which primarily reflects an acquisition at Pratt & Whitney. On September 4, 2017, we announced that we had entered into a merger agreement with Rockwell Collins, under which we agreed to acquire Rockwell Collins. See Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets for additional discussion. We do not expect to have additional significant acquisition spend, other than the pending acquisition of Rockwell Collins. However, actual acquisition spending may vary depending upon the timing, availability and value of acquisition opportunities. To help manage the cash flow and liquidity resulting from the pending acquisition, we have suspended share repurchases, excluding activity relating to our equity award programs and employee savings plans.
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
Effective January 1, 2018, we adopted ASU 2014-09 and its related amendments (collectively, the New Revenue Standard) and elected the modified retrospective approach. Note 2 of the condensed consolidated financial statements contains further detail regarding the adoption of the New Revenue Standard and its impact on the statement of operations for the quarter and nine months ended September 30, 2018 and the balance sheet as of September 30, 2018. Under the New Revenue Standard, costs incurred for engineering and development of aerospace products under contracts with customers must be capitalized as contract fulfillment costs, to the extent recoverable from the associated contract margin, and subsequently amortized as the OEM products are delivered to the customer. The estimation of contract margin requires management's judgment. Also as described in Note 2, the New Revenue Standard changed the revenue recognition practices for a number of revenue streams across our businesses. Several of our businesses which previously accounted for revenue on a point in time basis are now required to use an over-time revenue recognition model when their contracts meet one or more of the mandatory criteria established in the New Revenue Standard. Revenue is now recognized on an over-time basis using an input method for repair contracts within Otis and UTC Climate, Controls & Security; certain U.S. Government and commercial aerospace equipment contracts; and aerospace aftermarket service work. We measure progress toward completion for these contracts using costs incurred to date relative to total estimated costs at completion. This over-time basis using an input method requires estimates of future revenues and costs over the full term of product and/or service delivery. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management's judgment.
The long-term nature of these contracts, the complexity of the products, and the strict safety and performance standards under which they are regulated can affect our ability to estimate costs and margin precisely. As a result, we review our cost estimates on significant contracts on a quarterly basis and for others, at least annually or when circumstances change and warrant a modification to a previous estimate. We record changes in contract estimates using the cumulative catch-up method. For further discussion of significant judgments and estimates related to long-term contract accounting, see the Critical Accounting Estimates disclosure in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Net Sales	$16,510	$15,062	$48,457	$44,157
The factors contributing to the total percentage change year-over-year in total net sales for the quarter and nine months ended September 30, 2018 are as follows:

	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2018
Organic change	8%	7%
Foreign currency translation	(1)%	1%
Other	3%	2%
Total % change	10%	10%
All four segments experienced organic sales growth for both the quarter and nine months ended September 30, 2018. During the quarter ended September 30, 2018, Pratt & Whitney sales grew 13% organically, driven by higher commercial aftermarket, commercial OEM, and military sales. UTC Aerospace Systems grew 9% organically primarily driven by higher commercial aerospace OEM and aftermarket sales, and higher military sales. Organic sales growth of 7% at Climate, Controls & Security was driven by growth in global commercial HVAC, North America residential HVAC, and transport refrigeration. Otis sales grew 4% organically, reflecting higher new equipment sales, driven by growth in Europe and North America, and higher service sales, driven by growth in North America and Asia.

During the nine months ended September 30, 2018, Pratt & Whitney sales grew 11% organically, reflecting higher commercial aftermarket, military, and commercial OEM sales. UTC Aerospace Systems grew 7% organically, driven by higher commercial aftermarket, commercial OEM, and military sales. Organic sales growth of 6% at Climate, Controls & Security was driven by growth in North America residential HVAC, global commercial HVAC, and transport refrigeration. Otis sales grew 2% organically, reflecting higher service sales, driven by growth in North America and Asia. Otis new equipment sales were up slightly as growth in Europe and North America was partially offset by a decline in China.
Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Total cost of products and services sold	$12,536	$11,106	$36,238	$32,406
Percentage of net sales	75.9%	73.7%	74.8%	73.4%
The factors contributing to the percentage change year-over-year for the quarter and nine months ended September 30, 2018 in total cost of products and services sold are as follows:

	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2018
Organic change	10%	8%
Foreign currency translation	(1)%	1%
Other	4%	3%
Total % change	13%	12%
The organic increase in total cost of products and services sold for the quarter and nine months ended September 30, 2018 was primarily driven by the organic sales increases noted above. The 4% increase in Other for the quarter ended September 30, 2018 primarily reflects an increase in cost of sales related to a current year customer contract settlement (3%) and the absence of a prior year decrease to cost of sales related to a prior year customer contract matter (2%) at Pratt & Whitney. The 3% increase in Other for the nine months ended September 30, 2018 primarily reflects the impact of the adoption of the New Revenue Standard (1%), a current year customer contract settlement at Pratt & Whitney (1%) and the absence of a prior year customer contract matter at Pratt & Whitney (1%).
Gross Margin

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Gross margin	$3,974	$3,956	$12,219	$11,751
Percentage of net sales	24.1%	26.3%	25.2%	26.6%
The decrease in gross margin as a percentage of sales for the quarter ended September 30, 2018 was driven by a 520 basis point decline in Pratt & Whitney's gross margin driven by the unfavorable year-over-year impact of customer contract matters and higher negative engine margin. Otis gross margin declined 220 basis points driven by unfavorable price and mix. Gross margin at UTC Aerospace Systems declined 20 basis points as the benefit of higher commercial aftermarket volumes and cost reduction was more than offset by adverse commercial OEM mix and higher warranty expense. Gross margin at UTC Climate, Controls & Security was up slightly as favorable pricing and the favorable year-over-year impact of contract adjustments related to a large commercial project were largely offset by increased commodities and logistics costs.
The decrease in gross margin as a percentage of sales for the nine months ended September 30, 2018 includes a 300 basis point decline in Pratt & Whitney's gross margin driven by the unfavorable year-over-year impact of customer contract matters and higher negative engine margin. Gross margin at Otis declined 170 basis points driven by unfavorable price and mix, primarily in China. Gross margin at UTC Climate, Controls & Security was consistent with the prior year as favorable pricing and the favorable year-over-year impact of contract adjustments related to a large commercial project were largely offset by increased commodities and logistics costs. UTC Aerospace Systems gross margin improved 30 basis points as the benefit of higher commercial aftermarket volumes and cost reduction more than offset adverse commercial OEM mix and higher warranty expense.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Company-funded	$586	$592	$1,729	$1,797
Percentage of net sales	3.5%	3.9%	3.6%	4.1%
Customer-funded	$356	$359	$1,044	$1,094
Percentage of net sales	2.2%	2.4%	2.2%	2.5%
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year decrease (1%) in company-funded research and development for the quarter ended September 30, 2018 was driven by a decline at Pratt & Whitney (3%) reflecting lower expenses across various commercial programs partially offset by an increase at UTC Climate, Controls & Security (2%) to support the continued investment in new products. Company-funded research and development at UTC Aerospace Systems was consistent with the prior year as increased spend across various commercial programs was offset by the deferral of certain development costs in accordance with the New Revenue Standard. For the nine months ended September 30, 2018 company-funded research and development decreased 4% driven by lower spending at Pratt & Whitney (3%) and UTC Aerospace Systems (3%) reflecting lower expenses across various commercial programs and the deferral of certain development costs in accordance with the New Revenue Standard, partially offset by an increase in spending at UTC Climate, Controls & Security (2%) to support the continued investment in new products.
The decrease (1%) in customer-funded research and development for the quarter ended September 30, 2018 reflects a decline at UTC Aerospace Systems (3%) primarily driven by the deferral of certain development costs in accordance with the New Revenue Standard and lower expenses across various programs, partially offset by an increase at Pratt & Whitney (3%), primarily driven by higher research and development expenses on military development programs. The decline (5%) in customer-funded research and development for the nine months ended September 30, 2018 reflects a decrease at UTC Aerospace Systems (5%), primarily driven by the deferral of certain development costs in accordance with the New Revenue Standard, partially offset by an increase at Pratt & Whitney (3%), primarily driven by higher research and development expenses on military development programs.
Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Selling, general and administrative expenses	$1,681	$1,582	$5,151	$4,709
Percentage of net sales	10.2%	10.5%	10.6%	10.7%
Selling, general and administrative expenses increased 6% in the quarter ended September 30, 2018, but decreased 30 basis points as a percentage of net sales. The increase reflects higher expenses at UTC Aerospace Systems (3%) primarily driven by increased headcount and employee compensation related expenses; an increase at UTC Climate, Controls & Security (2%) primarily driven by employee compensation related expenses; and higher expenses at Otis (1%) resulting from higher labor and information technology costs. The increase also reflects transaction costs related to the merger agreement with Rockwell Collins (1%), and costs associated with a strategic review of the Company's portfolio of businesses (1%), which were offset by the impact of lower restructuring expenses (1%), and a decrease resulting from the impact of foreign exchange (1%).
Selling, general and administrative expenses increased 9% in the nine months ended September 30, 2018, but decreased 10 basis points as a percentage of net sales. The increase reflects higher expenses at UTC Aerospace Systems (3%) primarily driven by increased headcount and employee compensation related expenses; an increase at UTC Climate, Controls & Security (2%) primarily driven by employee compensation related expenses; higher expenses at Pratt & Whitney (1%) driven by increased headcount and employee compensation related expenses and costs to support higher volumes; and higher expenses at Otis (1%) resulting from higher labor and information technology costs; the unfavorable impact of foreign exchange (2%) and transaction costs related to the merger agreement with Rockwell Collins (1%).
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

Other Income, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Other income, net	$131	$250	$1,303	$1,095
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The year-over-year decrease in Other income (48%) for the quarter ended September 30, 2018 was primarily driven by the absence of prior year gains on the sale of securities (48%).
The year-over-year increase in Other income, net (19%) for the nine months ended September 30, 2018 primarily reflects the gain on the sale of Taylor Company ($799 million, 73%) and a gain on a divestiture at Pratt & Whitney (2%), partially offset by the absence of a prior year gain from the sale of UTC Climate, Controls & Security's investments in Watsco, Inc (35%), the absence of prior year gains on the sale of securities (13%), an impairment of assets related to a previously acquired UTC Aerospace Systems business (4%) and the absence of a prior year gain on the sale of an investment in a UTC Climate, Controls & Security joint venture (2%).
Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Interest expense	$323	$258	$837	$745
Interest income	(65)	(35)	(116)	(83)
Interest expense, net	$258	$223	$721	$662
Average interest expense rate	3.6%	3.6%	3.5%	3.6%
Interest expense, net increased 16% and 9% for the quarter and nine months ended September 30, 2018, respectively. The increase in interest expense reflects the impact of the August 16, 2018 issuance of notes representing $11 billion in aggregate principal; the May 4, 2017 issuance of notes representing $4 billion in aggregate principal; and the May 18, 2018 issuance of Euro-denominated notes representing €2 billion in aggregate principal. These increases were partially offset by the favorable impact of the repayment at maturity of the following: 1.8% notes in June 2017 representing $1.5 billion in aggregate principal; the 6.8% notes in February 2018 representing $99 million of aggregate principal; the Euro-denominated floating rate notes in February 2018 representing €750 million in aggregate principal; and the 1.778% notes in May 2018 representing $1.1 billion of aggregate principal. The average maturity of our long-term debt at September 30, 2018 is approximately 11 years.
$9.2 billion of the $11 billion in aggregate principal amount of notes issued on August 16, 2018 is specifically designated to fund the cash consideration in the acquisition of Rockwell Collins and related fees, expenses and other amounts. Therefore, $9.2 billion of the net proceeds from the issuance have been classified as restricted cash as of September 30, 2018. We expect to use the remaining proceeds for general corporate purposes which may include the repayment of debt, including outstanding commercial paper. The increase in interest income for the quarter and nine months ended September 30, 2018 primarily reflects interest earned on higher cash balances.
Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective tax rate	23.7%	26.1%	25.2%	26.8%
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
The decrease in the effective tax rate for the quarter and nine months ended September 30, 2018 is primarily due to a decrease in the estimated full year forecasted effective tax rate as a result of the enactment of TCJA. This is partially offset by the absence of non-cash tax gains associated with certain federal, state and non-US tax year closures due to audit resolutions and the expiration of applicable statutes of limitations in the third quarter of 2017.
As shown in the table above, the effective tax rate for the nine months ended September 30, 2018 is 25.2%; the effective income tax rate for the same period, excluding restructuring, non-operational nonrecurring items, is 24.1%. We expect some variability in our full year annual effective income tax rate excluding restructuring, non-operational nonrecurring items and any provisional adjustments related to the TCJA.
Net Income Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2018	2017	2018	2017
Net income attributable to common shareowners	$1,238	$1,330	$4,583	$4,155
Diluted earnings per share from operations	$1.54	$1.67	$5.72	$5.20
Net income attributable to common shareowners for the quarter ended September 30, 2018 includes restructuring charges, net of tax benefit, of $28 million as well as a net charge for significant non-operational and/or nonrecurring items, net of tax, of $281 million. The effect of restructuring charges and significant non-operational and/or nonrecurring items on diluted earnings per share for the quarter ended September 30, 2018 was a charge of $0.39 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging had no impact on diluted earnings per diluted share.
Net income from continuing operations attributable to common shareowners for the quarter ended September 30, 2017 includes restructuring charges, net of tax benefit, of $45 million as well as a net charge for significant non-operational and/or nonrecurring items, net of tax, of $5 million. The effect of restructuring charges and significant non-operational and/or nonrecurring items on diluted earnings per share for the quarter ended September 30, 2017 was a charge of $0.06 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.04 per diluted share.
Net income attributable to common shareowners for the nine months ended September 30, 2018 includes restructuring charges, net of tax benefit, of $139 million as well as a net gain for significant non-operational and/or nonrecurring items, including the impact of taxes, of $179 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the nine months ended September 30, 2018 was a gain of $0.05 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.05 per diluted share.
Net income from continuing operations attributable to common shareowners for the nine months ended September 30, 2017 includes restructuring charges, net of tax benefit, of $119 million as well as the net favorable impact of significant non-operational and/or nonrecurring items, net of tax, of $233 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the nine months ended September 30, 2017 was a gain of $0.14 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.11 per diluted share.
Restructuring Costs

	Nine Months Ended September 30,
(dollars in millions)	2018	2017
Restructuring costs	$186	$177
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
2018 Actions. During the nine months ended September 30, 2018, we recorded net pre-tax restructuring charges of $97 million relating to ongoing cost reduction actions initiated in 2018. We expect to incur additional restructuring charges of $83 million to complete these actions. We are targeting to complete in 2018 and 2019 the majority of the remaining workforce and facility related cost reduction actions initiated in 2018. We expect recurring pre-tax savings in continuing operations to increase to approximately $110 million annually over the two-year period subsequent to initiating the actions. Approximately 81% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2018, we had cash outflows of approximately $48 million related to the 2018 actions.
2017 Actions. During the nine months ended September 30, 2018 and 2017, we recorded net pre-tax restructuring charges of $76 million and $114 million, respectively, for actions initiated in 2017. We expect to incur additional restructuring charges of $116 million to complete these actions. We are targeting to complete in 2018 the majority of the remaining workforce and facility related cost reduction actions initiated in 2017. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $250 million annually, of which, approximately $139 million was realized during the nine months ended September 30, 2018. Approximately 77% of the total expected pre-tax charge will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2018, we had cash outflows of approximately $86 million related to the 2017 actions.
In addition, during the nine months ended September 30, 2018, we recorded net pre-tax restructuring costs totaling $13 million for restructuring actions initiated in 2016 and prior. For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarter and nine months ended September 30, 2018 and 2017 are included in "Eliminations and other", which also includes certain smaller subsidiaries. We attempt to quantify material cited factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
At constant currency and excluding the effect of acquisitions and divestitures, UTC Climate, Controls & Security equipment orders in the quarter ended September 30, 2018 increased 13% in comparison to the same period of the prior year, driven by increases in transport refrigeration (91%), fire and security products (8%), residential equipment (2%) and commercial HVAC (2%). At constant currency, and excluding the impact of the New Revenue Standard, Otis new equipment orders in the quarter increased 9% in comparison to the prior year, driven by increased orders in North America (30%) and China (14%), partially offset by a decline in Europe (10%).

Summary performance for each of the commercial businesses for the quarters ended September 30, 2018 and 2017 was as follows:

	Otis			UTC Climate, Controls & Security
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net Sales	$3,223	$3,156	2%	$4,880	$4,688	4%
Cost of Sales	2,291	2,175	5%	3,421	3,292	4%
	932	981	(5)%	1,459	1,396	5%
Operating Expenses and Other	446	431	3%	615	602	2%
Operating Profits	$486	$550	(12)%	$844	$794	6%

Operating Profit Margins	15.1%	17.4%	17.3%	16.9%
Summary performance for each of the commercial businesses for the nine months ended September 30, 2018 and 2017 was as follows:

	Otis			UTC Climate, Controls & Security
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net Sales	$9,604	$9,091	6%	$14,291	$13,292	8%
Cost of Sales	6,814	6,293	8%	10,046	9,343	8%
	2,790	2,798	—%	4,245	3,949	7%
Operating Expenses and Other	1,366	1,262	8%	1,164	1,387	(16)%
Operating Profits	$1,424	$1,536	(7)%	$3,081	$2,562	20%

Operating Profit Margins	14.8%	16.9%	21.6%	19.3%
Otis –
Quarter Ended September 30, 2018 Compared with Quarter Ended September 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	(2)%	—%	—%	—%
Cost of Sales	7%	(2)%	—%	—%	—%
Operating Profits	(11)%	(2)%	—%	—%	1%

The organic sales increase of 4% reflects higher new equipment sales (2%), driven by growth in Europe and North America, and higher service sales (2%), driven by growth in North America and Asia.

The operational profit decrease of 11% was driven by:

•	unfavorable price and mix (8%)

•	unfavorable year-over-year transactional foreign exchange from mark-to-market adjustments (4%)

•	higher selling, general and administrative expenses and research and development costs (4%)

•	unfavorable commodity costs (2%)

These decreases were partially offset by:

•	profit contribution from the higher sales volumes noted above (7%)

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	3%	—%	—%	1%
Cost of Sales	4%	3%	—%	—%	1%
Operating Profits	(8)%	3%	—%	(2)%	—%

The organic sales increase of 2% primarily reflects higher service sales (2%), driven by growth in North America and Asia. New equipment sales increased slightly primarily driven by growth in Europe and North America (combined, 1%), partially offset by a decline in China (1%).

The operational profit decrease of 8% was driven by:

•	unfavorable price and mix (9%), primarily in China

•	higher selling, general and administrative expenses and research and development costs (3%)

•	unfavorable commodity costs (2%)

•	unfavorable transactional foreign exchange from mark-to-market adjustments (1%)

These decreases were partially offset by:

•	profit contribution from the higher sales volumes noted above (7%)

UTC Climate, Controls & Security –
Quarter Ended September 30, 2018 Compared with Quarter Ended September 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	7%	(1)%	(2)%	—%	—%
Cost of Sales	7%	(1)%	(2)%	—%	—%
Operating Profits	7%	—%	(2)%	3%	(2)%
The organic sales increase of 7% was driven by growth in global commercial HVAC (3%), North America residential HVAC (2%), and transport refrigeration (2%), which was primarily driven by strong performance in the container division.

The operational profit increase of 7% was driven by:

•	profit contribution from the higher sales volumes noted above, net of mix (8%)

•	the year-over-year impact of contract adjustments related to a large commercial project (4%)

•	favorable pricing net of commodities (4%)
These increases were partially offset by:

•	increased logistics costs (5%)

•	increased selling, general and administrative costs, net of restructuring savings (2%)

•	increased research and development costs (1%)

The 2% decrease in Other primarily reflects the absence of a prior year gain on the sale of an investment.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	3%	(1)%	—%	—%
Cost of Sales	6%	3%	(1)%	—%	—%
Operating Profits	6%	1%	—%	1%	12%

The organic sales increase of 6% was driven primarily by growth in North America residential HVAC (2%), global commercial HVAC (2%), and transport refrigeration (2%) which was primarily driven by strong performance in the container division.

The operational profit increase of 6% was driven by:

•	profit contribution from the higher sales volumes noted above, net of mix (6%)

•	the year-over-year impact of contract adjustments related to a large commercial project (4%)
These increases were partially offset by:

•	increased logistics costs (2%)

•	increased research and development costs (1%)
The impact of pricing, net of commodities, was consistent with the prior year.

The 12% increase in Other primarily reflects the year-over-year impact of gains on sale of investments (14%), primarily driven by the sale of Taylor Company in 2018, partially offset by the absence of the prior year sale of Watsco, Inc.
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
We continue to see growth in a strong commercial airline industry which is benefiting from traffic growth and stronger economic conditions. Airline traffic, as measured by RPMs, grew approximately 7% in the first eight months of 2018.
Our commercial aftermarket businesses continue to evolve as a significant portion of our aerospace businesses' customers are covered under Fleet Management Programs (FMPs) at Pratt & Whitney and long-term aftermarket service agreements at UTC Aerospace Systems. FMPs are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to FMPs and long-term aftermarket service agreements in lieu of transactional spare part sales as new aerospace product offerings enter our customers' fleets under long-term service agreements and legacy fleets are retired. For the first nine months of 2018, as compared with 2017, total commercial aerospace aftermarket sales increased 13% at Pratt & Whitney and 13% at UTC Aerospace Systems.
Operating profit in the quarter ended September 30, 2018 included significant net favorable changes in aerospace contract estimates totaling $55 million, primarily reflecting favorable net contract adjustments at Pratt & Whitney. Operating profit for the nine months ended September 30, 2018 included significant net unfavorable changes in aerospace contract estimates totaling $28 million, reflecting unfavorable net contract adjustments recorded at both UTC Aerospace Systems and Pratt & Whitney. Operating profit in the quarter and nine months ended September 30, 2017 included significant net unfavorable changes in aerospace contract estimates totaling $21 million and $50 million, respectively, primarily reflecting unfavorable net contract adjustments recorded at Pratt & Whitney.

Summary performance for each of the aerospace businesses for the quarters ended September 30, 2018 and 2017 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net Sales	$4,789	$3,871	24%	$3,955	$3,637	9%
Cost of Sales	4,215	3,207	31%	2,909	2,667	9%
	574	664	(14)%	1,046	970	8%
Operating Expenses and Other	465	476	(2)%	436	398	10%
Operating Profits	$109	$188	(42)%	$610	$572	7%

Operating Profit Margins	2.3%	4.9%	15.4%	15.7%
Summary performance for each of the aerospace businesses for the nine months ended September 30, 2018 and 2017 was as follows:

	Pratt & Whitney			UTC Aerospace Systems
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net Sales	$13,854	$11,699	18%	$11,734	$10,888	8%
Cost of Sales	11,629	9,460	23%	8,614	8,024	7%
	2,225	2,239	(1)%	3,120	2,864	9%
Operating Expenses and Other	1,306	1,331	(2)%	1,353	1,227	10%
Operating Profits	$919	$908	1%	$1,767	$1,637	8%

Operating Profit Margins	6.6%	7.8%	15.1%	15.0%
Pratt & Whitney –
Quarter Ended September 30, 2018 Compared with Quarter Ended September 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	13%	—%	—%	—%	11%
Cost of Sales	18%	(1)%	—%	—%	14%
Operating Profits	(36)%	4%	—%	(1)%	(9)%
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

The organic sales increase of 13% primarily reflects higher commercial aftermarket sales of (5%), increased commercial OEM sales of (4%) and growth in military sales of (4%). The 11% increase in Other reflects the absence of a prior year customer contract matter (10%) and the impact of the adoption the New Revenue Standard (1%).

The operational profit decrease of 36% was primarily driven by:

•	lower commercial OEM profit contribution (73%), reflecting higher negative engine margin and other ramp-related costs, as well as increased selling, general and administrative expenses

This decrease was partially offset by:

•	higher commercial aftermarket profit contribution (33%), driven by the sales increase noted above

•	higher military profit contribution (3%), driven by the sales increase noted above, partially offset by the impact of adverse mix on military development programs

The 9% decrease in Other primarily reflects a customer contract settlement (159%), partially offset by the impact of the absence of a prior year customer contract matter (104%) and the adoption of the New Revenue Standard (46%).
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	11%	1%	—%	—%	6%
Cost of Sales	14%	—%	—%	—%	9%
Operating Profits	2%	3%	—%	—%	(4)%

The organic sales increase of 11% primarily reflects higher commercial aftermarket sales (6%), higher military sales (3%) and an increase in commercial OEM sales (2%). The 6% increase in Other primarily reflects the impact of the adoption of the New Revenue Standard (4%) and the absence of a prior year customer contract matter (3%).
The operational profit increase of 2% was primarily driven by:

•	higher commercial aftermarket profit contribution (23%), driven by the sales increase noted above

•	higher military profit contribution (3%), driven by the sales increase noted above

These increases were partially offset by:

•	lower commercial OEM profit contribution (24%) primarily driven by higher negative engine margin

The 4% decrease in Other primarily reflects the unfavorable year-over-year impact of contract settlements (12%), and the absence of prior year licensing income (2%), partially offset by the adoption of the New Revenue Standard (8%), and the favorable year-over-year impact of divestitures (2%).

UTC Aerospace Systems –
Quarter Ended September 30, 2018 Compared with Quarter Ended September 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	9%	—%	—%	—%	—%
Cost of Sales	9%	—%	—%	—%	—%
Operating Profits	3%	1%	—%	—%	3%

The organic sales growth of 9% primarily reflects higher commercial aftermarket and military sales (combined 6%), and higher commercial aerospace OEM sales (3%).
The increase in operational profit of 3% primarily reflects:

•	higher commercial aftermarket and military profit contribution (21%) driven by the sales growth noted above

•	higher commercial aerospace OEM profit contribution (6%) driven by the sales growth noted above
These increases were partially offset by:

•	higher warranty costs (11%)

•	higher selling, general and administrative expenses (9%)

•	higher research and development spending (2%)

The 3% increase in Other reflects the operating profit impact of adopting the New Revenue Standard.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	7%	1%	—%	—%	—%
Cost of Sales	6%	1%	—%	—%	—%
Operating Profits	12%	(2)%	—%	(1)%	(1)%

The organic sales growth of 7% primarily reflects higher commercial aftermarket and military sales (combined 6%), and higher commercial aerospace OEM sales (1%).
The increase in operational profit of 12% primarily reflects:

•	higher commercial aftermarket and military profit contribution (22%) driven by the sales growth noted above

•	higher commercial aerospace OEM profit contribution (2%) driven by the sales growth noted above
These increases were partially offset by:

•	higher selling, general and administrative expenses (8%)

•	higher warranty costs (4%)

The 1% decrease in Other primarily reflects the impairment of long lived assets related to a previously acquired business (3%), partially offset by the operating profit impact of adopting the New Revenue Standard (2%).

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended September 30,		Quarter Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Eliminations and other	$(337)	$(290)	$(102)	$32
General corporate expenses	—	—	(109)	(104)

	Net Sales		Operating Profits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Eliminations and other	$(1,026)	$(813)	$(210)	$9
General corporate expenses	—	—	(339)	(312)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year increase in sales eliminations for the quarter and nine months ended September 30, 2018, as compared to the same periods of 2017, reflects an increase in the amount of inter-segment eliminations, principally between our aerospace businesses. The decrease in operating profits for the quarter and nine months ended September 30, 2018, is driven by higher inter-segment profit eliminations resulting from increased inter-segment activity amongst our aerospace businesses, transaction costs related to the pending acquisition of Rockwell Collins and a strategic review of the Company's portfolio of businesses, and lower year-over-year gains on sales of securities.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$13,799	$8,985	$8,523
Restricted cash designated for the acquisition of Rockwell Collins, Inc.	9,201	—	—
Total debt	39,943	27,485	27,260
Net debt (total debt less cash and cash equivalents and restricted cash)	16,943	18,500	18,737
Total equity	34,250	31,421	31,691
Total capitalization (total debt plus total equity)	74,193	58,906	58,951
Net capitalization (total debt plus total equity less cash and cash equivalents and restricted cash)	51,193	49,921	50,428

Total debt to total capitalization	54%	47%	46%
Net debt to net capitalization	33%	37%	37%
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
At September 30, 2018, we had cash and cash equivalents of $13,799 million, of which approximately 31% was held by UTC's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As previously discussed, on December 22, 2017, the TCJA was enacted. Prior to enactment of the TCJA, with few exceptions, U.S. income taxes had not been provided on undistributed earnings of UTC's international subsidiaries as the Company had intended to reinvest such earnings permanently outside the U.S. or to repatriate such earnings only when it was tax effective to do so. The Company continues to evaluate the impact of the TCJA on its existing accounting position related to the undistributed earnings. Due to the inherent complexities in determining any incremental U.S. Federal and State taxes and the non-U.S. taxes that may be due if all of these earnings were remitted to the U.S., and as provided for by SAB 118, this evaluation has not been completed and no provisional amount has been recorded in regard to the undistributed amounts. After completing its evaluation, the Company will accrue any additional taxes due on previously undistributed earnings to be distributed in the future.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of September 30, 2018 and December 31, 2017, the amount of such restricted cash was approximately $9.2 billion and $33 million, respectively. Restricted cash increased by $9.2 billion in the quarter ended September 30, 2018 due to the $11 billion of aggregate notes issued during the quarter of which $9.2 billion of net proceeds were specifically designated for the pending acquisition of Rockwell Collins, Inc.
Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization of 54% at September 30, 2018, increased 700 basis points from December 31, 2017 primarily due to the issuance of $11 billion of aggregate notes for the pending Rockwell acquisition. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowing arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
At September 30, 2018, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion pursuant to a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021. As of September 30, 2018, there were no borrowings under these revolving credit agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of September 30, 2018, our maximum commercial paper borrowing limit was $4.35 billion.

Commercial paper borrowings at September 30, 2018 include approximately €750 million ($881 million) of euro-denominated commercial paper.
On August 16, 2018, we issued $1.0 billion aggregate principal amount of 3.350% notes due 2021, $2.25 billion aggregate principal amount of 3.650% notes due 2023, $1.5 billion aggregate principle amount of 3.950% notes due 2025, $3.0 billion aggregate principal amount of 4.125% notes due 2028, $750 million aggregate principal amount of 4.450% notes due 2038, $1.75 billion aggregate principal amount of 4.625% notes due 2048, and $750 million aggregate principal amount of floating rate notes due 2021. We expect to use the net proceeds received from the issuance of the notes due 2021, notes due 2023, notes due 2025, notes due 2028, notes due 2038 and the floating rate notes due 2021 to partially finance payment obligations with respect to the cash consideration and related fees, expenses and other amounts in connection with the acquisition of Rockwell Collins, Inc. We expect to use the proceeds of the notes due 2048 for general corporate purposes and/or the repayment of debt, including outstanding commercial paper.
On May 18, 2018, we issued €750 million aggregate principal amount of 1.150% notes due 2024, €500 million aggregate principal amount of 2.150% notes maturing 2030 and €750 million aggregate principal amount of floating rate notes maturing 2020. The net proceeds received from these debt issuances were used for general corporate purposes.
On May 4, 2018, we repaid at maturity approximately $1.1 billion aggregate principal amount of 1.778% junior subordinated notes.
On February 1, 2018, we repaid at maturity the $99 million 6.80% notes and on February 22, 2018, we repaid at maturity the €750 million EURIBOR plus 0.80% floating rate notes.
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
Within the Business Overview of Management's Discussion and Analysis, we have described the pending acquisition of Rockwell Collins. The purchase consideration will be a combination of UTC shares and cash. We anticipate that approximately $15 billion will be required to pay the aggregate cash portion of the Merger Consideration which will be funded by cash on hand. We expect to assume approximately $7 billion of Rockwell Collins’ outstanding debt. To help manage the cash flow and liquidity impact resulting from the pending acquisition, we have suspended share repurchases, excluding activity relating to our equity award programs and employee savings plans. As we continue to assess the impacts of the TCJA, future opportunities for repatriation of our non-U.S. earnings, and accelerated de-leveraging, we may consider, in addition to investments in our operations, limited additional share repurchases to offset the effects of dilution related to our stock-based compensation programs. We have repatriated to the U.S. $5.2 billion of overseas cash during the nine months ended September 30, 2018.
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
Cash Flow - Operating Activities

	Nine Months Ended September 30,
(dollars in millions)	2018	2017
Net cash flows provided by operating activities	$4,317	$3,110
Cash generated from operating activities in the nine months ended September 30, 2018 was $1,207 million higher than the same period in 2017. Cash outflows for working capital increased $285 million in the nine months ended September 30, 2018 over the prior period to support higher top line organic growth. Factoring activity provided an increase in cash generated from operating activities of approximately $168 million in the nine months ended September 30, 2018, as compared to the prior year. This increase in factoring was driven largely by Pratt & Whitney's temporary extension of contractual payment terms with certain commercial aerospace customers. This increase does not reflect the factoring of certain aerospace receivables performed at customer request for which we are compensated by the customer for the extended payment cycle.

In the nine months ended September 30, 2018, cash outflows from working capital were $643 million, excluding the adoption impact of the New Revenue Standard. Accounts receivable increased $2.4 billion due to an increase in sales volume. Contract assets, current increased $892 million due to costs in excess of billings primarily at Pratt & Whitney driven by military engines, at Otis due to progression on major projects, and at UTC Climate, Controls & Security at Building Solution Systems. Inventory increased $991 million primarily driven by an increase in production work in process for the Geared Turbo Fan at Pratt & Whitney, seasonal build in the Residential & Commercial HVAC businesses at UTC Climate, Controls & Security, and increases at UTC Aerospace Systems. These increases were partially offset by decreases in Other assets of $262 million primarily driven by a reduction in prepaid taxes, increases in Accounts payable and accrued liabilities of approximately $3.0 billion, driven by higher inventory purchasing activity and customer advances at Pratt & Whitney, higher direct material purchases at UTC Aerospace Systems, and an increase in accrued interest, as well as an increase in Contract liabilities, current of $313 million driven by progress payments on major contracts and seasonal advanced billings at Otis.
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
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the nine months ended September 30, 2018 and 2017 were approximately $72 million and $2,008 million, respectively. Although our domestic pension plans are approximately 104% funded on a projected benefit obligation basis as of September 30, 2018, and we are not required to make additional contributions through the end of 2028, we may elect to make discretionary contributions in 2018. We expect to make total contributions of approximately $100 million to our global defined benefit pension plans in 2018. Contributions to our global defined benefit pension plans in 2018 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities

	Nine Months Ended September 30,
(dollars in millions)	2018	2017
Net cash flows used in investing activities	$(1,019)	$(1,658)
Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2018 and 2017 primarily reflect capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts. The $639 million decrease in cash flows used in investing activities in the nine months ended September 30, 2018 compared to September 30, 2017 primarily relates to the $1 billion in proceeds from the sale of Taylor Company in June 2018 by UTC Climate, Controls & Security and $254 million in receipts from settlements of derivative contracts, partially offset by the absence of $136 million of proceeds for the sale of available for sale securities as of September 30, 2017 and $596 million in net proceeds received from UTC Climate, Controls & Security's sale of investments in Watsco, Inc. in the quarter ended March 31, 2017.
Capital expenditures for the nine months ended September 30, 2018 ($1,122 million) primarily relate to investments in production capacity at Pratt & Whitney, several small projects at UTC Aerospace Systems, and new facilities and investments in products and information technology at UTC Climate, Controls & Security.
Cash investments in businesses in the nine months ended September 30, 2018 ($177 million) primarily consisted of an acquisition at Pratt & Whitney. We do not expect to have additional significant acquisition spend, other than the pending acquisition of Rockwell Collins. However, actual acquisition spending may vary depending upon the timing, availability and appropriate value of acquisition opportunities. Dispositions of businesses in the nine months ended September 30, 2018 of $1.1 billion primarily relate to the sale of Taylor Company.
Customer financing activities in the nine months ended September 30, 2018 were a net use of cash of $453 million, primarily driven by additional Geared Turbofan engines to support customer fleets. While we expect that 2018 customer financing activity will be a net use of funds, actual funding is subject to usage under existing customer financing commitments during the remainder of the year. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $15.1 billion at September 30, 2018 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $300 million may be required to be disbursed during the remainder of 2018. We had commercial aerospace financing and other contractual commitments of approximately $15.3 billion at December 31, 2017.
During the nine months ended September 30, 2018, our collaboration intangible assets increased by approximately $302 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. The settlement of these derivative instruments resulted in a net cash inflow of approximately $71 million during the nine months ended September 30, 2018 and a net cash outflow of $183 million during the nine months ended September 30, 2017.

Cash Flow - Financing Activities

	Nine Months Ended September 30,
(dollars in millions)	2018	2017
Net cash flows provided by (used in) financing activities	$10,839	$(293)
Our financing activities primarily include the issuance and repayment of short term and long term debt, payment of dividends and stock repurchases. Net cash provided by financing activities increased $11,132 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in debt of $9.4 billion for the funding of the pending Rockwell Collins acquisition, an increase in short term borrowings of $828 million, and a reduction in common stock repurchases of $1.4 billion, partially offset by an increase in repayments of long-term debt of $506 million.
Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $1.4 billion of outstanding commercial paper at September 30, 2018.
At September 30, 2018, management had remaining authority to repurchase approximately $2.2 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. We made cash payments of approximately $72 million to repurchase approximately 574 thousand shares of our common stock during the nine months ended September 30, 2018. In connection with the merger agreement with Rockwell Collins announced on September 4, 2017, we have suspended share repurchases, excluding activity required under our equity award programs and employee savings plans. As we continue to assess the impacts of the TCJA, future opportunities for repatriation of our non-U.S. earnings, and accelerated de-leveraging, we may consider, in addition to investments in our operations, limited additional share repurchases to offset the effects of dilution related to our stock-based compensation programs.
We paid dividends on common stock of $0.70 per share in the first, second and third quarter of 2018, totaling approximately $1,606 million in the aggregate for the nine months ended September 30, 2018. On October 10, 2018, the Board of Directors declared a dividend of $0.735 per share payable December 10, 2018 to shareowners of record at the close of business on November 16, 2018.

We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2017 Annual Report, incorporated by reference in our 2017 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of September 30, 2018, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the nine months ended September 30, 2018. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2017 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the nine months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
future timing and levels of indebtedness, including indebtedness incurred by UTC in connection with the pending Rockwell Collins acquisition, and capital spending and research and development spending, including in connection with the pending Rockwell Collins acquisition;

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
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Federal Securities Laws Litigation
On January 2, 2018, a purported shareowner filed a second amended complaint in the United States District Court for the Southern District of New York under the federal securities laws against the Company and certain of its current and former executives (Frankfurt-Trust Investment Luxemburg AG v. United Technologies Corporation et al.), which further amends a previously disclosed complaint that was filed on May 10, 2017. In the second amended complaint, the plaintiff purports to represent a class of shareowners who purchased the Company’s stock between December 11, 2014 and July 20, 2015. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, related to alleged false and misleading statements and omissions of material fact made in connection with the Company’s 2015 earnings expectations. On September 28, 2018, the Court granted the defendants’ motion to dismiss the case in its entirety.  On October 25, 2018, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.

DOJ/SEC Investigations
As previously disclosed, in December 2013 and January 2014, UTC made voluntary disclosures to the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC) Division of Enforcement and the United Kingdom’s Serious Fraud Office to report the status of its internal investigation regarding a non-employee sales representative retained by United Technologies International Operations, Inc. (UTIO) and IAE for the sale of Pratt & Whitney and IAE engines and aftermarket services, respectively, in China. On April 7, 2014, the SEC notified UTC that it was conducting a formal investigation and issued a subpoena to UTC. The SEC issued a second subpoena on March 9, 2015 seeking documents related to internal allegations of violations of anti-bribery laws from UTC’s aerospace and commercial businesses, including but not limited to Otis businesses in China. On March 7, 2018, the DOJ notified UTC that it had decided to close its investigation of this matter. In the third quarter of 2018, UTC reached a final civil administrative resolution with the SEC regarding this matter, including a payment to the SEC of $13.9 million. As part of the settlement, UTC did not admit or deny the findings in the SEC’s final order, which was issued on September 12, 2018.
See Note 15: Contingent Liabilities, for discussion regarding other legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2017 Form 10-K and Part. II, Item 1 "Legal Proceedings" of our 2018 Form 10-Q (Q1) and 2018 Form 10-Q (Q2).

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended September 30, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2018	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	60	$131.20	60	$2,234
August 1 - August 31	59	132.41	59	$2,226
September 1 - September 30	53	138.11	53	$2,219
Total	172	$133.75	172
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At September 30, 2018, the maximum dollar value of shares that may yet be purchased under this current program was approximately $2,219 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. No shares were reacquired in transactions outside the program during the quarter ended September 30, 2018.
In connection with the announcement of the merger with Rockwell Collins, we have suspended share repurchases, excluding activity required under our equity award programs and employee savings plans, to manage cash flow and liquidity.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

12	Statement re: computation of ratio of earnings to fixed charges.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20180930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20180930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20180930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20180930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20180930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20180930_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarter and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	October 26, 2018	by:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 26, 2018	by:	/s/ ROBERT J. BAILEY
Robert J. Bailey
Corporate Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)