Form 10-K
period 2018-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2019-02-07
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Commission file number 1-812

UNITED TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-0570975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Farm Springs Road, Farmington, Connecticut	06032
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (860) 728-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	New York Stock Exchange
(CUSIP 913017 10 9)
1.125% Notes due 2021	New York Stock Exchange
(CUSIP 913017 CD9)
1.250% Notes due 2023	New York Stock Exchange
(CUSIP U91301 AD0)
1.150% Notes due 2024	New York Stock Exchange
(CUSIP 913017 CU1)
1.875% Notes due 2026	New York Stock Exchange
(CUSIP 913017 CE7)
2.150% Notes due 2030	New York Stock Exchange
(CUSIP 913017 CV9)
Floating Rate Notes due 2019	New York Stock Exchange
(CUSIP 913017 CS6)
Floating Rate Notes due 2020	New York Stock Exchange
(CUSIP 913017 CT4)

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
Yes   ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2018 was approximately $99,985,852,722, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At January 31, 2019, there were 861,748,797 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV hereof incorporate by reference portions of the United Technologies Corporation 2018 Annual Report to Shareowners. Part III hereof incorporates by reference portions of the United Technologies Corporation Proxy Statement for the 2019 Annual Meeting of Shareowners.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
Index to Annual Report
on Form 10-K for
Year Ended December 31, 2018

UNITED TECHNOLOGIES CORPORATION
Annual Report on Form 10-K for
Year Ended December 31, 2018
Whenever reference is made in this Form 10-K to specific sections of United Technologies Corporation’s 2018 Annual Report to Shareowners (2018 Annual Report), those sections are incorporated herein by reference and are included in Exhibit 13 to this Form 10-K. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and product and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms "we," "us," "our," "the Company," or "UTC," unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries. References to internet websites in this Form 10-K are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-K.
PART I

Item 1.	Business
General

United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable primarily to the internal development of our existing businesses and to acquisitions. The following description of our business should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report, including the information contained therein under the heading "Business Overview."

Our operations for the periods presented herein are classified into four segments: Otis, Carrier (formerly known as UTC Climate, Controls & Security), Pratt & Whitney, and Collins Aerospace Systems (a new segment comprised of the former UTC Aerospace Systems segment and the Rockwell Collins businesses following UTC's acquisition of Rockwell Collins, Inc. in November 2018), with each segment comprised of groups of similar operating companies. References to each segment include the various operating companies established worldwide through which the operations for each segment are conducted.

Otis and Carrier (collectively referred to as the "commercial businesses") serve customers in the commercial, government, infrastructure and residential property sectors and refrigeration and transport sectors worldwide. Pratt & Whitney and Collins Aerospace Systems (collectively referred to as the "aerospace businesses") primarily serve commercial and government customers in both the original equipment and aftermarket parts and services markets of the aerospace industry. For 2018, our commercial and industrial sales (generated principally by the commercial businesses) were approximately 47 percent of our consolidated sales, and our commercial aerospace sales and military aerospace sales (generated exclusively by our aerospace businesses) were approximately 39 percent and 14 percent, respectively, of our consolidated sales. International sales for 2018, including U.S. export sales, were 62 percent of our net sales.

On November 26, 2018, the Company announced its intention to separate into three independent companies: (1) UTC, an aerospace company comprised of the Collins Aerospace Systems and Pratt & Whitney businesses, (2) Otis, and (3) Carrier. The proposed separations are expected to be effected through spin-offs by UTC of Otis and Carrier that are intended to be tax-free for the Company’s shareowners for U.S. federal income tax purposes. The Company expects to complete the separation transactions by mid-year 2020. Separation of Otis and Carrier from UTC via spin-off transactions will be subject to the satisfaction of customary conditions, including, among others, final approval by the Company’s Board of Directors, receipt of tax rulings in certain jurisdictions and/or a tax opinion from external counsel (as applicable), the filing with the Securities and Exchange Commission (SEC) and effectiveness of Form 10 registration statements, and satisfactory completion of financing.
This Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Relations section of our Internet website (http://www.utc.com) under the heading "SEC Filings" as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Description of Business by Segment
Each segment's business, including its principal products and services and other material developments and information, is described below. Segment financial data for the years 2016 through 2018, including financial information about foreign and domestic operations and export sales, appears in Note 19 to the Consolidated Financial Statements in our 2018 Annual Report. Segment sales as discussed below include intercompany sales, which are ultimately eliminated within the "Eliminations and other" category as reflected in the segment financial data in Note 19 to the Consolidated Financial Statements in our 2018 Annual Report. Similarly, total segment backlog as discussed below includes intercompany backlog. Beginning in 2018, for each of our segments, we have elected to quantify backlog in a manner that is consistent with the definition of remaining performance obligation (RPO) under Accounting Standards Codification (ASC) Topic 606: Revenue from Contracts with Customers. This change did not result in a material impact to the RPO balances of Otis, Carrier or Collins Aerospace Systems. However, as described below, Pratt & Whitney's RPO was adjusted to exclude airline engine orders previously included in backlog for which we have not received the associated firm manufacturing purchase orders. See Note 3 to the Consolidated Financial Statements in our 2018 Annual Report for further discussion of the accounting for RPO under ASC Topic 606: Revenue from Contracts with Customers.
Otis
Otis is the world’s largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators as well as escalators and moving walkways. In addition to new equipment, Otis provides modernization products to upgrade elevators and escalators as well as maintenance and repair services for both its products and those of other manufacturers. Otis serves customers in the commercial, residential and infrastructure property sectors around the world. Otis sells direct and through sales representatives and distributors.
Sales generated by Otis’ international operations was 73 percent of total Otis net sales in both 2018 and 2017. At December 31, 2018, Otis’ RPO was $16.4 billion as compared to a backlog of $16.2 billion at December 31, 2017. Of the total Otis RPO at December 31, 2018, approximately $8.8 billion is expected to be realized as sales in 2019.

Carrier

Carrier is a leading provider of heating, ventilating, air conditioning (HVAC), refrigeration, fire, security, and building automation products, solutions, and services for commercial, government, infrastructure, and residential property applications and refrigeration and transportation applications. Carrier provides a wide range of building systems, including cooling, heating, ventilation, refrigeration, fire, flame, gas, and smoke detection, portable fire extinguishers, fire suppression, intruder alarms, access control systems, video surveillance, and building control systems. Carrier also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance, and monitoring services. Carrier also provides refrigeration and monitoring products and solutions to the transport industry.

Carrier sells its HVAC and refrigeration products and solutions either directly, including to building contractors and owners, transportation companies, retail stores and food service companies, or indirectly through joint ventures, independent sales representatives, distributors, wholesalers, dealers, and retail outlets. These products and services are sold under the Carrier name and other brand names. Carrier’s security and fire safety products and services are used by governments, financial institutions, architects, building owners and developers, security, and fire consultants, homeowners, and other end-users requiring a high level of security and fire protection for their businesses and residences. Carrier provides its security and fire safety products and services under Chubb, Kidde and other brand names, and sells directly to customers as well as through manufacturer's representatives, distributors, dealers, value-added resellers and retail distribution.

Certain Carrier HVAC businesses are seasonal, and sales and service activity can be impacted by weather. Carrier customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in the distribution channels. The principal incentive program provides reimbursements to distributors for offering promotional pricing and contract terms on Carrier products.
Sales generated by Carrier’s international operations, including U.S. export sales, were 54 percent and 55 percent of total Carrier net sales in 2018 and 2017, respectively. At December 31, 2018, Carrier’s RPO was $5.3 billion as compared to a backlog of $4.4 billion at December 31, 2017. Of the total Carrier RPO at December 31, 2018, approximately 70% is expected to be realized as sales in 2019.

Pratt & Whitney

Pratt & Whitney is among the world’s leading suppliers of aircraft engines for the commercial, military, business jet and general aviation markets. Pratt & Whitney provides fleet management services and aftermarket maintenance, repair and overhaul services. Pratt & Whitney designs, develops, produces and maintains families of large engines for wide- and narrow-body and large regional aircraft in the commercial market and for fighter, bomber, tanker and transport aircraft in the military market. Pratt & Whitney Canada (P&WC) is among the world's leading suppliers of engines powering general and business aviation, as well as regional airline, and utility airplanes, and helicopters. Pratt & Whitney and P&WC also produce, sell and service auxiliary power units for military and commercial aircraft.
The development of new engines and improvements to current production engines present important growth opportunities. In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which revenues, costs and risks are shared with third parties. At December 31, 2018, the interests of third-party participants in Pratt & Whitney-directed commercial jet engine programs ranged from approximately 13 percent to 50 percent. UTC holds a 61 percent program share interest in the IAE International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC). Pratt & Whitney also holds a 59 percent program share interest in the International Aero Engines, LLC (IAE LLC) collaboration with MTU and JAEC.  Pratt & Whitney sells the PW1100G-JM engine for the Airbus A320neo aircraft and the PW1400G-JM engine for the Irkut MC-21 aircraft through IAE LLC. In addition, Pratt & Whitney has interests in other engine programs, including a 50 percent ownership interest in the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. Pratt & Whitney has entered into risk and revenue sharing arrangements with third parties for 40 percent of the products and 25 percent of the services that Pratt & Whitney is responsible for providing to the EA. Pratt & Whitney accounts for its interest in the EA joint venture under the equity method of accounting. See Note 1 to the Consolidated Financial Statements in our 2018 Annual Report for a description of our accounting for collaborative arrangements.
Pratt & Whitney produces the PurePower PW1000G Geared Turbofan engine family, the first of which, the PW1100G-JM, entered into service in January 2016. The PurePower PW1000G engine has demonstrated a significant reduction in fuel burn and noise levels and lower environmental emissions when compared to legacy engines. The PW1100G-JM engine is offered on the Airbus A320neo family of aircraft. PurePower PW1000G engine models also power the Airbus A220 passenger aircraft and Embraer’s E-Jet E2 family of aircraft. Additionally, the PurePower PW1000G engine models have been selected to power the new Mitsubishi Regional Jet, and the new Irkut MC-21 passenger aircraft, which are both scheduled to enter service in 2020. As previously disclosed, Gulfstream announced the selection of the PurePower PW800 engine to exclusively power Gulfstream’s new G500 and G600 business jets. The Gulfstream G500 entered service in 2018, and the Gulfstream G600 is scheduled to enter service in 2019. P&WC's PurePower PW800 engine has also been selected to power the new Falcon 6X business jet by Dassault Aviation, which is scheduled to enter into service in 2022. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion. The success of these aircraft and engines is dependent upon many factors, including technological accomplishments, program execution, aircraft demand, and regulatory approval. As a result of these factors, as well as the level of success of aircraft program launches by aircraft manufacturers and other conditions, additional investment in these engine programs may be required.
Pratt & Whitney is under contract with the U.S. Government's F-35 Joint Program Office to produce and sustain the F135 engine to power the single-engine F-35 Lightning II aircraft (commonly known as the Joint Strike Fighter) being produced by Lockheed Martin. The two F135 propulsion system configurations for the F-35A, F-35B and F-35C jets are used by the U.S. Air Force, U.S. Marine Corps and U.S. Navy, respectively. F135 engines are also used on F-35 aircraft purchased by Joint Strike Fighter partner countries and foreign military sales countries. Pratt & Whitney is also under contract to build engines for the U.S. Air Force’s B-21 long-range strike bomber and for the development of next-generation adaptive engines for the U.S. Air Force.
Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market-driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine development, production and support programs, creates uncertainty regarding engine program profitability. Sales to Airbus (Pratt & Whitney’s largest customer by sales) were 36 percent and 38 percent of total Pratt & Whitney segment sales in 2018 and 2017, respectively, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. Government were approximately 23 percent and 21 percent of total Pratt & Whitney segment sales in 2018 and 2017, respectively.
Sales generated by Pratt & Whitney’s international operations, including U.S. export sales, were 63 percent and 61 percent of total Pratt & Whitney net sales in 2018 and 2017, respectively. At December 31, 2018, Pratt & Whitney’s RPO was $71.1 billion, including $10.0 billion of U.S. Government contracts and subcontracts. At December 31, 2017, Pratt &

Whitney's backlog was $64.3 billion, including $6.0 billion of U.S. Government contracts and subcontracts. As noted above, in conjunction with our adoption of ASC Topic 606: Revenue from Contracts with Customers, we have elected to quantify backlog in a manner that is consistent with the definition of RPO. In prior years, backlog included engine orders from airlines, for which the contractual manufacturing purchase orders had not yet been received from the applicable airframe customers. Effective with the adoption of ASC Topic 606, we no longer include in backlog airline engine orders for which we have not received the associated firm manufacturing purchase orders. The decline in Pratt & Whitney’s RPO at December 31, 2018 as a result of this change has been more than offset by other order activity during the year.
Of the total Pratt & Whitney RPO at December 31, 2018, approximately $10.9 billion is expected to be realized as sales in 2019. Pratt & Whitney’s RPO includes certain contracts for which actual costs may ultimately exceed total sales. See Note 1 to the Consolidated Financial Statements in our 2018 Annual Report for a description of our Revenue Recognition accounting policy which includes discussion of the accounting for long-term contracts and Note 3 for further discussion on RPO under ASC Topic 606: Revenue from Contracts with Customers.
Collins Aerospace Systems
On November 26, 2018, the Company completed the acquisition of Rockwell Collins pursuant to the merger agreement dated September 4, 2017. As a result of the acquisition, Rockwell Collins became a wholly owned subsidiary of the Company and was combined with the legacy UTC Aerospace Systems business segment to form a new business segment, Collins Aerospace Systems. Rockwell Collins' results of operations have been included in UTC’s financial statements for the period subsequent to the completion of the acquisition on November 26, 2018.

Collins Aerospace Systems is a leading global provider of technologically advanced aerospace products and aftermarket service solutions for aircraft manufacturers, airlines, regional, business and general aviation markets, military, space and undersea operations. Collins Aerospace Systems’ product portfolio includes electric power generation, power management and distribution systems, air data and aircraft sensing systems, engine control systems, intelligence, surveillance and reconnaissance systems, engine components, environmental control systems, fire and ice detection and protection systems, propeller systems, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft seating and cargo systems, actuation systems, landing systems, including landing gear and wheels and brakes, space products and subsystems, integrated avionics systems, precision targeting, electronic warfare and range and training systems, flight controls, communications systems, navigation systems, oxygen systems, simulation and training systems, food and beverage preparation, storage and galley systems, lavatory and wastewater management systems. Collins Aerospace Systems also designs, produces and supports cabin interior, communications and aviation systems and products and provides information management services through voice and data communication networks and solutions worldwide. Aftermarket services include spare parts, overhaul and repair, engineering and technical support, training and fleet management solutions, and information management services.

Collins Aerospace Systems sells aerospace products and services to aircraft manufacturers, airlines and other aircraft operators, the U.S. and foreign governments, maintenance, repair and overhaul providers, and independent distributors. Collins Aerospace Systems’ largest customers are Boeing and Airbus with a combined 31 percent and 33 percent of total Collins Aerospace Systems segment sales in 2018 and 2017, respectively. Sales to the U.S. Government were 19 percent and 17 percent of total Collins Aerospace Systems net sales in 2018 and 2017, respectively.

In 2018, Collins Aerospace Systems’ products supported the first flight of the Airbus Beluga XL, as well as the certifications of the Embraer E190-E2, Bombardier Global 7500, and Challenger 604. Collins Aerospace Systems also supported the United States Army’s HMS (Handheld, Manpack, and Small Form Fit) Manpack and the United States Air Force’s T-1A Jayhawk and ACES 5 ejection seat certifications. On-going certification efforts include the Embraer E195-E2 and KC390, as well as the Boeing KC-46 and COMAC C919. Collins Aerospace Systems’ products supported the 2018 entry into service for the Airbus A350-1000 and A330neo, Boeing 787-10, Embraer E190-E2, Gulfstream G500, as well as the Bombardier Global 7500.
Significant product development activity continues, including major systems for the COMAC CR929, Boeing 777X and T-X Trainer, Mitsubishi Regional Jet, KAI (Korea Aerospace Industries) KF-X Fighter Jet, Embraer Praetor 500 and 600, Iridium NEXT, next generation flight deck technologies, Tactical Combat Training Systems Increment II, and the United States Air Force’s Modernized GPS User Equipment Program. Collins Aerospace Systems is also the operations support prime contractor for NASA’s space suit/life support system, and produces environmental monitoring and control, life support, power management and distribution, and thermal control systems for the International Space Station and the Orion crew exploration vehicle.
Sales generated by Collins Aerospace Systems’ international operations, including U.S. export sales, was 56 percent of total Collins Aerospace Systems segment sales in both 2018 and 2017.  At December 31, 2018, Collins Aerospace Systems’

RPO was $26.6 billion, including $6.0 billion of U.S. Government contracts and subcontracts, and $10.7 billion of RPO related to the acquisition of Rockwell Collins. At December 31, 2017, backlog was $13.9 billion, including $3.0 billion of U.S. Government contracts and subcontracts. Of the total Collins Aerospace Systems RPO at December 31, 2018, approximately $12.3 billion is expected to be realized as sales in 2019. See Note 1 to the Consolidated Financial Statements in our 2018 Annual Report for a description of our Revenue Recognition accounting policy which includes discussion of the accounting for long-term contracts and Note 3 for further discussion on RPO under ASC Topic 606: Revenue from Contracts with Customers.
Other Matters Relating to Our Business as a Whole
Competition and Other Factors Affecting Our Businesses
As worldwide businesses, our operations can be affected by a variety of economic, industry and other factors, including those described in this section, in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2018 Annual Report, in Item 1, "Cautionary Note Concerning Factors That May Affect Future Results," and in Item 1A, "Risk Factors" in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the U.S. and other countries, and each competes on the basis of price, delivery schedule, product performance and service.
Our aerospace businesses are subject to substantial competition from various domestic and foreign manufacturers, customers and companies that obtain regulatory agency approval to manufacture spare parts, with foreign companies sometimes receiving government research and development assistance, marketing subsidies and other assistance for certain of their products beyond the assistance that may be available in the U.S. Customer selections of aircraft engines, components and systems can also have a significant impact on future sales of parts and services. In addition, the U.S. Government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, backlog information may not be indicative of future demand. Additionally, our aerospace businesses' competitors may offer substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements in an effort to compete for the aftermarket associated with these products. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, primarily related to Pratt & Whitney, see Notes 5 and 17 to the Consolidated Financial Statements in our 2018 Annual Report. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation, Honeywell, Safran Helicopter Engines, and CFM International.
U.S. Government Contracts
Contracting with the U.S. Government entails certain unique risks. U.S. Government contracts are subject to termination by the government, either for convenience or for default in the event of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred and termination costs. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. Government sales are made under fixed-price contracts, while approximately $2.0 billion or 3 percent of our total sales for 2018 were made under cost-reimbursement type contracts.
Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports, which recommend that certain contract prices should be reduced, or that certain payments should be delayed, refunded or withheld to comply with various government regulations, including reports alleging that cost or pricing data we submitted in negotiation of the contract prices or that cost accounting practices may not have conformed to government regulations. Some of these audit reports involved substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate with the government and/or litigate. For further discussion of risks related to government contracting, see Item 1A, "Risk Factors" and Item 3, "Legal Proceedings," in this Form 10-K and Note 18 to the Consolidated Financial Statements in our 2018 Annual Report.
Compliance with Environmental and Other Government Regulations
Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 18 to the Consolidated Financial Statements in our 2018 Annual Report.

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
In addition, we could be affected by future laws or regulations imposed in response to concerns over climate change. Changes in climate-related concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including compliance costs and increased energy and raw materials costs.
We conduct our businesses through subsidiaries and affiliates worldwide. Changes in legislation or government policies can affect our worldwide operations. For example, governmental regulation of refrigerants and energy efficiency standards and fire safety regulations are important to our Carrier businesses, and elevator safety codes are important to the businesses of Otis, while government safety and performance regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact our aerospace businesses.
U.S. laws, regulations, orders, and other measures concerning the export or re-export of products, software, services and technology to, and other trade-related activities involving, non-U.S. countries and parties affect the operations of UTC and its affiliates.
For further discussion of risks related to environmental matters and other government regulations, see Item 1A, "Risk Factors" and Item 3, "Legal Proceedings," in this Form 10-K and Note 18 to the Consolidated Financial Statements in our 2018 Annual Report.
Intellectual Property and Raw Materials and Supplies
We maintain a portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to our businesses. While we believe we have taken reasonable measures to protect this portfolio, our efforts may not be sufficient. See Item 1A "Risk Factors" in this Form 10-K for further discussion of intellectual property matters.
We believe we have adequate sources for our purchases of materials, components, services and supplies used in our manufacturing. We work continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating our purchases, reducing the number of suppliers, strategic global sourcing and using bidding competitions among potential suppliers. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Like other users in the U.S., we are largely dependent upon foreign sources for certain raw materials requirements, such as cobalt, tantalum, chromium, rhenium and nickel. We have a number of ongoing programs to manage this dependence and the accompanying risk, including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Although at times high prices for some raw materials important to our businesses (for example, steel, copper, aluminum, titanium and nickel) have caused margin and cost pressures, we do not foresee near term unavailability of materials, components or supplies that would have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. For further discussion of the possible effects of the cost and availability of raw materials on our business, including the risks associated with more restrictive trade policies in the U.S., and internationally, and other market risks such as the U.K.’s pending withdrawal from the EU, see Item 1A, “Risk factors”  and the section titled “Business Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K and UTC’s 2018 Annual Report.
Employees and Employee Relations
At December 31, 2018, our total number of employees was approximately 240,000, which includes approximately 30,000 employees added as a result of the acquisition of Rockwell Collins. Approximately 63 percent of total employees are based outside the U.S. During 2018, we negotiated 8 domestic collective bargaining agreements, the largest of which covered certain workers at Pratt & Whitney’s West Palm Beach facility. In 2019, numerous collective bargaining agreements are subject to renegotiation, the largest of which covers certain workers at Carrier’s Collierville, Tennessee facility. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations in prior years, we do not anticipate that the renegotiation of these contracts in 2019 will have a material adverse effect on our competitive position, cash flows, financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see Item 1A, "Risk Factors" in this Form 10-K and under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Consolidated Financial Statements in our 2018 Annual Report.
For a discussion of other matters which may affect our competitive position, cash flows, financial condition or results of operations, including the risks of our international operations, see the further discussion under the headings "General" and

"Description of Business by Segment" in this section, Item 1A, "Risk Factors" in this Form 10-K, and under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook", "confident" and other words of similar meaning in connection with a discussion of future operating or financial performance or the separation transactions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of United Technologies or the independent companies following United Technologies’ expected separation into three independent companies, the anticipated benefits of the acquisition of Rockwell Collins or of the separation transactions, including estimated synergies resulting from the Rockwell Collins transaction, the expected timing of completion of the separation transactions, estimated costs associated with such transactions and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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

•
challenges in the development, production, delivery, support, performance and realization of the anticipated benefits (including expected returns under customer contracts) of advanced technologies and new products and services;

•
the scope, nature, impact or timing of the expected separation transactions and other acquisition and divestiture activity, including among other things integration of acquired businesses into UTC's existing businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs and expenses;

•	future levels of indebtedness, including indebtedness that may be incurred in connection with the expected separation transactions, and capital spending and research and development spending;

•	future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;

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

•
the effect of changes in political conditions in the U.S. and other countries in which we operate, including the effect of changes in U.S. trade policies or the U.K.'s pending withdrawal from the European Union (EU), on general market conditions, global trade policies and currency exchange rates in the near term and beyond;

•
the effect of changes in tax (including the U.S. tax reform enacted on December 22, 2017 and is commonly referred to as the Tax Cuts and Jobs Act of 2017 (TCJA)), environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we operate;

•	negative effects of the Rockwell Collins acquisition or the announcement or pendency of the separation transactions on the market price of UTC’s common stock and/or on its financial performance;

•
risks relating to the integration of Rockwell Collins, including the risk that the integration may be more difficult, time-consuming or costly than expected or may not result in the achievement of estimated synergies within the contemplated time frame or at all;

•	our ability to retain and hire key personnel;

•
the expected benefits and timing of the separation transactions, and the risk that conditions to the separation transactions will not be satisfied and/or that the separation transactions will not be completed within the expected time frame, on the expected terms or at all;

•	the expected qualification of the separation transactions as tax-free transactions for U.S. federal income tax purposes;

•
the possibility that any consents or approvals required in connection with the expected separation transactions will not be received or obtained within the expected time frame, on the expected terms or at all;

•	expected financing transactions undertaken in connection with the separation transactions and risks associated with additional indebtedness;

•	the risk that dissynergy costs, costs of restructuring transactions and other costs incurred in connection with the expected separation transactions will exceed our estimates; and

•
the impact of the expected separation transactions on our businesses and the risk that the separation transactions may be more difficult, time-consuming or costly than expected, including the impact on our resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.

In addition, this Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Consolidated Financial Statements" under the heading "Note 18: Contingent Liabilities," the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the section titled "Risk Factors." This Form 10-K also includes important information as to these factors in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole," and in the "Legal Proceedings" section. Additional important information as to these factors is included in our 2018 Annual Report in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters." The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

Item 1A.	Risk Factors
Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.
Our Global Growth May be Affected by Global Economic, Capital Market and Political Conditions.
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, levels of consumer and business confidence, commodity prices, exchange rates, levels of government spending and deficits, trade policies, political conditions, actual or anticipated default on sovereign debt and other challenges that could affect the global economy. These economic conditions affect businesses such as ours in a number of ways. Tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services, and impact the ability of our customers to make payments. Similarly, such tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, construction activity, the financial strength of airlines and business jet operators, and government procurement.
Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries.
The results of our commercial and industrial businesses, which generated approximately 47 percent of our consolidated sales in 2018, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, global credit market conditions, and other global and political factors, including trade policies. A slowdown in building and remodeling activity can adversely affect the financial performance of Otis and Carrier. In addition, the financial performance of Carrier can also be influenced by production and utilization of transport equipment and, particularly in its residential business, weather conditions.
The results of our commercial and military aerospace businesses, which generated approximately 53 percent of our consolidated sales in 2018, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and service by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel prices, labor issues, airline profits, airline consolidation, bankruptcies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, cost reduction efforts and RPO levels. Any of these factors could reduce the sales and margins of our aerospace businesses. Other factors, including future terrorist actions, pandemic health issues or major natural disasters, could also dramatically reduce the demand for air travel, which could negatively impact the sales and margins of our aerospace businesses. Additionally, because a substantial portion of the RPO for commercial aerospace customers is scheduled for delivery beyond 2019, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price or cost-share development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development and early production stages of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The defense industry is also affected by a changing U.S. and global political environment, continued pressure on U.S. and global defense spending and U.S. foreign policy and the level of activity in military flight operations. Should overall U.S. Government defense spending decline, it could result in significant reductions to revenue, cash flow, profit and RPO for our military businesses. One or more of the programs that we currently support or are currently pursuing could be phased-out, limited or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could have a material adverse effect on our competitive position, cash flows, results of operations or financial condition.
Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Foreign Currency Fluctuations, Economic Conditions, Trade Policies, and Changes in Local Government Regulation.
We conduct our business on a global basis, with approximately 63 percent of our 2018 total segment sales derived from international operations, including U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (especially the commercial businesses and P&WC), where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins also may be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. Dollar against other major foreign currencies could adversely affect our results of operations.
The majority of sales in the aerospace businesses are transacted in U.S. Dollars, consistent with established industry practice, while the majority of costs at locations outside the U.S. are incurred in the applicable local currency (principally the Euro, the Canadian Dollar, the British Pound and the Polish Zloty). For operating units with U.S. Dollar sales and local currency costs, there is foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales. See Notes 1 and 14 to the Consolidated Financial Statements in our 2018 Annual Report for further discussion of our hedging strategies.
Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, capital controls, employment regulations, and repatriation of earnings. Government policies on international trade and investments such as import quotas, capital controls, taxes or tariffs, whether adopted by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or prevent us from being able to manufacture or sell products in certain countries. The implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements by the U.S. or by countries where we sell large quantities of products and services or procure supplies and other materials incorporated into our products, including in connection with the U.K.'s pending withdrawal from the EU, could negatively impact our business, results of operations and financial condition. For example, a government's adoption of "buy national" policies or retaliation by another government against such policies, such as tariffs, could have a negative impact on our results of operations. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. For example, as a condition of sale or award of a contract, some international customers require us to agree to offset arrangements, which may include in-country purchases, manufacturing and financial support arrangements. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements.
In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Indonesia, Mexico, Poland, Russia, South Africa, Turkey, Ukraine and countries in the Middle East, that carry high levels of currency, political, compliance and economic risk. We expect that sales to emerging markets will continue to account for a significant portion of our sales as our businesses evolve and as these and other developing nations and regions around the world increase their demand for our products. Emerging market operations can present many risks, including cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability, the imposition of exchange and capital controls, and the risks associated with exporting components manufactured in those countries for incorporation into finished products completed in other countries. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
We Use a Variety of Raw Materials, Supplier-Provided Parts, Components, Sub-Systems and Contract Manufacturing Services in Our Businesses, and Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products.
Our reliance on suppliers (including third-party manufacturing suppliers and logistics providers) and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials. In many instances, we depend upon a single source of supply, manufacturing, logistics support or assembly or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. A disruption in deliveries from our suppliers, supplier capacity constraints, supplier production disruptions, supplier quality issues, closing or bankruptcy of our suppliers, price increases, or decreased availability of raw materials or commodities, could have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We May Not Complete the Separation Transactions or Complete Them Within the Time Frame We Anticipate; The Separation Transactions May Present Difficulties That Could Have an Adverse Effect on Us and/or the Independent Businesses Resulting from the Separation, and/or Costs Associated with the Separation Transactions May Be Higher Than Anticipated; The Independent Businesses May Underperform Relative to Our Expectations; We May Not Realize Some or All of the Expected Benefits of the Separation Transactions.
On November 26, 2018, we announced our intention to separate into three independent companies: (1) UTC, an aerospace company comprised of the Collins Aerospace Systems and Pratt & Whitney businesses, (2) Otis, and (3) Carrier. The proposed separations are expected to be effected through spin-offs by UTC of Otis and Carrier that are intended to be tax-free for the Company’s shareowners for U.S. federal income tax purposes. These separation transactions will be subject to the satisfaction of a number of customary conditions, including, among others, final approval by UTC’s Board of Directors, receipt of tax rulings in certain jurisdictions and/or a tax opinion from external counsel (as applicable), the filing with the SEC and effectiveness of Form 10 registration statements for Otis and Carrier and satisfactory completion of financing. The failure to satisfy all of the required conditions could delay the completion of the separation transactions for a significant period of time or prevent them from occurring at all. Additionally, the separation transactions are complex in nature, and unanticipated developments or changes, including changes in law, the macroeconomic environment and market conditions or regulatory or political conditions may affect our ability to complete one or both of the separation transactions as currently expected, within the anticipated time frame or at all. Any changes to one or both of the separation transactions or delay in completing one or both of the separation transactions could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations or costs, or place restrictions on the conduct of the independent companies or may materially delay the completion of one or both of the separation transactions. And, although we intend for the separation transactions to be tax-free to the Company’s shareowners for U.S. federal income tax purposes, there can be no assurance that the separation transactions will so qualify. If the separation transactions were ultimately determined to be taxable, we, the Company’s shareowners and/or the new independent companies would incur income tax liabilities that could be significant. Furthermore, if the separation transactions are completed, we cannot be assured that each separate company will be successful.
Whether or not the separation transactions are completed, our businesses may face material challenges in connection with these transactions, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and impact on the businesses of UTC (including Otis and Carrier) as a result of the devotion of management’s attention to the separation transactions;

•	maintaining employee morale and retaining key management and other employees;

•	retaining existing business and operational relationships, including with customers, suppliers, employees and other counterparties, and attracting new business and operational relationships;

•	execution and related risks in connection with UTC, Otis and Carrier financing transactions undertaken in connection with the separation transactions;

•	foreseen and unforeseen dis-synergy costs, costs of restructuring transactions (including taxes) and other significant costs and expenses; and

•	potential negative reactions from the financial markets if we fail to complete the separation transactions as currently expected, within the anticipated time frame or at all.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or the price of our common stock. In addition, if the separation transactions are completed, each of the separate companies will incur ongoing costs, including costs of operating as independent companies, that the separated businesses will no longer be able to share. Those costs may exceed our estimates or could diminish the benefits we expect to realize from the separation transactions.
If the Separation Transactions Are Completed, UTC and the Independent Businesses’ Operational and Financial Profiles Will Change and Each Will Be a Smaller, Less Diversified Company Than UTC as It Exists Today.
The separation transactions will result in UTC, Otis and Carrier being smaller, less diversified companies with more limited businesses concentrated in their respective industries. Of note, UTC’s businesses following the expected separation transactions will be significantly more reliant on three customers, namely Airbus, Boeing and the U.S. Government. As a result, each company may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. It is anticipated that the effective tax rate for each separate company will differ from the UTC consolidated effective tax rate.
If the Separation Transactions Are Completed, There May Be Changes in Our Shareowner Base, Which May Cause the Price of Our Common Stock To Fluctuate.
Investors holding our common stock may hold our common stock because of a decision to invest in a company that operates in multiple markets with a diversified portfolio. If the separation transactions are completed, shares of our common stock will represent an investment in a business concentrated in the commercial aerospace and defense industry, and shares of the common stock of the new independent companies conducting the Otis and Carrier businesses will represent investments in businesses concentrated in their respective industries. These changes may not match some shareowners’ investment strategies, which could cause them to sell their shares of our common stock or the common stock of the new independent companies, and excessive selling pressure could cause the market price to decrease following the consummation of the separation transactions. Additionally, we cannot predict whether the market value of our common stock and the common stock of each of the new independent companies after the separation transactions will be, in the aggregate, less than, equal to or greater than the market value of our common stock prior to the separation transactions.
We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses From, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures.
We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions and have entered into joint ventures intended to complement and expand our businesses. We expect to continue to undertake such transactions in the future. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target’s violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar anti-bribery and corruption laws in non-U.S. jurisdictions. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquired businesses with our operations, applying our internal controls processes to these acquired businesses, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. Our divestitures may result in continued financial exposure to the divested businesses, such as through guarantees or other financial arrangements or continued supply and services arrangements, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations being imposed on us that could have a material adverse effect on our competitive position, cash flows, results of operations, or financial condition. The success of future acquisitions and divestitures will depend on the satisfaction of conditions precedent to, and consummation of, the pending transactions, the timing of consummation of these pending transactions, and the ability of the parties to secure any required regulatory approvals in a timely manner, among other things. We also enter into joint ventures in which we maintain significant influence, but do not control the businesses. Accordingly, our ability to apply our internal controls and compliance policies to these businesses is limited and can result in additional financial and reputational risks.
The Rockwell Collins acquisition may cause our financial results to differ from our expectations or the expectations of the investment community; we may not be able to achieve anticipated cost savings or other anticipated synergies.
The ultimate success of the Rockwell Collins acquisition will depend, in part, on UTC’s ability to successfully combine and integrate the businesses of UTC and Rockwell Collins, and realize the anticipated benefits, including revenue and cost synergies, innovation opportunities and operational efficiencies, from the acquisition. If UTC is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of UTC’s common stock may decline as a result.
The integration of the two companies may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at Collins Aerospace Systems as a result of the devotion of management’s attention to the integration;

•	managing a larger combined aerospace systems business;

•	maintaining employee morale and retaining key management and other employees;

•
retaining existing business and operational relationships, including customers, suppliers and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the acquisition, and attracting new business and operational relationships;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	increased competitive pressure from customers; and

•	unforeseen expenses or delays associated with the acquisition.
Our Debt Levels and Related Debt Service Obligations Could Have Negative Consequences; Our Ability to Access Debt May Be Affected by Our Increased Indebtedness, Changes in Global Capital Markets, Our Financial Performance or Outlook, the Expected Separation Transactions or Our Credit Ratings.
We have outstanding debt and other financial obligations and significant unused borrowing capacity. In connection with the Rockwell Collins acquisition, we issued $11 billion of aggregate principal notes, and $7.8 billion of Rockwell Collins debt remained outstanding at the time of the closing of the acquisition. As expected, the completion of the acquisition resulted in a downgrade of UTC's long-term issuer credit ratings by one notch. Following the announcement of the expected separation transactions, one credit agency placed UTC's long-term issuer credit rating on negative outlook.
The expected separation transactions and the increased indebtedness of UTC in connection with the Rockwell Collins acquisition may have the effect of, among other things:

•
requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt or the payment of costs associated with the separation transactions, which will reduce funds we have available for other purposes, such as acquisitions, reinvestment in our businesses, dividends and repurchases of our common stock;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

•	exposing us to interest rate risk at the time of refinancing outstanding debt or on the portion of our debt obligations that are issued at variable rates; and

•	further downgrades of our credit ratings resulting in increased borrowing costs.
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
Quarterly cash dividends and share repurchases under our share repurchase program constitute components of our capital allocation strategy, which we fund with free operating cash flow, borrowings and divestitures. However, we are not required to declare dividends or make any share repurchases under our share repurchase program. Dividends and share repurchases may be discontinued, accelerated, suspended or delayed at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. To help manage the cash flow and liquidity impact resulting from the Rockwell Collins acquisition and the proposed separation transactions, we have limited our share repurchases.
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
See Item 5, "Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Form 10-K for a description of our share repurchase program and past share repurchases.

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated.
We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Of particular note, Pratt & Whitney is currently producing and delivering the PurePower PW1000G Geared Turbofan engine to power various aircraft, including the A320neo family of aircraft, which entered into service in January 2016. The level of orders received for the PurePower family of engines coupled with a requirement to achieve mature production levels in a very short time frame require significant additional manufacturing and supply chain capacity. If any of our production ramp-up efforts are delayed, if suppliers cannot timely deliver or perform to our standards, and/or if we identify or experience issues with in-service engines, we may not meet customers’ production schedules, which could result in material additional costs, including liquidated damages or other liabilities that could be assessed under existing contracts. Our ability to realize the anticipated benefits of our technological advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier and internally produced parts and materials; performance of suppliers and subcontractors; availability of supplier and internal facility capacity to perform maintenance, repair and overhaul services on our products; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of products we manufacture, or that incorporate technologies we develop. For example, our customers manufacture end products and larger aerospace systems that incorporate certain of our aerospace products. These systems and end products may incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and market acceptance of these larger systems and end products could affect the level of customer interest and acceptance of our products in the marketplace.
Development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, we may experience delays in completing the development and introduction of new products. Delays could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, aircraft systems and components and other products currently in development or pending required certifications.
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
Furthermore, our competitors, including our customers, may develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility also exists that our competitors might develop new technologies or offerings that might cause our existing technologies and offerings to become obsolete. In addition, the possibility exists that competitors will develop aftermarket services and aftermarket parts for our products which attract customers and adversely impact our return on investment on new products.
Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Our Business May Be Affected by Government Contracting Risks.
Most of our contracts with the U.S. Government are fixed price, which subjects us to the risk of reduced margins or losses if we are unable to achieve estimated costs, performance improvements, or efficiencies.

U.S. Government contracts are subject to termination by the government, either for convenience or for default. If terminated for convenience, we generally would be entitled to recover payment for work completed and certain termination costs. If terminated for default, the government would pay only for the work that has been accepted and could require us to pay the difference between the original contract price and the cost to re-procure the undelivered goods or services from another source as well as other damages resulting from the default.
We are now, and believe that in light of the current U.S. Government contracting environment we will continue to be, the subject of U.S. Government investigations relating to our U.S. Government contracts. Such U.S. Government investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. Government contracting or of export privileges. For instance, if we or one of our business units were charged with wrongdoing in connection with a U.S. Government investigation (including fraud, or violation of certain environmental or export laws, as further described below), the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. Government could fine and debar us from new U.S. Government contracting for a period generally not to exceed three years and could void any contracts found to be tainted by fraud. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be unsubstantiated.
Our contracts with the U.S. Government are also subject to audit. Like many defense contractors, we have received audit reports recommending that certain contract prices should be reduced, or that certain payments should be delayed, refunded or withheld to comply with various government regulations, including reports alleging that cost or pricing data we submitted in negotiation of the contract prices was incomplete or that cost accounting practices may not have conformed to government regulations. Some of these audit reports involve substantial amounts, of which those that allege noncompliance with the cost accounting practices associated with our military engine business could, if the audit reports’ theories were to prevail in litigation, increase the costs absorbed by our commercial engine business in the future.
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
We Are Subject to Litigation, Environmental, Product Safety and Other Legal and Compliance Risks.
We are subject to a variety of litigation and legal compliance risks. These risks relate to, among other things, product safety, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages). As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses. Uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. Climate-related events also could disrupt our businesses and require us to incur additional costs.
At times we are involved in disputes with private parties over environmental issues, including litigation over the allocation of cleanup costs, alleged personal injuries and alleged property damage. Personal injury lawsuits may involve individual and purported class actions alleging that contaminants originating from our or our subsidiaries’ current or former products or operating facilities caused or contributed to medical conditions, including cancers incurred by employees, former employees, third-parties' employees or residents in the area, and environmental damage or diminution of real estate values. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition, in particular with respect to environmental claims in regions where we have, or previously had, significant operations.
Product recalls and product liability claims (including claims related to the safety or reliability of our products) also can result in significant costs, including fines, as well as negative publicity, management distraction and damage to our reputation that could reduce demand for our products and services.
In addition, the FCPA and other anti-bribery and corruption laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. U.S. companies also may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to the FCPA and other anti-bribery and corruption laws. Our policies mandate compliance with these anti-bribery and corruption laws. Despite meaningful measures that we undertake to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent our employees or agents from violating the FCPA or similar laws. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Cybersecurity and data privacy and protection laws and regulations are evolving and present increasing compliance challenges, which increase our costs, may affect our competitiveness, cause reputational harm, and expose us to substantial fines or other penalties.

For a description of current material legal proceedings and regulatory matters, see "Legal Proceedings" in in this Form 10-K and Note 18 to the Consolidated Financial Statements in our 2018 Annual Report.
Additional Tax Expense or Additional Tax Exposures Could Affect Our Future Profitability.
We are subject to income taxes in the United States and various international jurisdictions. Changes in tax laws and regulations, as well as changes and conflicts in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions, and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional investigations, proceedings and contingencies will arise from time to time. Our competitive position, cash flows, results of operation or financial condition may be affected by the outcome of investigations, proceedings and other contingencies that cannot be predicted with certainty.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings "Business Overview, ""Results of Operations - Income Taxes," and "Liquidity and Financial Condition" and Notes 1 and 11 to the Consolidated Financial Statements in our 2018 Annual Report for further discussion on income taxes and related contingencies, including our accounting and assessment of the effect of the TCJA.
Our Defined Benefit Pension Plans are Subject to Financial Market Risk that Could Adversely Affect Our Results.
The performance of the financial markets and interest rates can impact our defined benefit pension plan expenses and funding obligations.  Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results. See Note 12 to the Consolidated Financial Statements in our 2018 Annual Report for further discussion on pension plans and related obligations and contingencies.
We May Be Unable to Realize Expected Benefits From Our Cost Reduction and Restructuring Efforts and Our Profitability May Be Hurt or Our Business Otherwise Might Be Adversely Affected.
In order to operate more efficiently and control costs, we announce from time to time restructuring plans, which include workforce reductions as well as global facility consolidations and other cost reduction initiatives. These plans are intended to generate operating expense savings through reductions in direct and indirect expenses as well as improved efficiencies. We may undertake further workforce reductions or restructuring actions in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any future restructuring activities, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include unfavorable political responses to such actions, unforeseen delays in the implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees or work stoppages, any of which may impair our ability to achieve anticipated cost reductions, or otherwise harm our business, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Our Business and Financial Performance May Be Adversely Affected By Cyber-attacks on Information Technology Infrastructure and Products and Other Business Disruptions
Our business may be impacted by disruptions to our own or third-party information technology (“IT”) infrastructure, which could result from (among other causes) cyber-attacks on or failures of such infrastructure or compromises to its physical security, as well as from damaging weather or other acts of nature. Cyber-based risks, in particular, are evolving and include, but are not limited to, both attacks on our IT infrastructure and attacks on the IT infrastructure of third parties (both on premises and in the cloud) attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers and other third parties. Cyber-based risks could also include attacks targeting the security, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities or infrastructure. Such attacks could disrupt our systems or those of third parties, impact business operations, result in unauthorized release of confidential or otherwise protected information, and corrupt our data or that of third parties. We have experienced cyber-based attacks, and due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber-attacks. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, potential liability, penalties, fines and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.
We Depend On Our Intellectual Property, and Have Access to Certain Intellectual Property and Information of Our Customers and Suppliers; Infringement or Failure to Protect Our Intellectual Property Could Adversely Affect Our Future Growth and Success.
We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, information technology security systems, internal controls and compliance systems and other measures to protect our intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property rights may be limited in certain countries outside the U.S. In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent our sale and marketing of certain of our products or services. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession of, and ownership or necessary licenses concerning, data important to the development or provision of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. We may also be subject to disruptions, losses and liability resulting from various cybersecurity attacks or information technology failures, as described above. Any of these events or factors could have a material adverse effect on our competitive position, subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We operate in approximately 120 countries, with over 650 significant properties comprising approximately 96 million square feet of productive space. Approximately 57% of our significant properties are associated with our aerospace businesses and 43% are associated with our commercial businesses. Approximately 47% of our significant properties are leased, and 53% are owned. Approximately 49% of our significant properties are located in the United States.
Our fixed assets as of December 31, 2018 include manufacturing facilities and non-manufacturing facilities such as warehouses, and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2018 are in good operating condition, are well-maintained and substantially all are generally in regular use.
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

Rockwell Collins' Voluntary Disclosure

In 2018, and before its acquisition by UTC, Rockwell Collins voluntarily disclosed to the United States Department of Justice (DOJ) and the SEC Division of Enforcement that it was conducting an internal investigation regarding meal, entertainment, and gift expenditures of B/E Aerospace sales employees that may not have complied with then-applicable company policy, as well as a potential conflict of interest involving a third party sales agent for B/E Aerospace in China.  The internal investigation, which is ongoing, resulted from Rockwell Collins’ post-acquisition compliance review of B/E Aerospace.  UTC continues to cooperate fully with the DOJ and SEC. Because the matter is ongoing, we cannot predict the outcome or the consequences thereof at this time. Rockwell Collins previously disclosed this matter in its public SEC filings, beginning in April 2018.
In addition, we are subject to a number of other lawsuits, investigations and claims (some of which involve substantial amounts). For a discussion of contingencies related to certain other legal proceedings, see Note 18 to the Consolidated Financial Statements in our 2018 Annual Report. Except as indicated herein or in Note 18 to the Consolidated Financial Statements in our 2018 Annual Report, we do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

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
UTC’s common stock is listed on the New York Stock Exchange under the ticker symbol “UTX”.
The Performance Graph and Comparative Stock Data appearing in our 2018 Annual Report, filed as Exhibit 13 to this Form 10-K, containing the following data relating to our common stock: total shareholder return, principal market, quarterly high and low sales prices, approximate number of shareowners and frequency and amount of dividends, are incorporated herein by reference. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended December 31, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2018	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 - October 31	61	$128.65	61	$2,211
November 1 - November 30	65	126.27	65	$2,203
December 1 - December 31	2,027	117.70	2,027	$1,964
Total	2,153	$118.27	2,153
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At December 31, 2018, the maximum dollar value of shares that may yet be purchased under this current program was $1,964 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. No shares were reacquired in transactions outside the program during the quarter ended December 31, 2018.

Item 6.	Selected Financial Data
The Five-Year Summary appearing in our 2018 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference. See "Notes to Consolidated Financial Statements" in our 2018 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five-Year Summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
For information concerning market risk sensitive instruments, see discussion under the heading "Market Risk and Risk Management" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report, filed as Exhibit 13 to this Form 10-K, and under the headings "Foreign Exchange" and "Derivatives and Hedging Activity" in Note 1 and "Financial Instruments" in Note 14 to the Consolidated Financial Statements in our 2018 Annual Report, filed as Exhibit 13 to this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The 2018 and 2017 Consolidated Balance Sheet, and other consolidated financial statements for the years ended 2018, 2017 and 2016, together with the report thereon of PricewaterhouseCoopers LLP dated February 7, 2019 in our 2018 Annual Report, filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference. The 2018 and 2017 unaudited Selected Quarterly Financial Data appearing in our 2018 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in our 2018 Annual Report.
On November 26, 2018, the Company completed its merger of Rockwell Collins.  Accordingly, the acquired assets and liabilities of Rockwell Collins are included in our consolidated balance sheet as of December 31, 2018 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from November 26, 2018 through December 31, 2018.  We have elected to exclude Rockwell Collins from the scope of our report on internal control over financial reporting as of December 31, 2018. Rockwell Collins is a wholly-owned subsidiary whose total assets and total revenues excluded from the scope of our report represent 5 percent and 1 percent, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2019 Annual Meeting of Shareowners titled "Election of Directors" (under the subheading "Nominees") and "Corporate Governance" (including under the subheading "Board Committees").
Executive Officers of the Registrant
The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2014	Age as of 2/7/2019

Elizabeth B. Amato	Executive Vice President & Chief Human Resources Officer, United Technologies Corporation (since August 2012)*	Senior Vice President, Human Resources and Organization, United Technologies Corporation	62

Robert J. Bailey	Corporate Vice President, Controller, United Technologies Corporation (since September 2016)	Vice President & Chief Financial Officer, Pratt & Whitney	54

Michael R. Dumais	Executive Vice President, Operations & Strategy, United Technologies Corporation (since January 2017)	Senior Vice President, Strategic Planning, United Technologies Corporation; President, Power, Controls & Sensing Systems, UTC Aerospace Systems	52

Charles D. Gill	Executive Vice President & General Counsel, United Technologies Corporation (since 2007)*	Senior Vice President and General Counsel, United Technologies Corporation	54

David L. Gitlin	President and Chief Operating Officer, Collins Aerospace Systems (since November 2018)	President, UTC Aerospace Systems; President, Aircraft Systems, UTC Aerospace Systems	49

Gregory J. Hayes	Chairman (since September 2016), President and Chief Executive Officer, United Technologies Corporation (since November 2014)	Senior Vice President and Chief Financial Officer, United Technologies Corporation	58

Akhil Johri	Executive Vice President & Chief Financial Officer, United Technologies Corporation (since January 2015)*	Senior Vice President and Chief Financial Officer, United Technologies Corporation; Chief Financial Officer, Pall Corporation	57

Robert F. Leduc	President, Pratt & Whitney (since January 2016)	President, Sikorsky Aircraft; President, Boeing Programs and Space, Hamilton Sundstrand/UTC Aerospace Systems	62

Judith F. Marks	President, Otis Elevator (since October 2017)	Chief Executive Officer, Dresser-Rand (a Siemens company); Chief Executive Officer, Siemens USA; Executive Vice President, Dresser-Rand; President and Chief Executive Officer, Siemens Government Technologies Inc.	55

Robert J. McDonough	President, Carrier (since September 2015)	Chief Operating Officer, Americas, UTC Building & Industrial Systems	59

Robert K. Ortberg	Chief Executive Officer, Collins Aerospace Systems (since November 2018)	Chairman, President and Chief Executive Officer of Rockwell Collins, Inc.	58

David R. Whitehouse	Corporate Vice President, Treasurer, United Technologies Corporation (since April 2015)*	Vice President, Treasurer, United Technologies Corporation; Director, Capital Markets, United Technologies Corporation	52
*Certain executive officers' titles changed in November 2015 without any change in his or her responsibilities.

All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.
Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2019 Annual Meeting of Shareowners titled "Other Important Information" under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.utc.com/How-We-Work/Ethics-And-Compliance/Pages/Default.aspx. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee, Finance Committee, and Governance and Public Policy Committee are available on our website at http://www.utc.com/Who-We-Are/Corporate-Governance/Pages/default.aspx. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, 10 Farm Springs Road, Investor Relations, Farmington, CT 06032.

Item 11.	Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2019 Annual Meeting of Shareowners titled "Executive Compensation," "Compensation of Directors" and "Report of the Compensation Committee."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and the Equity Compensation Plan Information required by Item 12 is incorporated herein by reference to the sections of our Proxy Statement for the 2019 Annual Meeting of Shareowners titled "Share Ownership" and "Executive Compensation".

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2019 Annual Meeting of Shareowners titled "Corporate Governance" (under the subheading "Director Independence") and "Other Important Information" (under the subheading "Transactions with Related Persons").

Item 14.	Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2019 Annual Meeting of Shareowners titled "Appointment of an Independent Auditor for 2019," including the information provided in that section with regard to "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees."

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements (incorporated herein by reference to the 2018 Annual Report):

(2)	Financial Statement Schedule for the three years ended December 31, 2018:

Page Number in Form 10-K

SCHEDULE I—Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-I

SCHEDULE II—Valuation and Qualifying Accounts	S-II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:
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

3(ii)
Bylaws as amended and restated effective October 10, 2018, incorporated by reference to Exhibit 3.2 to UTC's Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on October 10, 2018.

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

10.4
United Technologies Corporation Deferred Compensation Plan, as amended and restated, effective January 1, 2011, incorporated by reference to Exhibit 10.1 of UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2018.

10.5
United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective October 15, 2013, incorporated by reference to Exhibit 10.11 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013.

10.6
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

10.8	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as Amended and Restated, effective as of April 29, 2019.*

10.9	Retainer Payment Election Form for United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.8).*

10.10	Form of Deferred Restricted Stock Unit Award relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.8).*

10.11
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

10.12
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

10.14
Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.12), incorporated by reference to Exhibit 10.15 to UTC's Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.15
Schedule of Terms for performance share unit awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.12) (Rev. January 2016), incorporated by reference to Exhibit 10.17 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.16
Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.12) (Rev. January 2016), incorporated by reference to Exhibit 10.18 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.17
Form of Award Agreement for restricted stock unit, performance share unit and stock appreciation rights awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.12), incorporated by reference to Exhibit 10.18 to UTC's Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.18
United Technologies Corporation LTIP Performance Share Unit Deferral Plan, relating to the Long-Term Incentive Plan (referred to above in Exhibit 10.12), incorporated by reference to Exhibit 10.36 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.19
United Technologies Corporation International Deferred Compensation Replacement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.35 of UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.20
United Technologies Corporation Company Automatic Contribution Excess Plan executed July 16, 2018 (amended and restated as of January 1, 2010), incorporated by reference to Exhibit 10.2 to UTC's Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2018.

10.21
United Technologies Corporation Savings Restoration Plan executed July 16, 2018 (amended and restated as of January 1, 2011), incorporated by reference to Exhibit 10.3 to UTC's Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2018.

10.22	UTC 2018 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to UTC's Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on May 3, 2018.

10.23	Schedule of Terms for restricted stock unit award relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to above in Exhibit 10.22)*

10.24	Schedule of Terms for stock appreciation rights award relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to above in Exhibit 10.22).*

10.25	Schedule of Terms for performance share unit award relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to above in Exhibit 10.22).*

10.26	Rockwell Collins’ 2015 Long-Term Incentives Plan, incorporated by reference to Appendix B to Rockwell Collins’ Notice and Proxy Statement (Commission file number 0001-16445) dated December 17, 2014.

10.27
Form of Performance Share Agreement under Rockwell Collins’ 2015 Long-Term Incentives Plan (referred to above in Exhibit 10.26), incorporated by reference to Exhibit 10-a-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended December 31, 2017.

10.28
Form of Restricted Stock Unit Agreement under Rockwell Collins’ 2015 Long-Term Incentives Plan (referred to above in Exhibit 10.26), incorporated by reference to Exhibit 10-a-2 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended December 31, 2017.

10.29
Compensation Recovery Policy acknowledgment and agreement, incorporated by reference to Exhibit 10-c-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended December 31, 2012.

10.30
Rockwell Collins’ Deferred Compensation Plan, as amended, incorporated by referenced to Exhibit 10-f-2 to Rockwell Collins’ Annual Report on Form 10-K (Commission file number 0001-16445) for the fiscal year ended September 30, 2007; Amendment No. 1 to Rockwell Collins’ Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10-f-2 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.31
Rockwell Collins’ 2005 Deferred Compensation Plan, as amended and restated as of June 27, 2017, incorporated by reference to Exhibit 10-f-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended June 30, 2017; Amendment No. 1 to Rockwell Collins’ 2005 Deferred Compensation Plan, incorporated by reference to Exhibit 10-f-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended December 31, 2017; Amendment No. 2 to Rockwell Collins’ 2005 Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10-f-6 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.32
Rockwell Collins’ Non-Qualified Savings Plan, as amended, incorporated by referenced to Exhibit 10-g-2 to Rockwell Collins’ Annual Report on Form 10-K (Commission file number 0001-16445) for the fiscal year ended September 30, 2007; Amendment No. 1 to Rockwell Collins’ Non-Qualified Savings Plan, incorporated by reference to Exhibit 10-g-2 Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.33
Rockwell Collins’ 2005 Non-Qualified Retirement Savings Plan, as amended and restated as of July 17, 2018, incorporated by referenced to Exhibit 10-g-6 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.34
Rockwell Collins’ 2005 Non-Qualified Pension Plan, as amended, incorporated by reference to Exhibit 10-h-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended June 30, 2012; Amendment No. 1 to Rockwell Collins’ Non-Qualified Pension Plan, as amended, incorporated by reference to Exhibit 10-h-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended December 31, 2015; Amendment No. 2 to Rockwell Collins’ 2005 Non-Qualified Pension Plan, as amended, incorporated by reference to Exhibit 10-h-3 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.35
Rockwell Collins’ Master Trust, as amended, incorporated by reference to Exhibit 10-i-2 to Rockwell Collins’ Annual Report on Form 10-K (Commission file number 0001-16445) for the fiscal year ended September 30, 2007; Amendment No. 1 to Rockwell Collins’ Master Trust, as amended, incorporated by reference to Exhibit 10-i-2 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018; Amendment No. 2 to Rockwell Collins’ Master Trust, as amended;*Amendment No.3 to Rockwell Collins’ Master Trust, as amended.*

10.36
Rockwell Collins’ Short-term Relocation Benefit to Rockwell Collin’s CEO, CFO and two other executive officers, incorporated by reference to Exhibit 10-e-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended March 31, 2018; Description of the Extension to the Short-Term Relocation Benefit for the Company’s CEO, CFO and two other executive officers, incorporated by referenced to Exhibit 10-j-2 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.37	Compensation & Covenants Agreement between United Technologies Corporation and Robert K. Ortberg, effective as of November 26, 2018.*

13	Excerpts from UTC’s 2018 Annual Report to Shareowners for the year ended December 31, 2018.*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/How-We-Work/Ethics-And-Compliance/Pages/Default.aspx.

21	Subsidiaries of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of Lloyd J. Austin III, Diane M. Bryant, John V. Faraci, Jean-Pierre Garnier, Christopher J. Kearney, Ellen J. Kullman, Marshall O. Larsen, Harold W. McGraw III, Margaret L. O'Sullivan, Denise L. Ramos, Fredric G. Reynolds, Brian C. Rogers, and Christine Todd Whitman.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20181231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20181231.xsd)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20181231_cal.xml)

101.DEF	XBRL Taxonomy Definition Linkbase Document.* File name: : utx-20181231_def.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document.* (File name: utx-20181231_lab.xml)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20181231_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.

Exhibits 10.1 through 10.37 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the three years ended December 31, 2018, (ii) Consolidated Statement of Comprehensive Income for the three years ended December 31, 2018, (iii) Consolidated Balance Sheet as of December 31, 2018 and 2017, (iv) Consolidated Statement of Cash Flows for the three years ended December 31, 2018, (v) Consolidated Statement of Changes in Equity for the three years ended December 31, 2018, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

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

Date: February 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. HAYES	Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 7, 2019
(Gregory J. Hayes)

/s/ AKHIL JOHRI	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 7, 2019
(Akhil Johri)

/s/ ROBERT J. BAILEY	Corporate Vice President, Controller (Principal Accounting Officer)	February 7, 2019
(Robert J. Bailey)

/s/ LLOYD J. AUSTIN III *	Director
(Lloyd J. Austin III)

/s/ DIANE M. BRYANT *	Director
(Diane M. Bryant)

/s/ JOHN V. FARACI *	Director
(John V. Faraci)

/s/ JEAN-PIERRE GARNIER *	Director
(Jean-Pierre Garnier)

/s/ CHRISTOPHER J. KEARNEY *	Director
(Christopher J. Kearney)

/s/ ELLEN J. KULLMAN *	Director
(Ellen J. Kullman)

/s/ MARSHALL O. LARSEN *	Director
(Marshall O. Larsen)

/s/ HAROLD W. MCGRAW III *	Director
(Harold W. McGraw III)

/s/ MARGARET L. O'SULLIVAN *	Director
(Margaret L. O'Sullivan)

/s/ DENISE L. RAMOS *	Director
(Denise L. Ramos)

/s/ FREDRIC G. REYNOLDS *	Director
(Fredric G. Reynolds)

/s/ BRIAN C. ROGERS *	Director
(Brian C. Rogers)

/s/ CHRISTINE TODD WHITMAN *	Director
(Christine Todd Whitman)

*By:	/s/ CHARLES D. GILL
Charles D. Gill Executive Vice President & General Counsel, as Attorney-in-Fact
Date: February 7, 2019

SCHEDULE I

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Shareowners and Board of Directors
of United Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated February 7, 2019 appearing in the 2018 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 7, 2019

S-I

SCHEDULE II
UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three years ended December 31, 2018
(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance, December 31, 2015	$553
Provision charged to income	64
Doubtful accounts written off (net)	(105)
Other adjustments	(45)
Balance, December 31, 2016	467
Provision charged to income	88
Doubtful accounts written off (net)	(82)
Other adjustments	(17)
Balance, December 31, 2017	456
Provision charged to income	54
Doubtful accounts written off (net)	(37)
Other adjustments	15
Balance, December 31, 2018	$488
Future Income Tax Benefits—Valuation allowance:
Balance, December 31, 2015	$591
Additions charged to income tax expense	32
Reductions credited to income tax expense	(61)
Other adjustments	(17)
Balance, December 31, 2016	545
Additions charged to income tax expense	45
Reductions credited to income tax expense	(29)
Other adjustments	21
Balance, December 31, 2017	582
Additions charged to income tax expense	61
Additions charged to goodwill, due to acquisitions	25
Reductions credited to income tax expense	(25)
Other adjustments	(38)
Balance, December 31, 2018	$605

S-II