Form 10-K/A
period 2018-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2019-04-05
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
At January 31, 2019, there were 861,748,797 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates by reference portions of the United Technologies Corporation Proxy Statement for the 2019 Annual Meeting of Shareowners.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends United Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, which the Company previously filed with the Securities and Exchange Commission on February 7, 2019. The Company is filing this amendment for the sole purpose of including the information required by Item 201(d) of Regulation S-K in Part III, Item 12, which information had been inadvertently omitted from the Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2019 Annual Meeting of Shareowners titled "Share Ownership".

Equity Compensation Plan Information
The following table provides information as of December 31, 2018 concerning Common Stock issuable under UTC’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	9,690,000	(1)	$99.12	57,752,000	(3)
Equity compensation plans not approved by shareowners	336,000	(2)	N/A	N/A
(1) Consists of the following issuable shares of Common Stock awarded under the United Technologies Corporation 2018 Long-Term Incentive Plan (the “2018 LTIP”) and the United Technologies Corporation Long-Term Incentive Plan, as amended (together with the 2018 LTIP, the “LTIPs”): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding Stock Appreciation Rights (SARs); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 1,143,000 shares of Common Stock could be issued if performance goals are achieved above target), except for the 2016 performance share unit awards which reflect actual performance achieved; and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units and restricted stock units awarded under the United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated effective April 24, 2017. Under the LTIPs, each SAR referred to in clause (ii) is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs as reflected in column (a) above, we have used the NYSE closing price for a share of Common Stock on December 31, 2018 of $106.48. The weighted-average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clauses (i) and (ii).
(2) Consists of shares of Common Stock issuable pursuant to outstanding restricted stock unit awards granted under the Rockwell Collins, Inc. 2015 Long-Term Incentive Plan that we assumed upon the acquisition of Rockwell Collins.
(3) Represents the maximum number of shares of Common Stock available to be awarded under the 2018 LTIP as of December 31, 2018. Performance share units and restricted stock units (Full Share Awards) will result in a reduction in the number of shares of Common Stock available for delivery under the 2018 LTIP in an amount equal to 4.03 times the number of shares to which the award corresponds. Stock options and stock appreciation rights do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2018 LTIP on a one-for-one basis.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

Date: April 5, 2019

Exhibits:

Exhibit Number

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

Notes to Exhibit List:
* Submitted electronically herewith.