Form 10-Q
period 2019-03-31
UNITED TECHNOLOGIES CORP /DE/
filed 2019-04-26
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.
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
At March 31, 2019 there were 862,291,415 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2019

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2019	2018
Net Sales:
Product sales	$12,875	$10,258
Service sales	5,490	4,984
	18,365	15,242
Costs and Expenses:
Cost of products sold	10,286	8,016
Cost of services sold	3,421	3,264
Research and development	728	554
Selling, general and administrative	1,997	1,711
	16,432	13,545
Other income, net	112	231
Operating profit	2,045	1,928
Non-service pension (benefit)	(208)	(191)
Interest expense, net	431	229
Income from operations before income taxes	1,822	1,890
Income tax expense	397	522
Net income from operations	1,425	1,368
Less: Noncontrolling interest in subsidiaries' earnings from operations	79	71
Net income attributable to common shareowners	$1,346	$1,297
Earnings Per Share of Common Stock - Basic:
Net income attributable to common shareowners	$1.58	$1.64
Earnings Per Share of Common Stock - Diluted:
Net income attributable to common shareowners	$1.56	$1.62

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Net income from operations	$1,425	$1,368
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	521	539
Pension and postretirement benefit plans adjustments	33	73
ASU 2016-01 adoption impact (Note 12)	—	(5)
Change in unrealized cash flow hedging	8	14
Other comprehensive income, net of tax	562	621
Comprehensive income	1,987	1,989
Less: Comprehensive income attributable to noncontrolling interest	(82)	(104)
Comprehensive income attributable to common shareowners	$1,905	$1,885
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$6,240	$6,152
Accounts receivable, net	13,574	14,271
Contract assets, current	3,795	3,486
Inventory, net	10,474	10,083
Other assets, current	1,319	1,511
Total Current Assets	35,402	35,503
Customer financing assets	3,182	3,023
Future income tax benefits	1,703	1,646
Fixed assets	24,351	24,084
Less: Accumulated depreciation	(12,141)	(11,787)
Fixed assets, net	12,210	12,297
Operating lease right-of-use assets	2,533	—
Goodwill	48,392	48,112
Intangible assets, net	26,280	26,424
Other assets	7,678	7,206
Total Assets	$137,380	$134,211
Liabilities and Equity
Short-term borrowings	$1,111	$1,469
Accounts payable	10,364	11,080
Accrued liabilities	10,750	10,223
Contract liabilities, current	6,107	5,720
Long-term debt currently due	3,071	2,876
Total Current Liabilities	31,403	31,368
Long-term debt	41,004	41,192
Future pension and postretirement benefit obligations	3,846	4,018
Operating lease liabilities	2,020	—
Other long-term liabilities	17,052	16,914
Total Liabilities	95,325	93,492
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	109	109
Shareowners' Equity:
Common Stock	22,564	22,514
Treasury Stock	(32,511)	(32,482)
Retained earnings	59,279	57,823
Unearned ESOP shares	(75)	(76)
Accumulated other comprehensive loss	(9,519)	(9,333)
Total Shareowners' Equity	39,738	38,446
Noncontrolling interest	2,208	2,164
Total Equity	41,946	40,610
Total Liabilities and Equity	$137,380	$134,211
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Operating Activities:
Net income from operations	$1,425	$1,368
Adjustments to reconcile net income from operations to net cash flows provided by operating activities:
Depreciation and amortization	942	581
Deferred income tax provision	21	42
Stock compensation cost	64	55
Change in:
Accounts receivable	849	(1,140)
Contract assets, current	(215)	(417)
Inventory	(697)	(631)
Other current assets	(165)	(12)
Accounts payable and accrued liabilities	(588)	576
Contract liabilities, current	371	652
Global pension contributions	(32)	(37)
Canadian government settlement	(38)	(221)
Other operating activities, net	(437)	(363)
Net cash flows provided by operating activities	1,500	453
Investing Activities:
Capital expenditures	(363)	(337)
Investments in businesses (Note 1)	(19)	(125)
Dispositions of businesses (Note 1)	133	35
Increase in customer financing assets, net	(173)	(241)
Increase in collaboration intangible assets	(87)	(78)
Receipts (payments) from settlements of derivative contracts	92	(221)
Other investing activities, net	23	(9)
Net cash flows used in investing activities	(394)	(976)
Financing Activities:
Issuance of long-term debt	32	18
Repayment of long-term debt	(26)	(993)
(Decrease) increase in short-term borrowings, net	(349)	666
Proceeds from Common Stock issued under employee stock plans	5	5
Dividends paid on Common Stock	(609)	(535)
Repurchase of Common Stock	(29)	(25)
Other financing activities, net	(101)	(46)
Net cash flows used in financing activities	(1,077)	(910)
Effect of foreign exchange rate changes on cash and cash equivalents	41	119
Net increase (decrease) in cash, cash equivalents and restricted cash	70	(1,314)
Cash, cash equivalents and restricted cash, beginning of year	6,212	9,018
Cash, cash equivalents and restricted cash, end of period	6,282	7,704
Less: Restricted cash	42	37
Cash and cash equivalents, end of period	$6,240	$7,667
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in thousands)	2019	2018
Equity beginning balance	$40,610	$31,421
Common Stock
Beginning balance	22,514	17,574
Common Stock issued under employee plans	57	68
Purchase of subsidiary shares from noncontrolling interest, net	—	(1)
Redeemable noncontrolling interest fair value adjustment	(7)	—
Ending balance	22,564	17,641
Treasury Stock
Beginning balance	(32,482)	(35,596)
Common Stock issued under employee plans	3	2
Common Stock repurchased	(32)	(25)
Ending balance	(32,511)	(35,619)
Retained Earnings
Beginning balance	57,823	55,242
Net Income	1,346	1,297
Dividends on Common Stock	(609)	(535)
Dividends on ESOP Common Stock	(18)	(18)
Redeemable noncontrolling interest fair value adjustment	4	(2)
New Revenue Standard adoption impact	—	(480)
ASU 2018-02 adoption impact (Note 12)	745	—
Other	(12)	29
Ending balance	59,279	55,533
Unearned ESOP Shares
Beginning balance	(76)	(85)
Common Stock issued under employee plans	1	1
Ending balance	(75)	(84)
Accumulated Other Comprehensive (Loss) Income
Beginning balance	(9,333)	(7,525)
Other comprehensive income, net of tax	559	588
ASU 2018-02 adoption impact (Note 12)	(745)	—
Ending balance	(9,519)	(6,937)
Noncontrolling Interest
Beginning balance	2,164	1,811
Net Income	79	71
Redeemable noncontrolling interest in subsidiaries' earnings	3	(2)
Other comprehensive income, net of tax	3	33
Dividends attributable to noncontrolling interest	(44)	(66)
Purchase of subsidiary shares from noncontrolling interest, net	—	(1)
Disposition of noncontrolling interest, net	—	(8)
Capital contributions	—	120
Other	3	—
Ending balance	2,208	1,958
Equity at March 31	$41,946	$32,492

Supplemental share information
Shares of Common Stock issued under employee plans	1,028	1,075
Shares of Common Stock repurchased	256	188
Dividends per share of Common Stock	$0.735	$0.700
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at March 31, 2019 and for the quarters ended March 31, 2019 and 2018 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2018 Annual Report) incorporated by reference in our Annual Report on Form 10-K for calendar year 2018 (2018 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions. During the three months ended March 31, 2019, our investment in business acquisitions was $19 million, which consisted of small acquisitions at Otis.
On November 26, 2018, we completed the acquisition of Rockwell Collins (the "Merger"), a leader in aviation and high-integrity solutions for commercial and military customers as well as leading-edge avionics, flight controls, aircraft interior and data connectivity solutions. Under the terms of the merger agreement, each share of common stock, par value $0.01 per share, of Rockwell Collins issued and outstanding immediately prior to the effective time of the Merger (other than shares held by Rockwell Collins, the Company, Riveter Merger Sub Corp or any of their respective wholly owned subsidiaries) was converted into the right to receive (1) $93.33 in cash, without interest, and (2) 0.37525 shares of Company common stock (together, the “Merger Consideration”), less any applicable withholding taxes, with cash paid in lieu of fractional shares. The total aggregate consideration payable in the Merger was $15.5 billion in cash ($14.9 billion net of cash acquired) and 62.2 million shares of Company common stock. In addition, $7.8 billion of Rockwell Collins debt was outstanding at the time of the Merger. This equated to a total enterprise value of $30.6 billion, including the $7.8 billion of Rockwell Collins' outstanding debt.

(dollars in millions)	Amount
Cash consideration paid for Rockwell Collins outstanding common stock & equity awards	$15,533
Fair value of UTC common stock issued for Rockwell Collins outstanding common stock & equity awards	7,960
Total consideration transferred	$23,493
The cash consideration utilized for the Rockwell Collins acquisition was partially financed through the previously disclosed issuance of $11 billion aggregate principal notes on August 16, 2018 for net proceeds of $10.9 billion. For the remainder of the cash consideration, we utilized repatriated cash and cash equivalents and cash flow generated from operating activities.
Preliminary Allocation of Consideration Transferred to Net Assets Acquired:
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Rockwell Collins acquisition. The final determination of the fair value of certain assets and liabilities will be completed up to a one year measurement period from the date of acquisition as required by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations.” As of March 31, 2019, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the validation of the underlying cash flows used to determine the fair value of the identified intangible assets. The size and breadth of the Rockwell Collins acquisition necessitates use of the one year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to, intangible assets, inventory, real property, leases, deferred tax liabilities related to the unremitted earnings of foreign subsidiaries, certain reserves and the related tax impacts of any adjustments. Any potential adjustments could be material in relation to the preliminary values presented below:

(dollars in millions)
Cash and cash equivalents	$640
Accounts receivable, net	1,663
Inventory, net	1,520
Contract assets, current	301
Other assets, current	264
Future income tax benefits	38
Fixed assets, net	1,691
Intangible assets:
Customer relationships	8,320
Tradenames/trademarks	1,870
Developed technology	600
Other assets	210
Total identifiable assets acquired	17,117

Short-term borrowings	2,254
Accounts payable	378
Accrued liabilities	1,689
Contract liabilities, current	301
Long-term debt	5,530
Future pension and postretirement benefit obligation	502
Other long-term liabilities	3,517
Noncontrolling interest	6
Total liabilities acquired	14,177
Total identifiable net assets	2,940
Goodwill	20,553
Total consideration transferred	$23,493
In order to allocate the consideration transferred for Rockwell Collins, the fair values of all identifiable assets and liabilities were established. For accounting and financial reporting purposes, fair value is defined under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results. Fair value adjustments to Rockwell Collins' identified assets and liabilities resulted in an increase in inventory and fixed assets of $282 million and $269 million, respectively. In determining the fair value of identifiable assets acquired and liabilities assumed, a review was conducted for any significant contingent assets or liabilities existing as of the acquisition date. The preliminary assessment did not note any significant contingencies related to existing legal or government action.

The fair values of the customer relationship and related program intangible assets, which include the related aerospace program original equipment (OEM) and aftermarket cash flows, were determined by using an “income approach." Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, remaining developmental effort, operational performance, including company specific synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are probability-adjusted to reflect the uncertainties associated with the underlying assumptions as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship and related program intangible assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of the underlying programs of 10 to 20 years. The developed technology intangible asset is being amortized over the economic pattern of benefit. The fair value of the tradename intangible assets were determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the tradename and discounted to present value using an appropriate discount rate.  The tradename intangible assets have been determined to have an indefinite life. The Intangible assets included above consist of the following:

(dollars in millions)	Estimated Fair Value	Estimated Life
Acquired customer relationships	$8,320	10-20 years
Acquired tradenames/trademarks	1,870	indefinite
Acquired developed technology	600	15 years
	$10,790
We also identified customer contractual obligations on certain contracts with economic returns that are lower than could be realized in market transactions as of the acquisition date. We measured these liabilities under the measurement provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Based on the estimated net cash outflows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded assumed liabilities of approximately $1,020 million. These liabilities will be liquidated in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts. Total consumption of the contractual obligation for the next five years is expected to be as follows: $145 million in 2019, $133 million in 2020, $131 million in 2021, $125 million in 2022, and $118 million in 2023.
Acquisition-Related Costs:
Acquisition-related costs have been expensed as incurred. In the quarters ended March 31, 2019 and 2018, approximately $9 million and $30 million, respectively, of transaction and integration costs have been incurred. These costs were recorded in Selling, general and administrative expenses within the Condensed Consolidated Statement of Operations.
Supplemental Pro-Forma Data:
Rockwell Collins' results of operations have been included in UTC’s financial statements for the period subsequent to the completion of the acquisition on November 26, 2018. Rockwell Collins contributed sales of approximately $2.3 billion and operating profit of approximately $264 million for the quarter ended March 31, 2019. The following unaudited supplemental pro-forma data presents consolidated information as if the acquisition had been completed on January 1, 2017. The pro-forma results were calculated by combining the results of UTC with the stand-alone results of Rockwell Collins for the pre-acquisition periods, which were adjusted to account for certain costs that would have been incurred during this pre-acquisition period:

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2019	2018
Net sales	$18,360	$17,320
Net income attributable to common shareowners	$1,484	$1,475
Basic earnings per share of common stock	$1.74	$1.73
Diluted earnings per share of common stock	$1.72	$1.71
The unaudited supplemental pro-forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2017, as adjusted for the applicable tax impact.

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Amortization of inventory and fixed asset fair value adjustment [1]	$141	$(5)
Amortization of acquired Rockwell Collins intangible assets, net [2]	—	(53)
Utilization of contractual customer obligation [3]	—	2
UTC/Rockwell Collins fees for advisory, legal, accounting services [4]	2	26
Interest expense incurred on acquisition financing, net [5]	—	(76)
Elimination of capitalized pre-production engineering amortization [6]	—	14
Adjustment to net periodic pension cost [7]	—	11
Adjustment to reflect the adoption of ASC 606 [8]	—	29
Elimination of entities held for sale [9]	(5)	(7)
	$138	$(59)

1
Reflects the elimination of the inventory step-up amortization recorded by UTC in 2019 as this would have been completed within the first two quarters of 2017. Additionally, this adjustment reflects the amortization of the fixed asset fair value adjustment as of the acquisition date.

2
Reflects the additional amortization of the acquired Rockwell Collins' intangible assets recognized at fair value in purchase accounting and eliminates the historical Rockwell Collins intangible asset amortization expense.

3
Reflects the additional amortization of liabilities recognized for acquired contracts with terms less favorable than could be realized in market transactions as of the acquisition date and eliminates Rockwell Collins historical amortization of these liabilities.

4	Reflects the elimination of transaction-related fees incurred by UTC and Rockwell Collins in connection with the acquisition and assumes all of the fees were incurred during the first quarter of 2017.

5
Reflects the additional interest expense incurred on debt to finance our acquisition of Rockwell Collins and reduces interest expense for the debt fair value adjustment which would have been amortized.

6	Reflects the elimination of Rockwell Collins capitalized pre-production engineering amortization to conform to UTC policy.

7
Reflects adjustments for the elimination of amortization of prior service cost and actuarial loss amortization, which was recorded by Rockwell Collins, as a result of fair value purchase accounting, net of the impact of the revised pension and post-retirement benefit (expense) as determined under UTC’s plan assumptions.

8
Reflects adjustments to Rockwell Collins revenue recognition as if they adopted the New Revenue Standard as of January 1, 2018 and primarily relates to capitalization of contract costs and changes in timing of sales recognition for contracts requiring an over time method of revenue recognition, partially offset by deferral of revenue recognized on OEM product engineering and development.

9	Reflects the elimination of entities required to be sold for regulatory approvals.
The unaudited supplemental pro-forma financial information does not reflect the potential realization of cost savings relating to the integration of the two companies. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on January 1, 2017, nor are they indicative of future results.

Dispositions. Cash inflows related to dispositions during the three months ended March 31, 2019 were $133 million and primarily consisted of the dispositions of businesses held for sale associated with the Rockwell Collins acquisition. In accordance with conditions imposed for regulatory approval of the acquisition, Rockwell Collins was required to dispose of certain businesses. These businesses were held separate from UTC’s and Rockwell Collins' ongoing businesses pursuant to regulatory requirements. Definitive agreements to sell each of the businesses were entered into prior to the completion of UTC's acquisition of Rockwell Collins. The related assets and liabilities of these businesses had been accounted for as held for sale at fair value less cost to sell. As of December 31, 2018, assets held for sale of $175 million were included within Other assets, current and liabilities held for sale of $40 million were included within Accrued liabilities on the Consolidated Balance Sheet. The major classes of assets and liabilities primarily include net Inventory of $51 million and net Fixed assets of $37 million. In the first quarter of 2019, Rockwell Collins completed the sale of all businesses which were held for sale as of December 31, 2018.
On November 26, 2018, the Company announced its intention to separate into three independent companies. Following the separations, the Company will operate as an aerospace company comprised of Collins Aerospace Systems and the Pratt & Whitney businesses, and Otis and Carrier will become independent companies. The proposed separations are expected to be effected through spin-offs of Otis and Carrier that are intended to be tax-free for the Company’s shareowners for U.S. federal income tax purposes, and are expected to be completed in the first half of 2020. Separation of Otis and Carrier from UTC via spin-off transactions will be subject to the satisfaction of customary conditions, including, among others, final approval by the Company’s Board of Directors, receipt of tax rulings in certain jurisdictions and/or a tax opinion from external counsel (as applicable), the filing with the Securities and Exchange Commission (SEC) and effectiveness of Form 10 registration statements, and satisfactory completion of financing.
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2019 were as follows:

(dollars in millions)	Balance as of January 1, 2019	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2019
Otis	$1,688	$7	$(11)	$1,684
Carrier	9,835	1	69	9,905
Pratt & Whitney	1,567	—	(4)	1,563
Collins Aerospace Systems	35,001	85	132	35,218
Total Segments	48,091	93	186	48,370
Eliminations and other	21	—	1	22
Total	$48,112	$93	$187	$48,392
Goodwill increased $85 million at Collins Aerospace Systems resulting from insignificant purchase accounting adjustments made during the quarter ended March 31, 2019.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2019		December 31, 2018
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,168	$(1,627)	$2,164	$(1,608)
Patents and trademarks	362	(242)	361	(236)
Collaboration intangible assets	4,599	(723)	4,509	(649)
Customer relationships and other	22,651	(4,841)	22,525	(4,560)
	29,780	(7,433)	29,559	(7,053)
Unamortized:
Trademarks and other	3,933	—	3,918	—
Total	$33,713	$(7,433)	$33,477	$(7,053)

In addition to customer relationship intangible assets obtained through business combinations, customer relationship intangible assets include payments made to our customers to secure certain contractual rights. Such payments are capitalized when distinct rights are obtained and sufficient incremental cash flows to support the recoverability of the assets have been established. Otherwise, the applicable portion of the payments is expensed. We amortize these intangible assets based on the underlying pattern of economic benefit, which may result in an amortization method other than straight-line. In the aerospace industry, amortization based on the pattern of economic benefit generally results in lower amortization expense during the development period with amortization expense increasing as programs enter full production and aftermarket cycles. If a pattern of economic benefit cannot be reliably determined, a straight-line amortization method is used. We classify amortization of such payments as a reduction of sales. The collaboration intangible assets are amortized based upon the pattern of economic benefits as represented by the underlying cash flows.
Amortization of intangible assets was $374 million and $223 million for the quarters ended March 31, 2019 and 2018, respectively. The following is the expected amortization of intangible assets for the years 2019 through 2024, which reflects the pattern of expected economic benefit on certain aerospace intangible assets.

(dollars in millions)	Remaining 2019	2020	2021	2022	2023	2024
Amortization expense	$1,092	$1,427	$1,438	$1,434	$1,435	$1,422
Note 2: Revenue Recognition
We account for revenue in accordance with ASC Topic 606: Revenue from Contracts with Customers.
Performance Obligations. A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while others contain multiple performance obligations most commonly when a contract spans multiple phases of the product life-cycle such as development, production, maintenance and support. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on its standalone selling price.
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
Remaining Performance Obligations (RPO). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of March 31, 2019 our total RPO was approximately $117.5 billion. Of this total, we expect approximately 46% will be recognized as sales over the following 24 months. On December 31, 2018, we had approximately $115.5 billion of remaining performance obligations, at which time we expected to recognize approximately 46% of these remaining performance obligations as sales in the next 24 months.
Capitalized Contract Costs. We incur costs for engineering and development of aerospace products directly related to existing or anticipated contracts with customers. Such costs generate or enhance our ability to satisfy our performance obligations under these contracts. We capitalize these costs as contract fulfillment costs to the extent the costs are recoverable from the associated contract margin and subsequently amortize the costs as the OEM products performance obligations are satisfied. In instances where intellectual property does not transfer to the customer, we defer the customer funding of OEM product engineering and development and recognize revenue when the performance obligations related to the OEM products are satisfied. Capitalized net contract fulfillment costs were $1,072 million and $914 million as of March 31, 2019 and December 31, 2018, respectively and are recognized in Other assets in our Condensed Consolidated Balance Sheet.

Contract Assets and Liabilities. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of March 31, 2019 and December 31, 2018 are as follows:

(dollars in millions)	March 31, 2019	December 31, 2018
Contract assets, current	$3,795	$3,486
Contract assets, noncurrent (included within Other assets)	1,209	1,142
Total contract assets	5,004	4,628
Contract liabilities, current	(6,107)	(5,720)
Contract liabilities, noncurrent (included within Other long-term liabilities)	(5,166)	(5,069)
Total contract liabilities	(11,273)	(10,789)
Net contract liabilities	$(6,269)	$(6,161)
Contract assets increased $376 million during the quarter ended March 31, 2019 primarily due to revenue recognition in excess of customer billings, primarily on Pratt & Whitney commercial aftermarket and military engines contracts and various programs at Collins Aerospace Systems. Contract liabilities increased $484 million during the quarter ended March 31, 2019 primarily due to customer billings in excess of revenue on Otis maintenance contracts and on certain Pratt & Whitney commercial aftermarket contracts. We recognized revenue of $2.0 billion during the quarter ended March 31, 2019 related to contract liabilities as of December 31, 2018.
Note 3: Earnings Per Share

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2019	2018
Net income attributable to common shareowners	$1,346	$1,297
Basic weighted average number of shares outstanding	853.2	789.9
Stock awards and equity units (share equivalent)	7.5	10.5
Diluted weighted average number of shares outstanding	860.7	800.4
Earnings Per Share of Common Stock:
Basic	$1.58	$1.64
Diluted	$1.56	$1.62
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarters ended March 31, 2019 and 2018, the number of stock awards excluded from the computation was approximately 12.2 million and 4.3 million, respectively.
Note 4: Inventory, net

(dollars in millions)	March 31, 2019	December 31, 2018
Raw materials	$2,944	$3,052
Work-in-process	2,819	2,673
Finished goods	4,711	4,358
	$10,474	$10,083
Raw materials, work-in-process and finished goods are net of valuation reserves of $1,325 million and $1,270 million as of March 31, 2019 and December 31, 2018, respectively.

Note 5: Borrowings and Lines of Credit

(dollars in millions)	March 31, 2019	December 31, 2018
Commercial paper	$849	$1,257
Other borrowings	262	212
Total short-term borrowings	$1,111	$1,469
At March 31, 2019, we had credit agreements with various banks permitting aggregate borrowings of up to $10.35 billion, including: a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021; and a $2.0 billion revolving credit agreement and a $4.0 billion term credit agreement, both of which we entered into on March 15, 2019 and which will expire on March 15, 2021 or, if earlier, the date that is 180 days after the date on which each of the separations of Otis and Carrier have been consummated. On March 15, 2019, we terminated the $1.5 billion revolving credit agreement that we entered into on November 26, 2018. As of March 31, 2019, there were no borrowings under any of these agreements.
 As of March 31, 2019, the undrawn portions of the $2.20 billion revolving credit agreement and $2.15 billion multicurrency revolving credit agreement were available to serve as backup facilities for the issuance of commercial paper. As of March 31, 2019, our maximum commercial paper borrowing limit was $4.35 billion. In April 2019, we increased our commercial paper borrowing limit to $6.35 billion with the undrawn portion of the $2.0 billion revolving credit agreement serving as additional backup for the issuance of commercial paper.
Commercial paper borrowings at March 31, 2019 include approximately €750 million ($849 million) of euro-denominated commercial paper. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
Long-term debt consisted of the following:

(dollars in millions)	March 31, 2019	December 31, 2018
LIBOR plus 0.350% floating rate notes due 2019 [3]	$350	$350
1.500% notes due 2019 [1]	650	650
1.950% notes due 2019 [4]	300	300
EURIBOR plus 0.15% floating rate notes due 2019 (€750 million principal value) [2]	849	858
5.250% notes due 2019 [4]	300	300
8.875% notes due 2019	271	271
4.875% notes due 2020 [1]	171	171
4.500% notes due 2020 [1]	1,250	1,250
1.900% notes due 2020 [1]	1,000	1,000
EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value) [2]	849	858
8.750% notes due 2021	250	250
3.100% notes due 2021 [4]	250	250
3.350% notes due 2021 [1]	1,000	1,000
LIBOR plus 0.650% floating rate notes due 2021 [1,3]	750	750
1.950% notes due 2021 [1]	750	750
1.125% notes due 2021 (€950 million principal value) [1]	1,075	1,088
2.300% notes due 2022 [1]	500	500
2.800% notes due 2022 [4]	1,100	1,100
3.100% notes due 2022 [1]	2,300	2,300
1.250% notes due 2023 (€750 million principal value) [1]	849	858
3.650% notes due 2023 [1]	2,250	2,250
3.700% notes due 2023 [4]	400	400
2.800% notes due 2024 [1]	800	800
3.200% notes due 2024 [4]	950	950

1.150% notes due 2024 (€750 million principal value) [1]	849	858
3.950% notes due 2025 [1]	1,500	1,500
1.875% notes due 2026 (€500 million principal value) [1]	566	573
2.650% notes due 2026 [1]	1,150	1,150
3.125% notes due 2027 [1]	1,100	1,100
3.500% notes due 2027 [4]	1,300	1,300
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
4.125% notes due 2028 [1]	3,000	3,000
7.500% notes due 2029 [1]	550	550
2.150% notes due 2030 (€500 million principal value) [1]	566	573
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [1]	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
4.450% notes due 2038 [1]	750	750
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.800% notes due 2043 [4]	400	400
4.150% notes due 2045 [1]	850	850
3.750% notes due 2046 [1]	1,100	1,100
4.050% notes due 2047 [1]	600	600
4.350% notes due 2047 [4]	1,000	1,000
4.625% notes due 2048 [1]	1,750	1,750
Project financing obligations [5]	338	287
Other (including finance leases)	302	287
Total principal long-term debt	44,419	44,416
Other (fair market value adjustments, discounts and debt issuance costs)	(344)	(348)
Total long-term debt	44,075	44,068
Less: current portion	3,071	2,876
Long-term debt, net of current portion	$41,004	$41,192

1	We may redeem these notes at our option pursuant to their terms.

2
The three-month EURIBOR rate as of March 31, 2019 was approximately -0.311%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

3	The three-month LIBOR rate as of March 31, 2019 was approximately 2.599%.

4	Rockwell Collins debt which remained outstanding following the Merger.

5	Project financing obligations are associated with the sale of rights to unbilled revenues related to the ongoing activity of an entity owned by Carrier.
We had no debt issuances during the quarter ended March 31, 2019 and had the following issuances of debt in 2018:

(dollars and Euro in millions)
Issuance Date	Description of Notes	Aggregate Principal Balance
August 16, 2018:	3.350% notes due 2021[1]	$1,000
	3.650% notes due 2023[1]	2,250
	3.950% notes due 2025[1]	1,500
	4.125% notes due 2028[1]	3,000
	4.450% notes due 2038[1]	750
	4.625% notes due 2048[2]	1,750
	LIBOR plus 0.65% floating rate notes due 2021[1]	750

May 18, 2018:	1.150% notes due 2024[3]	€750
	2.150% notes due 2030[3]	500
	EURIBOR plus 0.20% floating rate notes due 2020[3]	750

1
The net proceeds received from these debt issuances were used to partially finance the cash consideration portion of the purchase price for Rockwell Collins and fees, expenses and other amounts related to the acquisition of Rockwell Collins.

2	The net proceeds from these debt issuances were used to fund the repayment of commercial paper and for other general corporate purposes.

3	The net proceeds received from these debt issuances were used for general corporate purposes.
We had no debt payments during the quarter ended March 31, 2019 and had the following repayments of debt in 2018:

(dollars and Euro in millions)
Repayment Date	Description of Notes	Aggregate Principal Balance
December 14, 2018	Variable-rate term loan due 2020 (1 month LIBOR plus 1.25%)[1]	$482
May 4, 2018	1.778% junior subordinated notes	$1,100
February 22, 2018	EURIBOR plus 0.80% floating rate notes	€750
February 1, 2018	6.80% notes	$99

1	This term loan was assumed in connection with the Rockwell Collins acquisition and subsequently repaid.
The average maturity of our long-term debt at March 31, 2019 is approximately 11 years. The average interest expense rate on our total borrowings for the quarters ended March 31, 2019 and 2018 were as follows:

	Quarter Ended March 31,
	2019	2018
Average interest expense rate	3.6%	3.4%

We have an existing universal shelf registration statement filed with the SEC, which expires on April 29, 2019.  Our ability to use or renew our shelf registration statement may be limited as a result of the separation transactions; accordingly and as noted above, we entered into a new $2.0 billion revolving credit agreement and a $4.0 billion term credit agreement on March 15, 2019 to be used for general corporate purposes, including the repayment, repurchase or redemption of existing debt, and to serve as backup facilities to support additional issuances of commercial paper. We expect to renew our shelf registration statement following the separation transactions.

Note 6: Income Taxes
The decrease in the effective tax rate for the quarter ended March 31, 2019 is primarily the result of Tax Cuts and Jobs Act of 2017 (TCJA) interpretive guidance and the absence of a TCJA tax charge recorded in the first quarter of 2018. In addition, the Company recognized a non-cash gain of approximately $40 million, primarily tax, as a result of the closure of a 2014 IRS audit of a subsidiary acquired as part of the Rockwell Collins acquisition. This gain was partially offset by the unfavorable pre-tax impact of a reversal of a related indemnity asset during the quarter of approximately $23 million.
We conduct business globally and, as a result, UTC or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, Poland, Singapore, South Korea, Spain, Switzerland, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2008.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $390 million to $750 million of unrecognized tax benefits may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the closure of tax statutes, or the revaluation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. See Note 15, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
UTC tax years 2014, 2015 and 2016 are currently under review by the Examination Division of the Internal Revenue Service (IRS), which is expected to conclude its review before the end of 2019. During the quarter ended March 31, 2019, the Company recognized a non-cash gain of approximately $40 million, primarily tax, as a result of the closure of an IRS audit of the 2014 tax year of a subsidiary acquired as part of UTC’s acquisition of Rockwell Collins. This gain was partially offset by the unfavorable pre-tax impact of a reversal of a related indemnity asset during the quarter of approximately $23 million. Another subsidiary of the Company is engaged in litigation in Italy which is currently pending before the Italian Supreme Court following favorable lower court decisions. The Italian Tax Authority announced an amnesty program which the Company is currently evaluating. Participation in the amnesty program would be expected to result in the recognition of a non-cash gain, primarily tax, in the range of $90 million to $110 million as early as the second quarter of 2019.
The Company will continue to review and incorporate, as necessary, Tax Cuts and Jobs Act of 2017 (TCJA) changes related to forthcoming U.S. Treasury Regulations, other updates, and the finalization of the deemed inclusions to be reported on the Company’s 2018 U.S. federal income tax return.

Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Defined benefit plans	$32	$37
Defined contribution plans	153	94
There were no contributions to our domestic defined benefit pension plans in the quarters ended March 31, 2019 and 2018. Included in the current year contributions to employer sponsored defined contribution plans is $35 million of contributions to the Rockwell Collins defined contribution plans. The following table illustrates the components of net periodic benefit cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(dollars in millions)	2019	2018	2019	2018
Service cost	$87	$93	$1	$1
Interest cost	340	279	8	6
Expected return on plan assets	(607)	(563)	(1)	—
Amortization of prior service cost (credit)	5	(10)	(11)	(1)
Recognized actuarial net loss (gain)	53	101	(3)	(2)
Net settlement and curtailment loss (gain)	8	(1)	—	—
Total net periodic benefit (income) cost	$(114)	$(101)	$(6)	$4

Note 8: Restructuring Costs
During the quarter ended March 31, 2019, we recorded net pre-tax restructuring costs totaling $112 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(dollars in millions)
Otis	$25
Carrier	33
Pratt & Whitney	14
Collins Aerospace Systems	39
Eliminations and other	1
Total	$112
Restructuring charges incurred during the quarter ended March 31, 2019 primarily relate to actions initiated during 2019 and 2018, and were recorded as follows:

(dollars in millions)
Cost of sales	$56
Selling, general and administrative	56
Total	$112
2019 Actions. During the quarter ended March 31, 2019, we recorded net pre-tax restructuring costs of $73 million, comprised of $28 million in cost of sales and $45 million in selling, general and administrative expenses. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field and manufacturing operations.
We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2019 and 2020. No specific plans for other significant actions have been finalized at this time. The following table summarizes the accrual balance and utilization for the 2019 restructuring actions for the quarter ended March 31, 2019:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Net pre-tax restructuring costs	$68	$5	$73
Utilization, foreign exchange and other costs	(15)	10	(5)
Balance at March 31, 2019	$53	$15	$68

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2019	Remaining Costs at March 31, 2019
Otis	$27	$(19)	$8
Carrier	40	(25)	15
Pratt & Whitney	14	(14)	—
Collins Aerospace Systems	22	(14)	8
Eliminations and other	1	(1)	—
Total	$104	$(73)	$31
2018 Actions. During the quarter ended March 31, 2019, we recorded net pre-tax restructuring costs totaling $23 million for restructuring actions initiated in 2018, including $16 million in cost of sales and $7 million in selling, general and administrative expenses. The 2018 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field and manufacturing operations, and costs to exit legacy programs. The following table summarizes the accrual balances and utilization for the 2018 restructuring actions for the quarter ended March 31, 2019:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals at December 31, 2018	$115	$23	$138
Net pre-tax restructuring costs	21	2	23
Utilization, foreign exchange and other costs	(74)	(16)	(90)
Balance at March 31, 2019	$62	$9	$71
The following table summarizes expected, incurred and remaining costs for the 2018 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2018	Costs Incurred Quarter Ended March 31, 2019	Remaining Costs at March 31, 2019
Otis	$58	$(48)	$(5)	$5
Carrier	107	(64)	(7)	36
Pratt & Whitney	3	(3)	—	—
Collins Aerospace Systems	113	(87)	(11)	15
Eliminations and other	5	(5)	—	—
Total	$286	$(207)	$(23)	$56
2017 and Prior Actions. During the quarter ended March 31, 2019, we recorded net pre-tax restructuring costs totaling $16 million for restructuring actions initiated in 2017 and prior. As of March 31, 2019, we have approximately $103 million of accrual balances remaining related to 2017 and prior actions.

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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $18.1 billion and $20.1 billion at March 31, 2019 and December 31, 2018, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivative instruments as of March 31, 2019 and December 31, 2018:

(dollars in millions)	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	$6	$10
	Other assets	10	12
	Total asset derivatives	$16	$22
	Liability Derivatives:
	Accrued liabilities	(54)	(83)
	Other long-term liabilities	(63)	(111)
	Total liability derivatives	$(117)	$(194)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	42	44
	Other assets	12	19
	Total asset derivatives	$54	$63
	Liability Derivatives:
	Accrued liabilities	(47)	(89)
	Other long-term liabilities	(37)	(3)
	Total liability derivatives	$(84)	$(92)
The effect of cash flow hedging relationships on accumulated other comprehensive income for the quarters ended March 31, 2019 and 2018 are presented in the table below. The amounts of gain or (loss) are attributable to foreign exchange contract activity and are recorded as a component of Product sales when reclassified from accumulated other comprehensive income.

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Gain recorded in Accumulated other comprehensive loss	$7	$45
Loss (gain) reclassified from Accumulated other comprehensive loss into Product sales	4	(27)
The table above reflects the effect of cash flow hedging relationships on the Condensed Consolidated Statements of Operations for the quarters ended March 31, 2019 and 2018. The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
We have approximately €4.95 billion of euro-denominated long-term debt and €750 million of euro-denominated commercial paper borrowings outstanding, which qualify as a net investment hedge against our investments in European businesses. As of March 31, 2019, the net investment hedge is deemed to be effective.
Assuming current market conditions continue, a $49 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2019, all derivative contracts accounted for as cash flow hedges will mature by April 2023.
The effect of derivatives not designated as hedging instruments within Other income, net, on the Condensed Consolidated Statement of Operations was as follows:

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Foreign exchange contracts	$18	$51

Note 10: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and nonrecurring basis in our Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$55	$55	$—	$—
Derivative assets	70	—	70	—
Derivative liabilities	(201)	—	(201)	—

	December 31, 2018
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$51	$51	$—	$—
Derivative assets	85	—	85	—
Derivative liabilities	(286)	—	(286)	—
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
As of March 31, 2019, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$580	$557	$334	$314
Customer financing notes receivable	288	286	272	265
Short-term borrowings	(1,111)	(1,111)	(1,469)	(1,469)
Long-term debt (excluding finance leases)	(43,988)	(45,643)	(43,996)	(44,003)
Long-term liabilities	(498)	(465)	(508)	(467)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018:

	March 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$557	$—	$557	$—
Customer financing notes receivable	286	—	286	—
Short-term borrowings	(1,111)	—	(849)	(262)
Long-term debt (excluding finance leases)	(45,643)	—	(45,213)	(430)
Long-term liabilities	(465)	—	(465)	—

	December 31, 2018
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$314	$—	$314	$—
Customer financing notes receivable	265	—	265	—
Short-term borrowings	(1,469)	—	(1,258)	(211)
Long-term debt (excluding finance leases)	(44,003)	—	(43,620)	(383)
Long-term liabilities	(467)	—	(467)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $16.2 billion and $15.5 billion as of March 31, 2019 and December 31, 2018, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Associated risks on these commitments from changes in interest rates are mitigated because interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.

Note 11: Long-Term Financing Receivables
Our long-term financing receivables primarily represent balances related to the aerospace businesses such as long-term trade accounts receivable, leases, and notes receivable. We also have other long-term receivables in our commercial businesses; however, both the individual and aggregate amounts of those other receivables are not significant. The following table summarizes the balance by class of aerospace business related long-term receivables as of March 31, 2019 and December 31, 2018.

(dollars in millions)	March 31, 2019	December 31, 2018
Long-term trade accounts receivable	$297	$269
Notes and leases receivable	257	258
Total long-term receivables	$554	$527
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately $150 million of our total long-term receivables were considered to bear high credit risk as of March 31, 2019 and December 31, 2018.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $17 million and $16 million as of March 31, 2019 and December 31, 2018, respectively, are individually evaluated for impairment. At March 31, 2019 and December 31, 2018, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
Note 12: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters ended March 31, 2019 and 2018 is provided below:

	Quarter Ended March 31, 2019
(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(3,442)	$(5,718)	$—	$(173)	$(9,333)
Other comprehensive income (loss) before reclassifications, net	530	(1)	—	7	536
Amounts reclassified, pre-tax	1	44	—	4	49
Tax benefit reclassified	(13)	(10)	—	(3)	(26)
ASU 2018-02 adoption impact	(8)	(737)	—	—	(745)
Balance at March 31, 2019	$(2,932)	$(6,422)	$—	$(165)	$(9,519)

	Quarter Ended March 31, 2018
(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(2,950)	$(4,652)	$5	$72	$(7,525)
Other comprehensive income (loss) before reclassifications, net	376	8	—	45	429
Amounts reclassified, pre-tax	—	88	—	(27)	61
Tax expense (benefit) reclassified	130	(23)	—	(4)	103
ASU 2016-01 adoption impact	—	—	(5)	—	(5)
Balance at March 31, 2018	$(2,444)	$(4,579)	$—	$86	$(6,937)
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The new standard allows companies to reclassify to retained earnings the stranded tax effects in accumulated other comprehensive income (AOCI) from the TCJA. We elected to reclassify the income tax effects of TCJA from AOCI of $745 million to retained earnings, effective January 1, 2019.
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
Note 13: Variable Interest Entities
Pratt & Whitney holds a 61% net interest in the International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE's business purpose is to coordinate the design, development, manufacturing and product support of the V2500 program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC and MTU are participants in International Aero Engines, LLC (IAE LLC), whose business purpose is to coordinate the design, development, manufacturing and product support for the PW1100G-JM engine for the Airbus A320neo aircraft and the PW1400G-JM engine for the Irkut MC21 aircraft. Pratt & Whitney holds a 59% net interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for variable interest entities in our Condensed Consolidated Balance Sheet are as follows:

(dollars in millions)	March 31, 2019	December 31, 2018
Current assets	$4,649	$4,732
Noncurrent assets	1,728	1,600
Total assets	$6,377	$6,332

Current liabilities	$4,676	$4,946
Noncurrent liabilities	1,943	1,898
Total liabilities	$6,619	$6,844

Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to financial guarantees outstanding since December 31, 2018. The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2019 and 2018 are as follows:

(dollars in millions)	2019	2018
Balance as of January 1	$1,449	$1,146
Warranties and performance guarantees issued	137	115
Settlements made	(110)	(106)
Other	9	6
Balance as of March 31	$1,485	$1,161
Note 15: Contingent Liabilities
Summarized below are the matters previously described in Note 18 of the Notes to the Consolidated Financial Statements in our 2018 Annual Report, incorporated by reference in our 2018 Form 10-K, updated as applicable.
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and authorities with jurisdiction over our foreign operations. As described in Note 1 to the Consolidated Financial Statements in our 2018 Annual Report, we have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. Additional information pertaining to environmental matters is included in Note 1 to the Consolidated Financial Statements in our 2018 Annual Report.
Government. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. Government contracting environment, we will continue to be the subject of one or more U.S. Government investigations. Such U.S. Government investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. Government contracting privileges. For instance, if we or one of our business units were charged with wrongdoing as a result of any of these investigations or other government investigations (including violations of certain environmental or export laws) the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. Government could fine and debar us from new U.S. Government contracting for a period generally not to exceed three years. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. Government could void any contracts found to be tainted by fraud.
Our contracts with the U.S. Government are also subject to audits. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely settlement amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrued the minimum amount.
Legal Proceedings.
Cost Accounting Standards Claims
In April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States Defense Contract Management Agency (DCMA) asserted a claim against Pratt & Whitney to recover overpayments of approximately $1.73 billion plus interest (approximately $473 million through March 31, 2019). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and will be filing an appeal to the Armed Services Board of Contract Appeals (ASBCA).
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest (approximately $87.5 million through March 31, 2019). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. On March 18, 2014, Pratt & Whitney filed an appeal to the ASBCA. We continue to believe that the claim is without merit and the matter is currently scheduled for trial later this year. On December 18, 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the cost accounting standards for calendar years 2013 through 2017.   This second claim demands payment of $269 million plus interest (approximately $43.4 million), which we also believe is without merit and which Pratt & Whitney appealed to the ASBCA on January 9, 2019.
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $244 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $134 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed our suit, and we appealed this decision to the German Federal Tax Court (FTC). Following a hearing on July 24, 2018, the FTC remanded the matter to the local German Tax Court for further proceedings. In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter.
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
Our estimated total liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $333 million and is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2019. This amount is on a pre-tax basis, not discounted, and excludes the Company’s legal fees to defend the asbestos claims (which will continue to be expensed by the Company as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $147 million, which is included primarily in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2019.
The amounts recorded by UTC for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that we believe are reasonable. Our actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions. Key variables in these assumptions include the number and type of new claims to be filed each year, the outcomes or resolution of such claims, the average cost of resolution of each new claim, the amount of insurance available, the allocation methodologies, the contractual terms with each insurer with whom we have reached settlements, the resolution of coverage issues with other excess insurance carriers with whom we have not yet achieved settlements, and the solvency risk with respect to our insurance carriers. Other factors that may affect our future liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, legal rulings that may be made by state and federal courts, and the passage of state or federal legislation. At the end of each year, the Company will evaluate all of these factors and, with input from an outside actuarial expert, make any necessary adjustments to both our estimated asbestos liabilities and insurance recoveries.

Other.
As described in Note 14 of this Form 10-Q and Note 17 to the Consolidated Financial Statements in our 2018 Annual Report, we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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
Note 16: Leases
ASU 2016-02, Leases (Topic 842) and its related amendments (collectively, the New Lease Accounting Standard) are effective for reporting periods beginning after December 15, 2018. We adopted the New Lease Accounting Standard effective January 1, 2019 and elected the modified retrospective approach in which results for periods before 2019 were not adjusted for the new standard and the cumulative effect of the change in accounting was recognized through retained earnings at the date of adoption.
The New Lease Accounting Standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the Condensed Consolidated Balance Sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Condensed Consolidated Statement of Operations. In addition, this standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor doesn’t convey risks and rewards or control, the lease is treated as operating.
We have elected certain of the practical expedients available under the New Lease Accounting Standard upon adoption. We have applied the practical expedient which allows prospective transition to the New Lease Accounting Standard on January 1, 2019. Under the transition practical expedient, we did not reassess lease classification, embedded leases or initial direct costs. We have applied the practical expedient for short-term leases. We have lease agreements with lease and non-lease components. We have elected the practical expedients to combine these components for certain equipment leases. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities. The adoption of the New Lease Accounting Standard did not have a material effect on our Consolidated Statement of Operations or Consolidated Statement of Cash Flows. Upon adoption, we recorded a $2.6 billion right-of-use asset and a $2.7 billion lease liability. The adoption of the New Lease Accounting Standard had an immaterial impact on retained earnings.
We enter into lease agreements for the use of real estate space, vehicles, information technology equipment, and certain other equipment under operating and finance leases. We determine if an arrangement contains a lease at inception. Operating leases are included in Operating lease right-of-use assets, Accrued liabilities, and Operating lease liabilities in our Condensed Consolidated Balance Sheet. Finance leases are not considered significant to our Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations. Finance lease right-of-use assets at March 31, 2019 of $81 million are included in Other assets in our Condensed Consolidated Balance Sheet. Finance lease liabilities at March 31, 2019 of $86 million are included in Long term debt currently due, and Long term debt in our Condensed Consolidated Balance Sheet.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, and use the implicit rate when readily determinable. We determine our incremental borrowing rate through market sources including relevant industry rates. Our lease right-of-use assets also include any lease pre-payments and exclude lease incentives. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease right-of-use assets and lease liabilities, to the extent not considered fixed, and instead, expense variable payments as incurred. Variable lease expense and lease expense for short duration contracts is not a material component of lease expense. Our leases generally have remaining lease terms of 1 to 20 years, some of which include options to extend leases. The majority of our leases with options to extend are up to 5 years with the ability to terminate the lease within 1 year. The exercise of lease renewal options is at our sole discretion and our lease right-of-use assets and liabilities reflect only the options we are reasonably certain that we will exercise. Lease expense is recognized on a straight-line basis over the lease term.
In limited instances we act as a lessor, primarily for commercial aerospace engines and certain heating, ventilation and air conditioning (HVAC) systems and commercial equipment, all of which are classified as operating leases. These leases are not significant to our Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations.
Operating lease expense for the quarter ended March 31, 2019 was $159 million.
Supplemental cash flow information related to operating leases was as follows:

(dollars in millions)	Quarter Ended March 31, 2019
Operating cash flows for the measurement of operating lease liabilities	$(145)
Operating lease right-of-use assets obtained in exchange for operating lease obligations	27
Operating lease right-of-use assets and liabilities are reflected on our Condensed Consolidated Balance Sheet as follows:

(dollars in millions, except lease term and discount rate)	March 31, 2019
Operating lease right-of-use assets	$2,533

Accrued liabilities	$(582)
Operating lease liabilities	(2,020)
Total operating lease liabilities	$(2,602)
Supplemental balance sheet information related to operating leases was as follows:

March 31, 2019
Weighted Average Remaining Lease Term (in years)	6.9
Weighted Average Discount Rate	3.6%

Undiscounted maturities of operating lease liabilities are as follows:

(dollars in millions)	Operating [1]
2019	$533
2020	540
2021	446
2022	327
2023	242
Thereafter	776
Total undiscounted lease payments	2,864
Less imputed interest	(262)
Total discounted lease payments	$2,602
1 Operating lease payments include $228 million related to options to extend lease terms that are reasonably certain of being exercised.

Prior to the adoption of the New Lease Accounting Standard, rental commitments on an undiscounted basis were approximately $2.9 billion at December 31, 2018 under long-term non-cancelable operating leases and were payable as follows: $683 million in 2019, $544 million in 2020, $407 million in 2021, $301 million in 2022, $235 million in 2023 and $746 million thereafter.

Note 17: Segment Financial Data
Our operations are classified into four principal segments: Otis, Carrier, Pratt & Whitney, and Collins Aerospace Systems. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services.
Total sales by segment include inter-segment sales, which are generally made at prices approximating those that the selling entity is able to obtain on external sales. Results for the quarters ended March 31, 2019 and 2018 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2019	2018	2019	2018	2019	2018
Otis	$3,096	$3,037	$426	$450	13.8%	14.8%
Carrier	4,323	4,376	529	592	12.2%	13.5%
Pratt & Whitney	4,817	4,329	433	413	9.0%	9.5%
Collins Aerospace Systems	6,513	3,817	856	588	13.1%	15.4%
Total segments	18,749	15,559	2,244	2,043	12.0%	13.1%
Eliminations and other	(384)	(317)	(101)	(11)
General corporate expenses	—	—	(98)	(104)
Consolidated	$18,365	$15,242	$2,045	$1,928	11.1%	12.6%
Geographic sales are attributed to the geographic regions based on their location of origin. Segment information for the quarters ended March 31, 2019 and 2018 is as follows:

	2019					2018
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
United States	$912	$2,214	$3,732	$4,730	$11,588	$845	$2,095	$3,121	$2,654	$8,715
Europe	955	1,292	108	1,024	3,379	1,006	1,384	173	607	3,170
Asia Pacific	976	612	255	189	2,032	922	685	368	84	2,059
Other	253	205	722	570	1,750	264	212	667	472	1,615
Total segment	$3,096	$4,323	$4,817	$6,513	$18,749	$3,037	$4,376	$4,329	$3,817	$15,559

Segment sales disaggregated by product type for the quarters ended March 31, 2019 and 2018 are as follows:

	2019					2018
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
Commercial and industrial, non aerospace	$3,096	$4,323	$23	$14	$7,456	$3,037	$4,376	$21	$15	$7,449
Commercial aerospace	—	—	3,375	4,828	8,203	—	—	3,199	2,911	6,110
Military aerospace	—	—	1,419	1,671	3,090	—	—	1,109	891	2,000
Total segment	$3,096	$4,323	$4,817	$6,513	$18,749	$3,037	$4,376	$4,329	$3,817	$15,559
Segment sales disaggregated by sales type for the quarters ended March 31, 2019 and 2018 are as follows:

	2019					2018
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
Product	$1,279	$3,566	$2,973	$5,406	$13,224	$1,219	$3,597	$2,537	$3,188	$10,541
Service	1,817	757	1,844	1,107	5,525	1,818	779	1,792	629	5,018
Total segment	$3,096	$4,323	$4,817	$6,513	$18,749	$3,037	$4,376	$4,329	$3,817	$15,559

Note 18: Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new standard removes the disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. This standard did not have a material impact on our financial statement disclosures. We early adopted this standard effective January 1, 2019.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments in this update for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in generally accepted accounting principles (GAAP)). Therefore, these amendments likely will result in more decision makers not having a variable interest through their decision-making arrangements. These amendments also will create alignment between determining whether a decision making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a VIE. If fewer decision-making fees are considered variable interests, the focus on determining which party within a related party group under common control may have a controlling financial interest will be shifted to the variable interest holders in the group with more significant economic interests. This will significantly reduce the risk that decision makers with insignificant direct and indirect interests could be deemed the primary beneficiary of a VIE. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this ASU.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this update make targeted improvements GAAP for collaborative arrangements as follows: clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements; add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; and require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters ended March 31, 2019 and 2018, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 26, 2019, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of United Technologies Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries (the “Company”) as of March 31, 2019, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the three-month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 7, 2019, which included a paragraph describing a change in the manner of accounting for revenue from contracts with customers and net periodic benefit cost in the 2018 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, CT
April 26, 2019

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global provider of high technology products and services to the building systems and aerospace industries. Our operations for the periods presented herein are classified into four principal business segments: Otis, Carrier, Pratt & Whitney, and Collins Aerospace Systems. Otis and Carrier are referred to as the "commercial businesses," while Pratt & Whitney and Collins Aerospace Systems are referred to as the "aerospace businesses."
The current status of significant factors affecting our business environment in 2019 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report, which is incorporated by reference in our 2018 Form 10-K.
General
Our worldwide operations can be affected by industrial, economic and political factors on both a regional and global level. Our operations include original equipment manufacturing (OEM) and extensive related aftermarket parts and services in both our commercial and aerospace businesses. Our business mix also reflects the combination of shorter cycles at Carrier and in our commercial aerospace spares businesses, and longer cycles at Otis and in our aerospace OEM and aftermarket maintenance businesses. Our customers are in the public and private sectors, and our businesses reflect an extensive geographic diversification that has evolved with continued globalization.
Our military businesses' sales are affected by U.S. Department of Defense budget and spending levels, changes in market demand and the global political environment. Total sales to the U.S. Government were $2.4 billion and $1.6 billion for the quarters ended March 31, 2019 and 2018, 13% and 10% of total UTC sales for those periods, respectively. Our participation in long-term production, development and sustainment programs for the U.S. Government has and is expected to contribute positively to our results in 2019.
As has been previously disclosed, on November 26, 2018, the Company announced its intention to separate into three independent companies. Following the separations, the Company will operate as an aerospace company comprised of Collins Aerospace Systems and the Pratt & Whitney businesses, and Otis and Carrier will become independent companies. The proposed separations are expected to be effected through spin-offs of Otis and Carrier that are intended to be tax-free for the Company’s shareowners for U.S. federal income tax purposes, and are expected to be completed in the first half of 2020. Separation of Otis and Carrier from UTC via spin-off transactions will be subject to the satisfaction of customary conditions, including, among others, final approval by the Company’s Board of Directors, receipt of tax rulings in certain jurisdictions and/or a tax opinion from external counsel (as applicable), the filing with the Securities and Exchange Commission (SEC) and effectiveness of Form 10 registration statements, and satisfactory completion of financing.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the quarter ended March 31, 2019, our investment in business acquisitions was $19 million, which includes a number of small acquisitions at Otis.
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
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of end market demand in construction, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2019. See Part I, Item 1A, "Risk Factors" in our 2018 Form 10-K for further discussion.

CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2018 Annual Report, incorporated by reference in our 2018 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2019.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Net Sales	$18,365	$15,242
The factors contributing to the total percentage change year-over-year in total net sales for the quarter ended March 31, 2019 are as follows:

Quarter Ended March 31, 2019
Organic change	8%
Foreign currency translation	(3)%
Acquisitions and divestitures, net	15%
Total % change	20%
All four segments experienced organic sales growth for the quarter ended March 31, 2019. Pratt & Whitney sales grew 12% organically, driven by higher commercial OEM and military sales. Collins Aerospace Systems grew 10% organically primarily driven by higher commercial OEM and aftermarket sales, and higher military sales. Otis sales grew 7% organically, reflecting new equipment sales growth in China, North America, Europe and Asia excluding China, and higher service sales primarily driven by growth in North America and Asia. Organic sales growth of 3% at Carrier was driven by growth in transport refrigeration, heating, ventilation and air conditioning (HVAC) businesses and commercial refrigeration. The 15% increase in Acquisitions and divestitures, net for the quarter ended March 31, 2019 primarily reflects the impact of the November 26, 2018 acquisition of Rockwell Collins.
Cost of Products and Services Sold

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Total cost of products and services sold	$13,707	$11,280
Percentage of net sales	74.6%	74.0%
The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2019 in total cost of products and services sold are as follows:

Quarter Ended March 31, 2019
Organic change	9%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	15%
Total % change	22%
The organic increase in total cost of products and services sold for the quarter ended March 31, 2019 was primarily driven by the organic sales increases noted above. The 15% increase in Acquisitions and divestitures, net for the quarter ended March 31, 2019 primarily reflects the impact of the acquisition of Rockwell Collins.

Gross Margin

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Gross margin	$4,658	$3,962
Percentage of net sales	25.4%	26.0%
The decrease in gross margin as a percentage of sales for the quarter ended March 31, 2019 includes a 125 basis point decline at Collins Aerospace Systems primarily driven by inventory step-up amortization of $181 million. Otis gross margin declined 60 basis points primarily driven by lower new equipment margin. Gross margin at Carrier was down 50 basis points primarily driven by higher commodities, tariffs, and logistics costs. Pratt & Whitney's gross margin declined 30 basis points primarily driven by higher negative engine margin as a result of increased volumes.
Research and Development

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Company-funded	$728	$554
Percentage of net sales	4.0%	3.6%
Customer-funded	$551	$323
Percentage of net sales	3.0%	2.1%
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase (31%) in company-funded research and development for the quarter ended March 31, 2019 was primarily driven by the impact of the Rockwell Collins acquisition (25%). The remaining increase primarily reflects higher expenses across various commercial programs at Pratt & Whitney (5%).
The increase (71%) in customer-funded research and development for the quarter ended March 31, 2019 was primarily driven by the impact of the Rockwell Collins acquisition (66%). The remaining increase primarily reflects higher expenses across various programs at Collins Aerospace Systems.
Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Selling, general and administrative expenses	$1,997	$1,711
Percentage of net sales	10.9%	11.2%
Selling, general and administrative expenses increased 17% in the quarter ended March 31, 2019, but decreased 30 basis points as a percentage of net sales. The increase in expenses includes the impact of the Rockwell Collins acquisition (10%), and costs associated with a strategic review of the Company's portfolio of businesses (3%). The increase also reflects higher expenses at Collins Aerospace Systems (2%) and at Pratt & Whitney (1%) primarily driven by increased headcount and employee compensation related expenses; and an increase at Carrier (1%) primarily driven by employee compensation related expenses.
We are continuously evaluating our cost structure and have implemented restructuring actions as a method of keeping our cost structure competitive. As appropriate, the amounts reflected above include the beneficial impact of restructuring actions on Selling, general and administrative expenses. See Note 8: Restructuring Costs and the Restructuring Costs section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Other Income, Net

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Other income, net	$112	$231

Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The year-over-year decrease in Other income (52%) for the quarter ended March 31, 2019 primarily reflects the absence of the favorable impact of prior year insurance settlements (23%), a loss on the sale of a business at Collins Aerospace Systems (11%), and the net unfavorable year-over-year impact of foreign exchange gains and losses (11%).
Interest Expense, Net

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Interest expense	$450	$256
Interest income	(19)	(27)
Interest expense, net	$431	$229
Average interest expense rate	3.6%	3.4%
Interest expense, net increased 88% for the quarter ended March 31, 2019. The increase in interest expense reflects the impact of the August 16, 2018 issuance of notes representing $11 billion in aggregate principal and the May 18, 2018 issuance of Euro-denominated notes representing €2 billion in aggregate principal. These increases were partially offset by the favorable impact of the repayment at maturity of the following: the 6.8% notes in February 2018 representing $99 million of aggregate principal; the Euro-denominated floating rate notes in February 2018 representing €750 million in aggregate principal; and the 1.778% notes in May 2018 representing $1.1 billion of aggregate principal. The average maturity of our long-term debt at March 31, 2019 is approximately 11 years.
Income Taxes

	Quarter Ended March 31,
	2019	2018
Effective tax rate	21.8%	27.6%
The decrease in the effective tax rate for the quarter ended March 31, 2019 is primarily the result of Tax Cuts and Jobs Act of 2017 (TCJA) interpretive guidance and the absence of a TCJA tax charge recorded in the first quarter of 2018. In addition, the Company recognized a non-cash gain of approximately $40 million, primarily tax, as a result of the closure of a 2014 IRS audit of a subsidiary acquired as part of the Rockwell Collins acquisition. This gain was partially offset by the unfavorable pre-tax impact of a reversal of a related indemnity asset during the quarter of approximately $23 million.
The Company will continue to review and incorporate as necessary TCJA changes related to forthcoming U.S. Treasury Regulations, other updates, and the finalization of the deemed inclusions to be reported on the Company’s 2018 U.S. federal income tax return.
As shown in the table above, the effective tax rate for the three months ended March 31, 2019 is 21.8%; the effective income tax rate for the same period, excluding restructuring, non-operational nonrecurring items is 21.7%. The rate is still subject to change as guidance and interpretations related to the TCJA continue to be finalized. We anticipate some variability in the tax rate quarter to quarter from potential discrete items. The Company expects to incur tax costs associated with the portfolio separation transactions beginning in the second quarter of 2019 through the final spin-off transactions in 2020.
Net Income Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2019	2018
Net income attributable to common shareowners	$1,346	$1,297
Diluted earnings per share from operations	$1.56	$1.62
Net income attributable to common shareowners for the quarter ended March 31, 2019 includes restructuring charges, net of tax benefit, of $83 million as well as a net charge for significant non-operational and/or nonrecurring items, net of tax, of $218 million. The effect of restructuring charges and significant non-operational and/or nonrecurring items on diluted earnings per share for the quarter ended March 31, 2019 was a charge of $0.35 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated an unfavorable impact of $0.03 per diluted share.

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
Restructuring Costs

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Restructuring costs	$112	$69
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
2019 Actions. During the quarter ended March 31, 2019, we recorded net pre-tax restructuring charges of $73 million relating to ongoing cost reduction actions initiated in 2019. We expect to incur additional restructuring charges of $31 million to complete these actions. We are targeting to complete in 2019 and 2020 the majority of the remaining workforce and facility related cost reduction actions initiated in 2019. We expect recurring pre-tax savings in continuing operations to increase to approximately $110 million annually over the two-year period subsequent to initiating the actions. Approximately 93% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2019, we had cash outflows of approximately $15 million related to the 2019 actions.
2018 Actions. During the quarters ended March 31, 2019 and 2018, we recorded net pre-tax restructuring charges of $23 million and $12 million, respectively, for actions initiated in 2018. We expect to incur additional restructuring charges of $56 million to complete these actions. We are targeting to complete in 2019 the majority of the remaining workforce and facility related cost reduction actions initiated in 2018. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $260 million annually, of which, approximately $35 million was realized during the quarter ended March 31, 2019. Approximately 94% of the total expected pre-tax charges will require cash payments, which we have and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2019, we had cash outflows of approximately $75 million related to the 2018 actions.
In addition, during the quarter ended March 31, 2019, we recorded net pre-tax restructuring costs totaling $16 million for restructuring actions initiated in 2017 and prior. For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2019 and 2018 are included in "Eliminations and other", which also includes certain smaller subsidiaries. We attempt to quantify material factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.

Commercial Businesses
Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, and Carrier also serves customers in the commercial and transport refrigeration industries. Sales in the commercial businesses are influenced by a number of external factors, including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, credit markets and other global and political factors. Carrier's financial performance can also be influenced by production and utilization of transport equipment and, in the case of its residential business, weather conditions. To ensure adequate supply of products in the distribution channel, Carrier customarily offers its customers incentives to purchase products. The principal incentive program provides reimbursements to distributors for offering promotional pricing on Carrier products. We account for incentive payments made as a reduction to sales.
At constant currency and excluding the effect of acquisitions and divestitures, Carrier equipment orders in the quarter ended March 31, 2019 decreased 2% in comparison to the same period of the prior year, as decreases in transport refrigeration (26%) and commercial refrigeration (2%), were partially offset by increases in North America residential HVAC equipment (7%) and fire and security products (5%). Commercial HVAC equipment orders were consistent with the prior year. At constant currency, Otis new equipment orders in the quarter decreased 1% in comparison to the prior year, as increases in Asia excluding China (11%) and China (8%) were more than offset by decreased orders in North America (16%) and the Middle East (26%).
Summary performance for each of the commercial businesses for the quarters ended March 31, 2019 and 2018 was as follows:

	Otis			Carrier
(dollars in millions)	2019	2018	Change	2019	2018	Change
Net Sales	$3,096	$3,037	2%	$4,323	$4,376	(1)%
Cost of Sales	2,195	2,134	3%	3,088	3,104	(1)%
	901	903	—%	1,235	1,272	(3)%
Operating Expenses and Other	475	453	5%	706	680	4%
Operating Profits	$426	$450	(5)%	$529	$592	(11)%

Operating Profit Margins	13.8%	14.8%	12.2%	13.5%

Otis –
Quarter Ended March 31, 2019 Compared with Quarter Ended March 31, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	7%	(5)%	—%	—%	—%
Cost of Sales	9%	(6)%	—%	—%	—%
Operating Profits	—%	(5)%	—%	—%	—%

The organic sales increase of 7% reflects higher new equipment sales (4%) driven by growth in China (2%), North America (1%), and Europe and Asia excluding China (combined, 1%), and higher service sales (3%), driven by growth in North America (1%) and Asia (1%).
Operational profit was consistent with the prior year, reflecting:

•	margin contribution from the higher sales volumes noted above (8%)

•	favorable price and mix (2%)
These increases were partially offset by:

•	unfavorable transactional foreign exchange from mark-to-market adjustments and embedded foreign currency derivatives within certain new equipment contracts (7%)

•	higher selling, general and administrative expenses (3%)

Carrier –
Quarter Ended March 31, 2019 Compared with Quarter Ended March 31, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	(3)%	(1)%	—%	—%
Cost of Sales	5%	(4)%	(2)%	—%	—%
Operating Profits	(6)%	(2)%	(2)%	(3)%	2%
The organic sales increase of 3% was primarily driven by growth in transport refrigeration (1%) and North America residential HVAC (1%), as well as increases in commercial HVAC and commercial refrigeration (1%, combined).

Operational profit decreased 6% in comparison to the prior year as the impact of favorable pricing (9%) and higher volumes, net of mix (1%) were more than offset by the unfavorable impact of commodity costs, tariffs, and logistics (8%), increased selling, general and administrative costs, net of restructuring savings (4%), increased research and development costs (1%), and decreased joint venture equity income (1%).

The 2% increase in Other primarily reflects the absence of the prior year impact of period costs associated with a product recall program (2%).

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
We continue to see growth in a strong commercial airline industry which is benefiting from traffic growth and stronger economic conditions. Airline traffic, as measured by RPMs, grew approximately 6% in the first two months of 2019.
Our commercial aftermarket businesses continue to evolve as a significant portion of our aerospace businesses' customers are covered under long-term aftermarket service agreements at Pratt & Whitney and Collins Aerospace Systems. These agreements are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to long-term aftermarket service agreements in lieu of transactional spare part sales as new aerospace products enter our customers' fleets under long-term service agreements and legacy fleets are retired. For the first three months of 2019, as compared with 2018, total commercial aerospace aftermarket sales increased 64% at Collins Aerospace Systems (up 8% excluding the impact of the Rockwell Collins acquisition). Pratt & Whitney commercial aerospace aftermarket sales for the first three months of 2019 were consistent with the prior year.
Operating profit in the quarter ended March 31, 2019 included net unfavorable changes in aerospace contract estimates totaling $12 million, primarily reflecting net unfavorable contract adjustments at Pratt & Whitney. Operating profit in the quarter ended March 31, 2018 included significant net unfavorable changes in aerospace contract estimates totaling $41 million, primarily reflecting net unfavorable contract adjustments recorded at Pratt & Whitney and Collins Aerospace Systems.
Summary performance for each of the aerospace businesses for the quarters ended March 31, 2019 and 2018 was as follows:

	Pratt & Whitney			Collins Aerospace Systems
(dollars in millions)	2019	2018	Change	2019	2018	Change
Net Sales	$4,817	$4,329	11%	$6,513	$3,817	71%
Cost of Sales	3,931	3,521	12%	4,830	2,783	74%
	886	808	10%	1,683	1,034	63%
Operating Expenses and Other	453	395	15%	827	446	85%
Operating Profits	$433	$413	5%	$856	$588	46%

Operating Profit Margins	9.0%	9.5%	13.1%	15.4%

Pratt & Whitney –
Quarter Ended March 31, 2019 Compared with Quarter Ended March 31, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	12%	(1)%	—%	—%	—%
Cost of Sales	12%	—%	—%	—%	—%
Operating Profits	8%	(2)%	—%	(3)%	2%
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

The organic sales increase of 12% primarily reflects higher commercial OEM sales (6%), higher military sales (5%), and higher commercial aftermarket sales (1%).

The operational profit increase of 8% primarily reflects:

•	higher military margin contribution (16%), driven by the sales increase noted above

•	higher commercial aftermarket margin contribution (4%), driven by favorable content/mix on legacy platforms

•	commercial OEM margin contribution consistent with the prior year as negative engine margin resulting from higher volumes was offset by cost reduction initiatives
These items were partially offset by:

•	higher selling, general and administrative expenses and other ramp-related costs (5%)

•	higher research and development costs (7%)

The 2% increase in Other primarily reflects the sale of a license (4%), partially offset by the unfavorable year-over-year impact of divestiture activity (2%).

Collins Aerospace Systems –
Quarter Ended March 31, 2019 Compared with Quarter Ended March 31, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	10%	—%	61%	—%	—%
Cost of Sales	12%	(1)%	62%	1%	—%
Operating Profits	3%	2%	48%	(2)%	(5)%

The organic sales growth of 10% primarily reflects higher commercial OEM and aftermarket sales (8%), and higher military sales (2%).
The increase in operational profit of 3% primarily reflects:

•	higher commercial aftermarket margin contribution driven by the sales growth noted above (14%)
This increase was partially offset by:

•	higher selling, general and administrative expenses (6%)

•	higher research and development spending (2%)

•	higher warranty costs (2%)

The 5% increase in Other primarily reflects a loss on the sale of a business.
Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended March 31,		Quarter Ended March 31,
(dollars in millions)	2019	2018	2019	2018
Eliminations and other	$(384)	$(317)	$(101)	$(11)
General corporate expenses	—	—	(98)	(104)

Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year increase in sales eliminations for the quarter ended March 31, 2019, as compared to the same periods of 2018, reflects an increase in the amount of inter-segment eliminations, principally between our aerospace businesses. The decrease in operating profits for the quarter ended March 31, 2019, is primarily driven by costs associated with a strategic review of the Company's portfolio of businesses and the absence of the favorable impact of prior year insurance settlements, partially offset by lower transaction costs related to the acquisition of Rockwell Collins.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$6,240	$6,152	$7,667
Total debt	45,186	45,537	27,347
Net debt (total debt less cash and cash equivalents)	38,946	39,385	19,680
Total equity	41,946	40,610	32,492
Total capitalization (total debt plus total equity)	87,132	86,147	59,839
Net capitalization (total debt plus total equity less cash and cash equivalents)	80,892	79,995	52,172

Total debt to total capitalization	52%	53%	46%
Net debt to net capitalization	48%	49%	38%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. For 2019, we expect cash flows from operations, net of capital expenditures, to approximate $4.5 billion to $5.0 billion, including $1.5 billion of one-time cash payments related to the portfolio separation. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
At March 31, 2019, we had cash and cash equivalents of $6,240 million, of which approximately 66% was held by UTC's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, in the fourth quarter of 2018, it has recorded the taxes therewith. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, UTC will continue to permanently reinvest these earnings. We have repatriated $812 million of cash for the quarter ended March 31, 2019.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2019 and December 31, 2018, the amount of such restricted cash was approximately $42 million and $60 million, respectively.
Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization of 52% at March 31, 2019 is consistent with December 31, 2018 and increased 600 basis points from March 31, 2018, primarily reflecting additional borrowings used to finance the acquisition of Rockwell Collins as well as the acquisition of Rockwell Collins' outstanding debt.

At March 31, 2019, we had credit agreements with various banks permitting aggregate borrowings of up to $10.35 billion, including: a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021, a $2.0 billion revolving credit agreement and a $4.0 billion term credit agreement, both of which we entered into on March 15, 2019 and which will expire on March 15, 2021 or, if earlier, the date that is 180 days after the date on which each of the separations of Otis and Carrier have been consummated. On March 15, 2019, we terminated the $1.5 billion revolving credit agreement that we entered into on November 26, 2018. As of March 31, 2019, there were no borrowings under any of these agreements. As of March 31, 2019, the undrawn portions of the $2.20 billion revolving credit facility and $2.15 billion multicurrency revolving credit agreement were available to serve as backup facilities for the issuance of commercial paper.
As of March 31, 2019, our maximum commercial paper borrowing limit was $4.35 billion with borrowing of €750 million ($849 million). In April 2019, we increased our commercial paper borrowing limit to $6.35 billion with the undrawn portion of the March 15, 2019 $2.0 billion revolving credit agreement serving as additional backup for the issuance of commercial paper. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, discretionary pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
We had no debt issuances during the quarter ended March 31, 2019 and had the following issuances of debt in 2018:

(dollars and Euro in millions)
Issuance Date	Description of Notes	Aggregate Principal Balance
August 16, 2018:	3.350% notes due 2021[1]	$1,000
	3.650% notes due 2023[1]	2,250
	3.950% notes due 2025[1]	1,500
	4.125% notes due 2028[1]	3,000
	4.450% notes due 2038[1]	750
	4.625% notes due 2048[2]	1,750
	LIBOR plus 0.65% floating rate notes due 2021[1]	750

May 18, 2018:	1.150% notes due 2024[3]	€750
	2.150% notes due 2030[3]	500
	EURIBOR plus 0.20% floating rate notes due 2020[3]	750

1
The net proceeds received from these debt issuances were used to partially finance the cash consideration portion of the purchase price for Rockwell Collins and fees, expenses and other amounts related to the acquisition of Rockwell Collins.

2	The net proceeds from these debt issuances were used to fund the repayment of commercial paper and for other general corporate purposes.

3	The net proceeds received from these debt issuances were used for general corporate purposes.
We had no debt payments during the quarter ended March 31, 2019 and made the following repayments of debt in 2018:

(dollars and Euro in millions)
Repayment Date	Description of Notes	Aggregate Principal Balance
December 14, 2018	Variable-rate term loan due 2020 (1 month LIBOR plus 1.25%)[1]	$482
May 4, 2018	1.778% junior subordinated notes	$1,100
February 22, 2018	EURIBOR plus 0.80% floating rate notes	€750
February 1, 2018	6.80% notes	$99

1	This term loan was assumed in connection with the Rockwell Collins acquisition and subsequently repaid.
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

Cash Flow - Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Net cash flows provided by operating activities	$1,500	$453
Cash generated from operating activities in the quarter ended March 31, 2019 was $1,047 million higher than the same period in 2018 driven by improvement in working capital and lower payments related to the Canadian government settlement. Cash outflows for working capital decreased $527 million in the quarter ended March 31, 2019 over the prior period, primarily resulting from improved collections of accounts receivable at Pratt & Whitney. Factoring activity resulted in a decrease of approximately $380 million in cash generated from operating activities during the quarter ended March 31, 2019, as compared to the prior year. This decrease was primarily driven by Pratt & Whitney partially offset by increased factoring at Collins Aerospace Systems. Factoring activity does not reflect the factoring of certain receivables performed at customer request for which we are compensated by the customer for the extended collection cycle.
In the quarter ended March 31, 2019, cash outflows from working capital were $445 million. Contract assets, current increased $215 million due to work performed in excess of billings at Collins Aerospace Systems, Pratt & Whitney, and Carrier. Inventory increased $697 million primarily driven by an increase in production work in process for the Geared Turbo Fan at Pratt & Whitney, seasonal build in the HVAC businesses at Carrier, and increases at Collins Aerospace Systems. Other assets increased $165 million due to an increase in prepaid expense. Accounts payable and accrued liabilities decreased $588 million primarily due to higher collaborator share payments at Pratt & Whitney. These outflows were partially offset by decreases in Accounts receivable of $849 million primarily due to improved collections at Pratt & Whitney and increases in Contract liabilities, current of $371 million driven by seasonality of billings at Otis.
In the quarter ended March 31, 2018, cash outflows from working capital were $972 million. Accounts receivable increased due to an increase in sales volume driven by Carrier's North American HVAC Residential business and Collins Aerospace Systems and Pratt & Whitney, timing, and a decrease in factoring activity on receivables, primarily at Pratt & Whitney. Current contract assets increased primarily due to progress and spend on long-term aftermarket service contracts and government contracts at Pratt & Whitney. Inventory increased in the quarter primarily driven by Carrier's seasonal build and an increase in production work in process for the A320neo in the aerospace businesses. These increases were partially offset by increases in accounts payable and accrued liabilities, driven by the higher inventory purchasing activity and customer advances at Pratt & Whitney as well as an increase in current contract liabilities driven by seasonal advanced billings and progress payments on major contracts at Otis and the timing of billings on aftermarket contracts at Pratt & Whitney.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the quarter ended March 31, 2019 and 2018 were approximately $32 million and $37 million, respectively. Although our domestic pension plans are approximately 99% funded on a projected benefit obligation basis as of March 31, 2019, and we are not required to make additional contributions through the end of 2024, we may elect to make discretionary contributions in 2019. We expect to make total contributions of approximately $100 million to our global defined benefit pension plans in 2019. Contributions to our global defined benefit pension plans in 2019 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Net cash flows used in investing activities	$(394)	$(976)
Cash flows used in investing activities for the quarters ended March 31, 2019 and 2018 primarily reflect capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts. The $582 million decrease in cash flows used in investing activities in the quarter ended March 31, 2019 compared to March 31, 2018 primarily relates to receipts on derivatives contracts, the reduction in acquisition activity, and an increase in disposition activity.
Capital expenditures for the quarter ended March 31, 2019 of $363 million primarily relate to investments in production capacity at Pratt & Whitney and several small projects at Collins Aerospace Systems.

Cash investments in businesses in the quarter ended March 31, 2019 of $19 million consisted of small acquisitions at Otis. Dispositions of businesses in the quarter ended March 31, 2019 of $133 million primarily consisted of the businesses held for sale associated with the Rockwell acquisition.
Customer financing activities in the quarter ended March 31, 2019 were a net use of cash of $173 million, primarily driven by additional Geared Turbofan engines to support customer fleets. We may also arrange for third-party investors to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $16.2 billion at March 31, 2019 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $1.5 billion may be required to be disbursed during the remainder of 2019. We had commercial aerospace financing and other contractual commitments of approximately $15.5 billion at December 31, 2018.
During the quarter ended March 31, 2019, our collaboration intangible assets increased by approximately $87 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. The settlement of these derivative instruments resulted in a net cash inflow of approximately $92 million during the quarter end March 31, 2019 compared to a net cash outflow of $221 million during the quarter ended March 31, 2018.
Cash Flow - Financing Activities

	Quarter Ended March 31,
(dollars in millions)	2019	2018
Net cash flows used in financing activities	$(1,077)	$(910)
Our financing activities primarily include the issuance and repayment of short term and long term debt, payment of dividends and stock repurchases. Net cash used in financing activities increased $167 million in the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 primarily due to a decrease in short term borrowing of $1,015 million and an increase in dividends paid on Common Stock of $74 million, partially offset by a reduction in long term debt payments of $967 million.
Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $849 million of outstanding commercial paper at March 31, 2019.
At March 31, 2019, management had remaining authority to repurchase approximately $1.9 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. We made cash payments of approximately $29 million to repurchase approximately 256 thousand shares of our common stock during the quarter ended March 31, 2019.
We paid dividends on common stock of $0.735 per share in the first quarter of 2019, totaling approximately $609 million in the aggregate for the quarter ended March 31, 2019.
We have an existing universal shelf registration statement filed with the SEC, which expires on April 29, 2019. Our ability to use or renew our shelf registration statement may be limited as a result of the separation transactions; accordingly and as noted above, we entered into a new $2.0 billion revolving credit agreement and $4.0 billion term credit agreement on March 15, 2019 to be used for general corporate purposes, including the repayment, repurchase or redemption of existing debt, and to serve as backup facilities to support additional issuances of commercial paper. We expect to renew our shelf registration statement following the separation transactions.

Off-Balance Sheet Arrangements and Contractual Obligations
In our 2018 Annual Report, incorporated by reference in our 2018 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of March 31, 2019, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2019. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2018 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "on track" and other words of similar meaning in connection with a discussion of future operating or financial performance or the separation transactions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of United Technologies or the independent companies following United Technologies’ expected separation into three independent companies, the anticipated benefits of the acquisition of Rockwell Collins or of the separation transactions, including estimated synergies resulting from the Rockwell Collins transaction, the expected timing of completion of the separation transactions, estimated costs associated with such transactions and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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

•
the effect of changes in tax (including the TCJA), environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we operate;

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

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Consolidated Financial Statements" under the heading "Note 15: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Critical Accounting Estimates," "Results of Operations," and "Liquidity and Financial Condition," and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and in our 2018 Annual Report and 2018 Form 10-K. Additional important information as to these factors is included in our 2018 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters", in our 2018 Form 10-K in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole" and in our Form S-4 Registration Statement (Registration No. 333-220883) under the heading "Risk Factors". The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 15: Contingent Liabilities, for discussion regarding material legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2018 Form 10-K.

Item 1A.	Risk Factors
There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended March 31, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2019	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	70	$113.57	70	$1,956
February 1 - February 28	93	125.91	93	$1,944
March 1 - March 31	93	126.88	93	$1,932
Total	256	$122.86	256
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At March 31, 2019, the maximum dollar value of shares that may yet be purchased under this current program was approximately $1,932 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. No shares were reacquired in transactions outside the program during the quarter ended March 31, 2019.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document.* (File name: utx-20190331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20190331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20190331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20190331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20190331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20190331_pre.xml)

Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2019 and 2018, (iii) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	April 26, 2019	by:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 26, 2019	by:	/s/ ROBERT J. BAILEY
Robert J. Bailey
Corporate Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)