Form 10-Q
period 2019-06-30
UNITED TECHNOLOGIES CORP /DE/
filed 2019-07-26
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 1-812
____________________________________
UNITED TECHNOLOGIES CORPORATION
____________________________________

DELAWARE	06-0570975
10 Farm Springs Road, Farmington, Connecticut 06032 (860) 728-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	UTX	New York Stock Exchange
(CUSIP 913017 10 9)
1.125% Notes due 2021	UTX 21D	New York Stock Exchange
(CUSIP 913017 CD9)
1.250% Notes due 2023	UTX 23	New York Stock Exchange
(CUSIP U91301 AD0)
1.150% Notes due 2024	UTX 24A	New York Stock Exchange
(CUSIP 913017 CU1)
1.875% Notes due 2026	UTX 26	New York Stock Exchange
(CUSIP 913017 CE7)
2.150% Notes due 2030	UTX 30	New York Stock Exchange
(CUSIP 913017 CV9)
Floating Rate Notes due 2019	UTX 19C	New York Stock Exchange
(CUSIP 913017 CS6)
Floating Rate Notes due 2020	UTX 20B	New York Stock Exchange
(CUSIP 913017 CT4)

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
At June 30, 2019 there were 862,831,280 shares of Common Stock outstanding.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2019

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

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,
(dollars in millions, except per share amounts)	2019	2018
Net Sales:
Product sales	$14,033	$11,520
Service sales	5,601	5,185
	19,634	16,705
Costs and Expenses:
Cost of products sold	10,863	9,154
Cost of services sold	3,550	3,268
Research and development	743	589
Selling, general and administrative	2,106	1,759
	17,262	14,770
Other income, net	212	941
Operating profit	2,584	2,876
Non-service pension (benefit)	(216)	(192)
Interest expense, net	360	234
Income from operations before income taxes	2,440	2,834
Income tax expense	441	695
Net income from operations	1,999	2,139
Less: Noncontrolling interest in subsidiaries' earnings from operations	99	91
Net income attributable to common shareowners	$1,900	$2,048
Earnings Per Share of Common Stock - Basic:
Net income attributable to common shareowners	$2.22	$2.59
Earnings Per Share of Common Stock - Diluted:
Net income attributable to common shareowners	$2.20	$2.56

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions, except per share amounts)	2019	2018
Net Sales:
Product sales	$26,908	$21,778
Service sales	11,091	10,169
	37,999	31,947
Costs and Expenses:
Cost of products sold	21,149	17,170
Cost of services sold	6,971	6,532
Research and development	1,471	1,143
Selling, general and administrative	4,103	3,470
	33,694	28,315
Other income, net	324	1,172
Operating profit	4,629	4,804
Non-service pension (benefit)	(424)	(383)
Interest expense, net	791	463
Income from operations before income taxes	4,262	4,724
Income tax expense	838	1,217
Net income from operations	3,424	3,507
Less: Noncontrolling interest in subsidiaries' earnings from operations	178	162
Net income attributable to common shareowners	$3,246	$3,345
Earnings Per Share of Common Stock - Basic:
Net income attributable to common shareowners	$3.80	$4.23
Earnings Per Share of Common Stock - Diluted:
Net income attributable to common shareowners	$3.76	$4.18

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Net income from operations	$1,999	$2,139	$3,424	$3,507
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(423)	(679)	98	(140)
Pension and postretirement benefit plans adjustments	24	80	57	153
ASU 2016-01 adoption impact (Note 12)	—	—	—	(5)
Change in unrealized cash flow hedging	25	(186)	33	(172)
Other comprehensive (loss) income, net of tax	(374)	(785)	188	(164)
Comprehensive income	1,625	1,354	3,612	3,343
Less: Comprehensive income attributable to noncontrolling interest	(100)	(53)	(182)	(157)
Comprehensive income attributable to common shareowners	$1,525	$1,301	$3,430	$3,186
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$6,819	$6,152
Accounts receivable, net	13,695	14,271
Contract assets, current	4,334	3,486
Inventory, net	10,934	10,083
Other assets, current	1,276	1,511
Total Current Assets	37,058	35,503
Customer financing assets	3,293	3,023
Future income tax benefits	1,712	1,646
Fixed assets	24,689	24,084
Less: Accumulated depreciation	(12,397)	(11,787)
Fixed assets, net	12,292	12,297
Operating lease right-of-use assets	2,740	—
Goodwill	48,358	48,112
Intangible assets, net	25,963	26,424
Other assets	7,574	7,206
Total Assets	$138,990	$134,211
Liabilities and Equity
Short-term borrowings	$1,139	$1,469
Accounts payable	11,109	11,080
Accrued liabilities	10,753	10,223
Contract liabilities, current	6,219	5,720
Long-term debt currently due	6,202	2,876
Total Current Liabilities	35,422	31,368
Long-term debt	37,910	41,192
Future pension and postretirement benefit obligations	3,663	4,018
Operating lease liabilities	2,258	—
Other long-term liabilities	16,651	16,914
Total Liabilities	95,904	93,492
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interest	109	109
Shareowners' Equity:
Common Stock	22,718	22,514
Treasury Stock	(32,549)	(32,482)
Retained earnings	60,548	57,823
Unearned ESOP shares	(71)	(76)
Accumulated other comprehensive loss	(9,892)	(9,333)
Total Shareowners' Equity	40,754	38,446
Noncontrolling interest	2,223	2,164
Total Equity	42,977	40,610
Total Liabilities and Equity	$138,990	$134,211
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Operating Activities:
Net income from operations	$3,424	$3,507
Adjustments to reconcile net income from operations to net cash flows provided by operating activities:
Depreciation and amortization	1,864	1,173
Deferred income tax provision	6	45
Stock compensation cost	156	117
Gain on sale of Taylor Company	—	(795)
Change in:
Accounts receivable	769	(1,661)
Contract assets, current	(491)	(617)
Inventory	(1,108)	(962)
Other current assets	51	301
Accounts payable and accrued liabilities	(58)	2,010
Contract liabilities, current	381	440
Global pension contributions	(79)	(59)
Canadian government settlement	(38)	(221)
Other operating activities, net	(1,266)	(723)
Net cash flows provided by operating activities	3,611	2,555
Investing Activities:
Capital expenditures	(830)	(709)
Investments in businesses (Note 1)	(32)	(134)
Dispositions of businesses (Note 1)	133	1,094
Increase in customer financing assets, net	(331)	(344)
Increase in collaboration intangible assets	(169)	(181)
Receipts from settlements of derivative contracts	61	82
Other investing activities, net	(49)	(46)
Net cash flows used in investing activities	(1,217)	(238)
Financing Activities:
Issuance of long-term debt	56	2,429
Repayment of long-term debt	(65)	(2,092)
(Decrease) increase in short-term borrowings, net	(327)	642
Proceeds from Common Stock issued under employee stock plans	11	6
Dividends paid on Common Stock	(1,219)	(1,070)
Repurchase of Common Stock	(69)	(52)
Other financing activities, net	(153)	(74)
Net cash flows used in financing activities	(1,766)	(211)
Effect of foreign exchange rate changes on cash and cash equivalents	16	(18)
Net increase in cash, cash equivalents and restricted cash	644	2,088
Cash, cash equivalents and restricted cash, beginning of year	6,212	9,018
Cash, cash equivalents and restricted cash, end of period	6,856	11,106
Less: Restricted cash	37	38
Cash and cash equivalents, end of period	$6,819	$11,068

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in thousands)	2019	2018	2019	2018
Equity beginning balance	$41,946	$32,492	$40,610	$31,421
Common Stock
Beginning balance	22,564	17,641	22,514	17,574
Common Stock issued under employee plans	154	106	211	174
Purchase of subsidiary shares from noncontrolling interest, net	—	—	—	(1)
Redeemable noncontrolling interest fair value adjustment	—	—	(7)	—
Ending balance	22,718	17,747	22,718	17,747
Treasury Stock
Beginning balance	(32,511)	(35,619)	(32,482)	(35,596)
Common Stock issued under employee plans	1	1	4	3
Common Stock repurchased	(39)	(27)	(71)	(52)
Ending balance	(32,549)	(35,645)	(32,549)	(35,645)
Retained Earnings
Beginning balance	59,279	55,533	57,823	55,242
Net Income	1,900	2,048	3,246	3,345
Dividends on Common Stock	(610)	(535)	(1,219)	(1,070)
Dividends on ESOP Common Stock	(18)	(17)	(36)	(35)
Redeemable noncontrolling interest fair value adjustment	(11)	—	(7)	(2)
New Revenue Standard adoption impact	—	—	—	(480)
ASU 2018-02 adoption impact (Note 12)	—	—	745	—
Other	8	(2)	(4)	27
Ending balance	60,548	57,027	60,548	57,027
Unearned ESOP Shares
Beginning balance	(75)	(84)	(76)	(85)
Common Stock issued under employee plans	4	3	5	4
Ending balance	(71)	(81)	(71)	(81)
Accumulated Other Comprehensive (Loss) Income
Beginning balance	(9,519)	(6,937)	(9,333)	(7,525)
Other comprehensive (loss) income, net of tax	(373)	(747)	186	(159)
ASU 2018-02 adoption impact (Note 12)	—	—	(745)	—
Ending balance	(9,892)	(7,684)	(9,892)	(7,684)
Noncontrolling Interest
Beginning balance	2,208	1,958	2,164	1,811
Net Income	99	91	178	162
Redeemable noncontrolling interest in subsidiaries' earnings	2	(3)	5	(5)
Other comprehensive income (loss), net of tax	1	(38)	4	(5)
Dividends attributable to noncontrolling interest	(101)	(73)	(145)	(139)
Purchase of subsidiary shares from noncontrolling interest, net	(1)	—	(1)	(1)
Disposition of noncontrolling interest, net	—	—	—	(8)
Capital contributions	18	42	18	162
Other	(3)	5	—	5
Ending balance	2,223	1,982	2,223	1,982
Equity at June 30	$42,977	$33,346	$42,977	$33,346

Supplemental share information
Shares of Common Stock issued under employee plans	799	235	1,827	1,310
Shares of Common Stock repurchased	297	214	553	402
Dividends per share of Common Stock	$0.740	$0.700	$1.470	$1.400
See accompanying Notes to Condensed Consolidated Financial Statements

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at June 30, 2019 and for the quarters and six months ended June 30, 2019 and 2018 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2018 Annual Report) incorporated by reference in our Annual Report on Form 10-K for calendar year 2018 (2018 Form 10-K).
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions. During the six months ended June 30, 2019, our investment in business acquisitions was $32 million, which consisted of small acquisitions at Otis.
On June 9, 2019, UTC entered into a merger agreement with Raytheon Company (“Raytheon”) providing for an all-stock merger of equals transaction.  The Raytheon merger agreement provides, among other things, that each share of Raytheon common stock issued and outstanding immediately prior to the closing of the Raytheon merger (except for shares held by Raytheon as treasury stock) will be converted into the right to receive 2.3348 shares of UTC common stock.  Upon the closing of the Raytheon merger, Raytheon will become a wholly-owned subsidiary of UTC, and UTC will change its name to Raytheon Technologies Corporation. The Raytheon merger is expected to close in the first half of 2020 and is subject to customary closing conditions, including receipt of required regulatory approvals, the approval of both Raytheon’s and our shareowners, and the completion of UTC's previously announced separation of its Otis and Carrier businesses.
On November 26, 2018, we completed the acquisition of Rockwell Collins (the "Rockwell Merger"), a leader in aviation and high-integrity solutions for commercial and military customers as well as leading-edge avionics, flight controls, aircraft interior and data connectivity solutions. Under the terms of the Rockwell merger agreement, each share of common stock, par value $0.01 per share, of Rockwell Collins issued and outstanding immediately prior to the effective time of the Rockwell Merger (other than shares held by Rockwell Collins, the Company, Riveter Merger Sub Corp or any of their respective wholly owned subsidiaries) was converted into the right to receive (1) $93.33 in cash, without interest, and (2) 0.37525 shares of Company common stock (together, the “Merger Consideration”), less any applicable withholding taxes, with cash paid in lieu of fractional shares. The total aggregate consideration payable in the Rockwell Merger was $15.5 billion in cash ($14.9 billion net of cash acquired) and 62.2 million shares of Company common stock. In addition, $7.8 billion of Rockwell Collins debt was outstanding at the time of the Rockwell Merger. This equated to a total enterprise value of $30.6 billion, including the $7.8 billion of Rockwell Collins' outstanding debt.

(dollars in millions)	Amount
Cash consideration paid for Rockwell Collins outstanding common stock & equity awards	$15,533
Fair value of UTC common stock issued for Rockwell Collins outstanding common stock & equity awards	7,960
Total consideration transferred	$23,493
The cash consideration utilized for the Rockwell Merger was partially financed through the previously disclosed issuance of $11.0 billion aggregate principal notes on August 16, 2018 for net proceeds of $10.9 billion. For the remainder of the cash consideration, we utilized repatriated cash and cash equivalents and cash flow generated from operating activities.
Preliminary Allocation of Consideration Transferred to Net Assets Acquired:
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Rockwell Collins acquisition. The final determination of the fair value of certain assets and liabilities will be completed up to a one year measurement period from the date of acquisition as required by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations”. As of June 30, 2019, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the validation of the underlying cash flows used to determine the fair value of the identified intangible assets. The size and breadth of the Rockwell Collins acquisition necessitates use of the one year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to, intangible assets, inventory, real property, leases, deferred tax liabilities related to the unremitted earnings of foreign subsidiaries, certain reserves and the related tax impacts of any adjustments. Any potential adjustments could be material in relation to the preliminary values presented below:

(dollars in millions)
Cash and cash equivalents	$640
Accounts receivable, net	1,665
Inventory, net	1,511
Contract assets, current	289
Other assets, current	263
Future income tax benefits	37
Fixed assets, net	1,673
Intangible assets:
Customer relationships	8,220
Tradenames/trademarks	1,870
Developed technology	600
Other assets	210
Total identifiable assets acquired	16,978

Short-term borrowings	2,254
Accounts payable	515
Accrued liabilities	1,618
Contract liabilities, current	301
Long-term debt	5,530
Future pension and postretirement benefit obligation	502
Other long-term liabilities	3,481
Noncontrolling interest	6
Total liabilities acquired	14,207
Total identifiable net assets	2,771
Goodwill	20,722
Total consideration transferred	$23,493
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

(dollars in millions)	Estimated Fair Value	Estimated Life
Acquired customer relationships	$8,220	10-20 years
Acquired tradenames/trademarks	1,870	Indefinite
Acquired developed technology	600	15 years
	$10,690
We also identified customer contractual obligations on certain contracts with economic returns that are lower than could be realized in market transactions as of the acquisition date. We measured these liabilities under the measurement provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Based on the estimated net cash outflows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded assumed liabilities of approximately $1,020 million. These liabilities will be liquidated in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts. Total consumption of the contractual obligation for the next five years is expected to be as follows: $77 million in 2019, $129 million in 2020, $131 million in 2021, $132 million in 2022, and $119 million in 2023.
Acquisition-Related Costs:
Acquisition-related costs have been expensed as incurred. In the six months ended June 30, 2019 and 2018, approximately $10 million and $50 million, respectively, of transaction and integration costs have been incurred. These costs were recorded in Selling, general and administrative expenses within the Condensed Consolidated Statement of Operations.
Supplemental Pro-Forma Data:
Rockwell Collins' results of operations have been included in UTC’s financial statements for the period subsequent to the completion of the acquisition on November 26, 2018. Rockwell Collins contributed sales of approximately $4.6 billion and operating profit of approximately $665 million for the six months ended June 30, 2019. The following unaudited supplemental pro-forma data presents consolidated information as if the acquisition had been completed on January 1, 2017. The pro-forma results were calculated by combining the results of UTC with the stand-alone results of Rockwell Collins for the pre-acquisition periods, which were adjusted to account for certain costs that would have been incurred during this pre-acquisition period:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2019	2018	2019	2018
Net sales	$19,634	$18,810	$37,994	$36,131
Net income attributable to common shareowners	$1,901	$2,266	$3,385	$3,742
Basic earnings per share of common stock	$2.22	$2.66	$3.96	$4.39
Diluted earnings per share of common stock	$2.20	$2.63	$3.92	$4.34

The unaudited supplemental pro-forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2017, as adjusted for the applicable tax impact.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Amortization of inventory and fixed asset fair value adjustment [1]	$—	$(5)	$141	$(10)
Amortization of acquired Rockwell Collins intangible assets, net [2]	—	(53)	—	(106)
Utilization of contractual customer obligation [3]	—	8	—	10
UTC/Rockwell Collins fees for advisory, legal, accounting services [4]	1	17	3	43
Interest expense incurred on acquisition financing, net [5]	—	(76)	—	(152)
Elimination of capitalized pre-production engineering amortization [6]	—	17	—	32
Adjustment to net periodic pension cost [7]	—	11	—	22
Adjustment to reflect the adoption of ASC 606 [8]	—	29	—	58
Elimination of entities held for sale [9]	—	(5)	(5)	(12)
	$1	$(57)	$139	$(115)

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
The unaudited supplemental pro-forma financial information does not reflect the potential realization of cost savings related to the integration of the two companies. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on January 1, 2017, nor are they indicative of future results.
Dispositions. Cash inflows related to dispositions during the six months ended June 30, 2019 were $133 million and primarily consisted of the dispositions of businesses held for sale associated with the Rockwell Collins acquisition. In accordance with conditions imposed for regulatory approval of the acquisition, Rockwell Collins was required to dispose of certain businesses. These businesses were held separate from UTC’s and Rockwell Collins' ongoing businesses pursuant to regulatory requirements. Definitive agreements to sell each of the businesses were entered into prior to the completion of UTC's acquisition of Rockwell Collins. The related assets and liabilities of these businesses had been accounted for as held for sale at fair value less cost to sell. As of December 31, 2018, assets held for sale of $175 million were included within Other assets, current and liabilities held for sale of $40 million were included within Accrued liabilities on the Consolidated Balance Sheet. The major classes of assets and liabilities primarily include net Inventory of $51 million and net Fixed assets of $37 million. In the first quarter of 2019, Rockwell Collins completed the sale of all businesses which were held for sale as of December 31, 2018.

On November 26, 2018, the Company announced its intention to separate into three independent companies. Following the separations, the Company will operate as an aerospace company comprised of Collins Aerospace Systems and the Pratt & Whitney businesses, and Otis and Carrier will become independent companies. The proposed separations are expected to be effected through spin-offs of Otis and Carrier that are intended to be tax-free for the Company’s shareowners for U.S. federal income tax purposes, and are expected to be completed in the first half of 2020. Separation of Otis and Carrier from UTC via spin-off transactions will be subject to the satisfaction of customary conditions, including, among others, final approval by the Company’s Board of Directors, receipt of tax rulings in certain jurisdictions and/or a tax opinion from external counsel (as applicable), the filing with the Securities and Exchange Commission (SEC) and effectiveness of Form 10 registration statements, and satisfactory completion of financing (subject to UTC’s agreement to consummate the distributions pursuant to, and subject to the terms and conditions of, the Raytheon merger agreement).
Goodwill. Changes in our goodwill balances for the six months ended June 30, 2019 were as follows:

(dollars in millions)	Balance as of January 1, 2019	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of June 30, 2019
Otis	$1,688	$7	$(16)	$1,679
Carrier	9,835	1	3	9,839
Pratt & Whitney	1,567	—	(4)	1,563
Collins Aerospace Systems	35,001	255	—	35,256
Total Segments	48,091	263	(17)	48,337
Eliminations and other	21	—	—	21
Total	$48,112	$263	$(17)	$48,358

Goodwill increased $255 million at Collins Aerospace Systems resulting from several insignificant purchase accounting adjustments made during the six months ended June 30, 2019, the largest of which included a reduction in acquired customer relationship intangible assets of $100 million.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2019		December 31, 2018
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,179	$(1,656)	$2,164	$(1,608)
Patents and trademarks	361	(245)	361	(236)
Collaboration intangible assets	4,681	(779)	4,509	(649)
Customer relationships and other	22,598	(5,099)	22,525	(4,560)
	29,819	(7,779)	29,559	(7,053)
Unamortized:
Trademarks and other	3,923	—	3,918	—
Total	$33,742	$(7,779)	$33,477	$(7,053)

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
Amortization of intangible assets for the quarter and six months ended June 30, 2019 was $348 million and $722 million, respectively, compared with $232 million and $455 million for the same periods of 2018. The following is the expected amortization of intangible assets for the years 2019 through 2024, which reflects the pattern of expected economic benefit on certain aerospace intangible assets.

(dollars in millions)	Remaining 2019	2020	2021	2022	2023	2024
Amortization expense	$742	$1,427	$1,408	$1,407	$1,398	$1,378

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
Remaining Performance Obligations (RPO). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of June 30, 2019 our total RPO was approximately $125.1 billion compared to $115.5 billion as of December 31, 2018. Of the total RPO as of June 30, 2019, we expect approximately 45% will be recognized as sales over the following 24 months.
Capitalized Contract Costs. We incur costs for engineering and development of aerospace products directly related to existing or anticipated contracts with customers. Such costs generate or enhance our ability to satisfy our performance obligations under these contracts. We capitalize these costs as contract fulfillment costs to the extent the costs are recoverable from the associated contract margin and subsequently amortize the costs as the OEM products performance obligations are satisfied. In instances where intellectual property does not transfer to the customer, we defer the customer funding of OEM product engineering and development and recognize revenue when the performance obligations related to the OEM products are satisfied. Capitalized net contract fulfillment costs were $1,229 million and $914 million as of June 30, 2019 and December 31, 2018, respectively and are recognized in Other assets in our Condensed Consolidated Balance Sheet.

Contract Assets and Liabilities. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of June 30, 2019 and December 31, 2018 are as follows:

(dollars in millions)	June 30, 2019	December 31, 2018
Contract assets, current	$4,334	$3,486
Contract assets, noncurrent (included within Other assets)	1,215	1,142
Total contract assets	5,549	4,628
Contract liabilities, current	(6,219)	(5,720)
Contract liabilities, noncurrent (included within Other long-term liabilities)	(5,190)	(5,069)
Total contract liabilities	(11,409)	(10,789)
Net contract liabilities	$(5,860)	$(6,161)
Contract assets increased $921 million during the six months ended June 30, 2019 primarily due to revenue recognition in excess of customer billings, primarily on Pratt & Whitney military and commercial aftermarket service agreements and various programs at Collins Aerospace Systems. Contract liabilities increased $620 million during the six months ended June 30, 2019 primarily due to customer billings in excess of revenue recognized on Pratt & Whitney commercial aftermarket service agreements, at Collins Aerospace across various programs, and on Otis maintenance contracts. We recognized revenue of $3.2 billion during the six months ended June 30, 2019 related to contract liabilities as of December 31, 2018.
Note 3: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2019	2018	2019	2018
Net income attributable to common shareowners	$1,900	$2,048	$3,246	$3,345
Basic weighted average number of shares outstanding	854.4	790.5	853.8	790.2
Stock awards and equity units (share equivalent)	9.3	9.1	8.5	9.8
Diluted weighted average number of shares outstanding	863.7	799.6	862.3	800.0
Earnings Per Share of Common Stock:
Basic	$2.22	$2.59	$3.80	$4.23
Diluted	$2.20	$2.56	$3.76	$4.18

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and six months ended June 30, 2019, the number of stock awards excluded from the computation was approximately 11.0 million and 13.0 million, respectively. For the quarter and six months ended June 30, 2018, the number of stock awards excluded from the computation was approximately 5.1 million.
Note 4: Inventory, net

(dollars in millions)	June 30, 2019	December 31, 2018
Raw materials	$3,024	$3,052
Work-in-process	2,863	2,673
Finished goods	5,047	4,358
	$10,934	$10,083

Raw materials, work-in-process and finished goods are net of valuation reserves of $1,405 million and $1,270 million as of June 30, 2019 and December 31, 2018, respectively.

Note 5: Borrowings and Lines of Credit

(dollars in millions)	June 30, 2019	December 31, 2018
Commercial paper	$855	$1,257
Other borrowings	284	212
Total short-term borrowings	$1,139	$1,469

At June 30, 2019, we had credit agreements with various banks permitting aggregate borrowings of up to $10.35 billion, including: a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021; and a $2.0 billion revolving credit agreement and a $4.0 billion term credit agreement, both of which we entered into on March 15, 2019 and which will expire on March 15, 2021 or, if earlier, the date that is 180 days after the date on which each of the separations of Otis and Carrier have been consummated. On March 15, 2019, we terminated the $1.5 billion revolving credit agreement that we entered into on November 26, 2018. As of June 30, 2019, there were no borrowings under any of these agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper. As of June 30, 2019, our maximum commercial paper borrowing limit was $6.35 billion. Commercial paper borrowings at June 30, 2019 include approximately €750 million ($855 million) of euro-denominated commercial paper. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
Long-term debt consisted of the following:

(dollars in millions)	June 30, 2019	December 31, 2018
LIBOR plus 0.350% floating rate notes due 2019 [3]	$350	$350
1.500% notes due 2019 [1]	650	650
1.950% notes due 2019 [4]	300	300
EURIBOR plus 0.15% floating rate notes due 2019 (€750 million principal value) [2]	855	858
5.250% notes due 2019 [4]	300	300
8.875% notes due 2019	271	271
4.875% notes due 2020 [1]	171	171
4.500% notes due 2020 [1]	1,250	1,250
1.900% notes due 2020 [1]	1,000	1,000
EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value) [2]	855	858
8.750% notes due 2021	250	250
3.100% notes due 2021 [4]	250	250
3.350% notes due 2021 [1]	1,000	1,000
LIBOR plus 0.650% floating rate notes due 2021 [1,3]	750	750
1.950% notes due 2021 [1]	750	750
1.125% notes due 2021 (€950 million principal value) [1]	1,082	1,088
2.300% notes due 2022 [1]	500	500
2.800% notes due 2022 [4]	1,100	1,100
3.100% notes due 2022 [1]	2,300	2,300
1.250% notes due 2023 (€750 million principal value) [1]	855	858
3.650% notes due 2023 [1]	2,250	2,250
3.700% notes due 2023 [4]	400	400
2.800% notes due 2024 [1]	800	800
3.200% notes due 2024 [4]	950	950
1.150% notes due 2024 (€750 million principal value) [1]	855	858
3.950% notes due 2025 [1]	1,500	1,500

1.875% notes due 2026 (€500 million principal value) [1]	569	573
2.650% notes due 2026 [1]	1,150	1,150
3.125% notes due 2027 [1]	1,100	1,100
3.500% notes due 2027 [4]	1,300	1,300
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
4.125% notes due 2028 [1]	3,000	3,000
7.500% notes due 2029 [1]	550	550
2.150% notes due 2030 (€500 million principal value) [1]	569	573
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [1]	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
4.450% notes due 2038 [1]	750	750
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.800% notes due 2043 [4]	400	400
4.150% notes due 2045 [1]	850	850
3.750% notes due 2046 [1]	1,100	1,100
4.050% notes due 2047 [1]	600	600
4.350% notes due 2047 [4]	1,000	1,000
4.625% notes due 2048 [1]	1,750	1,750
Project financing obligations [5]	335	287
Other (including finance leases)	295	287
Total principal long-term debt	44,446	44,416
Other (fair market value adjustments, discounts and debt issuance costs)	(334)	(348)
Total long-term debt	44,112	44,068
Less: current portion	6,202	2,876
Long-term debt, net of current portion	$37,910	$41,192

1	We may redeem these notes at our option pursuant to their terms.

2
The three-month EURIBOR rate as of June 30, 2019 was approximately -0.345%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.

3	The three-month LIBOR rate as of June 30, 2019 was approximately 2.319%.

4	Rockwell Collins debt which remained outstanding following the Rockwell Merger.

5	Project financing obligations are associated with the sale of rights to unbilled revenues related to the ongoing activity of an entity owned by Carrier.

We had no debt issuances during the six months ended June 30, 2019 and had the following issuances of debt in 2018:

(dollars and Euro in millions)
Issuance Date	Description of Notes	Aggregate Principal Balance
August 16, 2018:	3.350% notes due 2021[1]	$1,000
	3.650% notes due 2023[1]	2,250
	3.950% notes due 2025[1]	1,500
	4.125% notes due 2028[1]	3,000
	4.450% notes due 2038[1]	750
	4.625% notes due 2048[2]	1,750
	LIBOR plus 0.65% floating rate notes due 2021[1]	750

May 18, 2018:	1.150% notes due 2024[3]	€750
	2.150% notes due 2030[3]	500
	EURIBOR plus 0.20% floating rate notes due 2020[3]	750

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

We had no debt payments during the six months ended June 30, 2019 and had the following repayments of debt in 2018:

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

The average maturity of our long-term debt at June 30, 2019 is approximately 10 years. The average interest expense rate on our total borrowings for the quarters and six months ended June 30, 2019 and 2018 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average interest expense rate	3.6%	3.5%	3.7%	3.5%

We previously had a universal shelf registration statement filed with the SEC, which expired on April 29, 2019.  Our ability to renew our shelf registration statement may be limited as a result of the separation transactions as well as our proposed merger with Raytheon; as noted above, we entered into a new $2.0 billion revolving credit agreement and a $4.0 billion term credit agreement on March 15, 2019 to be used for general corporate purposes, including the repayment, repurchase or redemption of existing debt, and to serve as backup facilities to support additional issuances of commercial paper. We expect to renew our shelf registration statement following the separation transactions or earlier, as appropriate.

Note 6: Income Taxes
The decrease in the effective tax rate for the quarter ended June 30, 2019 is primarily the result of favorable adjustments related to the conclusion of the audit by the Examination Division of the Internal Revenue Service for the UTC 2014, 2015 and 2016 tax years and the filing by a subsidiary of the Company to participate in an amnesty program offered by the Italian Tax Authority. These benefits were partially offset by tax charges connected to the Company’s portfolio separation transactions.
The decrease in the effective tax rate for the six months ended June 30, 2019 is principally related to the items described above in addition to the impact of the Tax Cuts and Jobs Act of 2017 (TCJA) interpretive guidance and the absence of the TCJA provisional adjustments recorded through the second quarter of 2018.
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $140 million to $490 million of unrecognized tax benefits may occur within the next 12 months as a result of additional worldwide uncertain tax positions, the closure of tax statutes, or the revaluation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts. See Note 15, Contingent Liabilities, for discussion regarding uncertain tax positions, included in the above range, related to pending litigation with respect to certain deductions claimed in Germany.
During the quarter the Examination Division of the Internal Revenue Service (IRS) concluded its audit of the Company’s 2014, 2015 and 2016 tax years. Further, during the quarter, a subsidiary of the Company engaged in certain tax litigation in Italy and made filings necessary to participate in an amnesty program offered by the Italian Tax Authority. As a result of the conclusion of the IRS audit and the amnesty filing in Italy, the Company recognized a net gain during the quarter of approximately $307 million, including pre-tax interest of approximately $56 million. It is reasonably possible that additional net non-cash gains could be recognized during the remainder of 2019 in the range of $25 million to $70 million, primarily tax, due to other potential settlements with tax authorities and statute of limitations expirations.

Note 7: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Defined benefit plans	$47	$22	$79	$59
Defined contribution plans	134	105	287	199

We made contributions of $25 million to our domestic defined benefit pension plans in the quarter and six months ended June 30, 2019. There were no contributions to our domestic defined benefit pension plans in the quarter and six months ended June 30, 2018. Included in the current year contributions to employer sponsored defined contribution plans for the six months ended June 30, 2019 is $65 million of contributions to the Rockwell Collins participants. The following table illustrates the components of net periodic benefit (income) cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Service cost	$89	$93	$1	$—
Interest cost	340	278	8	6
Expected return on plan assets	(608)	(562)	—	—
Amortization of prior service cost (credit)	4	(10)	(11)	(1)
Recognized actuarial net loss (gain)	53	101	(3)	(2)
Net settlement and curtailment loss (gain)	1	(2)	—	—
Total net periodic benefit (income) cost	$(121)	$(102)	$(5)	$3

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Service cost	$176	$186	$2	$1
Interest cost	680	557	16	12
Expected return on plan assets	(1,215)	(1,125)	(1)	—
Amortization of prior service cost (credit)	9	(20)	(22)	(2)
Recognized actuarial net loss (gain)	106	202	(6)	(4)
Net settlement and curtailment loss (gain)	9	(3)	—	—
Total net periodic benefit (income) cost	$(235)	$(203)	$(11)	$7

Note 8: Restructuring Costs
During the six months ended June 30, 2019, we recorded net pre-tax restructuring costs totaling $178 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(dollars in millions)
Otis	$40
Carrier	63
Pratt & Whitney	17
Collins Aerospace Systems	56
Eliminations and other	2
Total	$178

Restructuring charges incurred during the six months ended June 30, 2019 primarily relate to actions initiated during 2019 and 2018, and were recorded as follows:

(dollars in millions)
Cost of sales	$82
Selling, general and administrative	96
Total	$178

2019 Actions. During the six months ended June 30, 2019, we recorded net pre-tax restructuring costs of $115 million, comprised of $43 million in cost of sales and $72 million in selling, general and administrative expenses. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field and manufacturing operations.

We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2019 and 2020. No specific plans for other significant actions have been finalized at this time. The following table summarizes the accrual balance and utilization for the 2019 restructuring actions for the quarter and six months ended June 30, 2019:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended June 30, 2019
Restructuring accruals at March 31, 2019	$53	$15	$68
Net pre-tax restructuring costs	42	—	42
Utilization, foreign exchange and other costs	(38)	(4)	(42)
Balance at June 30, 2019	$57	$11	$68

Six Months Ended June 30, 2019
Net pre-tax restructuring costs	$110	$5	$115
Utilization, foreign exchange and other costs	(53)	6	(47)
Balance at June 30, 2019	$57	$11	$68

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2019	Costs Incurred Quarter Ended June 30, 2019	Remaining Costs at June 30, 2019
Otis	$48	$(19)	$(14)	$15
Carrier	77	(25)	(24)	28
Pratt & Whitney	17	(14)	(3)	—
Collins Aerospace Systems	44	(14)	—	30
Eliminations and other	2	(1)	(1)	—
Total	$188	$(73)	$(42)	$73

2018 Actions. During the six months ended June 30, 2019, we recorded net pre-tax restructuring costs totaling $39 million for restructuring actions initiated in 2018, including $20 million in cost of sales and $19 million in selling, general and administrative expenses. The 2018 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field and manufacturing operations, and costs to exit legacy programs. The following table summarizes the accrual balances and utilization for the 2018 restructuring actions for the quarter and six months ended June 30, 2019:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Quarter Ended June 30, 2019
Restructuring accruals at March 31, 2019	$62	$9	$71
Net pre-tax restructuring costs	14	2	16
Utilization, foreign exchange and other costs	(28)	(2)	(30)
Balance at June 30, 2019	$48	$9	$57

Six Months Ended June 30, 2019
Restructuring accruals at December 31, 2018	$115	$23	$138
Net pre-tax restructuring costs	35	4	39
Utilization, foreign exchange and other costs	(102)	(18)	(120)
Balance at June 30, 2019	$48	$9	$57

The following table summarizes expected, incurred and remaining costs for the 2018 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2018	Costs Incurred Quarter Ended March 31, 2019	Costs Incurred Quarter Ended June 30, 2019	Remaining Costs at June 30, 2019
Otis	$58	$(48)	$(5)	$(1)	$4
Carrier	85	(64)	(7)	(6)	8
Pratt & Whitney	3	(3)	—	—	—
Collins Aerospace Systems	115	(87)	(11)	(9)	8
Eliminations and other	5	(5)	—	—	—
Total	$266	$(207)	$(23)	$(16)	$20

2017 and Prior Actions. During the six months ended June 30, 2019, we recorded net pre-tax restructuring costs totaling $24 million for restructuring actions initiated in 2017 and prior. As of June 30, 2019, we have approximately $74 million of accrual balances remaining related to 2017 and prior actions.

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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $18.2 billion and $20.1 billion at June 30, 2019 and December 31, 2018, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivative instruments as of June 30, 2019 and December 31, 2018:

(dollars in millions)	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	$16	$10
	Other assets	19	12
	Total asset derivatives	$35	$22
	Liability Derivatives:
	Accrued liabilities	(59)	(83)
	Other long-term liabilities	(90)	(111)
	Total liability derivatives	$(149)	$(194)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	$79	$44
	Other assets	7	19
	Total asset derivatives	$86	$63
	Liability Derivatives:
	Accrued liabilities	(80)	(89)
	Other long-term liabilities	(2)	(3)
	Total liability derivatives	$(82)	$(92)

The effect of cash flow hedging relationships on Accumulated other comprehensive income and on the Condensed Consolidated Statement of Operations for the quarters and six months ended June 30, 2019 and 2018 are presented in the table below. The amounts of gain or (loss) are attributable to foreign exchange contract activity and are recorded as a component of Product sales when reclassified from accumulated other comprehensive income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Gain (loss) recorded in Accumulated other comprehensive loss	$21	$(245)	$28	$(200)
Loss (gain) reclassified from Accumulated other comprehensive loss into Product sales	16	(1)	20	(28)

The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
We have €4.95 billion of euro-denominated long-term debt and €750 million of euro-denominated commercial paper borrowings outstanding, which qualify as a net investment hedge against our investments in European businesses. As of June 30, 2019, the net investment hedge is deemed to be effective.
Assuming current market conditions continue, a $23 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2019, all derivative contracts accounted for as cash flow hedges will mature by July 2023.
The effect of derivatives not designated as hedging instruments within Other income, net, on the Condensed Consolidated Statement of Operations was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Foreign exchange contracts	$18	$19	$36	$70

Note 10: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$60	$60	$—	$—
Derivative assets	121	—	121	—
Derivative liabilities	(231)	—	(231)	—

	December 31, 2018
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$51	$51	$—	$—
Derivative assets	85	—	85	—
Derivative liabilities	(286)	—	(286)	—

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
As of June 30, 2019, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$384	$370	$334	$314
Customer financing notes receivable	283	282	272	265
Short-term borrowings	(1,139)	(1,139)	(1,469)	(1,469)
Long-term debt (excluding finance leases)	(44,027)	(47,458)	(43,996)	(44,003)
Long-term liabilities	(422)	(399)	(508)	(467)

The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018:

	June 30, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$370	$—	$370	$—
Customer financing notes receivable	282	—	282	—
Short-term borrowings	(1,139)	—	(855)	(284)
Long-term debt (excluding finance leases)	(47,458)	—	(47,035)	(423)
Long-term liabilities	(399)	—	(399)	—

	December 31, 2018
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$314	$—	$314	$—
Customer financing notes receivable	265	—	265	—
Short-term borrowings	(1,469)	—	(1,258)	(211)
Long-term debt (excluding finance leases)	(44,003)	—	(43,620)	(383)
Long-term liabilities	(467)	—	(467)	—

We had commercial aerospace financing and other contractual commitments totaling approximately $15.9 billion and $15.5 billion as of June 30, 2019 and December 31, 2018, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Associated risks on these commitments from changes in interest rates are mitigated because interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.
Note 11: Long-Term Financing Receivables
Our long-term financing receivables primarily represent balances related to the aerospace businesses such as long-term trade accounts receivable, leases, and notes receivable. We also have other long-term receivables in our commercial businesses; however, both the individual and aggregate amounts of those other receivables are not significant. The following table summarizes the balance by class of aerospace business related long-term receivables as of June 30, 2019 and December 31, 2018:

(dollars in millions)	June 30, 2019	December 31, 2018
Long-term trade accounts receivable	$294	$269
Notes and leases receivable	256	258
Total long-term receivables	$550	$527

Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately $150 million of our total long-term receivables were considered to bear high credit risk as of June 30, 2019 and December 31, 2018.
For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. Our long-term receivables reflected in the table above, which include reserves of $23 million and $16 million as of June 30, 2019 and December 31, 2018, respectively, are individually evaluated for impairment. At June 30, 2019 and December 31, 2018, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
Note 12: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and six months ended June 30, 2019 and 2018 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2019
Balance at March 31, 2019	$(2,932)	$(6,422)	$—	$(165)	$(9,519)
Other comprehensive (loss) income before reclassifications, net	(435)	(13)	—	21	(427)
Amounts reclassified, pre-tax	(1)	43	—	16	58
Tax expense (benefit) reclassified	14	(6)	—	(12)	(4)
Balance at June 30, 2019	$(3,354)	$(6,398)	$—	$(140)	$(9,892)

Six Months Ended June 30, 2019
Balance at December 31, 2018	$(3,442)	$(5,718)	$—	$(173)	$(9,333)
Other comprehensive income (loss) before reclassifications, net	95	(14)	—	28	109
Amounts reclassified, pre-tax	—	87	—	20	107
Tax expense (benefit) reclassified	1	(16)	—	(15)	(30)
ASU 2018-02 adoption impact	(8)	(737)	—	—	(745)
Balance at June 30, 2019	$(3,354)	$(6,398)	$—	$(140)	$(9,892)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended June 30, 2018
Balance at March 31, 2018	$(2,444)	$(4,579)	$—	$86	$(6,937)
Other comprehensive (loss) income before reclassifications, net	(564)	18	—	(245)	(791)
Amounts reclassified, pre-tax	(3)	88	—	(1)	84
Tax (benefit) expense reclassified	(74)	(26)	—	60	(40)
Balance at June 30, 2018	$(3,085)	$(4,499)	$—	$(100)	$(7,684)

Six Months Ended June 30, 2018
Balance at December 31, 2017	$(2,950)	$(4,652)	$5	$72	$(7,525)
Other comprehensive (loss) income before reclassifications, net	(188)	26	—	(200)	(362)
Amounts reclassified, pre-tax	(3)	176	—	(28)	145
Tax expense (benefit) reclassified	56	(49)	—	56	63
ASU 2016-01 adoption impact	—	—	(5)	—	(5)
Balance at June 30, 2018	$(3,085)	$(4,499)	$—	$(100)	$(7,684)

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

(dollars in millions)	June 30, 2019	December 31, 2018
Current assets	$4,484	$4,732
Noncurrent assets	1,700	1,600
Total assets	$6,184	$6,332

Current liabilities	$5,121	$4,946
Noncurrent liabilities	1,884	1,898
Total liabilities	$7,005	$6,844

Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to financial guarantees outstanding since December 31, 2018. The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2019 and 2018 are as follows:

(dollars in millions)	2019	2018
Balance as of January 1	$1,449	$1,146
Warranties and performance guarantees issued	309	233
Settlements made	(241)	(200)
Other	5	(7)
Balance as of June 30	$1,522	$1,172

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
Legal Proceedings.
Cost Accounting Standards Claims
In April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States Defense Contract Management Agency (DCMA) asserted a claim against Pratt & Whitney to recover overpayments of approximately $1.73 billion plus interest (approximately $506 million through June 30, 2019). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the Armed Services Board of Contract Appeals (ASBCA) on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest (approximately $92 million through June 30, 2019). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019.  The parties are now engaged in post-hearing briefing, and a decision from the ASBCA will follow. We continue to believe that the claim is without merit. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the cost accounting standards for calendar years 2013 through 2017.   This second claim demands payment of $269 million plus interest (approximately $48.1 million through June 30, 2019), which we also believe is without merit and which Pratt & Whitney appealed to the ASBCA in January 2019.
German Tax Litigation
As previously disclosed, UTC has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $245 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. UTC estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $135 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed our suit, and we appealed this decision to the German Federal Tax Court (FTC). Following a hearing in July 2018, the FTC remanded the matter to the local German Tax Court for further proceedings. In 2015, UTC made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter.
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
Our estimated total liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $328 million and is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2019. This amount is on a pre-tax basis, not discounted, and excludes the Company’s legal fees to defend the asbestos claims (which will continue to be expensed by the Company as they are incurred). In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $147 million, which is included primarily in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2019.
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
We have elected certain of the practical expedients available under the New Lease Accounting Standard upon adoption. We have applied the practical expedient which allows prospective transition to the New Lease Accounting Standard on January 1, 2019. Under the transition practical expedient, we did not reassess lease classification, embedded leases or initial direct costs. We have applied the practical expedient for short-term leases. We have lease agreements with lease and non-lease components. We have elected the practical expedients to combine these components for certain equipment leases. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities. The adoption of the New Lease Accounting Standard did not have a material effect on our Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows. Upon adoption, we recorded a $2.6 billion right-of-use asset and a $2.7 billion lease liability. The adoption of the New Lease Accounting Standard had an immaterial impact on retained earnings.
We enter into lease agreements for the use of real estate space, vehicles, information technology equipment, and certain other equipment under operating and finance leases. We determine if an arrangement contains a lease at inception. Operating leases are included in Operating lease right-of-use assets, Accrued liabilities, and Operating lease liabilities in our Condensed Consolidated Balance Sheet. Finance leases are not considered significant to our Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations. Finance lease right-of-use assets at June 30, 2019 of $74 million are included in Other assets in our Condensed Consolidated Balance Sheet. Finance lease liabilities at June 30, 2019 of $85 million are included in Long term debt currently due, and Long term debt in our Condensed Consolidated Balance Sheet.

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
Operating lease expense for the quarter and six months ended June 30, 2019 was $220 million and $379 million, respectively.
Supplemental cash flow information related to operating leases was as follows:

(dollars in millions)	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Operating cash flows for the measurement of operating lease liabilities	$(192)	$(337)
Operating lease right-of-use assets obtained in exchange for operating lease obligations	174	201

Operating lease right-of-use assets and liabilities are reflected on our Condensed Consolidated Balance Sheet as follows:

(dollars in millions, except lease term and discount rate)	June 30, 2019
Operating lease right-of-use assets	$2,740

Accrued liabilities	$(580)
Operating lease liabilities	(2,258)
Total operating lease liabilities	$(2,838)

Supplemental balance sheet information related to operating leases was as follows:

June 30, 2019
Weighted Average Remaining Lease Term (in years)	6.8
Weighted Average Discount Rate	3.6%

Undiscounted maturities of operating lease liabilities as of June 30, 2019 are as follows:

(dollars in millions)	Operating [1]
2019	$344
2020	629
2021	543
2022	412
2023	287
Thereafter	878
Total undiscounted lease payments	3,093
Less imputed interest	(255)
Total discounted lease payments	$2,838

1 Operating lease payments include $225 million related to options to extend lease terms that are reasonably certain of being exercised.

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
Total sales by segment include inter-segment sales, which are generally made at prices approximating those that the selling entity is able to obtain on external sales. Results for the quarters ended June 30, 2019 and 2018 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2019	2018	2019	2018	2019	2018
Otis	$3,348	$3,344	$515	$488	15.4%	14.6%
Carrier	4,962	5,035	836	1,645	16.8%	32.7%
Pratt & Whitney	5,150	4,736	424	397	8.2%	8.4%
Collins Aerospace Systems	6,576	3,962	1,172	569	17.8%	14.4%
Total segments	20,036	17,077	2,947	3,099	14.7%	18.1%
Eliminations and other	(402)	(372)	(239)	(97)
General corporate expenses	—	—	(124)	(126)
Consolidated	$19,634	$16,705	$2,584	$2,876	13.2%	17.2%

Results for the six months ended June 30, 2019 and 2018 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2019	2018	2019	2018	2019	2018
Otis	$6,444	$6,381	$941	$938	14.6%	14.7%
Carrier	9,285	9,411	1,365	2,237	14.7%	23.8%
Pratt & Whitney	9,967	9,065	857	810	8.6%	8.9%
Collins Aerospace Systems	13,089	7,779	2,028	1,157	15.5%	14.9%
Total segments	38,785	32,636	5,191	5,142	13.4%	15.8%
Eliminations and other	(786)	(689)	(340)	(108)
General corporate expenses	—	—	(222)	(230)
Consolidated	$37,999	$31,947	$4,629	$4,804	12.2%	15.0%

Geographic sales are attributed to the geographic regions based on their location of origin. Segment information for the quarters ended June 30, 2019 and 2018 is as follows:

	2019					2018
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
United States	$904	$2,707	$3,967	$4,797	$12,375	$859	$2,618	$3,652	$2,776	$9,905
Europe	992	1,301	112	988	3,393	1,054	1,455	126	585	3,220
Asia Pacific	1,200	737	294	210	2,441	1,169	720	312	85	2,286
Other	252	217	777	581	1,827	262	242	646	516	1,666
Total segment	$3,348	$4,962	$5,150	$6,576	$20,036	$3,344	$5,035	$4,736	$3,962	$17,077

Segment geographic information for the six months ended June 30, 2019 and 2018 is as follows:

	2019					2018
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
United States	$1,816	$4,921	$7,699	$9,527	$23,963	$1,704	$4,713	$6,773	$5,430	$18,620
Europe	1,947	2,593	221	2,011	6,772	2,059	2,839	299	1,192	6,389
Asia Pacific	2,176	1,349	549	399	4,473	2,091	1,405	680	169	4,345
Other	505	422	1,498	1,152	3,577	527	454	1,313	988	3,282
Total segment	$6,444	$9,285	$9,967	$13,089	$38,785	$6,381	$9,411	$9,065	$7,779	$32,636

Segment sales disaggregated by product type for the quarters ended June 30, 2019 and 2018 are as follows:

	2019					2018
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
Commercial and industrial, non aerospace	$3,348	$4,962	$5	$12	$8,327	$3,344	$5,035	$5	$15	$8,399
Commercial aerospace	—	—	3,538	4,855	8,393	—	—	3,369	3,024	6,393
Military aerospace	—	—	1,607	1,709	3,316	—	—	1,362	923	2,285
Total segment	$3,348	$4,962	$5,150	$6,576	$20,036	$3,344	$5,035	$4,736	$3,962	$17,077

Segment sales disaggregated by product type for the six months ended June 30, 2019 and 2018 are as follows:

	2019					2018
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
Commercial and industrial, non aerospace	$6,444	$9,285	$28	$26	$15,783	$6,381	$9,411	$26	$30	$15,848
Commercial aerospace	—	—	6,913	9,683	16,596	—	—	6,568	5,935	12,503
Military aerospace	—	—	3,026	3,380	6,406	—	—	2,471	1,814	4,285
Total segment	$6,444	$9,285	$9,967	$13,089	$38,785	$6,381	$9,411	$9,065	$7,779	$32,636

Segment sales disaggregated by sales type for the quarters ended June 30, 2019 and 2018 are as follows:

	2019					2018
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
Product	$1,511	$4,138	$3,305	$5,440	$14,394	$1,525	$4,213	$2,775	$3,340	$11,853
Service	1,837	824	1,845	1,136	5,642	1,819	822	1,961	622	5,224
Total segment	$3,348	$4,962	$5,150	$6,576	$20,036	$3,344	$5,035	$4,736	$3,962	$17,077

Segment sales disaggregated by sales type for the six months ended June 30, 2019 and 2018 are as follows:

	2019					2018
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
Product	$2,791	$7,705	$6,278	$10,846	$27,620	$2,744	$7,811	$5,312	$6,528	$22,395
Service	3,653	1,580	3,689	2,243	11,165	3,637	1,600	3,753	1,251	10,241
Total segment	$6,444	$9,285	$9,967	$13,089	$38,785	$6,381	$9,411	$9,065	$7,779	$32,636

Note 18: Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 328): Measurement of Credit Losses on Financial Instruments. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this ASU and its related amendments.
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
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this update make targeted improvements to GAAP for collaborative arrangements as follows: clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements; add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; and require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this ASU.

With respect to the unaudited condensed consolidated financial information of UTC for the quarters and six months ended June 30, 2019 and 2018, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 26, 2019, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of United Technologies Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of United Technologies Corporation and its subsidiaries (the “Company”) as of June 30, 2019, and the related condensed consolidated statements of operations, of comprehensive income and of changes in equity for the three-month and six-month periods ended June 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 26, 2019

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
Our military businesses' sales are affected by U.S. Department of Defense budget and spending levels, changes in market demand and the global political environment. Total sales to the U.S. Government were $2.7 billion and $1.8 billion for the quarters ended June 30, 2019 and 2018, 14% and 11% of total UTC sales for those periods, respectively. Our participation in long-term production, development and sustainment programs for the U.S. Government has and is expected to contribute positively to our results in 2019.
As has been previously disclosed, on November 26, 2018, the Company announced its intention to separate into three independent companies. Following the separations, the Company will operate as an aerospace company comprised of the Collins Aerospace Systems and Pratt & Whitney businesses, and Otis and Carrier will become independent companies. The proposed separations are expected to be effected through spin-offs of Otis and Carrier that are intended to be tax-free for the Company’s shareowners for U.S. federal income tax purposes, and are expected to be completed in the first half of 2020. Separation of Otis and Carrier from UTC via spin-off transactions will be subject to the satisfaction of customary conditions, including, among others, final approval by the Company’s Board of Directors, receipt of tax rulings in certain jurisdictions and/or a tax opinion from external counsel (as applicable), the filing with the Securities and Exchange Commission (SEC) and effectiveness of Form 10 registration statements, and satisfactory completion of financing (subject to UTC’s agreement to consummate the distributions pursuant to, and subject to the terms and conditions of, the Raytheon merger agreement). See Notes To Condensed Consolidated Financial Statements, Note 1 for additional information regarding the Raytheon transaction.
On June 9, 2019, UTC entered into a merger agreement with Raytheon Company (“Raytheon”) providing for an all-stock merger of equals transaction.  The Raytheon merger agreement provides, among other things, that each share of Raytheon common stock issued and outstanding immediately prior to the closing of the Raytheon merger (except for shares held by Raytheon as treasury stock) will be converted into the right to receive 2.3348 shares of UTC common stock.  Upon the closing of the Raytheon merger, Raytheon will become a wholly-owned subsidiary of UTC, and UTC will change its name to Raytheon Technologies Corporation. The Raytheon merger is expected to close in the first half of 2020 and is subject to customary closing conditions, including receipt of required regulatory approvals and the approval of both Raytheon’s and our shareowners, as well as the completion of UTC's previously announced separation of its Otis and Carrier businesses.

Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the six months ended June 30, 2019, our investment in business acquisitions was $32 million, which consisted of small acquisitions at Otis.
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
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of end market demand in construction, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2019. With regard to political conditions, the U.S. Government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system.  The U.S. may also impose sanctions on Turkish entities as a result.  Turkish companies supply components, some of which are sole-sourced, to our aerospace businesses for commercial and military engines and aerospace products.  Depending upon the scope and timing of U.S. sanctions on Turkey and potential reciprocal actions, if any, such sanctions or actions could impact our aerospace businesses’ sources of supply and could have a material adverse effect on our results of operations, cash flows or financial condition. See Part I, Item 1A, "Risk Factors" in our 2018 Form 10-K for further discussion.
The following activity is disclosed as required by Section 13(r)(1)(D) of the Securities Exchange Act of 1934, as amended, as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency:
Beginning in June 2016, Rockwell Collins provided access to two of its Flight Management Systems databases containing navigation and mapping information to MPT Maintenance, a South African aircraft maintenance provider, to support a Beechcraft B300 King Air aircraft owned by Iran Airports Company.  MPT Maintenance purchased a subscription to the databases that ran through November 2017, and was automatically renewed in December 2017, and again in December 2018.  MPT Maintenance paid a total of $11,365 for the original subscription and the first renewal, but it did not pay for the second renewal and Rockwell Collins disabled the subscription in mid-December 2018.  The last download from the databases under the subscription occurred in early December 2018. In May 2019, MPT Maintenance sought to reopen the subscription, and at that time, Rockwell Collins recognized the transaction was impermissible.  Iran Airports Company is believed to be owned by the Ministry of Roads and Urban Development, an agency of the Government of Iran.  UTC and its affiliates did not receive any revenues or profits attributable to this subscription after its acquisition of Rockwell Collins and has filed the relevant disclosure with the Treasury Department’s Office of Foreign Assets Control. UTC and its affiliates do not intend to engage in any further activity with Iran Airports Company.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2018 Annual Report, incorporated by reference in our 2018 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2019.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Net Sales	$19,634	$16,705	$37,999	$31,947

The factors contributing to the total percentage change year-over-year in total net sales for the quarter and six months ended June 30, 2019 are as follows:

	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Organic change	6%	7%
Foreign currency translation	(1)%	(2)%
Acquisitions and divestitures, net	13%	14%
Total % change	18%	19%
All four segments experienced organic sales growth for the quarter and six months ended June 30, 2019. During the quarter ended June 30, 2019, Collins Aerospace Systems sales grew 9% organically, primarily driven by higher commercial aftermarket and military OEM sales. Pratt & Whitney sales grew 9% organically, reflecting higher sales across all channels. Otis experienced 4% organic growth, reflecting higher service sales across all regions, and higher new equipment sales driven by growth in China. Organic sales growth of 2% at Carrier was driven by growth in global HVAC and transport refrigeration. The 13% increase in Acquisitions and divestitures, net for the quarter ended June 30, 2019 primarily reflects the impact of the November 26, 2018 acquisition of Rockwell Collins.
During the six months ended June 30, 2019, Pratt & Whitney sales grew 11% organically, reflecting higher sales across all channels. Collins Aerospace Systems sales grew 10% organically, reflecting higher commercial and military sales. Organic sales growth of 6% at Otis reflects higher new equipment sales driven by China and the Americas, and higher service sales across all regions. Organic sales growth of 3% at Carrier was driven by growth in transport refrigeration, as well as global HVAC. The 14% increase in Acquisitions and divestitures, net for the six months ended June 30, 2019 primarily reflects the impact of the November 26, 2018 acquisition of Rockwell Collins.
Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Total cost of products and services sold	$14,413	$12,422	$28,120	$23,702
Percentage of net sales	73.4%	74.4%	74.0%	74.2%
The factors contributing to the percentage change year-over-year for the quarter and six months ended June 30, 2019 in total cost of products and services sold are as follows:

	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Organic change	6%	7%
Foreign currency translation	(2)%	(2)%
Acquisitions and divestitures, net	12%	14%
Total % change	16%	19%
The organic increase in total cost of products and services sold for the quarter and six months ended June 30, 2019 was primarily driven by the organic sales increases noted above. The increase in Acquisitions and divestitures, net of 12% and 14% for the quarter and six months ended June 30, 2019 respectively, primarily reflects the impact of the acquisition of Rockwell Collins.
Gross Margin

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Gross margin	$5,221	$4,283	$9,879	$8,245
Percentage of net sales	26.6%	25.6%	26.0%	25.8%
The increase in gross margin as a percentage of sales for the quarter ended June 30, 2019 reflects a 300 basis point increase at Collins Aerospace Systems primarily driven by the impact of the Rockwell Collins merger, including the resulting synergies achieved, as well as an increase in commercial aftermarket sales and cost reduction initiatives. Otis gross margin increased 50 basis points primarily driven by improved service margins. Pratt & Whitney's gross margin declined 10 basis points as lower aftermarket margins driven by unfavorable contract adjustments were partially offset by higher product margins driven by cost reduction and favorable mix on large commercial engine shipments. Gross margin at Carrier was down 30 basis points primarily driven by unfavorable mix and higher commodities, tariffs, and logistics costs.
The increase in gross margin as a percentage of sales for the six months ended June 30, 2019 was primarily driven by a 90 basis point increase at Collins Aerospace Systems primarily driven the impact of the Rockwell Collins merger, including the resulting synergies achieved, and by an increase in commercial aftermarket sales and cost reduction initiatives. Otis gross margin was consistent with the prior year. Pratt & Whitney's gross margin declined 20 basis points as lower aftermarket margins driven by unfavorable contract adjustments were partially offset by higher product margins driven by cost reduction and favorable mix on large commercial engine shipments. Gross margin at Carrier was down 40 basis points primarily driven by unfavorable mix and higher commodities, tariffs, and logistics costs.
Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Company-funded	$743	$589	$1,471	$1,143
Percentage of net sales	3.8%	3.5%	3.9%	3.6%
Customer-funded	$573	$365	$1,124	$688
Percentage of net sales	2.9%	2.2%	3.0%	2.2%
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year increase (26%) in company-funded research and development for the quarter ended June 30, 2019 was primarily driven by the impact of the Rockwell Collins merger (19%). The remaining increase primarily reflects higher expenses across various commercial programs at Pratt & Whitney (6%). For the six months ended June 30, 2019 company-funded research and development increased 29%, driven by the impact of the Rockwell Collins acquisition (22%). The remaining increase primarily reflects higher expenses across various commercial programs at Pratt & Whitney (6%) and Collins Aerospace Systems (3%).
The increase (57%) in customer-funded research and development for the quarter ended June 30, 2019 was primarily driven by the impact of the Rockwell Collins merger (62%). Excluding this impact, customer-funded research and development decreased (5%) year-over-year driven by lower research and development expenses on military development programs at Pratt & Whitney (8%), partially offset by an increase in military development programs at Collins Aerospace Systems (2%). The increase (63%) in customer-funded research and development for the six months ended June 30, 2019 was also driven by the impact of the Rockwell Collins acquisition (64%). Excluding this impact, customer-funded research and development decreased (1%) as lower research and development expenses on military development programs at Pratt & Whitney (4%), were partially offset by higher expenses at Collins Aerospace Systems (2%).
Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Selling, general and administrative expenses	$2,106	$1,759	$4,103	$3,470
Percentage of net sales	10.7%	10.5%	10.8%	10.9%
Selling, general and administrative expenses increased 20% in the quarter ended June 30, 2019. The increase in expenses includes the impact of the Rockwell Collins acquisition (11%), and costs associated with the Company's intention to separate its commercial businesses (9%). Excluding these impacts, selling, general and administrative expenses were consistent with the prior year at each of the four segments.
Selling, general and administrative expenses increased 18% in the six months ended June 30, 2019, primarily driven by the impact of the Rockwell Collins acquisition (10%), costs associated with the Company's intention to separate its commercial businesses (6%) and higher restructuring costs (1%). The growth in Selling, general and administrative expenses also includes higher expenses at Pratt & Whitney (1%) driven by increased headcount and employee compensation related expenses and costs to support higher volumes. Selling, general and administrative expenses at Collins Aerospace Systems, Otis and Carrier were consistent with the prior year.

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
Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Other income, net	$212	$941	$324	$1,172
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The year-over-year decrease in Other income (77%) for the quarter ended June 30, 2019 primarily reflects the absence of the prior year gain on the sale of Taylor Company (84%) and the net unfavorable year-over-year impact of foreign exchange gains and losses (3%), partially offset by the absence of a prior year impairment of assets related to a previously acquired business at Collins Aerospace Systems (5%).
The year-over-year decrease in Other income, net (72%) for the six months ended June 30, 2019 primarily reflects the absence of the prior year gain on the sale of Taylor Company (68%) and the net unfavorable year-over-year impact of foreign exchange gains and losses (5%), partially offset by the absence of a prior year impairment of assets related to a previously acquired business at Collins Aerospace Systems (4%).
Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Interest expense	$438	$258	$888	$514
Interest income	(78)	(24)	(97)	(51)
Interest expense, net	$360	$234	$791	$463
Average interest expense rate	3.6%	3.5%	3.7%	3.5%
Interest expense, net increased 54% and 71% for the quarter and six months ended June 30, 2019, respectively. The increase in interest expense primarily reflects the impact of the August 16, 2018 issuance of notes representing $11 billion in aggregate principal. The average maturity of our long-term debt at June 30, 2019 is approximately 10 years. The increase in interest income for the quarter and six months ended June 30, 2019 was primarily driven by interest income related to tax settlements.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective tax rate	18.1%	24.5%	19.7%	25.8%
The decrease in the effective tax rate for the quarter ended June 30, 2019 is primarily the result of favorable adjustments related to the conclusion of the audit by the Examination Division of the Internal Revenue Service for the UTC 2014, 2015 and 2016 tax years and the filing by a subsidiary of the Company to participate in an amnesty program offered by the Italian Tax Authority. These benefits were partially offset by tax charges connected to the Company’s portfolio separation transactions.
The decrease in the effective tax rate for the six months ended June 30, 2019 is principally related to the items described above in addition to the impact of the Tax Cuts and Jobs Act of 2017 (TCJA) interpretive guidance and the absence of the TCJA provisional adjustments recorded through the second quarter of 2018.
The Company will continue to review and incorporate as necessary TCJA changes related to forthcoming U.S. Treasury Regulations, other updates, and the finalization of the deemed inclusions to be reported on the Company’s 2018 U.S. federal income tax return.
As shown in the table above, the effective tax rate for the six months ended June 30, 2019 is 19.7%; the effective income tax rate for the same period, excluding restructuring, non-operational nonrecurring items is 23.1%. The rate is still subject to change as guidance and interpretations related to the TCJA continue to be finalized. We anticipate some variability in the tax rate quarter to quarter from potential discrete items. The Company expects to continue to incur tax costs associated with the ongoing separation of its commercial businesses which is expected to be complete in the first half of 2020.
Net Income Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2019	2018	2019	2018
Net income attributable to common shareowners	$1,900	$2,048	$3,246	$3,345
Diluted earnings per share from operations	$2.20	$2.56	$3.76	$4.18
Net income attributable to common shareowners for the quarter ended June 30, 2019 includes restructuring charges, net of tax benefit, of $48 million, as well as a net gain for significant non-operational and/or nonrecurring items, including the impact of taxes, of $50 million. The offsetting effects of restructuring charges and significant non-operational and/or nonrecurring items resulted in no net impact on diluted earnings per share for the quarter ended June 30, 2019. The effect of foreign currency translation and Pratt &Whitney Canada hedging generated an unfavorable impact of $0.01 per diluted share.
Net income attributable to common shareowners for the quarter ended June 30, 2018 includes restructuring charges, net of tax benefit, of $59 million as well as a net gain for significant non-operational and/or nonrecurring items, including the impact of taxes, of $531 million, primarily reflecting a gain on the sale of Taylor Company. The effect of restructuring charges and significant non-operational and/or nonrecurring items on diluted earnings per share for the quarter ended June 30, 2018 was a gain of $0.59 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.01 per diluted share.
Net income attributable to common shareowners for the six months ended June 30, 2019 includes restructuring charges, net of tax benefit, of $131 million as well as a net charge for significant non-operational and/or nonrecurring items, including the impact of taxes, of $168 million. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the six months ended June 30, 2019 was a charge of $0.35 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated an unfavorable impact of $0.04 per diluted share.
Net income attributable to common shareowners for the six months ended June 30, 2018 includes restructuring charges, net of tax benefit, of $111 million as well as a net gain for significant non-operational and/or nonrecurring items, including the impact of taxes, of $459 million, primarily reflecting a gain on the sale of Taylor Company. The effect of restructuring charges and nonrecurring items on diluted earnings per share for the six months ended June 30, 2018 was a gain of $0.44 per share while the effect of foreign currency translation and Pratt &Whitney Canada hedging generated a favorable impact of $0.06 per diluted share.

Restructuring Costs

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Restructuring costs	$178	$149
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
2019 Actions. During the six months ended June 30, 2019, we recorded net pre-tax restructuring charges of $115 million relating to ongoing cost reduction actions initiated in 2019. We expect to incur additional restructuring charges of $73 million to complete these actions. We are targeting to complete in 2019 and 2020 the majority of the remaining workforce and facility related cost reduction actions initiated in 2019. We expect recurring pre-tax savings in continuing operations to increase to approximately $160 million annually over the two-year period subsequent to initiating the actions. Approximately 92% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2019, we had cash outflows of approximately $55 million related to the 2019 actions.

2018 Actions. During the six months ended June 30, 2019 and 2018, we recorded net pre-tax restructuring charges of $39 million and $73 million, respectively, for actions initiated in 2018. We expect to incur additional restructuring charges of $20 million to complete these actions. We are targeting to complete in 2019 the majority of the remaining workforce and facility related cost reduction actions initiated in 2018. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions to approximately $260 million annually, of which, approximately $85 million was realized during the six months ended June 30, 2019. Approximately 92% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2019, we had cash outflows of approximately $104 million related to the 2018 actions.
In addition, during the six months ended June 30, 2019, we recorded net pre-tax restructuring costs totaling $24 million for restructuring actions initiated in 2017 and prior. For additional discussion of restructuring, see Note 8 to the Condensed Consolidated Financial Statements.
Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters and six months ended June 30, 2019 and 2018 are included in "Eliminations and other", which also includes certain smaller subsidiaries. We attempt to quantify material factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
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
At constant currency and excluding the effect of acquisitions and divestitures, Carrier equipment orders in the quarter ended June 30, 2019 decreased 12% in comparison to the same period of the prior year, driven by decreases in transport refrigeration (63%), commercial refrigeration (11%), commercial HVAC (4%) and North America residential HVAC equipment (3%). Fire and security products equipment orders were consistent with the prior year. At constant currency, Otis new equipment orders in the quarter decreased 6% in comparison to the prior year as increased orders in China (5%) were more than offset by decreased orders in the Americas (17%), Asia excluding China (16%) and Europe and the Middle East (2%).
Summary performance for each of the commercial businesses for the quarters ended June 30, 2019 and 2018 was as follows:

	Otis			Carrier
(dollars in millions)	2019	2018	Change	2019	2018	Change
Net Sales	$3,348	$3,344	—%	$4,962	$5,035	(1)%
Cost of Sales	2,374	2,389	(1)%	3,487	3,521	(1)%
	974	955	2%	1,475	1,514	(3)%
Operating Expenses and Other	459	467	(2)%	639	(131)	(588)%
Operating Profits	$515	$488	6%	$836	$1,645	(49)%

Operating Profit Margins	15.4%	14.6%	16.8%	32.7%
Summary performance for each of the commercial businesses for the six months ended June 30, 2019 and 2018 was as follows:

	Otis			Carrier
(dollars in millions)	2019	2018	Change	2019	2018	Change
Net Sales	$6,444	$6,381	1%	$9,285	$9,411	(1)%
Cost of Sales	4,569	4,523	1%	6,575	6,625	(1)%
	1,875	1,858	1%	2,710	2,786	(3)%
Operating Expenses and Other	934	920	2%	1,345	549	145%
Operating Profits	$941	$938	—%	$1,365	$2,237	(39)%

Operating Profit Margins	14.6%	14.7%	14.7%	23.8%

Otis –
Quarter Ended June 30, 2019 Compared with Quarter Ended June 30, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	4%	(4)%	—%	—%	—%
Cost of Sales	4%	(5)%	—%	—%	—%
Operating Profits	7%	(6)%	—%	2%	3%

The organic sales increase of 4% primarily reflects higher service sales across all regions (2%), primarily driven by growth in the Americas (1%) and Asia (1%), and higher new equipment sales (2%) driven by growth in China.
The operational profit increase of 7% was driven by:

•	margin contribution from the higher sales volumes noted above (9%)

•	favorable productivity (1%)
These increases were partially offset by:

•	higher selling, general and administrative expenses (3%)

•	unfavorable transactional foreign exchange gains and losses from mark-to-market adjustments and embedded foreign currency derivatives within certain new equipment contracts (1%)
The 3% increase in "Other" primarily represents the absence of the unfavorable impact of prior year legal matters.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	6%	(5)%	—%	—%	—%
Cost of Sales	6%	(5)%	—%	—%	—%
Operating Profits	3%	(5)%	—%	1%	1%
The organic sales increase of 6% primarily reflects higher new equipment sales (3%) driven by growth in China (2%) and the Americas (1%), and higher service sales (3%), driven by growth in the Americas (1%), Asia (1%) and Europe and the Middle East (1%).
The operational profit increase of 3% was driven by:

•	margin contribution from the higher sales volumes noted above (8%)

•	favorable productivity (1%)

These increases were partially offset by:

•	higher selling, general and administrative expenses (3%)

•	unfavorable transactional foreign exchange gains and losses from mark-to-market adjustments and embedded foreign currency derivatives within certain new equipment contracts (4%)
The 1% increase in "Other" primarily represents the absence of the unfavorable impact of prior year legal matters.

Carrier –
Quarter Ended June 30, 2019 Compared with Quarter Ended June 30, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	2%	(2)%	(1)%	—%	—%
Cost of Sales	3%	(3)%	(1)%	—%	—%
Operating Profits	(1)%	(1)%	—%	—%	(47)%
The organic sales increase of 2% was primarily driven by growth in commercial HVAC (1%) as well as increases in North America residential HVAC and transport refrigeration (1%, combined).

Operational profit decreased 1% in comparison to the prior year as the impact of favorable pricing (4%) was partially offset by the unfavorable impact of commodity costs, tariffs, labor productivity and logistics (3%). This net favorability was more than offset by investments in productivity initiatives (1%) and unfavorable mix, net of higher volume (1%).

The 47% decrease in Other primarily reflects the absence of the prior year gain on the sale of Taylor Company.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	3%	(3)%	(1)%	—%	—%
Cost of Sales	4%	(3)%	(2)%	—%	—%
Operating Profits	(2)%	(1)%	(1)%	(1)%	(34)%

The organic sales increase of 3% was primarily driven by growth in transport refrigeration (1%) as well as global HVAC (2%).

Operational profit decreased 2% in comparison to the prior year. The impact of favorable pricing and material productivity (6%, combined) was partially offset by the unfavorable impact of commodity costs, tariffs, labor productivity and logistics (5%). This net favorability was more than offset by increased selling, general and administrative costs, net of restructuring savings (1%), unfavorable mix, net of higher volume (1%) and investments in productivity initiatives (1%).

The 34% decrease in Other primarily reflects the absence of the prior year gain on the sale of Taylor Company.

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
We continue to see growth in a strong commercial airline industry which is benefiting from traffic growth and stronger economic conditions. Airline traffic, as measured by RPMs, grew approximately 5% in the first five months of 2019.

Our commercial aftermarket businesses continue to evolve as a significant portion of our aerospace businesses' customers are covered under long-term aftermarket service agreements at Pratt & Whitney and Collins Aerospace Systems. These agreements are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to long-term aftermarket service agreements in lieu of transactional spare part sales as new aerospace products enter our customers' fleets under long-term service agreements and legacy fleets are retired. For the first six months of 2019, as compared with 2018, total commercial aerospace aftermarket sales increased 69% at Collins Aerospace Systems (up 13% excluding the impact of the Rockwell Collins acquisition) and 1% at Pratt & Whitney.
Operating profit in the quarter and six months ended June 30, 2019 included net unfavorable changes in aerospace contract estimates totaling $69 million and $81 million, respectively, primarily reflecting net unfavorable contract adjustments at Pratt & Whitney. Operating profit in the quarter and six months ended June 30, 2018 included net unfavorable changes in aerospace contract estimates totaling $41 million and $82 million, respectively, primarily reflecting net unfavorable contract adjustments recorded at Pratt & Whitney.
Summary performance for each of the aerospace businesses for the quarters ended June 30, 2019 and 2018 was as follows:

	Pratt & Whitney			Collins Aerospace Systems
(dollars in millions)	2019	2018	Change	2019	2018	Change
Net Sales	$5,150	$4,736	9%	$6,576	$3,962	66%
Cost of Sales	4,237	3,893	9%	4,654	2,922	59%
	913	843	8%	1,922	1,040	85%
Operating Expenses and Other	489	446	10%	750	471	59%
Operating Profits	$424	$397	7%	$1,172	$569	106%

Operating Profit Margins	8.2%	8.4%	17.8%	14.4%
Summary performance for each of the aerospace businesses for the six months ended June 30, 2019 and 2018 was as follows:

	Pratt & Whitney			Collins Aerospace Systems
(dollars in millions)	2019	2018	Change	2019	2018	Change
Net Sales	$9,967	$9,065	10%	$13,089	$7,779	68%
Cost of Sales	8,168	7,414	10%	9,484	5,705	66%
	1,799	1,651	9%	3,605	2,074	74%
Operating Expenses and Other	942	841	12%	1,577	917	72%
Operating Profits	$857	$810	6%	$2,028	$1,157	75%

Operating Profit Margins	8.6%	8.9%	15.5%	14.9%
Pratt & Whitney –
Quarter Ended June 30, 2019 Compared with Quarter Ended June 30, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	9%	—%	—%	—%	—%
Cost of Sales	9%	—%	—%	—%	—%
Operating Profits	4%	2%	—%	—%	1%
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

The organic sales growth of 9% primarily reflects higher commercial OEM sales (4%), higher military sales (4%), and higher commercial aftermarket sales (1%).

The operational profit increase of 4% was primarily driven by:

•	higher commercial OEM margin contribution (18%) primarily driven by continued year-over-year cost reduction and favorable mix on large commercial engine shipments

•	higher military margin contribution (4%) driven by the sales increase noted above and favorable mix
These increases were partially offset by:

•	higher research and development costs (9%)

•	higher selling, general and administrative expenses and other ramp-related costs (5%)

•	lower commercial aftermarket margin contribution (4%) primarily driven by net unfavorable changes in contract estimates

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	11%	(1)%	—%	—%	—%
Cost of Sales	11%	(1)%	—%	—%	—%
Operating Profits	6%	—%	—%	(2)%	2%

The organic sales growth of 11% primarily reflects higher commercial OEM sales (5%), higher military sales (5%), and higher commercial aftermarket sales of (1%).
The operational profit increase of 6% was primarily driven by:

•	higher military profit contribution (10%), driven by the sales increase noted above

•	higher OEM margin contribution (7%) primarily driven by continued year-over-year cost reduction, favorable mix on large commercial engine shipments, and lower customer support costs
These increases were partially offset by:

•	higher research and development costs (8%)

•	higher selling, general and administrative expenses and other ramp-related costs (3%)
The 2% increase in "Other" primarily reflects favorable year-over-year licensing income.

Collins Aerospace Systems –
Quarter Ended June 30, 2019 Compared with Quarter Ended June 30, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	9%	—%	57%	—%	—%
Cost of Sales	8%	(1)%	53%	(1)%	—%
Operating Profits	21%	2%	75%	3%	5%

The organic sales growth of 9% primarily reflects higher commercial aerospace aftermarket sales (6%), and higher military OEM sales (2%).
The increase in operational profit of 21% primarily reflects:

•	higher commercial aerospace aftermarket margin contribution driven by the sales growth noted above, partially offset by lower commercial aerospace OEM margin contribution (net, 23%)

•	lower selling, general and administrative expenses (1%)
These increases were partially offset by:

•	higher research and development costs (4%)
The 5% increase in Other primarily reflects the absence of a prior year impairment of assets related to a previously acquired business.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	10%	(1)%	59%	—%	—%
Cost of Sales	10%	(1)%	57%	—%	—%
Operating Profits	12%	2%	61%	—%	—%
The organic sales increase of 10% primarily reflects higher commercial aerospace OEM and aftermarket sales (8%), and higher military sales (2%).
The operational profit increase of 12% primarily reflects:

•	higher commercial aerospace aftermarket margin contribution driven by the sales growth noted above, partially offset by lower commercial aerospace OEM margin contribution (net, 19%)
This increase was partially offset by:

•	higher selling, general and administrative expenses (3%)

•	higher research and development costs (3%)

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended June 30,		Quarter Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Eliminations and other	$(402)	$(372)	$(239)	$(97)
General corporate expenses	—	—	(124)	(126)

	Net Sales		Operating Profits
	Six Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Eliminations and other	$(786)	$(689)	$(340)	$(108)
General corporate expenses	—	—	(222)	(230)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year increase in sales eliminations for the quarter and six months ended June 30, 2019, as compared to the same periods of 2018, reflects an increase in the amount of inter-segment eliminations, principally between our aerospace businesses. The decrease in operating profits for the quarter ended June 30, 2019 is primarily driven by costs associated with the Company's intention to separate its commercial businesses. The decrease in operating profits for the six months ended June 30, 2018 is primarily driven by costs associated with the Company's intention to separate its commercial businesses and the absence of the favorable impact of prior year insurance settlements, partially offset by lower transaction costs related to the acquisition of Rockwell Collins.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$6,819	$6,152	$11,068
Total debt	45,251	45,537	28,309
Net debt (total debt less cash and cash equivalents)	38,432	39,385	17,241
Total equity	42,977	40,610	33,346
Total capitalization (total debt plus total equity)	88,228	86,147	61,655
Net capitalization (total debt plus total equity less cash and cash equivalents)	81,409	79,995	50,587

Total debt to total capitalization	51%	53%	46%
Net debt to net capitalization	47%	49%	34%
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
At June 30, 2019, we had cash and cash equivalents of $6,819 million, of which approximately 76% was held by UTC's foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, in the fourth quarter of 2018, it has recorded the taxes therewith. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, UTC will continue to permanently reinvest these earnings. We have repatriated approximately $1.3 billion of cash for the six months ended June 30, 2019.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions, divestitures or other legal obligations. As of June 30, 2019 and December 31, 2018, the amount of such restricted cash was approximately $37 million and $60 million, respectively.
Historically, our strong debt ratings and financial position have enabled us to issue long-term debt at favorable market rates. Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization of 51% at June 30, 2019 is down 200 basis points from December 31, 2018 and increased 500 basis points from June 30, 2018, primarily reflecting additional borrowings used to finance the acquisition of Rockwell Collins as well as the acquisition of Rockwell Collins' outstanding debt.
At June 30, 2019, we had credit agreements with various banks permitting aggregate borrowings of up to $10.35 billion, including: a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which expire in August 2021; and a $2.0 billion revolving credit agreement and a $4.0 billion term credit agreement, both of which we entered into on March 15, 2019 and which will expire on March 15, 2021 or, if earlier, the date that is 180 days after the date on which each of the separations of Otis and Carrier have been consummated. On March 15, 2019, we terminated the $1.5 billion revolving credit agreement that we entered into on November 26, 2018. As of June 30, 2019, there were no borrowings under any of these agreements. The undrawn portions of these revolving credit agreements are also available to serve as backup facilities for the issuance of commercial paper.
As of June 30, 2019, our maximum commercial paper borrowing limit was $6.35 billion. Commercial paper borrowings at June 30, 2019 include approximately €750 million ($855 million) of euro-denominated commercial paper. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

We had no debt issuances during the six months ended June 30, 2019 and had the following issuances of debt in 2018:

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
We had no debt payments during the six months ended June 30, 2019 and had the following repayments of debt in 2018:

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
Cash Flow - Operating Activities

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Net cash flows provided by operating activities	$3,611	$2,555
Cash generated from operating activities in the six months ended June 30, 2019 was $1,056 million higher than the same period in 2018 largely due to higher net income. Cash outflows for working capital improved $33 million in the six months ended June 30, 2019 over the prior period. Factoring activity resulted in a decrease of approximately $1.2 billion in cash flows from operating activities during the six months ended June 30, 2019, as compared to the prior year. This decline in factoring activity was primarily driven by Pratt & Whitney partially offset by increased factoring at Collins Aerospace Systems. Factoring activity does not reflect the factoring of certain receivables performed at customer request for which we are compensated by the customer for the extended collection cycle.
In the six months ended June 30, 2019, cash outflows from working capital were $456 million. Contract assets, current increased $491 million due to work performed in excess of billings at Pratt & Whitney and Collins Aerospace Systems. Inventory increased $1.1 billion primarily driven by an increase to support higher sales volumes at Collins Aerospace Systems, the Geared Turbofan at Pratt & Whitney, and seasonal build in the HVAC businesses at Carrier. These outflows were partially offset by decreases in Accounts receivable of $769 million primarily due to improved collections at Pratt & Whitney and increases in Contract liabilities, current of $381 million primarily driven by Pratt & Whitney billings in excess of work performed, higher advanced billings at Otis and by Collins Aerospace Systems.
In the six months ended June 30, 2018, cash outflows from working capital were $489 million. Accounts receivables increased from an increase in sales volume driven by Carrier Residential & Commercial HVAC businesses, Collins Aerospace Systems and Pratt & Whitney. Contract assets increased due to costs in excess of billings primarily at Pratt & Whitney driven by military engines, at Otis due to progression on major projects, and at Carrier in Commercial HVAC. Inventory increased in the quarter primarily driven by Carrier seasonal build and an increase in production work in process for the Geared Turbofan at Pratt & Whitney. These increases were partially offset by increases in accounts payable and accrued liabilities, driven by the higher inventory purchasing activity and customer advances at Pratt & Whitney as well as an increase in current contract liabilities driven by seasonal advanced billings and progress payments on major contracts at Otis and the timing of billings on aftermarket contracts at Pratt & Whitney.
The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality assumptions. We can contribute cash or UTC shares to our plans at our discretion, subject to applicable regulations. Total cash contributions to our global defined benefit pension plans during the six months ended June 30, 2019 and 2018 were approximately $79 million and $59 million, respectively. Although our domestic pension plans are approximately 99% funded on a projected benefit obligation basis as of June 30, 2019, and we are not required to make additional contributions through the end of 2024, we may elect to make discretionary contributions in 2019. We expect to make total contributions of approximately $125 million to our global defined benefit pension plans in 2019, including $25 million to our domestic pension plans. Contributions to our global defined benefit pension plans in 2019 are expected to meet or exceed the current funding requirements.
Cash Flow - Investing Activities

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Net cash flows used in investing activities	$(1,217)	$(238)
Cash flows used in investing activities for the six months ended June 30, 2019 and 2018 primarily reflect capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts. The $979 million increase in cash flows used in investing activities in the six months ended June 30, 2019 compared to June 30, 2018 primarily relates to the absence of $1 billion in proceeds from the sale of Taylor Company in June 2018 by Carrier.
Capital expenditures for the six months ended June 30, 2019 of $830 million primarily relates to the Rockwell Merger as well as several projects at Collins Aerospace Systems and investments in production capacity at Pratt & Whitney.
Cash investments in businesses in the six months ended June 30, 2019 of $32 million consisted of small acquisitions at Otis. Dispositions of businesses in the six months ended June 30, 2019 of $133 million primarily consisted of the businesses held for sale associated with the Rockwell acquisition.
Customer financing activities in the six months ended June 30, 2019 were a net use of cash of $331 million, primarily driven by additional Geared Turbofan engines to support customer fleets. We may also arrange for third parties to assume a portion of our commitments. We had commercial aerospace financing and other contractual commitments of approximately $15.9 billion at June 30, 2019 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $1.3 billion may be required to be disbursed during the remainder of 2019. We had commercial aerospace financing and other contractual commitments of approximately $15.5 billion at December 31, 2018.
During the six months ended June 30, 2019, our collaboration intangible assets increased by approximately $169 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE.
As discussed in Note 9 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. The settlement of these derivative instruments resulted in a net cash inflow of approximately $61 million during the six months ended June 30, 2019 compared to a net cash inflow of $82 million during the six months ended June 30, 2018.
Cash Flow - Financing Activities

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Net cash flows used in financing activities	$(1,766)	$(211)
Our financing activities primarily include the issuance and repayment of short term and long term debt, payment of dividends and stock repurchases. Net cash used in financing activities increased $1,555 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a decrease in short term borrowings of $969 million, an increase in dividends paid on Common Stock of $149 million, and a reduction in net debt issuances of $346 million.
Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $855 million of outstanding commercial paper at June 30, 2019.
At June 30, 2019, management had remaining authority to repurchase approximately $1.9 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law, including restrictions arising from the pending merger transaction with Raytheon. We made cash payments of approximately $69 million to repurchase approximately 552 thousand shares of our common stock during the six months ended June 30, 2019.
We paid dividends on common stock of $0.735 per share in the first and second quarter of 2019, totaling approximately $1,219 million in the aggregate for the six months ended June 30, 2019. On June 10, 2019, the Board of Directors declared a dividend of $0.735 per share payable September 10, 2019 to shareowners of record at the close of business on August 16, 2019.
We previously had a universal shelf registration statement filed with the SEC, which expired on April 29, 2019.  Our ability to renew our shelf registration statement may be limited as a result of the separation transactions as well as our proposed merger with Raytheon; as noted above, we entered into a new $2.0 billion revolving credit agreement and a $4.0 billion term credit agreement on March 15, 2019 to be used for general corporate purposes, including the repayment, repurchase or redemption of existing debt, and to serve as backup facilities to support additional issuances of commercial paper. We expect to renew our shelf registration statement following the separation transactions or earlier, as appropriate.

Off-Balance Sheet Arrangements and Contractual Obligations
In our 2018 Annual Report, incorporated by reference in our 2018 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of June 30, 2019, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2019. For discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our 2018 Form 10-K.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the six months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident,” “on track” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates, R&D spend, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, other anticipated benefits of the Rockwell Merger, the proposed merger with Raytheon or the spin-offs by United Technologies of Otis and Carrier into separate independent companies (the “separation transactions”), including estimated synergies and customer cost savings resulting from the proposed merger, the expected timing of completion of the proposed merger and the separation transactions, estimated costs associated with such transactions and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•
the effect of economic conditions in the industries and markets in which we and Raytheon operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction and in both the commercial and defense segments of the aerospace industry, levels of air travel, financial condition of commercial airlines, the impact of weather conditions and natural disasters, the financial condition of our customers and suppliers, and the risks associated with U.S. government sales (including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration, a government shutdown, or otherwise, and uncertain funding of programs);

•
challenges in the development, production, delivery, support, performance and realization of the anticipated benefits (including our expected returns under customer contracts) of advanced technologies and new products and services;

•
the scope, nature, impact or timing of the proposed merger with Raytheon and the separation transactions and other merger, acquisition and divestiture activity, including among other things the integration of or with other businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs and expenses;

•
future levels of indebtedness, including indebtedness that may be incurred in connection with the proposed merger with Raytheon and the separation transactions, and capital spending and research and development spending;

•	future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;

•
the timing and scope of future repurchases of our common stock, which may be suspended at any time due to various factors, including market conditions and the level of other investing activities and uses of cash, including in connection with the proposed merger with Raytheon;

•	delays and disruption in delivery of materials and services from suppliers;

•
company and customer-directed cost reduction efforts and restructuring costs and savings and other consequences thereof (including the potential termination of U.S. government contracts and performance under undefinitized contract awards and the potential inability to recover termination costs);

•	new business and investment opportunities;

•	the ability to realize the intended benefits of organizational changes;

•	the anticipated benefits of diversification and balance of operations across product lines, regions and industries;

•	the outcome of legal proceedings, investigations and other contingencies;

•	pension plan assumptions and future contributions;

•	the impact of the negotiation of collective bargaining agreements and labor disputes;

•
the effect of changes in political conditions in the U.S. and other countries in which we and Raytheon and our businesses each operate, including the effect of changes in U.S. trade policies or the U.K.’s pending withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;

•
the effect of changes in tax (including U.S. tax reform enacted on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act of 2017), environmental, regulatory and other laws and regulations (including, among other things, export and import requirements such as the International Traffic in Arms Regulations and the Export Administration Regulations, anti-bribery and anti-corruption requirements, including the Foreign Corrupt Practices

Act, industrial cooperation agreement obligations, and procurement and other regulations) in the U.S. and other countries in which we, Raytheon and our businesses each operate;

•
negative effects of the announcement or pendency of the proposed merger with Raytheon or the separation transactions on the market price of our and/or Raytheon’s respective common stock and/or on our respective financial performance;

•
the ability of UTC and Raytheon to receive the required regulatory approvals for the proposed merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction) and approvals of our shareowners and Raytheon’s shareholders and to satisfy the other conditions to the closing of the merger on a timely basis or at all;

•	the occurrence of events that may give rise to a right of one or both of UTC or Raytheon to terminate the merger agreement;

•	risks relating to the value of our shares to be issued in the proposed merger with Raytheon, significant transaction costs and/or unknown liabilities;

•
the possibility that the anticipated benefits from the proposed merger with Raytheon cannot be realized in full or at all or may take longer to realize than expected, including risks associated with third party contracts containing consent and/or other provisions that may be triggered by the proposed transaction;

•	risks associated with merger-related litigation;

•	the possibility that costs or difficulties related to the integration of UTC’s and Raytheon’s operations will be greater than expected;

•
risks relating to completed merger, acquisition and divestiture activity, including UTC’s integration of Rockwell Collins, including the risk that the integration may be more difficult, time-consuming or costly than expected or may not result in the achievement of estimated synergies within the contemplated time frame or at all;

•	the ability of each of UTC, Raytheon, the companies resulting from the separation transactions and the combined company to retain and hire key personnel;

•
the expected benefits and timing of the separation transactions, and the risk that conditions to the separation transactions will not be satisfied and/or that the separation transactions will not be completed within the expected time frame, on the expected terms or at all;

•
the intended qualification of (i) the merger as a tax-free reorganization and (ii) the separation transactions as tax-free to UTC and UTC’s shareowners, in each case, for U.S. federal income tax purposes;

•
the possibility that any opinions, consents, approvals or rulings required in connection with the separation transactions will not be received or obtained within the expected time frame, on the expected terms or at all;

•	expected financing transactions undertaken in connection with the proposed merger with Raytheon and the separation transactions and risks associated with additional indebtedness;

•	the risk that dissynergy costs, costs of restructuring transactions and other costs incurred in connection with the separation transactions will exceed our estimates; and

•
the impact of the proposed merger and the separation transactions on the respective businesses of UTC and Raytheon and the risk that the separation transactions may be more difficult, time-consuming or costly than expected, including the impact on UTC’s resources, systems, procedures and controls and the impact on relationships with customers, suppliers, employees and other business counterparties.

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Consolidated Financial Statements" under the heading "Note 15: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Critical Accounting Estimates," "Results of Operations," and "Liquidity and Financial Condition," and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and in our 2018 Annual Report and 2018 Form 10-K. Additional important information as to these factors is included in our 2018 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters", in our 2018 Form 10-K in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole" and in our Form S-4 Registration Statements (Registration No. 333-220883) and (Registrations No. 333-232696) under the heading "Risk Factors". The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

737 MAX Aircraft Litigation
Multiple lawsuits have been filed in U.S. courts relating to the October 29, 2018 Lion Air Flight 610 and/or the March 10, 2019 Ethiopian Airlines Flight 302 accidents.  Certain of our Collins Aerospace businesses have been named as a party, among others, in many of these lawsuits.  Collins Aerospace sold certain aircraft parts and systems to The Boeing Company for the 737 MAX aircraft involved in these accidents.  We are also fully supporting all ongoing governmental investigations and inquiries relating to the accidents.  We do not expect that the lawsuits or governmental investigations or inquiries will have a material adverse effect on our financial position, results of operations or cash flows.
See Note 15: Contingent Liabilities, for discussion regarding other legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2018 Form 10-K and Part II - Other Information, Item 1. Legal Proceedings of our 2019 Form 10-Q for the quarter ended March 31, 2019.

Item 1A.	Risk Factors
Except as noted below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our 2018 Form 10-K.
Risks Relating to our Proposed Merger with Raytheon

We may not complete the combination with Raytheon or complete the combination within the time frame we anticipate; the combined business may underperform relative to our expectations; the combination may cause our financial results to differ from our expectations or the expectations of the investment community; we may not be able to achieve anticipated cost savings or other anticipated benefits.

The completion of the combination with Raytheon is subject to a number of conditions. The failure to satisfy all of the required conditions could delay the completion of the combination for a significant period of time or prevent it from occurring at all. Any delay in completing the combination could cause UTC not to realize some or all of the benefits that UTC expects to achieve if the combination is successfully completed within the expected timeframe, or could cause UTC to realize such benefits on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents for the combination that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business or may materially delay the completion of the combination. Moreover, the completion of the combination is subject to the completion of the spin-offs of Otis and Carrier, which are themselves subject to a number of conditions (subject to UTC’s agreement to consummate the distributions pursuant to, and subject to the terms and conditions of, the Raytheon merger agreement). Any delay in or prevention of the completion of the spin-offs could delay or prevent the completion of the combination.

The success of the combination will depend, in part, on the combined company’s ability to successfully combine and integrate the businesses of UTC and Raytheon and realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies, from the combination. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the combined company’s common stock may decline.
The integration of the two companies may result in material challenges, including, without limitation:

•	managing larger combined aerospace systems and defense businesses;

•	maintaining employee morale and retaining key management and other employees;

•
retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the combination, and attracting new business and operational relationships;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	the possibility of significant costs involved in connection with completing the merger, including costs to achieve expected synergies;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems; and

•	unforeseen expenses or delays associated with the combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended June 30, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2019	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	95	$137.54	95	$1,919
May 1 - May 31	104	132.35	104	$1,905
June 1 - June 30	97	128.73	97	$1,893
Total	296	$132.82	296
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At June 30, 2019, the maximum dollar value of shares that may yet be purchased under this current program was approximately $1,893 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law, including restrictions arising from the pending merger transaction with Raytheon. No shares were reacquired in transactions outside the program during the quarter ended June 30, 2019.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	United Technologies Corporation Merger Severance Plan for Corporate Office Executives and Other Key Employees

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: utx-20190630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20190630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20190630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20190630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20190630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20190630_pre.xml)
Notes to Exhibits List:

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statement of Changes in Equity for the quarters and six months ended June 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION (Registrant)

Dated:	July 26, 2019	by:	/s/ AKHIL JOHRI
Akhil Johri
Executive Vice President & Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 26, 2019	by:	/s/ ROBERT J. BAILEY
Robert J. Bailey
Corporate Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)