Form 10-K
period 2019-12-31
UNITED TECHNOLOGIES CORP /DE/
filed 2020-02-06
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes   ☒    No  ☐
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
Yes   ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2019 was approximately $112,271,798,129, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At January 31, 2020, there were 865,308,981 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV hereof incorporate by reference portions of the United Technologies Corporation 2019 Annual Report to Shareowners. Part III hereof incorporates by reference portions of the United Technologies Corporation Proxy Statement for the 2020 Annual Meeting of Shareowners.

UNITED TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
Index to Annual Report
on Form 10-K for
Year Ended December 31, 2019

UNITED TECHNOLOGIES CORPORATION
Annual Report on Form 10-K for
Year Ended December 31, 2019
Whenever reference is made in this Form 10-K to specific sections of United Technologies Corporation’s 2019 Annual Report to Shareowners (2019 Annual Report), those sections are incorporated herein by reference and are included in Exhibit 13 to this Form 10-K. United Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of United Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and product and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. As used herein, the terms "we," "us," "our," "the Company," or "UTC," unless the context otherwise requires, mean United Technologies Corporation and its subsidiaries. References to internet websites in this Form 10-K are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-K.

PART I

Item 1. Business
General

United Technologies Corporation was incorporated in Delaware in 1934. UTC provides high technology products and services to the building systems and aerospace industries worldwide. Growth is attributable primarily to the internal development of our existing businesses and to acquisitions. The following description of our business should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report, including the information contained therein under the heading "Business Overview."

Our operations for the periods presented herein are classified into four segments: Otis, Carrier, Pratt & Whitney, and Collins Aerospace Systems, with each segment comprised of groups of similar operating companies. References to each segment include the various operating companies established worldwide through which the operations for each segment are conducted.

Otis and Carrier (collectively referred to as the "commercial businesses") serve customers in the commercial, government, infrastructure and residential property sectors, and refrigeration and transport sectors worldwide. Pratt & Whitney and Collins Aerospace Systems (collectively referred to as the "aerospace businesses") primarily serve commercial and government customers in both the original equipment and aftermarket parts and services markets of the aerospace industry. For 2019, our commercial and industrial sales (generated principally by the commercial businesses) were approximately 41 percent of our consolidated sales, and our commercial and military aerospace sales (generated exclusively by our aerospace businesses) were approximately 42 percent and 17 percent, respectively, of our consolidated sales. International sales for 2019, including U.S. export sales, were 60 percent of our net sales.

On June 9, 2019, UTC entered into a merger agreement with Raytheon Company (Raytheon) providing for an all-stock merger of equals transaction.  The Raytheon merger agreement provides, among other things, that each share of Raytheon common stock issued and outstanding immediately prior to the closing of the Raytheon merger (except for shares held by Raytheon as treasury stock) will be converted into the right to receive 2.3348 shares of UTC common stock.  Upon the closing of the Raytheon merger, Raytheon will become a wholly-owned subsidiary of UTC, and UTC will change its name to Raytheon Technologies Corporation. On October 11, 2019, the shareowners of each of UTC and Raytheon approved the proposals necessary to complete the Raytheon merger. The Raytheon merger is expected to close early in the second quarter 2020 and is subject to customary closing conditions, including receipt of required regulatory approvals, as well as the completion of UTC's separation of its Otis and Carrier businesses (discussed below).

As has been previously disclosed, in November 2018, the Company announced its intention to separate into three independent companies. Following the separation transactions, the Company will operate as an aerospace company comprised of the Collins Aerospace Systems and Pratt & Whitney businesses, and Otis and Carrier will become separate independent companies. The proposed separation transactions are expected to be effected through spin-offs of Otis and Carrier that are intended to be tax-free for the Company’s shareowners for U.S. federal income tax purposes, and are expected to be completed early in the second quarter of 2020. Separation of Otis and Carrier from UTC via spin-off transactions is subject to the satisfaction of customary conditions, including, among others, final approval by the Company’s Board of Directors, receipt of tax rulings and a tax opinion from external counsel, the filing with the Securities and Exchange Commission (SEC) and effectiveness of Form 10 registration statements, and satisfactory completion of financing (subject to UTC’s agreement to consummate the distributions pursuant to, and subject to the terms and conditions of, the Raytheon merger agreement).
This Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Investors section of our Internet website (http://www.utc.com) under the heading "SEC Filings" as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Description of Business by Segment
Each segment's business, including its principal products and services and other material developments and information, is described below. Segment financial data for the years 2017 through 2019, including financial information about foreign and domestic operations and export sales, appears in Note 20 to the Consolidated Financial Statements in our 2019 Annual Report. Segment sales as discussed below include intercompany sales, which are ultimately eliminated within the "Eliminations and other" category as reflected in the segment financial data in Note 20 to the Consolidated Financial Statements in our 2019 Annual Report. Similarly, the total remaining performance obligation (RPO) discussed below includes intercompany RPO. See

Note 1 to the Consolidated Financial Statements in our 2019 Annual Report for further discussion of the accounting for RPO under Accounting Standards Codification (ASC) Topic 606: Revenue from Contracts with Customers.
Otis
Otis is the world’s largest elevator and escalator manufacturing, installation and service company. Otis designs, manufactures, sells and installs a wide range of passenger and freight elevators, as well as escalators and moving walkways for residential and commercial buildings and infrastructure projects. In addition to new equipment, Otis performs maintenance and repair services for both its products and those of other manufacturers and provides modernization services to upgrade elevators and escalators. Otis serves customers in the commercial, residential and infrastructure property sectors around the world. Otis sells directly to the end customer and through sales representatives and distributors.
Sales generated by Otis’ international operations were 73 percent of total Otis net sales in 2019 and 2018. Otis’ RPO was $16.3 billion and $16.4 billion at December 31, 2019 and 2018, respectively. Of the total Otis RPO at December 31, 2019, approximately $8.7 billion is expected to be realized as sales in 2020.

Carrier

Carrier is a leading global provider of heating, ventilating, air conditioning (HVAC), refrigeration, fire and security solutions for residential, commercial, industrial and smart cold chain applications. Carrier provides a wide range of residential and building systems, including air conditioners, heating systems and controls, refrigeration, fire, flame, gas, smoke and carbon monoxide detection, portable fire extinguishers, fire suppression, intruder alarms, access control systems, video management systems and electronic controls. Carrier also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance, and monitoring services.
Carrier sells its HVAC and refrigeration solutions directly to end customers, including building contractors and owners, transportation companies and retail stores, and through joint ventures, independent sales representatives, distributors, wholesalers and dealers. These products and services are sold under the Carrier name and other brand names. Carrier’s security and fire safety products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants, homeowners and other end-users requiring a high level of security and fire protection for their businesses and residences. Carrier provides its security and fire safety products and services under Chubb, Kidde and other brand names and sells directly to customers as well as through manufacturer's representatives, distributors, dealers, value-added resellers and retailers.
Demand for Carrier’s HVAC products and services is seasonal and can be impacted by weather. Carrier regularly offers incentives and training, such as credits/discounts for offering promotional pricing and contract terms on its products, to its distribution partners to purchase and sell Carrier’s products to ensure an adequate supply of Carrier’s products.
Sales generated by Carrier’s international operations, including U.S. export sales, were 52 percent and 54 percent of total Carrier net sales in 2019 and 2018, respectively. Carrier’s RPO was $4.7 billion and $5.3 billion at December 31, 2019 and 2018, respectively. Of the total Carrier RPO at December 31, 2019, approximately $3 billion is expected to be realized as sales in 2020.
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
The development of new engines and improvements to current production engines present important growth opportunities. In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which revenues, costs and risks are shared with third parties. At December 31, 2019, the interests of third-party participants in Pratt & Whitney-directed commercial jet engine programs ranged, in the aggregate per program, from approximately 13 percent to 49 percent. UTC holds a 61 percent program share interest in the IAE International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC). Pratt & Whitney also holds a 59 percent program share interest in the International Aero Engines, LLC (IAE LLC) collaboration with MTU and JAEC.  Pratt & Whitney sells the PW1100G-JM engine for the Airbus A320neo family of aircraft and the PW1400G-

JM engine for the Irkut MC-21 aircraft through IAE LLC. In addition, Pratt & Whitney has interests in other engine programs, including a 50 percent ownership interest in Engine Alliance, LLC (EA), a joint venture with GE Aviation, which sells and provides maintenance services for the GP7000 engine for the Airbus A380 aircraft, which Airbus has announced it no longer intends to manufacture after 2021. Pratt & Whitney has entered into risk and revenue sharing arrangements with third parties for 40 percent of the products and 25 percent of the services that Pratt & Whitney is responsible for providing to the EA. Pratt & Whitney accounts for its interest in the EA joint venture under the equity method of accounting. See Note 1 to the Consolidated Financial Statements in our 2019 Annual Report for a description of our accounting for collaborative arrangements.
Pratt & Whitney produces the PW1000G Geared Turbofan engine family, the first of which, the PW1100G-JM, entered into service in January 2016. The PW1000G Geared Turbofan engine has demonstrated a significant reduction in fuel burn and noise levels and lower environmental emissions when compared to legacy engines. The PW1100G-JM engine is offered on the Airbus A320neo family of aircraft. PW1000G Geared Turbofan engine models also power the Airbus A220 passenger aircraft and Embraer’s E-Jet E2 family of aircraft. Additionally, PW1000G Geared Turbofan engine models have been selected to power the new Mitsubishi SpaceJet, and the new Irkut MC-21 passenger aircraft, which are scheduled to enter service in 2020 and 2021, respectively. As previously disclosed, Gulfstream announced the selection of the PW800 engine to exclusively power Gulfstream’s new G500 and G600 business jets. The Gulfstream G500 entered service in 2018, and the Gulfstream G600 entered service in 2019. P&WC's PW800 engine has also been selected to power the new Falcon 6X business jet by Dassault Aviation, which is scheduled to enter into service in 2022. Pratt & Whitney continues to enhance its programs through performance improvement measures and product base expansion. The success of these aircraft and engines is dependent upon many factors, including technological accomplishments, program execution, aircraft demand, and regulatory approval. As a result of these factors, as well as the level of success of aircraft program launches by aircraft manufacturers and other conditions, additional investment in these engine programs may be required.
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
Pratt & Whitney’s products are sold principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney’s products and services must adhere to strict regulatory and market-driven safety and performance standards. The frequently changing nature of these standards, along with the long duration of aircraft engine development, production and support programs, creates uncertainty regarding engine program profitability. Sales to Airbus (Pratt & Whitney’s largest customer by sales) were 31 percent and 36 percent of total Pratt & Whitney segment sales in 2019 and 2018, respectively, before taking into account discounts or financial incentives offered to customers. Sales to the U.S. Government were approximately 27 percent and 23 percent of total Pratt & Whitney segment sales in 2019 and 2018, respectively.
Sales generated by Pratt & Whitney’s international operations, including U.S. export sales, were 64 percent and 63 percent of total Pratt & Whitney net sales in 2019 and 2018, respectively. At December 31, 2019, Pratt & Whitney’s RPO was $85.2 billion, including $13.1 billion of U.S. Government contracts and subcontracts. At December 31, 2018, Pratt & Whitney's RPO was $71.1 billion, including $10.0 billion of U.S. Government contracts and subcontracts. Of the total Pratt & Whitney RPO at December 31, 2019, approximately $14 billion is expected to be realized as sales in 2020. Pratt & Whitney’s RPO includes certain contracts for which actual costs may ultimately exceed total sales. See Note 1 to the Consolidated Financial Statements in our 2019 Annual Report for a description of our Revenue Recognition accounting policy which includes discussion of the accounting for long-term contracts and for further discussion on RPO under ASC Topic 606: Revenue from Contracts with Customers.
Collins Aerospace Systems
Collins Aerospace Systems is a leading global provider of technologically advanced aerospace products and aftermarket service solutions for aircraft manufacturers, airlines, regional, business and general aviation markets, as well as military and space operations. Collins Aerospace Systems’ product portfolio mainly includes electric power generation, power management and distribution systems, air data and aircraft sensing systems, engine control systems, intelligence, surveillance and reconnaissance systems, engine components, environmental control systems, fire and ice detection and protection systems, propeller systems, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft seating and cargo systems, actuation systems, landing systems, including landing gear and wheels and brakes, space products and subsystems, integrated avionics systems, precision targeting, electronic warfare and range and training systems, flight controls, communications systems, navigation systems, oxygen systems, simulation and training systems, food and beverage preparation, storage and galley systems, lavatory and wastewater management systems. Collins Aerospace Systems also designs, produces and supports cabin interior, communications and aviation systems and products and provides information management services through voice and data communication networks and solutions worldwide. Aftermarket services include spare parts, overhaul and repair, engineering and technical support, training and fleet management solutions, and information management services.

Collins Aerospace Systems sells aerospace products and services to aircraft manufacturers, airlines and other aircraft operators, the U.S. and foreign governments, maintenance, repair and overhaul providers, and independent distributors. Collins Aerospace Systems’ largest customers are Boeing and Airbus with a combined 27 percent and 31 percent of total Collins Aerospace Systems segment sales in 2019 and 2018, respectively. Sales to the U.S. Government were 18 percent and 19 percent of total Collins Aerospace Systems net sales in 2019 and 2018, respectively.

In 2019, Collins Aerospace Systems’ products supported the first flight of the Royal Canadian Air Force Airbus C295, Embraer E175-E2, and the Optionally Piloted Black Hawk helicopter. In addition, we supported entry into service for the Gulfstream G600 and the Embraer E195-E2. Certifications were completed for the Embraer Praetor 500 and 600 and the United States Air Force’s Modernized GPS User Equipment program.
Significant product development activity continues, including major systems for Boeing’s 777X, T-7A, and VC-25B, the Mitsubishi SpaceJet, the Irkut MC-21, the Dassault 6X Falcon, the Leonardo AW249, and the COMAC C919. Other significant development work includes Iridium Next, HF Next, Tactical Combat Training Systems Increment II, NASA deep space exploration systems, distributed pulse oxygen system, and the FAA CLEEN II demonstrator.
Sales generated by Collins Aerospace Systems’ international operations, including U.S. export sales, were 53 percent and 56 percent of total Collins Aerospace Systems segment sales in 2019 and 2018, respectively.  At December 31, 2019, Collins Aerospace Systems’ RPO was $29.5 billion, including $6.8 billion of U.S. Government contracts and subcontracts. At December 31, 2018, Collins Aerospace Systems' RPO was $26.6 billion, including $6.0 billion of U.S. Government contracts and subcontracts, and $10.7 billion of RPO related to the acquisition of Rockwell Collins. Of the total Collins Aerospace Systems RPO at December 31, 2019, approximately $12 billion is expected to be realized as sales in 2020. See Note 1 to the Consolidated Financial Statements in our 2019 Annual Report for a description of our Revenue Recognition accounting policy which includes discussion of the accounting for long-term contracts and for further discussion on RPO under ASC Topic 606: Revenue from Contracts with Customers.
Other Matters Relating to Our Business as a Whole
Competition and Other Factors Affecting Our Businesses
As worldwide businesses, our operations can be affected by a variety of economic, industry and other factors, including those described in this section, in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2019 Annual Report, in Item 1, "Cautionary Note Concerning Factors That May Affect Future Results," and in Item 1A, "Risk Factors" in this Form 10-K. Each business unit is subject to significant competition from a large number of companies in the U.S. and other countries, and each competes on the basis of price, delivery schedule, product performance and service.
Our aerospace businesses are subject to substantial competition from various domestic and foreign manufacturers, customers and companies that obtain regulatory agency approval to manufacture spare parts, with foreign companies sometimes receiving government research and development assistance, marketing subsidies and other assistance for certain of their products beyond the assistance that may be available in the U.S. Customer selections of aircraft engines, components and systems can also have a significant impact on future sales of parts and services. In addition, the U.S. Government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Significant elements of our aerospace businesses, such as spare parts sales for engines and aircraft in service, have short lead times. Therefore, RPO information may not be indicative of future demand. Additionally, our aerospace businesses' competitors may offer substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements in an effort to compete for the aftermarket associated with these products. For information regarding customer financing commitments, participation in guarantees of customer financing arrangements and performance and operating cost guarantees, primarily related to Pratt & Whitney, see Notes 4 and 17 to the Consolidated Financial Statements in our 2019 Annual Report. Pratt & Whitney’s major competitors in the sale of engines are GE Aviation, Honeywell, Safran Helicopter Engines, and CFM International.

U.S. Government Contracts
Contracting with the U.S. Government entails certain unique risks. U.S. Government contracts are subject to termination by the government, either for convenience or for default in the event of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred and termination costs. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Most of our U.S. Government sales are made under fixed-price contracts, while approximately $2.6 billion or 3 percent of our total sales for 2019 were made under cost-reimbursement type contracts.
Our contracts with the U.S. Government are also subject to audits. For further discussion of risks related to government contracting, including on-going litigation associated with U.S. Government audits, see Item 1A, "Risk Factors" and Item 3, "Legal Proceedings," in this Form 10-K and Note 18 to the Consolidated Financial Statements in our 2019 Annual Report.
Compliance with Environmental and Other Government Regulations
Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our foreign operations. We have incurred and will likely continue to incur liabilities under various government statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with current provisions relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 18 to the Consolidated Financial Statements in our 2019 Annual Report.
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
We conduct our businesses through subsidiaries and affiliates worldwide. Changes in legislation or government policies can affect our worldwide operations. For example, governmental regulation of refrigerants, energy efficiency standards and fire safety regulations are important to our Carrier businesses, and elevator safety codes are important to Otis' businesses, while government safety and performance regulations, restrictions on aircraft engine noise and emissions and government procurement practices can impact our aerospace businesses.
U.S. laws, regulations, orders, and other measures concerning the export or re-export of products, software, services and technology to, and other trade-related activities involving, non-U.S. countries and parties affect the operations of UTC and its affiliates.
For further discussion of risks related to environmental matters and other government regulations, see Item 1A, "Risk Factors" and Item 3, "Legal Proceedings," in this Form 10-K and Note 18 to the Consolidated Financial Statements in our 2019 Annual Report.
Intellectual Property and Raw Materials and Supplies
We maintain a portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to our businesses. While we believe we have taken reasonable measures to protect this portfolio, our efforts may not be sufficient. See Item 1A "Risk Factors" in this Form 10-K for further discussion of intellectual property matters.
We believe we have adequate sources for our purchases of materials, components, services and supplies used in our manufacturing. We work continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating our purchases, reducing the number of suppliers, strategic global sourcing and competitions among potential suppliers. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Like other users in the U.S., we are largely dependent upon foreign sources for certain raw materials, such as cobalt, tantalum, chromium, rhenium and nickel. We have a number of ongoing programs to manage this dependence and the accompanying risk, including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Although at times high prices for some raw materials important to our businesses (for example, steel, copper, aluminum, titanium and nickel) have caused margin and cost pressures, we do not foresee near term unavailability of materials, components or supplies that would have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. For further discussion of the possible effects of the cost and availability of raw materials on our business, including the risks associated with more restrictive trade policies in the U.S., and internationally, and other market risks such as the United Kingdom’s pending withdrawal from the European Union, see Item 1A, “Risk factors”  and the section titled “Business Overview" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and UTC’s 2019 Annual Report.
Employees and Employee Relations
At December 31, 2019, our total number of employees was approximately 243,200, of which approximately 64% percent are based outside the U.S. During 2019, we negotiated seven domestic collective bargaining agreements, the largest of which covered certain workers at Carrier's Collierville, Tennessee facility. In 2020, numerous collective bargaining agreements are subject to renegotiation, the largest of which covers certain workers at Carrier’s Indianapolis, Indiana and Collins Aerospace Systems' Chula Vista/Riverside, California facilities. Although some previous contract renegotiations have had a significant impact on our financial condition or results of operations in prior years, we do not anticipate that the renegotiation of these contracts in 2020 will have a material adverse effect on our competitive position, cash flows, financial condition or results of operations. For discussion of the effects of our restructuring actions on employment, see Item 1A, "Risk Factors" in this Form 10-K and under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Consolidated Financial Statements in our 2019 Annual Report.
For a discussion of other matters which may affect our competitive position, cash flows, financial condition or results of operations, including the risks of our international operations, see the further discussion under the headings "General" and "Description of Business by Segment" in this section, Item 1A, "Risk Factors" in this Form 10-K, and under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident,” “on track” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates, R&D spend, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, other anticipated benefits of the Rockwell Acquisition, the proposed merger with Raytheon or the spin-offs by UTC of Otis and Carrier into separate independent companies (the “separation transactions”), including estimated synergies and customer cost savings resulting from the proposed merger with Raytheon, the expected timing of completion of the proposed merger with Raytheon and the separation transactions, estimated costs associated with such transactions and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which we and Raytheon operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction and in both the commercial and defense segments of the aerospace industry, levels of air travel, financial condition of commercial airlines, the impact of pandemic health issues, aviation safety concerns, weather conditions and natural disasters, the financial condition of our customers and suppliers, and the risks associated with U.S. government sales (including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration, a government shutdown, or otherwise, and uncertain funding of programs);
•challenges in the development, production, delivery, support, performance and realization of the anticipated benefits (including our expected returns under customer contracts) of advanced technologies and new products and services;
•the scope, nature, impact or timing of the proposed merger with Raytheon and the separation transactions and other merger, acquisition and divestiture activity, including among other things the integration of or with other businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs and expenses;
•future levels of indebtedness, including indebtedness that may be incurred in connection with the proposed merger with Raytheon and the separation transactions, and capital spending and research and development spending;
•future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;
•the timing and scope of future repurchases of our common stock, which may be suspended at any time due to various factors, including market conditions and the level of other investing activities and uses of cash, including in connection with the proposed merger with Raytheon;
•delays and disruption in delivery of materials and services from suppliers;
•company and customer-directed cost reduction efforts and restructuring costs and savings and other consequences thereof (including the potential termination of U.S. government contracts and performance under undefinitized contract awards and the potential inability to recover termination costs);
•new business and investment opportunities;
•the ability to realize the intended benefits of organizational changes;
•the anticipated benefits of diversification and balance of operations across product lines, regions and industries;
•the outcome of legal proceedings, investigations and other contingencies;
•pension plan assumptions and future contributions;
•the impact of the negotiation of collective bargaining agreements and labor disputes;
•the effect of changes in political conditions in the U.S. and other countries in which we and Raytheon and our businesses each operate, including the effect of changes in U.S. trade policies or the United Kingdom’s pending withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
•the effect of changes in tax (including U.S. tax reform enacted on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act of 2017), environmental, regulatory and other laws and regulations (including, among other things, export and import requirements such as the International Traffic in Arms Regulations and the Export Administration Regulations, anti-bribery and anti-corruption requirements, including the Foreign Corrupt Practices

Act, industrial cooperation agreement obligations, and procurement and other regulations) in the U.S. and other countries in which we, Raytheon and our businesses each operate;
•negative effects of the announcement or pendency of the proposed merger with Raytheon or the separation transactions on the market price of our and/or Raytheon’s respective common stock and/or on our respective financial performance;
•the ability of UTC and Raytheon to receive the required regulatory approvals for the proposed merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction) and to satisfy the other conditions to the closing of the merger on a timely basis or at all;
•the occurrence of events that may give rise to a right of one or both of UTC or Raytheon to terminate the merger agreement;
•risks relating to the value of our shares to be issued in the proposed merger with Raytheon, significant transaction costs and/or unknown liabilities;
•the possibility that the anticipated benefits from the proposed merger with Raytheon cannot be realized in full or at all or may take longer to realize than expected, including risks associated with third party contracts containing consent and/or other provisions that may be triggered by the proposed transaction;
•risks associated with merger-related litigation;
•the possibility that costs or difficulties related to the integration of UTC’s and Raytheon’s operations will be greater than expected;
•risks relating to completed merger, acquisition and divestiture activity, including UTC’s integration of Rockwell Collins, including the risk that the integration may be more difficult, time-consuming or costly than expected or may not result in the achievement of estimated synergies within the contemplated time frame or at all;
•the ability of each of UTC, Raytheon, the companies resulting from the separation transactions and the combined company to retain and hire key personnel;
•the expected benefits and timing of the separation transactions, and the risk that conditions to the separation transactions will not be satisfied and/or that the separation transactions will not be completed within the expected time frame, on the expected terms or at all;
•the intended qualification of (i) the merger as a tax-free reorganization and (ii) the separation transactions as tax-free to UTC and UTC’s shareowners, in each case, for U.S. federal income tax purposes;
•the possibility that any opinions, consents, approvals or rulings required in connection with the separation transactions will not be received or obtained within the expected time frame, on the expected terms or at all;
•expected financing transactions undertaken in connection with the proposed merger with Raytheon and the separation transactions and risks associated with additional indebtedness;
•the risk that dis-synergy costs, costs of restructuring transactions and other costs incurred in connection with the separation transactions will exceed our estimates; and
•the impact of the proposed merger and the separation transactions on the respective businesses of UTC and Raytheon and the risk that the separation transactions may be more difficult, time-consuming or costly than expected, including the impact on UTC’s resources, systems, procedures and controls and the impact on relationships with customers, suppliers, employees and other business counterparties.
In addition, this Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Consolidated Financial Statements" under the heading "Note 18: Contingent Liabilities," the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the section titled "Risk Factors." This Form 10-K also includes important information as to these factors in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole," and in the "Legal Proceedings" section. Additional important information as to these factors is included in our 2019 Annual Report in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters" and in our Form S-4 Registration Statements (Registration No. 333-220883) and (Registration No. 333-232696) under the heading "Risk Factors." The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

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
Our Financial Performance Is Dependent on the Conditions of the Construction and Aerospace Industries.
The results of our commercial businesses, which generated approximately 41 percent of our consolidated sales in 2019, are influenced by a number of external factors including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, global credit market conditions, and other global and political factors, including trade policies. A slowdown in building and remodeling activity can adversely affect the financial performance of Otis and Carrier. In addition, the financial performance of Carrier can be influenced by production and utilization of transport equipment and, particularly in its residential business, weather conditions.
The results of our commercial and military aerospace businesses, which generated approximately 59 percent of our consolidated sales in 2019, are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature. Capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and services by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel prices, labor issues, airline profits, airline consolidation, bankruptcies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, cost reduction efforts and RPO levels. Any of these factors could reduce the sales and margins of our aerospace businesses. Other factors, including future terrorist actions, aviation safety concerns, pandemic health issues or major natural disasters, could also dramatically reduce the demand for air travel, which could negatively impact the sales and margins of our aerospace businesses. Additionally, because a substantial portion of product deliveries to commercial aerospace customers are scheduled for delivery beyond 2020, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price or cost-share development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development and early production stages of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is ready to enter into service. A reduction in spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The defense industry is also affected by a changing U.S. and global political environment, continued pressure on U.S. and global defense spending, U.S. foreign policy and the level of activity in military flight operations. Should overall U.S. Government defense spending decline, it could result in significant reductions to revenue, cash flow, profit and RPO for our military businesses. One or more of the programs that we currently support or are currently pursuing could be phased-out, limited or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could have a material adverse effect on our competitive position, cash flows, results of operations or financial condition.

Our International Operations Subject Us to Economic Risk As Our Results of Operations May Be Adversely Affected by Changes in Foreign Currency Fluctuations, Economic Conditions, Trade Policies, and Changes in Local Government Regulation.
We conduct our business on a global basis, with approximately 60% percent of our 2019 total segment sales derived from international operations, including U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations (especially the commercial businesses and P&WC), where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins also may be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. Given that the majority of our sales are non-U.S. based, a strengthening of the U.S. Dollar against other major foreign currencies could adversely affect our results of operations.
The majority of sales in the aerospace businesses are transacted in U.S. Dollars, consistent with established industry practice, while the majority of costs at locations outside the U.S. are incurred in the applicable local currency (principally the Euro, the Canadian Dollar, the British Pound and the Polish Zloty). For operating units with U.S. Dollar sales and local currency costs, there is foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales. See Notes 1 and 14 to the Consolidated Financial Statements in our 2019 Annual Report for further discussion of our hedging strategies.
Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, capital controls, employment regulations, and repatriation of earnings. Government policies on international trade and investments such as import quotas, capital controls, taxes or tariffs, whether adopted by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or prevent us from being able to manufacture or sell products in certain countries. The implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements by the U.S. or by countries where we sell large quantities of products and services or procure supplies and other materials incorporated into our products, including in connection with the United Kingdom's pending withdrawal from the European Union, could negatively impact our business, results of operations and financial condition. For example, a government's adoption of "buy national" policies or retaliation by another government against such policies, such as tariffs, could have a negative impact on our results of operations. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. For example, as a condition of sale or award of a contract, some international customers require us to agree to offset arrangements, which may include in-country purchases, manufacturing and financial support arrangements. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements.
In addition, as part of our globalization strategy, we have invested in certain countries, including Argentina, Brazil, China, India, Indonesia, Mexico, Poland, Russia, South Africa, Turkey, Ukraine and countries in the Middle East and Central Asia, that carry high levels of currency, political, compliance and economic risk. We expect that sales to these and other emerging markets will continue to account for a significant portion of our sales as our businesses evolve and as these and other developing nations and regions around the world increase their demand for our products. Emerging market operations can present many risks, including cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability, the imposition of exchange and capital controls, and the risks associated with exporting components manufactured in those countries for incorporation into finished products completed in other countries. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Of note, in 2019 the U.S. Government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system.  The U.S. has imposed, and may impose additional, sanctions on Turkey as a result of this or other political disputes.  Turkish companies supply components, some of which are sole-sourced, to our aerospace businesses for commercial and military engines and aerospace products.  Depending upon the scope and timing of U.S. sanctions on Turkey and potential reciprocal actions, if any, such sanctions or actions could impact our aerospace businesses’ sources of supply and could have a material adverse effect on our results of operations, cash flows or financial condition.
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
In November 2018, we announced our intention to separate into three independent companies: (1) UTC, an aerospace company comprised of the Collins Aerospace Systems and Pratt & Whitney businesses, (2) Otis, and (3) Carrier. The proposed separations are expected to be effected through spin-offs by UTC of Otis and Carrier that are intended to be tax-free for the Company’s shareowners for U.S. federal income tax purposes. These separation transactions will be subject to UTC’s agreement to consummate the distributions pursuant to, and subject to the terms and conditions of, the Raytheon merger agreement discussed below, as well as the satisfaction of a number of customary conditions, including, among others, final approval by UTC’s Board of Directors, receipt of tax rulings and a tax opinion from external counsel, the filing with the SEC and effectiveness of Form 10 registration statements for Otis and Carrier and satisfactory completion of financing. Though UTC has agreed pursuant to, and subject to the terms and conditions of the Raytheon merger agreement, that UTC will consummate separation transactions, the failure to satisfy all of the required conditions could delay the completion of the separation transactions for a significant period of time or prevent them from occurring at all. Additionally, the separation transactions are complex in nature, and unanticipated developments or changes, including changes in law, the macroeconomic environment and market conditions or regulatory or political conditions may affect our ability to complete one or both of the separation transactions as currently expected, within the anticipated time frame or at all. Any changes to one or both of the separation transactions or delay in completing one or both of the separation transactions could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations or costs, or place restrictions on the conduct of the independent companies or may materially delay the completion of one or both of the separation transactions. And, although we intend for the separation transactions to be tax-free to the Company’s shareowners for U.S. federal income tax purposes, there can be no assurance that the separation transactions will so qualify. If the separation transactions were ultimately determined to be taxable, we, the Company’s shareowners and/or the new independent companies would incur income tax liabilities that could be significant. Furthermore, if the separation transactions are completed, we cannot be assured that each separate company will be successful.

Whether or not the separation transactions are completed, our businesses may face material challenges in connection with these transactions, including, without limitation:
•the diversion of management’s attention from ongoing business concerns and impact on the businesses of UTC (including Otis and Carrier) as a result of the devotion of management’s attention to the separation transactions;
•maintaining employee morale and retaining key management and other employees;
•retaining existing business and operational relationships, including with customers, suppliers, employees and other counterparties, and attracting new business and operational relationships;
•execution and related risks in connection with UTC, Otis and Carrier financing transactions undertaken in connection with the separation transactions;
•foreseen and unforeseen dis-synergy costs, costs of restructuring transactions (including taxes) and other significant costs and expenses; and

•potential negative reactions from the financial markets if we fail to complete the separation transactions as currently expected, within the anticipated time frame or at all.

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
If the Separation Transactions Are Completed, UTC and the Independent Businesses’ Operational and Financial Profiles Will Change and Each Will Be a Less Diversified Company Than UTC as It Exists Today.
The separation transactions will result in UTC, Otis and Carrier being less diversified companies with more limited businesses concentrated in their respective industries. Of note, even if the combination with Raytheon is completed, UTC’s businesses following the expected separation transactions will be significantly more reliant on three customers, namely Airbus, Boeing and the U.S. Government. As a result, each company may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. It is anticipated that the effective tax rate for each separate company will differ from the UTC consolidated effective tax rate.
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

The completion of the combination with Raytheon is subject to a number of conditions. The failure to satisfy all of the required conditions could delay the completion of the combination for a significant period of time or prevent it from occurring at all. Any delay in completing the combination could cause UTC not to realize some or all of the benefits that UTC expects to achieve if the combination is successfully completed within the expected timeframe, or could cause UTC to realize such benefits on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents for the combination that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business or may materially delay the completion of the combination. Moreover, the completion of the combination is subject to, among other conditions, the completion of the spin-offs of Otis and Carrier, which are themselves subject to a number of conditions (subject to UTC’s agreement to consummate the distributions pursuant to, and subject to the terms and conditions of, the Raytheon merger agreement). Any delay in or prevention of the completion of the spin-offs could delay or prevent the completion of the combination.

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

The integration of the two companies may result in material challenges, including, without limitation:
•managing larger combined aerospace systems and defense businesses;
•maintaining employee morale and retaining key management and other employees;
•retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the combination, and attracting new business and operational relationships;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•the possibility of significant costs involved in connection with completing the merger, including costs to achieve expected synergies;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•coordinating geographically separate organizations;
•unanticipated issues in integrating information technology, communications and other systems; and
•unforeseen expenses or delays associated with the combination.
We Engage in Acquisitions and Divestitures, and May Encounter Difficulties Integrating Acquired Businesses with, or Disposing of Divested Businesses From, Our Current Operations; Therefore, We May Not Realize the Anticipated Benefits of these Acquisitions and Divestitures.
We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions, including the acquisition of Rockwell Collins in November 2018, and have entered into joint ventures intended to complement and expand our businesses. We expect to continue to undertake such transactions in the future. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target’s violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar anti-bribery and corruption laws in non-U.S. jurisdictions. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquired businesses, including the Rockwell Collins businesses, with our operations, applying our internal controls processes to these acquired businesses, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we make strategic divestitures from time to time. Our divestitures may result in continued financial exposure to the divested businesses, such as through guarantees or other financial arrangements, continued supply and services arrangements, or potential litigation, following the transaction. Under these arrangements, nonperformance by those divested businesses could result in obligations being imposed on us that could have a material adverse effect on our competitive position, cash flows, results of operations, or financial condition. The success of future acquisitions and divestitures will depend on the satisfaction of conditions precedent to, and consummation of, the pending transactions, the timing of consummation of these pending transactions, and the ability of the parties to secure any required regulatory approvals in a timely manner, among other things. We also enter into joint ventures in which we maintain significant influence, but do not control the businesses. Accordingly, our ability to apply our internal controls and compliance policies to these businesses is limited and can result in additional financial and reputational risks.
Our Debt Levels and Related Debt Service Obligations Could Have Negative Consequences; Our Ability to Access Debt May Be Affected by Our Increased Indebtedness, Changes in Global Capital Markets, Our Financial Performance or Outlook, the Expected Separation Transactions or Our Credit Ratings.
We have outstanding debt and other financial obligations and significant unused borrowing capacity. In connection with the Rockwell Collins acquisition, we issued $11 billion of aggregate principal notes and $7.8 billion of Rockwell Collins debt remained outstanding at the time of the closing of the acquisition. As expected, the completion of the acquisition resulted in a downgrade of UTC's long-term issuer credit ratings by one notch. Following the announcement of the expected separation transactions, one credit agency placed UTC's long-term issuer credit rating on negative outlook.
The expected separation transactions and the increased indebtedness of UTC in connection with the Rockwell Collins acquisition may have the effect of, among other things:
•requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt or the payment of costs associated with the separation transactions, which will reduce funds we have available for other purposes, such as acquisitions, reinvestment in our businesses, dividends and repurchases of our common stock;
•reducing our flexibility in planning for or reacting to changes in our business and market conditions;
•exposing us to interest rate risk at the time the outstanding debt is refinanced or on the portion of our debt obligations that are issued at variable rates; and
•further downgrades of our credit ratings resulting in increased borrowing costs.
We depend, in part, upon the issuance of debt to fund our operations. If we require additional funding in order to fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt, including disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings.
Quarterly Cash Dividends and Share Repurchases May Be Discontinued or Modified, Are Subject to a Number of Uncertainties and May Affect the Price of Our Common Stock.
Quarterly cash dividends and share repurchases under our share repurchase program constitute components of our capital allocation strategy, which we fund with operating free cash flow, borrowings and divestitures. However, we are not required to declare dividends or make any share repurchases under our share repurchase program. Dividends and share repurchases may be discontinued, accelerated, suspended or delayed at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, including in connection with the separation transactions and the Raytheon merger, and the amount, timing and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. To help manage the cash flow and liquidity impact resulting from the Rockwell Collins acquisition and the proposed separation transactions, we have limited our share repurchases.Our ability to repurchase shares is also restricted by the Raytheon merger agreement.
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
We seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Of particular note, Pratt & Whitney is currently producing and delivering the PW1000G Geared Turbofan engine to power various aircraft, including the A320neo family of aircraft. The level of orders received for the Geared Turbofan family of engines coupled with a requirement to achieve mature production levels in a very short time frame require significant additional manufacturing and supply chain capacity. If any of our production ramp-up efforts are delayed, if suppliers cannot timely deliver or perform to our standards, and/or if we identify or experience issues with in-service engines, we may not meet customers’ delivery schedules, which could result in material additional costs, including liquidated damages or other liabilities that could be assessed under existing contracts. Our ability to realize the anticipated benefits of our technological advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier and internally produced parts and materials; performance of suppliers and subcontractors; availability of supplier and internal facility capacity to perform maintenance, repair and overhaul services on our products; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of products we manufacture or that incorporate technologies we develop. For example, our customers manufacture end products and larger aerospace systems that incorporate certain of our aerospace products. These systems and end products may also incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and market acceptance of these larger systems and end products could affect the level of customer interest and acceptance of our products in the marketplace.
Development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products or those of our customers or third party manufacturers that incorporate our products into theirs or our customers products, we may experience delays in completing the development and introduction of new products or we may experience the suspension of production after these products enter into service due to safety concerns. Delays and/or suspension of production could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, aircraft systems and components and other products currently in development, pending required certifications or after entry into service.
Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. In addition, we may face customer directed cost reduction targets that could have a material adverse effect on the profitability of our contracts if theses targets are not achieved when required.
Furthermore, our competitors, including our customers, may develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility also exists that our competitors or customers might develop new technologies or offerings that might cause our existing technologies and offerings to become obsolete. In addition, the possibility exists that competitors or customers will develop aftermarket services and aftermarket parts for our products which attract customers and adversely impact our return on investment on new products.
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

Like many defense contractors, our contracts with the U.S. Government are subject to audit and we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts, which could, if the audit reports’ theories were to prevail in litigation, increase the costs absorbed by our commercial engine business in the future. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and has been, required to make payments into escrow of disputed liabilities while the related litigation is pending.  If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest.
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
We Are Subject to Litigation, Environmental, Product Safety, Anti-Corruption and Other Legal and Compliance Risks.
We are subject to a variety of litigation and legal compliance risks. These risks relate to, among other things, product safety, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters, competition laws and laws governing improper business practices. We or one of our businesses could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, or other damages (in certain cases, treble damages). As a global business, we are subject to complex laws and regulations in the U.S. and in other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses. Uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. Climate-related events also could disrupt our businesses and require us to incur additional costs.
At times we are involved in disputes with private parties over environmental issues, including litigation over the allocation of cleanup costs, alleged personal injuries and alleged property damage. Personal injury lawsuits may involve individual and purported class actions alleging that contaminants originating from our current or former products or operating facilities caused or contributed to medical conditions, including cancers incurred by employees, former employees, third-parties' employees or residents in the area, and environmental damage or diminution of real estate values. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition, in particular with respect to environmental claims in regions where we have, or previously had, significant operations.

Product recalls and product liability claims (including claims related to the safety or reliability of our products) also can result in significant costs, including fines, as well as negative publicity, management distraction and damage to our reputation that could reduce demand for our products and services.
In addition, the FCPA and other anti-bribery and corruption laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. U.S. companies also may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to the FCPA and other anti-bribery and corruption laws. Our policies mandate compliance with these anti-bribery and corruption laws. Despite meaningful measures that we undertake to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent violations of the FCPA or similar laws. We previously have been subject to regulatory investigations for alleged violations of anti-bribery laws, and could be subject to such investigations in the future, which could result in criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Cybersecurity and data privacy and protection laws and regulations are evolving and present increasing compliance challenges, which increase our costs, may affect our competitiveness, cause reputational harm, and expose us to substantial fines or other penalties.

For a description of current material legal proceedings and regulatory matters, see "Legal Proceedings" in in this Form 10-K and Note 18 to the Consolidated Financial Statements in our 2019 Annual Report.
Additional Tax Expense or Additional Tax Exposures Could Affect Our Future Profitability.
We are subject to income taxes in the United States and various international jurisdictions. Changes in tax laws and regulations, as well as changes and conflicts in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various tax authorities. In addition to ongoing examinations, there could be additional examinations launched in the future by governmental authorities in various jurisdictions, and existing examinations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional examinations, proceedings and contingencies will arise from time to time. Our competitive position, cash flows, results of operation or financial condition may be affected by the outcome of examinations, proceedings and other contingencies that cannot be predicted with certainty.
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview, ""Results of Operations - Income Taxes," and "Liquidity and Financial Condition" and Notes 1 and 11 to the Consolidated Financial Statements in our 2019 Annual Report for further discussion on income taxes and related contingencies, including our accounting and assessment of the effect of the Tax Cuts and Jobs Act of 2017 (TCJA).
Our Defined Benefit Pension Plans are Subject to Financial Market Risk that Could Adversely Affect Our Results.
The performance of the financial markets and interest rates can impact our defined benefit pension plan expenses and funding obligations.  Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results. See Note 12 to the Consolidated Financial Statements in our 2019 Annual Report for further discussion on pension plans and related obligations and contingencies.
We May Be Unable to Realize Expected Benefits From Our Cost Reduction and Restructuring Efforts and Our Profitability May Be Hurt or Our Business Otherwise Might Be Adversely Affected.
In order to operate more efficiently and control costs, we announce from time to time restructuring plans, which include workforce reductions, global facility consolidations and other cost reduction initiatives. These plans are intended to generate operating expense savings through reductions in direct and indirect expenses as well as improved efficiencies. We may undertake further workforce reductions or restructuring actions in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any future restructuring activities, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include unfavorable political responses to such actions, unforeseen delays in the implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees or work stoppages, any of which may impair our ability to achieve anticipated cost reductions, or otherwise harm our business, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Our Business and Financial Performance May Be Adversely Affected By Cyber-attacks on Information Technology Infrastructure and Products and Other Business Disruptions
Our business may be impacted by disruptions to our own or third-party information technology (IT) infrastructure, which could result from (among other causes) cyber-attacks on or failures of such infrastructure or compromises to its physical security, as well as from damaging weather or other acts of nature. Cyber-based risks, in particular, are evolving and include, but are not limited to, both attacks on our IT infrastructure and attacks on the IT infrastructure of third parties (both on premises and in the cloud) attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers and other third parties. Cyber-based risks could also include attacks targeting the security, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities or infrastructure. Such attacks could disrupt our systems or those of third parties, impact business operations, result in unauthorized release of confidential or otherwise protected information, and corrupt our data or that of third parties. We have experienced cyber-based attacks, and due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries, including nation states, which target us and other defense contractors. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber-attacks. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We have properties in approximately 97 countries, with over 650 significant properties comprising approximately 96 million square feet of productive space. Approximately 57% of our significant properties are associated with our aerospace businesses and 43% are associated with our commercial businesses. Approximately 48% of our significant properties are leased, and 52% are owned. Approximately 51% of our significant properties are located in the United States.
Our fixed assets as of December 31, 2019 include manufacturing facilities and non-manufacturing facilities such as warehouses, and a substantial quantity of machinery and equipment, most of which are general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2019 are in good operating condition, are well-maintained and substantially all are generally in regular use.

Item 3.   Legal Proceedings
Federal Securities Laws Litigation
On January 2, 2018, a purported shareowner filed a second amended complaint in the United States District Court for the Southern District of New York (the "District Court") under the federal securities laws against the Company and certain of its current and former executives (Frankfurt-Trust Investment Luxemburg AG v. United Technologies Corporation et al.), which further amends a previously disclosed complaint that was filed on May 10, 2017. In the second amended complaint, the plaintiff purports to represent a class of shareowners who purchased the Company’s stock between December 11, 2014 and July 20, 2015. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, related to alleged false and misleading statements and omissions of material fact made in connection with the Company’s 2015 earnings expectations. On September 28, 2018, the District Court granted the defendants’ motion to dismiss the case in its entirety. On October 25, 2018, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit (the "Court of Appeals"). On October 15, 2019, the Court of Appeals affirmed the District Court's decision. The plaintiff’s deadline to file a petition for certiorari to the U.S. Supreme Court has expired, and the matter is now closed.

737 MAX Aircraft Litigation

Multiple lawsuits have been filed in U.S. courts relating to the October 29, 2018 Lion Air Flight 610 and the March 10, 2019 Ethiopian Airlines Flight 302 accidents. Collins Aerospace sold certain aircraft parts and systems to The Boeing Company for the 737 MAX aircraft involved in these accidents. Certain of our Collins Aerospace businesses have been named, along with other third parties, as parties in many of these lawsuits. We are also fully supporting all ongoing governmental investigations and inquiries relating to the accidents.  We do not expect that the lawsuits or governmental investigations or inquiries will have a material adverse effect on our financial position, results of operations or cash flows.

Rockwell Collins' Voluntary Disclosure

In 2018, and before its acquisition by UTC, Rockwell Collins voluntarily disclosed to the United States Department of Justice (the "DOJ") and the SEC Division of Enforcement that it was conducting an internal investigation regarding meal, entertainment, and gift expenditures of B/E Aerospace sales employees that may not have complied with then-applicable company policy, as well as a potential conflict of interest involving a third party sales agent for B/E Aerospace in China.  The internal investigation resulted from Rockwell Collins’ post-acquisition compliance review of B/E Aerospace.  On December 16, 2019, and January 16, 2020, the DOJ and SEC, respectively, notified UTC that they have closed their investigations of this matter.
In addition, we are subject to a number of other lawsuits, investigations and claims (some of which involve substantial amounts). For a discussion of contingencies related to certain other legal proceedings, see Note 18 to the Consolidated Financial Statements in our 2019 Annual Report. Except as indicated herein or in Note 18 to the Consolidated Financial Statements in our 2019 Annual Report, we do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

A further discussion of government contracts and related investigations, as well as a discussion of our environmental liabilities, can be found under the heading "Other Matters Relating to Our Business as a Whole – Compliance with Environmental and Other Government Regulations" in Item 1, "Business," and in Item 1A, "Risk Factors," in this Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
UTC’s common stock is listed on the New York Stock Exchange under the ticker symbol “UTX.” There were approximately 30,010 registered shareholders at January 31, 2020.
The Performance Graph appearing in our 2019 Annual Report, filed as Exhibit 13 to this Form 10-K contains the following data relating to our common stock: cumulative total shareholder return and principal market. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended December 31, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2019	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 - October 31	92	$138.80	92	$1,839
November 1 - November 30	68	148.54	68	$1,829
December 1 - December 31	116	147.77	116	$1,812
Total	276	$144.99	276
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At December 31, 2019, the maximum dollar value of shares that may yet be purchased under this current program was $1,812 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. No shares were reacquired in transactions outside the program during the quarter ended December 31, 2019.
Item 6. Selected Financial Data
The Five-Year Summary appearing in our 2019 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference. See "Notes to Consolidated Financial Statements" in our 2019 Annual Report for a description of any accounting changes and acquisitions or dispositions of businesses materially affecting the comparability of the information reflected in the Five-Year Summary.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For information concerning market risk sensitive instruments, see discussion under the heading "Market Risk and Risk Management" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report, filed as Exhibit 13 to this Form 10-K, and under the headings "Foreign Exchange" and "Derivatives and Hedging Activity" in Note 1 and "Financial Instruments" in Note 14 to the Consolidated Financial Statements in our 2019 Annual Report, filed as Exhibit 13 to this Form 10-K.

Item 8. Financial Statements and Supplementary Data
The 2019 and 2018 Consolidated Balance Sheet, and other consolidated financial statements for the years ended 2019, 2018 and 2017, together with the report thereon of PricewaterhouseCoopers LLP dated February 6, 2020 in our 2019 Annual Report, filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference. The 2019 and 2018 unaudited Selected Quarterly Financial Data appearing in our 2019 Annual Report, filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (CEO), the Acting Senior Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in our 2019 Annual Report.

Item 9B. Other Information
On February 3, 2020, the Company entered into a letter agreement with Judith F. Marks, President and Chief Executive Officer of Otis, pursuant to which the terms of Ms. Marks’s outstanding annual long-term incentive awards granted on November 1, 2017, January 2, 2018 and February 5, 2019 were modified to provide that, upon an involuntary termination of Ms. Marks’s employment with Otis for reasons other than cause, such awards will be subject to the same treatment provided to retirement eligible participants. The letter agreement also provides that this involuntary termination treatment will apply to the 2020 annual long-term incentive awards granted to Ms. Marks.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the letter agreement with Ms. Marks, which is filed herewith as Exhibit 10.40.
Section 13(r)(1)(D)Disclosures
The following activities are disclosed as required by Section 13(r)(1)(D) of the Securities Exchange Act of 1934, as amended (Exchange Act):
In the Company’s Form 10-Q report for the quarterly period ended on June 30, 2019, the Company disclosed, under the heading "Other" in the "Business Overview" section of the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" activities as required by Section 13(r)(1)(D) of the Securities Exchange Act of 1934, as amended (Exchange Act). Such disclosure is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2020 Annual Meeting of Shareowners titled "Election of Directors" (under the subheading "Nominees") and "Corporate Governance" (including under the subheading "Board Committees").
Information about our Executive Officers
The following persons are executive officers of United Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2015	Age as of 2/6/2020

Elizabeth B. Amato	Executive Vice President & Chief Human Resources Officer, United Technologies Corporation (since August 2012)	Senior Vice President, Human Resources and Organization, United Technologies Corporation	63

Robert J. Bailey	Corporate Vice President, Controller, United Technologies Corporation (since September 2016)	Vice President & Chief Financial Officer, Pratt & Whitney	55

Christopher T. Calio	President, Pratt & Whitney (since January 2020)	President, Commercial Engines, Pratt & Whitney; Executive Assistant to the President & CEO, United Technologies Corporation; Vice President & General Counsel, UTC Aerospace Systems	46

Michael R. Dumais	Executive Vice President, Operations & Strategy, United Technologies Corporation (since January 2017)	Senior Vice President, Strategic Planning, United Technologies Corporation; President, Power, Controls & Sensing Systems, UTC Aerospace Systems	53

Charles D. Gill	Executive Vice President & General Counsel, United Technologies Corporation (since 2007)	Senior Vice President and General Counsel, United Technologies Corporation	55

David L. Gitlin	President & Chief Executive Officer, Carrier (since June 2019)	President and Chief Operating Officer, Collins Aerospace Systems; President, UTC Aerospace Systems; President, Aircraft Systems, UTC Aerospace Systems	50

Gregory J. Hayes	Chairman (since September 2016), President and Chief Executive Officer, United Technologies Corporation (since November 2014)	Senior Vice President and Chief Financial Officer, United Technologies Corporation	59

Judith F. Marks	Chief Executive Officer (since June 2019) & President, Otis Elevator (since October 2017)	Chief Executive Officer, Dresser-Rand (a Siemens company); Chief Executive Officer, Siemens USA; Executive Vice President, Dresser-Rand; President and Chief Executive Officer, Siemens Government Technologies Inc.	56

Neil G. Mitchill, Jr.	Acting Senior Vice President & Chief Financial Officer (since November 2019)	Corporate Vice President, FP&A and Investor Relations, United Technologies Corporation; Vice President & Chief Financial Officer, Pratt & Whitney; Corporate Vice President, Controller, United Technologies Corporation; Corporate Vice President, Global Financial Services, United Technologies Corporation	44

Robert K. Ortberg	Chief Executive Officer, Collins Aerospace Systems (since November 2018)	Chairman, President and Chief Executive Officer of Rockwell Collins, Inc.	59

David R. Whitehouse	Corporate Vice President, Treasurer, United Technologies Corporation (since April 2015)	Vice President, Treasurer, United Technologies Corporation; Director, Capital Markets, United Technologies Corporation	53
All of the officers serve at the pleasure of the Board of Directors of United Technologies Corporation or the subsidiary designated.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2020 Annual Meeting of Shareowners titled "Other Important Information" under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.utc.com/How-We-Work/Ethics-And-Compliance/Pages/Default.aspx. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee, Finance Committee, and Governance and Public Policy Committee are available on our website at http://www.utc.com/Who-We-Are/Corporate-Governance/Pages/default.aspx. These materials may also be requested in print free of charge by writing to our Investor Relations Department at United Technologies Corporation, 10 Farm Springs Road, Investor Relations, Farmington, CT 06032.

Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2020 Annual Meeting of Shareowners titled "Executive Compensation," "Compensation of Directors" and "Report of the Compensation Committee."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2020 Annual Meeting of Shareowners titled "Share Ownership."
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 concerning Common Stock issuable under UTC’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	16,197,000	(1)	$107.76	42,247,000	(3)
Equity compensation plans not approved by shareowners	252,000	(2)	N/A	N/A

(1) Consists of the following issuable shares of Common Stock awarded under the United Technologies Corporation 2018 Long-Term Incentive Plan (the “2018 LTIP”) and the United Technologies Corporation Long-Term Incentive Plan, as amended (together with the 2018 LTIP, the “LTIPs”): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding Stock Appreciation Rights (SARs); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 1,327,000 shares of Common Stock could be issued if performance goals are achieved above target), except for the 2017 performance share unit awards which reflect actual performance achieved; and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units and restricted stock units awarded under the United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated effective April 24, 2017. Under the LTIPs, each SAR referred to in clause (ii) is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs as reflected in column (a) above, we have used the NYSE closing price for a share of Common Stock on December 31, 2019 of $149.76. The weighted-average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clauses (i) and (ii).
(2) Consists of shares of Common Stock issuable pursuant to outstanding restricted stock unit awards granted under the Rockwell Collins, Inc. 2015 Long-Term Incentive Plan that we assumed upon the acquisition of Rockwell Collins.
(3) Represents the maximum number of shares of Common Stock available to be awarded under the 2018 LTIP as of December 31, 2019. Performance share units and restricted stock units (Full Share Awards) will result in a reduction in the number of shares of Common Stock available for delivery under the 2018 LTIP in an amount equal to 4.03 times the number of shares to which the award corresponds. Stock options and stock appreciation rights do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2018 LTIP on a one-for-one basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2020 Annual Meeting of Shareowners titled "Corporate Governance" (under the subheading "Director Independence") and "Other Important Information" (under the subheading "Transactions with Related Persons").

Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2020 Annual Meeting of Shareowners titled "Appoint an Independent Auditor for 2020," including the information provided in that section with regard to "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees."

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements, Financial Statement Schedules and Exhibits
1.Financial Statements (incorporated herein by reference to the 2019 Annual Report):

2. Financial Statement Schedule for the three years ended December 31, 2019:

Page Number in Form 10-K

SCHEDULE I—Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	I

SCHEDULE II—Valuation and Qualifying Accounts	II

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits:
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

2.2
Agreement and Plan of Merger, dated as of June 9, 2019, by and among United Technologies Corporation, Light Merger Sub Corp. and Raytheon Company, incorporated by reference to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on June 10, 2019.

3(i)
Restated Certificate of Incorporation, restated as of April 25, 2016, incorporated by reference to Exhibit 3.1 to UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 25, 2016.

3(ii)
Bylaws as amended and restated effective January 3, 2020, incorporated by reference to Exhibit 3.2 to UTC's Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on January 3, 2020.

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

4.2	Description of Securities.*

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

10.5
United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective October 15, 2013, incorporated by reference to Exhibit 10.11 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013; and United Technologies Executive Leadership Group Program, effective April 1, 2019.*

10.6
Schedule of Terms for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.12 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013; and Schedule of Terms of Restricted Share Unit Retention Awards relating to the United Technologies Leadership Group Program, effective April 1, 2019 (referred to above in Exhibit 10.5).*

10.7
Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.13 to UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013; and Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Leadership Group Program, effective April 1, 2019 (referred to above in Exhibit 10.5).*

10.8
United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as Amended and Restated, effective as of April 29, 2019, incorporated by reference to Exhibit 10.8 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

10.9
Retainer Payment Election Form for United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.8), incorporated by reference to Exhibit 10.9 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

10.10
Form of Deferred Restricted Stock Unit Award relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.8), incorporated by reference to Exhibit 10.10 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.
.

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

10.12
Schedule of Terms for restricted stock awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.11) (Rev. January 2016), incorporated by reference to Exhibit 10.13 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.13
Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.11) (Rev. January 2016), incorporated by reference to Exhibit 10.15 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.14
Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.11), incorporated by reference to Exhibit 10.15 to UTC's Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2016.

10.15
Schedule of Terms for performance share unit awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.11) (Rev. January 2016), incorporated by reference to Exhibit 10.17 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.16
Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.11) (Rev. January 2016), incorporated by reference to Exhibit 10.18 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.17
Form of Award Agreement for restricted stock unit, performance share unit and stock appreciation rights awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.11), incorporated by reference to Exhibit 10.18 to UTC's Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2016.

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

10.23
Schedule of Terms for restricted stock unit award relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to above in Exhibit 10.22), incorporated by reference to Exhibit 10.23 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

10.24
Schedule of Terms for stock appreciation rights award relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to above in Exhibit 10.22), incorporated by reference to Exhibit 10.24 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

10.25
Schedule of Terms for performance share unit award relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to above in Exhibit 10.22), incorporated by reference to Exhibit 10.25 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

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

10.35
Rockwell Collins’ Master Trust, as amended, incorporated by reference to Exhibit 10-i-2 to Rockwell Collins’ Annual Report on Form 10-K (Commission file number 0001-16445) for the fiscal year ended September 30, 2007; Amendment No. 1 to Rockwell Collins’ Master Trust, as amended, incorporated by reference to Exhibit 10-i-2 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018; Amendment No. 2 to Rockwell Collins’ Master Trust, as amended; and Amendment No.3 to Rockwell Collins’ Master Trust, as amended, incorporated by reference to Exhibit 10.35 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

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

10.37
Compensation & Covenants Agreement between United Technologies Corporation and Robert K. Ortberg, effective as of November 26, 2018 , incorporated by reference to Exhibit 10.37 to UTC’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

10.38
Employment Agreement, dated as of June 9, 2019, by and between United Technologies Corporation and Gregory J. Hayes, incorporated by reference to Exhibit 10.1 UTC’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on June 10, 2019.

10.39
United Technologies Corporation Merger Severance Plan for Corporate Office Executives and Other Key Employees, incorporated by reference to Exhibit 10.1 of UTC’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2019.

10.40
Amendment dated February 3, 2020, to the terms of certain awards granted under UTC’s Long Term Incentive Plans Amendment dated February 3, 2020, to the terms of certain awards granted under UTC’s Long Term Incentive Plans referred to above in Exhibit 10.11 and 10.22, by and between, United Technologies Corporation and Judy Marks.* to above in Exhibit 10.11 and 10.22, by and between, United Technologies Corporation and Judy Marks.*

13	Excerpts from UTC’s 2019 Annual Report to Shareowners for the year ended December 31, 2019.*

14	Code of Ethics. The UTC Code of Ethics may be accessed via UTC’s website at http://www.utc.com/How-We-Work/Ethics-And-Compliance/Pages/Default.aspx.

21	Subsidiaries of the Registrant.* of the Registrant.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of Lloyd J. Austin III, John V. Faraci, Jean-Pierre Garnier, Christopher J. Kearney, Ellen J. Kullman, Marshall O. Larsen, Harold W. McGraw III, Margaret L. O'Sullivan, Denise L. Ramos, Fredric G. Reynolds and Brian C. Rogers.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document.* (File name: utx-20191231.xml)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.* (File name: utx-20191231.xsd)

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.* (File name: utx-20191231_cal.xml)

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.* File name: : utx-20191231_def.xml)

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.* (File name: utx-20191231_lab.xml)

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.* (File name: utx-20191231_pre.xml)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:

* Submitted electronically herewith.

Exhibits 10.1 through 10.40 are contracts, arrangements or compensatory plans filed as exhibits pursuant to Item 15(b) of the requirements for Form 10-K reports.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the three years ended December 31, 2019, (ii) Consolidated Statement of Comprehensive Income for the three years ended December 31, 2019, (iii) Consolidated Balance Sheet as of December 31, 2019 and 2018, (iv) Consolidated Statement of Cash Flows for the three years ended December 31, 2019, (v) Consolidated Statement of Changes in Equity for the three years ended December 31, 2019, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

Item 16.   Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED TECHNOLOGIES CORPORATION
(Registrant)

By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Acting Senior Vice President & Chief Financial Officer

By:	/s/ ROBERT J. BAILEY
Robert J. Bailey
Corporate Vice President, Controller

Date: February 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. HAYES	Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 6, 2020
(Gregory J. Hayes)

/s/ NEIL G. MITCHILL, JR.	Acting Senior Vice President & Chief Financial Officer (Principal Financial Officer)	February 6, 2020
(Neil G. Mitchill, Jr.)

/s/ ROBERT J. BAILEY	Corporate Vice President, Controller (Principal Accounting Officer)	February 6, 2020
(Robert J. Bailey)

/s/ LLOYD J. AUSTIN III *	Director
(Lloyd J. Austin III)

Director
(Diane M. Bryant)

/s/ JOHN V. FARACI *	Director
(John V. Faraci)

/s/ JEAN-PIERRE GARNIER *	Director
(Jean-Pierre Garnier)

/s/ CHRISTOPHER J. KEARNEY *	Director
(Christopher J. Kearney)

/s/ ELLEN J. KULLMAN *	Director
(Ellen J. Kullman)

/s/ MARSHALL O. LARSEN *	Director
(Marshall O. Larsen)

/s/ HAROLD W. MCGRAW III *	Director
(Harold W. McGraw III)

/s/ MARGARET L. O'SULLIVAN *	Director
(Margaret L. O'Sullivan)

/s/ DENISE L. RAMOS *	Director
(Denise L. Ramos)

/s/ FREDRIC G. REYNOLDS *	Director
(Fredric G. Reynolds)

/s/ BRIAN C. ROGERS *	Director
(Brian C. Rogers)

*By:	/s/ CHARLES D. GILL
Charles D. Gill Executive Vice President & General Counsel, as Attorney-in-Fact
Date: February 6, 2020

SCHEDULE I

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Shareowners and Board of Directors of United Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated February 6, 2020 appearing in the 2019 Annual Report to Shareowners of United Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 6, 2020
I

SCHEDULE II
UNITED TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three years ended December 31, 2019
(Millions of Dollars)

Allowances for Doubtful Accounts and Other Customer Financing Activity:
Balance, December 31, 2016	$467
Provision charged to income	88
Doubtful accounts written off (net)	(82)
Other adjustments	(17)
Balance, December 31, 2017	456
Provision charged to income	54
Doubtful accounts written off (net)	(37)
Other adjustments	15
Balance, December 31, 2018	488
Provision charged to income	84
Doubtful accounts written off (net)	(113)
Other adjustments	(70)
Balance, December 31, 2019	$389
Future Income Tax Benefits—Valuation allowance:
Balance, December 31, 2016	$545
Additions charged to income tax expense	45
Additions charged to goodwill, due to acquisitions	—
Reductions credited to income tax expense	(29)
Other adjustments	21
Balance, December 31, 2017	582
Additions charged to income tax expense	61
Additions charged to goodwill, due to acquisitions	25
Reductions credited to income tax expense	(25)
Other adjustments	(38)
Balance, December 31, 2018	605
Additions charged to income tax expense	117
Additions charged to goodwill, due to acquisitions	2
Reductions credited to income tax expense	(15)
Other adjustments	(93)
Balance, December 31, 2019	$616

II